Form 10-K
period 1993-12-31
NORWEST CORP
filed 1994-03-08
CIK 72971

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                      OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-2979

                              NORWEST CORPORATION

                A Delaware Corporation - I.R.S. No. 41-0449260
                                Norwest Center
                             Sixth and Marquette
                        Minneapolis, Minnesota  55479
                          Telephone (612) 667-1234

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
Title of each class                 which registered

Common Stock ($1 2/3 par value)     New York Stock Exchange
                                    Chicago Stock Exchange

Preferred Share Purchase Rights     New York Stock Exchange
                                    Chicago Stock Exchange

Depositary Shares Representing      New York Stock Exchange
10.24% Cumulative Preferred Stock

Depositary Shares Representing      New York Stock Exchange
Cumulative Convertible Preferred
Stock, Series B

6 3/4% Convertible Subordinated     New York Stock Exchange
Debentures Due 2003

No securities are registered pursuant to Section 12(g) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes_x__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

On January 31, 1994, 311,212,676 shares of common stock were outstanding, of which 281,972,855 shares were held by non-affiliates. At that date, the aggregate market values of these shares, based upon a closing price of $26.375 per share, were $8,208.2 million and $7,437.0 million, respectively.

Documents Incorporated by Reference
Portions of the corporation's Notice of Annual Meeting and Proxy
Statement for the annual meeting of stockholders to be held April
26, 1994, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS
Norwest Corporation (the corporation) is a regional bank holding company organized under the laws of Delaware in 1929 and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a diversified financial services organization, the corporation operates through subsidiaries engaged in banking and in related businesses. The corporation provides retail, commercial, and corporate banking services to its customers through banks located in Arizona, Colorado, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Ohio, South Dakota, Texas, Wisconsin, and Wyoming. The corporation provides additional financial services to its customers through subsidiaries engaged in various businesses, principally mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance, computer and data processing services, trust services, and venture capital investments.

At December 31, 1993, the corporation and its subsidiaries employed approximately 35,000 persons, had consolidated total assets of $50.8 billion, total deposits of $32.6 billion, and total stockholders' equity of $3.6 billion. Based on total assets at December 31, 1993, the corporation was the 14th largest bank holding company in the United States.

As a holding company, the corporation's role is to coordinate the establishment of goals, objectives, policies and strategies, to monitor adherence to policies and to provide capital funds to its subsidiaries. In addition, the corporation provides its subsidiaries with strategic planning support, asset and liability management services, investment administration and portfolio planning, tax planning, new product and business development support, advertising, administrative services and human resources management. The corporation derives substantially all its income from investments in and advances to its subsidiaries and service fees received from its subsidiaries.

The Financial Review, which begins on page 17 in the Appendix, discusses developments in the corporation's business during 1993 and provides financial and statistical data relative to the business and operations of the corporation. A brief description of the primary business lines of the corporation follows. Refer to Footnote 14 of the corporation's financial statements for additional information about the corporation's business segments.

Banking
The corporation's subsidiary banks, serving 15 states with 578 locations, offer diversified financial services including corporate and community banking, trust, capital management, data processing and credit card services. Investment services are provided to customers through Norwest Investment Services, Inc., which operates in 15 states with 111 offices, primarily in banking locations. In addition, Norwest Insurance, Inc. and its subsidiaries operate insurance agencies in 19 states with 102 offices offering complete lines of commercial and personal coverages to customers.

Norwest Bank Minnesota, N.A. is the largest bank in the group with total assets of $15.3 billion at December 31, 1993. Eight other banks in the group equaled or exceeded $1.0 billion in total assets: Norwest Bank Iowa, N.A. ($6.3 billion), Norwest Bank South Dakota, N.A. ($2.9 billion), Norwest Bank Nebraska, N.A ($2.9 billion), Norwest Bank Arizona, N.A. ($2.2 billion), Norwest Bank Denver, N.A. ($2.0 billion), Norwest Bank

Wisconsin, N.A. ($1.5 billion), Norwest Bank North Dakota, N.A ($1.1 billion) and Norwest Bank Fort Wayne, N.A. ($1.0 billion).

Norwest Venture Capital consists of a group of four affiliated companies engaged in making and managing investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. Norwest Venture Capital has supported the formation of nearly 300 new businesses with investments of nearly $400 million. Norwest Venture Capital's investments typically range from $750,000 to $5,000,000; however, larger sums may be invested in a single company, sometimes through syndication with other venture capitalists. Most Norwest Venture Capital emerging growth company clients are engaged in technology-related businesses, such as information processing, microelectronics, biotechnology, computer software, medical products, health care delivery, telecommunications, industrial automation, environmental related businesses and non-technology businesses, such as specialty retailing and consumer related business. Financing of management buy-outs is done for a variety of businesses.

Mortgage Banking
The corporation, through its mortgage banking operations, originates and purchases residential first mortgage loans for sale to various investors and provides servicing of mortgage loans for others where servicing rights have been retained. Income is primarily earned from origination fees, loan servicing fees, interest on mortgages held for sale, and the sale of mortgages and servicing rights. Norwest Mortgage offers a wide range of FHA, VA and conventional loan programs through a network of 633 offices in 577 communities in all 50 states. Approximately 49 percent of the mortgages are FHA and VA mortgages guaranteed by the federal government and sold as GNMA securities. In 1993 the company funded $33.7 billion of mortgages, with the average loan being approximately $97,500. This compares with $21.0 billion of fundings in 1992 and $13.2 billion in 1991. As of December 31, 1993 the mortgage banking servicing portfolio totaled $45.7 billion with a weighted average coupon of 7.22 percent. In 1993 mortgage banking retained $24.1 billion in servicing, or 71.5 percent of fundings, as compared with $13.0 billion or 61.9 percent of fundings and $4.2 billion or 31.8 percent of fundings in 1992 and 1991, respectively.

Consumer Finance
Consumer finance activities, provided through the corporation's subsidiary, Norwest Financial, Inc. and its subidiaries ("Norwest Financial"), include providing direct installment loans to individuals, purchasing of sales finance contracts, private label and lease accounts receivable and other related products and services. Norwest Financial provides consumer finance products and services through 954 stores in 794 communities in 46 states and in all 10 Canadian provinces. At December 31, 1993, consumer finance receivables accounted for 89 percent of Norwest Financial's total receivables. Direct installment loans to individuals constitute the largest portion of the consumer finance business and, in addition, sales finance contracts are purchased from retailers. The average installment loan made during 1993 was approximately $2,799 while sales finance contracts purchased during the year averaged approximately $976. Comparable amounts in 1992 and 1991 were $2,700 and $900, and $2,500 and $900, respectively.

Norwest Financial also has insurance subsidiaries which are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business and the consumer finance business of subsidiaries of the corporation. Property, involuntary unemployment and non-filing insurance is sold as part of Norwest Financial's consumer finance business directly or through a reinsurance arrangement by one of its insurance subsidiaries or on an agency basis.

Competition
Legislative and regulatory changes coupled with technological advances have significantly increased competition in the financial services industry. The corporation's banks and financial services subsidiaries compete with other commercial banks and financial institutions including savings and loan associations, credit unions, finance companies, mortgage banking companies, brokerage houses and insurance agencies.

Government policies, supervision and regulation
General
As a bank holding company, the corporation is subject to the supervision of the Federal Reserve Board. The corporation's banking subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. All of the corporation's banking subsidiaries are insured, and therefore are subject to regulation, by the FDIC. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board affecting the money supply and credit availability.

The corporation is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Accordingly, the right of the corporation, and thus the right of the corporation's creditors, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of such subsidiary, except to the extent that the corporation may be a creditor.

Dividend Restrictions
Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the OCC is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulation, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are defined to include, generally, loans which have matured and are in arrears with respect to interest by six months or more, other than such loans which are well secured and in the process of collection. Under these provisions the corporation's national bank subsidiaries could have declared, as of December 31, 1993, without obtaining prior regulatory approval, aggregate dividends of $483.2 million. The payment of dividends by any subsidiary bank may also be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank.

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Holding Company Structure
The corporation's banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to the corporation and its non-bank subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to the corporation or any non-bank subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to the corporation and all non-bank subsidiaries, to an aggregate of 20% of the bank's capital and surplus. Further, such loans and extensions of credit are required to be secured in specified amounts.

The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when the corporation may not have the resources to provide it. Any capital loans by the corporation to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Federal law (12 U.S.C. Section 55) permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to banks chartered by such states. The corporation, as the sole shareholder of certain of its subsidiary banks, is subject to such provisions.

Capital Requirements
In January 1989, the Federal Reserve Board issued final risk-based capital guidelines for bank holding companies, such as the corporation. The new guidelines, which became effective December 31, 1990, were phased in over two years. The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) is 8%. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of allowance for credit losses. The Federal Reserve Board has adopted changes to its risk-based and leverage ratio requirements applicable to bank holding companies and state chartered member banks that require that all intangibles, including core deposit intangibles, purchased mortgage servicing rights ("PMSRs"), and purchased credit card relationships ("PCCRs") be deducted from Tier 1 capital. The changes, however, grandfather identifiable assets (other than PMSRs and PCCRs) acquired on or before February 19, 1992, and permit the inclusion of readily marketable PMSRs and PCCRs in Tier 1 capital to the extent that (i) PMSRs and PCCRs do not exceed 50% of Tier 1 capital and (ii) PCCRs do not exceed 25% of Tier 1 capital. For such purposes, PMSRs and PCCRs each would be included in Tier 1 capital only up to the lesser of (a) 90% of their fair market value (which must be determined quarterly) and (b) 100% of the remaining unamortized book value of such assets. The OCC has adopted substantially similar regulations. In addition, the Federal Reserve Board approved in August 1990 final minimum "leverage ratio" (the ratio of Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and state member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and state member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and state member banks will be required to maintain a leverage ratio of 3% plus an additional cushion of 1% to 2%. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. Each of the corporation's banking subsidiaries is also subject to capital requirements adopted by applicable regulatory agencies which are substantially similar to the foregoing. At December 31, 1993, the corporation's Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) to risk-adjusted assets ratios were 9.84% and 12.60%, respectively, and the corporation's leverage ratio was 6.60%. Neither the corporation nor any subsidiary bank has been advised by the appropriate federal regulatory agency of any specific leverage ratio applicable to it.

Federal Deposit Insurance Corporation Improvement Act of 1991
In December 1991, Congress enacted the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critical capital level must be a level of tangible equity equal to not less than 2% of total assets and not more than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

Under regulations adopted pursuant to the foregoing provisions, for an institution to be well capitalized it must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8%, and a leverage ratio of at least 4% (and in some cases 3%). As of December 31, 1993, all of the corporation's banking subsidiaries were well capitalized.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to a wide range of limitations on operations and activities, including growth limitations, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became undercapitalized and
(ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. Although the corporation believes it is in compliance with the above FDICIA standards, the ultimate impact, if any, of such standards on the corporation cannot be ascertained.

FDICIA also contains a variety of other provisions that may affect the operations of the corporation, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

Under other regulations promulgated under FDICIA a bank cannot accept brokered deposits (that is, deposits obtained through a person engaged in the business of placing deposits with insured depository institutions or with interest rates significantly higher that prevailing market rates) unless (i) it is "well capitalized" or (ii) it is "adequately capitalized" and receives a waiver from the FDIC. A bank is defined to be well capitalized if it maintains a leverage ratio of at least 5%, a ratio of Tier 1 capital to risk-adjusted assets of at least 6%, and a ratio of total capital to risk-adjusted assets of at least 10%, and is not otherwise in a "troubled condition" as specified by the appropriate federal regulatory agency. A bank is defined to be "adequately capitalized" if it meets all of its minimum capital requirements. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts, unless it provides certain notices to affected depositors. In addition, a bank that is "adequately capitalized" and that has not received a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized". At December 31, 1993, all of the corporation's banking subsidiaries were well capitalized and, therefore, were not subject to these restrictions.

FDIC Insurance
Effective January 1, 1993, the deposit insurance assessment rate for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") increased as part of the adoption by the FDIC of a transitional risk-based assessment system. In June 1993, the FDIC published final regulations making the transitional system permanent effective January 1, 1994, but left open the possibility that it may consider expanding the range between the highest and lowest assessment rates at a later date. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution will be assigned an annual FDIC assessment rate ranging from 0.23% per annum (for well capitalized Subgroup A institutions) to 0.31% (for undercapitalized Subgroup C institutions). Adequately capitalized institutions will be assigned assessment rates ranging from 0.26% to 0.30%. The corporation incurred $66.2 million of FDIC assessment expense in 1993 as compared with $62.5 million in 1992 and $57.4 million in 1991. Because of decreases in the reserves of the BIF and SAIF due to the increased number of bank failures in recent years, it is possible the BIF and SAIF premiums will be further increased and it is possible that there may be a special assessment. Any such further increase or special assessment would also decrease net income, and a special assessment could have a material adverse effect on the results of operations of the corporation.

ITEM 2.  PROPERTIES
The corporation operates 578 commercial banking locations, of which 382 are owned directly by subsidiary banks and 196 are leased from outside parties. The mortgage banking operation leases its headquarters facilities and servicing center in Des Moines, Iowa, leases a servicing center in Minneapolis, Minnesota, owns an additional servicing center located in Springfield, Ohio, and leases all mortgage production offices nationwide. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all consumer finance branch locations. The corporation and Norwest Bank Minnesota, N.A. lease their offices in Minneapolis, Minnesota.

The accompanying notes to consolidated financial statements on pages 57 and 70 in the Appendix contain additional information with respect to premises and equipment and commitments under noncancellable leases for premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
The principal trading markets for the corporation's common equity are presented on the cover page of the Form 10-K. The high and low sales prices for the corporation's common stock for each quarter during the past two years and information regarding cash dividends is set forth on pages 62, 82, and 92 in the Appendix. The number of holders of record of the common equity securities of the corporation at January 31, 1994 were:

Title of Class                                      Number of Holders

6 3/4 % convertible
subordinated debentures due 2003                                   10

Depositary Shares Representing Cumulative
Convertible Preferred Stock, Series B                              91

Common stock, par value $1 2/3 per share                       25,999

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data begins on page 86 in the Appendix.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis is presented beginning on page 17 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the corporation and its subsidiaries begin on page 36 in the Appendix. The report of independent certified public accountants on the corporation's consolidated financial statements is presented on page 84 in the Appendix.

Selected quarterly financial data is presented on pages 92 and 93 in the Appendix.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and such information is expressly incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements - See Item 8 above.
         (2) Financial Statement Schedules
             All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)     Reports on Form 8-K
         (1) The corporation filed Current Reports on Form 8-K dated October 25, 1993, filing certain documents in connection with the offering of 6.65% Subordinated Debentures Due 2023, and dated December 29, 1993, filing certain documents in connection with the offering of Medium-Term Notes, Series D.

     (c)        Exhibits                                                 Page
          2.    Pro forma combined financial information for the
                corporation and pending acquisitions at December
                31, 1993 and for the years ended December 31,
                1993, 1992 and 1991....................................    94
          3(a). Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(b) to the corporation's Current Report on Form 8-K dated
                June 28, 1993.
          3(b). Certificate of Designations of powers, preferences and rights relating to the corporation's 10.24%
                Cumulative Preferred Stock incorporated by reference to Exhibit 4(a) to the corporation's
                Registration Statement No. 33-38806.
          3(c). Certificate of Designations of powers, preferences and rights relating to the corporation's Cumulative Convertible Preferred Stock, Series B incorporated by reference to Exhibit 2 to the corporation's
                Form 8-A, dated August 8, 1991.
          3(d). By-Laws, as amended, incorporated by reference to Exhibit 4(c) to the corporation's
                Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1991.
          4(a). See 3(a), 3(b), 3(c), and 3(d) of Item 14(c), above.
          4(b). Rights Agreement, dated as of November 22, 1988, between the corporation and Citibank, N.A.
                incorporated by reference to Exhibit 1 to the corporation's Form 8-A, dated December 6, 1988, and Certificates of Adjustment pursuant to Section
                12 of the Rights Agreement incorporated by reference to Exhibit 3 to the corporation's Form 8, dated July 21, 1989, and to Exhibit 4 to the corporation's Form 8-A/A dated June 29, 1993.
          4(c). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.
        *10(a). 1983 Stock Option and Restricted Stock Plan incorporated by reference to Exhibit 28(b) to the corporation's Registration Statement No. 2-95331.

        *10(b). 1985 Long-Term Incentive Compensation Plan, as amended, incorporated by reference to Exhibit
                99(a) to the corporation's Registration Statement
                No. 033-50309.
        *10(c). Employees' Stock Deferral Plan incorporated by reference to Exhibit 10(c) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.
        *10(d). Executive Incentive Compensation Plan incorporated by reference to Exhibit 19(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1988. Amendment to Executive Incentive Compensation Plan incorporated by reference to
                Exhibit 19(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.
        *10(e). Supplemental Savings-Investment Plan, as amended, incorporated by reference to Exhibit 10(e) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.
        *10(f). Executive Financial Counseling Plan incorporated by reference to Exhibit 10(f) to the corporation's
                Annual Report on Form 10-K for the year
                ended December 31, 1987.
        *10(g). Supplemental Long Term Disability Plan incorporated by reference to Exhibit 10(f) to the corporation's
                Annual Report on Form 10-K for the year ended
                December 31, 1990.  Amendment to Supplemental Long
                Term Disability Plan incorporated by reference to Exhibit 10(g) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.
        *10(h). Deferred Compensation Plan for Non-Employee
                Directors incorporated by reference to
                Exhibit 10(g) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1987.
        *10(i). Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 10(h) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1987. Amendment to Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 19 to the corporation's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
        *10(j). Directors' Formula Stock Award Plan, as amended, incorporated by reference to Exhibit 19 to the corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
        *10(k). Directors' Stock Deferral Plan incorporated by reference to Exhibit 19 to the corporation's
                Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1992.
        *10(l). Agreement between the corporation and Lloyd P.
                Johnson dated March 11, 1991, incorporated by reference to Exhibit 19(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 1991.
        *10(m). Agreement between the corporation and Richard M.
                Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

        *10(n). Form of agreement executed in March 1991, between
                the corporation and 13 executive officers including
                two directors, incorporated by reference to
                Exhibit 19(f) to the corporation's Quarterly Report
                on Form 10-Q for the quarter ended March 31, 1991.
                Amendments dated March 16, 1992 to the agreements
                between the corporation and Lloyd P. Johnson and
                Richard M. Kovacevich incorporated by reference to
                Exhibit 19(a) to the corporation's Quarterly Report
                on Form 10-Q for the quarter ended March 31, 1992.
        *10(o). Lincoln Financial Corporation Directors' Stock
                Compensation Plan incorporated by reference to
                Exhibit 10 to the corporation's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1993.
        *10(p). Employees' Deferred Compensation Plan incorporated by reference to Exhibit 99 to the corporation's
                Registration Statement No. 033-50307.
        *10(q). Consulting Agreement between the corporation and
                Gerald J. Ford dated January 19, 1994..................    102
        *10(r). First United Bank Group, Inc. Incentive Stock
                Option Plan incorporated by reference to the
                corporation's Registration Statement No. 033-50495.
         11.    Computation of Earnings Per Share......................   106
         12(a). Computation of Ratio of Earnings to Fixed Charges......   107
         12(b). Computation of Ratio of Earnings to Fixed Charges
                and Preferred Stock Dividends..........................   108
         21.    Subsidiaries of the Corporation........................   109
         23.    Consent of Experts.....................................   115
         24.    Powers of Attorney.....................................   116

______________________
* Management contract or compensatory plan or arrangement.

Stockholders may obtain a copy of any Exhibit, Item 14(c), none of which are contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 1994.

Norwest Corporation
(Registrant)

By  /s/RICHARD M. KOVACEVICH
    Richard M. Kovacevich
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 22nd day of February, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

By  /s/JOHN T. THORNTON
    John T. Thornton
    Executive Vice President and
      Chief Financial Officer
    (Principal Financial Officer)

By  /s/MICHAEL A. GRAF
    Michael A. Graf
    Senior Vice President and Controller
    (Principal Accounting Officer)

The Directors of Norwest Corporation listed below have duly executed powers of attorney empowering William A. Hodder to sign this document on their behalf.

David A. Christensen                  Richard S. Levitt
Pierson M. Grieve                     Richard D. McCormick
Charles M. Harper                     Cynthia H. Milligan
N. Berne Hart                         John E. Pearson
George C. Howe                        Ian M. Rolland
Lloyd P. Johnson                      Stephen E. Watson
Reatha Clark King                     Michael W. Wright
Richard M. Kovacevich

By  /s/WILLIAM A. HODDER
    William A. Hodder
    Director and Attorney-in-Fact
    February 22, 1994

                                                                     Appendix



                      NORWEST CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Financial
                  Statements, Report of Independent Auditors
                         and Selected Financial Data

                      Forming a Part of the Annual Report
                             on Form 10-K for the
                         Year Ended December 31, 1993



                                   Contents

                                                            Page

Financial Review .........................................    17

Financial Statements .....................................    36

Independent Auditors' Report .............................    84

Management's Report ......................................    85

Six-Year Consolidated Financial Summary ..................    86

Consolidated Average Balance Sheets
and Related Yields and Rates .............................    87

Quarterly Condensed Consolidated Financial Information....    92

FINANCIAL REVIEW

This financial review should be read with the consolidated financial statements and accompanying notes presented on pages 36 through 83 and other information presented on pages 86 through 93.

EARNINGS PERFORMANCE

Norwest Corporation (the "corporation") reported record net income of $653.6 million in 1993, an increase of 79.5 percent over earnings of $364.1 million in 1992 and 63.0 percent over the $400.9 million earned in 1991. Net income per common share was $2.13 in 1993, compared with $1.16 in 1992 and $1.34 in 1991, an increase of 84.4 percent and 59.3 percent, respectively. Return on common equity was 20.9 percent and return on assets was 1.38 percent for 1993, compared with 12.4 percent and 0.85 percent in 1992, respectively, and 15.5 percent and 0.99 percent in 1991, respectively.

The 1992 results include a one-time special charge of $76.0 million after tax, or 26 cents per common share, related to the corporation's early adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Excluding the cumulative effect of the change in accounting for postretirement medical benefits, 1992 net income was $440.1 million, or $1.42 per common share, return on common equity was 15.2 percent and return on assets was 1.03 percent.

Net income per common share amounts for periods prior to 1993 have been restated to reflect the two-for-one split of the outstanding shares of common stock of the corporation effected in the form of a 100 percent stock dividend distributed on June 28, 1993.

The corporation's results for periods prior to 1993 have been restated to include the results of Lincoln Financial Corporation (Lincoln) which was acquired by the corporation effective February 9, 1993 and has been accounted for using the pooling of interest method of accounting. Included in 1992 earnings are Lincoln's $60.0 million of additional provision for credit losses for the purpose of conforming Lincoln's credit loss practices and policies to those of the corporation and $33.5 million of merger and transition related expenses and restructuring costs, together totaling $93.5 million before income taxes.

Norwest Corporation and Subsidiaries

CONSOLIDATED INCOME SUMMARY

                                                                                 5 Year
                                                                                 Growth
In Millions           1993  Change   1992   Change      1991     1990      1989    Rate

Interest income
 (tax-equivalent
  basis)           $3,766.7   3.9% $3,623.8  (5.8)% $3,847.5 $3,748.0  $3,501.4    4.5%
Interest expense    1,358.0 (10.0)  1,509.2 (25.5)   2,024.2  2,201.2   2,100.9   (4.4)
  Net interest
  income            2,408.7  13.9   2,114.6  16.0    1,823.3  1,546.8   1,400.5   12.8
  Provision for
  credit losses       140.1 (47.5)    266.7 (33.6)     401.9    428.3     225.5   (5.3)
Net interest
  income after
  provision for
  credit losses     2,268.6  22.8   1,847.9  30.0    1,421.4  1,118.5   1,175.0   14.8
Non-interest
  income            1,542.5  25.5   1,228.8  19.2    1,031.2    872.1     711.3   20.6
Non-interest
  expenses          2,840.8  16.6   2,436.6  25.6    1,939.5  1,666.9   1,454.7   15.9
Income before
  income taxes        970.3  51.6     640.1  24.8      513.1    323.7     431.6   20.5
Income tax
  expense             284.1  74.1     163.2 144.3       66.8    110.1      96.0   58.5
Tax-equivalent
  adjustment           32.6 (11.6)     36.8 (18.9)      45.4     57.3      60.7  (14.2)
Income before
  cumulative effect
  of a change in
  accounting for
  postretirement
  medical benefits    653.6  48.5     440.1   9.8      400.9    156.3     274.9   18.2
Cumulative effect
  on years ended
  prior to
  December 31, 1992
  of a change in
  accounting for
  postretirement
  medical benefits        -    NM     (76.0)    NM         -        -         -      -

Net income         $  653.6  79.5%  $ 364.1  (9.2)%  $ 400.9  $ 156.3  $  274.9   18.2%




NM - Not meaningful

ORGANIZATIONAL EARNINGS

BANKING
The Banking Group reported record earnings of $397.2 million in 1993,
74.5 percent over 1992 earnings of $227.7 million and 61.5 percent over 1991 earnings of $246.0 million. Included in the 1992 Banking Group results are Lincoln's additional provision for credit losses, merger and transition related expenses and restructuring costs totaling $93.5 million before income taxes. The Banking Group earnings increases over 1992 and 1991 reflect 7.0 percent and 16.3 percent growth in tax-equivalent net interest income, respectively, primarily due to increases in average earning assets and net interest margin, and 80.5 percent and
87.5 percent decreases in the provision for credit losses, respectively, reflecting continued decreases in net credit losses and non-performing assets. Non-interest income in the Banking Group incresed 11.4 percent over 1992 and 24.5 percent over 1991 primarily due to continued increases in trust fee income, service charges on deposits and insurance revenues. The Banking Group non-interest expense increases of 5.8 percent and 25.7 percent over 1992 and 1991, respectively, are primarily a result of acquisition related charges, writedowns of excess facilities and other assets, and increased charitable contributions.

The venture capital subsidiaries realized $59.5 million of net gains in 1993, compared with net gains of $29.7 million in 1992 and net losses of $4.6 million in 1991. Virtually all appreciated securities included in the $59.5 million venture capital gains were contributed to the Norwest Foundation. Contribution amounts of these appreciated securities, which included cost basis, were $69.8 million in 1993. Net unrealized appreciation in the venture capital investment portfolio was $118.3 million at December 31, 1993, an increase of 26.1 percent over December 31, 1992.

MORTGAGE BANKING
Mortgage banking operations earned $56.3 million in 1993, a 5.5 percent increase over 1992 earnings of $53.4 million, and 79.4 percent over 1991 earnings of $31.4 million. The increase in earnings reflects a 60.2 percent and 155.7 percent increase in residential mortgage fundings over 1992 and 1991, respectively. Fundings were $33.7 billion in 1993, compared with $21.0 billion in 1992 and $13.2 billion in 1991. Approximately 55 percent of the 1993 fundings were due to new loan originations with refinancings accounting for approximately 45 percent. Net gains on the sale of mortgages was $140.5 million in 1993, compared with $19.8 million in 1992 and $13.0 million in 1991. Net servicing retained during 1993 was $24.1 billion, compared with $13.0 billion in 1992 and $4.2 billion in 1991. The servicing portfolio increased to $45.7 billion at December 31, 1993, compared with $21.6 billion at December 31, 1992. In 1993, sales of servicing rights were $2,948 million, under an obligation in a long-term contract, with gains on sales of $61.7 million compared with $7,213 million and $62.4 million, respectively, during 1992 and $9,047 million and $76.5 million, respectively, in 1991.

NORWEST FINANCIAL SERVICES
Norwest Financial Services, Inc. (Norwest Financial) reported record earnings of $200.1 million in 1993, a 25.9 percent increase over the $159.0 million earned in 1992, and a 62.0 percent increase over the $123.5 million earned in 1991. The increases are primarily due to increases in tax-equivalent net interest income of 27.1 percent and 52.9 percent, respectively, over 1992 and 1991. The increase in tax-equivalent net interest income was due to 17.8 percent and 26.0 percent increases in average finance receivables over 1992 and 1991, respectively, and an increase in net interest margin of 107 basis points over 1992 and 232 basis points over 1991. The increase in net interest margin reflects lower short-term borrowing rates and benefits from refinancing long-term debt at lower interest rates. Norwest Financial's non-interest expenses increased 21.5 percent and 45.6 percent over 1992 and 1991, respectively, primarily due to the acquisition of the consumer finance business of Trans Canada Credit Corporation Limited during the fourth quarter of 1992.

Norwest Corporation and Subsidiaries

ORGANIZATIONAL EARNINGS*

In millions

Year ended December 31          1993    1992     1991     1990     1989

Banking                       $397.2   227.7    246.0     33.0    189.6
Mortgage banking                56.3    53.4     31.4     17.0      5.8
Norwest Financial Services
  Inc., and subsidiaries       200.1   159.0    123.5    106.3     79.5
Consolidated income before
 cumulative effect of
 a change in accounting
 for postretirement
 medical benefits              653.6   440.1    400.9    156.3    274.9
Cumulative effect on
 years prior to December
 31, 1992 of a change
 in accounting for
 postretirement
 medical benefits                  -   (76.0)       -        -        -
Net income                    $653.6   364.1    400.9    156.3    274.9

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.


CONSOLIDATED INCOME STATEMENT ANALYSIS

NET INTEREST INCOME
Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1993, tax-equivalent net interest income provided 61.0 percent of the corporation's net revenues, compared with 63.2 percent in 1992 and 63.9 percent in 1991.

Total tax-equivalent net interest income was $2,408.7 million in 1993, a
13.9 percent increase over the $2,114.7 million reported in 1992. Growth in tax-equivalent net interest income over 1992 was primarily due to an
11.3 percent increase in average earning assets and a 13 basis point increase in net interest margin. The increase in average earning assets is primarily due to an increase in average mortgages held for sale resulting from growth in residential mortgage fundings and an increase in average loans and leases, partially offset by a slight decrease in
average total investment securities.   The 1992 increase of 16.0 percent
over the $1,823.2 million reported in 1991 was due to a 5.9 percent increase in average earning assets and a 47 basis point increase in net interest margin. The increase in earning assets reflects increases in mortgages held for sale and increases in total investment securities. Non-accrual and restructured loans reduced net interest income by $12.3 million in 1993, compared with $17.2 million in 1992 and $24.8 million in 1991. Detailed analysis of net interest income appear on pages 87, 88 and 89.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 5.59 percent in 1993, compared with 5.46 percent in 1992 and 4.99 percent in 1991. The increase over 1992 reflects the downward repricing of core deposits, refinancing of long-term debt at lower interest rates and the repurchase of securitized credit card receivables, partially offset by lower yields on earning assets. The 1992 increase over 1991 reflects the downward repricing of core deposits, the refinancing of long-term debt at lower interest rates and the issuance of approximately $412 million of preferred and common stock during 1991, partially offset by an increase in average mortgages held for sale and an increase in average total investment securities on which narrower spreads are earned.

PROVISION FOR CREDIT LOSSES
The provision for credit losses reflects management's judgment of the cost associated with credit risk inherent in the loan and lease portfolio. The consolidated provision for credit losses was $140.1 million in 1993, a decrease of $126.6 million from 1992 and a decrease of $261.8 million from 1991. The provision for credit losses was 0.56 percent of average loans and leases in 1993, compared with 1.22 percent in 1992 and 1.87 percent in 1991. The decrease from 1992 reflects the continued reduction in the corporation's net credit losses and non-performing assets which are down $89.6 million from December 31, 1992. Also, as previously discussed, the 1992 provision for credit losses includes $60.0 million in additional provisions for credit losses taken by Lincoln. The 1992 decrease from 1991 reflects the reduction in the corporation's net charge-offs and non-performing assets.

Net credit losses for 1993 were $173.6 million, a decrease of $44.0 million from 1992, and a decrease of $139.0 million from 1991. Net credit losses as a percentage of average loans and leases were 0.70 percent in 1993, compared with 1.00 percent in 1992 and 1.45 percent in 1991. The decrease in net credit losses in 1993 from 1992 reflects significantly lower commercial, consumer, construction and land development and real estate loan charge-offs resulting from lower levels of non-performing loans. These decreases were partially offset by higher foreign loan charge-offs as a result of Norwest Financial's fourth quarter 1992 acquisition of the consumer finance business of Trans Canada Credit Corporation Limited and higher credit card charge-offs. The decrease in 1992 from 1991 is primarily due to lower commercial and real estate loan charge-offs.

NON-INTEREST INCOME
Non-interest income is a significant source of the corporation's revenue, representing 39.0 percent of tax-equivalent net revenues in 1993, compared with 36.8 percent in 1992 and 36.1 percent in 1991.
Consolidated non-interest income increased 25.5 percent in 1993 to $1,542.5 million, primarily due to increased mortgage banking revenues, venture capital gains and growth in various fee-based services, partially offset by a decrease in credit card fees, trading account gains and net gains on investment/mortgage-backed securities available for sale. During 1993 securities held for investment with a total amortized cost of $29.5 million were sold since they had been called by the issuers, resulting in gains on sales of $0.1 million. Excluding investment/mortgage-backed securities gains, venture capital gains and gains on investment/mortgage-backed securities available for sale, non-interest income was up 26.1 percent from 1992 and 41.4 percent from 1991. The growth in mortgage banking revenues reflects the continued growth in mortgage loan fundings and the servicing portfolio. Credit card revenues decreased $19.9 million from 1992 primarily due to the repurchase of $525 million of credit card receivables from the securitized credit card receivable trusts during 1993 and a reduction in the number of credit card accounts by 19,000 to 1,896,000 as of December 31, 1993. The corporation expects to have repurchased the remaining $333 million of credit card receivables from the securitized credit card receivable trusts by the end of the second quarter of 1994. Revenues on securitized credit card receivables are recorded in non-interest income rather than net interest income. Other non-interest income increased $43.0 million from 1992 primarily due to increases of $36.1 million in trading account securities gains and $9.9 million in gains on sales of student loans available for sale.

Consolidated non-interest income increased 19.2 percent in 1992 from 1991, primarily due to growth in mortgage banking revenues, gains on sales of investment/mortgage backed securities available for sale, venture capital gains and growth in various fee-based services, partially offset by a decrease in credit card fees. The 48.1 percent growth in mortgage banking revenues is due to the increase in mortgage fundings over 1991, partially offset by an 18.4 percent decrease in gains on sales of servicing rights. The decrease in credit card fees is primarily due to the repurchase of $254 million of credit card receivables from the securitized credit card receivable trusts during 1992 and a reduction in the number of credit card accounts of 174,000 to 1,915,000 as of December 31, 1992.

NON-INTEREST EXPENSES
Consolidated non-interest expenses increased 16.6 percent to $2,840.8 million in 1993. The increase is primarily due to increased salaries and benefits at both the mortgage banking operations, to support the large origination and servicing increases in that business, and at Norwest Financial due to its fourth quarter 1992 acquisition of the consumer finance business of Trans Canada Credit Corporation Limited, as well as increased salaries and benefits due to numerous acquisitions completed by the corporation during 1993. Excluding the growth in mortgage banking operations, Norwest Financial, businesses acquired during the year and the impact of the 1993 change in retirement plan assumptions, salaries and benefits expense increased 4.0 percent from 1992. The increase in non-interest expenses also reflects the impact of shortening of depreciable lives on mainframe computers, capping the amortizable life of goodwill at 15 years, increased and accelerated amortization of other intangibles, writedowns of excess facilities and other assets, a $47.1 million increase in charitable contributions and acquisition related charges.

Non-interest expenses increased $497.1 million in 1992 over 1991. This increase is primarily attributable to increased salaries and benefits in the mortgage banking operations, reflective of large volume increases in originations and servicing, excess facility and other asset writedowns of approximately $82.0 million, writedowns of intangible assets of approximately $68.0 million, merger and transition related expenses and certain restructuring charges related to the Lincoln acquisition of approximately $33.5 million, a $19.3 million loss on prepayment of Norwest Financial debt and an $18.3 million increase in charitable contributions.

POSTEMPLOYMENT BENEFITS
In l992, the Financial Accounting Standards Board issued Statement of FInancial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). Beginning in 1994, FAS 112 requires employers to accrue the cost of postemployment benefits during the employees active service, if the amount of the benefits can be reasonably estimated and payment is probable. Management believes the adoption of FAS 112 will not have a material effect on the consolidated financial statements of the corporation.

INCOME TAXES
The corporation's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly impacted by the mix of taxable versus tax-exempt revenues from investment securities and the loan portfolio and the utilization of net operating loss carryforwards.

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (FAS 109) effective January 1, 1993. The corporation adopted FAS 109 as of January 1, 1993, with no material impact on the corporation's consolidated financial statements. Prior to adoption of FAS 109, the corporation accounted for income taxes under Statement of Financial Accounting Standards No. 96.

The effective income tax rate was 30.3 percent in 1993, compared with
24.5 percent in 1992 and 14.3 percent in 1991. The increase in the effective tax rate in 1993 from 1992 is primarily due to the fact that in 1993 there were no net operating loss tax benefits related to United Banks of Colorado, Inc's. 1990 net operating loss as compared with $31.2 million of benefits in 1992. The increase in the effective tax rate in 1992 from 1991 is primarily due to $31.2 million in net operating loss tax benefits in 1992 as compared with $49.3 million in 1991 related to United. For more information on income taxes see Footnote 12 on page 69.


CONSOLIDATED BALANCE SHEET ANALYSIS

EARNING ASSETS
At December 31, 1993, earning assets were $46.5 billion, compared with $42.4 billion at December 31, 1992. This increase is primarily due to a $4.3 billion increase in loans and leases, and student loans and mortgages held for sale, including $2.6 billion of loans and leases acquired in acquisitions completed during 1993. This increase is partially offset by a $0.4 billion decrease in total investment securities.


Average earnings assets were $43.1 billion in 1993, an increase of 11.3 percent over 1992. This increase is primarily due to a 14.4 percent increase in average loans and leases, and a 35.5 percent increase in mortgages held for sale due to increased residential mortgage fundings, partially offset by a 6.6 percent decrease in average total investment securities.

Leverage, the ratio of average assets to average stockholders' equity, was 14.2 times during 1993 versus 14.1 times during 1992. This increase is due to a 10.7 percent increase in average assets, partially offset by a 9.6 percent increase in average stockholders' equity.

In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will be adopted by the corporation in the first quarter of 1994. The Statement requires that investments classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of stockholders' equity. The corporation currently accounts for investments classified as available for sale using the lower of cost or market accounting method. As of December 31, 1993, net unrealized gains related to investments and mortgage-backed securities available for sale were $482.7 million before income taxes.

In Footnote 16 to the consolidated financial statements on page 74 the corporation has disclosed the estimated fair values of all on and off-balance sheet financial instruments and certain non-financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments".

As of December 31, 1993, the fair value of net financial instruments totaled $3.9 billion, an increase of $1.0 billion from December 31, 1992. This increase was primarily due to growth in mortgages held for sale and loans and leases, which were partially offset by reductions in investment securities, including securities available for sale. During the same period, the net fair value of certain non-financial instruments increased $1.2 billion to $7.1 billion as of December 31, 1993. The fair value of the consumer finance network increased $0.8 billion. The fair value of the mortgage servicing portfolio and the mortgage loan origination/wholesale network increased $0.4 billion in 1993 due to increases in the servicing portfolio, as previously discussed, and growth in the origination and wholesale network.

As of December 31, 1992, the fair value of net financial instruments totaled $2.9 billion, an increase of $0.2 billion from December 31, 1991. This increase was primarily due to growth in mortgages held for sale and loans and leases, which were partially offset by reductions in investment securities and mortgage-backed securities, including securities available for sale. During the same period, the net fair value of certain non-financial instruments increased $1.3 billion to $5.9 billion as of December 31, 1992. The fair value of the consumer finance network increased $0.4 billion due to growth in accounts and a widened interest spread on such loans. The fair value of the mortgage servicing portfolio and mortgage loan origination/wholesale network increased $0.6 billion in 1992, due to increases in the servicing portfolio and growth in the origination and wholesale network.

CREDIT RISK MANAGEMENT
The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector. Credit risk management also includes pricing loans to cover anticipated future credit losses, funding and servicing costs and to allow for a profit margin. Loans and leases by type appear in Footnote 5 on page 56.

As of December 31, 1993, the corporation's commercial real estate portfolio of loans to investors, developers and builders, including construction and land development loans (development loans), was $1,632.3 million, of which $40.0 million or 2.5 percent, were non-performing, compared with $1,559.0 million at December 31, 1992, of which $76.4 million, or 4.9 percent, were non-performing. These loans do not include loans on owner-occupied real estate which the corporation views as having the same general credit risk as commerical loans.

Development loans represent 5.8 percent of the corporation's total loan portfolio. The total number of development loans is approximately 4,000 with an average loan size of approximately $0.3 million. The largest development loan is $16.4 million. The industry composition of development loans consists of office/warehouse (23 percent), retail (23 percent), residential (32 percent) and other (22 percent).

The construction and commercial real estate loan problems of many regional bank holding companies in some other parts of the United States have not been as severe in the Midwest. Geograpically, over 96 percent of the development loan portfolio is within the thirteen state area where the corporation has its principal banking franchise. Approximately 43 percent of the total portfolio is secured by property located in the Minneapolis/St. Paul, Minnesota area and Colorado. Within the 13 state area, the Minneapolis/St. Paul area has the largest concentration of developer activity. As noted above, the corporation has spread its construction and commercial real estate loans among numerous borrowers and has limited the size of loans retained on its books. Accordingly, the corporation believes its exposure to future commercial real estate loan losses is limited.

The corporation is not aware of any loans classified for regulatory purposes at December 31, 1993, that are expected to have a material impact on the corporation's future operating results, liquidity or capital resources. The corporation is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1993.

ALLOWANCE FOR CREDIT LOSSES
At December 31, 1993, the allowance for credit losses was $744.9 million, or 2.76 percent of loans and leases outstanding, compared with $742.7 million or 3.07 percent at December 31, 1992. The ratio of the allowance for credit losses to the total non-performaning assets and 90-day past due loans and leases was 260.9 percent at December 31, 1993, compared with 199.3 percent at December 31, 1992.

Although it is impossible for any lender to predict future credit losses with complete accuracy, management monitors the allowance for credit losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. The corporation maintains the allowance for credit losses as a general allowance available to cover future credit losses within the entire loan and lease portfolio and other credit-related risks. However, management has prepared an allocation of the allowance based on its views of risk characteristics of the portfolio. This allocation of the allowance for credit losses does not represent the total amount available for actual future credit losses in any single category nor does it prohibit future credit losses from being absorbed by portions of the allowance allocated to other categories or by the unallocated portion. The table on page 90 presents the allocation of the allowance for credit losses to major categories of loans.

NON-ACCRUAL, RESTRUCTURED AND PAST DUE LOANS
AND LEASES AND OTHER REAL ESTATE OWNED
The table on page 27 presents data on the corporation's non-accrual, restructured and 90-day past due loans and leases and other real estate owned. Generally, the accrual of interest on a loan or a lease is suspended when the credit becomes 90 days past due unless fully secured and in the process of collection. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition.

Non-performing assets, including non-accrual, restructured and other real estate owned, and 90-day past due loans and leases, total $285.5 million, or 0.6 percent of total assets, at December 31, 1993, compared with $372.7 million, or 0.8 percent of total assets at December 31, 1992.
This decline is due to decreases in real estate and commercial non-accrual loans of $29.6 million and $23.5 million, respectively, and a

$36.2 million decrease in other real estate owned, partially offset by a $5.0 million increase in restructured loans. The reduction in primary earnings per share due to total non-accrual and restructured loans was four cents in 1993, compared with eight cents in 1992 and 12 cents in 1991.

In 1993, the Financial Acounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Imparement of a Loan,"(FAS 114) which must be adopted for the corporation's 1995 financial statements. It requires that impared loans, as defined within FAS 114, be measured based on the present value of expected future cash flow discounted at the loan's effective rate, at the loan's market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS 114 is not expected to have a material effect on the corporation's consolidated financial statements.

Norwest Corporation and Subsidiaries

NON-ACCRUAL, RESTRUCTURED AND PAST DUE LOANS
AND OTHER REAL ESTATE OWNED


In millions, except per share amounts

At December 31          1993     1992     1991     1990    1989    1988

Non-accrual loans
 and leases
  Domestic             $172.9    231.3    334.5   375.2   268.0   210.1
  Foreign                   -        -        -       -       -    11.6
Total non-accrual
 loans and leases       172.9    231.3    334.5   375.2   268.0   221.7
Restructured loans
 and leases               7.9      2.9     15.6    11.8    22.4    31.8
Total non-accrual
 and restructured
 loans and leases       180.8    234.2    350.1   387.0   290.4   253.5
Other real estate
 owned                   54.7     90.9    108.2   149.5   117.5   119.8
Total non-performing
 assets                 235.5    325.1    458.3   536.5   407.9   373.3
Loans and leases
 past due 90 days
 or more*                50.0     47.6     77.7    86.5    68.1    89.1
Total non-performing
 assets and 90-day
 past due loans
 and leases            $285.5    372.7    536.0   623.0   476.0   462.4

Interest income
 as originally
 contracted on
 non-accrual and
 restructured loans
 and leases            $ 17.3     24.5     38.7    48.5    31.2    29.6
Interest income
 recognized on
 non-accrual and
 restructured
 loans and leases        (5.0)    (7.3)   (13.9)  (19.3)   (8.8)   (7.5)
Reduction of interest
 income due to
 non-accrual and
 restructured loans
 and leases            $ 12.3     17.2     24.8    29.2    22.4    22.1
Reduction in primary
 earnings per share
 due to non-accrual
 and restructured
 loans and leases       $ .04      .08      .12     .14     .11     .11


*Excludes non-accrual and restructured loans and leases.

FUNDING SOURCES

INTEREST BEARING-LIABILITIES
At December 31, 1993, interest-bearing liabilities totaled $36.8 billion, an increase of $1.8 billion over December 31, 1992. The increase is principally due to a $2.3 billion increase in interest bearing deposits primarily as a result of the Citibank (Arizona) and Columbia Savings acquisitions and a $2.3 billion increase in long-term debt, partially offset by a $2.9 billion decrease in short-term borrowings.

Average interest-bearing liabilities were $35.7 billion in 1993, compared with $32.9 billion in 1992, primarily due to a 3.5 percent increase in average interest bearing deposits, a 3.7 percent increase in short-term borrowings and a 44.7 percent increase in average long-term debt.

CORE DEPOSITS
In the corporation's banking subsidiaries, demand deposits, regular savings and NOW accounts, money market checking and savings accounts and consumer savings certificates provide a stable source of low-cost funding. These funds accounted for approximately 61 percent of the corporation's total funding sources during 1993 and approximately 63 percent in 1992. This is a high level of core deposits by industry standards. In the corporation's Banking Group, where these funds are utilized, average core deposits accounted for approximately 64 percent of total funding sources during 1993 compared with 67 percent in 1992.

PURCHASED DEPOSITS
In addition to core deposits, purchased deposits are an important source of funding for the corporation's banking subsidiaries. Purchased deposits include certificates of deposit with denominations of more than $100,000 and foreign time deposits. Purchased deposits represented approximately 4 percent of the corporation's total funding sources in 1993 and 1992.

SHORT-TERM BORROWINGS
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase and commercial paper issued by the corporation and Norwest Financial. Commercial paper is used by the corporation to fund the short-term needs of its subsidiaries, consisting primarily of funding of Norwest Mortgage's inventory of mortgages held for sale which are typically held for 60 to 90 days. Norwest Financial utilizes funds generated through its own commercial paper sales program to fund approximately 23 percent of its average earnings assets in 1993 compared with 22 percent in 1992.

On January 6, 1994, Standard & Poor's upgraded the corporation's commercial paper rate from A1 to A1+. In its initial rating of the corporation and Norwest Financial, Fitch Investors Service, Inc. assigned an F-1+ to both the corporation's and Norwest Financial's commercial paper. The corporation's commercial paper/short-term debt is rated A1+, Duff 1+, TBW-1, and P1 by IBCA, Duff & Phelps, Thomson BankWatch, and Moody's, respectively. Norwest Financial's commercial paper/short-term debt is also rated A1+, Duff 1+, TBW-1 and P1 by Standard & Poor's, Duff & Phelps, Thomson BankWatch and Moody's, respectively. On average, total short-term borrowings represented approximately 15 percent of the corporation's total funding sources during 1993 and approximately 17 percent during 1992.

At December 31, 1993, the corporation had available lines of credit totaling $1,172.7 million, including lines of credit totaling $972.7 million at Norwest Financial. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

LONG-TERM DEBT
Long-term debt represents an important funding source for the corporation and for Norwest Financial. Total long-term debt represented approximately 13 percent of the corporation's consolidated average funding sources during 1993 compared with approximately 10 percent in 1992. The corporation utilizes long-term debt primarily to meet the long-term funding requirements of its subsidiaries, with outstandings of $4,060.7 million as of December 31, 1993 compared with $2,083.7 million as of December 31, 1992. Five banking subsidiaries are members of the Federal Home Loan Bank allowing them to receive long-term advances secured by certain loans and investment securities. As of December 31, 1993, these banking subsidiaries had advances outstanding totaling $2,446.6 million, an increase of $1,027.5 million from December 31, 1992. Long-term debt plays an even more significant role at Norwest Financial, which utilizes this source of financing to fund approximately 55 percent of its average earning assets. At December 31, 1993, Norwest Financial's long-term debt outstanding was $2,741.7 million. The table on page 59 presents the corporation's outstanding consolidated long-term debt as of December 31, 1993 and 1992.

On January 6, 1994, Standard & Poor's upgraded the corporation's senior debt rating from A+ to AA-, subordinated debt rating from A to A+ and preferred stock rating from A- to A. In addition, on November 3, 1993, Thomson BankWatch upgraded the corporation's senior debt rating from AA to AA+, subordinated debt rating from AA- to AA and preferred stock rating from A+ to AA-. In its initial rating of Norwest Financial, Thomson BankWatch assigned a senior debt rating of AA+ and a subordinated debt rating of AA and also assigned Norwest Financial Thomson BankWatch's highest issuer rating, which is A. Also in November 1993, Fitch Investors Service, Inc., in its initial rating of the corporation's debt, assigned a shelf registration and senior debt rating of AA, a subordinated debt rating of AA- and a preferred stock rating of A+. Duff & Phelps, IBCA and Moody's have currently rated the corporation's senior debt AA-, AA- and A1, respectively. Norwest Financial's senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Service, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. In early 1993, Thomson BankWatch assigned their highest issuer rating to the corporation, an A rating, which is shared by only four others among the 35 largest domestic bank holding companies, Banc One Corporation, SunTrust Banks, Inc., J.P.Morgan & Co. Incorporated and Wachovia Corporation.

ASSET AND LIABILITY MANAGEMENT
The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest sensitivity risk (as defined below) and liquidity. The focal point of this process is the corporate Asset and Liability Management Committee
(ALCO). This committee which meets weekly, forms policies governing investments, funding sources, off-balance sheet commitments, overall interest sensitivity risk and liquidity. These policies form the framework for management of the asset and liability process at the corporate, regional and affiliate levels, and compliance with such policies is monitored at regular intervals by ALCO.

DEFINITION OF INTEREST SENSITIVITY RISK
Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the market value of the corporation's balance sheet. There are two basic ways of defining interest rate risk in the financial services industry; the risk to reported earnings, sometimes referred to as the accounting perspective, and the risk to the market value of the balance sheet, sometimes referred to as the economic perspective.

The accounting perspective focuses on the risk to reported net income over a particular time frame. Differences in the timing of interest rate repricing (repricing or "gap" risk), changing market rate relationships (basis risk) and option positions determine the exposure of net income to changes in interest rates.

The economic perspective focuses on the market value of the corporation's balance sheet, the net of which is referred to as the market value of balance sheet equity. The sensitivity of the market value of balance sheet equity to changes in interest rates is an indicator of the level of interest rate risk inherent in an institution's current position and an indicator of longer horizon earnings trends. Assessing interest rate risk from the economic perspective focuses on the risk to net worth arising from all repricing mismatches (gaps) and other interest rate sensitive positions, such as options, across the full maturity spectrum.

Both perspectives have their advantages and disadvantages. The corporation believes that the two perspectives are complementary, and should be used together to provide a more complete picture of interest rate risk than would be provided by either perspective alone.

MEASUREMENT OF INTEREST RATE RISK
Measurement of interest rate risk from the accounting perspective has traditionally taken the form of the gap report, which represents the difference between assets and liabilities that reprice in a given time period. While providing a rough measure of rate risk, the gap report has a number of drawbacks, including the fact that it is a static (i.e. point-in-time) measurement, it does not capture basis risk, and it does not capture risk that varies either asymmetrically or non-proportionately with rate movements, such as option risk.

Because of the drawbacks of gap reports, the corporation uses a simulation model as its primary method of measuring earnings risk. The simulation model, because of its dynamic nature, can capture the effects of future balance sheet trends, different patterns of rate movements, and changing relatonships between rates (basis risk). In addition, it can capture the effects of embedded option risk by taking into account the effects of interest rate caps and floors, and varying the level of prepayment rates on assets as a function of interest rates. An example of the difference between the two methods of measurement was the interest rate floors that the corporation purchased in prior years to hedge securities with prepayment options against a decline in rates. The effect of these floors was easy to measure with a simulation model, but difficult to show in a gap report. Another example is the tendency of money market deposit rates to lag substantially behind changes in market interest rates. The lag relationship may depend on a number of factors, such as the direction and speed of rate of movements and the absolute level of rates. This relationship is difficult to show in a gap report, but easy to capture in a simulation model.

Measurement of interest rate risk from the economic perspective is accomplished with a market valuation model. The market value of each asset and liability is calculated by computing the present value of all cash flows generated by it. In each case the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability.

MANAGEMENT OF INTEREST RATE RISK
The managment of interest rate risk is governed by an interest sensitivity policy. The policy places a limit on the amount of earnings that may be put at risk to rate movements. While this determines the limits of the corporation's sensitivity position, the position that is maintained at any given time is a function of balance sheet trends, asset opportunities, and interest rate expectations. The sensitivity position at any given time is normally well within the policy limits, which is the case with the current position.

The simulation model is used to determine the one year and three year gap levels which correspond to the limit in which the corporation has placed earnings at risk to interest rate movement, and these gap levels constitute the limits within which the corporation will manage its interest sensitivity position. Thus, gap reports are used, in conjunction with the simulation model, to monitor rate risk, but gaps are not used as the primary measure of rate risk.

With regard to market valuation risk, the market valuation model is used to measure the sensitivity of the market value of equity to a wide range of interest rate changes. These results are reviewed with ALCO on a quarterly basis. No specific policy limits have yet been set on market valuation risk. The process of modeling market valuation risk is new to the financial services industry, and no standards exist within the industry for structuring the modeling process or using the results to define policy limits. The process of developing an understanding of all the issues raised in the measurement and interpretation of this risk is still evolving.

CHANGES IN INTEREST SENSITIVITY
The table on page 32 presents the corporation's interest sensitivity gaps for December, 1993. The cumulative gap within one year was positive $2,126 million, or 4.2 percent of assets. This compares with a one year gap of negative $985 million, or 2.2 percent of assets, in December, 1992. The cumulative gap within three years was positive $1,915 million, or 3.7 percent of assets, in December 1993, compared to negative $1,283
million, or 2.8    percent of assets, in December, 1992. The movement of
the gap from negative to a positive was due to a shift in the investment portfolio from fixed rate to variable rate securities, as well as increases in retail deposits and demand deposits, part of which have fixed rate sensitivity. The effect of the current interest sensitivity position is to effectively eliminate vulnerability of the corporation's earnings to rising interest rates while allowing it to benefit from stable rates. The current sensitivity position is well within the risk limits set by the corporation's interest sensitivity policy.

Norwest Corporation and Subsidiaries

INTEREST RATE SENSITIVITY

                                           Repricing or Maturing
In millions
                             Within    6 Months    1 Year    3 Years    After
                           6 Months     -1 Year  -3 Years   -5 Years  5 Years

Average Balances
  for December, 1993
Loans and leases            $12,296       3,044     4,744      2,630    3,971
Investment securities            61          73       170        111      408
Investment securities
  available for sale              -          51       193        294      988
Mortgage-backed securities
  available for sale          2,241       2,239     1,550        918    1,311
Student loans available
  for sale                    1,435           -         -          -        -
Mortgages held for sale       6,023           -         -          -        -
Other earning assets            809           -         -        399      210
Other assets                      -           -         -          -    4,948
     Total assets           $22,865       5,407     6,657      4,352   11,836
Non-interest bearing
  deposits                  $ 2,921          35       133         91    5,473
Interest bearing
  deposits                   11,512       2,453     5,675      1,545    3,528
Short-term borrowings         6,041           -         -          -        -
Long-term debt                2,873         295       884        960    1,763
Other liabilities/equity          -           -       342          -    4,593
    Total liabilities
    /equity                 $23,347       2,783     7,034      2,596   15,357

Swaps and options           $  (516)        500       166        (49)    (101)
Gap*                        $  (998)      3,124      (211)     1,707   (3,622)
Cumulative gap              $  (998)      2,126     1,915      3,622        -
Gap as a percent of total
  assets                        2.0%        4.2%      3.7%       7.1%       -

* [Assets - (liabilities + equity) + swaps and options]
  The gap includes the effect of off-balance sheet instruments on the corporation's interest sensitity, with the exception of purchased interest rate floors, whose downside risk is limited.


LIQUIDITY MANAGEMENT
Liquidity management involves planning to meet anticipated funding needs at a reasonable cost, as well as contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity management for the corporation is governed by policies formulated and monitored by ALCO, which take into account the marketability of assets, the sources and stability of funding, and the level of unfunded commitments. While each affiliate is responsible for managing its own liquidity position within overall guidelines, ALCO monitors the overall liquidity position.

The corporation has a significant liquidity reserve in its investment/mortgage-backed securities portfolio: approximately 88 percent of the $11.3 billion portfolio consists of Treasury or federal agency securities. These securities are highly marketable and currently have a market value well in excess of book value. Several other factors provide a favorable liquidity position for the corporation compared with most large bank holding companies, including the large amount of funding that comes from consumer deposits, which are a more stable source of funding than purchased funds, as well as the geographic diversity of the customer base.

CAPITAL MANAGEMENT
The corporation believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The corporation's consolidated capital levels are a result of its capital policy which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities. The corporation requires its bank affiliates to maintain capital levels above regulatory minimums for Tier 1 capital, total capital (Tier 1 plus Tier 2) to risk-based assets and leverage ratios. The primary source of equity capital available for the affiliates is earnings, with other forms of capital available from the corporation as needed. Earnings above levels required to meet capital policy requirements are paid to the corporation in the form of dividends and are used to support capital needs of other affiliates, the payment of corporate dividends or to reduce the corporation's borrowings.

Through the implementation of its capital policies, the corporation has achieved a strong capital position. The corporation's Tier 1 capital ratio at December 31, 1993 was 9.84 percent and its total capital to risk-based assets ratio was 12.60 percent, compared with 10.03 percent and 12.85 percent at December 31, 1992, respectively. The corporation's leverage ratio was 6.60 percent at December 31, 1993, compared with 6.76 percent at December 31, 1992. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio.

The corporation's common equity capital continued to grow in 1993.
Common stockholders' equity increased to $3.2 billion as of December 31, 1993, a 15.3 percent increase over year-end 1992. The corporation's internal capital growth rate (ICGR) in 1993 was 14.7 percent. The ICGR represents the rate at which the corporation's average common equity grew as a result of earnings retained (net income less dividends paid).

Since 1986 the corporation has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the corporation's Dividend Reinvestment Plan, the Savings-Investment Plans, the 1985 Long Term Incentive Compensation Plan, and other stock issuance requirements other than acquisitions accounted for as a pooling of interests. In January, 1994, the corporation's board of directors authorized additional purchases, at management's discretion, of 8,000,000 shares of the corporation's common stock, bringing the total common stock purchase authority to 12,200,000 shares.

In 1992, the corporation stated its intention to engage in open market or privately negotiated purchases of depository shares representing its 10.24% Cumulative Preferred Stock and its Cumulative Convertible Preferred Stock, Series B. The corporation has not established any specific objectives for the amount of the depository shares that it may repurchase. In 1993, the corporation repurchased 25,800 depository shares

(representing 6,450 shares of stock), or 0.6 percent of total outstanding shares of the 10.24% Cumulative Preferred Stock. Total depository shares repurchased since 1992 include 75,000, or 1.6 percent of total outstanding shares, and 25,000, or 0.5 percent of total outstanding shares, of the 10.24% Cumulative Preferred Stock and Cumulative
Convertible Preferred Stock, Series B, respectively.

In the second quarter of 1993, the corporation increased the quarterly cash dividend paid to common stockholders form 14.5 cents per share to
16.5 cents per share. This represents a 13.8 percent increase in the quarterly dividend rate and reflects the corporation's continuing record of strong earnings performance and the corporation's policy of maintaining the dividend payout ratio in a range of 30 to 35 percent. Also during the second quarter 1993, the corporation declared a two-for-one stock split in the form of a 100 percent stock dividend payable June 28, 1993 to holders of record as of June 4, 1993. In January 1994, the corporation increased its dividend 12.1 percent to 18.5 cents per common share.

ACQUISITIONS
The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 14, 1994, the corporation completed its acquisition of First United Bank Group, Inc. (First United), a multibank holding company headquartered in Albuquerque, New Mexico, with total assets of $3.9 billion. The corporation issued 17,784,916 shares of its common stock in connection with the acquisition. The acquisition will be accounted for using the pooling of interests method.

On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank & Trust Co., a $119 million bank, and on January 6, 1994, closed on St. Cloud Metropolitan Agency, Inc., an insurance agency and issued 1,105,820 and 32,969 common shares, respectively.

On December 10, 1993, the corporation completed its acquisition of Winner Banshares, Inc., a $99 million bank holding company headquartered in Winner, South Dakota and issued 530,737 common shares. On October 29, 1993, the corporation completed its acquisition of FirstAmerican Bank, N.A., a $47.6 million bank, located in Colorado Springs, Colorado. On October 7, 1993, the corporation completed its acquisition of Ralston Bancshares, Inc., a $101.1 million bank holding company headquartered in Ralston, Nebraska, and issued 548,981 common shares. October 1, 1993, the corporation completed its acquisition of M & D Holding Company, a $57.1 million bank holding company headquartered in Spring Lake Park, Minnesota, and issued 536,084 common shares. On September 10, 1993, Norwest Bank Denver, N.A., a banking subsidiary of the corporation, completed its acquisition of $1.1 billion in assets of the Columbia Savings division of First Nationwide Bank, a Federal Savings Bank. On September 1, 1993, Norwest Bank Arizona, N.A., a subsidiary of the corporation, completed its acquisition of the $2.1 billion banking business of Citibank (Arizona), a subsidiary of Citicorp. On April 1, 1993, the corporation completed its acquisition of Financial Concepts Bancorp, Inc., a $175.5 million bank holding company headquartered in Green Bay Wisconsin, and issued 847,416 common shares. On February 1, 1993, the corporation completed its acquisitions of Merchants & Miners Bancshares, Inc., a $57 million bank holding company headquartered in Hibbing, Minnesota, and BORIS Systems, Inc., a $6 million data processing/transmission service, headquartered in East Lansing, Michigan, which provides services to more than 100 boards of realtors located throughout the United States, and issued 343,050 and 691,210 common shares, respectively. On January 8, 1993, the corporation completed its acquisition of Rocky Mountain Bankshares, Inc., a $105 million bank holding company with a bank in Aspen, Colorado, and issued 557,084 common shares.

The acquisitions of St. Cloud National Bank & Trust Co., Winner Banshares, Inc., Ralston Bancshares, Inc. and Financial Concepts Bancorp, Inc. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of St. Cloud Metropolitan Agency, Inc., FirstAmerican, N.A., M & D Holding Company, Columbia Savings, Citibank (Arizona), Merchants & Miners Bancshares, Inc., BORIS Systems, Inc. and Rocky Mountain Bankshares, Inc. were accounted for using the purchase method.

On February 9, 1993, the corporation completed its acquisition of Lincoln Financial Corporation (Lincoln), a $2.0 billion bank holding company headquartered in Fort Wayne, Indiana. The corporation issued 8,529,242 shares of its common stock in connection with the acquisition. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of Lincoln.

As of January 19, 1994, the corporation had eight other pending acquisitions with total assets of approximately $1.3 billion. The corporation expects to issue approximately 10.4 million common shares upon completion of these acquisitions. These acquisitions, subject to approval by the regulatory agencies, are expected to be completed during 1994 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Norwest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEET

In millions, except shares


At December 31,                                          1993         1992

ASSETS
Cash and due from banks                             $ 2,600.7      2,528.6
Interest-bearing deposits with banks                     52.9         54.9
Federal funds sold and resale agreements                405.6        409.6
    Total cash and cash equivalent                    3,059.2      2,993.1
Trading account securities                              279.1        132.0
Investment securities (market value $860.5
  in 1993 and $950.6 in 1992)                           813.4        897.6
Investment securities available for sale
  (market value $1,958.2 in 1993 and
  $1,787.7 in 1992)                                   1,698.0      1,547.6
Mortgage-backed securities available for sale
  (market value $9,032.6 in 1993 and
  $9,525.5 in 1992)                                   8,810.1      9,318.3
    Total investment securities                      11,321.5     11,763.5
Student loans available for sale                      1,351.3      1,158.6
Mortgages held for sale                               6,090.7      4,727.8
Loans and leases                                     27,952.8     25,198.8
Unearned discount                                    (1,007.8)    (1,003.1)
Allowance for credit losses                            (744.9)      (742.7)
    Net loans and leases                             26,200.1     23,453.0
Premises and equipment, net                             756.5        663.4
Interest receivable and other assets                  1,723.9      1,765.8
    Total assets                                    $50,782.3     46,657.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                               $ 8,338.9      6,785.0
  Interest-bearing                                   24,234.3     21,919.4
    Total deposits                                   32,573.2     28,704.4
Short-term borrowings                                 5,805.1      8,669.4
Accrued expenses and other liabilities                2,033.2      1,661.7
Long-term debt                                        6,802.4      4,481.0
Preferred stock-authorized 5,000,000 shares
  without par value:
  1,131,250 and 1,137,700 shares outstanding
  in 1993 and 1992,respectively,
    at $100 stated value,
    10.24% cumulative dividends                         113.2        113.8
  1,143,750 shares outstanding in 1993 and 1992, at
    $200 stated value, 7.00% cumulative dividends and
    convertible                                         228.7        228.7
Common stock, $1 2/3 par value-authorized
  500,000,000 shares:
  Issued 294,131,670 and 290,816,252 shares
    in 1993 and 1992, respectively                      490.2        242.4
Surplus                                                 413.0        616.0
Retained earnings                                     2,394.4      2,002.8
Notes receivable from ESOP                              (16.3)       (19.5)
Treasury stock-1,956,803 and 2,066,950 common shares
  in 1993 and 1992, respectively                        (51.5)       (43.2)
Foreign currency translation                             (3.3)        (0.3)
    Total common stockholders' equity                 3,226.5      2,798.2
    Total stockholders' equity                        3,568.4      3,140.7
    Total liabilities and stockholder's equity      $50,782.3     46,657.2

See Notes to consolidated financial statements.

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share amounts


Year ended December 31,                           1993      1992      1991

INTEREST INCOME ON
Loans and leases                              $2,505.9   2,314.6   2,555.9
Investment securities                             69.0     172.9     245.3
Mortgage-backed securities                           -     573.1     740.9
Investment securities available for sale         116.0      14.7         -
Mortgage-backed securities available for sale    588.6     164.5         -
Student loans available for sale                  85.3      24.2         -
Mortgages held for sale                          326.8     279.4     192.1
Money market investments                          13.6      20.6      57.2
Trading account securities                        28.9      23.0      10.7
    Total interest income                      3,734.1   3,587.0   3,802.1

INTEREST EXPENSE ON
Deposits                                         777.5     925.9   1,373.0
Short-term borrowings                            234.3     273.5     342.6
Long-term debt                                   346.2     309.8     308.6
    Total interest expense                     1,358.0   1,509.2   2,024.2
NET INTEREST INCOME                            2,376.1   2,077.8   1,777.9
Provision for credit losses                      140.1     266.7     401.9
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  2,236.0   1,811.1   1,376.0

NON-INTEREST INCOME
Trust                                            179.8     162.2     143.8
Service charges on deposit account               190.2     170.3     156.7
Mortgage banking                                 472.3     275.3     185.9
Data processing                                   65.5      66.1      64.2
Credit card                                      114.3     134.2     152.4
Insurance                                        176.8     155.1     140.6
Other fees and service charges                   157.3     139.6     125.9
Net investment and mortgage-backed
  securities gains                                 0.1       8.9      22.3
Net investment and mortgage-backed securities
  available for sale gains                        50.0      53.7         -
Net venture capital gains (losses)                59.5      29.7      (4.6)
Other                                             76.7      33.7      44.0
    Total non-interest income                  1,542.5   1,228.8   1,031.2

NON-INTEREST EXPENSES
Salaries and benefits                          1,416.5   1,124.8     937.8
Net occupancy                                    178.5     172.8     154.4
Equipment rentals, depreciation and maintenance  192.9     167.7     143.1
Business development                             146.9     113.5      90.3
Communication                                    162.1     140.1     124.1
Data processing                                  100.0      94.1      90.4
FDIC assessment and regulatory examination fees   72.7      68.9      62.8
Intangible asset amortization                     72.0      73.6      62.2
Other                                            499.2     481.1     274.4
    Total non-interest expenses                2,840.8   2,436.6   1,939.5

(CONTINUED ON PAGE 38)

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED FROM PAGE 37)

In millions, except per share amounts


Year ended December 31,                            1993     1992      1991

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN METHOD OF ACCOUNTING FOR
  POSTRETIREMENT MEDICAL BENEFITS                 937.7    603.3     467.7
Income tax expense                                284.1    163.2      66.8
Income before cumulative effect of a change in
  accounting for postretirement medical benefits  653.6    440.1     400.9
Cumulative effect on years ended prior to
  December 31, 1992, of a change in accounting
  for postretirement medical benefits,
  net of tax                                          -    (76.0)        -
NET INCOME                                       $653.6    364.1     400.9

Average Common and Common Equivalent Shares       293.3    290.6     285.4
PER COMMON SHARE
NET INCOME
  Primary:
   Before cumulative effect of a change in
    accounting for postretirement medical
    benefits                                     $ 2.13     1.42      1.34
   Cumulative effect on years ended prior to
    December 31, 1992 of a change in accounting
    for postretirement medical benefits               -    (0.26)        -
   Net Income                                    $ 2.13     1.16      1.34
  Fully Diluted:
   Before cumulative effect of a change in
    accounting for post retirement medical
    benefits                                     $ 2.10     1.41      1.33
   Cumulative effect on years ended prior
    to December 31, 1992 of a change in
    accounting for postretirement medical
    benefits                                          -    (0.25)        -
  Net Income                                     $ 2.10     1.16      1.33

DIVIDENDS                                        $0.640    0.540     0.470

See notes to consolidated financial statements

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions


Year ended December 31,                     1993         1992         1991

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $   653.6        364.1        400.9
Adjustments to reconcile net income
  to net cash flows used for operating
  activities:
   Cumulative effect on years prior to
    December 31, 1992 of a change in
    accounting for postretirement
    medical benefits, net of tax               -         76.0            -
   Writedown of intangible and other
    assets                                  79.8        150.0            -
   Provision for credit losses             140.1        266.7        401.9
   Depreciation and amortization           194.8        169.0        155.2
   (Gains) Losses on other real
    estate owned, net                       (8.0)        (5.9)        16.6
   Losses on sales of premises and
    equipment                                4.3         29.5          3.7
   Gains on sales of mortgages held
    for sale                              (140.5)       (18.9)       (12.9)
   Gains on sales of investment,
    mortgage-backed and venture
    capital securities                      (0.1)       (36.1)       (17.7)
   Gains on sales of investment,
    mortgage-backed and venture
    capital securities available
    for sale                              (109.5)       (56.2)           -
   Gains on sales of student loans
    available for sale                     (12.4)        (0.3)           -
   Trading account securities gains        (22.0)        (2.3)       (12.8)
   Purchases of trading account
    securities                         (64,057.2)   (30,912.7)   (26,713.6)
   Proceeds from sales of trading
    account securites                   63,932.1     30,940.9     26,756.9
   Origination of mortgages
    held for sale                      (34,285.9)   (21,037.7)   (13,184.0)
   Proceeds from sales of
    mortgages held for sale             33,063.5     19,338.3     12,031.6
   Proceeds from sales of investment
    and mortgage-backed securities
    available for sale                   2,344.0      2,455.5            -
   Purchases of investment and mortgage-
    backed securities available
    for sale                            (4,521.7)       (67.0)           -
   Proceeds from maturities and
    paydowns of investment and
    mortgage-backed securities
    available for sale                   3,068.2        691.1            -

(CONTINUED ON PAGE 40)

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED FROM PAGE 39)

In millions


Year ended December 31,                     1993         1992         1991

   Originations of student loans
    available for sale                  (1,035.7)           -            -
   Proceeds from sales of student loans
    available for sale                     855.4        172.0            -
   Deferred income taxes                     4.5       (119.8)        24.8
   Interest receivable                      31.9          4.5         53.0
   Interest payable                         37.1        (41.2)       (12.3)
   Other assets, net                       (47.3)      (118.6)      (165.2)
   Other accrued expenses and
    liabilities, net                       220.4        108.0         97.1
      Net cash flows from (used for)
       operating activities                389.4      2,348.9       (176.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns
  of investment securities                 228.8        806.5        573.5
Proceeds from sales of investment
  securities                                 0.7        820.8      1,287.3
Purchases of investment securities         (71.9)      (916.5)    (1,476.9)
Proceeds from maturities and paydowns
  of mortgage-backed securities                -      2,357.6      1,888.0
Proceeds from sales of mortgage-backed
  securities                                   -        493.5      3,967.4
Purchase of mortgage-backed securities         -     (5,517.4)    (8,694.4)
Proceeds from sales of consumer loans
  by banking subsidiaries                      -        259.0        100.4
Net decrease (increase) in banking
  subsidiaries' loans and leases        (1,202.4)    (3,648.4)     1,420.2
Principal collected on non-bank
  subsidiaries' loans and leases         4,048.4      3,241.1      2,766.1
Non-bank subsidiaries' loans and
  leases originated                     (4,523.9)    (3,494.1)    (3,274.3)
Purchase of premises and equipment        (211.3)      (176.1)      (107.2)
Proceeds from sales of premises and
  equipment                                  1.3         16.3         25.6
Proceeds from sales of other real
  estate owned                             117.8        125.9        139.5
Purchase of subsidiaries, net of cash
  and cash equivalents acquired          1,928.1       (356.4)        26.7
      Net cash flows from (used for)
       investing activities                315.6     (5,988.2)    (1,358.1)

(CONTINUED ON PAGE 41)

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED FROM PAGE 40)

In millions


Year ended December 31,                     1993         1992         1991

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net                              286.2         53.0       (683.6)
Short-term borrowings, net              (2,932.9)     2,709.1       (286.2)
Long-term debt borrowings                4,301.0      1,558.1      1,280.0
Repayments of long-term debt            (2,014.2)      (683.2)      (676.7)
Issuances of preferred stock                   -            -        225.4
Repurchase/redemption of preferred
  stock                                     (0.7)        (2.9)       (30.4)
Issuances of common stock                   55.6         35.3        222.4
Repurchases of common stock               (124.3)       (85.9)        (5.4)
Net decrease in notes receivable
  from ESOP                                  3.2          3.0          8.1
Dividends paid                            (212.8)      (179.0)      (142.4)
      Net cash flows from (used for)
       financing activities               (638.9)     3,407.5        (88.8)
      Net increase (decrease) in cash
       and cash equivalents                 66.1       (231.8)    (1,623.7)
Cash and cash equivalents
      Beginning of year                  2,993.1      3,224.9      4,848.6
      End of year                      $ 3,059.2      2,993.1      3,224.9

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


In millions,                                                Notes               Foreign
except for        Preferred  Common   Sur-   Retained  Receivable  Treasury    Currency
shares                Stock   Stock   plus   Earnings   from ESOP     Stock Translation       Total

Balance,
 December 31,
 1990, as
 originally
 reported            $144.7   219.0  332.2    1,488.1       (30.6)    (32.2)          -     2,121.2
Adjustments for
 pooling
 of interests             -     6.8   63.5      102.7           -       2.5           -       175.5
Balance,
 December 31,
 1990, restated       144.7   225.8  395.7    1,590.8       (30.6)    (29.7)          -     2,296.7
Net income                -       -      -      400.9           -         -           -       400.9
Dividends on
 Common stock             -       -      -     (126.0)          -         -                  (126.0)
 Preferred stock          -       -      -      (17.3)          -         -           -       (17.3)
Redemption of
 preferred stock      (29.7)      -      -       (0.7)          -         -           -       (30.4)
Issuance of
 1,150,000
 preferred shares     230.0       -   (4.6)         -           -         -           -       225.4
Public offering of
 15,438,200 common
 shares                   -    12.9  173.9          -           -         -           -       186.8
Issuance of
 5,225,194 common
 shares                   -     1.7   21.4       (3.4)          -      25.4           -        45.1
Issuance of 230,000
 common shares for
 acquisition              -     0.2   (1.0)         -           -         -                    (0.8)
Repurchase of 323,138
 common shares            -       -      -          -           -      (4.6)          -        (4.6)
Repurchase and
 retirement of 53,710
 common shares            -       -   (0.8)         -           -         -           -        (0.8)
Net change in reserve
 for losses on equity
 investments              -       -      -        1.7           -         -           -         1.7
Cash payments received
 on notes receivable
 from ESOP                -       -      -          -         8.1         -           -         8.1
Balance,
 December 31, 1991    345.0   240.6  584.6    1,846.0       (22.5)     (8.9)          -     2,984.8

(CONTINUED ON PAGE 43)

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED FROM PAGE 42)


In millions,                                               Notes                Foreign
except for        Preferred  Common   Sur-   Retained  Receivable  Treasury    Currency
shares                Stock   Stock   plus   Earnings   from ESOP     Stock Translation       Total

Net income                -       -      -      364.1           -         -           -       364.1
Dividends on
 Common stock             -       -      -     (151.2)          -         -           -      (151.2)
 Preferred stock          -       -      -      (27.8)          -         -           -       (27.8)
Issuance of 4,348,432
 common shares            -     1.8   42.3      (27.8)          -      34.9           -        51.2
Issuance of 899,972
 common shares for
 acquisition              -       -  (11.0)         -           -      16.7           -         5.7
Repurchase of 4,580,700
 common shares            -       -      -          -           -     (85.9)          -       (85.9)
Repurchase of 18,550
 preferred shares      (2.5)      -    0.1       (0.5)          -         -           -        (2.9)
Cash payments
 received on notes
 receivable from
 ESOP                     -       -      -          -         3.0         -           -         3.0
Foreign currency
 translation              -       -      -          -           -         -        (0.3)       (0.3)
Balance,
 December 31, 1992    342.5   242.4  616.0    2,002.8       (19.5)    (43.2)       (0.3)    3,140.7
Net income                -       -      -      653.6           -         -           -       653.6
Dividends on
  Common stock            -       -      -     (185.2)          -         -           -      (185.2)
  Preferred stock         -       -      -      (27.6)          -         -           -       (27.6)
Stock split               -   244.2 (244.2)         -           -         -           -           -
Issuance of 4,160,661
 common shares            -     1.2   65.4      (59.5)          -      66.6           -        73.7
Issuance of 4,054,562
 common shares for
 acquisitions             -     2.4  (24.2)      10.1           -      49.4           -        37.7
Repurchase of 4,789,658
 common shares            -       -      -          -           -    (124.3)          -      (124.3)
Repurchase of 6,450
 preferred shares      (0.6)      -      -       (0.1)          -         -           -        (0.7)
Cash payments
 received on notes
 receivable from
 ESOP                     -       -      -          -         3.2         -           -         3.2
Tax benefits of
 dividends on common
 stock held by ESOP       -       -      -        0.3           -         -           -         0.3
Foreign currency
 translation              -       -      -          -           -         -        (3.0)       (3.0)
Balance,
 December 31, 1993   $341.9   490.2  413.0    2,394.4       (16.3)    (51.5)       (3.3)    3,568.4

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Norwest Corporation (the "corporation") is a regional bank holding company organized in 1929 and registered under the Bank Holding Company Act of 1956, as amended. The corporation is a diversified financial services organization which operates through subsidiaries engaged in banking and related businesses. The corporation provides retail, commercial, and corporate banking services to its customers through banks located in Arizona, Colorado, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Ohio, South Dakota, Texas, Wisconsin and Wyoming. The corporation also owns subsidiaries engaged in various businesses related to banking, principally mortgage banking, equipment leasing, agricultural finance, commercial finance, consumer finance, securities brokerage and investment banking, insurance, computer and data processing services, trust services and venture capital investments.

The accounting and reporting policies of the corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the financial services industry. The more significant accounting policies are summarized below.

CONSOLIDATION
The consolidated financial statements include the accounts of the corporation and all subsidiaries. Significant intercompany accounts and transactions have been eliminated.

CHANGE IN ACCOUNTING FOR POSTRETIREMENT MEDICAL BENEFITS
Effective January 1, 1992, the corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires employers to accrue the cost of retiree health care benefits and the cost of all other postretirement benefits other than pensions during the employees' active service. In prior years, this expense was recognized when benefits were paid. The cumulative liability for these expenses for years prior to 1992 of $76.0 million after tax, or $0.26 per common share, was recognized as a cumulative effect of accounting change as of January 1, 1992. As a result of applying the new method of accounting for postretirement medical benefits, medical benefits expense increased $9.5 million in 1992.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing deposits with banks and federal funds sold and resale agreements to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31 was:

In millions                     1993       1992       1991

Interest                    $1,395.4    1,550.3    2,049.2
Income taxes                   216.1      196.7       52.4

Loans transferred to other real estate owned totaled $66.8 million in 1993, $104.5 million in 1992, and $113.3 million in 1991. Investment and mortgage-backed securities of $13,878.0 million and student loans of $1,330.3 million were transferred to available for sale in 1992. During

1993 and 1992, the corporation issued 2,127,428 and 899,972 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method.

SECURITIES
Investment and mortgage-backed securities which the corporation intends to hold until maturity are stated at cost, adjusted for amorization of premiums and accretion of discounts using a method that approximates level yield. Investment and mortgage-backed securities which the corporation intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, securities on which call options have been written, the need to increase regulatory capital or similar factors, are classified as available for sale. Securities available for sale are stated at the lower of aggregate cost or market value. Investment and mortgage-backed securities are transferred to securities available for sale at their respective carrying value. Gains and losses on the sales of investment and mortgage-backed securities are computed by the specific identification method.

Trading account securities are purchased with the intent to earn a profit by trading or selling the security. These securities are stated at market value. Adjustments to the carrying value are reported in other non-interest income.

Securities held by the venture capital subsidiaries are included in investment securities available for sale and are stated at the lower of aggregate cost or market value. Gains and losses on the sales of such securities are computed on a specific identification basis.

LOANS AND LEASES
Loans are stated at their principal amount. Interest income is recognized on an accrual basis except when a loan has been past due for 90 days, unless such loan is in the process of collection and, in management's opinion, is fully secured. When a loan is placed on non-accrual status, uncollected interest accrued in prior years is charged against the allowance for credit losses. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is no longer doubtful.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower's financial condition.
Interest on these loans is accrued at the new terms.

Lease financing assets include aggregate lease rentals, net of related unearned income, which includes deferred investment tax credits, and related nonrecourse debt. Leasing income is recognized as a constant percentage of outstanding lease financing balances over the lease terms.

Unearned discount on consumer loans is recognized by either the interest method or methods for which results are not materially different from the interest method.

Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan and the loan commitment period as a yield adjustment. Loan fees representing adjustments of interest rate yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into non-interest income on a straight-line basis over the commitment period.

At December 31, 1993 and 1992, the corporation had $1,351.3 and $1,158.6 million, respectively, of student loans available for sale because the corporation does not intend to hold these loans for the forseeable future. Student loans available for sale are stated at the lower of aggregate cost or market value. Student loans were transferred to available for sale at their carrying value.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is based upon management's evaluation of a number of factors, including credit loss experience, risk analysis of loan portfolios, as well as current and expected economic conditions.

Charge-offs are loans or portions thereof evaluated as uncollectible. Loans made by the consumer finance subsidiaries, unless fully secured by real estate, are generally charged off when the loan is 90 days or more contractually delinquent and no payment has been received for 90 days. Credit card receivables are generally charged off when they become 180 days past due or sooner upon receipt of a bankruptcy notice. Other consumer loans are generally charged off when they become 120 days past due unless fully secured.

MORTGAGES HELD FOR SALE
Mortgages held for sale are stated at the lower of aggregate cost or market value. The determination of market value includes consideration of all open positions, outstanding commitments from investors, and related fees paid.

Gains and losses on sales of mortgages are recognized at settlement dates. Gains and losses are determined by the difference between sales proceeds and the carrying value of the mortgages.

PURCHASED MORTGAGE SERVICING RIGHTS
The costs of purchased mortgage servicing rights are capitalized and are either deferred, if anticipated to be sold concurrent with the sale of the mortgage, or, if the servicing rights are retained, amortized over the estimated remaining life of the underlying loans using a method which approximates the level yield method. The carrying value of purchased mortgage servicing rights is periodically evaluated in relation to estimated future servicing net revenues.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their estimated useful lives. Capital lease assets and leasehold improvements are amortized over lease terms on a straight-line basis.

The cost of improvements are capitalized while maintenance and repairs as well as gains and losses on dispositions of premises and equipment are included in non-interest expenses.

OTHER REAL ESTATE OWNED
Other real estate owned is stated at the lower of cost or 70 percent of current appraised value, which is not materially different from fair value minus estimated costs to sell. When a property is acquired, the excess of the recorded investment in the property over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains or losses on disposition of the property are included in other non-interest expenses.

GOODWILL AND OTHER INTANGIBLES
Goodwill represents the unamortized cost of acquiring subsidiaries and other net assets in excess of the appraised value of such net assets at
the date of acquisition.   In 1993, the corporation changed the
amortizable life of goodwill to a maximum of 15 years from amortizable lives ranging from 15-30 years. Goodwill is amortized using the straight-line method. Other identifiable intangibles are amortized straight-line over various periods not to exceed 15 years.

INTEREST RATE FUTURES, CAPS AND FLOORS, AND FORWARD CONTRACTS
The corporation uses interest rate futures, caps and floors and forward contracts as part of its overall interest rate risk management strategy. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Realized gains and losses on positions used as hedges in mortgage banking operations are deferred and recognized when the related mortgages are sold. Positions which are not hedges of specific assets, liabilities or commitments are valued at market and the resulting gains or losses are recognized currently.

The corporation also uses option agreements as part of its overall risk management strategy. Premiums paid on purchased put options which qualify as hedges are deferred and amortized over the terms of the contracts. Purchased options for uncovered puts are marked to market daily with losses limited to the amount of the option fee. Losses are recognized currently on put options sold when the market value of the underlying security falls below the put price plus the premium received. A premium received on a covered call option sold is deferred until the option matures. If the market value of the related asset is greater than the option strike price, the option will be exercised and the premium recorded as an adjustment of the gain or loss recognized. If the option expires the premium is recorded in other non-interest income. Uncovered calls sold are marked to market daily with the gain limited to the amount of the option fee.

INTEREST RATE SWAPS
The corporation and its subsidiaries have entered into interest rate swaps as a tool to manage the interest sensitivity of the balance sheet. The contracts represent an exchange of interest payments, and the underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense.

INCOME TAXES
The corporation and its United States subsidiaries file a consolidated federal income tax return. The effects of current or deferred taxes are recognized as a current and deferred tax liability or asset based on current tax laws. Accordingly, income tax expense in the consolidated statements of income includes charges or credits to properly reflect the current and deferred tax asset or liability. Foreign taxes paid are applied as credits to reduce federal income taxes payable.

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109) effective January 1, 1993. The corporation adopted FAS 109 as of January 1, 1993, with no material impact on the consolidated financial statements of the corporation. Prior to adoption of FAS 109, the corporation accounted for income taxes under Statement of Financial Accounting Standards No. 96.

FOREIGN CURRENCY TRANSLATION
The accounts of the corporation's Canadian subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and included as a separate component of stockholders' equity.

EARNINGS PER SHARE
Income for primary and fully diluted earnings per share is adjusted for preferred stock dividends. Primary earnings per share data is computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options. Fully diluted earnings per share data is computed by using such average common shares and equivalents increased by the assumed conversion of the 6 3/4 percent convertible subordinated debentures, the 12 percent convertible notes and the 7 percent convertible preferred stock into common stock. Income for fully diluted earnings per share is also adjusted for interest expense on these debentures and notes, net of the related income tax effect, and preferred stock dividends related to the convertible preferred stock.

Weighted average numbers of common and common equivalent shares applied in calculating earnings per share are as follows:

                           1993          1992          1991

 Primary                293,347,385   290,552,332   285,353,846
 Fully diluted          306,024,123   304,962,600   292,724,080


2.  BUSINESS COMBINATIONS

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 14, 1994, the corporation completed its acquisition of First United Bank Group, Inc. (First United), a multibank holding company headquartered in Albuquerque, New Mexico, with total assets of $3.9 billion. The corporation issued 17,784,916 shares of its common stock in connection with the acquisition. The acquisition will be accounted for using the pooling of interests method. Unaudited pro forma net income and net income per share amounts, representing a combination of the corporation and First United for the years ended December 31, 1993, 1992 and 1991 are:


In millions, except per share amounts                   1993    1992    1991

Net income                                            $613.1   394.0   418.3
Net income per share
  Primary                                               1.89    1.19    1.33
  Fully diluted                                         1.86    1.19    1.32



On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank & Trust Co., a $119 million bank, and on January 6, 1994, closed on St. Cloud Metropolitan Agency, Inc., an insurance agency and issued 1,105,820 and 32,969 common shares, respectively.

On December 10, 1993, the corporation completed its acquisition of Winner Banshares, Inc., a $99 billion bank holding company headquartered in Winner, South Dakota, and issued 530,737 common shares. On October 29,

1993, the corporation completed its acquisition of FirstAmerican Bank, N.A., a $47.6 million bank, located in Colorado Springs, Colorado. On October 7, 1993, the corporation completed its acquisition of Ralston Bancshares, Inc., a $101.1 million bank holding company headquartered in Ralston, Nebraska, and issued 548,981 common shares. October 1, 1993, the corporation completed its acquisition of M & D Holding Company, a $57.1 million bank holding company headquartered in Spring Lake Park, Minnesota, and issued 536,084 common shares. On September 10, 1993, Norwest Bank Denver, N.A., a banking subsidiary of the corporation, completed its acquisition of $1.1 billion in assets of the Columbia Savings division of First Nationwide Bank, a Federal Savings Bank. On September 1, 1993, Norwest Bank Arizona, N.A., a subsidiary of the corporation, completed its acquisition of the $2.1 billion banking business of Citibank (Arizona), a subsidiary of Citicorp. On April 1, 1993, the corporation completed its acquisition of Financial Concepts Bancorp, Inc., a $175.5 million bank holding company headquartered in Green Bay Wisconsin, and issued 847,416 common shares. On February 1, 1993, the corporation completed its acquisitions of Merchants & Miners Bancshares, Inc., a $57 million bank holding company headquartered in Hibbing, Minnesota, and BORIS Systems, Inc., a $6 million data processing/transmission service, headquartered in East Lansing, Michigan, which provides services to more than 100 boards of realtors located throughout the United States, and issued 343,050 and 691,210 common shares, respectively. On January 8, 1993, the corporation completed its acquisition of Rocky Mountain Bankshares, Inc., a $105 million bank holding company with a bank in Aspen, Colorado, and issued 557,084 common shares.

The acquisitions of St. Cloud National Bank & Trust Co., Winner Banshares, Inc., Ralston Bancshares, Inc. and Financial Concepts Bancorp, Inc. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of St. Cloud Metropolitan Agency, Inc., FirstAmerican Bank, N.A., M & D Holding Company, Columbia Savings, Citibank (Arizona), Merchants & Miners Bancshares, Inc., BORIS Systems, Inc. and Rocky Mountain Bankshares, Inc. were accounted for using the purchase method.

On February 9, 1993, the corporation completed its acquisition of Lincoln Financial Corporation (Lincoln), a $2.0 billion bank holding company headquartered in Fort Wayne, Indiana. The corporation issued 8,529,242 shares of its common stock in connection with the acquisition. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the corporations' financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of Lincoln.

Net income and net income per share amounts of the corporation and Lincoln prior to restatement for the years ended December 31, 1992 and 1991 were:

In millions, except per share amounts             1992      1991

The corporation
  Net income                                    $446.7    $422.1
  Net income per share
    Primary                                       1.48      1.46
    Fully diluted                                 1.47      1.44
Lincoln
  Net loss                                      $(82.6)    (21.2)
  Net loss per share                            (11.47)    (2.96)

As of January 19, 1994, the corporation had eight other pending acquisitions with total assets of approximately $1.3 billion. The corporation expects to issue approximately 10.4 million common shares upon completion of these acquisitions. These acquisitions, subject to approval of regulatory authorities, are expected to be completed during 1994 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

On December 29, 1992, the corporation acquired Am-Can Investment, Inc., a $33 million bank holding company headquartered in Moorhead, Minnesota, for cash. On October 2, 1992, the corporation completed its acquisition of United Bancshares, Inc. a $174 million bank holding company headquartered in Lincoln, Nebraska and issued 899,972 common shares. These acquisitions were accounted for using the purchase method.

Effective January 19, 1992, Davenport Bank and Trust Company (Davenport
Bank), an Iowa banking corporation headquartered in Davenport, Iowa, consolidated with Bettendorf Bank, National Association, a banking subsidiary of the corporation. The corporation issued 19,331,426 shares of its common stock to former Davenport Bank shareholders in connection with the consolidation. The consolidation was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the consolidation to include the accounts and operations of Davenport Bank.

On November 27, 1991, the corporation acquired MIG Insurance Brokers, Inc. (MIG), an insurance brokerage company headquartered in Minneapolis, Minnesota. As provided under the agreement, the corporation issued 230,000 shares of its common stock in exchange for all outstanding shares of MIG common stock. This acquisition was accounted for using the pooling of interests method of accounting. Financial statements prior to the acquisition date were not restated due to immateriality.

Effective April 19, 1991, United Banks of Colorado, Inc. (United), a $5.5 billion bank holding company headquartered in Denver, Colorado, merged with the corporation. As provided under the agreement, the corporation issued 38,515,662 shares of its common stock in exchange for all outstanding shares of United's common stock. In addition, each outstanding share of United preferred stock was converted into the right to receive $51.50 in cash plus accrued dividends. The merger was accounted for using the pooling of interest method of accounting and accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of United.


3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $518 million and $433 million for the years ended December 31, 1993 and 1992, respectively.


4.  INVESTMENT SECURITIES

Information related to the carrying and market values of investment and mortgage-backed securities for the three years ended December 31 is provided in the table on page 51. At December 31, 1991, no investment or mortgage-backed securities were classified as available for sale.

CARRYING AND MARKET VALUES OF INVESTMENT AND MORTGAGE-BACKED SECURITIES


                                 1993             1992              1991
                         Carrying   Market Carrying   Market Carrying   Market
In millions                 Value    Value    Value    Value    Value    Value

Held for investment:
U.S. Treasury and
 federal agencies       $       -        -        -        -  1,368.1  1,479.7
State, municipal and
 housing-tax exempt         586.0    633.1    736.4    789.4    915.8    975.4
Other                       227.4    227.4    161.2    161.2    385.9    470.9
    Total investment
     securities held
     for investment         813.4    860.5    897.6    950.6  2,669.8  2,926.0
Mortgage-backed
 securities:
  Federal agencies              -        -        -        - 10,014.8 10,314.8
  Collateralized
   mortgage obligations         -        -        -        -    266.8    275.5
    Total mortgage-backed
     securities held for
     investment                 -        -        -        - 10,281.6 10,590.3
Total investment and
 mortgage-backed
 securities held for
 investment                 813.4    860.5    897.6    950.6 12,951.4 13,516.3
Available for sale:
U.S. Treasury and
 federal agencies         1,233.1  1,308.7  1,217.9  1,299.2        -        -
State, municipal and
  housing-tax exempt         90.0     93.0     69.4     73.8        -        -
Other                       374.9    556.5    260.3    414.7        -        -
    Total investment
     securities
     available for sale   1,698.0  1,958.2  1,547.6  1,787.7        -        -
Mortgage-backed
 securities:
  Federal Agencies        8,677.6  8,897.7  9,056.7  9,261.6        -        -
  Collateralized
   mortgage obligation      132.5    134.9    261.6    263.9        -        -
    Total mortgage-
     backed securities
     available for sale   8,810.1  9,032.6  9,318.3  9,525.5        -        -
Total investment
 and mortgage-backed
 securities available
 for sale                10,508.1 10,990.8 10,865.9 11,313.2        -        -
Total investment
 securities             $11,321.5 11,851.3 11,763.5 12,263.8 12,951.4 13,516.3

                                       51

The gross unrealized gains and losses on investment and mortgage backed securities at December 31 were:


                                              1993              1992
                                         Gross    Gross    Gross    Gross
                                       Unreal-  Unreal-  Unreal-  Unreal-
                                          ized     ized     ized     ized
In millions                              Gains   Losses    Gains   Losses

Held for investment:
U.S. Treasury and federal agencies      $    -        -        -        -
State, municipal and housing-tax exempt   48.1      1.0     57.0      4.0
Other                                        -        -        -        -
    Total investment securities
     held for investment                  48.1      1.0     57.0      4.0
Available for sale:
U.S. Treasury and federal agencies        76.5      0.9     84.3      3.0
State, municipal and housing-tax exempt    3.1      0.1      4.4        -
Other                                    188.6      7.0    157.8      3.4
    Subtotal                             268.2      8.0    246.5      6.4
Mortgage-backed securities:
  Federal agencies                       227.5      7.4    217.3     12.4
  Collateralized mortgage obligations      2.7      0.3      6.5      4.2
    Subtotal mortgage-backed securities
     available for sale                  230.2      7.7    223.8     16.6
Total investment securities
 available for sale                      498.4     15.7    470.3     23.0
Total investment securities             $546.5     16.7    527.3     27.0

                                       52

The carrying and market values of investments and mortgage-backed securities by maturity at December 31 were:


                                              1993              1992
                                    Carrying     Market Carrying     Market
In millions                            Value      Value    Value      Value

Held for investment:
Investment Securities:
  In one year or less               $   254.2     255.4    118.5      119.9
  After one year through five years     178.9     190.9    203.6      215.8
  After five years through ten years    141.8     157.1    168.0      187.0
  After ten years                       238.5     257.1    407.5      427.9
    Total investment securities
     held for investment                813.4     860.5    897.6      950.6
Available for sale:
Investment securities:
  In one year or less                   279.2     341.8    174.4      232.6
  After one year through five years     920.8   1,073.7    692.7      818.3
  After five years through ten years    479.4     523.7    586.6      624.3
  After ten years                        18.6      19.0     93.9      112.5
    Total investment securities
     available for sale               1,698.0   1,958.2  1,547.6    1,787.7
Mortgage-backed securities:
  In one year or less                   247.6     270.3     36.8       37.5
  After one year through five years     111.1     115.2     97.0      101.6
  After five years through ten years    126.0     128.7    265.9      274.3
  After ten years                     8,325.4   8,518.4  8,918.6    9,112.1
    Total mortgage-backed
     securities available for sale    8,810.1   9,032.6  9,318.3    9,525.5
Total investment securities
 available for sale                  10,508.1  10,990.8 10,865.9   11,313.2
Total investment securities         $11,321.5  11,851.3 11,763.5   12,263.8

                                     53

Interest income on investment and mortgage-backed securities for each of the three years ended December 31 was:


In millions                                    1993        1992        1991

Held for investment:
U.S. Treasury and federal agencies           $    -        82.8       137.0
State, municipal and housing-tax exempt        52.9        65.0        74.8
Other                                          16.1        25.1        33.5
    Total investment securities held for
     investment                                69.0       172.9       245.3
Mortgage-backed securities:
  Federal agencies                                -       556.9       708.3
  Collateralized mortgage
   obligations                                    -        16.2        32.6
    Total mortgage-backed securities
     held for investment                          -       573.1       740.9
Total investment and mortgage-backed
 securities held for investment                69.0       746.0       986.2
Available for sale:
U.S. Treasury and federal agencies             99.3        10.9           -
State, municipal and housing-tax exempt         4.6         2.7           -
Other                                          12.1         1.1           -
    Total investment securities
     available for sale                       116.0        14.7           -
Mortgage-backed securities:
  Federal agencies                            557.7       161.5           -
  Collateralized mortgage obligations          30.9         3.0           -
    Total mortgage-backed securities
     available for sale                       588.6       164.5           -
Total investment securities available
 for sale                                     704.6       179.2           -
Total investment securities                  $773.6       925.2       986.2


Investment and mortgage-backed securities (including securities available for sale) carried at $5,807.7 million and $5,365.4 million were pledged to secure public or trust deposits or for other purposes at December 31, 1993 and 1992, respectively.

Total gross realized gains and gross realized losses from the sale of securities for each of the three years ended December 31 were:


In millions                                      1993       1992       1991

Held for investment:
Investment securities:
  Gross realized gains                         $  0.1        4.9        9.8
  Gross realized losses                             -       (1.2)      (7.2)
  Net gains                                       0.1        3.7        2.6
Mortgage-backed securities:
  Gross realized gains                              -       13.8       41.2
  Gross realized losses                             -       (8.6)     (21.5)
  Net gains                                         -        5.2       19.7
Net realized gains on securities held
 for investment                                $  0.1        8.9       22.3
Available for sale:
Investment securities:
  Gross realized gains                         $ 23.8        0.9          -
  Gross realized losses                          (1.5)         -          -
  Net gains                                      22.3        0.9          -
Mortgage-backed securities:
  Gross realized gains                           35.6       52.9          -
  Gross realized losses                          (7.9)      (0.1)         -
  Net gains                                      27.7       52.8          -
Net realized gains on securities
 available for sale                            $ 50.0       53.7          -
Venture capital securities held for
 investment:
  Gross realized gains                         $    -       31.7        9.5
  Gross realized losses                             -       (4.5)     (14.1)
  Net gains (losses)                                -       27.2       (4.6)
Venture capital securities available
 for sale
  Gross realized gains                           73.2       16.9          -
  Gross realized losses                         (13.7)     (14.4)         -
  Net gains                                      59.5        2.5          -
Net venture capital gains (losses)             $ 59.5       29.7       (4.6)


During 1993 securities held for investment with a total amortized cost of $29.5 million were called by the issuer and, therefore, sold by the corporation for a total gain on sales of $0.1 million.

5.  LOANS AND LEASES

The carrying values of loans and leases at December 31 were:

In millions                                      1993      1992

Commercial                                  $ 7,018.4   6,886.5
Construction and land development               496.2     397.6
Real estate                                  10,975.8  10,066.4
Consumer                                      8,258.5   6,759.6
Lease financing                                 655.4     586.3
Foreign                                         548.5     502.4
   Total loans and leases                    27,952.8  25,198.8
Unearned discount                            (1,007.8) (1,003.1)
   Loans and leases, net of
    unearned discount                       $26,945.0  24,195.7



Changes in the allowance for credit losses were:

In millions                                      1993      1992      1991

Balance at beginning of year                  $ 742.7     668.1     560.0
  Allowances related to assets acquired          35.7      25.5      18.8

  Provision for credit losses                   140.1     266.7     401.9

  Credit losses                                (303.2)   (330.3)   (433.1)
  Recoveries                                    129.6     112.7     120.5
    Net credit losses                          (173.6)   (217.6)   (312.6)
Balance at end of year                        $ 744.9     742.7     668.1



Non-accrual, restructured and 90 day past due loans and other real estate owned at December 31 were:

In millions                                      1993     1992

Non-accrual loans                              $172.9    231.3
Restructured loans                                7.9      2.9
  Total non-accrual and restructured loans      180.8    234.2
Other real estate owned                          54.7     90.9
   Total non-performing assets                  235.5    325.1
Loans and leases past due 90 days or more*       50.0     47.6
   Total non-performing assets and 90-day
    past due loans and leases                  $285.5    372.7

* Excludes non-accrual loans and leases.

The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:

In millions                                 1993     1992     1991

Interest income
  As originally contracted                 $17.3     24.5     38.7
  As recognized                             (5.0)    (7.3)   (13.9)
    Reduction of interest income           $12.3     17.2     24.8

There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1993.

Leveraged lease financing amounted to $144.9 million and $131.1 million at December 31, 1993 and 1992, respectively. Deferred income taxes related to leveraged leases amounted to $99.7 million and $83.0 million at the same dates, respectively.

Loans and leases totaling $4,082.3 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1993.

The corporation and its subsidiaries have made loans to the executive officers and directors (and their associates) of the corporation and its significant subsidiaries in the ordinary course of business. Aggregate amounts of these loans (but excluding loans to the immediate families of persons who are solely executive officers and directors of the corporation's significant subsidiaries) were $65.3 million and $61.0 million at December 31, 1993 and 1992, respectively. Activity with respect to these loans during 1993 included advances, repayments and net decreases (due to changes in executive officers and directors) of $203.0 million, and $196.6 million and $2.1 million, respectively.

6.  PREMISES AND EQUIPMENT

The carrying value of premises and equipment at December 31 was:

In millions                                       1993         1992

Owned
Land                                          $   82.3         71.3
Premises and improvements                        585.0        567.9
Furniture, fixtures and equipment                782.3        648.8
    Total                                      1,449.6      1,288.0
Capitalized leases
Premises                                          20.2         19.6
Equipment                                         14.3         12.5
    Total                                         34.5         32.1
Total premises and equipment                   1,484.1      1,320.1
Less accumulated depreciation
 and amortization                               (727.6)      (656.7)
Premises and equipment, net                   $  756.5        663.4

7.  CERTIFICATES OF DEPOSIT OVER $100,000

The corporation had certificates of deposit over $100,000 of $1,557.0 million and $1,508.4 million at December 31, 1993 and 1992, respectively. Interest expense on certificates of deposit over $100,000 was $80.4 million, $86.5 million and $159.3 million for the years ended December 31, 1993, 1992, and 1991, respectively. Total brokered certificates of deposit over $100,000 were zero at December 31, 1993 and $13.5 million at December 31, 1992.

8.  SHORT-TERM BORROWINGS

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.

At December 31, 1993, the corporation had available lines of credit totaling $1,172.7 million, including $972.7 million at a subsidiary, Norwest Financial, Inc. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

At December 31, 1993, the corporation had revolving credit agreements totaling $200.0 million (included in the $1,172.7 million reported in the preceding paragraph).



SHORT-TERM BORROWING
                                    1993           1992            1991
In millions                   Amount   Rate   Amount   Rate   Amount   Rate

At December 31,
Commercial Paper            $2,711.6  3.65% $2,947.5  3.65% $3,067.2  5.07%
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  2,038.2  2.73   4,873.3  2.84   2,134.2  4.19
Other                        1,055.3  3.23     848.6  5.27     752.8  4.72
  Total                     $5,805.1  3.21  $8,669.4  3.35  $5,954.2  4.71

For the year ended
 December 31,
 Average Daily Balance
Commercial Paper            $2,657.0  3.37% $2,751.2  4.19% $2,739.4  6.37%
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  3,359.7  3.03   3,647.8  3.67   2,590.8  5.60
Other                        1,097.1  3.85     480.8  5.09     395.3  5.97
  Total                     $7,131.8  3.28  $6,879.8  3.98  $5,725.5  5.99

Maximum month end balance
Commercial Paper            $3,084.6    NA  $2,947.5    NA  $3,067.2    NA
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  4,580.5    NA   4,943.2    NA   3,448.1    NA
Other                        1,587.3    NA     849.6    NA     758.3    NA


NA - not applicable

9.  LONG-TERM DEBT
Long-term debt at December 31 consisted of:

In millions                                             1993         1992

Norwest Corporation (parent company only)
Medium-Term Notes Series A, 4.5% to 9.1%
 due 1994-1998                                      $   62.6         85.6
Floating Rate Medium-Term Notes,
 Series B, due 1995                                    200.0            -
Floating Rate Medium-Term Notes,
 Series C, due 1995 to 1998                            255.4            -
Medium-Term Notes, Series C, 4.03% to
 5.14%, due 1995 to 1998                                44.6            -
12% Convertible Notes due 1993                             -          6.7
ESOP Series A due 1996, 8.42%
 and 8.5% in 1993 and 1992, respectively                31.0         31.0
7 7/8% Notes due 1997                                  100.0        100.0
9 1/4% Subordinated Capital Notes due 1997             100.0        100.0
Floating Rate Subordinated Capital Notes
 due 1998                                                  -         78.0
Floating Rate Subordinated Capital Notes
 due 1999                                                  -         83.0
6 5/8% Subordinated Notes, due 2003                    200.0            -
ESOP Series B Notes due 1999, 8.52%
 and 8.6% in 1993 and 1992, respectively                13.3         13.3
7 3/4% Sinking Fund Debentures due 2003                    -         51.8
6 3/4% Convertible Subordinated
 Debentures due 2003                                     0.3          0.5
6.65% Subordinated Debentures, due
 2023                                                  200.0            -
Senior Notes, 11.22% to 11.66%, due
 1994 to 1995                                           15.0         30.0
5.75% Senior Notes, due 1998                           100.0            -
6% Senior Notes, due 2000                              200.0            -
Other Notes                                              6.0          3.8
    Total                                            1,528.2        583.7
Norwest Financial, Inc., and its subsidiaries
Senior Notes, 4,625% to 9.75%, due
 1994 to 2003                                        2,479.2      2,141.8
Senior Subordinated Notes, 4.85% to
 9.63%, due 1994 to 1998                               262.5        262.5
Junior Subordinated Notes, 9.87% to
 10%, due 1993                                             -          1.9
    Total                                            2,741.7      2,406.2
Other consolidated subsidiaries
FHLB Notes and Advances, 3.10% to
 7.61%, due 1994 through 2012                          306.5        309.1
Floating Rate FHLB Advances due 1994
 through 2000                                        2,140.1      1,110.0
10.585% to 12.175% Notes guaranteed
 by Small Business Administration due
 1994 through 1995                                       4.8          6.8
Other notes and debentures due
 1994 through 2003                                      34.8         29.6
Mortgages payable                                       27.0         26.6
Capital lease obligations                               19.3         17.9
    Total                                            2,532.5      1,500.0
Less 7 3/4% Sinking Fund Debentures due
 2003 held by subsidiaries                                 -         (8.9)
    Total                                           $6,802.4      4,481.0

Notes and debentures of the corporation and Norwest Financial Services, Inc. and its subsidiaries are unsecured.

During 1993, the corporation issued $100 million of senior notes at 5.75 percent due March 15, 1998 and $200 million of senior notes at 6 percent due March 15, 2000. The corporation issued $200 million of subordinated notes at 6 5/8% due March 15, 2003 and issued $200 million of subordinated debentures at 6.65 percent due October 15, 2023. Also during 1993, the corporation issued a total of $560.3 million of Medium-Term Notes. This includes $60.3 million of Medium-Term Notes, Series A, bearing interest at rates from 4.47 percent to 5.74 percent and maturing from June 14, 1995 to July 2, 1998; $200 million of Medium-Term Notes, Series B, at a floating rate of LIBOR minus five basis points and maturing July 7, 1995, and $300 million of Medium-Term Notes, Series C. The Medium-Term Notes, Series C, have maturity dates ranging from October 5, 1995 to October 22, 1998, and consist of $44.6 million of fixed rate notes and $255.4 million of floating rate notes. The fixed rate Medium-Term Notes, Series C, bear interest at rates ranging from 4.03 percent to
5.14 percent. The floating rate Medium-Term Notes, Series C, reset periodically at interest rates ranging from three month LIBOR to three month LIBOR plus 30 basis points or U.S. Treasury Bills plus 25 basis points. The corporation has entered into $55 million of interest rate swap agreements to exchange the fixed rate interest on the Medium-Term Notes, Series A to a floating rate. The $60.3 million of Medium-Term Notes, Series A, issued in 1993 combined with the interest rate swap agreements provide the corporation with $55 million of funds at an effective net interest rate of three-month LIBOR plus 0.29 percent. In addition, the corporation has entered into $20 million of interest rate swap agreements to exchange the fixed rate interest on the Medium-Term Notes, Series C, to a floating rate. $44.65 million of fixed rate Medium-Term Notes, Series C, coupled with the interest rate swap agreements provide the corporation with $20 million of funds at an effective net interest rate of three-month LIBOR plus 0.09 percent.

The 9 1/4 percent Subordinated Capital Notes due 1997 are redeemable at the option of the corporation at the principal amount in exchange for an equivalent market value of common stock, perpetual preferred or other eligible primary capital securities of the organization or cash at the bondholder's election if the corporation determines that the debt no longer constitutes primary capital or ceases to be treated as primary capital by the regulatory authorities. The corporation is required to sell or issue and dedicate common stock, preferred stock or any other capital securities, as determined by the regulatory authorities, and dedicate the proceeds to the retirement or redemption of the principal amount of these subordinated capital notes. Proceeds of equity offerings have been designated to redeem the full amount of the subordinated debentures.

The 6.625 percent Subordinated Notes due 2003 are unsecured and subordinated to all present and future senior debt of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant or agreement of the corporation.

The 6.65 percent Subordinated Debentures due 2003 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

The Series A ESOP Notes are due April 26, 1996 and the Series B ESOP Notes are due April 26, 1999. The full principal amounts of the Series A ESOP Notes are due at maturity. The Series B ESOP Notes require payments of $4.4 million on April 25 of 1997 and 1998, with the balance due at maturity. As a result of the increase in the federal tax rate in 1993, the rates on the Series A ESOP Notes and Series B ESOP Notes were adjusted retroactively from 8.5 percent to 8.6 percent, respectively, to
8.42 percent an 8.52 percent, respectively.

The 7 7/8 percent Notes due 1997 were redeemed on January 20, 1994, at the principal amounts plus accrued interest.

The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $50 million of the 9 1/4 percent Subordinated Capital Notes for a floating rate through 1997. The 9 1/4 percent Subordinated Capital Notes coupled with the interest rate swap agreements provide the corporation with $50 million of funds at an effective net interest rate of the six-month LIBOR plus 0.44 percent.

The 6 3/4 percent Convertible Subordinated Debentures due 2003 can be converted into common stock of the corporation at $5 per share subject to adjustment for certain events. Repayment is subordinated, but only to the extent described in the indenture relating to the debentures, to the prior payment in full of all of the corporation's obligations for borrowed money. The subordinated debentures are redeemable at the principal amount plus a premium ranging from 1.35 percent in 1993 to
0.338 percent in 1997, and thereafter without a premium.

During 1993, Norwest Financial, Inc. issued a total of $698 million of senior notes bearing interest at rates from 5.125 percent to 7.0 percent and due dates ranging from December 2, 1996, to August 1, 2003. Norwest Financial also issued $100 million of Senior Subordinated Notes, bearing interest rates ranging from 4.85 percent to 5.2 percent and maturing in 1996.

Mortgages payable consist of notes secured by deeds of trust on the premises and certain other real estate owned with a net book value of $16.6 million at December 31, 1993. Interest rates on the mortgages payable range up to 9.25 percent with maturities through the year 1998.

The Floating Rate FHLB advances bear interest at rates ranging from LIBOR less 0.20 percent to LIBOR less 0.07 percent, the one month LIBOR less
0.15 percent to the one month LIBOR less 0.12 percent and the three month LIBOR less 0.15 percent to the three month LIBOR less 0.10 percent. The maturities of the FHLB Advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Based upon these factors and the LIBOR rate in effect at December 31, 1993, the maturity dates range from 1994 to 2000.

Maturities of long-term debt at December 31, 1993 were:

                                                      Parent
In Millions                      Consolidated   Company Only

1994                                 $1,467.3            8.0
1995                                    984.7          309.8
1996                                  1,047.0          179.8
1997                                    631.3          205.1
1998                                    865.0          218.1
Thereafter                            1,807.1          607.4
    Total                            $6,802.4        1,528.2

10.  STOCKHOLDERS' EQUITY

On April 27, 1993, the stockholders approved an amendment to the corporation's Restated Certificate of Incorporation increasing the authorized shares of common stock to 500,000,000. On April 27, 1993, the Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on June 28, 1993 to stockholders of record on June 4, 1993. The stock split resulted in an increase in common stock of 146,549,734 shares and was accounted for by a transfer of $244.2 million to common stock from surplus. All prior year common share and per share disclosures have been restated to reflect the stock split.

The corporation has outstanding 1,143,750 shares of Cumulative Convertible Preferred Stock, Series B, $200 stated value per share, in the form of 4,575,000 depositary shares, each of which represents ownership of one quarter of a share of such preferred stock. At December 31, 1993, there were 91 holders of record of the depositary shares. Dividends are cumulative from the date of issue and are payable quarterly at a rate of 7.00 percent per annum. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into common stock of the corporation at a conversion price of $18.23 per share of common stock subject to adjustments in certain events. On or after September 1, 1995, the corporation, at its option, may redeem all or part of the outstanding shares at 104.2 percent of its stated value plus accrued and unpaid dividends. The redemption price declines during each 12-month subsequent period to 100.0 percent of the stated value plus accrued and unpaid dividends if redeemed on or after September 1, 2001.

The corporation has outstanding 1,131,250 shares of 10.24 percent Cumulative Preferred Stock, $100 stated value per share, in the form of 4,525,000 depository shares, each of which represents ownership of one quarter of a share of such preferred stock. At Deember 31, 1993, there were 1,639 holders of record of the depository shares. Dividends are cumulative from the date of issue and are payable quarterly at 10.24 percent per annum. Prior to January 1, 1996, if the corporation requests the holders of this preferred stock to vote upon or consent to a merger or consolidation, and the corporation shall not have received a favorable vote or consent requisite to the consummaton of the transaction within 60 days, the corporation may redeem, at its option, all outstanding shares of 10.24 percent Cumulative Preferred Stock at the $100 stated value plus accrued and unpaid dividends. On or after January 1, 1996, the corporation, at its option, may redeem all or part of the outstanding shares at the $100 stated value plus accrued and unpaid dividends.

In 1993, 1992, and 1991, holders of $6.9 million, $5.0 million and $0.7 million, respectively, of convertible subordinated debentures and the 12 percent convertible notes exchanged such debt for 695,016 shares, 831,710 shares and 92,198 shares, respectively, of the corporation's common stock. At December 31, 1993, there were 11 holders of record of the convertible subordinated debentures.

Common stockholders may purchase shares of common stock at market prices with no sales charges through a dividend reinvestment plan. Stockholders may purchase additional shares up to $30,000 per quarter with no sales charges under the terms of the plan.

The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:

                                                    1993            1992

Stock incentive plans                         24,585,027      17,300,750
Convertible subordinated debentures
 and notes                                        50,500         858,004
Dividend reinvestment                          1,089,842       1,408,874
Invest Norwest Program                         1,067,105         249,452
Savings-Investment Plans and Executive
 Incentive Compensation Plan                   5,108,548       1,089,514
Cumulative Convertible Preferred
 Stock, Series B                              12,620,026      12,620,026
Directors' Formula Stock Award and
 Stock Deferral Plans                            386,244         392,820
Employees' deferral plans                      1,350,000               -
    Total                                     46,257,292      33,919,440

Each share of the corporation's common stock includes one preferred share purchase right. These rights will become exercisable only if a person or group acquires or announces an offer to acquire 25 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 15 percent by the Board prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one four-hundredth of a share of a new series of junior participating preferred stock at a price of $175 for each one one-hundredth of a preferred share. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the corporation's common stock or shares in an "acquiring entity" at one half of the then market value. The corporation will generally be entitled to redeem the rights at one-quarter cent per right at any time before they become exercisable. The rights will expire on November 23, 1998, unless extended, previously redeemed or exercised. The corporaton has reserved one million shares of preferred stock for issuance upon exercise of the rights.


11.  EMPLOYEE BENEFIT AND STOCK INCENTIVE PLANS

Savings Investment Plans
Under the Savings-Investment Plan (SIP), each eligible employee may contribute on a before-tax basis up to twelve percent of his or her salary, and the contributions will be matched 100 percent by the corporation up to six percent of the employee's salary. The corporation's matching contributions vest 25 percent per year of eligibility. All of the corporation's matching contributions are invested in the corporation's common stock. The employee's contributions are invested in a bond, equity, S&P 500 index, stable return or Norwest common stock fund, or a combination thereof, at the employee's direction. The corporation also maintains a Supplemental Savings-Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code of 1986, are credited to an account for the participant. Contribution expense for the plans amounted to $21.8 million, $18.3 million and $19.0 million in 1993, 1992, and 1991, respectively.

The corporation's SIP contains Employee Stock Ownership Plan (ESOP) provisions under which the SIP may borrow money to purchase corporation common stock. In 1989, the corporation loaned money to the SIP which was used to purchase shares of the corporation's common stock. The loans from the corporation to the SIP are repayable in monthly installments through April 26, 1999, with interest at rates of 8.35 percent and 8.45 percent. Interest income on these loans was $1.6 million, $1.8 million and $2.3 million in 1993, 1992 and 1991, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $3.8 million in each of 1993, 1992, and 1991. Each quarter dividends paid to the SIP are used to make loan principal and interest payments. With each principal and interest payment, a portion of the common stock purchased in 1989 is released and allocated to participating employees. The corporation's ESOP loans to the SIP are recorded as a reduction of stockholder's equity. Total dividends paid to the SIP in 1993, 1992, and 1991 were $5.7 million, $4.9 million and $4.3 million, respectively.

Norwest Financial Services, Inc. has a thrift and profit sharing plan for its employees in which eligible employees may contribute on a before tax basis up to ten percent of their salary, and the contributions will be matched 25 percent by Norwest Financial up to six percent of the employee's salary. Norwest Financial may also make a profit sharing contribution with the amount determined by the percentage return on consolidated equity of Norwest Financial and its subsidiaries. Contribution expense for the plan was $9.3 million, $7.9 million and $8.1 million in 1993, 1992 and 1991, respectively.

RETIREMENT PLANS
The corporation's noncontributory defined benefit retirement plans cover substantially all full-time employees. Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten years of employment. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future.

The combined plans' funded status at December 31 is presented below:

In millions                                          1993       1992
Plan assets at fair value*                         $638.2      516.4
Actuarial present value of benefit obligations
   Accumulated benefit obligation, including
    vested benefits of $454.7 and $370.8,
    respectively                                    500.8      401.7
   Projected benefit obligation for service
    rendered to date                                649.8      512.2
Plan assets (in excess of) less than projected
 benefit obligation                                  11.6       (4.2)
Unrecognized net gain (loss) from past
 experience different from that assumed and
 effects of changes in assumptions                  (10.5)      31.4
Unrecognized net asset being amortized over
 approximately 17 years                              16.0       22.8
Unrecognized prior service cost                      (2.7)      (5.8)
Accrued pension liability included in other
 liabilities                                       $ 14.4       44.2

*Consists primarily of listed stocks and bonds and obligations of the U.S. Government and its agencies.

The components of net pension cost for the years ended December 31 are presented below:

In millions                                        1993     1992     1991

Service cost-benefits earned
 during the year                                  $30.4     21.7     19.5
Interest cost on projected
 benefit obligation                                41.6     38.6     34.5
Actual return on plan assets                      (66.1)   (38.1)  (113.0)
Net amortization and deferral*                     49.1     (8.3)    73.3
Net pension cost                                  $55.0     13.9     14.3



* Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and the amortization of the unrecognized net gains and losses over five years.

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were seven percent and six percent, respectively, for 1993 and eight percent and six percent, respectively, for 1992. The expected long-term rate of return on assets was six percent for 1993 and nine percent for 1992.

Other Postretirement Benefits
The corporation sponsors a medical plan for retired employees. Substantially all employees become eligible for these benefits if they retire under the corporation's retirement plans. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future. The plan's funded status at December 31 is presented below:


In millions                                             1993          1992

Plan asset at fair value*                             $ 52.1          32.6
Accumulated postretirement benefit obligation:
   Retirees                                             88.5          70.4
   Fully eligible active plan participants              11.5          10.1
   Other active plan participants                       66.8          50.3
                                                       166.8         130.8
Unrecognized net gain (loss)                           (15.7)          0.9
Accrued postretirement benefit liability
 included in other liabilities                        $ 99.0          99.1



*Consists primarily of listed stocks and bonds, municipal securities, and obligations of the U.S. government and its agencies.




The components of net periodic postretirement benefit cost for the year ended December 31 is presented below:



In millions                                             1993          1992

Service cost-benefits earned during the year           $ 7.4           4.8
Interest cost on accumulated postretirement
 benefit obligation                                     10.7           9.6
Actual return on plan assets                            (3.4)         (1.2)
Net amortization and deferral*                           6.0          (0.4)
Net periodic postretirement benefit cost               $20.7          12.8



*Consists primarily of the net effects of the difference of the expected investment return and the actual investment return and amortization of gains and losses over five years.

For measurement purposes, a 12.0 percent annual increase in the cost of covered health care benefits is assumed in the first two years. This rate is assumed to decrease to eight percent after seven years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by approximately $16.0 million at December 31, 1993 and the service and interest components of the net periodic cost by $1.9 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was seven percent in 1993 and eight percent in 1992. The expected long-term rate of return on plan assets after taxes was 3.6 percent in 1993 and 4.8 percent in 1992.

In years prior to 1992, the expense for postretirement medical benefits was recognized when benefits were paid, and amounted to approximately
$3.8 million in 1991. The total cost of medical benefits for the year ended December 31, 1991 is presented below:

In millions of dollars                        1991

Medical benefits expense                   $  33.3
Total active employees                      22,500
Total retired employees                      3,200

STOCK INCENTIVE PLANS
The corporation grants stock incentives to key employees. In April 1985, the corporation's stockholders approved the adoption of the 1985 Long-
Term Incentive Compensation Plan (1985 Plan).  In April 1988, 1991 and
1993, the stockholders approved amendments which increased the number of shares that may be distributed under the 1985 Plan. Shares which are not used because the terms of an award are not met, and shares which are used by a participant to pay all or part of the purchase price of an option, may again be used for awards under the 1985 Plan.

At the discretion of a committee comprised of non-management directors, participants may be granted stock options, stock appreciation rights, restricted stock, performance awards, and stock awards without restrictions. At December 31, 1993, 324,900 shares of restricted stock and options to acquire 8,981,891 shares of common stock were outstanding under the the 1985 plan.

Stock options may be granted as incentive stock options or nonqualified options, but may not be granted at prices less than market value at the dates of grant. Options may be exercised during a period fixed by the committee of not more than ten years. At the discretion of the committee, a stock option grant may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the corporation's stock held by the participant for at least six months, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock of the corporation equal to the sum of the number of shares used in payment of the purchase price and a number of shares with respect to taxes.

With the adoption of the 1985 Plan, no new grants may be made under the 1983 Stock Option and Restricted Stock Plan (1983 Plan). At December 31,
1993, 39,400 shares remained reserved under the 1983 Plan for unexercised options having an expiration date of September 25, 1994.

Proceeds from stock options exercised are credited to common stock and surplus. There are no charges or credits to expense with respect to the granting or exercise of options.

In connection with the acquisition of Financial Concepts Bancorp, Inc.
(Financial Concepts), the corporation assumed Financial Concepts's obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 99,712 shares of the corporation's common stock, which options remain outstanding as of December 31, 1993.

In connection with the Lincoln acquisition, the corporation assumed
Lincoln's obligations under two stock option plans and the Director's
Stock Compensation Plan. Under terms of the option plans, stock options were granted as either incentive stock options or non-qualified options, at prices not less than market value at the dates of grant, and became exercisable not less than one year from the date of grant. As of the effective time of the acquisition, Lincoln's stock option plans were terminated and all outstanding options were vested and converted into options to purchase shares of the corporation's common stock. In addition, all restrictions on outstanding restricted stock were terminated. At December 31, 1993, options to acquire 59,922 shares of common stock were outstanding under Lincoln's stock option plans.

In connection with the United merger, the corporation assumed United's obligations under two stock option plans and the Outside Director's
Supplemental Compensation Plan. Exercise prices were based upon the fair market value of United's common stock on the date of grant. As a result of the merger, all options under these plans were vested and converted into options to acquire the corporation's common stock. No new options may be granted under these plans. In addition, immediately prior to the merger, all outstanding awards under the United Restricted Stock Rights
Award Plan were accelerated and converted into United's common stock and this plan was terminated. At December 31, 1993, options to acquire
16,776 shares were outstanding under United's stock option plans.

The table on page 68 presents a summary of stock option transactions under the plans. At December 31, 1993 options for 6,870,128 shares were exercisable under the plans.




STOCK OPTION TRANSACTIONS

                            Options                      Option Price
                     Available                                    Total
                     for Grant  Outstandings        Per Share  In millions

December 31, 1990    7,417,450    9,795,300  $    4.25-11.905       $ 76.4
  Stockholder
   Amendment         9,880,188            -                 -            -
  Granted*          (7,611,358)   7,611,358    9.5625-18.1563        110.1
  Shares Swapped     1,194,638            -                 -            -
  Excercised                 -   (4,911,484)   4.4067-14.6875        (34.8)
  Cancelled             60,502     (111,320)   6.9683-14.5313         (1.6)
  Restricted Stock
   Awards             (201,020)    (254,524)                -            -
  Termination of
   United Plans     (3,378,088)           -                 -            -
December 31, 1991    7,362,312   12,129,330      4.25-18.1563        150.1
  Granted*          (1,522,158)   1,522,158   16.9375-21.9688         29.9
  Shares Swapped     1,271,826            -                 -            -
  Excercised                 -   (3,307,922)     4.25-19.4688        (34.3)
  Cancelled            167,886     (198,402)  14.5313-19.4688         (3.3)
  Restricted Stock
   Awards             (124,280)           -                 -            -
December 31, 1992    7,155,586   10,145,164      4.25-21.9688        142.4
  Stockholder
   Amendment         9,000,000            -                 -            -
  Granted*          (1,391,620)   1,391,620   20.8125-28.6875         36.8
  Shares Swapped       835,264            -                 -            -
  Excercised                 -   (2,352,981)   4.4066-23.0625        (31.2)
  Cancelled             66,924      (85,814)   14.5313-27.375         (1.5)
  Restricted Stock
   Awards             (105,600)           -                 -            -
  Acquisition of
   Financial Concepts        -       99,712    8.4101-11.6818          0.8
  Termination of
   Lincoln Plans      (173,228)           -                 -            -

December 31, 1993   15,387,326    9,197,701  $   4.25-28.6875       $147.3

*Includes 1,076,552, 1,263,568 and 1,623,662 AO Grants at December 31, 1993,
1992 and 1991, respectively.




12.  INCOME TAXES

Components of income tax expense were:

In millions                                      1993      1992       1991

From Operations
Current
Federal                                        $243.0     214.7       28.2
State                                            32.6      21.8       13.4
Foreign                                           4.0       1.3        0.4
   Total current                                279.6     237.8       42.0
Deferred
Federal                                           5.5     (82.1)      25.4
State                                            (1.0)      7.5      ( 0.6)
   Total deferred                                 4.5     (74.6)      24.8
   Total from operations                        284.1     163.2       66.8
From change in accounting
 for postretirement medical benefits
Deferred
Federal                                             -     (39.2)         -
State                                               -      (6.0)         -
   Total deferred                                   -     (45.2)         -
   Total                                       $284.1     118.0       66.8

Income tax expense applicable to net gains on investment/mortgage-backed securities for the years ended December 31, 1993, 1992, and 1991 was $18.7 million, $22.4 million and $8.3 million, respectively.

Income before income taxes from operations outside the United States was not material.

The net deferred tax included the following major temporary differences at December 31:

In millions                                                1993       1992

Deferred tax liabilities
  Depreciation                                          $  22.8       26.3
  Lease financing                                         168.3      131.1
  Other                                                    83.0       31.1
    Total deferred tax liabilities                        274.1      188.5
Deferred tax assets
  Provision for credit losses                            (215.1)    (211.6)
  Expenses deducted when paid                             (98.6)    (109.8)
  Mark to market                                          (19.6)         -
  Postretirement benefits other than pensions             (37.5)     (37.5)
  Other                                                  (127.3)     (20.3)
    Total deferred tax assets                            (498.1)    (379.2)
Valuation allowance                                           -          -
    Deferred tax assets, net                             (498.1)    (379.2)
Total net deferred tax assets                           $(224.0)    (190.7)





Pursuant to FAS 109, the corporation has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is more likely than not that the deferred tax asset of $224.0 million will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $1.4 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

A reconciliation of the federal income tax rate to effective income tax rates follows:


                                                 1993       1992      1991

Federal income tax rate                          35.0%      34.0      34.0
Adjusted for
  State income taxes                              2.2        3.2       1.5
  Tax-exempt income                              (3.1)      (6.9)     (8.0)
  Federal tax benefit limitation                    -       (6.4)    (10.6)
  Charitable contributions of
    appreciated assets                           (2.3)      (1.3)     (0.2)
  Other, net                                     (1.5)       1.9      (2.4)
Effective income tax rate                        30.3%      24.5      14.3



13.  COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1993, the corporation and its subsidiaries were obligated under noncancellable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals) net of sublease rentals, amounted to $152.6 million, $135.9 million and $129.6 million in 1993, 1992 and 1991, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals with terms of one year or more, at December 31, 1993 were:

In millions                            Capital    Operating
                                        Leases       Leases

1994                                    $  2.6       $ 67.7
1995                                       2.4         58.6
1996                                       2.2         47.1
1997                                       2.2         38.7
1998                                       2.2         32.3
Thereafter                                49.6        278.3
Total minimum rental payments             61.2       $522.7
Less interest                            (41.9)
Present value of net
  minimum rental payments               $ 19.3





To meet the financing needs of its customers and as part of its overall risk management strategy, the corporation is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, recourse obligations, options, standby letters of credit, interest rate futures, caps and floors and interest rate swaps and forward contracts. These instruments involve elements of credit and interest rate risk in addition to amounts recognized in the financial statements.

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, recourse obligations, and financial guarantees written is represented by the contractual notional amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does on balance sheet instruments. The corporation uses the same credit and collateral policies in making loans which are subsequently sold with recourse obligations as it does for loans not sold. For interest rate futures, caps, floors, and swap transactions, forward contracts and options written, the contract or notional amounts do not represent exposure to credit loss. The corporation controls the credit risk of its interest rate futures, caps, floors and swaps, forward contracts and option contracts through credit approvals, limits, and monitoring procedures.

A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

In millions                                           1993        1992

Commitments to extend credit                      $6,091.2     4,674.3
Standby letters of credit*                           885.9       744.1
Other letters of credit                              404.9       317.1
Forward contracts for delivery of securities       7,962.6     7,569.4
Interest rate swap agreements                      1,891.2     1,377.5
Futures contracts                                        -     1,845.0
Interest rate caps and floors                      1,213.0     4,001.3
Option contracts:
  Purchased                                        2,107.5           -
  Written                                            400.0           -
Foreign exchange options:
  Purchased                                           79.5         4.7
  Written                                              8.9         4.6

* Total standby letters of credit are net of participations in standby letters of credit sold to other institutions of $319.0 million in 1993 and $195.2 million in 1992.

Commitments to extend credit generally have fixed expiration dates or other termnation clauses and usually require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained is based on management's credit evaluation of the counter-party. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1993 supported $500.3 million of industrial revenue bonds, $181.3 million of supplier payment guarantees, $148.9 million of performance bonds and $374.4 millon of other obligations of unaffiliated parties with maturities up to 14 years, eight years, 15 years and eight years, respectively. Risks associated with such standby letters of credit are included in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. In the event the counter-party is unable to meet its contractual obligations, the corporation may be exposed to the risk of selling the mortgage loans at the prevailing market prices.

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The corporation becomes a principal in the exchange of interest payments with other parties and, therefore, is exposed to loss should the counter-party default. The corporation minimizes this risk by performing normal credit reviews on its swap customers and minimizes its exposure to the interest rate risk inherent in customer swap transactions by entering into offsetting swap positions that essentially counterbalance each other.

Entering into interest rate swap agreements involves not only the risk of dealing with counter-parties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

Interest rate caps and floors written by the corporation enable the customers to transfer, modify, or reduce their interest rate risk.
Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or "writer" of the option. As a writer of options, the corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option.

The corporation has written $400 million of uncovered call options as of December 31, 1993. Fees received on the sales of these options were $1.5 million and the market value as of December 31, 1993, was $2.6 million.

As of December 31, 1993 the corporation has hedged for one year $2.0 billion of variable rate FHLB borrowings and variable rate deposits using a stream of purchased put options on Euro Futures. The corporation also had $50 million of notional value purchased put options on Euro Futures outstanding as part of the corporation's trading account portfolio, which are valued at market.

Norwest Mortgage, Inc., prior to 1985, sold mortgage loans in non-standard, negotiated transactions, primarily with the Federal Home Loan
Mortgage Corporation, which provide for recourse to Norwest Mortgage, Inc. The outstanding loan balances for these sales transactions were $203.8 million at December 31, 1993, and $268.5 million at December 31,
1992. The liability under these recourse arrangements is not material.

The corporation and certain subsidiaries are defendants in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the corporation and its subsidiaries.


14.  SEGMENT REPORTING

The corporation's operations include three primary business segments:
banking, mortgage banking and consumer finance. The corporation, primarily through its subsidiary banks, offer diversified banking services including retail, commercial and corporate banking, equipment leasing, trust services, securities brokerage and investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others where servicing rights have been retained. Consumer finance activities, provided through the corporation's Norwest Financial subsidiaries, include providing direct installment loans to individuals, purchasing of sales finance contracts, private label and lease accounts receivable financing and other related products and services.

Selected financial information by business segment for each of the three years ended December 31 is included in the following summary:



                                                 Organizational      Total
In millions                           Revenues*        Earnings*    Assets

1993:
  Banking                             $2,380.9            397.2   39,045.3
  Mortgage banking                       698.6             56.3    6,444.5
  Consumer finance                       839.1            200.1    5,292.5
    Total                             $3,918.6            653.6   50,782.3
1992:**
  Banking                             $2,177.6            227.7   36,698.0
  Mortgage banking                       450.8             53.4    5,130.1
  Consumer finance                       678.2            159.0    4,829.1
    Total                             $3,306.6            440.1   46,657.2
1991:
  Banking                             $1,980.5            246.0   35,258.8
  Mortgage banking                       268.6             31.4    3,308.4
  Consumer finance                       560.0            123.5    4,169.1
    Total                             $2,809.1            400.9   42,736.3



* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.
** Organizational earnings is presented prior to the cumulative effect of a change in accounting for postretirement medical benefits, which totaled
$76.0 million net of tax. Organizational earnings for 1992 reflect additional postretirement benefit costs as compared with 1991 due to the change in accounting of $3.9 million in banking, $0.3 million in mortgage banking and $1.4 million in consumer finance.





15.  MORTGAGE BANKING ACTIVITIES

The detail of mortgage banking non-interest income for each of the three years ended December 31 is presented below:

In millions                                    1993       1992       1991

Origination fees                             $135.6      103.8       60.0
Servicing fees                                 56.1       39.9       11.7
Net gains on sales of servicing rights         61.7       62.4       76.5
Net gains on sales of mortgages               140.5       19.8       13.0
Other mortgage fee income                      78.4       49.4       24.7
    Total mortgage banking
      non-interest income                    $472.3      275.3      185.9

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The outstanding balances of serviced loans were $45,668.2 million, $21,577.7 million and $8,614.8 million at December 31, 1993, 1992 and 1991, respectively.

Changes in loan servicing rights purchased for each of the three years ended December 31, were:



In millions                                   1993        1992       1991

Balance at beginning of year               $  64.0        35.8       31.6
  Purchases                                  169.9       133.4       93.1
  Sales                                       (2.5)      (90.9)     (82.1)
  Amortization                               (27.7)      (11.5)     ( 4.0)
  Valuation adjustment due to changes
   in prepayment assumptions                 (18.5)       (2.8)      (2.8)
Balance at end of year                     $ 185.2        64.0       35.8



16.  FAIR VALUES OF FINANCIAL INSTRUMENTS AND CERTAIN
     NON-FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about
Fair Value of Financial Instruments" (FAS 107) requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. FAS 107 also allows the disclosure of estimated fair values of non-financial instruments. Fair value estimates under FAS
107 are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions.

FINANCIAL INSTRUMENTS
The fair value estimates disclosed in the table on page 75 are based on existing on and off balance sheet financial instruments and do not consider the value of future business. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred tax assets and other liabilities. The estimated fair values of the corporation's financial instruments as of December 31 are set forth in the following table on page 75 and explained below. The 1992 and 1991 fair values of loans and leases and student loans available for sale have been restated to conform with the methodologies used in the 1993 valuations.





FAIR VALUES OF FINANCIAL INSTRUMENTS



                                   1993                 1992                  1991
                          Carrying      Fair    Carrying      Fair    Carrying     Fair
In millions                 Amount     Value      Amount     Value      Amount    Value

Financial assets:
  Cash and cash
    equivalents          $ 3,059.2  $3,059.2     2,993.1   2,993.1     3,224.9  3,224.9
  Trading account
    securities               279.1     279.1       132.0     132.0       157.9    157.9
  Investment
    securities               813.4     860.5       897.6     950.6     2,669.8  2,926.0
  Mortgage-backed
    securities                   -         -           -         -    10,281.6 10,590.3
  Investment securities
    available for
    sale                   1,698.0   1,958.2     1,547.6   1,787.7           -        -
  Mortgage-backed
    securities available
    for sale               8,810.1   9,032.6     9,318.3   9,525.5           -        -
  Student loans
    available for sale     1,351.3   1,351.3     1,158.6   1,158.6           -        -
  Mortgages held for
    sale                   6,090.7   6,103.4     4,727.8   4,727.8     3,007.7  3,007.7
  Loans and leases, net   26,200.1  26,455.7    23,453.0  23,699.5    21,102.2 21,412.7
  Interest receivable        270.8     270.8       301.4     301.4       308.4    308.4
  Excess servicing rights
    receivable                54.4      86.7         9.0      20.7         3.0      3.0
      Total financial
       assets             48,627.1  49,457.5    44,538.4  45,296.9    40,755.5 41,630.9
Financial liabilities:
  Non-maturity deposits   21,937.9  21,937.9    18,377.0  18,377.0    16,741.3 16,741.3
  Deposits with stated
    maturities            10,635.3  10,798.9    10,327.4  10,523.2    11,807.4 12,083.5
  Short-term borrowings    5,805.1   5,805.1     8,669.4   8,669.4     5,954.2  5,954.2
  Long-term debt           6,802.4   6,880.2     4,481.0   4,573.0     3,610.4  3,805.8
  Interest payable           219.1     219.1       256.2     256.2       292.7    292.7
      Total financial
       liabilities        45,399.8  45,641.2    42,111.0  42,398.8    38,406.0 38,877.5
Off-balance sheet
 financial instruments:
  Forward delivery
    commitments               28.3      28.3       (35.7)    (35.7)     (122.7)  (122.7)
  Interest rate swaps         11.2      14.8         0.7      (7.0)        0.7     18.0
  Futures contracts            0.5         -           -         -        17.9        -
  Interest rate
    caps/floors                2.4      17.2        23.4      36.3        10.7     55.1
  Options contracts
    to sell                    4.2       8.1           -         -        (3.8)   (11.5)
      Total off-balance
       sheet financial
       instruments            46.6      68.4       (11.6)     (6.4)      (97.2)   (61.1)
      Net financial
       instruments       $ 3,273.9 $ 3,884.7     2,415.8   2,891.7     2,252.3  2,692.3


The following methods and assumptions are used by the corporation in estimating its fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS
The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

TRADING ACCOUNT SECURITIES, INVESTMENT SECURITIES, MORTGAGE-BACKED SECURITIES, INVESTMENTS AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE AND STUDENT LOANS AVAILABLE FOR SALE
Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets.

MORTGAGES HELD FOR SALE
Fair value of mortgages held for sale are stated at market.

LOANS AND LEASES AND STUDENT LOANS AVAILABLE FOR SALE
Fair values of loans and leases are estimated based on contractual cash flows, adjusted for prepayment assumptions and credit risk factors, discounted using the current market rate for loans and leases. Variable rate loans, including student loans available for sale, are valued at carrying value since the loans reprice to market rates over short periods of time. Credit card receivables are valued at carrying value since the receivables are priced near market rates for such receivables and are short-term in life. The fair value of the corporation's consumer finance subsidiaries' loans have been reported at book value since the estimated life, assuming prepayments, is short-term in nature.

INTEREST RECEIVABLE AND PAYABLE
The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

EXCESS SERVICING RIGHTS RECEIVABLE
Excess servicing rights receivable represents the present value using applicable investor yields of estimated future servicing revenues in excess of normal servicing revenues over the assumed life of the servicing portfolio.

DEPOSITS
The fair value of fixed-maturity deposits is the present value of the contractual cash flows, including principal and interest, and servicing costs, discounted using an appropriate investor yield.

In accordance with FAS 107, the fair value of deposits with no stated maturity, such as demand deposit, savings, NOW and money market accounts, are disclosed as the amount payable on demand.

SHORT-TERM BORROWINGS
The carrying value of short-term borrowings approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment.

LONG-TERM DEBT
The fair value of long-term debt is the present value of the contractual cash flows, discounted by the investor yield which considers the corporation's credit rating.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND RECOURSE
OBLIGATIONS
The majority of the corporation's commitment agreements and letters of credit contain variable interest rates and counter-party credit deterioration clauses and therefore, the carrying value of the corporation's commitments to extend credit and letters of credit approximates fair value. The fair value of the corporation's recourse obligations are valued based on estimated cash flows associated with such obligations. As any potential liabilities under such recourse obligations are recognized on the corporation's balance sheet, the carrying value of such recourse obligations approximates fair value.

FORWARD DELIVERY COMMITMENTS, INTEREST RATE SWAPS, FUTURES CONTRACTS, OPTIONS AND INTEREST RATE CAPS AND FLOORS
The fair value of forward delivery commitments, interest rate caps, floors, swaps and futures contracts is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

CERTAIN NON-FINANCIAL INSTRUMENTS
Supplemental fair value information for certain non-financial instruments as of December 31 are set forth in the following table and explained below.

The supplemental fair value information, combined with the total fair value of net financial instruments from the table on page 75, is presented in the table on page 78 for information purposes. This combination is not necessarily indicative of the "franchise value" or the fair value of the corporation taken as a whole. Certain values of non-financial instruments for 1992 and 1991 have been restated to conform with the non-financial instruments and related methodologies reported in the 1993 information.

In millions                                     1993      1992       1991

Non-financial instrument
 assets and liabilities:
  Premises and  equipment, net              $   756.5    663.4      623.2
  Other assets                                1,398.7  1,455.4    1,357.6
  Accrued expenses and other liabilities     (1,814.1)(1,405.5)  (1,345.5)
Other values:
  Non-maturity deposits                       1,267.3  1,101.0    1,035.0
  Consumer finance network                    3,128.5  2,374.0    1,932.2
  Credit card                                   245.3     84.6      109.2
  Banking subsidiaries' consumer loans          269.3    224.4      198.3
  Mortgage servicing                            431.4    187.2       69.7
  Mortgage loan origination/
   wholesale network                            836.4    707.6      180.4
  Trust department                              606.8    547.4      485.3
Net fair value of certain non-financial
 instruments                                  7,126.1  5,939.5    4,645.4
Fair value of financial instruments           3,884.7  2,891.7    2,692.3
  Net stockholders' equity at the fair
   value of net financial instruments
   and certain non-financial instruments*   $11,010.8  8,831.2    7,337.7

* Amounts due not include applicable deferred income tax, if any.



The following methods and assumptions were used by the corporation in estimating the fair value of certain non-financial instruments.

NON-FINANCIAL INSTRUMENT ASSETS AND LIABILITIES
The non-financial instrument assets and liabilities are stated at book value, which approximates fair value.

NON-MATURITY DEPOSITS
The fair value table of financial instruments on page 75 does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared with wholesale funding rates. The fair value of non-maturity deposits, considering these relational benefits, would be $20,670.6 million, $17,276.0 million, and $15,706.3 million at December 31, 1993, 1992 and 1991, respectively. Such amounts are based on a discounted cash flow analysis, assuming a constant balance over ten years and taking into account the interest sensitivity of each deposit category.

CONSUMER FINANCE NETWORK
The supplemental fair value table includes the estimated fair value associated with the consumer finance network which is estimated to be $3,128.5 million, $2,374.0 million and $1,932.2 million at December 31, 1993, 1992 and 1991, respectively. Such estimates are based on current industry price/earnings ratios for similar networks. These current price/earnings ratios are industry averages and do not consider the higher earnings levels and the value of the data processing business associated with the corporation's consumer finance network.

CREDIT CARD
The fair value of financial instruments on page 75 excludes the fair value attributed to the expected credit card balances in future years with the holders of such cards. The fair value of such future balances is estimated to exceed book value by $245.3 million, $84.6 million and $109.2 million at December 31, 1993, 1992 and 1991, respectively. This represents the fair value related to such future balances of both securitized and on-balance sheet credit card receivables based on a discounted cash flow analysis, utilizing an assumed investor yield on similar portfolio acquisitions.

BANKING SUBSIDIARIES' CONSUMER LOANS
For purposes of the table of fair values of financial instruments on page 75, the fair value of the banking subsidiaries' consumer loans is based on the contractual balances and maturities of existing loans. The fair value of such financial instruments does not consider future loans with customers. The fair value related to such future balances is estimated to be $269.3 million, $224.4 million and $198.3 million at December 31, 1993, 1992 and 1991, respectively. This fair value is estimated by cash flow analysis, discounted utilizing an investor yield. The expected balances for such purposes are estimated to extend ten years at a constant rate of replacement.

MORTGAGE SERVICING
Mortgage servicing represents estimated current value in the servicing portfolio. The corporation estimates that the fair value of its mortgage servicing exceeds book values by $431.4 million, $187.2 million and $69.7 million at December 31, 1993, 1992, and 1991, respectively.

MORTGAGE LOAN ORIGINATION/WHOLESALE NETWORK
The supplemental fair value table includes the fair value associated with the corporation's origination network for mortgage loans, which is estimated to be $836.4 million, $707.6 million and $180.4 million at December 31, 1993, 1992 and 1991, respectively. Such estimates are based on current industry price/earnings ratios for similar networks.

TRUST DEPARTMENT
The fair value associated with the corporation's management of trust assets is estimated to be $606.8 million, $547.4 million and $485.3 million at December 31, 1993, 1992 and 1991, respectively. Such estimates are based on current trust revenues using an industry multiple.

17.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Norwest Corporation (parent company only) follows:



BALANCE SHEETS

In millions

At December 31,                                             1993      1992
Assets
Interest-bearing deposits with subsidiary banks         $  155.4     146.4
Advances to non-bank subsidiaries                        2,313.8   1,556.3
Capital notes and term loans of subsidiaries
  Banks                                                    353.0     333.0
  Non-banks                                                371.5     237.8
    Total capital notes and term loans of
     subsidiaries                                          724.5     570.8
Investments in subsidiaries
  Banks                                                  2,904.1   2,367.2
  Non-banks                                                803.4     837.1
    Total investment in subsidiaries                     3,707.5   3,204.3
Investment and mortgage-backed securities                  211.7     148.2
Investment securities available for sale                    91.4     105.9
Other assets                                               173.0     186.6
    Total assets                                        $7,377.3   5,918.5
Liabilities and Stockholders' Equity
Short-term borrowings                                   $2,094.1   2,028.7
Accrued expenses and other liabilities                     186.6     165.4
Long-term debt with non-affiliates                       1,528.2     583.7
Stockholders' equity                                     3,568.4   3,140.7
    Total liabilities and stockholders'equity           $7,377.3   5,918.5

STATEMENTS OF INCOME

In millions

Year ended December 31,                        1993        1992       1991

Income
Dividends from subsidiaries
  Banks                                      $395.1       311.5      102.6
  Non-banks                                   215.7       168.8      107.6
    Total dividends from subsidiaries         610.8       480.3      210.2
Interest from subsidiaries                     91.2       109.1      173.4
Service fees from subsidiaries                 58.0        50.0       45.5
Other income                                   38.2        29.0       21.8
    Total income                              798.2       668.4      450.9
Expenses
Interest to subsidiaries                        1.5         1.0        1.7
Other interest                                140.0       134.0      191.7
Other expenses                                113.0       140.8       56.8
    Total expenses                            254.5       275.8      250.2
Income before income taxes, equity in
 undistributed earnings of subsidiaries,
 and cumulative effect of a change in
 accounting for postretirement
 medical benefits                             543.7       392.6      200.7
Income tax benefit                             24.4        43.3       39.9
Income before equity in undistributed
 earnings of subsidiaries and cumulative
 effect of a change in accounting for
 postretirement medical benefits              568.1       435.9      240.6
Equity in undistributed earnings
 of subsidiaries                               85.5         4.2      160.3
Income before cumulative effect of a
 change in accounting for postretirement
 medical benefits                             653.6       440.1      400.9
Cumulative effect on years  ended prior
 to December 31, 1992 of a change in
 accounting for post retirement medical
 benefits net of tax                              -       (76.0)         -
Net income                                   $653.6       364.1      400.9

STATEMENTS OF CASH FLOWS

In millions                                        1993      1992     1991

Year ended December 31,

Cash Flows From Operating Activities
Net income                                     $  653.6     364.1    400.9
Adjustments to reconcile net income
 to net cash flows from operating activities:
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for postretirement
 medical benefits, net of tax                         -      76.0        -
Equity in undistributed earnings of
 subsidiaries                                     (85.5)     (4.2)  (160.3)
Depreciation and amortization                      12.2      12.9     12.9
Other assets, net                                  (3.7)    (36.4)     9.4
Accrued expenses and other liabilities, net        32.0      (5.9)   (41.3)
Net cash flows from operating activities          608.6     406.5    221.6
Cash Flows From Investing Activities
Advances to non-bank subsidiaries, net           (762.5)    580.8   (328.5)
Investment securities, net                        (63.5)     46.5    (56.9)
Investment securities available for sale, net      14.5    (105.9)       -
Principal collected on capital notes and
 term loans of subsidiaries                        23.3      75.6    383.5
Capital notes and term loans
 made to subsidiaries                            (218.2)   (143.2)  (322.1)
Investment in subsidiaries, net                  (354.0)   (241.6)  (220.0)
Net cash flows from (used for)
 investing activities                          (1,360.4)    212.2   (544.0)
Cash Flows From Financing Activities
Short-term borrowings, net                         84.3    (158.8)   (20.6)
Taxes receivable from affiliates, net               4.7      (4.7)     2.8
Proceeds from issuance of long-term debt
 with non-affiliates                            1,263.2         -     25.0
Repayment of long-term debt with
 non-affiliates                                  (312.4)   (137.5)  (148.9)
Issuances of common stock                          55.6      35.3    222.4
Repurchases of common stock                      (124.3)    (85.9)    (5.4)
Issuances of preferred stock                          -         -    225.4
Redemption of preferred stock                      (0.7)     (2.9)   (30.4)
Net decrease in ESOP loans                          3.2       3.0      8.1
Dividends paid                                   (212.8)   (179.0)  (142.4)
Net cash flows from (used for)
 financing activities                             760.8    (530.5)   136.0
Net increase (decrease) in
 cash and cash equivalents                          9.0      88.2   (186.4)
Cash and cash equivalents
  Beginning of year                               146.4      58.2    244.6
  End of year                                  $  155.4     146.4     58.2

Federal law prevents the corporation from borrowing from its subsidiary banks unless loans are secured by specified assets and with respect to the corporation and any affiliate other than a bank, such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and aggregate loans to the corporation and its non-bank subsidiaries are limited to 20 percent of the subsidiary bank's capital and surplus.

The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceeding two calendar years. Under this formula, at December 31, 1993 the corporation's national banks could have declared $483.2 million of aggregate dividends, in addition to amounts previously paid, without the approval of the Comptroller of the Currency, subject to minimum regulatory capital requirements. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $803.4 million.

<AUDIT-REPORT>

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF NORWEST CORPORATION

We have audited the consolidated balance sheets of Norwest Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Norwest Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992.


By /s/ KPMG Peat Marwick
KPMG Peat Marwick

Minneapolis, Minnesota
January 19, 1994

</AUDIT-REPORT>

MANAGEMENT'S REPORT


The management of Norwest Corporation has prepared and is responsible for the contents of the financial statements included in this annual report and the information contained in other sections of this annual report, which information is consistent with the content of the financial statements. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, management makes judgments and estimates of the expected effects of events and transactions that are accounted for or disclosed.

Management has long recognized the importance of the corporation maintaining and reinforcing the highest possible standards of conduct in all of its actions, including the preparation and dissemination of statements fairly presenting the financial condition of the corporation. In this regard, it has developed a system of internal accounting control which plays an important role in assisting management in fulfilling its responsibilities in preparing the corporation's financial statements.
The corporation's system of internal accounting control is designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorizations. This system is augmented by written policies, operating procedures and accounting manuals, plus a strong program of internal audit carried out by qualified personnel. Management recognizes that estimates and judgments are required to assess and balance the relative costs and expected benefits of the controls and errors or irregularities may nevertheless occur. However, management believes that the corporation's internal accounting control system provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected on a timely basis and corrected in the normal course of business.

The board of directors oversees these financial statements through an audit and examination committee comprised of outside directors. The committee meets periodically with management and internal audit to monitor the discharge by each of its responsibilities. The independent auditors, who are engaged to express an opinion on the financial statements, meet periodically with and have free access to the committee or the board, without management present, to discuss internal accounting control, auditing and financial reporting matters.


By /s/ Richard M. Kovacevich
Richard M. Kovacevich
President and Chief Executive Officer


By /s/ John T. Thornton
John T. Thornton
Executive Vice President and Chief Financial Officer


By /s/ Michael A. Graf
Michael A. Graf
Senior Vice President and Controller

January 19, 1994

Norwest Corporation and Subsidiaries

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY


In millions, except per share amounts
and ratios                                       1993        1992        1991        1990        1989        1988

Year Ended December 31,

Statements of Income
Interest income                              $3,734.1     3,587.0     3,802.1     3,690.7     3,440.7     2,948.2
Interest expense                              1,358.0     1,509.2     2,024.2     2,201.2     2,100.9     1,696.4
   Net interest income                        2,376.1     2,077.8     1,777.9     1,489.5     1,339.8     1,251.8
Provision for credit losses                     140.1       266.7       401.9       428.3       225.5       184.0
   Net interest income after provision
    for credit losses                         2,236.0     1,811.1     1,376.0     1,061.2     1,114.3     1,067.8
Non-interest income                           1,542.5     1,228.8     1,031.2       872.1       711.3       604.0
Non-interest expenses                         2,840.8     2,436.6     1,939.5     1,666.9     1,454.7     1,359.6
Income before income taxes and cumulative
 effect of a change in accounting for
 postretirement medical benefits                937.7       603.3       467.7       266.4       370.9       312.2
Income tax expense                              284.1       163.2        66.8       110.1        96.0        28.4
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for postretirement medical
 benefits, net of tax                               -       (76.0)          -           -           -           -
Net income                                   $  653.6       364.1       400.9       156.3       274.9       283.8

Per Common Share
Net income*
   Primary                                       2.13        1.16        1.34        0.57        1.00        1.04
   Fully diluted                                 2.10        1.16        1.33        0.57        0.99        1.02
Dividends declared                              0.640       0.540       0.470       0.423       0.380       0.325
Stockholders' equity                            11.04        9.69        9.16        8.04        7.86        7.25
Stock price range                                 29-     22 1/8-    18 7/16-   11 13/16-    12 1/16-    8 13/16-
                                               20 5/8      16 5/8       9 3/8       6 3/4     7 15/16       6 1/8

Selected Consolidated Balance Sheet Data
At December 31,
Assets                                        $50,782      46,657      42,736      41,091      36,229      32,985
Investment and mortgage-backed securities         813         898      12,951       9,691       8,064       7,312
Investment and mortgage-backed securities
 available for sale                            10,508      10,866           -           -           -           -
Loans, leases, and student loans and
 mortgages held for sale                       34,387      30,082      24,778      25,551      23,912      21,367
Deposits                                       32,573      28,704      28,549      28,521      24,500      22,559
Long-term debt                                  6,802       4,481       3,610       3,007       2,658       2,381
Stockholders' equity                            3,568       3,141       2,985       2,297       2,164       2,136

Ratios**
Per $100 of average assets
   Net interest income (tax-equivalent basis) $  5.08        4.94        4.49        4.21        4.18        4.24
   Provision for credit losses                   0.30        0.62        0.99        1.16        0.67        0.59
   Net interest income after provision
    for credit losses                            4.78        4.32        3.50        3.05        3.51        3.65
   Non-interest income                           3.25        2.87        2.54        2.37        2.12        1.94
   Non-interest expenses                         5.99        5.69        4.78        4.54        4.34        4.36
   Income before income taxes and cumulative
    effect of a change in accounting for
    postretirement medical benefits              2.04        1.50        1.26        0.88        1.29        1.23
   Income tax expense                            0.60        0.38        0.16        0.29        0.29        0.10
   Less tax-equivalent adjustment                0.06        0.09        0.11        0.16        0.18        0.22
   Cumulative effect on years ended prior
    to December 31, 1992 of a change in
    accounting for postretirement medical
    benefits, net of tax                            -       (0.18)          -           -           -           -
Net Income*                                   $  1.38        0.85        0.99        0.43        0.82        0.91

Leverage***                                      14.2X       14.1        15.2        16.7        15.8        15.4
Return on common equity*                         20.9%       12.4        15.5         7.1        13.2        14.7
Return on total equity*                          19.6%       11.9        15.0         7.1        13.0        14.0
Stockholders' equity to average assets            7.0%        7.1         6.6         6.0         6.3         6.5
Dividend payout ratio                            30.0%       46.8        35.1        74.1        38.0        31.3
Tier I at December 31,****                       9.84%      10.03        9.99        7.18
Tier I and Tier II at December 31,****          12.60%      12.85       13.89       11.84
Leverage ratio****                               6.60%       6.76        6.72        5.58


   *Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 primary net income per common share would have been $1.42, fully diluted net income per common share would have been $1.41, return on common equity would have been 15.2%, return on total equity would have been 14.4%, and net income per $100 of average assets would have been $1.03.
  **Based on average balances and net income for the periods.
 ***The ratio of average assets to average stockholders' equity. ****Information not available for periods prior to 1990.

Norwest Corporation and Subsidiaries

CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES*


                                         1993                         1992                         1991

                                       Interest  Average            Interest  Average            Interest  Average
                              Average  Income/   Yields/   Average  Income/   Yields/   Average  Income/   Yields/
In millions, except ratios    Balance  Expense    Rates    Balance  Expense    Rates    Balance  Expense    Rates

Assets
Money market investments      $   427  $   13.6    3.19%   $   524  $   20.6    3.94%   $   826  $   57.3    6.92%
Trading account securities        254      30.3   11.90        344      23.9    6.95        157      11.6    7.33
Investment securities
  U.S. Treasury and federal
   agencies                         -         -       -      1,123      82.8    7.38      1,625     137.0    8.43
  State, municipal and
   housing-tax exempt             689      76.3   11.09        868      94.3   10.87        975     110.2   11.30
  Other investment securities     214      15.9    7.47        423      24.9    5.92        440      33.3    7.61
Mortgage-backed securities
  Federal agencies                  -         -       -      7,183     556.9    7.75      7,900     708.3    8.97
  Collateralized mortgage
   obligations                      -         -       -        205      16.2    7.91        378      32.6    8.63
Investment securities
 available for sale             1,584     117.9    7.45        162      14.9    9.20          -         -       -
Mortgage-backed securities
 available for sale             8,778     588.7    6.71      2,093     164.5    7.86          -         -       -
    Total investment
     securities                11,265     798.8    7.09     12,057     954.5    7.92     11,318   1,021.4    9.03
Student loans available
 for sale                       1,267      85.3    6.73        345      24.2    6.99          -         -       -
Mortgages held for sale         4,931     326.8    6.63      3,639     279.4    7.68      2,100     192.1    9.15
Loans and leases (net of
 unearned discount)
  Commercial                    7,784     588.6    7.56      7,440     609.9    8.20      8,145     797.3    9.79
  Real estate                  10,046     873.4    8.69      7,865     777.2    9.88      7,440     821.4   11.04
  Consumer                      7,115   1,049.9   14.75      6,502     934.1   14.37      6,569     946.4   14.41
    Total loans and leases     24,945   2,511.9   10.07     21,807   2,321.2   10.64     22,154   2,565.1   11.58
  Allowance for credit losses    (761)                        (687)                        (631)
    Net loans and leases       24,184                       21,120                       21,523
    Total earning assets
     (before the allowance
     for credit losses)        43,089   3,766.7    8.74     38,716   3,623.8    9.36     36,555   3,847.5   10.53
Cash and due from banks         2,611                        2,361                        2,248
Other assets                    2,499                        2,461                        2,433
    Total assets              $47,438                      $42,851                      $40,605

Liabilities and Stockholders'
Equity
Noninterest-bearing deposits  $ 7,137                      $ 5,696                      $ 4,934
Interest-bearing deposits
  Savings and NOW accounts      3,363      66.0    1.96      3,174      87.0    2.74      2,977     127.6    4.29
  Money market accounts         8,736     191.9    2.20      7,815     195.4    2.50      7,310     357.8    4.89
  Savings certificates          8,785     438.8    4.99      9,417     555.9    5.90     10,208     735.9    7.21
  Certificates of deposit and
   other time                   1,361      65.7    4.83      1,448      84.0    5.80      1,980     140.5    7.10
  Foreign time                    489      15.1    3.09        112       3.6    3.23        200      11.2    5.58
    Total interest-bearing
     deposits                  22,734     777.5    3.42     21,966     925.9    4.22     22,675   1,373.0    6.06
Short-term borrowings           7,132     234.3    3.28      6,879     273.5    3.98      5,726     342.6    5.98
Long-term debt                  5,806     346.2    5.96      4,010     309.7    7.72      3,422     308.6    9.02
    Interest-bearing
     liabilities               35,672   1,358.0    3.81     32,855   1,509.1    4.59     31,823   2,024.2    6.36
Capitalized interest expense                  -                            -                            -
    Net interest expense                1,358.0                      1,509.1                      2,024.2
Other liabilities               1,287                        1,252                        1,179
Stockholders' equity            3,342                        3,048                        2,669
    Total liabilities and
     stockholders' equity     $47,438                      $42,851                      $40,605
Net interest income
 (tax-equivalent basis)                $2,408.7                     $2,114.7                     $1,823.3
Yield spread                                       4.93                         4.77                         4.17
Net interest income to
 earning assets                                    5.59                         5.46                         4.99
Interest-bearing liabilities
 to earning assets                                82.78                        84.86                        87.05


  *Interest income/expense and yields/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 1993 and 34% in each preceding period presented. Non-accrual loans and the related negative income effect has been included in the calculation of average rates.
NM-Not meaningful


           1990                         1989                         1988                 Average Balance

         Interest  Average            Interest  Average            Interest  Average     5 Year   % Change
Average  Income/   Yields/   Average  Income/   Yields/   Average  Income/   Yields/     Growth   1993 Over
Balance  Expense    Rates    Balance  Expense    Rates    Balance  Expense    Rates      Rate %     1992


$ 1,352  $  115.0    8.50%   $ 1,214  $  112.1    9.23%   $ 1,096  $   86.6    7.90%    (17.2)%     (18.5)%
    119      10.2    8.59         78       7.1    9.10         72       6.4    8.89      28.7       (26.2)


  1,775     156.0    8.78      2,125     186.4    8.77      2,938     239.8    8.16    (100.0)     (100.0)

  1,098     124.9   11.37      1,226     136.6   11.14      1,322     148.5   11.23     (12.2)      (20.6)
    657      51.9    7.92        569      40.3    7.10        465      30.3    6.53     (14.4)      (49.4)

  4,573     443.1    9.69      2,357     230.7    9.79      1,567     141.9    9.05    (100.0)     (100.0)

    714      63.1    8.84      1,149     104.8    9.12      1,502     124.3    8.28    (100.0)     (100.0)

      -         -       -          -         -       -          -         -       -        NM       877.8

      -         -       -          -         -       -          -         -       -        NM       319.4

  8,817     839.0    9.52      7,426     698.8    9.41      7,794     684.8    8.79       7.7        (6.6)

      -         -       -          -         -       -          -         -       -        NM       267.2
  1,420     137.8    9.71        662      63.4    9.58        309      31.6   10.23      74.0        35.5


  8,677     949.0   10.94      8,814   1,025.8   11.64      8,189     850.4   10.39      (1.0)        4.6
  6,580     754.8   11.47      6,242     721.3   11.56      5,460     615.9   11.28      13.0        27.7
  6,321     942.2   14.91      5,916     872.9   14.76      5,223     742.5   14.22       6.4         9.4
 21,578   2,646.0   12.26     20,972   2,620.0   12.49     18,872   2,208.8   11.70       5.7        14.4
   (455)                        (395)                        (400)                       13.7        10.8
 21,123                       20,577                       18,472                          5.5        14.5


 33,286   3,748.0   11.26     30,352   3,501.4   11.54     28,143   3,018.2   10.72       8.9        11.3
  2,123                        1,995                        1,922                         6.3        10.6
  1,777                        1,570                        1,514                        10.5         1.5
$36,731                      $33,522                      $31,179                         8.8        10.7



$ 4,491                      $ 4,225                      $ 4,275                        10.8        25.3

  2,735     135.1    4.94      2,700     132.4    4.90      2,733     131.9    4.83       4.2         6.0
  5,968     368.4    6.17      4,824     312.7    6.48      4,826     270.2    5.60      12.6        11.8
  8,564     684.7    8.00      7,866     641.8    8.16      6,627     488.1    7.37       5.8        (6.7)

  2,598     218.7    8.42      2,827     252.2    8.92      2,828     216.6    7.66     (13.6)       (6.0)
    240      19.6    8.17        311      28.9    9.29        263      19.1    7.26      13.2       336.6

 20,105   1,426.5    7.10     18,528   1,368.0    7.38     17,277   1,125.9    6.52       5.6         3.5
  6,272     510.5    8.14      5,204     479.5    9.21      4,553     344.8    7.57       9.4         3.7
  2,691     264.2    9.82      2,498     253.5   10.15      2,162     226.2   10.46      21.8        44.8

 29,068   2,201.2    7.57     26,230   2,101.0    8.01     23,992   1,696.9    7.07       8.3         8.6
                -                         (0.1)                        (0.5)
          2,201.2                      2,100.9                      1,696.4
    979                          950                          881                         7.9         2.9
  2,193                        2,117                        2,031                        10.5         9.7

$36,731                      $33,522                      $31,179                         8.8        10.7

         $1,546.8                     $1,400.5                     $1,321.8
                     3.69                         3.53                         3.65

                     4.65                         4.61                         4.70

                    87.33                        86.42                        85.25


Norwest Corporation and Subsidiaries

INCOME STATEMENT DATA


                                                          1993 Over 1992                     1992 Over 1991

In millions                                         Volume  Yield/Rate    Total       Volume  Yield/Rate   Total

Changes in Tax-Equivalent Net Interest Income*

Interest income
Loans and leases                                   $ 334.0      (143.3)   190.7        (40.2)     (203.7)  (243.9)
Investment securities                               (126.5)       16.7   (109.8)       (57.8)      (20.7)   (78.5)
Mortgage-backed securities                          (573.1)          -   (573.1)       (79.7)      (88.1)  (167.8)
Investment securities available for sale             130.7       (27.7)   103.0         14.9          NM     14.9
Mortgage-backed securities available for sale        525.4      (101.2)   424.2        164.5          NM    164.5
    Total investment/mortgage-backed securities      (43.5)     (112.2)  (155.7)        41.9      (108.8)   (66.9)
Money market and trading account securities           (9.5)        8.9     (0.6)        (8.2)      (16.2)   (24.4)
Student loans available for sale                      64.4        (3.3)    61.1         24.2          NM     24.2
Mortgages held for sale                               99.1       (51.7)    47.4        140.9       (53.6)    87.3
    Total                                            444.5      (301.6)   142.9        158.6      (382.3)  (223.7)

Interest expense
Interest bearing deposits                             32.3      (180.7)  (148.4)       (43.0)     (404.1)  (447.1)
Short-term borrowings                                 10.0       (49.2)   (39.2)        69.0      (138.1)   (69.1)
Long-term debt                                       138.5      (102.0)    36.5         53.1       (52.0)     1.1
    Total                                            180.8      (331.9)  (151.1)        79.1      (594.2)  (515.1)

Net interest income                                $ 263.7        30.3    294.0         79.5       211.9    291.4



Analysis of Selected Non-interest Expenses           1993  % Change       1992  % Change     1991    1990    1989

Salaries and benefits
Salaries                                         $1,162.8     22.6%   $  948.7     20.0%   $790.7   675.6   613.3
Benefits                                            253.7     44.0       176.1     19.7     147.1   126.6   111.9
    Total                                        $1,416.5     25.9%   $1,124.8     19.9%   $937.8   802.2   725.2
Business development
Advertising                                      $   69.0     42.0%   $   48.6     31.3%   $ 37.0    28.9    26.4
Other business development                           77.9     20.1        64.9     21.8      53.3    47.6    38.6
    Total                                        $  146.9     29.4%   $  113.5     25.7%   $ 90.3    76.5    65.0
Other non-interest expenses
Professional fees                                $   56.2     14.5%   $   49.1     32.5%   $ 37.0    35.9    32.1
Other employment                                     37.6     19.1        31.5     31.5      24.0    27.9    19.2
Insurance claims                                     42.2     64.5        25.7     16.3      22.1    21.1    24.1
Charitable contributions                             71.7    192.0        24.6    300.0       6.1     8.6     7.0
Other real estate owned, net                         (4.1)      NM         5.8    (80.0)     29.1    46.9    23.2
Other                                               295.6    (14.2)      344.4    120.6     156.1   128.4   113.9
    Total                                        $  499.2      3.8%   $  481.1     75.3%   $274.4   268.8   219.5

  *Changes in the average balance/rate are allocated based on the percentage relationship of the change in average balance or average rate to the total increase (decrease).
NM-Not meaningful

Norwest Corporation and Subsidiaries

LOAN INFORMATION


In millions                                                 1993    1992    1991    1990    1989    1988

Loans and Leases at December 31,
Commercial, financial and industrial                     $ 6,196   6,158   5,949   6,816   6,899   6,845
Agricultural                                                 822     729     704     729     674     564
Construction and land development                            496     398     466     712     840     789
Real estate
  Secured by 1-4 family residential properties             8,060   7,325   4,732   4,977   3,677   3,614
  Secured by other properties                              2,916   2,742   2,987   3,267   3,175   2,541
Consumer                                                   6,212   5,486   6,141   5,764   5,589   4,756
Credit card and check credit                               2,047   1,274   1,127     879   1,349   1,378
Lease financing                                              655     585     575     517     474     323
Foreign
  Consumer installment                                       425     425       -       -       -       -
  Real estate secured by 1-4 family
    residential properties                                    30      15       -       -       -       -
  Other                                                       94      62      61      50      60      85
    Total loans and leases                                27,953  25,199  22,742  23,711  22,737  20,895
    Unearned discount                                     (1,008) (1,003)   (972)   (921)   (887)   (756)
     Total loans and leases net of unearned discount     $26,945  24,196  21,770  22,790  21,850  20,139

Allowance for Credit Losses
Balance at beginning of year                             $ 742.7   668.1   560.0   391.1   379.6   494.5
Allowances related to assets acquired/sold                  35.7    25.5    18.8    56.7    10.0    14.1
Provision for credit losses                                140.1   266.7   401.9   428.3   225.5   184.0
Credit losses
  Commercial, financial and industrial                      60.1    84.9   137.9   124.1    92.7    81.9
  Agricultural                                               2.6     3.7     3.9     2.3     4.4     8.8
  Construction and land development                         11.9    15.7    21.2    35.6    23.0    10.1
  Real estate                                               44.4    67.8    98.9    67.9    38.8    32.3
  Consumer                                                 111.1   110.7   120.7    97.6    77.3    66.4
  Credit card and check credit                              51.9    41.9    44.9    54.1    44.6    28.0
  Lease financing                                            2.2     2.7     3.8     2.6     2.0     1.8
  Foreign
   Consumer installment                                     18.5     2.9       -       -       -       -
   Other                                                     0.5       -     1.8     0.7     7.3   161.2
    Total credit losses                                    303.2   330.3   433.1   384.9   290.1   390.5
Recoveries
  Commercial, financial and industrial                      40.7    39.5    45.9    25.4    23.6    20.1
  Agricultural                                               4.0     4.7     3.9     4.9     5.6     7.4
  Construction and land development                          7.3     2.4     6.5     1.1     0.7     1.5
  Real estate                                               32.6    24.7    23.5     8.4     6.0     5.4
  Consumer                                                  31.4    28.6    25.8    19.8    17.9    13.8
  Credit card and check credit                               8.7     7.5     6.8     4.6     3.4     3.0
  Lease financing                                            0.3     0.6     0.3     0.4     0.5     0.5
  Foreign
    Consumer installment                                     3.5       -       -       -       -       -
    Other                                                    1.1     4.7     7.8     4.2     8.4    25.8
    Total recoveries                                       129.6   112.7   120.5    68.8    66.1    77.5
Net credit losses                                          173.6   217.6   312.6   316.1   224.0   313.0
Balance at end of year                                   $ 744.9   742.7   668.1   560.0   391.1   379.6

Allocation of Allowance for Credit Losses
Commercial                                               $ 129.7   141.8   170.8   164.9   119.2   111.9
Consumer                                                   184.2   156.2   139.2   108.3    97.2    67.8
Real estate                                                192.0   217.5   148.4   148.4    79.7    69.9
Foreign                                                     20.0    22.0     5.0     7.0     6.0    23.0
Unallocated                                                219.0   205.2   204.7   131.4    89.0   107.0
    Total                                                $ 744.9   742.7   668.1   560.0   391.1   379.6

Credit Quality Ratios
Net credit losses as a percent of average
  loans and leases                                          0.70%   1.00    1.45    1.46    1.07    1.66
Allowance for credit losses to
  Total loans and leases at year-end                        2.76%   3.07    3.07    2.46    1.79    1.88
  Net credit losses                                         4.29X   3.41    2.14    1.77    1.75    1.21
Provision for credit losses to average
  loans and leases                                          0.56%   1.22    1.87    1.98    1.08    0.97
Earnings coverage of net credit losses                      6.21X   3.65    2.79    2.20    2.66    1.59


Norwest Corporation and Subsidiaries

OTHER BALANCE SHEET DATA

Maturity of Total Investment Securities*

                                                      Carrying Value
                                                                                                   Total
                        Within 1 Year    1-5 Years    5-10 Years  After 10 Years      Total       Market
In millions             Amount/Yield  Amount/Yield  Amount/Yield   Amount/Yield    Amount/Yield    Value

AT DECEMBER 31, 1993
Held for Investment
State, municipal and
  housing-tax exempt**   $  66  6.55% $  179  7.42%  $139   8.73% $  202  7.99%   $   586  7.83% $   633
Other                      188  6.00       -     -      3   6.00      36  6.00        227  6.00      227
Total securities held
  for investment           254  6.15     179  7.42    142   8.68     238  7.68        813  7.32      860
Available for Sale
Investment Securities:
U.S.Treasury and
  federal agencies         192  7.09     611  6.55    428   8.03       2  3.29      1,233  7.14    1,309
State, municipal and
  housing tax-exempt**      13  6.55      40  7.57     34   8.73       3  7.99         90  7.87       93
Other                       74  8.59     270  8.55     17   9.79      14  8.70        375  8.53      556
    Total investment
      securities available
      for sale             279  7.46     921  7.18    479   8.14      19  8.13      1,698  7.51    1,958
Mortgage-backed
  Securities:
Federal agencies           239  9.65      97  7.31    124  12.25   8,217  6.46      8,677  6.62    8,898
Collateralized
  mortgage obligations       9  6.43      14  6.43      2   6.43     108  5.67        133  5.81      135
    Total mortgage-backed
      securities available
      for sale             248  9.53     111  7.21    126  12.15   8,325  6.43      8,810  6.61    9,033
Total securities
  available for sale       527  8.43   1,032  7.18    605   8.98   8,344  6.43     10,508  6.75   10,991
Total investment
  securities             $ 781  6.69  $1,211  7.22  $ 747   8.92  $8,582  6.47    $11,321  6.79  $11,851



Maturity of Loans***                                     Within 1 Year  1-5 Years  After 5 Years    Total

Commercial                                                     $4,132       2,516       370       $ 7,018
Construction and land development                                 311         163        22           496
Real estate                                                       823       1,617       476         2,916
Foreign                                                            82          11         -            93
Total                                                          $5,348       4,307       868       $10,523

Predetermined interest rates                                   $1,517       2,129       348       $ 3,994
Floating interest rates                                         3,831       2,178       520         6,529
Total                                                          $5,348       4,307       868       $10,523



Maturity of Time Deposits of $100,000 or more              Within 3     3-6       6-12    Over 12
                                                            Months     Months    Months    Months   Total

Certificates of deposit and other time                       $452       252       273       391    $1,368
Foreign time                                                  189         -         -         -       189
Total                                                        $641       252       273       391    $1,557



Deposits at December 31,                                     1993      1992      1991      1990      1989

Noninterest-bearing deposits                              $ 8,339     6,785     6,032     5,789     5,115
Interest-bearing deposits
  Savings and NOW accounts                                  3,445     3,545     2,972     3,215     2,806
  Money-market accounts                                    10,144     8,047     7,738     6,842     5,300
  Savings certificates                                      9,078     8,784    10,031     9,082     7,425
  Certificates of deposit and other time****                1,368     1,386     1,621     3,306     3,585
  Foreign time****                                            189       157       155       287       269
Total deposits                                            $32,573    28,704    28,549    28,521    24,500


*Based on contracted maturities.
**The yield on state, municipal and housing securities is increased by the benefit of tax exemption, assuming a 35% federal income tax rate. For the year ended December 31, 1993, the amount of the increases in the yields for these securities and for total securities available for sale is 2.12% and 0.02%, respectively, and for total securities held for investment is 3.99% and 2.88%, respectively.
***Excludes leases of $655 million and consumer and residential mortgage loans of $16,775 million.
****There were no time deposits of less than $100,000 in 1993.

Norwest Corporation and Subsidiaries

QUARTERLY CONDENSED CONSOLIDATED FINANCIAL INFORMATION


In millions, except per                       1993 Quarters                       1992 Quarters
  share amounts and ratios         Fourth    Third    Second   First   Fourth    Third***Second*** First***

Interest income                   $ 965.9    933.1    919.2    915.9    907.0    873.4    894.5    912.1
Interest expense                    346.8    339.2    336.2    335.8    340.3    352.1    395.6    421.2
Net interest income                 619.1    593.9    583.0    580.1    566.7    521.3    498.9    490.9
Provision for credit losses          40.5     23.0     39.4     37.2    112.2     43.3     47.6     63.6
Non-interest income                 426.0    367.1    411.4    338.0    305.0    350.4    296.7    276.7
Non-interest expenses               750.4    711.4    725.3    653.7    660.8    636.2    583.8    555.8
Income before income taxes and
  cumulative effect of a change in
  accounting for postretirement
  medical benefits                  254.2    226.6    229.7    227.2     98.7    192.2    164.2    148.2
Income tax expense                   79.2     59.3     68.6     77.0     33.1     59.5     36.8     33.8
Cumulative  effect on years ended
  prior to December 31, 1992 of a
  change in accounting for post-
  retirement medical benefits,
  net of tax                            -        -        -        -        -        -        -    (76.0)
Net income                         $175.0    167.3    161.1    150.2     65.6    132.7    127.4     38.4


Per Common Share
Net income*
  Primary                          $ 0.57     0.55     0.52     0.49     0.20     0.43     0.41     0.11
  Fully diluted                      0.56     0.54     0.52     0.48     0.20     0.43     0.41     0.11
Dividends declared                  0.165    0.165    0.165    0.145    0.145    0.145    0.125    0.125
Stockholders' equity                11.04    10.65    10.31    10.03     9.69     9.66     9.40     9.13
Stock price range                     29-      28-  28 3/8-  20 5/8-  22 1/8- 19 13/16- 19 7/8- 19 1/16-
                                   22 1/2   25 5/8   22 7/8       26   18 5/8    17 3/4  17 3/8   16 5/8

Tax-equivalent Yields and Rates
Money market investments             3.23%    3.08     3.13     3.24     3.10     3.51     4.15     5.17
Trading account securities          10.42    13.61    17.09     5.99     6.38     6.71     7.47     6.94
Investment and mortgage-backed
  securities                        10.42    10.49    10.04     9.98     7.18     8.21     7.67     8.21
Investment and mortgage-backed
  securities available for sale      6.46     6.62     6.87     7.28     8.20     7.39     6.56        -
    Total investment securities      6.76     6.94     7.13     7.50     7.78     8.01     7.65     8.21
Mortgages held for sale              6.15     6.49     6.88     7.40     7.06     7.74     7.86     8.41
Student loans available for sale     6.34     6.62     7.24     6.73     7.09     6.63        -        -
Loans and leases                     9.90    10.00    10.10    10.35    10.34    10.57    10.74    11.00
  Total earning assets               8.44     8.65     8.87     9.09     9.06     9.32     9.33     9.76
Interest-bearing deposits            3.26     3.38     3.50     3.57     3.62     3.99     4.41     4.82
Short-term borrowings                3.28     3.21     3.24     3.41     3.38     3.88     4.12     4.58
Long-term debt                       5.59     5.79     6.21     6.41     7.03     7.33     8.17     8.60
  Interest-bearing liabilities       3.68     3.75     3.88     3.95     4.02     4.42     4.77     5.18
Yield spread                         4.76     4.90     4.99     5.14     5.04     4.90     4.56     4.58
Net interest income to
  earning assets                     5.45     5.54     5.65     5.77     5.70     5.61     5.24     5.29

Ratios**
Return on assets*                    1.37%    1.38     1.41     1.35     0.59     1.26     1.19     1.09
Leverage                            14.62X   14.19    13.87    14.08    14.10    13.49    14.35    14.32
Return on common equity*             21.3%    21.0     20.8     20.4     8.28     18.2     18.3     16.7



*Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 first quarter primary net income per common share would have been $0.37, fully diluted net income per common share would have been $0.36, 1992 return on assets would have been 1.09%, and 1992 return on common equity would have been 16.7%.
**Based on average balances and net income for the periods.
***Restated to reflect the adoption of FAS 106.


(CONTINUED ON PAGE 93)

Norwest Corporation and Subsidiaries

QUARTERLY CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED FROM PAGE 92 )


In millions, except per                       1993 Quarters                      1992 Quarters
  share amounts and ratios         Fourth    Third    Second   First    Fourth   Third*  Second*   First*

Average Assets
Money market investments          $   746      297      296      364      450      616      613      418
Trading account securities            307      243      250      216      254      349      443      330
Investment and mortgage-backed
  securities                          843      893      935      943    5,047    8,584   12,669   12,924
Investment and mortgage-backed
  securities  available for sale   10,246   10,252   10,353   10,601    6,096    2,754      172        -
    Total investment securities    11,089   11,145   11,288   11,544   11,143   11,338   12,841   12,924
Mortgages held for sale             6,079    5,544    4,420    3,647    4,620    3,651    3,425    2,849
Student loans available for sale    1,353    1,198    1,278    1,240    1,004      377        2        -
Loans and leases, net of
  unearned discount                26,476   25,038   24,340   23,897   22,869   21,457   21,502   21,382
  Total average earning assets     46,050   43,465   41,872   40,908   40,340   37,788   38,826   37,903
Allowance for credit losses          (762)    (768)    (758)    (755)    (696)    (685)    (692)    (674)
Cash and due from banks             2,803    2,684    2,512    2,441    2,520    2,243    2,310    2,373
Other assets                        2,754    2,537    2,314    2,385    2,383    2,420    2,427    2,477
  Total average assets            $50,845   47,918   45,940   44,979   44,547   41,766   42,871   42,079

Average Liabilities
  and Stockholders' Equity
Noninterest-bearing deposits      $ 8,420    7,259    6,633    6,211    6,343    5,683    5,427    5,325
Interest-bearing deposits          24,746   22,664   21,809   21,684   21,669   21,687   22,119   22,396
Short-term borrowings               6,159    7,266    7,417    7,701    7,617    5,791    7,436    6,674
Long-term debt                      6,621    6,036    5,529    5,017    4,450    4,252    3,754    3,580
Other liabilities                   1,420    1,316    1,240    1,172    1,309    1,258    1,137    1,165
Stockholders' equity                3,479    3,377    3,312    3,194    3,159    3,095    2,998    2,939
  Total average liabilities
    and stockholders' equity      $50,845   47,918   45,940   44,979   44,547   41,766   42,871   42,079


*Restated to reflect the adoption of FAS 106.

The financial information on pages 92 and 93 is unaudited. In the opinion of managment, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations.