Form 10-K/A
period 1993-12-31
NORWEST CORP
filed 1994-05-13
CIK 72971

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A

                                Amendment No. 1

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
                            Telephone (612) 667-1234




This Form 10-K/A amends and restates in its entirety the consolidated financial statements of the corporation and its subsidiaries included on pages 36 through 83 of the Appendix, filed pursuant to Item 8 and Item 14(a)(1), to reflect the acquisition of First United Bank Group, Inc. on January 14, 1994. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of First United.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT


                  Filed Pursuant to Section 13 or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934

                              NORWEST CORPORATION

                             I.R.S. No. 41-0449260
                                 Norwest Center
                              Sixth and Marquette
                         Minneapolis, Minnesota  55479
                           Telephone (612) 667-1234

                               AMENDMENT NO. 1


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto.

                             FINANCIAL STATEMENTS

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Norwest Corporation
                                         (Registrant)


May 13, 1994                        By   /s/ Richard M. Kovacevich
                                         President and Chief Executive Officer

                                    By   /s/ John T. Thornton
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Financial Officer)

                                    By   /s/ Michael A. Graf
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)

                                    By   /s/ William A. Hodder
                                         Director and Attorney-in-fact

                                  CONTENTS




                                                                          Page

Consent of Independent Auditors                                             1
Consolidated Balance Sheets                                                 2
Consolidated Statements of Income                                           3
Consolidated Statements of Cash Flows                                       5
Consolidated Statements of Stockholders' Equity                             8
Notes to Consolidated Financial Statements                                 10

The Board of Directors
Norwest Corporation



We consent to the substitution of the following financial statements for the corresponding financial statements previously filed by you as a part of your annual report on Form 10-K for the fiscal year ended December 31, 1993:

 Consolidated Balance Sheets
 Consolidated Statements of Income
 Consolidated Statements of Cash Flows
 Consolidated Statements of Stockholders' Equity
 Notes to Consolidated Financial Statements

and to the use of our report dated January 19, 1994, included in said annual report after such substitution.





By /s/ KPMG Peat Marwick
KPMG Peat Marwick

Minneapolis, Minnesota
May 13, 1994

Norwest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

In millions, except shares


At December 31,                                          1993         1992

ASSETS
Cash and due from banks                             $ 2,844.4      2,744.3
Interest-bearing deposits with banks                     55.9        112.6
Federal funds sold and resale agreements                707.7        571.1
    Total cash and cash equivalents                   3,608.0      3,428.0
Trading account securities                              279.1        132.0
Investment securities (market value $1,597.6
  in 1993 and $1,927.3 in 1992)                       1,542.7      1,865.0
Mortgage-backed securities (market value
  $153.1 in 1993 and $167.5 in 1992)                    151.0        165.9
Investment securities available for sale
  (market value $2,260.9 in 1993 and
  $1,815.7 in 1992)                                   2,001.2      1,573.6
Mortgage-backed securities available for sale
  (market value $9,244.0 in 1993 and
  $9,565.6 in 1992)                                   9,021.6      9,358.2
    Total investment securities                      12,716.5     12,962.7
Student loans available for sale                      1,349.2      1,156.5
Mortgages held for sale                               6,090.7      4,727.8
Loans and leases                                     29,781.9     26,797.9
Unearned discount                                    (1,021.1)    (1,015.4)
Allowance for credit losses                            (789.2)      (773.1)
    Net loans and leases                             27,971.6     25,009.4
Premises and equipment, net                             842.1        742.2
Interest receivable and other assets                  1,807.8      1,878.4
    Total assets                                    $54,665.0     50,037.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                               $ 9,054.3      7,382.5
  Interest-bearing                                   26,922.2     24,226.9
    Total deposits                                   35,976.5     31,609.4
Short-term borrowings                                 5,996.8      8,824.9
Accrued expenses and other liabilities                2,079.9      1,677.7
Long-term debt                                        6,850.9      4,553.2
    Total liabilities                                50,904.1     46,665.2

Preferred stock                                         380.0        394.0
Common stock, $1 2/3 par value-authorized
  500,000,000 shares:
  Issued 309,255,558 and 303,608,233 shares
    in 1993 and 1992, respectively                      515.4        265.1
Surplus                                                 503.3        686.6
Retained earnings                                     2,433.3      2,089.1
Notes receivable from ESOP                              (16.3)       (19.5)
Treasury stock-1,956,803 and 2,066,950 common shares
  in 1993 and 1992, respectively                        (51.5)       (43.2)
Foreign currency translation                             (3.3)        (0.3)
    Total common stockholders' equity                 3,380.9      2,977.8
    Total stockholders' equity                        3,760.9      3,371.8
    Total liabilities and stockholders' equity      $54,665.0     50,037.0

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per common share amounts


Year ended December 31,                           1993      1992      1991

INTEREST INCOME ON
Loans and leases                              $2,648.2   2,454.9   2,701.6
Investment securities                            117.1     230.0     293.6
Mortgage-backed securities                         9.3     584.2     751.2
Investment securities available for sale         118.5      16.9         -
Mortgage-backed securities available for sale    592.4     164.9         -
Student loans available for sale                  85.3      24.2         -
Mortgages held for sale                          326.8     279.4     192.1
Money market investments                          19.8      28.9      76.7
Trading account securities                        28.9      23.0      10.7
    Total interest income                      3,946.3   3,806.4   4,025.9

INTEREST EXPENSE ON
Deposits                                         852.3   1,015.6   1,482.5
Short-term borrowings                            238.1     277.9     352.4
Long-term debt                                   352.5     317.1     315.4
    Total interest expense                     1,442.9   1,610.6   2,150.3
NET INTEREST INCOME                            2,503.4   2,195.8   1,875.6
Provision for credit losses                      158.2     270.8     406.4
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                  2,345.2   1,925.0   1,469.2

NON-INTEREST INCOME
Trust                                            187.2     168.9     149.6
Service charges on deposit accounts              211.6     190.7     172.5
Mortgage banking                                 472.3     275.3     185.9
Data processing                                   65.5      66.1      64.2
Credit card                                      114.3     134.2     152.4
Insurance                                        176.8     155.1     140.6
Other fees and service charges                   163.3     145.6     129.9
Net investment and mortgage-backed
  securities gains                                 0.1      10.7      20.9
Net investment and mortgage-backed securities
  available for sale gains                        48.7      55.5         -
Net venture capital gains (losses)                59.5      29.7      (4.6)
Other                                             85.7      41.9      52.6
    Total non-interest income                  1,585.0   1,273.7   1,064.0

NON-INTEREST EXPENSES
Salaries and benefits                          1,474.3   1,175.4     983.3
Net occupancy                                    189.2     181.7     163.6
Equipment rentals, depreciation and maintenance  202.0     175.8     150.9
Business development                             151.3     117.5      93.4
Communication                                    168.6     145.7     129.3
Data processing                                  108.2     100.5      94.3
FDIC assessment and regulatory examination fees   79.7      75.2      67.8
Intangible asset amortization                     74.7      76.4      64.6
Other                                            602.4     504.9     294.3
    Total non-interest expenses                3,050.4   2,553.1   2,041.5

(CONTINUED ON PAGE 4)
                                         3

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED FROM PAGE 3)

In millions, except per common share amounts


Year ended December 31,                            1993     1992      1991

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF A CHANGE IN METHOD OF ACCOUNTING FOR
  POSTRETIREMENT MEDICAL BENEFITS                 879.8    645.6     491.7
Income tax expense                                266.7    175.6      73.4
Income before cumulative effect of a change in
  accounting for postretirement medical benefits  613.1    470.0     418.3
Cumulative effect on years ended prior to
  December 31, 1992 of a change in accounting
  for postretirement medical benefits,
  net of tax                                          -    (76.0)        -
NET INCOME                                       $613.1    394.0     418.3

Average Common and Common Equivalent Shares       307.7    303.4     297.3
PER COMMON SHARE
  NET INCOME
  Primary:
   Before cumulative effect of a change in
    accounting for postretirement medical
    benefits                                     $ 1.89     1.44      1.33
   Cumulative effect on years ended prior to
    December 31, 1992 of a change in accounting
    for postretirement medical benefits               -    (0.25)        -
   Net Income                                    $ 1.89     1.19      1.33
  Fully Diluted:
   Before cumulative effect of a change in
    accounting for postretirement medical
    benefits                                     $ 1.86     1.42      1.32
   Cumulative effect on years ended prior
    to December 31, 1992 of a change in
    accounting for postretirement medical
    benefits                                          -    (0.23)        -
   Net Income                                    $ 1.86     1.19      1.32

  DIVIDENDS                                      $0.640    0.540     0.470

See notes to consolidated financial statements

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions


Year ended December 31,                     1993         1992         1991

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                             $   613.1        394.0        418.3
Adjustments to reconcile net income
  to net cash flows used for operating
  activities:
   Cumulative effect on years prior to
    December 31, 1992 of a change in
    accounting for postretirement
    medical benefits, net of tax               -         76.0            -
   Writedown of intangible and other
    assets                                  84.8        150.0            -
   Provision for credit losses             158.2        270.8        406.4
   Depreciation and amortization           206.4        178.7        163.9
   (Gains) losses on other real
    estate owned, net                       (0.6)        (5.2)        17.7
   Losses on sales of premises and
    equipment                                4.3         29.5          3.7
   Gains on sales of mortgages held
    for sale                              (140.5)       (18.9)       (12.9)
   Gains on sales of investment,
    mortgage-backed and venture
    capital securities                      (0.1)       (37.9)       (16.3)
   Gains on sales of investment,
    mortgage-backed and venture
    capital securities available
    for sale                              (108.2)       (58.0)           -
   Gains on sales of student loans
    available for sale                     (12.4)        (0.3)           -
   Trading account securities gains        (22.0)        (2.3)       (12.8)
   Purchases of trading account
    securities                         (64,057.2)   (30,912.7)   (26,713.6)
   Proceeds from sales of trading
    account securites                   63,932.1     30,940.9     26,756.9
   Originations of mortgages
    held for sale                      (34,285.9)   (21,037.7)   (13,184.0)
   Proceeds from sales of
    mortgages held for sale             33,063.5     19,338.3     12,031.6
   Proceeds from sales of investment
    and mortgage-backed securities
    available for sale                   2,351.6      2,590.1            -
   Purchases of investment and mortgage-
    backed securities available
    for sale                            (4,784.4)      (199.8)           -
   Proceeds from maturities and
    paydowns of investment and
    mortgage-backed securities
    available for sale                   3,120.4        691.1            -

(CONTINUED ON PAGE 6)
                                         5

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED FROM PAGE 5)

In millions


Year ended December 31,                     1993         1992         1991

   Originations of student loans
    available for sale                  (1,035.7)           -            -
   Proceeds from sales of student loans
    available for sale                     855.4        172.0            -
   Deferred income taxes                   (20.0)      (116.3)        27.0
   Interest receivable                      31.0          8.8         55.0
   Interest payable                         36.2        (44.1)       (11.8)
   Other assets, net                       (41.9)      (118.6)      (165.4)
   Other accrued expenses and
    liabilities, net                       284.1        103.8         98.9
      Net cash flows from (used for)
       operating activities                232.2      2,392.2       (137.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns
  of investment securities                 854.9      1,440.8      1,010.9
Proceeds from sales of investment
  securities                                 0.7        918.2      1,296.8
Purchases of investment securities        (657.9)    (1,838.4)    (2,259.9)
Proceeds from maturities and paydowns
  of mortgage-backed securities                -      2,357.6      1,888.0
Proceeds from sales of mortgage-backed
  securities                                   -        493.5      3,967.4
Purchases of mortgage-backed securities        -     (5,517.4)    (8,694.4)
Proceeds from sales of consumer loans
  by banking subsidiaries                   25.6        278.8        122.7
Net (increase) decrease in banking
  subsidiaries' loans and leases        (1,278.8)    (3,702.0)     1,449.4
Principal collected on non-bank
  subsidiaries' loans and leases         4,048.4      3,241.1      2,766.1
Non-bank subsidiaries' loans and
  leases originated                     (4,523.9)    (3,494.1)    (3,274.3)
Purchase of premises and equipment        (226.3)      (191.3)      (122.3)
Proceeds from sales of premises and
  equipment                                  1.3         16.3         25.6
Proceeds from sales of other real
  estate owned                             129.7        138.5        148.8
Purchase of subsidiaries, net of cash
  and cash equivalents acquired          2,181.8       (204.5)       207.4
      Net cash flows from (used for)
       investing activities                555.5     (6,062.9)    (1,467.8)

(CONTINUED ON PAGE 7)
                                         6

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED FROM PAGE 6)

In millions


Year ended December 31,                     1993         1992         1991

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net                              310.9         11.8       (656.1)
Short-term borrowings, net              (2,896.1)     2,720.2       (351.8)
Long-term debt borrowings                4,301.8      1,571.2      1,304.5
Repayments of long-term debt            (2,038.7)      (700.3)      (695.5)
Issuances of preferred stock                   -            -        266.0
Repurchase/redemption of preferred
  stock                                     (0.7)        (2.9)       (30.4)
Issuances of common stock                   55.9         35.8        239.6
Repurchases of common stock               (124.3)       (86.0)        (5.4)
Net decrease in notes receivable
  from ESOP                                  3.2          3.0          8.1
Dividends paid                            (219.7)      (185.7)      (146.8)
      Net cash flows from (used for)
       financing activities               (607.7)     3,367.1        (67.8)
      Net increase (decrease) in cash
       and cash equivalents                180.0       (303.6)    (1,673.0)
Cash and cash equivalents
      Beginning of year                  3,428.0      3,731.6      5,404.6
      End of year                      $ 3,608.0      3,428.0      3,731.6

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

Balance,
 December 31,
 1990, as
 originally
 reported            $144.7   225.8  395.7    1,590.8       (30.6)    (29.7)          -    2,296.7
Adjustments for
 pooling
 of interests          10.2    20.7   55.7       50.1           -         -           -      136.7
Balance,
 December 31,
 1990, restated       154.9   246.5  451.4    1,640.9       (30.6)    (29.7)          -    2,433.4
Net income                -       -      -      418.3           -         -           -      418.3
Dividends on
 Common stock             -       -      -     (127.6)          -         -           -     (127.6)
 Preferred stock          -       -      -      (20.1)          -         -           -      (20.1)
Redemption of
 preferred stock      (29.7)      -      -       (0.7)          -         -           -      (30.4)
Issuance of
 2,618,041
 preferred shares     271.3       -   (5.3)         -           -         -           -      266.0
Public offering of
 17,638,200 common
 shares                   -    14.7  189.0          -           -         -           -      203.7
Issuance of
 5,262,594 common
 shares                   -     1.8   21.6       (3.4)          -      25.4           -       45.4
Issuance of 230,000
 common shares for
 acquisition              -     0.2   (1.0)         -           -         -           -       (0.8)
Repurchase of 323,138
 common shares            -       -      -          -           -      (4.6)          -       (4.6)
Repurchase and
 retirement of 53,710
 common shares            -       -   (0.8)         -           -         -           -       (0.8)
Net change in reserve
 for losses on equity
 investments              -       -      -        1.7           -         -           -        1.7
Cash payments received
 on notes receivable
 from ESOP                -       -      -          -         8.1         -           -        8.1
Balance,
 December 31, 1991    396.5   263.2  654.9    1,909.1       (22.5)     (8.9)          -    3,192.3

(CONTINUED ON PAGE 9)
                                         8

Norwest Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED FROM PAGE 8)


In millions,                                               Notes                Foreign
except for        Preferred  Common   Sur-   Retained  Receivable  Treasury    Currency
shares                Stock   Stock   plus   Earnings   from ESOP     Stock Translation       Total

Net income                -       -      -      394.0           -         -           -       394.0
Dividends on
 Common stock             -       -      -     (153.6)          -         -           -      (153.6)
 Preferred stock          -       -      -      (32.1)          -         -           -       (32.1)
Issuance of 4,395,318
 common shares            -     1.9   42.7      (27.8)          -      34.9           -        51.7
Issuance of 899,972
 common shares for
 acquisition              -       -  (11.0)         -           -      16.7           -         5.7
Repurchase of 4,590,105
 common shares            -       -   (0.1)         -           -     (85.9)          -       (86.0)
Repurchase of 18,550
 preferred shares      (2.5)      -    0.1       (0.5)          -         -           -        (2.9)
Cash payments
 received on notes
 receivable from
 ESOP                     -       -      -          -         3.0         -           -         3.0
Foreign currency
 translation              -       -      -          -           -         -        (0.3)       (0.3)
Balance,
 December 31, 1992    394.0   265.1  686.6    2,089.1       (19.5)    (43.2)       (0.3)    3,371.8
Net income                -       -      -      613.1           -         -           -       613.1
Dividends on
  Common stock            -       -      -     (188.5)          -         -           -      (188.5)
  Preferred stock         -       -      -      (31.2)          -         -           -       (31.2)
Stock split               -   244.2 (244.2)         -           -         -           -           -
Issuance of 4,787,158
 common shares            -     1.6   73.8      (59.5)          -         -           -        82.5
Issuance of 4,054,562
 common shares for
 acquisitions             -     2.4  (24.2)      10.1           -      49.4           -        37.7
Repurchase of 4,789,658
 common shares            -       -      -          -           -    (124.3)          -      (124.3)
Repurchase of 6,450
 preferred shares      (0.6)      -      -       (0.1)          -         -           -        (0.7)
Conversion of 320,202
 preferred shares into
 1,705,410 common
 shares               (13.4)    2.1   11.3          -           -         -           -           -
Cash payments
 received on notes
 receivable from
 ESOP                     -       -      -          -         3.2         -           -         3.2
Tax benefits of
 dividends on common
 stock held by ESOP       -       -      -        0.3           -         -           -         0.3
Foreign currency
 translation              -       -      -          -           -         -        (3.0)       (3.0)
Balance,
 December 31, 1993   $380.0   515.4  503.3    2,433.3       (16.3)    (51.5)       (3.3)    3,760.9

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

CHANGE IN ACCOUNTING FOR POSTRETIREMENT MEDICAL BENEFITS
Effective January 1, 1992, the corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires employers to accrue the cost of retiree health care benefits and the cost of all other postretirement benefits other than pensions during the employees' active service. In prior years, this expense was recognized when benefits were paid. The cumulative liability for these expenses for years prior to 1992 of $76.0 million after tax, or $0.25 per common share, was recognized as a cumulative effect of accounting change as of January 1, 1992. As a result of applying the new method of accounting for postretirement medical benefits, medical benefits expense increased $9.5 million in 1992.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing deposits with banks and federal funds sold and resale agreements to be cash equivalents.

Cash paid for interest and income taxes for the years ended December 31 was:

In millions                     1993       1992       1991

Interest                    $1,481.1    1,654.6    2,174.8
Income taxes                   226.0      208.6       55.6

Loans transferred to other real estate owned totaled $69.6 million in 1993, $112.7 million in 1992, and $128.0 million in 1991. Investment and mortgage-backed securities of $234.2 million and $14,001.2 million were transferred to available for sale in 1993 and 1992, respectively, and student loans of $1,330.3 million were transferred to available for sale in 1992. During 1993 and 1992, the corporation issued 2,127,428 and 899,972 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method.

SECURITIES
Investment and mortgage-backed securities which the corporation intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Investment and mortgage-backed securities which the corporation intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, securities on which call options have been written, the need to increase regulatory capital or similar factors, are classified as available for sale. Securities available for sale are stated at the lower of aggregate cost or market value. Investment and mortgage-backed securities are transferred to securities available for sale at their respective carrying value. Gains and losses on the sales of investment and mortgage-backed securities are computed by the specific identification method.

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

At December 31, 1993 and 1992, the corporation had $1,349.2 million and $1,156.5 million, respectively, of student loans available for sale because the corporation does not intend to hold these loans for the foreseeable future. Student loans available for sale are stated at the lower of aggregate cost or market value. Student loans were transferred to available for sale at their carrying value.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is based upon management's evaluation of a number of factors, including credit loss experience, risk analyses of loan portfolios, as well as current and expected economic conditions.

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

PURCHASED MORTGAGE SERVICING RIGHTS
The costs of purchased mortgage servicing rights are capitalized and are either deferred, if anticipated to be sold concurrent with the sale of the mortgage, or, if the servicing rights are retained, amortized over the estimated remaining life of the underlying loans using a method which approximates the level yield method with appropriate prepayment assumptions. The carrying value of purchased mortgage servicing rights is periodically evaluated in relation to estimated future servicing net revenues.

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

INTEREST RATE FUTURES, CAPS AND FLOORS, OPTIONS AND FORWARD CONTRACTS
The corporation uses interest rate futures, caps and floors and forward contracts as part of its overall interest rate risk management strategy. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Realized gains and losses on positions used as hedges in mortgage banking operations are deferred and recognized when the related mortgages are sold. Positions which are not hedges of specific assets, liabilities or commitments are valued at market and the resulting gains or losses are recognized currently.

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

EARNINGS PER SHARE
Income for primary and fully diluted earnings per share is adjusted for preferred stock dividends. Primary earnings per share data is computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options. Fully diluted earnings per share data is computed by using such average common shares and equivalents increased by the assumed conversion into common stock of the 6 3/4 percent convertible subordinated debentures, the 12 percent convertible notes, the Cumulative Convertible Preferred Stock, Series B, the First United Cumulative Convertible Exchangeable Preferred Stock, Series A and the First United Cumulative Convertible Exchangeable Preferred Stock, Series
C. Income for fully diluted earnings per share is also adjusted for interest expense on these debentures and notes, net of the related income tax effect, and preferred stock dividends related to the convertible preferred stock.

Weighted average numbers of common and common equivalent shares applied in calculating earnings per share are as follows:

                           1993          1992          1991

 Primary                307,726,009   303,427,080   297,315,000
 Fully diluted          323,823,259   322,422,652   306,752,300


2.  BUSINESS COMBINATIONS

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 14, 1994, the corporation completed its acquisition of First United Bank Group, Inc. (First United), a multibank holding company headquartered in Albuquerque, New Mexico, with total assets of $3.9 billion. The corporation issued 17,784,916 shares of its common stock in connection with the acquisition. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of First United.

Net income and net income per share amounts of the corporation and First United prior to restatement for the years ended December 31, 1993, 1992 and 1991 were:

In millions, except per common share amounts            1993    1992    1991

The corporation
  Net income                                          $653.6   364.1   400.9
  Net income per common share
    Primary                                             2.13    1.16    1.34
    Fully diluted                                       2.10    1.16    1.33

First United
  Net (loss) income                                   $(40.5)   29.9    17.4
  Net (loss) income per common share
    Primary                                            (3.40)   2.18    1.34
    Fully diluted                                      (3.40)   1.84    1.29

On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank & Trust Co., a $119 million bank, and on January 6, 1994, closed on St. Cloud Metropolitan Agency, Inc., an insurance agency, and issued 1,105,820 and 32,969 common shares, respectively.

On December 10, 1993, the corporation completed its acquisition of Winner Banshares, Inc., a $99 million bank holding company headquartered in Winner, South Dakota, and issued 530,737 common shares. On October 29, 1993, the corporation completed its acquisition of FirstAmerican Bank, N.A., a $47.6 million bank, located in Colorado Springs, Colorado. On October 7, 1993, the corporation completed its acquisition of Ralston Bancshares, Inc., a $101.1 million bank holding company headquartered in Ralston, Nebraska, and issued 548,981 common shares. On October 1, 1993, the corporation completed its acquisition of M & D Holding Company, a $57.1 million bank holding company headquartered in Spring Lake Park, Minnesota, and issued 536,084 common shares. On September 10, 1993, Norwest Bank Denver, N.A., a banking subsidiary of the corporation, completed its acquisition of $1.1 billion in assets of the Columbia Savings division of First Nationwide Bank, a Federal Savings Bank.
On September 1, 1993, Norwest Bank Arizona, N.A., a subsidiary of the corporation, completed its acquisition of the $2.1 billion banking business of Citibank (Arizona), a subsidiary of Citicorp. On April 1, 1993, the corporation completed its acquisition of Financial Concepts Bancorp, Inc., a $175.5 million bank holding company headquartered in Green Bay, Wisconsin, and issued 847,416 common shares. On February 1, 1993, the corporation completed its acquisitions of Merchants & Miners Bancshares, Inc., a $57 million bank holding company headquartered in Hibbing, Minnesota, and BORIS Systems, Inc., a $6 million data processing/transmission service, headquartered in East Lansing, Michigan, which provides services to more than 100 boards of realtors located throughout the United States, and issued 343,050 and 691,210 common shares, respectively. On January 8, 1993, the corporation completed its acquisition of Rocky Mountain Bankshares, Inc., a $105 million bank holding company with a bank in Aspen, Colorado, and issued 557,084 common shares.

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

Net income and net income per share amounts of the corporation and Lincoln prior to restatement for the years ended December 31, 1992 and 1991 were:



In millions, except per common share amounts             1992      1991

The corporation
  Net income                                          $ 446.7     422.1
  Net income per common share
    Primary                                              1.48      1.46
    Fully diluted                                        1.47      1.44

Lincoln
  Net loss                                            $ (82.6)    (21.2)
  Net loss per common share                            (11.47)    (2.96)

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

Effective April 19, 1991, United Banks of Colorado, Inc. (United), a $5.5 billion bank holding company headquartered in Denver, Colorado, merged with the corporation. As provided under the agreement, the corporation issued 38,515,662 shares of its common stock in exchange for all outstanding shares of United's common stock. In addition, each outstanding share of United preferred stock was converted into the right to receive $51.50 in cash plus accrued dividends. The merger was accounted for using the pooling of interest method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of United.

3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $555 million and $463 million for the years ended December 31, 1993 and 1992, respectively.

4.  INVESTMENT SECURITIES

Information related to the carrying and market values of investment and mortgage-backed securities for the three years ended December 31 is provided in the table below. At December 31, 1991, no investment or mortgage-backed securities were classified as available for sale.

CARRYING AND MARKET VALUES OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                 1993             1992              1991
                         Carrying   Market Carrying   Market Carrying   Market
In millions                 Value    Value    Value    Value    Value    Value

Held for investment:
U.S. Treasury and
 federal agencies       $   665.0    670.5    884.3    890.7  2,107.5  2,232.8
State, municipal and
 housing-tax exempt         632.9    682.0    787.3    842.8    974.1  1,035.8
Other                       244.8    245.1    193.4    193.8    448.8    534.3
    Total investment
     securities held
     for investment       1,542.7  1,597.6  1,865.0  1,927.3  3,530.4  3,802.9
Mortgage-backed
 securities:
  Federal agencies          126.0    128.1    165.9    167.5 10,160.9 10,463.5
  Collateralized
   mortgage obligations      25.0     25.0        -        -    266.8    275.5
    Total mortgage-backed
     securities held for
     investment             151.0    153.1    165.9    167.5 10,427.7 10,739.0
Total investment and
 mortgage-backed
 securities held for
 investment               1,693.7  1,750.7  2,030.9  2,094.8 13,958.1 14,541.9
Available for sale:
U.S. Treasury and
 federal agencies         1,520.5  1,594.9  1,241.0  1,322.9        -        -
State, municipal and
  housing-tax exempt         96.2     99.8     71.8     76.9        -        -
Other                       384.5    566.2    260.8    415.9        -        -
    Total investment
     securities
     available for sale   2,001.2  2,260.9  1,573.6  1,815.7        -        -
Mortgage-backed
 securities:
  Federal agencies        8,889.1  9,109.1  9,096.6  9,301.7        -        -
  Collateralized
   mortgage obligations     132.5    134.9    261.6    263.9        -        -
    Total mortgage-
     backed securities
     available for sale   9,021.6  9,244.0  9,358.2  9,565.6        -        -
Total investment
 and mortgage-backed
 securities available
 for sale                11,022.8 11,504.9 10,931.8 11,381.3        -        -
Total investment
 securities             $12,716.5 13,255.6 12,962.7 13,476.1 13,958.1 14,541.9


The gross unrealized gains and losses on investment and mortgage-backed securities at December 31 were:

                                              1993              1992
                                         Gross    Gross    Gross    Gross
                                       Unreal-  Unreal-  Unreal-  Unreal-
                                          ized     ized     ized     ized
In millions                              Gains   Losses    Gains   Losses

Held for investment:
U.S. Treasury and federal agencies      $  5.5        -      7.7      1.3
State, municipal and housing-tax exempt   50.1      1.0     59.5      4.0
Other                                      0.3        -      0.4        -
    Subtotal investment securities
     held for investment                  55.9      1.0     67.6      5.3
Mortgage-backed securities:
  Federal agencies                         2.1        -      1.6        -
  Collateralized mortgage obligations        -        -        -        -
    Subtotal mortgage-backed
      securities held for investment       2.1        -      1.6        -
Total investment and mortgage-
    backed securities held for
    investment                            58.0      1.0     69.2      5.3
Available for sale:
U.S. Treasury and federal agencies        77.2      2.8     85.0      3.1
State, municipal and housing-tax exempt    3.7      0.1      5.1        -
Other                                    188.8      7.1    158.5      3.4
    Subtotal investment securities
     available for sale                  269.7     10.0    248.6      6.5
Mortgage-backed securities:
  Federal agencies                       227.5      7.5    217.5     12.4
  Collateralized mortgage obligations      2.7      0.3      6.5      4.2
    Subtotal mortgage-backed securities
     available for sale                  230.2      7.8    224.0     16.6
Total investment securities
 available for sale                      499.9     17.8    472.6     23.1
Total investment securities             $557.9     18.8    541.8     28.4


The carrying and market values of investments and mortgage-backed securities by maturity at December 31 were:

                                              1993              1992
                                    Carrying     Market Carrying     Market
In millions                            Value      Value    Value      Value

Held for investment:
Investment Securities:
  In one year or less               $   686.4     690.7    489.9      494.2
  After one year through five years     446.3     461.8    758.6      775.6
  After five years through ten years    163.1     179.4    192.6      213.1
  After ten years                       246.9     265.7    423.9      444.4
    Total investment securities
     held for investment              1,542.7   1,597.6  1,865.0    1,927.3
Mortgage-backed securities:
  After ten years                       151.0     153.1    165.9      167.5
Total investment securities
   held for investment                1,693.7   1,750.7  2,030.9    2,094.8
Available for sale:
Investment securities:
  In one year or less                   289.9     352.5    197.6      256.6
  After one year through five years   1,211.7   1,364.2    694.5      820.7
  After five years through ten years    480.7     525.0    587.0      624.7
  After ten years                        18.9      19.2     94.5      113.7
    Total investment securities
     available for sale               2,001.2   2,260.9  1,573.6    1,815.7
Mortgage-backed securities:
  In one year or less                   247.6     270.3     36.8       37.5
  After one year through five years     111.1     115.2     97.0      101.6
  After five years through ten years    126.0     128.7    265.9      274.3
  After ten years                     8,536.9   8,729.8  8,958.5    9,152.2
    Total mortgage-backed
     securities available for sale    9,021.6   9,244.0  9,358.2    9,565.6
Total investment securities
 available for sale                  11,022.8  11,504.9 10,931.8   11,381.3
Total investment securities         $12,716.5  13,255.6 12,962.7   13,476.1


Interest income on investment and mortgage-backed securities for each of the three years ended December 31 was:


In millions                                    1993        1992        1991

Held for investment:
U.S. Treasury and federal agencies           $ 44.0       132.1       178.6
State, municipal and housing-tax exempt        55.8        68.3        78.7
Other                                          17.3        29.6        36.3
    Total investment securities held for
     investment                               117.1       230.0       293.6
Mortgage-backed securities:
  Federal agencies                              8.2       562.7       715.3
  Collateralized mortgage
   obligations                                  1.1        21.5        35.9
    Total mortgage-backed securities
     held for investment                        9.3       584.2       751.2
Total investment and mortgage-backed
 securities held for investment               126.4       814.2     1,044.8
Available for sale:
U.S. Treasury and federal agencies            101.6        13.1           -
State, municipal and housing-tax exempt         4.8         2.7           -
Other                                          12.1         1.1           -
    Total investment securities
     available for sale                       118.5        16.9           -
Mortgage-backed securities:
  Federal agencies                            561.3       161.9           -
  Collateralized mortgage obligations          31.1         3.0           -
    Total mortgage-backed securities
     available for sale                       592.4       164.9           -
Total investment securities available
 for sale                                     710.9       181.8           -
Total investment securities                  $837.3       996.0     1,044.8


Investment and mortgage-backed securities (including securities available for sale) carried at $6,207.6 million and $5,697.0 million were pledged to secure public or trust deposits or for other purposes at December 31, 1993 and 1992, respectively.

Total gross realized gains and gross realized losses from the sale of securities for each of the three years ended December 31 were:


In millions                                      1993       1992       1991

Held for investment:
Investment securities:
  Gross realized gains                         $  0.1        6.7        9.8
  Gross realized losses                             -       (1.2)      (8.6)
  Net gains                                       0.1        5.5        1.2
Mortgage-backed securities:
  Gross realized gains                              -       13.8       41.2
  Gross realized losses                             -       (8.6)     (21.5)
  Net gains                                         -        5.2       19.7
Net realized gains on securities held
 for investment                                $  0.1       10.7       20.9
Available for sale:
Investment securities:
  Gross realized gains                         $ 24.4        2.7          -
  Gross realized losses                          (3.4)         -          -
  Net gains                                      21.0        2.7          -
Mortgage-backed securities:
  Gross realized gains                           35.6       52.9          -
  Gross realized losses                          (7.9)      (0.1)         -
  Net gains                                      27.7       52.8          -
Net realized gains on securities
 available for sale                            $ 48.7       55.5          -
Venture capital securities held for
 investment:
  Gross realized gains                         $    -       31.7        9.5
  Gross realized losses                             -       (4.5)     (14.1)
  Net gains (losses)                                -       27.2       (4.6)
Venture capital securities available
 for sale:
  Gross realized gains                           73.2       16.9          -
  Gross realized losses                         (13.7)     (14.4)         -
  Net gains                                      59.5        2.5          -
Net venture capital gains (losses)             $ 59.5       29.7       (4.6)


During 1993 securities held for investment with a total amortized cost of $29.5 million were called by the issuer and, therefore, sold by the corporation for a total gain on sales of $0.1 million.

5.  LOANS AND LEASES

The carrying values of loans and leases at December 31 were:

In millions                                      1993      1992

Commercial                                  $ 7,624.1   7,406.5
Construction and land development               565.6     453.6
Real estate                                  11,738.8  10,768.4
Consumer                                      8,606.3   7,040.0
Lease financing                                 698.6     627.0
Foreign                                         548.5     502.4
   Total loans and leases                    29,781.9  26,797.9
Unearned discount                            (1,021.1) (1,015.4)
   Loans and leases, net of
    unearned discount                       $28,760.8  25,782.5

Changes in the allowance for credit losses were:

In millions                                      1993      1992      1991

Balance at beginning of year                  $ 773.1     704.3     577.0
  Allowances related to assets acquired          36.2      23.4      42.5

  Provision for credit losses                   158.2     270.8     406.4

  Credit losses                                (310.3)   (341.1)   (444.5)
  Recoveries                                    132.0     115.7     122.9
    Net credit losses                          (178.3)   (225.4)   (321.6)
Balance at end of year                        $ 789.2     773.1     704.3

Non-accrual, restructured and 90 day past due loans and other real estate owned at December 31 were:

In millions                                      1993     1992

Non-accrual loans                              $195.7    257.6
Restructured loans                               10.3      5.4
  Total non-accrual and restructured loans      206.0    263.0
Other real estate owned                          63.0    113.7
   Total non-performing assets                  269.0    376.7
Loans and leases past due 90 days or more*       50.8     51.9
   Total non-performing assets and 90-day
    past due loans and leases                  $319.8    428.6

* Excludes non-accrual loans and leases.

The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:

In millions                                 1993     1992     1991

Interest income
  As originally contracted                 $19.4     26.5     41.6
  As recognized                             (5.5)    (8.1)   (14.2)
    Reduction of interest income           $13.9     18.4     27.4

There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1993.

Leveraged lease financing amounted to $144.9 million and $131.1 million at December 31, 1993 and 1992, respectively. Deferred income taxes related to leveraged leases amounted to $99.7 million and $83.0 million at the same dates, respectively.

Loans and leases totaling $4,082.3 million and $1,400.0 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1993 and 1992, respectively.

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

6.  PREMISES AND EQUIPMENT

The carrying value of premises and equipment at December 31 was:

In millions                                       1993         1992

Owned
Land                                          $   99.0         88.3
Premises and improvements                        665.4        640.3
Furniture, fixtures and equipment                829.3        687.9
    Total                                      1,593.7      1,416.5
Capitalized leases
Premises                                          20.2         19.6
Equipment                                         14.3         12.5
    Total                                         34.5         32.1
Total premises and equipment                   1,628.2      1,448.6
Less accumulated depreciation
 and amortization                               (786.1)      (706.4)
Premises and equipment, net                   $  842.1        742.2

7.  CERTIFICATES OF DEPOSIT OVER $100,000

The corporation had certificates of deposit over $100,000 of $1,849.6 million and $1,773.5 million at December 31, 1993 and 1992, respectively. Interest expense on certificates of deposit over $100,000 was $90.2 million, $99.0 million and $178.0 million for the years ended December 31, 1993, 1992, and 1991, respectively. Total brokered certificates of deposit over $100,000 were $13.5 million at December 31, 1992. There were no brokered certificates of deposit over $100,000 at December 31, 1993.

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

SHORT-TERM BORROWINGS

                                    1993           1992            1991
In millions                   Amount   Rate   Amount   Rate   Amount   Rate

At December 31,
Commercial paper            $2,711.6  3.56% $2,947.5  3.65% $3,067.2  5.07%
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  2,202.8  2.72   5,025.5  2.83   2,274.5  4.16
Other                        1,082.4  3.23     851.9  5.26     756.8  4.72
  Total                     $5,996.8  3.19  $8,824.9  3.34  $6,098.5  4.69

For the year ended
 December 31,
Average Daily Balance
Commercial paper            $2,675.0  3.37% $2,751.2  4.19% $2,739.4  6.37%
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  3,509.0  3.01   3,805.8  3.63   2,743.7  5.60
Other                        1,127.0  3.83     483.8  5.08     406.5  5.96
  Total                     $7,311.0  3.27  $7,040.8  3.95  $5,889.6  5.98

Maximum month-end balance
Commercial paper            $3,084.6    NA  $2,947.5    NA  $3,067.2    NA
Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  4,729.7    NA   5,138.0    NA   3,641.4    NA
Other                        1,590.2    NA     861.5    NA     775.5    NA

NA - not applicable

9.  LONG-TERM DEBT

Long-term debt at December 31 consisted of:

In millions                                             1993         1992

Norwest Corporation (parent company only)
Medium-Term Notes, Series A, 4.5% to 9.1%
 due 1994 to 1998                                   $   62.6         85.6
Floating Rate Medium-Term Notes,
 Series B, due 1995                                    200.0            -
Floating Rate Medium-Term Notes,
 Series C, due 1995 to 1998                            255.4            -
Medium-Term Notes, Series C, 4.03% to
 5.14%, due 1995 to 1998                                44.6            -
12% Convertible Notes due 1993                             -          6.7
ESOP Series A Notes due 1996, 8.42%
 and 8.5% in 1993 and 1992, respectively                31.0         31.0
7 7/8% Notes due 1997                                  100.0        100.0
9 1/4% Subordinated Capital Notes due 1997             100.0        100.0
Floating Rate Subordinated Capital Notes
 due 1998                                                  -         78.0
Floating Rate Subordinated Capital Notes
 due 1999                                                  -         83.0
6 5/8% Subordinated Notes, due 2003                    200.0            -
ESOP Series B Notes due 1999, 8.52%
 and 8.6% in 1993 and 1992, respectively                13.3         13.3
7 3/4% Sinking Fund Debentures due 2003                    -         51.8
6 3/4% Convertible Subordinated
 Debentures due 2003                                     0.3          0.5
6.65% Subordinated Debentures, due 2023                200.0            -
Senior Notes, 11.22% to 11.66%, due 1994 to 1995        15.0         30.0
5.75% Senior Notes, due 1998                           100.0            -
6% Senior Notes, due 2000                              200.0            -
Other Notes                                              6.0          3.8
    Total                                            1,528.2        583.7
Norwest Financial, Inc. and its subsidiaries
Senior Notes, 4.625% to 9.75%, due
 1994 to 2003                                        2,479.2      2,141.8
Senior Subordinated Notes, 4.85% to
 9.63%, due 1994 to 1998                               262.5        262.5
Junior Subordinated Notes, 9.87% to 10%, due 1993          -          1.9
    Total                                            2,741.7      2,406.2
Other consolidated subsidiaries
FHLB Notes and Advances, 3.10% to
 7.61%, due 1994 through 2012                          306.5        309.1
Floating Rate FHLB Advances due 1994
 through 2000                                        2,140.1      1,110.0
10.585% to 12.175% Notes guaranteed
 by Small Business Administration due
 1994 through 1995                                       4.8          6.8
9.25% Subordinated Capital Notes due 1993                  -          4.3
Floating Rate Subordinated Notes, due 1995 to 1996       1.2          1.2
8% Subordinated Note, due 1993 to 1995                     -          0.7
10% Subordinated Note, due 1994 to 1998                  0.5          0.5
Senior Notes, 9.40% to 12.25%, due 1994 to 2001         44.9         62.0
Other notes and debentures due 1994 through 2004        36.7         30.7
Mortgages payable                                       27.0         29.0
Capital lease obligations                               19.3         17.9
    Total                                            2,581.0      1,572.2
Less 7 3/4% Sinking Fund Debentures due
 2003 held by subsidiaries                                 -         (8.9)
    Total                                           $6,850.9      4,553.2

Notes and debentures of the corporation and Norwest Financial, Inc. and its subsidiaries are unsecured.

During 1993, the corporation issued $100 million of senior notes at 5.75 percent due March 15, 1998 and $200 million of senior notes at 6 percent due March 15, 2000. The corporation issued $200 million of subordinated notes at 6 5/8 percent due March 15, 2003 and issued $200 million of subordinated debentures at 6.65 percent due October 15, 2023. Also during 1993, the corporation issued a total of $560.3 million of Medium-Term Notes. This included $60.3 million of Medium-Term Notes, Series A, bearing interest at rates from 4.47 percent to 5.74 percent and maturing from June 14, 1995 to July 2, 1998; $200 million of Medium-Term Notes, Series B, at a floating rate of LIBOR minus five basis points and maturing July 7, 1995, and $300 million of Medium-Term Notes, Series C. The Medium-Term Notes, Series C, have maturity dates ranging from October 5, 1995 to October 22, 1998, and consist of $44.6 million of fixed rate notes and $255.4 million of floating rate notes. The fixed rate Medium-Term Notes, Series C, bear interest at rates ranging from
4.03 percent to 5.14 percent. The floating rate Medium-Term Notes, Series C, reset periodically at interest rates ranging from three month LIBOR to three month LIBOR plus 30 basis points or U.S. Treasury bills plus 25 basis points. The corporation has entered into $55 million of interest rate swap agreements to exchange the fixed rate interest on the Medium-Term Notes, Series A to a floating rate. The $60.3 million of Medium-Term Notes, Series A, issued in 1993 combined with the interest rate swap agreements provide the corporation with $55 million of funds at an effective net interest rate of three-month LIBOR plus 0.29 percent. In addition, the corporation has entered into $20 million of interest rate swap agreements to exchange the fixed rate interest on the Medium-Term Notes, Series C, to a floating rate. $44.65 million of fixed rate Medium-Term Notes, Series C, coupled with the interest rate swap agreements provide the corporation with $20 million of funds at an effective net interest rate of three-month LIBOR plus 0.09 percent.

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

The 6 5/8 percent Subordinated Notes due 2003 are unsecured and subordinated to all present and future senior debt of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant or agreement of the corporation.

The 6.65 percent Subordinated Debentures due 2003 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

The Series A ESOP Notes are due April 26, 1996 and the Series B ESOP Notes are due April 26, 1999. The full principal amounts of the Series A ESOP Notes are due at maturity. The Series B ESOP Notes require payments of $4.4 million on April 25 of 1997 and 1998, with the balance due at maturity. As a result of the increase in the federal tax rate in 1993, the rates on the Series A ESOP Notes and Series B ESOP Notes were adjusted retroactively from 8.5 percent to
8.6 percent, respectively, to 8.42 percent and 8.52 percent, respectively.

The 7 7/8 percent Notes due 1997 were redeemed on January 20, 1994, at the principal amounts plus accrued interest.

The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $50 million of the 9 1/4 percent Subordinated Capital Notes for a floating rate through 1997. The 9 1/4 percent Subordinated Capital Notes coupled with the interest rate swap agreements provide the corporation with $50 million of funds at an effective net interest rate of the six month LIBOR plus 0.44 percent.

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

The interest rate on the Floating Rate Subordinated Notes due 1995 to 1996 is determined semi-annually at 1% over the average yield on 10 year U.S. Treasury notes, subject to a minimum rate of 8% and a maximum rate of 14%.

Maturities of long-term debt at December 31, 1993 were:

                                                      Parent
In Millions                      Consolidated   Company Only

1994                                 $1,481.5            8.0
1995                                    991.0          309.8
1996                                  1,053.5          179.8
1997                                    637.2          205.1
1998                                    870.7          218.1
Thereafter                            1,817.0          607.4
    Total                            $6,850.9        1,528.2

10.  STOCKHOLDERS' EQUITY

Preferred Stock
The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. A summary of the corporation's preferred stock at December 31 is presented below.

In millions, except share and per share amounts

                                                       Annual
                                                     Dividend
                               Shares Outstanding        Rate    Amount Outstanding
                                  1993       1992        1993       1993   1992

10.24% Cumulative, $100
  stated value               1,131,250  1,137,700      10.24%     $113.2  113.8
7.00% Cumulative
  Convertible, Series B,
  $200 stated value          1,143,750  1,143,750       7.00%      228.7  228.7
First United Cumulative
  Convertible Exchangeable,
  Series A,
  $25 stated value           1,200,000  1,200,000     $2.125        30.0   30.0
                                                   per share
First United 10.00%
  Cumulative Convertible
  Exchangeable, Series C,
  $1 par value                   3,570    265,475      10.00%        0.2   11.2
First United Adjustable
  Rate Cumulative,
  Series B, $1 par value       188,095    188,095       6.75%        7.9    7.9
FBG Adjustable Rate
  Cumulative, Series B,
  $42 stated value                   -     21,992           -          -    0.9
FBG Adjustable Rate
  non-cumulative, Series C,
  $42 stated value                   -     36,305           -          -    1.5

                             3,666,665  3,993,317                 $380.0  394.0



The corporation has outstanding 1,131,250 shares of 10.24 percent Cumulative Preferred Stock, $100 stated value per share, in the form of 4,525,000 depositary shares, each of which represents ownership of one quarter of a share of such preferred stock. At December 31, 1993, there were 1,639 holders of record of the depositary shares. Dividends are cumulative from the date of issue and are payable quarterly at 10.24 percent per annum. Prior to January 1, 1996, if the corporation requests the holders of this preferred stock to vote upon or consent to a merger or consolidation, and the corporation shall not have received a favorable vote or consent requisite to the consummation of the transaction within 60 days, the corporation may redeem, at its option, all outstanding shares of 10.24 percent Cumulative Preferred Stock at the $100 stated value plus accrued and unpaid dividends. On or after January 1, 1996, the corporation, at its option, may redeem all or part of the outstanding shares at the $100 stated value plus accrued and unpaid dividends. During 1993 and 1992, the corporation repurchased 6,450 and 12,300 shares of 10.24% Cumulative Preferred Stock, respectively.

The corporation has outstanding 1,143,750 shares of Cumulative Convertible Preferred Stock, Series B, $200 stated value per share, in the form of 4,575,000 depositary shares, each of which represents ownership of one quarter of a share of such preferred stock. At December 31, 1993, there were 91 holders of record of the depositary shares. Dividends are cumulative from the date of issue and are payable quarterly at a rate of 7.00 percent per annum. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into common stock of the corporation at a conversion price of $18.23 per share of common stock subject to adjustments in certain events. On or after September 1, 1995, the corporation, at its option, may redeem all or part of the outstanding shares at 104.2 percent of its stated value plus accrued and unpaid dividends. The redemption price declines during each 12-month subsequent period to 100.0 percent of the stated value plus accrued and unpaid dividends if redeemed on or after September 1, 2001. During 1992, the corporation repurchased 6,250 shares of Cumulative Convertible Preferred Stock, Series B.

First United had 1,200,000 shares of Cumulative Convertible Exchangeable Preferred Stock, Series A, $25 stated value per share; 188,095 shares of Cumulative Preferred Stock, Series B, $1 par value per share; and 3,570 shares of Cumulative Convertible Preferred Stock, Series C, $1 par value per share. Dividends were payable quarterly and were cumulative from the date of original issue at an annual rate of $2.125 per share, prime plus 3/4 of one percent, and 10.00 percent, respectively. As a result of the acquisition on January 14, 1994, each share of the Series A and Series C Preferred Stock was converted into 2.2 and 6.039 shares, respectively, of the corporation's common stock and each outstanding share of the Series B Preferred Stock was converted into the right to receive $42.00 per share, plus accrued and unpaid dividends. During 1993, 261,905 shares of Cumulative Convertible Preferred Stock, Series C, 21,992 shares of Ford Bank Group, Inc. ("FBG") Cumulative Preferred Stock, Series B, and 36,305 shares of FBG Non-cumulative Preferred Stock, Series C, were converted into 1,705,410 shares of First United's common stock.

Common Stock
On April 27, 1993, the stockholders approved an amendment to the corporation's Restated Certificate of Incorporation increasing the authorized shares of common stock to 500,000,000. On April 27, 1993, the Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on June 28, 1993 to stockholders of record on June 4, 1993. The stock split resulted in an increase in common stock of 146,549,734 shares and was accounted for by a transfer of $244.2 million to common stock from surplus. All prior year common share and per share disclosures have been restated to reflect the stock split.


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

The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:

                                                         1993             1992

Stock incentive plans                              25,591,754       18,660,332
Convertible subordinated debentures
  and notes                                            50,500          858,004
Dividend reinvestment                               1,089,842        1,408,874
Invest Norwest Program                              1,067,105          249,452
Savings-Investment Plans and Executive
  Incentive Compensation Plan                       5,108,548        1,089,514
Cumulative Convertible Preferred
  Stock                                            17,494,416       19,076,115
Directors' Formula Stock Award and
  Stock Deferral Plans                                386,244          392,820
Employees' deferral plans                           1,350,000                -
    Total                                          52,138,409       41,735,111

Each share of the corporation's common stock includes one preferred share purchase right. These rights will become exercisable only if a person or group acquires or announces an offer to acquire 25 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 15 percent by the Board prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one four-hundredth of a share of a new series of junior participating preferred stock at a price of $175 for each one one-hundredth of a preferred share. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the corporation's common stock or shares in an "acquiring entity" at one half of the then market value. The corporation will generally be entitled to redeem the rights at one-quarter cent per right at any time before they become exercisable. The rights will expire on November 23, 1998, unless extended, previously redeemed or exercised. The corporation has reserved one million shares of preferred stock for issuance upon exercise of the rights.


11.  EMPLOYEE BENEFIT AND STOCK INCENTIVE PLANS

Savings Investment Plans
Under the Savings-Investment Plan (SIP), each eligible employee may contribute on a before-tax basis up to twelve percent of his or her salary, and the contributions will be matched 100 percent by the corporation up to six percent of the employee's salary. The corporation's matching contributions vest 25 percent per year of eligibility. All of the corporation's matching contributions are invested in the corporation's common stock. The employee's contributions are invested in a bond, equity, S&P 500 index, stable return or Norwest common stock fund, or a combination thereof, at the employee's direction. The corporation also maintains a Supplemental Savings-Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code of 1986, are credited to an account for the participant. Contribution expense for the plans amounted to $22.4 million, $18.9 million and $19.3 million in 1993, 1992, and 1991, respectively.

The corporation's SIP contains Employee Stock Ownership Plan (ESOP) provisions under which the SIP may borrow money to purchase corporation common stock. In 1989, the corporation loaned money to the SIP which was used to purchase shares of the corporation's common stock. The loans from the corporation to the SIP are repayable in monthly installments through April 26, 1999, with interest at rates of 8.35 percent and 8.45 percent. Interest income on these loans was $1.6 million, $1.8 million and $2.3 million in 1993, 1992 and 1991, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $3.8 million in each of 1993, 1992, and 1991. Each quarter dividends paid to the ESOP are used to make loan principal and interest payments. With each principal and interest payment, a portion of the common stock purchased in 1989 is released and allocated to participating employees. The corporation's ESOP loans to the SIP are recorded as a reduction of stockholders' equity. Total dividends paid to the ESOP in 1993, 1992, and 1991 were $5.7 million, $4.9 million and $4.3 million, respectively.

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

The combined plans' funded status at December 31 is presented below:

In millions                                          1993       1992
Plan assets at fair value*                         $661.1      538.0
Actuarial present value of benefit obligations
   Accumulated benefit obligation, including
    vested benefits of $474.3 and $386.2,
    respectively                                    522.0      418.1
   Projected benefit obligation for service
    rendered to date                                678.1      533.3
Plan assets (in excess of) less than projected
 benefit obligation                                  17.0       (4.7)
Unrecognized net gain (loss) from past
 experience different from that assumed and
 effects of changes in assumptions                  (15.7)      30.3
Unrecognized net asset being amortized over
 approximately 17 years                              16.4       23.2
Unrecognized prior service cost                      (2.7)      (5.8)
Accrued pension liability included in other
 liabilities                                       $ 15.0       43.0

* Consists primarily of listed stocks and bonds and obligations of the U.S. Government and its agencies.

The components of net pension cost for the years ended December 31 are presented below:

In millions                                        1993     1992     1991

Service cost-benefits earned
 during the year                                  $32.3     22.9     20.3
Interest cost on projected
 benefit obligation                                43.3     40.1     35.9
Actual return on plan assets                      (67.5)   (39.4)  (115.1)
Net amortization and deferral*                     49.9     (8.7)    73.9
Net pension cost                                  $58.0     14.9     15.0

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

In millions                                             1993          1992

Plan asset at fair value*                             $ 52.1          32.6
Accumulated postretirement benefit obligation:
   Retirees                                             88.6          70.4
   Fully eligible active plan participants              11.5          10.1
   Other active plan participants                       66.8          50.3
                                                       166.9         130.8
Unrecognized net gain (loss)                           (15.7)          0.9
Accrued postretirement benefit liability
 included in other liabilities                        $ 99.1          99.1

* Consists primarily of listed stocks and bonds, municipal securities, and obligations of the U.S. government and its agencies.

The components of net periodic postretirement benefit cost for the years ended December 31 are presented below:

In millions                                             1993          1992

Service cost-benefits earned during the year           $ 7.5           4.8
Interest cost on accumulated postretirement
 benefit obligation                                     10.7           9.6
Actual return on plan assets                            (3.4)         (1.2)
Net amortization and deferral*                           6.0          (0.4)
Net periodic postretirement benefit cost               $20.8          12.8

* Consists primarily of the net effects of the difference of the expected investment return and the actual investment return and amortization of gains and losses over five years.

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

In years prior to 1992, the expense for postretirement medical benefits was recognized when benefits were paid, and amounted to approximately $3.8 million in 1991. The total cost of medical benefits for the year ended December 31, 1991 is presented below:

In millions of dollars                        1991

Medical benefits expense                   $  35.4
Total active employees                      24,300
Total retired employees                      3,200

STOCK INCENTIVE PLANS
The corporation grants stock incentives to key employees. In April 1985, the corporation's stockholders approved the adoption of the 1985 Long-Term Incentive Compensation Plan (1985 Plan). In April 1988, 1991 and 1993, the stockholders approved amendments which increased the number of shares that may be distributed under the 1985 Plan. Shares which are not used because the terms of an award are not met, and shares which are used by a participant to pay all or part of the purchase price of an option, may again be used for awards under the 1985 Plan.

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

In connection with the First United acquisition, the corporation assumed First United's obligations under the First United Bank Group Incentive Stock Option Plan. Exercise prices were based on the fair market value of First United's common stock on the date of grant. As a result of the acquisition, all outstanding options under the plan were vested and converted into options to acquire the corporation's common stock. At December 31, 1993, options to acquire 163,900 shares of common stock were outstanding under First United's stock option plan.

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

In connection with the United merger, the corporation assumed United's obligations under two stock option plans and the Outside Directors' Supplemental Compensation Plan. Exercise prices were based upon the fair market value of United's common stock on the date of grant. As a result of the merger, all options under these plans were vested and converted into options to acquire the corporation's common stock. No new options may be granted under these plans. In addition, immediately prior to the merger, all outstanding awards under the United Restricted Stock Rights Award Plan were accelerated and converted into United's common stock and this plan was terminated. At December 31, 1993, options to acquire 16,776 shares were outstanding under United's stock option plans.

The table on page 35 presents a summary of stock option transactions under the plans. At December 31, 1993 options for 7,034,028 shares were exercisable under the plans.

STOCK OPTION TRANSACTIONS

                            Options                      Option Price
                     Available                                    Total
                     for Grant  Outstandings        Per Share  In millions

December 31, 1990    8,054,093   10,547,053  $    4.25-11.905       $ 81.7
  Stockholder
   Amendment         9,880,188            -                 -            -
  Granted*          (8,030,948)   8,030,948    6.6845-18.1563        113.0
  Shares Swapped     1,194,638            -                 -            -
  Excercised                 -   (4,913,959)   4.4067-14.6875        (34.8)
  Cancelled            514,146     (564,964)   6.6845-14.5313         (4.7)
  Restricted Stock
   Awards             (201,020)    (254,524)                -            -
  Termination of
   United Plans     (3,378,088)           -                 -            -
December 31, 1991    8,033,009   12,844,554      4.25-18.1563        155.2
  Granted*          (1,522,158)   1,522,158   16.9375-21.9688         29.9
  Shares Swapped     1,271,826            -                 -            -
  Excercised                 -   (3,334,261)     4.25-19.4688        (34.5)
  Cancelled            170,422     (200,938)   9.0909-19.4688         (3.3)
  Restricted Stock
   Awards             (124,280)           -                 -            -
December 31, 1992    7,828,819   10,831,513      4.25-21.9688        147.3
  Stockholder
   Amendment         9,000,000            -                 -            -
  Granted*          (1,391,620)   1,391,620   20.8125-28.6875         36.8
  Shares Swapped       835,264            -                 -            -
  Excercised                 -   (2,705,836)   4.4066-23.0625        (33.6)
  Cancelled            236,518     (255,408)    6.6845-27.375         (2.6)
  Restricted Stock
   Awards             (105,600)           -                 -            -
  Acquisition of
   Financial Concepts        -       99,712    8.4101-11.6818          0.8
  Termination of
   Lincoln Plans      (173,228)           -                 -            -

December 31, 1993   16,230,153    9,361,601  $   4.25-28.6875       $148.7


* Includes 1,076,552, 1,263,568 and 1,623,662 AO Grants at December 31, 1993,
  1992 and 1991, respectively.

12.  INCOME TAXES

Components of income tax expense were:

In millions                                      1993      1992       1991

From Operations
Current
Federal                                        $250.1     224.3       31.9
State                                            32.6      21.1       14.1
Foreign                                           4.0       1.3        0.4
   Total current                                286.7     246.7       46.4
Deferred
Federal                                         (19.0)    (78.6)      27.6
State                                            (1.0)      7.5      ( 0.6)
   Total deferred                               (20.0)    (71.1)      27.0
   Total from operations                        266.7     175.6       73.4
From change in accounting
 for postretirement medical benefits
Deferred
Federal                                             -     (39.2)         -
State                                               -      (6.0)         -
   Total deferred                                   -     (45.2)         -
   Total                                       $266.7     130.4       73.4

Income tax expense applicable to net gains on investment/mortgage-backed securities for the years ended December 31, 1993, 1992, and 1991 was $18.3 million, $23.6 million and $7.8 million, respectively.

Income before income taxes from operations outside the United States was not material.

The net deferred tax asset included the following major temporary differences at December 31:

In millions                                                1993       1992

Deferred tax liabilities
  Depreciation                                          $  24.3       28.1
  Lease financing                                         169.8      132.4
  Other                                                    83.9       37.6
    Total deferred tax liabilities                        278.0      198.1
Deferred tax assets
  Provision for credit losses                            (231.4)    (222.4)
  Expenses deducted when paid                            (114.0)    (109.8)
  Mark to market                                          (19.6)         -
  Postretirement benefits other than pensions             (37.5)     (37.5)
  Other                                                  (133.0)     (26.0)
    Total deferred tax assets                            (535.5)    (395.7)
Valuation allowance                                           -          -
    Deferred tax assets, net                             (535.5)    (395.7)
Total net deferred tax assets                           $(257.5)    (197.6)

Pursuant to FAS 109, the corporation has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is more likely than not that the net deferred tax asset of $257.5 million will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $1.4 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

A reconciliation of the federal income tax rate to effective income tax rates follows:
                                                 1993       1992      1991

Federal income tax rate                          35.0%      34.0      34.0
Adjusted for
  State income taxes                              2.4        2.9       1.5
  Tax-exempt income                              (3.5)      (6.7)     (8.0)
  Federal tax benefit limitation                 (0.1)      (6.0)    (10.7)
  Charitable contributions of
    appreciated assets                           (2.5)      (1.2)     (0.2)
  Other, net                                     (1.0)       1.9      (1.7)
Effective income tax rate                        30.3%      24.9      14.9

13.  COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1993, the corporation and its subsidiaries were obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals) net of sublease rentals, amounted to $156.4 million, $139.4 million and $134.8 million in 1993, 1992 and 1991, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals with terms of one year or more, at December 31, 1993 were:

In millions                            Capital    Operating
                                        Leases       Leases

1994                                    $  2.6       $ 72.1
1995                                       2.4         62.4
1996                                       2.2         49.3
1997                                       2.2         40.6
1998                                       2.2         34.2
Thereafter                                49.6        285.8
Total minimum rental payments             61.2       $544.4
Less interest                            (41.9)
Present value of net
  minimum rental payments               $ 19.3

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

A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

In millions                                           1993        1992

Commitments to extend credit                      $6,498.2     5,048.0
Standby letters of credit*                           907.7       761.0
Other letters of credit                              404.9       317.1
Forward contracts for delivery of securities       7,962.6     7,569.4
Interest rate swap agreements                      1,891.2     1,377.5
Futures contracts                                        -     1,845.0
Interest rate caps and floors                      1,213.0     4,001.3
Option contracts:
  Purchased                                        2,107.5           -
  Written                                            400.0           -
Foreign exchange options:
  Purchased                                           79.5         4.7
  Written                                              8.9         4.6

* Total standby letters of credit are net of participations in standby letters of credit sold to other institutions of $319.0 million in 1993 and $195.2 million in 1992.

Commitments to extend credit generally have fixed expiration dates or other termination clauses and usually require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained is based on management's credit evaluation of the counter-party. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1993 supported $500.3 million of industrial revenue bonds, $196.6 million of supplier payment guarantees, $148.9 million of performance bonds and $380.9 million of other obligations of unaffiliated parties with maturities up to 14 years, eight years, 15 years and eight years, respectively. Risks associated with such standby letters of credit are included in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. In the event the counter-party is unable to meet its contractual obligations, the corporation may be exposed to the risk of selling mortgage loans at the prevailing market prices.

Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying financial instrument. The corporation becomes a principal in the exchange of interest payments with other parties and, therefore, is exposed to loss should the counter-party default. The corporation minimizes this risk by performing normal credit reviews on its swap customers and minimizes its exposure to the interest rate risk inherent in customer swap transactions by entering into offsetting swap positions that essentially counter-balance each other.

Entering into interest rate swap agreements involves not only the risk of dealing with counter-parties and their ability to meet the terms of the contracts but also the interest rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

Interest rate caps and floors written by the corporation enable customers to transfer, modify, or reduce their interest rate risk. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or "writer" of the option. As a writer of options, the corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the financial instrument underlying the option.

The corporation has written $400 million of uncovered call options as of December 31, 1993. Fees received on the sales of these options were $1.5 million and the market value as of December 31, 1993 was $2.6 million.

As of December 31, 1993 the corporation has hedged for one year $2.0 billion of variable rate FHLB borrowings and variable rate deposits using a stream of purchased put options on Euro Futures. The corporation also had $50 million of notional value purchased put options on Euro Futures outstanding as part of the corporation's trading account portfolio, which are valued at market.

Norwest Mortgage, Inc., prior to 1985, sold mortgage loans in non-standard, negotiated transactions, primarily with the Federal Home Loan Mortgage Corporation, which provide for recourse to Norwest Mortgage, Inc. The outstanding loan balances for these sales transactions were $203.8 million at December 31, 1993 and $268.5 million at December 31, 1992. The liability under these recourse arrangements is not material.

The corporation and certain subsidiaries are defendants in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the corporation and its subsidiaries.

14.  SEGMENT REPORTING

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. The corporation, primarily through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, trust services, securities brokerage and investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others where servicing rights have been retained. Consumer finance activities, provided through the corporation's Norwest Financial subsidiaries, include providing direct installment loans to individuals, purchasing of sales finance contracts, private label and lease accounts receivable financing and other related products and services.

Selected financial information by business segment for each of the three years ended December 31 is included in the following summary:

                                                 Organizational      Total
In millions                           Revenues*        Earnings*    Assets

1993:
  Banking                             $2,550.7            356.7   41,956.9
  Mortgage banking                       698.6             56.3    7,425.2
  Consumer finance                       839.1            200.1    5,282.9
    Total                             $4,088.4            613.1   54,665.0
1992:**
  Banking                             $2,340.5            257.6   39,879.1
  Mortgage banking                       450.8             53.4    5,328.8
  Consumer finance                       678.2            159.0    4,829.1
    Total                             $3,469.5            470.0   50,037.0
1991:
  Banking                             $2,111.0            263.4   38,497.0
  Mortgage banking                       268.6             31.4    3,308.4
  Consumer finance                       560.0            123.5    4,169.1
    Total                             $2,939.6            418.3   45,974.5

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

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The outstanding balances of serviced loans were $45,695.1 million, $21,612.9 million and $8,643.3 million at December 31, 1993, 1992 and 1991, respectively.

Changes in mortgage loan servicing rights purchased for each of the three years ended December 31, were:

In millions                                   1993        1992       1991

Balance at beginning of year               $  64.0        35.8       31.6
  Purchases                                  169.9       133.4       93.1
  Sales                                       (2.5)      (90.9)     (82.1)
  Amortization                               (27.7)      (11.5)     ( 4.0)
  Adjustments due to changes
   in prepayment assumptions                 (18.5)       (2.8)      (2.8)
Balance at end of year                     $ 185.2        64.0       35.8

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

FINANCIAL INSTRUMENTS
The fair value estimates disclosed in the table on page 42 are based on existing on and off balance sheet financial instruments and do not consider the value of future business. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred tax assets and other liabilities. The estimated fair values of the corporation's financial instruments as of December 31 are set forth in the following table on page 42 and explained below. The 1992 and 1991 fair values of loans and leases and student loans available for sale have been restated to conform with the methodologies used in the 1993 valuations.

FAIR VALUES OF FINANCIAL INSTRUMENTS


                                   1993                 1992                  1991
                         Carrying      Fair    Carrying      Fair    Carrying     Fair
In millions                Amount     Value      Amount     Value      Amount    Value

Financial assets:
  Cash and cash
    equivalents         $ 3,608.0  $3,608.0     3,428.0   3,428.0     3,731.6  3,731.6
  Trading account
    securities              279.1     279.1       132.0     132.0       157.9    157.9
  Investment
    securities            1,542.7   1,597.6     1,865.0   1,927.3     3,530.4  3,802.9
  Mortgage-backed
    securities              151.0     153.1       165.9     167.5    10,427.7 10,739.0
  Investment securities
    available for
    sale                  2,001.2   2,260.9     1,573.6   1,815.7           -        -
  Mortgage-backed
    securities available
    for sale              9,021.6   9,244.0     9,358.2   9,565.6           -        -
  Student loans
    available for sale    1,349.2   1,349.2     1,156.5   1,156.5           -        -
  Mortgages held for
    sale                  6,090.7   6,103.4     4,727.8   4,727.8     3,007.7  3,007.7
  Loans and leases, net  27,971.6  28,236.7    25,009.4  25,255.3    22,615.5 22,926.0
  Interest receivable       300.8     300.8       330.9     330.9       342.2    342.2
  Excess servicing rights
    receivable               54.4      86.7         9.0      20.7         3.0      3.0
      Total financial
       assets            52,370.3  53,219.5    47,756.3  48,527.3    43,816.0 44,710.3
Financial liabilities:
  Non-maturity deposits  24,066.8  24,066.8    20,116.9  20,116.9    18,266.6 18,266.6
  Deposits with stated
    maturities           11,909.7  12,074.5    11,492.5  11,687.9    13,064.5 13,340.6
  Short-term borrowings   5,996.8   5,996.8     8,824.9   8,824.9     6,098.5  6,098.5
  Long-term debt          6,850.9   6,928.7     4,553.2   4,645.2     3,686.6  3,882.0
  Interest payable          238.4     238.4       263.8     263.8       303.1    303.1
      Total financial
       liabilities       49,062.6  49,305.2    45,251.3  45,538.7    41,419.3 41,890.8
Off-balance sheet
 financial instruments:
  Forward delivery
    commitments              28.3      28.3       (35.7)    (35.7)     (122.7)  (122.7)
  Interest rate swaps        11.2      14.8         0.7      (7.0)        0.7     18.0
  Futures contracts           0.5         -           -         -        17.9        -
  Interest rate
    caps/floors               2.4      17.2        23.4      36.3        10.7     55.1
  Options contracts
    to sell                   4.2       8.1           -         -        (3.8)   (11.5)
      Total off-balance
       sheet financial
       instruments           46.6      68.4       (11.6)     (6.4)      (97.2)   (61.1)
      Net financial
       instruments      $ 3,354.3 $ 3,982.7     2,493.4   2,982.2     2,299.5  2,758.4


The following methods and assumptions are used by the corporation in estimating its fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS
The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

TRADING ACCOUNT SECURITIES, INVESTMENT SECURITIES, MORTGAGE-BACKED SECURITIES, AND INVESTMENTS AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets.

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

CERTAIN NON-FINANCIAL INSTRUMENTS
Supplemental fair value information for certain non-financial instruments as of December 31 are set forth in the table on page 45 and explained below.

The supplemental fair value information, combined with the total fair value of net financial instruments from the table on page 42, is presented in the table on page 45 for information purposes. This combination is not necessarily indicative of the "franchise value" or the fair value of the corporation taken as a whole. Certain values of non-financial instruments for 1992 and 1991 have been restated to conform with the non-financial instruments and related methodologies reported in the 1993 information.

In millions                                     1993      1992       1991

Non-financial instrument
 assets and liabilities:
  Premises and  equipment, net              $   842.1    742.2      697.1
  Other assets                                1,452.6  1,538.5    1,461.4
  Accrued expenses and other liabilities     (1,841.5)(1,413.9)  (1,362.8)
Other values:
  Non-maturity deposits                       1,265.1  1,150.4    1,035.0
  Consumer finance network                    3,128.5  2,374.0    1,932.2
  Credit card                                   245.3     84.6      109.2
  Banking subsidiaries' consumer loans          269.3    224.4      198.3
  Mortgage servicing                            431.4    187.2       69.7
  Mortgage loan origination/
   wholesale network                            836.4    707.6      180.4
  Trust department                              631.8    570.0      504.9
Net fair value of certain non-financial
 instruments                                  7,261.0  6,165.0    4,825.4
Fair value of financial instruments           3,982.7  2,982.2    2,758.4
  Net stockholders' equity at the fair
   value of net financial instruments
   and certain non-financial instruments*   $11,243.7  9,147.2    7,583.8

* Amounts do not include applicable deferred income taxes, if any.

The following methods and assumptions were used by the corporation in estimating the fair value of certain non-financial instruments.

NON-FINANCIAL INSTRUMENT ASSETS AND LIABILITIES
The non-financial instrument assets and liabilities are stated at book value, which approximates fair value.

NON-MATURITY DEPOSITS
The fair value table of financial instruments on page 42 does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared with wholesale funding rates. The fair value of non-maturity deposits, considering these relational benefits, would be $25,331.9 million, $21,267.3 million, and $19,301.6 million at December 31, 1993, 1992 and 1991, respectively. Such amounts are based on a discounted cash flow analysis, assuming a constant balance over ten years and taking into account the interest sensitivity of each deposit category.

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

CREDIT CARD
The fair value of financial instruments on page 42 excludes the fair value attributed to the expected credit card balances in future years with the holders of such cards. The fair value of such future balances is estimated to exceed book value by $245.3 million, $84.6 million and $109.2 million at December 31, 1993, 1992 and 1991, respectively. This represents the fair value related to such future balances of both securitized and on-balance sheet credit card receivables based on a discounted cash flow analysis, utilizing an investor yield on similar portfolio acquisitions.

BANKING SUBSIDIARIES' CONSUMER LOANS
For purposes of the table of fair values of financial instruments on page 42, the fair value of the banking subsidiaries' consumer loans is based on the contractual balances and maturities of existing loans. The fair value of such financial instruments does not consider future loans with customers. The fair value related to such future balances is estimated to be $269.3 million, $224.4 million and $198.3 million at December 31, 1993, 1992 and 1991, respectively. This fair value is estimated by cash flow analysis, discounted utilizing an investor yield. The expected balances for such purposes are estimated to extend ten years at a constant rate of replacement.

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

TRUST DEPARTMENT
The fair value associated with the corporation's management of trust assets is estimated to be $631.8 million, $570.0 million and $504.9 million at December 31, 1993, 1992 and 1991, respectively. Such estimates are based on current trust revenues using an industry multiple.

17.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Norwest Corporation (parent company only) follows:

BALANCE SHEETS

In millions

At December 31,                                             1993      1992
Assets
Interest-bearing deposits with subsidiary banks         $  155.4     146.4
Advances to non-bank subsidiaries                        2,313.8   1,556.3
Capital notes and term loans of subsidiaries
  Banks                                                    353.0     333.0
  Non-banks                                                371.5     237.8
    Total capital notes and term loans of
     subsidiaries                                          724.5     570.8
Investments in subsidiaries
  Banks                                                  3,096.6   2,598.3
  Non-banks                                                803.4     837.1
    Total investment in subsidiaries                     3,900.0   3,435.4
Investment and mortgage-backed securities                  211.7     148.2
Investment securities available for sale                    91.4     105.9
Other assets                                               173.0     186.6
    Total assets                                        $7,569.8   6,149.6
Liabilities and Stockholders' Equity
Short-term borrowings                                   $2,094.1   2,028.7
Accrued expenses and other liabilities                     186.6     165.4
Long-term debt with non-affiliates                       1,528.2     583.7
Stockholders' equity                                     3,760.9   3,371.8
    Total liabilities and stockholders'equity           $7,569.8   6,149.6

STATEMENTS OF INCOME

In millions

Year ended December 31,                        1993        1992       1991

Income
Dividends from subsidiaries
  Banks                                      $402.0       318.3      107.0
  Non-banks                                   215.7       168.8      107.6
    Total dividends from subsidiaries         617.7       487.1      214.6
Interest from subsidiaries                     91.2       109.1      173.4
Service fees from subsidiaries                 58.0        50.0       45.5
Other income                                   38.2        29.0       21.8
    Total income                              805.1       675.2      455.3
Expenses
Interest to subsidiaries                        1.5         1.0        1.7
Other interest                                140.0       134.0      191.7
Other expenses                                113.0       140.8       56.8
    Total expenses                            254.5       275.8      250.2
Income before income taxes, equity in
 undistributed earnings of subsidiaries,
 and cumulative effect of a change in
 accounting for postretirement
 medical benefits                             550.6       399.4      205.1
Income tax benefit                             24.4        43.3       39.9
Income before equity in undistributed
 earnings of subsidiaries and cumulative
 effect of a change in accounting for
 postretirement medical benefits              575.0       442.7      245.0
Equity in undistributed earnings
 of subsidiaries                               38.1        27.3      173.3
Income before cumulative effect of a
 change in accounting for postretirement
 medical benefits                             613.1       470.0      418.3
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for post retirement medical
 benefits, net of tax                             -       (76.0)         -
Net income                                   $613.1       394.0      418.3

STATEMENTS OF CASH FLOWS

In millions                                        1993      1992     1991

Year ended December 31,

Cash Flows From Operating Activities
Net income                                     $  613.1     394.0    418.3
Adjustments to reconcile net income
 to net cash flows from operating activities:
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for postretirement
 medical benefits, net of tax                         -      76.0        -
Equity in undistributed earnings of
 subsidiaries                                     (38.1)    (27.3)  (173.3)
Depreciation and amortization                      12.2      12.9     12.9
Other assets, net                                  (3.7)    (36.4)     9.4
Accrued expenses and other liabilities, net        32.1      (5.9)   (41.3)
Net cash flows from operating activities          615.6     413.3    226.0
Cash Flows From Investing Activities
Advances to non-bank subsidiaries, net           (762.5)    580.8   (328.5)
Investment securities, net                        (63.5)     46.5    (56.9)
Investment securities available for sale, net      14.5    (105.9)       -
Principal collected on capital notes and
 term loans of subsidiaries                        23.3      75.6    383.5
Capital notes and term loans
 made to subsidiaries                            (218.2)   (143.2)  (322.1)
Investment in subsidiaries, net                  (354.4)   (242.1)  (277.8)
Net cash flows from (used for)
 investing activities                          (1,360.8)    211.7   (601.8)
Cash Flows From Financing Activities
Short-term borrowings, net                         84.3    (158.8)   (20.6)
Taxes receivable from affiliates, net               4.7      (4.7)     2.8
Proceeds from issuance of long-term debt
 with non-affiliates                            1,263.2         -     25.0
Repayment of long-term debt with
 non-affiliates                                  (312.4)   (137.5)  (148.9)
Issuances of common stock                          55.9      35.8    239.6
Repurchases of common stock                      (124.3)    (86.0)    (5.4)
Issuances of preferred stock                          -         -    266.0
Redemption of preferred stock                      (0.7)     (2.9)   (30.4)
Net decrease in ESOP loans                          3.2       3.0      8.1
Dividends paid                                   (219.7)   (185.7)  (146.8)
Net cash flows from (used for)
 financing activities                             754.2    (536.8)   189.4
Net increase (decrease) in
 cash and cash equivalents                          9.0      88.2   (186.4)
Cash and cash equivalents
  Beginning of year                               146.4      58.2    244.6
  End of year                                  $  155.4     146.4     58.2

Federal law prevents the corporation from borrowing from its subsidiary banks unless loans are secured by specified assets. Such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and aggregate loans to the corporation and its non-bank subsidiaries are limited to 20 percent of the subsidiary bank's capital and surplus.

The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceeding two calendar years. Under this formula, at December 31, 1993 the corporation's national banks could have declared $491.0 million of aggregate dividends, in addition to amounts previously paid, without the approval of the Comptroller of the Currency, subject to minimum regulatory capital requirements. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $803.4 million.