Form 10-Q
period 1994-03-31
NORWEST CORP
filed 1994-05-16
CIK 72971

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-2979



                            NORWEST CORPORATION

                A Delaware Corporation-I.R.S. No. 41-0449260
                               Norwest Center
                             Sixth and Marquette
                        Minneapolis, Minnesota 55479
                           Telephone (612) 667-1234






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X  Yes  ___ No.

Common Stock, par value $1 2/3 per share,
outstanding at April 30, 1994                318,480,722 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                      Page
1.  Consolidated Balance Sheets -
       March 31, 1994 and December 31, 1993 ........................     3

2.  Consolidated Statements of Income -
       Quarters Ended March 31, 1994 and 1993 ......................     4

3.  Consolidated Statements of Cash Flows -
       Quarters Ended March 31, 1994 and 1993 ......................     6

4.  Consolidated Statements of Stockholders' Equity -
       Quarters Ended March 31, 1994 and 1993 ......................     8

5.  Notes to Consolidated Financial Statements .....................    10





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                           March 31  December 31
                                                         1994         1993
ASSETS
Cash and due from banks .......................     $ 3,028.8      2,844.4
Interest-bearing deposits with banks ..........          49.0         55.9
Federal funds sold and resale agreements ......         709.3        707.7
    Total cash and cash equivalents ...........       3,787.1      3,608.0
Trading account securities ....................         359.6        279.1
Investment securities (fair value
  $1,133.3 in 1994 and $1,597.6 in 1993) ......       1,039.4      1,542.7
Mortgage-backed securities (fair value
  $153.1 in 1993) .............................             -        151.0
Investment securities available for sale
  (fair value $2,260.9 in 1993) ...............       2,218.2      2,001.2
Mortgage-backed securities available for
  sale (fair value $9,244.0 in 1993) ..........      10,306.5      9,021.6
    Total investment securities ...............      13,564.1     12,716.5
Student loans available for sale ..............       1,575.8      1,349.2
Mortgages held for sale .......................       4,327.5      6,090.7
Loans and leases ..............................      30,347.2     29,781.9
Unearned discount .............................      (1,060.2)    (1,021.1)
Allowance for credit losses ...................        (793.2)      (789.2)
    Net loans and leases ......................      28,493.8     27,971.6
Premises and equipment, net ...................         859.1        842.1
Interest receivable and other assets ..........       2,361.2      1,807.8
    Total assets ..............................     $55,328.2     54,665.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................     $ 8,614.7      9,054.3
  Interest-bearing ............................      26,713.6     26,922.2
    Total deposits ............................      35,328.3     35,976.5
Short-term borrowings .........................       6,337.4      5,996.8
Accrued expenses and other liabilities ........       2,979.7      2,079.9
Long-term debt ................................       6,829.5      6,850.9
    Total liabilities .........................      51,474.9     50,904.1
Preferred stock ...............................         382.8        380.0
Unearned ESOP shares ..........................         (36.2)           -
    Total preferred stock .....................         346.6        380.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 318,602,669 and 309,255,558 shares
   in 1994 and 1993, respectively .............         531.0        515.4
Surplus .......................................         547.2        503.3
Retained earnings .............................       2,595.4      2,433.3
Net unrealized gains (losses)
  on securities available for sale ............         (47.8)           -
Notes receivable from ESOP ....................         (14.9)       (16.3)
Treasury stock - 3,682,553 and 1,956,803 common
  shares in 1994 and 1993, respectively .......         (97.4)       (51.5)
Foreign currency translation ..................          (6.8)        (3.3)
    Total common stockholders' equity .........       3,506.7      3,380.9
    Total stockholders' equity ................       3,853.3      3,760.9
    Total liabilities and
      stockholders' equity ....................     $55,328.2     54,665.0

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts                Quarter Ended
                                                               March 31
                                                           1994       1993
INTEREST INCOME ON
Loans and leases ..................................    $  699.9      645.9
Investment securities .............................        16.9       30.7
Mortgage-backed securities ........................           -        1.8
Investment securities available for sale ..........        32.5       29.2
Mortgage-backed securities available for sale .....       137.5      164.6
Student loans available for sale ..................        24.1       20.6
Mortgages held for sale ...........................        68.1       67.4
Money market investments ..........................         5.4        4.6
Trading account securities ........................         8.4        3.0
    Total interest income .........................       992.8      967.8

INTEREST EXPENSE ON
Deposits ..........................................       205.1      209.3
Short-term borrowings .............................        45.0       65.8
Long-term debt ....................................        92.8       82.1
    Total interest expense ........................       342.9      357.2
      Net interest income .........................       649.9      610.6
Provision for credit losses .......................        36.3       38.1
      Net interest income after
        provision for credit losses ...............       613.6      572.5

NON-INTEREST INCOME
Trust .............................................        51.9       48.0
Service charges on deposit accounts ...............        57.4       50.8
Mortgage banking ..................................       135.4       77.8
Data processing ...................................        15.2       15.9
Credit card .......................................        25.7       28.5
Insurance .........................................        42.0       39.3
Other fees and service charges ....................        45.6       38.3
Net investment and mortgage-backed
 securities losses ................................        (0.5)         -
Net investment and mortgage-backed
 securities available for sale gains ..............        37.0       23.3
Net venture capital gains .........................        20.2        5.7
Other .............................................         4.2       21.5
    Total non-interest income .....................       434.1      349.1

NON-INTEREST EXPENSES
Salaries and benefits .............................       397.0      333.0
Net occupancy .....................................        56.0       45.0
Equipment rentals, depreciation
 and maintenance ..................................        53.3       44.2
Business development ..............................        39.7       30.8
Communication .....................................        44.4       36.6
Data processing ...................................        27.8       27.7
FDIC assessment and regulatory examination fees ...        21.8       19.4
Intangible asset amortization .....................        19.5       12.5
Other .............................................       109.6      134.5
    Total non-interest expenses ...................       769.1      683.7
INCOME BEFORE INCOME TAXES ........................       278.6      237.9
Income tax expense ................................        88.1       79.6
NET INCOME ........................................    $  190.5      158.3

(Continued on page 5)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued from page 4)


In millions, except per common share amounts                Quarter Ended
                                                               March 31
                                                           1994       1993

Average Common and Common Equivalent Shares .......       313.2      305.7
PER COMMON SHARE
 Net Income
  Primary .........................................    $   0.59       0.49
  Fully diluted ...................................        0.58       0.48

 Dividends ........................................       0.185      0.145

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                 Quarter Ended
                                                               March 31
                                                            1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................  $   190.5      158.3
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Provision for credit losses ......................      36.3       38.1
    Depreciation and amortization ....................      57.0       42.8
    (Gains) losses on other real estate owned, net ...      (3.9)       1.6
    Losses on sales of premises and equipment ........         -       14.5
    Gains on sales of mortgages held
      for sale .......................................     (46.4)     (22.6)
    Losses on sales of investment and
      mortgage-backed securities .....................       0.5          -
    Gains on sales of investment, mortgage-backed
     and venture capital securities
     available for sale ..............................     (57.2)     (29.0)
    Gains on sales of student loans
      available for sale .............................      (0.4)      (0.2)
    Trading account securities losses (gains) ........      12.4       (6.6)
    Purchases of trading account securities .......... (16,542.5) (13,880.8)
    Proceeds from sales of trading account
      securities .....................................  16,449.6   13,661.9
    Originations of mortgages held for sale ..........  (7,327.8)  (5,266.0)
    Proceeds from sales of mortgages held for sale ...   9,138.4    6,163.6
    Proceeds from sales of investment and mortgage-
     backed securities available for sale ............         -    1,058.2
    Purchases of investment and mortgage-backed
     securities available for sale ...................         -   (1,527.3)
    Proceeds from maturities and paydowns of
      investment and  mortgage-backed securities
      available for sale .............................         -      502.8
    Originations of student loans available for sale..    (194.5)    (175.3)
    Proceeds from sales of student loans
     available for sale ..............................      43.6       53.5
    Deferred income taxes ............................       5.3        1.6
    Interest receivable ..............................      (1.0)      19.5
    Interest payable .................................     (23.5)     (32.5)
    Other assets, net ................................      78.3      192.3
    Other accrued expenses and liabilities, net ......    (166.5)     160.1
      Net cash flows from
       operating activities ..........................   1,648.2    1,128.5


(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Continued from page 6)

In millions                                                 Quarter Ended
                                                               March 31
                                                            1994      1993
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of:
    Investment securities ............................     652.0     186.9
    Investment and mortgage-backed
      securities available for sale ..................   1,030.1         -
  Proceeds from sales of:
    Investment securities ............................       0.5         -
    Investment and mortgage-backed
      securities available for sale ..................   1,191.9         -
  Purchases of:
    Investment securities ............................    (133.2)   (250.6)
    Investment and mortgage-backed
      securities available for sale ..................  (2,996.3)        -
  Net (increase) decrease in banking
   subsidiaries' loans and leases.....................    (102.9)    110.6
  Principal collected on non-bank
   subsidiaries' loans and leases ....................     999.8     902.0
  Non-bank subsidiaries' loans and
   leases originated .................................  (1,195.1)   (923.6)
  Purchases of premises and equipment ................     (51.7)    (44.5)
  Proceeds from sales of premises and equipment ......       4.4       1.4
  Proceeds from sales of other real estate owned .....      20.6      29.2
  Purchases of subsidiaries, net of cash
   and cash equivalents acquired .....................      50.5      67.2
     Net cash flows from (used for)
      investing activities ...........................    (529.4)     78.6

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net ......................................    (998.1) (1,562.8)
  Short-term borrowings, net .........................     279.5  (1,023.6)
  Long-term debt borrowings ..........................     566.7   1,058.6
  Repayments of long-term debt .......................    (664.2)   (116.2)
  Issuances of common stock ..........................      15.9      12.6
  Repurchases of common stock ........................     (67.9)     (9.6)
  Repurchases of preferred stock .....................      (7.9)     (0.3)
  Net decrease in notes receivable from ESOP .........       1.4       0.9
  Dividends paid .....................................     (65.1)    (48.9)
    Net cash flows used for
     financing activities ............................    (939.7) (1,689.3)
    Net increase (decrease) in cash and
      cash equivalents ...............................     179.1    (482.2)

CASH AND CASH EQUIVALENTS
  Beginning of period ................................   3,608.0   3,428.0
  End of period ...................................... $ 3,787.1   2,945.8

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                      Net Unrealized
In                                                                    Gains (Losses)
millions,                          Unearned                            on Securities       Notes                Foreign
except for               Preferred     ESOP  Common   Sur-  Retained       Available  Receivable  Treasury     Currency
shares                       Stock   Shares   Stock   plus  Earnings        for Sale   from ESOP     Stock  Translation     Total

Balance, December 31,
  1992, as
  originally reported    $   342.5        -   242.4  616.0   2,002.8               -       (19.5)    (43.2)        (0.3)  3,140.7
 Adjustments for
  pooling of interests        51.5        -    22.7   70.6      86.3               -           -         -            -     231.1
Balance, December 31,
 1992, restated              394.0        -   265.1  686.6   2,089.1               -       (19.5)    (43.2)        (0.3)  3,371.8
Net income                                                     158.3                                                        158.3
Dividends on
  Common stock                                                 (40.9)                                                       (40.9)
  Preferred stock                                               (8.0)                                                        (8.0)
Repurchase of 2,375
  preferred shares            (0.2)                             (0.1)                                                        (0.3)
Conversion of 58,297
  preferred shares to
  123,713 common shares       (2.5)             0.1    2.4                                                                      -
Issuance of 1,106,168
 common shares                                  0.8   38.5     (24.8)                                  0.5                   15.0
Issuance of 1,591,344
  common shares for
  acquisitions                                       (24.9)                                           33.3                    8.4
Repurchase of 385,446
 common shares                                                                                        (9.6)                  (9.6)
Cash payments
 received on notes
 receivable from ESOP                                                                        0.9                              0.9
Tax benefits of dividends
  on common stock held
  by ESOP                                                        0.1                                                          0.1
Foreign currency
  translation                                                                                                       0.6       0.6
Balance,
 March 31, 1993          $   391.3        -   266.0  702.6   2,173.7                -       (18.6)     (19.0)       0.3   3,496.3

(Continued on page 9)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 8)

                                                                      Net Unrealized
In                                                                    Gains (Losses)
millions,                          Unearned                            on Securities	       Notes                Foreign
except for               Preferred     ESOP  Common  Sur-  Retained        Available   Receivable  Treasury     Currency
shares                       Stock   Shares   Stock  plus  Earnings         for Sale    from ESOP     Stock  Translation   Total


Balance, December 31,
 1993 as originally
 reported                $   341.9        -   490.2  413.0  2,394.4                -        (16.3)    (51.5)       (3.3) 3,568.4
Adjustments for
 pooling of interests         38.1        -    25.2   90.3     38.9                -            -         -           -    192.5
Balance, December 31,
 1993, restated              380.0        -   515.4  503.3  2,433.3                -        (16.3)    (51.5)       (3.3) 3,760.9
Net unrealized gains
 (losses) on securities
 available for sale,
 January 1, 1994                                                               313.4                                       313.4
Net income                                                    190.5                                                        190.5
Dividends on
  Common stock                                                (57.9)                                                       (57.9)
  Preferred stock                                              (7.2)                                                        (7.2)
Conversion of 1,203,570
  preferred shares to
  2,661,559 common shares    (30.2)             4.4   25.8                                                                     -
Repurchase of 188,095
  preferred shares            (7.9)                                                                                         (7.9)
Issuance of 40,900
  preferred shares
  to ESOP                     40.9    (42.1)           1.2                                                                     -
Release of preferred
  shares to ESOP                        5.9           (0.1)                                                                  5.8
Issuance of 826,726
 common shares                                  0.1    0.9      (5.0)                                 22.0                  18.0
Issuance of 6,681,176
 common shares for
 acquisitions                                  11.1   16.1      41.7                                                        68.9
Repurchase of 2,548,100
 common shares                                                                                       (67.9)                (67.9)
Change in net unrealized
  gains (losses) on securities
  available for sale                                                           (361.2)                                    (361.2)
Cash payments received
 on notes receivable
 from ESOP                                                                                    1.4                            1.4
Foreign currency
 translation                                                                                                       (3.5)    (3.5)
Balance,
 March 31, 1994          $   382.8    (36.2)  531.0  547.2   2,595.4            (47.8)      (14.9)   (97.4)        (6.8) 3,853.3


See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Change in Accounting Policies

Effective January 1, 1994, the corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity securities," ("FAS 115"). Accordingly, debt and equity securities available for sale are measured at fair value. Net unrealized gains (losses) on securities available for sale are excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses on sales are computed by the specific identification method at the time of disposition and are recorded in non-interest income.

Prior to the adoption of FAS 115, debt and equity securities available for sale were carried at the lower of aggregate cost or market value.


2.  Consolidated Statements of Cash Flows

Cash paid for interest and income taxes for the quarters ended March 31 was:

    In millions
                                        1994       1993
    Interest                         $ 366.0      391.2
    Income taxes                        77.3       15.9

During the first three months of 1994 and 1993, $12.0 million and $19.8 million, respectively, of loans were transferred to other real estate owned. Mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. ("First United") were transferred to available for sale in the first quarter of 1994. The transfer was made to comply with the corporation's investment and interest rate risk policies. See Note 8 for a discussion of the acquisition of First United.

During the quarters ended March 31, 1994 and 1993, the corporation issued 32,969 shares and 1,591,344 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the par amount of $40.9 million at a premium of $1.2 million. A corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 7). Preferred stock in the amount of $5.8 million was released to the ESOP on March 31, 1994.

In conjunction with the acquisition of First United, $30.2 million of preferred stock of First United was converted into common stock of the corporation.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at March 31, 1994 and December 31, 1993 were:


In millions                                         March 31, 1994
                                                     Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Held for investment:
 State, municipal and housing -
  tax exempt.......................... $   626.5        39.3         1.6       664.2
 Other ...............................     412.9        67.0        10.8       469.1
    Total investment securities
     held for investment ............. $ 1,039.4       106.3        12.4     1,133.3

Available for sale:
 U.S. Treasury and federal agencies .. $ 1,778.2        26.5         9.8     1,794.9
 State, municipal and housing -
  tax exempt .........................      89.7         1.6         1.4        89.9
 Other ...............................     251.4        87.3         5.3       333.4
    Total investment securities
     available for sale ..............   2,119.3       115.4        16.5     2,218.2
 Mortgage-backed securities:
  Federal agencies ...................  10,366.3       109.9       294.9    10,181.3
  Collateralized mortgage
   obligations .......................     125.3         1.9         2.0       125.2
    Total mortgage-backed securities
     available for sale ..............  10,491.6       111.8       296.9    10,306.5

    Total investment and
     mortgage-backed securities
     available for sale .............. $12,610.9       227.2       313.4    12,524.7



In millions                                           December 31, 1993
                                                      Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains      Losses      Value

Held for investment:
 U.S. Treasury and federal agencies ..  $   665.0        5.5            -     670.5
 State, municipal and housing -
   tax exempt ........................      632.9       50.1          1.0     682.0
 Other ...............................      244.8        0.3            -     245.1
    Total investment securities
     held for investment .............    1,542.7       55.9          1.0   1,597.6
 Mortgage-backed securities:
  Federal agencies ...................      126.0        2.1            -     128.1
  Collateralized mortgage
   obligations .......................       25.0          -            -      25.0
    Total mortgage-backed
     securities held for investment ..      151.0        2.1            -     153.1

    Total investment and
     mortgage-backed securities
     held for investment .............  $ 1,693.7       58.0          1.0   1,750.7

Available for sale:
 U.S. Treasury and federal agencies ..  $ 1,520.5       77.2          2.8   1,594.9
 State, municipal and housing -
   tax exempt ........................       96.2        3.7          0.1      99.8
 Other ...............................      384.5      188.8          7.1     566.2
    Total investment securities
     available for sale ..............    2,001.2      269.7         10.0   2,260.9
 Mortgage-backed securities:
  Federal agencies ...................    8,889.1      227.5          7.5   9,109.1
  Collateralized mortgage
   obligations .......................      132.5        2.7          0.3     134.9
    Total mortgage-backed securities
     available for sale ..............    9,021.6      230.2          7.8   9,244.0

    Total investment and
     mortgage-backed securities
     available for sale ..............  $11,022.8      499.9         17.8  11,504.9


Interest income on investment and mortgage-backed securities for the quarters ended March 31 were:

In millions                                      1994     1993

Held for investment:
 U.S. Treasury and federal agencies ..        $     -     12.1
 State, municipal and housing -
   tax exempt ........................           12.4     14.9
 Other ...............................            4.5      3.7
    Total investment securities
     held for investment .............        $  16.9     30.7
 Mortgage-backed securities:
  Federal agencies ...................        $     -      1.5
  Collateralized mortgage
   obligations .......................              -      0.3
    Total mortgage-backed securities
     held for investment .............        $     -      1.8


Available for sale:
 U.S. Treasury and federal agencies ..        $  26.3     25.0
 State, municipal and housing -
   tax exempt ........................            1.3      1.1
 Other ...............................            4.9      3.1
    Total investment securities
     available for sale ..............        $  32.5     29.2
 Mortgage-backed securities:
  Federal agencies ...................        $ 135.5    157.3
  Collateralized mortgage
   obligations .......................            2.0      7.3
    Total mortgage-backed securities
     available for sale ..............        $ 137.5    164.6



During the first quarter of 1994, certain investment securities with a total amortized cost of $10.4 million were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in a net loss of $0.5 million.

4.  Loans and Leases

The carrying values of loans and leases at March 31, 1994 and December 31, 1993 were:

In millions                                      March 31    December 31
                                                     1994           1993

Commercial ...............................     $  7,852.8        7,624.1
Construction and land development ........          589.7          565.6
Real estate ..............................       11,697.3       11,738.8
Consumer .................................        8,996.4        8,606.3
Lease financing ..........................          672.4          698.6
Foreign ..................................          538.6          548.5
  Total loans and leases .................       30,347.2       29,781.9
Unearned discount ........................       (1,060.2)      (1,021.1)
  Loans and leases, net of
    unearned discount ....................     $ 29,287.0       28,760.8

Changes in the allowance for credit losses for the quarters ended March 31 were:

In millions                                          1994           1993
Balance at beginning of period ..............     $ 789.2          773.1
  Allowance related to loans acquired .......        10.9            1.7

  Provision for credit losses ...............        36.3           38.1

  Credit losses .............................       (74.7)         (69.0)
  Recoveries ................................        31.5           30.8
    Net credit losses .......................       (43.2)         (38.2)
Balance at end of period ....................     $ 793.2          774.7

5.  Non-accrual, Restructured and 90-Day Past Due Loans and Other Real Estate
    Owned

Non-accrual, restructured and 90-day past due loans and other real estate owned at March 31, 1994 and 1993 and December 31, 1993 were:

In millions                                      March 31     December 31
                                              1994      1993         1993

Non-accrual loans .......................  $ 173.3     251.7        195.7
Restructured loans ......................      2.9       4.6         10.3
  Total non-accrual and
   restructured loans ...................    176.2     256.3        206.0
Other real estate owned .................     55.7     113.5         63.0
  Total non-performing assets ...........    231.9     369.8        269.0
Loans and leases past due
  90 days or more* ......................     66.2      54.0         50.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 298.1     423.8        319.8

* Excludes non-accrual and restructured loans.

The effects of non-accrual and restructured loans on interest income for the quarters ended March 31 were:

In millions                                   1994       1993

Interest
  As originally contracted ............     $  3.7        7.5
  As recognized .......................       (0.5)      (1.6)
    Reduction of interest income ......     $  3.2        5.9

6.  Long-term Debt

During the first quarter of 1994, certain banking subsidiaries of the corporation received $41 million in advances from the Federal Home Loan Bank. The advances principally bear interest at LIBOR minus 10 basis points with a maturity date of November 1994. During the first quarter of 1994, the corporation issued $200 million of subordinated notes bearing interest at LIBOR plus 5 basis points and maturing in February 1999. Also, during the first quarter of 1994, Norwest Financial, Inc. issued $323 million of senior and subordinated notes bearing interest at fixed rates ranging from 5.40% to 6.25% and maturing from November 1996 to February 2004.

7. Preferred Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. The table below is a summary of the corporation's preferred stock at March 31, 1994 and December 31, 1993. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.



In millions, except share and per share amounts

                                                       Annual
                                                     Dividend
                              Shares Outstanding      Rate at    Amount Outstanding
                            March 31   December 31   March 31   March 31  December 31
                                1994          1993       1994       1994         1993

10.24% Cumulative,
  $100 stated value         1,131,250    1,131,250     10.24%     $113.2        113.2
7.00% Cumulative
  Convertible, Series B,
  $200 stated value         1,143,750    1,143,750      7.00%      228.7        228.7
ESOP Cumulative Convertible,
  $1,000 stated value          40,900            -      9.00%       40.9            -
First United Cumulative
  Convertible Exchangeable,
  Series A, $25 stated value        -    1,200,000          -          -         30.0
First United Adjustable Rate
  Cumulative, Series B,
  $1 par value                      -      188,095          -          -          7.9
First United 10.00% Cumulative
  Convertible Exchangeable,
  Series C, $1 par value            -        3,570          -          -          0.2
    Preferred stock                                                382.8        380.0
Unearned ESOP shares                                               (36.2)           -
    Total preferred stock                                         $346.6        380.0



On March 31, 1994 the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("ESOP Preferred Stock"). All shares of the ESOP Preferred Stock have been issued to a trustee acting on behalf of the Norwest Corporation Savings-Investment Plan and Master Savings Trust (the "Plan"). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 9.00%.

Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is automatically converted, as of the date such release occurs, into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the ESOP Preferred Stock Certificate of Designations, of the ESOP Preferred Stock.

In accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the corporation recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

As a result of the acquisition of First United (see Note 8), each share of the Cumulative Convertible Exchangeable Preferred Stock, Series A, and the 10.00% Cumulative Convertible Exchangeable Preferred Stock, Series C, was converted into 2.2 and 6.039 shares, respectively, of the corporation's common stock and each outstanding share of the Adjustable Rate Cumulative Preferred Stock, Series B, was converted into the right to receive $42 per share plus accrued and unpaid dividends.

8. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On January 14, 1994, the corporation completed its acquisition of First United, a multibank holding company headquartered in Albuquerque, New Mexico, with total assets of $3.9 billion. The corporation issued 17,784,916 shares of its common stock in connection with the acquisition. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the acquisition to include the accounts and operations of First United.

Net income and net income per share amounts of the corporation and First United prior to restatement for the years ended December 31, 1993, 1992 and 1991 were:

In millions, except per share amounts           1993      1992     1991

The corporation
  Net income ............................    $ 653.6     364.1    400.9
  Net income per share
   Primary ..............................       2.13      1.16     1.34
   Fully diluted ........................       2.10      1.16     1.33

First United
  Net (loss) income .....................    $ (40.5)     29.9     17.4
  Net (loss) income per share
   Primary ..............................      (3.40)     2.18     1.34
   Fully diluted ........................      (3.40)     1.84     1.29

On April 15, 1994, the corporation completed its acquisition of Bank of Montana System with assets of $807 million, located in Great Falls, Montana, and issued 4,174,105 common shares. On March 15, 1994, the corporation completed its acquisition of Community Credit Co., a $173 million consumer finance company located in Minneapolis, Minnesota, and issued 3,726,871 common shares. On February 2, 1994, the corporation completed its acquisition of First National Bank of Arapahoe County, First National Bank of Lakewood and First National Bank of Southeast Denver, with assets of $36 million, $61 million and $134 million, respectively, located in the Denver, Colorado metro area, and issued 260,896, 337,582 and 803,439 common shares, respectively. Also on February 2, 1994, the corporation completed its acquisition of Lindeberg Financial Corporation, a $55 million bank holding company, located in Forest Lake, Minnesota, and issued 413,599 common shares. On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank
& Trust Co., a $119 million bank, and on January 6, 1994, closed on St. Cloud Metropolitan Agency, Inc., an insurance agency, and issued 1,105,820 and 32,969 common shares, respectively.

The acquisitions of Bank of Montana System, First National Bank of Arapahoe County, First National Bank of Lakewood, First National Bank of Southeast Denver, Lindeberg Financial Corporation, St. Cloud National Bank & Trust Co. and Community Credit Co. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisition of St. Cloud Metropolitan Agency, Inc. was accounted for using the purchase method.

As of March 31, 1994, the corporation had four other pending acquisitions with total assets of approximately $300 million and it is anticipated that approximately 1.4 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1994 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.

EARNINGS PERFORMANCE

The corporation reported net income of $190.5 million for the quarter ended March 31, 1994, a 20.3 percent increase over the $158.3 million earned in the first quarter of 1993. Net income per common share was 59 cents, compared with 49 cents in the first quarter of 1993, an increase of 19.1 percent. Return on realized common equity, which excludes net unrealized gains (losses) on securities available for sale, was 21.5 percent and return on assets was 1.45 percent for the first quarter of 1994, compared with 20.0 percent and 1.33 percent, respectively, in the first quarter of 1993.

The 1993 first quarter results have been restated to include First United Bank Group, Inc. ("First United"), acquired on January 14, 1994, in a pooling of interests transaction. For a discussion of additional completed and pending acquisitions, see Note 8 to the unaudited consolidated financial statements for the first quarter 1994.


ORGANIZATIONAL EARNINGS*

The earnings of the corporation's major entities appear below for the quarters ended March 31.

In millions                                       1994               1993

Banking                                        $ 127.9              104.4
Mortgage banking                                  10.8               10.5
Norwest Financial Services, Inc.
  and subsidiaries                                51.8               43.4
Net income                                     $ 190.5              158.3

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

Banking

The Banking Group reported first quarter 1994 earnings of $127.9 million, a
22.5 percent increase over the first quarter 1993 earnings of $104.4 million. Increased earnings in the first quarter 1994 reflected a 5.0 percent growth in tax-equivalent net interest income primarily due to a 6.9 percent increase in average earning assets, partially offset by a 4 basis point decrease in net interest margin. Provision for credit losses decreased 5.6 percent from the same period in 1993, reflecting continued decreases in non-performing assets. Non-interest expenses increased 4.2 percent from the first quarter 1993, primarily due to increased charitable contributions to the Norwest Foundation. Virtually all appreciated securities included in the $20.2 million of 1994 venture capital gains were contributed to the Norwest Foundation. Related contribution amounts of these appreciated securities, which included cost basis, were $21.8 million.

These gains and contribution amounts represent increases of $14.5 million and $15.4 million, respectively, from the first quarter of 1993. At March 31, 1994, Norwest Venture Capital had net unrealized appreciation in its investment portfolio of $94.8 million.

Mortgage Banking

Mortgage banking operations earned $10.8 million for the first quarter of 1994, a 2.8 percent increase over first quarter 1993 earnings of $10.5 million. Continued growth in originations and the servicing portfolio have largely contributed to the increase in earnings. First quarter 1994 residential mortgage fundings were $7.2 billion, which reflected a 42.8 percent increase over the same period in 1993 and servicing retained during the first quarter of 1994 was $4.6 billion, compared with $4.2 billion in the first quarter of 1993. The servicing portfolio increased to $50.2 billion at March 31, 1994, compared with $25.7 billion at March 31, 1993.


Norwest Financial Services, Inc. and Subsidiaries ("Norwest Financial")

Norwest Financial reported earnings of $51.8 million in the first quarter of 1994, compared with $43.4 million in the first quarter of 1993. The 19.4 percent growth in earnings reflected a 13.5 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 10.7 percent from the first quarter of 1993 and net interest margin widened 32 basis points, reflecting lower funding costs.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $657.2 million in the first quarter of 1994, compared with $618.5 million in the first quarter of 1993, an increase of 6.3 percent. Growth in tax-equivalent net interest income was driven by a 10.0 percent growth in average earning assets, partially offset by a 15 basis point decline in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.48 percent in the first quarter of 1994, compared with 5.63 percent in the first quarter of 1993. The decrease in net interest margin was primarily due to a 60 basis point decline in yields on earning assets, partially offset by lower funding costs. The increase in average earning assets was primarily due to a 26.7 percent increase in average mortgages held for sale and a 13.4 percent increase in average loans and leases, partially offset by a
2.8 percent decrease in average total investment securities. The following table summarizes changes in tax-equivalent net interest income between the first quarter of 1994 and the first and fourth quarters of 1993.

Changes in Tax-Equivalent Net Interest Income*

In millions                                            1Q 94      1Q 94
                                                        over       over
                                                       1Q 93      4Q 93
Increase (decrease) due to
  Change in earning asset volume .................    $ 57.2      (16.1)
  Change in volume of interest-free funds ........      14.9        2.9
  Change in net return from
   Interest-free funds ...........................      (6.4)      (3.3)
   Interest-bearing funds ........................     (45.1)     (10.8)
  Change in earning asset mix ....................      19.2       20.3
  Change in funding mix ..........................      (1.1)       2.1
Change in tax-equivalent net interest income .....    $ 38.7       (4.9)

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in the first quarter of 1994 and fourth quarter of 1993 and 34% in the first quarter of 1993.

Provision for Credit Losses

The corporation provided $36.3 million for credit losses, or 0.51 percent of average loans and leases, in the first quarter of 1994, compared with $38.1 million, or 0.61 percent of average loans and leases, and $57.4 million, or
0.81 percent, in the first and fourth quarters of 1993, respectively. The decrease in the provision for credit losses reflected the continued reduction in the corporation's non-performing assets. Net credit losses amounted to $43.2 million in the first quarter of 1994, compared with $38.2 million and $63.8 million in the first and fourth quarters of 1993, respectively. As a percent of average loans and leases, net credit losses were 0.61 percent in the first quarters of 1994 and 1993 compared with 0.90 percent in the fourth quarter of 1993. The decrease in net credit losses from the fourth quarter of 1993 was primarily due to decreases in net charge-offs of real estate, commercial and construction loans of $7.5 million, $7.4 million and $4.5 million, respectively.

Non-interest Income

Consolidated non-interest income of $434.1 million increased 24.4 percent from $349.1 million in the first quarter of 1993. This increase was primarily due to increased mortgage banking revenues, as changes in venture capital related gains, investment securities gains and trading account losses offset one another. Excluding investment/mortgage-backed securities losses, venture capital gains and gains on investment/mortgage-backed securities available for sale, non-interest income was up 17.7 percent from the first quarter of 1993. The increase in mortgage banking revenues reflected the continued growth in mortgage loan originations and the servicing portfolio.

Non-interest Expenses

Consolidated non-interest expenses increased 12.5 percent in the first quarter of 1994 compared with the first quarter of 1993. The increase in non-interest expenses was due primarily to higher salaries, benefits and occupancy expenses at the mortgage banking operation to support origination and servicing growth, and in the Banking Group due to acquisitions, and increases in contributions expense and intangible asset amortization.

CONSOLIDATED BALANCE SHEET ANALYSIS

Earning Assets

At March 31, 1994, earning assets were $49.9 billion, a decrease of 0.2 percent from $50.0 billion at December 31, 1993. The decrease is primarily due to a decrease in mortgages held for sale, which reflects a 31.3 percent decline in residential mortgage fundings when compared to the fourth quarter 1993. Decreases in mortgages held for sale were partially offset by continued loan growth and increases in total investment securities and student loans available for sale.

Average earning assets were $48.3 billion in the first quarter of 1994, an increase of 10.0 percent compared with the first quarter of 1993. This increase is due to a 26.7 percent increase in average mortgages held for sale due to increased residential mortgage fundings throughout 1993 and a
13.4 percent increase in average loans and leases, partially offset by a 2.8 percent decrease in average total investment securities.

Leverage, the ratio of average assets to average total stockholders' equity, decreased to 13.5 times during the first quarter of 1994 from 14.1 times during the first quarter of 1993. This decrease is due to a 14.5 percent increase in average stockholders' equity, partially offset by a 10.0 percent increase in average assets.

Credit Quality

Loans and leases as of the end of each of the last five quarters were as follows:

In millions                      1994                 1993
                                First   Fourth    Third   Second   First
                              Quarter  Quarter  Quarter  Quarter Quarter

Commercial, financial and
  industrial ................ $ 6,984    6,686    6,631    6,454   6,292
Agricultural ................     869      938      836      820     770
Real estate
   Secured by 1-4
    residential properties ..   8,256    8,321    8,483    7,941   7,984
   Secured by development
    properties ..............   1,686    1,641    1,596    1,516   1,552
   Secured by construction
    and land development ....     590      566      540      458     443
   Secured by owner-
    occupied properties .....   1,755    1,777    1,731    1,642   1,617
Consumer ....................   6,769    6,560    6,242    5,931   5,755
Credit card and check credit    2,227    2,046    1,623    1,340   1,198
Lease financing .............     672      698      677      645     643
Foreign .....................     539      549      542      532     538
    Total loans and leases ..  30,347   29,782   28,901   27,279  26,792
    Unearned discount .......  (1,060)  (1,021)  (1,014)  (1,007) (1,002)
      Total loans and leases,
       net of unearned
       discount ............. $29,287   28,761   27,887   26,272  25,790


At March 31, 1994, the allowance for credit losses totaled $793.2 million, or
2.71 percent of loans and leases outstanding. Comparable amounts were $774.7 million, or 3.00 percent, at March 31, 1993, and $789.2 million, or 2.74 percent, at December 31, 1993. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was
266.1 percent at March 31, 1994, compared with 182.8 percent at March 31, 1993 and 246.8 percent at December 31, 1993.

At March 31, 1994, the corporation's commercial real estate portfolio of loans to investors, developers and builders, including construction and land development loans, totaled $1,975.1 million, of which $40.9 million, or 2.1 percent, were non-performing, compared with $1,632.3 million at December 31, 1993, of which $40.0 million, or 2.5 percent, were non-performing. These loans do not include loans on owner-occupied real estate which the corporation views as having the same general risk as commercial loans.

Non-performing assets and 90-day past due loans totaled $298.1 million, or 0.54 percent of total assets, at March 31, 1994, compared with $423.8 million, or
0.87 percent, at March 31, 1993, and $319.8 million, or 0.59 percent, at December 31, 1993. The decrease from March 31, 1993, reflected a $42.3 million decrease in commercial non-accrual loans, a $30.9 million decrease in real estate non-accrual loans, a $3.4 million decrease in consumer non-accrual loans, and a $57.8 million decrease in other real estate owned, partially offset by a $12.2 million increase in 90-day past due loans. The decrease from December 31, 1993, included a $6.0 million decrease in commercial non-accrual loans, a $3.9 million decrease in real estate non-accrual loans, a $10.9 million decrease in other non-accrual loans, a $7.4 million decrease in restructured loans and a $7.3 million decrease in other real estate owned, partially offset by a $15.4 million increase in 90-day past due loans.


Interest-bearing Liabilities

At March 31, 1994, interest-bearing liabilities totaled $39.9 billion, a 0.3 percent increase from $39.8 million at December 31, 1993. The increase is primarily due to increases in short-term borrowings, partially offset by decreases in interest-bearing deposits and long-term debt.

Average interest-bearing liabilities were $38.8 billion during the first quarter of 1994, up 5.1 percent from the first quarter of 1993. The increase is due to a 11.7 percent increase in average interest-bearing deposits and a 30.3 percent increase in average long-term debt, partially offset by a
31.1 percent decrease in average short-term borrowings.

In March 1994, Duff & Phelps upgraded the corporation's senior debt rating from AA- to AA and subordinated debt and preferred stock ratings were upgraded from A+ to AA-. Duff & Phelps reaffirmed the corporation's commercial paper rating of Duff 1+. In January 1994, Standard & Poor's upgraded the corporation's senior debt rating from A+ to AA-, subordinated debt rating from A to A+, preferred stock rating from A- to A and commercial paper rating from A1 to A1+. Thomson BankWatch, Fitch Investors Services, Inc., IBCA and Moody's have currently rated the corporation's senior debt AA+, AA, AA- and A1, respectively, and have rated its commercial paper TBW-1, F-1+, A1+ and P1, respectively.

Norwest Financial's senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.

Capital Ratios

The corporation's Tier 1 capital ratio was 10.15 percent at March 31, 1994, and its total capital to risk-based assets ratio was 12.65 percent, compared with
9.71 percent and 12.39 percent, respectively, at December 31, 1993. The corporation's leverage ratio was 6.97 percent at March 31, 1994, compared with
6.46 percent at December 31, 1993. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio. The corporation's dividend payout was 31.4 percent for the first quarter of 1994 compared with
29.6 percent for the first quarter of 1993. During the first quarter of 1994, the corporation increased its quarterly dividend to 18.5 cents per common share, up 4 cents per common share from the first quarter of 1993 and up 2 cents per common share from the fourth quarter 1993.

Consolidated average balance sheets and related tax-equivalent yields and rates for the quarters ended March 31, 1994 and 1993 are as follows:


In millions                              1994                       1993
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Assets
Money market investments      $   500  $    5.4   4.28%   $   603  $    4.6    3.12%
Trading account securities        371       8.5   9.36        216       3.2    5.99
Investment securities             958      22.1   9.25      1,957      36.6    7.48
Mortgage-backed securities          -         -      -        131       1.8    5.39
Investment securities
 available for sale             2,601      33.1   5.09      1,527      29.7    7.77
Mortgage-backed securities
 available for sale             8,837     137.5   6.22      9,140     164.6    7.21
    Total investment
      securities               12,396     192.7   6.22     12,755     232.7    7.31
Student loans available
 for sale                       1,517      24.1   6.45      1,237      20.6    6.73
Mortgages held for sale         4,622      68.1   5.89      3,648      67.4    7.39
Loans and leases               28,901     701.3   9.76     25,475     647.2   10.22
  Total earning assets         48,307   1,000.1   8.32     43,934     975.7    8.92
Allowance for credit losses      (808)                       (785)
Cash and due from banks         2,985                       2,654
Other assets                    2,740                       2,578
  Total assets               	$53,224                     $48,381


Liabilities and Stockholders' Equity
Non interest-bearing
 deposits                  			$ 8,783                     $ 6,778
Interest-bearing
 deposits                      26,770     205.1   3.11     23,972     209.3    3.54
Short-term borrowings           5,445      45.0   3.35      7,907      65.8    3.37
Long-term debt                  6,633      92.8   5.60      5,089      82.1    6.45
  Total interest-bearing
   liabilities                 38,848     342.9   3.57     36,968     357.2    3.91
Other liabilities               1,655                       1,192
Stockholders' equity            3,938                       3,443
  Total liabilities and
   stockholders' equity       $53,224                     $48,381

Net interest income
 tax-equivalent basis                    $657.2                      $618.5
Yield spread                                      4.75                         5.01
Net interest income to
 earning assets                                   5.48                         5.63
Interest-bearing
 liabilities to
 earning assets                                  80.42                        84.14


* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% and 34% in 1994 and 1993, respectively. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation S-K.

     Exhibit
     No.                      Exhibit                                  Page

     4.      Certificate of Designations of powers,
               preferences and rights relating to the corporation's
               ESOP Cumulative Convertible Preferred Stock ............  27
             Copies of instruments with respect to long-term debt
              will be furnished to the Commission upon request.
     11.     Computation of Earnings Per Share ........................  41
     12(a).  Computation of Ratio of Earnings to Fixed Charges ........  42
     12(b).  Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividends ...........................  43

(b)  Reports on Form 8-K.

     On February 15, 1994, the corporation filed a Current Report on Form 8-K, dated January 19, 1994, reporting consolidated operating results of the corporation for the year ended December 31, 1993.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


May 16, 1994                               By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)