Form 10-Q
period 1994-06-30
NORWEST CORP
filed 1994-08-15
CIK 72971

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

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

Common Stock, par value $1 2/3 per share,
outstanding at August 1, 1994                315,813,687 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                      Page
1.  Consolidated Balance Sheets -
       June 30, 1994 and December 31, 1993 .........................     3

2.  Consolidated Statements of Income -
       Quarters and Six Months Ended June 30, 1994 and 1993 ........     4

3.  Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1994 and 1993 ......................    6

4.  Consolidated Statements of Stockholders' Equity -
       Six Months Ended June 30, 1994 and 1993 ......................    8

5.  Notes to Consolidated Financial Statements .....................    10





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                           June 30,  December 31,
                                                         1994          1993
ASSETS
Cash and due from banks .......................     $ 2,680.3       2,844.4
Interest-bearing deposits with banks ..........          22.5          55.9
Federal funds sold and resale agreements ......         491.6         707.7
    Total cash and cash equivalents ...........       3,194.4       3,608.0
Trading account securities ....................         226.6         279.1
Investment securities (fair value
  $1,504.2 in 1994 and $1,597.6 in 1993) ......       1,423.3       1,542.7
Mortgage-backed securities (fair value
  $153.1 in 1993) .............................             -         151.0
Investment securities available for sale
  (fair value $2,260.9 in 1993) ...............       2,073.9       2,001.2
Mortgage-backed securities available for
  sale (fair value $9,244.0 in 1993) ..........      11,310.3       9,021.6
    Total investment securities ...............      14,807.5      12,716.5
Student loans available for sale ..............       1,217.6       1,349.2
Mortgages held for sale .......................       3,848.0       6,090.7
Loans and leases ..............................      31,253.5      29,781.9
Unearned discount .............................      (1,080.7)     (1,021.1)
Allowance for credit losses ...................        (790.4)       (789.2)
    Net loans and leases ......................      29,382.4      27,971.6
Premises and equipment, net ...................         900.8         842.1
Interest receivable and other assets ..........       2,179.5       1,807.8
    Total assets ..............................     $55,756.8      54,665.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................     $ 8,023.9       9,054.3
  Interest-bearing ............................      26,657.7      26,922.2
    Total deposits ............................      34,681.6      35,976.5
Short-term borrowings .........................       7,880.5       5,996.8
Accrued expenses and other liabilities ........       2,102.9       2,079.9
Long-term debt ................................       7,255.2       6,850.9
    Total liabilities .........................      51,920.2      50,904.1
Preferred stock ...............................         376.6         380.0
Unearned ESOP shares ..........................         (31.5)            -
    Total preferred stock .....................         345.1         380.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 323,084,474 and 309,255,558 shares
   in 1994 and 1993, respectively .............         538.5         515.4
Surplus .......................................         573.2         503.3
Retained earnings .............................       2,742.3       2,433.3
Net unrealized losses
  on securities available for sale ............        (140.2)            -
Notes receivable from ESOP ....................         (13.6)        (16.3)
Treasury stock - 7,627,247 and 1,956,803 common
  shares in 1994 and 1993, respectively .......        (201.9)        (51.5)
Foreign currency translation ..................          (6.8)         (3.3)
    Total common stockholders' equity .........       3,491.5       3,380.9
    Total stockholders' equity ................       3,836.6       3,760.9
    Total liabilities and
      stockholders' equity ....................     $55,756.8      54,665.0

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts           Quarter Ended      Six Months Ended
                                                           June 30             June 30
                                                       1994       1993      1994      1993
INTEREST INCOME ON
Loans and leases ................................  $  746.8      647.1   1,446.7   1,293.0
Investment securities ...........................      19.3       30.4      36.2      61.1
Mortgage-backed securities ......................         -        2.5         -       4.3
Investment securities available for sale ........      28.0       29.1      60.5      58.3
Mortgage-backed securities available for sale ...     174.5      149.1     312.0     313.7
Student loans available for sale ................      26.1       23.1      50.2      43.7
Mortgages held for sale .........................      64.6       76.0     132.7     143.4
Money market investments ........................       6.9        3.5      12.3       8.1
Trading account securities ......................       7.6       10.5      16.0      13.5
    Total interest income .......................   1,073.8      971.3   2,066.6   1,939.1

INTEREST EXPENSE ON
Deposits ........................................     208.3      208.7     413.4     418.0
Short-term borrowings ...........................      68.6       60.8     113.6     126.6
Long-term debt ..................................      99.6       87.5     192.4     169.6
    Total interest expense ......................     376.5      357.0     719.4     714.2
      Net interest income .......................     697.3      614.3   1,347.2   1,224.9
Provision for credit losses .....................      23.7       39.4      60.0      77.5
      Net interest income after
        provision for credit losses .............     673.6      574.9   1,287.2   1,147.4

NON-INTEREST INCOME
Trust ...........................................      50.5       46.1     102.4      94.1
Service charges on deposit accounts .............      58.7       51.5     116.1     102.3
Mortgage banking ................................     145.3      132.1     280.7     209.9
Data processing .................................      15.5       16.4      30.7      32.3
Credit card .....................................      27.0       28.5      52.7      57.0
Insurance .......................................      70.1       64.1     112.1     103.4
Other fees and service charges ..................      42.8       39.4      88.4      77.7
Net investment and mortgage-backed
 securities losses ..............................      (0.2)         -      (0.7)        -
Net investment and mortgage-backed
 securities available for sale gains (losses)....     (43.3)       6.1      (6.3)     29.4
Net venture capital gains .......................      15.0       20.9      35.2      26.6
Other ...........................................       5.5       16.6       9.7      38.1
    Total non-interest income ...................     386.9      421.7     821.0     770.8

NON-INTEREST EXPENSES
Salaries and benefits ...........................     393.4      358.5     790.4     691.5
Net occupancy ...................................      52.4       45.8     108.4      90.8
Equipment rentals, depreciation
 and maintenance ................................      56.9       48.4     110.2      92.6
Business development ............................      49.3       34.7      89.0      65.5
Communication ...................................      45.5       39.7      89.9      76.3
Data processing .................................      26.4       25.7      54.2      53.4
FDIC assessment and regulatory examination fees .      22.3       19.5      44.1      38.9
Intangible asset amortization ...................      17.8       20.2      37.3      32.7
Other ...........................................      95.0      163.2     204.6     297.7
    Total non-interest expenses .................     759.0      755.7   1,528.1   1,439.4
INCOME BEFORE INCOME TAXES ......................     301.5      240.9     580.1     478.8
Income tax expense ..............................      99.5       72.0     187.6     151.6
NET INCOME ......................................  $  202.0      168.9     392.5     327.2

(Continued on page 5)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued from page 4)


In millions, except per common share amounts           Quarter Ended     Six Months Ended
                                                          June 30            June 30
                                                      1994      1993       1994      1993

Average Common and Common Equivalent Shares .....    319.2     307.9      316.1    306.8
PER COMMON SHARE
 Net Income
  Primary ....................................... $   0.61      0.52       1.20     1.01
  Fully diluted .................................     0.60      0.51       1.17     0.99
 Dividends ......................................    0.185     0.165      0.370    0.310

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                Six Months Ended
                                                               June 30
                                                            1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................  $   392.5      327.2
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Provision for credit losses ......................      60.0       77.5
    Depreciation and amortization ....................     112.4       94.6
    Gain on divestiture of branches ..................      (5.1)         -
    Gains on other real estate owned, net ............      (6.9)      (0.7)
    Losses on sales of premises and equipment ........         -        0.2
    Gains on sales of mortgages held
      for sale .......................................     (62.3)     (29.1)
    Losses on sales of investment and
      mortgage-backed securities .....................       0.7          -
    Gains on sales of investment, mortgage-backed
     and venture capital securities
     available for sale ..............................     (28.9)     (56.0)
    Gains on sales of student loans
      available for sale .............................      (5.7)      (3.2)
    Release of preferred shares to ESOP ..............      10.3          -
    Trading account securities losses (gains) ........     (11.0)       6.1
    Purchases of trading account securities .......... (29,019.8) (28,466.9)
    Proceeds from sales of trading account
      securities .....................................  29,076.0   28,319.7
    Originations of mortgages held for sale .......... (13,990.5) (14,011.2)
    Proceeds from sales of mortgages held for sale ...  16,296.5   13,074.0
    Proceeds from sales of investment and mortgage-
     backed securities available for sale ............         -    1,335.1
    Purchases of investment and mortgage-backed
     securities available for sale ...................         -   (2,173.9)
    Proceeds from maturities and paydowns of
      investment and  mortgage-backed securities
      available for sale .............................         -    1,137.2
    Originations of student loans available for sale..    (369.3)    (274.1)
    Proceeds from sales of student loans
     available for sale ..............................     555.4      338.4
    Deferred income taxes ............................      29.0      (21.5)
    Interest receivable ..............................     (22.1)      22.2
    Interest payable .................................     (21.2)     (43.9)
    Other assets, net ................................    (122.5)     (73.1)
    Other accrued expenses and liabilities, net ......      15.3      290.6
      Net cash flows from (used for)
       operating activities ..........................   2,882.8     (130.8)


(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Continued from page 6)

In millions                                               Six Months Ended
                                                              June 30
                                                           1994       1993
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of:
    Investment securities ...........................      765.5     395.5
    Investment and mortgage-backed
      securities available for sale .................    1,777.7         -
  Proceeds from sales and calls of:
    Investment securities ...........................       15.4       0.7
    Investment and mortgage-backed
      securities available for sale .................    1,270.1         -
  Purchases of:
    Investment securities ...........................     (418.3)   (450.6)
    Investment and mortgage-backed
      securities available for sale .................   (5,372.7)        -
  Net increase in banking
   subsidiaries' loans and leases....................     (542.7)   (253.4)
  Principal collected on non-bank
   subsidiaries' loans and leases ...................    2,347.4   1,929.0
  Non-bank subsidiaries' loans and
   leases originated ................................   (2,579.3) (2,029.2)
  Purchases of premises and equipment ...............     (117.6)    (88.2)
  Proceeds from sales of premises and equipment .....       10.7      21.4
  Proceeds from sales of other real estate owned ....       39.0      57.6
  Purchases of subsidiaries, net of cash
   and cash equivalents acquired ....................       83.3      74.5
  Divestiture of branches, net of cash and
   cash equivalents paid ............................      (55.1)        -
     Net cash flows used for
      investing activities ..........................   (2,776.6)   (342.7)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .....................................   (2,299.3) (1,050.5)
  Short-term borrowings, net ........................    1,773.2     163.9
  Long-term debt borrowings .........................    1,351.3   1,670.2
  Repayments of long-term debt ......................   (1,041.6)   (545.1)
  Issuances of common stock .........................       32.6      31.3
  Repurchases of common stock .......................     (199.3)    (64.2)
  Repurchases of preferred stock ....................       (8.3)     (0.6)
  Net decrease in notes receivable from ESOP ........        2.7       1.1
  Dividends paid ....................................     (131.1)   (106.5)
    Net cash flows from (used for)
     financing activities ...........................     (519.8)     99.6
    Net decrease in cash and
      cash equivalents ..............................     (413.6)   (373.9)

CASH AND CASH EQUIVALENTS
  Beginning of period ...............................    3,608.0   3,428.0
  End of period .....................................  $ 3,194.4   3,054.1

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                        Unearned                               Securities        Notes                  Foreign
except for            Preferred      ESOP   Common   Sur-   Retained     Available   Receivable   Treasury      Currency
shares                    Stock    Shares    Stock   plus   Earnings      for Sale    from ESOP      Stock   Translation     Total

Balance, December 31,
  1992, as
  originally reported $   342.5         -   242.4   616.0    2,002.8             -        (19.5)     (43.2)         (0.3)   3,140.7
 Adjustments for
  pooling of interests     51.5         -    22.7    70.6       86.3             -            -          -             -      231.1
Balance, December 31,
 1992, restated           394.0         -   265.1   686.6    2,089.1             -        (19.5)     (43.2)         (0.3)   3,371.8
Net income                                                     327.2                                                          327.2
Dividends on
  Common stock                                                 (90.7)                                                         (90.7)
  Preferred stock                                              (15.8)                                                         (15.8)
Stock split                                 244.2  (244.2)                                                                        -
Repurchase of 4,950
  preferred shares         (0.5)                                (0.1)                                                          (0.6)
Conversion of 186,698
  preferred shares to
  899,152 common shares    (7.8)              0.8     7.0                                                                         _
Issuance of 2,817,656
 common shares                                1.6    60.4      (32.3)                                 17.2                     46.9
Issuance of 2,438,760
  common shares for
  acquisitions                                0.7   (16.4)      (1.6)                                 34.4                     17.1
Repurchase of 2,572,446
 common shares                                                                                       (64.2)                   (64.2)
Cash payments
 received on notes
 receivable from ESOP                                                                       1.1                                 1.1
Tax benefits of dividends
  on common stock held
  by ESOP                                                        0.2                                                            0.2
Foreign currency
  translation                                                                                                       (0.9)      (0.9)
Balance,
 June 30, 1993        $   385.7         -   512.4   493.4    2,276.0             -        (18.4)     (55.8)         (1.2)   3,592.1

(Continued on page 9)

                                       8

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 8)

                                                                              Net
                                                                       Unrealized
                                                                            Gains
                                                                      (Losses) on
millions,                        Unearned                              Securities        Notes                   Foreign
except for            Preferred      ESOP  Common   Sur-   Retained     Available   Receivable   Treasury       Currency
shares                    Stock    Shares   Stock   plus   Earnings      for Sale    from ESOP      Stock    Translation     Total


Balance, December 31,
 1993 as originally
 reported             $   341.9         -   490.2   413.0    2,394.4             -       (16.3)     (51.5)         (3.3)   3,568.4
Adjustments for
 pooling of interests      38.1         -    25.2    90.3       38.9             -           -          -             -      192.5
Balance, December 31,
 1993, restated           380.0         -   515.4   503.3    2,433.3             -       (16.3)     (51.5)         (3.3)   3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994                                                             313.4                                           313.4
Net income                                                     392.5                                                         392.5
Dividends on
  Common stock                                                (117.0)                                                       (117.0)
  Preferred stock                                              (14.1)                                                        (14.1)
Conversion of 1,209,345
  preferred shares to
  2,903,443 common shares (36.0)              4.4    25.2                                             6.4                        -
Repurchase of 192,220
  preferred shares         (8.3)                                                                                              (8.3)
Issuance of 40,900
  preferred shares
  to ESOP                  40.9     (42.1)            1.2                                                                        -
Release of preferred
  shares to ESOP                     10.6            (0.3)                                                                    10.3
Issuance of 1,604,448
 common shares                                0.1     3.5      (10.9)                                42.5                     35.2
Issuance of 11,162,981
 common shares for
 acquisitions                                18.6    40.3       58.5                                                         117.4
Repurchase of 7,512,400
 common shares                                                                                     (199.3)                  (199.3)
Change in net unrealized
  gains (losses) on securities
  available for sale                                                        (453.6)                                         (453.6)
Cash payments received
 on notes receivable
 from ESOP                                                                                 2.7                                 2.7
Foreign currency
 translation                                                                                                       (3.5)      (3.5)
Balance,
 June 30, 1994        $   376.6     (31.5)  538.5   573.2    2,742.3        (140.2)      (13.6)    (201.9)         (6.8)   3,836.6


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


2.  Consolidated Statements of Cash Flows

Cash paid for interest and income taxes for the six months ended June 30 was:

    In millions
                                        1994       1993
    Interest                         $ 740.6      757.5
    Income taxes                        88.4      144.9

During the first six months of 1994 and 1993, $27.6 million and $34.9 million, respectively, of loans were transferred to other real estate owned. Mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. ("First United") were transferred to available for sale in the first quarter of 1994. The transfer was made to comply with the corporation's investment and interest rate risk policies. See Note 11 for a discussion of the acquisition of First United.

During the six months ended June 30, 1994 and 1993, the corporation issued 340,669 shares and 1,591,344 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the par amount of $40.9 million at a premium of $1.2 million. A corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 7). Preferred stock in the amount of $10.6 million was released to the ESOP during the six months ended June 30, 1994.

In conjunction with the acquisition of First United, $30.2 million of preferred stock of First United was converted into common stock of the corporation.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at June 30, 1994 and December 31, 1993 were:


In millions                                         June 30, 1994
                                                     Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Held for investment:
 U.S. Treasury and federal agencies .. $   236.9           -           -       236.9
 State, municipal and housing -
  tax exempt..........................     744.6        33.1        (5.4)      772.3
 Other ...............................     441.8        56.3        (3.1)      495.0
    Total investment securities
     held for investment ............. $ 1,423.3        89.4        (8.5)    1,504.2

Available for sale:
 U.S. Treasury and federal agencies .. $ 1,652.6        16.3       (21.4)    1,647.5
 State, municipal and housing -
  tax exempt .........................      90.0         1.2        (1.6)       89.6
 Other ...............................     276.7        69.1        (9.0)      336.8
    Total investment securities
     available for sale ..............   2,019.3        86.6       (32.0)    2,073.9
 Mortgage-backed securities:
  Federal agencies ...................  11,448.7        57.0      (327.8)   11,177.9
  Collateralized mortgage
   obligations .......................     132.9         0.8        (1.3)      132.4
    Total mortgage-backed securities
     available for sale ..............  11,581.6        57.8      (329.1)   11,310.3

    Total investment and
     mortgage-backed securities
     available for sale .............. $13,600.9       144.4      (361.1)   13,384.2

                                       11


In millions                                           December 31, 1993
                                                      Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains      Losses      Value
Held for investment:
 U.S. Treasury and federal agencies ..  $   665.0        5.5            -     670.5
 State, municipal and housing -
   tax exempt ........................      632.9       50.1         (1.0)    682.0
 Other ...............................      244.8        0.3            -     245.1
    Total investment securities
     held for investment .............    1,542.7       55.9         (1.0)  1,597.6
 Mortgage-backed securities:
  Federal agencies ...................      126.0        2.1            -     128.1
  Collateralized mortgage
   obligations .......................       25.0          -            -      25.0
    Total mortgage-backed
     securities held for investment ..      151.0        2.1            -     153.1

    Total investment and
     mortgage-backed securities
     held for investment .............  $ 1,693.7       58.0         (1.0)  1,750.7

Available for sale:
 U.S. Treasury and federal agencies ..  $ 1,520.5       77.2         (2.8)  1,594.9
 State, municipal and housing -
   tax exempt ........................       96.2        3.7         (0.1)     99.8
 Other ...............................      384.5      188.8         (7.1)    566.2
    Total investment securities
     available for sale ..............    2,001.2      269.7        (10.0)  2,260.9
 Mortgage-backed securities:
  Federal agencies ...................    8,889.1      227.5         (7.5)  9,109.1
  Collateralized mortgage
   obligations .......................      132.5        2.7         (0.3)    134.9
    Total mortgage-backed securities
     available for sale ..............    9,021.6      230.2         (7.8)  9,244.0

    Total investment and
     mortgage-backed securities
     available for sale ..............  $11,022.8      499.9        (17.8) 11,504.9


Interest income on investment and mortgage-backed securities for the quarters and six months ended June 30 were:

                                                  Quarter            Six Months
In millions                                      1994     1993      1994     1993

Held for investment:
 U.S. Treasury and federal agencies ..        $   2.2     11.7       2.2     23.8
 State, municipal and housing -
   tax exempt ........................           12.8     14.5      25.2     29.4
 Other ...............................            4.3      4.2       8.8      7.9
    Total investment securities
     held for investment .............        $  19.3     30.4      36.2     61.1
 Mortgage-backed securities:
  Federal agencies ...................        $     -      2.2         -      3.7
  Collateralized mortgage
   obligations .......................              -      0.3         -      0.6
    Total mortgage-backed securities
     held for investment .............        $     -      2.5         -      4.3


Available for sale:
 U.S. Treasury and federal agencies ..        $  21.7     24.3      48.0     49.3
 State, municipal and housing -.......
   tax exempt ........................            1.3      1.2       2.6      2.3
 Other ...............................            5.0      3.6       9.9      6.7
    Total investment securities
     available for sale ..............        $  28.0     29.1      60.5     58.3
 Mortgage-backed securities:
  Federal agencies ...................        $ 172.3    141.8     307.8    299.1
  Collateralized mortgage
   obligations .......................            2.2      7.3       4.2     14.6
    Total mortgage-backed securities
     available for sale ..............        $ 174.5    149.1     312.0    313.7


During the three and six months ended June 30, 1994, certain investment securities with a total amortized cost of $39.1 million and $49.5 million, respectively, were sold by the corporation principally because such securities were called by the issuers prior to maturity, or in certain cases due to significant deterioration in the creditworthiness of the related issuers. The sales and calls of investment securities resulted in net losses of $0.2 million for the second quarter and $0.7 million for the six months ended June 30, 1994.

4.  Loans and Leases

The carrying values of loans and leases at June 30, 1994 and December 31, 1993 were:

In millions                                      June 30,    December 31,
                                                     1994            1993

Commercial ...............................     $  7,910.4         7,624.1
Construction and land development ........          595.6           565.6
Real estate ..............................       11,920.3        11,738.8
Consumer .................................        9,586.1         8,606.3
Lease financing ..........................          669.8           698.6
Foreign ..................................          571.3           548.5
  Total loans and leases .................       31,253.5        29,781.9
Unearned discount ........................       (1,080.7)       (1,021.1)
  Loans and leases, net of
    unearned discount ....................     $ 30,172.8        28,760.8

Changes in the allowance for credit losses for the quarters and six months ended June 30 were:



                                                 Quarter         Six Months
In millions                                     1994    1993     1994    1993

Balance at beginning of period ............  $ 793.2   774.7    789.2   773.1
  Allowance related to loans acquired .....      6.9     4.1     17.8     5.8

  Provision for credit losses .............     23.7    39.4     60.0    77.5

  Credit losses ...........................    (68.9)  (73.0)  (143.6) (142.0)
  Recoveries ..............................     35.5    27.8     67.0    58.6
    Net credit losses .....................    (33.4)  (45.2)   (76.6)  (83.4)
Balance at end of period ..................  $ 790.4   773.0    790.4   773.0

5.  Non-accrual, Restructured and 90-Day Past Due Loans and Other Real Estate
    Owned

Non-accrual, restructured and 90-day past due loans and other real estate owned at June 30, 1994 and 1993 and December 31, 1993 were:

In millions                                      June 30      December 31,
                                              1994      1993          1993

Non-accrual loans .......................  $ 143.6     237.4         195.7
Restructured loans ......................      2.0       2.7          10.3
  Total non-accrual and
   restructured loans ...................    145.6     240.1         206.0
Other real estate owned .................     55.1     103.2          63.0
  Total non-performing assets ...........    200.7     343.3         269.0
Loans and leases past due
  90 days or more* ......................     68.2      61.7          50.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 268.9     405.0         319.8

* Excludes non-accrual and restructured loans.

The effects of non-accrual and restructured loans on interest income for the quarters and six months ended June 30 were:


                                              Quarter          Six Months

In millions                                 1994    1993      1994    1993

Interest
  As originally contracted ...........    $  8.1     3.4      11.8    10.9
  As recognized ......................      (0.7)   (0.3)     (1.2)   (1.9)
    Reduction of interest income .....    $  7.4     3.1      10.6     9.0


6.  Long-term Debt

During the first six months of 1994, certain banking subsidiaries of the corporation received $8 million in advances from the Federal Home Loan Bank
(FHLB) bearing interest at 6.23 percent and maturing in April 2009 and $41 million in FHLB advances bearing interest at LIBOR minus 10 basis points maturing in November 1994. During the first six months of 1994, the corporation issued $200 million of medium term notes at LIBOR plus 5 basis points due in May 1996 and $200 million of medium term notes at LIBOR maturing in May 1996. Additionally, the corporation issued $200 million of subordinated notes bearing interest at LIBOR plus 5 basis points and maturing in February 1999. Also, during the first six months of 1994, Norwest Financial, Inc. issued $716 million of senior and senior subordinated notes bearing fixed rates ranging from 5.40% to 8.50% and maturing from March 1996 to February 2004.

7. Preferred Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. The table below is a summary of the corporation's preferred stock at June 30, 1994 and December 31, 1993. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.



In millions, except share amounts

                                                       Annual
                                                     Dividend
                              Shares Outstanding      Rate at    Amount Outstanding
                             June 30   December 31    June 30   June 30,  December 31,
                                1994          1993       1994       1994          1993
10.24% Cumulative,
  $100 stated value         1,127,125    1,131,250     10.24%     $112.8         113.2
7.00% Cumulative
  Convertible, Series B,
  $200 stated value         1,143,750    1,143,750      7.00%      228.7         228.7
ESOP Cumulative Convertible,
  $1,000 stated value          35,125            -      9.00%       35.1             -
First United Cumulative
  Convertible Exchangeable,
  Series A, $25 stated value        -    1,200,000          -          -          30.0
First United Adjustable Rate
  Cumulative, Series B,
  $1 par value                      -      188,095          -          -           7.9
First United 10.00% Cumulative
  Convertible Exchangeable,
  Series C, $1 par value            -        3,570          -          -           0.2
    Preferred stock                                                376.6         380.0
Unearned ESOP shares                                               (31.5)            -
    Total preferred stock                                         $345.1         380.0


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

Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the second quarter of 1994, 5,775 shares of ESOP Preferred Stock were converted into 241,884 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the ESOP Preferred Stock Certificate of Designations, of the ESOP Preferred Stock.

In accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", the corporation recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

As a result of the acquisition of First United (See Note 11), each share of the Cumulative Convertible Exchangeable Preferred Stock, Series A, and the 10.00% Cumulative Convertible Exchangeable Preferred Stock, Series C, was converted into 2.2 and 6.039 shares, respectively, of the corporation's common stock and each outstanding share of the Adjustable Rate Cumulative Preferred Stock, Series B, was converted into $42 per share plus accrued and unpaid dividends.

8. Segment Reporting

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. The corporation, primarily through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, trust services, securities brokerage, investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others where servicing rights have been retained. Consumer finance activities, provided through the corporation's Norwest Financial subsidiaries, include providing direct installment loans to individuals, purchasing of sales finance contracts, private label and lease accounts receivable financing and other related products and services.

Selected financial information by business segment for the quarters and six months ended June 30 is included in the following summary:

                                   Quarter              Six Months
In millions                     1994      1993        1994      1993
Revenues:*
  Banking                  $   938.3     905.3     1,861.0   1,803.5
  Mortgage banking             223.0     219.3       441.9     374.6
  Consumer finance             299.4     268.4       584.7     531.8
    Total                  $ 1,460.7   1,393.0     2,887.6   2,709.9
Organizational earnings:*
  Banking                  $   136.2      98.7       264.1     203.1
  Mortgage banking              11.5      23.0        22.3      33.5
  Consumer finance              54.3      47.2       106.1      90.6
    Total                  $   202.0     168.9       392.5     327.2
Total assets:
  Banking                  $44,918.4  39,872.3
  Mortgage banking           5,261.3   6,523.1
  Consumer finance           5,577.1   4,807.8
    Total                  $55,756.8  51,203.2

* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.



9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for each of the quarters and six months ended June 30 is presented below:

                                 Quarter             Six Months
In millions                   1994      1993       1994       1993

Origination fees            $ 29.4      37.4       56.5       58.1
Servicing fees                48.5       3.5       83.9       22.2
Net gains on sales of
  servicing rights            28.7      61.6       37.2       61.8
Net gains on sales of
  mortgages                   15.9       6.5       62.3       29.2
Other mortgage fee income     22.8      23.1       40.8       38.6
  Total mortgage banking
    non-interest income     $145.3     132.1      280.7      209.9



Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The outstanding balances of serviced loans were $59,321.9 million and $30,221.0 million at June 30, 1994 and 1993, respectively.

Changes in mortgage loan servicing rights purchased for the quarters and six months ended June 30 were:

                                 Quarters            Six Months
In millions                   1994      1993       1994       1993

Balance at beginning
    of period               $210.1      92.4      185.2       64.0
  Purchases                  158.3      37.8      200.9       69.0
  Sales                      (10.9)     (2.4)     (17.9)      (2.4)
  Amortization                (7.6)     (4.8)     (18.2)      (7.6)
  Adjustments due to
    changes in prepayment
    assumptions               (0.1)    (12.6)      (0.2)     (12.6)
Balance at end of period    $349.8     110.4      349.8      110.4



10. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. Amortizing swaps' notional amounts and lives change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. A key assumption in the information below is that rates remain constant at June 30, 1994 levels. To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices.

For the six months ended June 30, 1994, the end-user derivative activities increased interest income by $6.3 million and reduced interest expense by $15.2 million, for a total benefit to net interest income of $21.5 million. For the same period in 1993, interest income was increased by $6.7 million and interest expense was reduced by $9.1 million, for a total benefit to net interest income of $15.8 million.

The following table presents the maturities and weighted average rates for end-user derivatives by type:


In millions
                                              Maturity
                                                                   There-
June 30, 1994                1994     1995   1996    1997    1998   after     Total

Swaps:
Generic receive fixed-
  Notional value          $   500        -    405      50     200     100     1,255
  Weighted avg.
    receive rate             6.15%       -   4.71    9.12    5.60    6.11      5.71
  Weighted avg. pay rate     4.64%       -   4.49    4.63    4.56    4.56      4.57

Amortizing receive fixed-
  Notional value          $     -    1,838      -       -       -       -     1,838
  Weighted avg.
    receive rate                -     6.50%     -       -       -       -      6.50
  Weighted avg. pay rate        -     4.12%     -       -       -       -      4.12

Generic pay fixed-
  Notional value          $   100        -      -       -       -     100       200
  Weighted avg.
    receive rate             4.31%       -      -       -       -    4.56      4.44
  Weighted avg. pay rate     4.55%       -      -       -       -    5.69      5.12

Basis -
  Notional value          $     -        -    200       -      29       -       229
  Weighted avg.
    receive rate                -        -   4.56%      -    2.76       -      4.33
  Weighted avg. pay rate        -        -   4.35%      -    9.80       -      5.04

Interest rate caps (1):
  Notional value          $   248        8     16       -     327       -       599

    Total notional value  $   848    1,846    621      50     556     200     4,121

    Total weighted avg.
    rates on swaps:
      Receive rate           5.85%    6.50   4.66    9.12    5.24    5.34      5.96

      Pay rate               4.63%    4.12   4.44    4.63    5.23    5.12      4.40


(1)  Average rates are not meaningful for interest rate caps.

Note:  Weighted average variable rates are the actual rates as of June 30, 1994.

                                       20

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 1994 is summarized as follows:


In millions               December 31,             Amortizations                    June 30,
                                  1993  Additions     Maturities     Terminations       1994
Swaps:

  Generic receive fixed       $    875        480              -             (100)     1,255

  Amortizing receive fixed           -      1,900            (62)               -      1,838

  Generic pay fixed                300          -              -             (100)       200

  Basis                              -        229              -                -        229

    Total swaps                  1,175      2,609            (62)            (200)     3,522


Interest rate caps                 649          -            (50)               -        599

Futures                          2,000          -              -           (2,000)         -

Total                         $  3,824      2,609           (112)          (2,200)     4,121


Gains and losses on terminations of end-user derivatives were not material at June 30, 1994 and December 31, 1993.

As of December 31, 1993 the corporation had hedged for one year $2.0 billion of variable rate FHLB borrowings and variable rate deposits using a stream of purchased put options of Euro Futures. These futures were closed out during the first quarter of 1994.

The following table provides the gross gains and gross losses not yet recognized in the income statements for end-user derivatives applicable to certain hedged assets and liabilities:


In millions
                                            Balance Sheet Category
                                                 Interest-        Other     Long-
                           Investment              bearing   Short-term     term
June 30, 1994              Securities    Loans    Deposits   Borrowings     Debt      Total

Swaps:

  Pay variable
    Unrealized gains       $        -      0.4           -            -      3.1       3.5
  Pay variable
    Unrealized (losses)          (7.5)   (18.9)     (121.5)        (9.8)   (11.9)   (169.6)

    Pay variable net             (7.5)   (18.5)     (121.5)        (9.8)    (8.8)   (166.1)

  Pay fixed
    Unrealized gains                -        -        11.6            -        -      11.6

  Basis
    Unrealized (losses)          (1.9)       -           -            -        -      (1.9)

  Total unrealized gains            -      0.4        11.6           -       3.1      15.1
  Total unrealized (losses)      (9.4)   (18.9)     (121.5)       (9.8)    (11.9)   (171.5)

    Total net              $     (9.4)   (18.5)     (109.9)       (9.8)     (8.8)   (156.4)

Interest rate caps:

  Unrealized gains         $      1.4        -           -         0.1       0.9       2.4
  Unrealized (losses)               -        -           -        (0.1)     (0.1)     (0.2)

    Total net              $      1.4        -           -           -       0.8       2.2

  Grand total
    Unrealized gains       $      1.4      0.4        11.6         0.1       4.0      17.5
  Grand total
    Unrealized (losses)          (9.4)   (18.9)     (121.5)       (9.9)    (12.0)   (171.7)

  Grand total net          $     (8.0)   (18.5)     (109.9)       (9.8)     (8.0)   (154.2)




The Corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At June 30, 1994, the corporation had forward contracts totaling $4.1 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

11. Business Combinations

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

The corporation acquired American Land Title Company of Kansas City, Inc. on July 1, 1994, and issued 166,666 common shares. On April 28, 1994, the corporation completed its acquisition of D.L. Bancshares, Inc., a $78 million bank holding company located in Detroit Lakes, Minnesota, for cash of $11.9 million. On May 1, 1994, the corporation completed its acquisition of Double Eagle Financial Corporation, an insurance agency, located in Phoenix, Arizona, and issued 307,700 common shares. On April 15, 1994, the corporation completed its acquisition of Bank of Montana System with assets of $807 million, located in Great Falls, Montana, and issued 4,174,105 common shares.

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

The acquisitions of Bank of Montana System, First National Bank of Arapahoe County, First National Bank of Lakewood, First National Bank of Southeast Denver, Lindeberg Financial Corporation, St. Cloud National Bank & Trust Co. and Community Credit Co. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of St. Cloud Metropolitan Agency, Inc., D.L. Bancshares, Inc., Double Eagle Financial Corporation and American Land Title of Kansas City, Inc., were accounted for using the purchase method.

The corporation has seven other pending acquisitions with total assets of approximately $997 million and it is anticipated that cash of $39.8 million and approximately 3.8 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1994 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.

EARNINGS PERFORMANCE

The corporation reported net income of $202.0 million for the quarter ended June 30, 1994, a 19.6 percent increase over the $168.9 million earned in the second quarter of 1993. Net income per common share was 61 cents, compared with 52 cents in the second quarter of 1993, an increase of 17.3 percent. Return on realized common equity was 21.7 percent and return on assets was
1.48 percent for the second quarter of 1994, compared with 20.4 percent and
1.37 percent, respectively, in the second quarter of 1993.

The 1993 results have been restated to include First United Bank Group, Inc. ("First United"), acquired on January 14, 1994, in a pooling of interests transaction. For a discussion of additional completed and pending acquisitions, see Note 9 to the unaudited consolidated financial statements for the second quarter 1994.


ORGANIZATIONAL EARNINGS*

The earnings of the corporation's major entities appear below for the quarters and six months ended June 30.

                                                 Quarter          Six Months
In millions                                     1994    1993     1994    1993

Banking                                      $ 136.2    98.7    264.1   203.1
Mortgage banking                                11.5    23.0     22.3    33.5
Norwest Financial Services, Inc.
  and subsidiaries                              54.3    47.2    106.1    90.6
Net income                                   $ 202.0   168.9    392.5   327.2

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

Banking

The Banking Group reported second quarter 1994 earnings of $136.2 million, a
38.0 percent increase over the second quarter 1993 earnings of $98.7 million. For the six months ended June 30, 1994, earnings increased 30.0 percent to $264.1 million compared with $203.1 million for the same period in 1993. The increased earnings in the first six months of 1994 reflected an 11.8 percent growth in tax-equivalent net interest income to $916.7 million, due to a 9.7 percent increase in average earning assets and a 10 basis point increase in net interest margin. The Banking Group's provision for credit losses decreased $18.5 million to $7.8 million, compared with the same period in 1993, reflecting continued decreases in non-performing assets and net credit losses. Non-interest income decreased 6.0 percent to $443.7 million from the first half of 1993. The Banking Group recorded securities losses of $5.0 million in the six months ended June 30, 1994, compared with securities gains of $28.7 million in the same period last year. Non-interest expenses of $961.0 million for the first half of 1994 were essentially flat compared with the first six months of 1993.

Mortgage Banking

Mortgage banking operations earned $11.5 million for the second quarter of 1994 and $22.3 million during the first six months of 1994 compared with $23.0 million earned in the second quarter of 1993 and $33.5 million in the first half of 1993, decreases of 49.9 percent and 33.4 percent, respectively. The 1993 earnings reflected a gain of $61.8 million realized on the sale of $2.9 billion of mortgage servicing rights in accordance with the terms of a long-term contract. Mortgage originations were $6.7 billion in the second quarter of 1994, a decrease of 22.7 percent from the same period last year. For the first six months of 1994, mortgage originations were $13.9 billion, up
1.5 percent over the first six months of 1993. The mortgage servicing portfolio has increased $29.1 billion from the end of the second quarter of 1993 and $13.7 billion from year-end 1993 and totaled $59.3 billion at June 30, 1994.


Norwest Financial Services, Inc. and subsidiaries ("Norwest Financial")

Norwest Financial reported earnings of $54.3 million in the second quarter of 1994, compared with $47.2 million in the second quarter of 1993, an increase of 15.0 percent. Norwest Financial's net income of $106.1 million for the first six months of 1994 was up 17.1 percent from the first six months of 1993. The growth in year-to-date earnings reflected a 13.5 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 12.9 percent from the first half of 1993 and net interest margin widened 4 basis points, reflecting lower funding costs.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $704.6 million in the second quarter of 1994, compared with $621.9 million in the second quarter of 1993, an increase of 13.3 percent. For the first six months of 1994, tax-equivalent net interest income increased 9.8 percent from the same period in 1993 to $1,361.8 million. Growth in tax-equivalent net interest income over the second quarter of 1993 was a result of a 10.7 percent growth in average earning assets and an 11 basis point increase in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.65 percent in the second quarter of 1994, compared with 5.54 percent in the second quarter of 1993. Net interest margin was 5.56 percent for the six months ended June 30, 1994, down slightly from
5.58 percent for the first half of 1993. The increase in net interest margin from the second quarter of 1993 is primarily due to a 16 basis point decline in funding costs, partially offset by slightly lower yields on earning assets. The following table summarizes changes in tax-equivalent net interest income between the quarters ended June 30 and March 31 and six months ended June 30.

Changes in Tax-Equivalent Net Interest Income*



In millions                                         2Q 94     2Q 94    6 Mos. 94
                                                     over      over      over
                                                    2Q 93     1Q 94    6 Mos. 93
Increase (decrease) due to
  Change in earning asset volume ................  $ 69.4      26.5       126.8
  Change in volume of interest-free funds .......     5.4      (4.7)       20.2
  Change in net return from
   Interest-free funds ..........................    (3.1)      3.5        (9.5)
   Interest-bearing funds .......................   (14.3)     24.2       (63.4)
  Change in earning asset mix ...................    21.9         -        43.4
  Change in funding mix .........................     3.4      (2.1)        3.9
Change in tax-equivalent net interest income ....  $ 82.7      47.4       121.4



* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in the first and second quarters of 1994 and the six months ended June 30, 1994 and 34% for all prior periods.


Trading Revenues

Interest income on a tax-equivalent basis derived from trading account securities was $7.8 million and $10.6 million for the three months ended June 30, 1994 and 1993, respectively. Year-to-date tax-equivalent interest income was $16.3 million for the first half of 1994 compared with $13.8 million for the comparable period of 1993. Non-interest trading revenues were $(8.9) million and $(17.3) million for the three and six months ended June 30, 1994, respectively. The comparable figures for 1993 were $10.3 million for the second quarter and $16.6 million for the first six months. The trading revenues were derived from the following activities:


                                            Three Months Ended June 30,
In millions                          1994                              1993
                                    Non-                              Non-
                       Interest     interest             Interest     interest
                         Income     Income     Total       Income     Income     Total
Securities:
  U.S. Treasury
    and agencies        $  3.0             -     3.0          2.3            -     2.3
  State and
    municipal              0.5             -     0.5          0.4            -     0.4
  Mortgage-backed          0.2             -     0.2          0.4            -     0.4
  Other                    0.3             -     0.3          0.3            -     0.3
                           4.0             -     4.0          3.4            -     3.4

Derivatives:
  Swaps and other
    interest rate
    contracts              3.8          (9.1)   (5.3)         7.2          5.4    12.6
  Options                    -           3.7     3.7            -            -       -
  Debt instruments           -             -       -            -         (0.4)   (0.4)
  Futures                    -           0.3     0.3            -          0.1     0.1

Gains (losses) on
  securities sold            -          (5.2)   (5.2)           -          4.1     4.1
Foreign exchange
  trading                    -           1.4     1.4            -          1.1     1.1
Total                   $  7.8          (8.9)   (1.1)        10.6         10.3    20.9


                                              Six Months Ended June 30,
In millions                          1994                              1993
                                    Non-                              Non-
                       Interest     interest             Interest     interest
                         Income     Income     Total       Income     Income     Total
Securities:
  U.S. Treasury
    and agencies        $  6.9             -     6.9          4.4            -     4.4
  State and
    municipal              1.0             -     1.0          1.0            -     1.0
  Mortgage-backed          0.8             -     0.8          0.6            -     0.6
  Other                    0.3             -     0.3          0.6            -     0.6
                           9.0             -     9.0          6.6            -     6.6

Derivatives:
  Swaps and other
    interest rate
    contracts              7.3         (17.1)   (9.8)         7.2          9.5    16.7
  Options                    -           6.6     6.6            -            -       -
  Debt instruments           -             -       -            -          0.1     0.1
  Futures                    -           1.4     1.4            -         (1.2)   (1.2)

Gains (losses) on
  securities sold            -         (11.0)  (11.0)           -          6.1     6.1
Foreign exchange
  trading                    -           2.8     2.8            -          2.1     2.1
Total                   $ 16.3         (17.3)   (1.0)        13.8         16.6    30.4




Provision for Credit Losses

The corporation provided $23.7 million for credit losses in the second quarter of 1994, compared with $39.4 million in the same period a year ago. Net credit losses totaled $33.4 million and $45.2 million for the three months ended June 30, 1994 and 1993, respectively. As a percent of average loans and leases, net credit losses were 0.45 percent in the second quarter of 1994, compared with 0.70 percent in the same period a year ago.

For the first six months of 1994, the provision for credit losses totaled $60.0 million, compared with $77.5 million in the year-earlier period. Net credit losses were $76.6 million, or 0.53 percent of average loans and leases, for the six months ended June 30, 1994, compared with $83.4 million, or 0.65 percent, for the same period in 1993. The decrease in the provision for credit losses reflects the continued reduction in net credit losses and non-performing assets.


Non-interest Income

Consolidated non-interest income of $386.9 million decreased 8.2 percent from $421.7 million in the second quarter of 1993 primarily due to investment securities losses of $43.5 million recorded during the second quarter of 1994, providing an opportunity to reinvest at higher yields, and a reduction in net gains on sales of servicing rights of $32.9 million. For the first six months of 1994, non-interest income was up $50.2 million, an increase of 6.5 percent over 1993. This increase was primarily due to increased mortgage banking revenues, insurance fees and deposit service charges. Excluding gains (losses) on investment/mortgage-backed securities and investment/mortgage-backed securities available for sale and venture capital gains, non-interest income increased 5.3 percent from the second quarter of 1993 and 10.9 percent from the first six months of 1993.

Mortgage banking revenues were $145.3 million for the second quarter of 1994, an increase of 13.2 percent over the same period in 1993. For the six months ended June 30, 1994, mortgage banking revenues were $280.7 million compared with $209.9 million for the first half of 1993, an increase of 33.7 percent. The growth in mortgage banking revenues reflects the continued growth in mortgage loan fundings and the servicing portfolio. See Note 9 to the unaudited consolidated financial statements for the second quarter of 1994 for a detailed analysis of mortgage banking revenues for the three and six months ended June 30, 1994 and 1993.

Credit card fees were lower for both the quarter and the six months ended June 30, 1994, compared with the same periods in the preceding year. The decrease is attributable to the repurchase of $858 million of credit card receivables from the securitized credit card receivable trusts during 1993 and 1994. The repurchase program was completed during the second quarter of 1994. Revenues on securitized credit card receivables are recorded in non-interest income rather than net interest income.

Net venture capital gains were $15.0 million for the three months and $35.2 million for the six months ended June 30, 1994, compared with $20.9 million and $26.6 million, respectively, for the same periods in 1993. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and prevailing subsequent market conditions. Therefore, venture capital gains are unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $81.5 million at June 30, 1994.


Non-interest Expenses

Consolidated non-interest expenses of $759.0 million increased 0.5 percent over the second quarter of 1993. For the six months ended June 30, 1994, non-interest expenses were up $88.7 million to $1,528.1 million, an increase of
6.2 percent over 1993. The quarterly and year-to-date results reflected higher salaries and benefits costs at Norwest Mortgage to support origination and servicing growth and in the Banking Group due to acquisitions. Offsetting the increases in salaries and benefits were decreases in other non-interest expenses of $68.2 million for the three months and $93.1 million for the six months ended June 30, 1994, compared with the same periods of the prior year. These decreases principally reflect one-time special charges recorded in 1993 for changes in amortization methods of certain intangibles and write-downs of excess facilities and other assets.

CONSOLIDATED BALANCE SHEET ANALYSIS

Earning Assets

At June 30, 1994, earning assets were $50.8 billion, an increase of 1.7 percent from $50.0 billion at December 31, 1993. This increase was primarily due to a 16.4 percent increase in total investment securities and a 4.9 percent increase in net loans, partially offset by a 36.8 percent decrease in mortgages held for sale.

Average earning assets were $49.7 billion in the second quarter of 1994, an increase of 10.7 percent compared with the second quarter of 1993. This increase is due to a 14.9 percent increase in average loans and leases and a
8.8 percent increase in total investment securities.

Average earnings assets for the six months ended June 30, 1994 were $49.0 billion, 10.3 percent higher than the year-earlier period. Average loans and leases increased 14.2 percent to $29.4 billion. Average deposits for the first half of 1994 were $35.5 billion, compared to $31.0 billion for the same period in 1993, an increase of 14.5 percent.


Credit Quality

Loans and leases as of the end of each of the last five quarters were as follows:

In millions                         1994                   1993
                                Second   First   Fourth    Third   Second
                                Quarter Quarter  Quarter  Quarter  Quarter

Commercial, financial and
  industrial ................   $ 6,952   6,984    6,686    6,631    6,454
Agricultural ................       959     869      938      836      820
Real estate
   Secured by 1-4 family
    residential properties ..     8,521   8,256    8,321    8,483    7,941
   Secured by development
    properties ..............     1,767   1,686    1,641    1,596    1,516
   Secured by construction
    and land development ....       596     590      566      540      458
   Secured by owner-
    occupied properties .....     1,632   1,755    1,777    1,731    1,642
Consumer ....................     7,157   6,769    6,560    6,242    5,931
Credit card and check credit      2,429   2,227    2,046    1,623    1,340
Lease financing .............       670     672      698      677      645
Foreign .....................       571     539      549      542      532
    Total loans and leases ..    31,254  30,347   29,782   28,901   27,279
    Unearned discount .......    (1,081) (1,060)  (1,021)  (1,014)  (1,007)
      Total loans and leases,
       net of unearned
       discount .............   $30,173  29,287   28,761   27,887   26,272

At June 30, 1994, the allowance for credit losses totaled $790.4 million, or
2.62 percent of loans and leases outstanding. Comparable amounts were $773.0 million, or 2.94 percent, at June 30, 1993, and $789.2 million, or 2.74 percent, at December 31, 1993. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was
293.9 percent at June 30, 1994, compared with 190.9 percent at June 30, 1993 and 246.8 percent at December 31, 1993.

Non-performing assets and 90-day past due loans totaled $268.9 million, or
0.48 percent of total assets, at June 30, 1994, compared with $405.0 million, or 0.79 percent, at June 30, 1993, and $319.8 million, or 0.59 percent, at December 31, 1993. The decrease from June 30, 1993, reflects a $55.6 million decrease in commercial non-accrual loans, a $23.8 million decrease in real estate non-accrual loans, and a $48.0 million decrease in other real estate owned. The decrease from December 31, 1993, included an $18.5 million decrease in commercial non-accrual loans, a $12.7 million decrease in real estate non-accrual loans, a $6.5 million decrease in construction and development non-accrual loans, a $14.5 million decrease in other non-accrual loans, an $8.3 million decrease in restructured loans and an $8.0 million decrease in other real estate owned, partially offset by a $17.5 million increase in 90-day past due loans.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's banking group operates in 15 states, largely in the Midwest and Rocky Mountain regions of the country. In general, the economy in both of these regions is noticeably stronger than last fall. Midwestern employment growth is accelerating with respect to construction and manufacturing. Though agricultural conditions vary considerably throughout the Midwest, farmland prices have shown considerable strength and substantial disaster payments are mitigating the effects of last year's poor crops. The economy of the Rocky Mountain region remains the strongest in the nation. In some Rocky Mountain states, job growth is double the national average.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to Norwest Card Services, 44 percent of the credit card portfolio is within the 15-state Norwest banking region. Approximately 61 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Oklahoma. No one state accounts for more than 10 percent of the total credit card portfolio.

Norwest Mortgage operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 46 states and all 10 Canadian provinces. The general strength of the consumer sector of the national economy and the extent of the geographical diversification exercised by Norwest Mortgage and Norwest Financial help to mitigate the credit risk in the related loan portfolios.


Interest-bearing Liabilities

At June 30, 1994, interest-bearing liabilities totaled $41.8 billion, a 5.1 percent increase from $39.8 million at December 31, 1993. The increase is primarily due to increases in short-term borrowings and long-term debt.

Average interest-bearing liabilities were $40.9 billion during the second quarter of 1994, up 9.6 percent from the second quarter of 1993. The increase is due to an 11.9 percent increase in average interest-bearing deposits and a
26.8 percent increase in average long-term debt, partially offset by a 10.2 percent decrease in average short-term borrowings.

The corporation's senior debt is currently rated AA+ by Thomson BankWatch, AA by Fitch Investors Services, Inc. and Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. The corporation's commercial paper/short-term debt is currently rated TBW-1 by Thomson BankWatch, P1 by Moody's, A1+ by Standard & Poor's, Duff 1+ by Duff & Phelps and F-1+ by Fitch Investors Services, Inc. Norwest Financial's senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.


Capital Ratios

The corporation's Tier 1 capital ratio was 10.00 percent at June 30, 1994, and its total capital to risk-based assets ratio was 12.40 percent, compared with
9.71 percent and 12.39 percent, respectively, at December 31, 1993. The corporation's leverage ratio was 6.85 percent at June 30, 1994, compared with
6.46 percent at December 31, 1993. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio. The corporation's dividend payout was 30.3 percent for the second quarter of 1994 compared with
31.7 percent for the second quarter of 1993. During the first and second quarters of 1994, the corporation paid a quarterly dividend of 18.5 cents per common share, up 2 cents per common share from the from the fourth quarter 1993.

Consolidated average balance sheets and related tax-equivalent yields and rates for the quarters ended June 30, 1994 and 1993 are as follows:


In millions                              1994                       1993
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments      $   562  $    6.9   5.01%   $   482    $  3.5    2.89%
Trading account securities        267       7.8  11.66        250      10.6   17.09
Investment securities           1,210      24.5   8.07      1,918      36.0    7.52
Mortgage-backed securities          -         -      -        191       2.5    5.28
Investment securities
 available for sale             2,140      28.5   5.54      1,620      29.6    7.32
Mortgage-backed securities
 available for sale            10,298     174.5   6.60      8,813     149.1    6.76
    Total investment
      securities               13,648     227.5   6.57     12,542     217.2    6.93
Student loans available
 for sale                       1,557      26.1   6.73      1,276      23.1    7.27
Mortgages held for sale         3,873      64.6   6.67      4,421      76.0    6.87
Loans and leases               29,820     748.2  10.05     25,951     648.5   10.01
  Total earning assets         49,727   1,081.1   8.67     44,922     978.9    8.72
Allowance for credit losses      (805)                       (788)
Cash and due from banks         2,949                       2,716
Other assets                    2,860                       2,517
  Total assets                $54,731                     $49,367


Liabilities and Stockholders' Equity
Non interest-bearing
 deposits                     $ 8,515                     $ 7,203
Interest-bearing
 deposits                      27,019     208.3   3.09     24,143     208.7    3.47
Short-term borrowings           6,827      68.6   4.03      7,604      60.8    3.21
Long-term debt                  7,096      99.6   5.62      5,597      87.5    6.26
  Total interest-bearing
   liabilities                 40,942     376.5   3.69     37,344     357.0    3.83
Other liabilities               1,437                       1,265
Stockholders' equity            3,837                       3,555
  Total liabilities and
   stockholders' equity       $54,731                     $49,367

Net interest income
 tax-equivalent basis                  $  704.6                      $621.9
Yield spread                                      4.98                         4.89
Net interest income to
 earning assets                                   5.65                         5.54
Interest-bearing
 liabilities to
 earning assets                                  82.33                        83.13


* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% and 34% in 1994 and 1993, respectively. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

Consolidated average balance sheets and related tax-equivalent yields and rates for the six months ended June 30, 1994 and 1993 are as follows:


In millions                              1994                       1993
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments      $   531  $   12.3   4.67%   $   542  $    8.1    3.01%
Trading account securities        319      16.3  10.33        233      13.8   11.98
Investment securities           1,096      46.6   8.50      1,938      72.6    7.49
Mortgage-backed securities          -         -      -        160       4.3    5.33
Investment securities
 available for sale             2,358      61.6   5.46      1,575      59.3    7.54
Mortgage-backed securities
 available for sale             9,572     312.0   6.48      8,975     313.7    6.99
    Total investment
      securities               13,026     420.2   6.48     12,648     449.9    7.11
Student loans available
 for sale                       1,537      50.2   6.59      1,256      43.7    7.01
Mortgages held for sale         4,245     132.7   6.25      4,037     143.4    7.11
Loans and leases               29,363   1,449.5   9.91     25,714   1,295.7   10.11
  Total earning assets         49,021   2,081.2   8.52     44,430   1,954.6    8.82
Allowance for credit losses      (807)                       (786)
Cash and due from banks         2,967                       2,685
Other assets                    2,801                       2,547
  Total assets           	$53,982                     $48,876


Liabilities and Stockholders' Equity
Non interest-bearing
 deposits        			$ 8,649                     $ 6,992
Interest-bearing
 deposits                      26,895     413.4   3.10     24,057     418.0    3.50
Short-term borrowings           6,139     113.6   3.73      7,755     126.6    3.29
Long-term debt                  6,866     192.4   5.61      5,344     169.6    6.35
  Total interest-bearing
   liabilities                 39,900     719.4   3.63     37,156     714.2    3.87
Other liabilities               1,546                       1,229
Stockholders' equity            3,887                       3,499
  Total liabilities and
   stockholders' equity       $53,982                     $48,876

Net interest income
 tax-equivalent basis                  $1,361.8                    $1,240.4
Yield spread                                      4.89                         4.95
Net interest income to
 earning assets                                   5.56                         5.58
Interest-bearing
 liabilities to
 earning assets                                  81.39                        83.63


* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% and 34% in 1994 and 1993, respectively. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

                     PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the corporation was held on April 26, 1994. There were 310,965,468 shares of common stock outstanding and entitled to vote at said meeting; and a total 270,028,969 shares (86.8%) were present at the meeting in person or by proxy. The stockholders voted to approve the corporation's Performance-Based Compensation Policy for Covered Executive Officers (243,282,092 for, 24,156,494 against, and 2,590,383 abstained), the
Employee's Deferred Compensation Plan (247,752,056 for, 20,290,781 against, and 1,986,132 abstained), an amendment to the corporation's Directors' Formula Stock Award Plan to increase the annual award to non-employee directors (235,871,993 for, 31,013,526 against, and 3,143,450 abstained), and ratified the appointment of KPMG Peat Marwick to audit the books of the corporation and subsidiaries for the year ending December 31, 1994 (267,693,292 for, 823,558 against, and 1,512,119 abstained).

In addition, 17 nominees were elected directors of the corporation, as follows:

                                           Shares FOR         Shares WITHHELD

David A. Christensen                      268,684,377               1,344,592
Gerald J. Ford                            268,560,380               1,468,589
Pierson M. Grieve                         268,767,325               1,261,644
Charles M. Harper                         268,586,139               1,442,830
N. Berne Hart                             267,684,395               2,344,574
William A. Hodder                         268,670,016               1,358,953
George C. Howe                            268,638,646               1,390,323
Lloyd P. Johnson                          268,795,494               1,233,475
Reatha Clark King                         268,563,757               1,465,212
Richard M. Kovacevich                     268,774,011               1,254,958
Richard S. Levitt                         268,759,588               1,269,381
Richard D. McCormick                      259,381,835              10,647,134
Cynthia H. Milligan                       268,114,103               1,914,866
John E. Pearson                           268,603,181               1,425,788
Ian M. Rolland                            268,619,841               1,409,128
Stephen E. Watson                         268,666,943               1,362,026
Michael W. Wright                         268,671,942               1,357,027

There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation
     S-K.

     Exhibit
     No.                      Exhibit                                  Page

     4.      Copies of instruments with respect to long-term debt
              will be furnished to the Commission upon request.
     10(a).  Performance-Based Compensation Policy for Covered
              Executive Officers ......................................  38
     10(b).  Employees' Deferred Compensation Plan ....................  41
     10(c).  Directors' Formula Stock Award Plan as Amended ...........  47
     11.     Computation of Earnings Per Share ........................  51
     12(a).  Computation of Ratio of Earnings to Fixed Charges ........  53
     12(b).  Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividends ...........................  54

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


August 15, 1994                            By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)