Form 10-Q
period 1994-09-30
NORWEST CORP
filed 1994-11-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

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

Common Stock, par value $1 2/3 per share,
outstanding at October 31, 1994                308,620,251 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                      Page
1.  Consolidated Balance Sheets -
       September 30, 1994 and December 31, 1993 ....................     3

2.  Consolidated Statements of Income -
       Quarters and Nine Months Ended September 30, 1994 and 1993 ..     4

3.  Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1994 and 1993 ...............     6

4.  Consolidated Statements of Stockholders' Equity -
       Nine Months Ended September 30, 1994 and 1993 ...............     8

5.  Notes to Unaudited Consolidated Financial Statements ...........    10





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)


In millions, except shares                         September 30,    December 31,
                                                            1994            1993
ASSETS
Cash and due from banks .......................        $ 3,103.0         2,844.4
Interest-bearing deposits with banks ..........             20.9            55.9
Federal funds sold and resale agreements ......            720.6           707.7
    Total cash and cash equivalents ...........          3,844.5         3,608.0
Trading account securities ....................            170.4           279.1
Investment securities (fair value
  $1,439.0 in 1994 and $1,597.6 in 1993) ......          1,380.5         1,542.7
Mortgage-backed securities (fair value
  $153.1 in 1993) .............................                -           151.0
Investment securities available for sale
  (fair value $2,260.9 in 1993) ...............          1,574.5         2,001.2
Mortgage-backed securities available for
  sale (fair value $9,244.0 in 1993) ..........         11,020.2         9,021.6
    Total investment securities ...............         13,975.2        12,716.5
Student loans available for sale ..............          1,639.3         1,349.2
Mortgages held for sale .......................          3,249.0         6,090.7
Loans and leases ..............................         32,180.6        29,781.9
Unearned discount .............................         (1,105.6)       (1,021.1)
Allowance for credit losses ...................           (789.9)         (789.2)
    Net loans and leases ......................         30,285.1        27,971.6
Premises and equipment, net ...................            937.9           842.1
Interest receivable and other assets ..........          2,464.0         1,807.8
    Total assets ..............................        $56,565.4        54,665.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................        $ 8,357.8         9,054.3
  Interest-bearing ............................         26,392.0        26,922.2
    Total deposits ............................         34,749.8        35,976.5
Short-term borrowings .........................          7,125.8         5,996.8
Accrued expenses and other liabilities ........          2,555.4         2,079.9
Long-term debt ................................          8,310.1         6,850.9
    Total liabilities .........................         52,741.1        50,904.1
Preferred stock ...............................            363.9           380.0
Unearned ESOP shares ..........................            (23.1)              -
    Total preferred stock .....................            340.8           380.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 323,084,474 and 309,255,558 shares
   in 1994 and 1993, respectively .............            538.5           515.4
Surplus .......................................            578.1           503.3
Retained earnings .............................          2,854.7         2,433.3
Net unrealized losses
  on securities available for sale ............           (206.9)              -
Notes receivable from ESOP ....................            (13.3)          (16.3)
Treasury stock - 10,078,899 and 1,956,803 common
  shares in 1994 and 1993, respectively .......           (263.4)          (51.5)
Foreign currency translation ..................             (4.2)           (3.3)
    Total common stockholders' equity .........          3,483.5         3,380.9
    Total stockholders' equity ................          3,824.3         3,760.9
    Total liabilities and
      stockholders' equity ....................        $56,565.4        54,665.0

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts           Quarter Ended     Nine Months Ended
                                                        September 30        September 30
                                                       1994       1993      1994      1993
INTEREST INCOME ON
Loans and leases ................................  $  789.9      661.5   2,236.6   1,954.5
Investment securities ...........................      21.2       28.7      57.4      89.8
Mortgage-backed securities ......................         -        3.0         -       7.3
Investment securities available for sale ........      30.0       29.7      90.5      88.0
Mortgage-backed securities available for sale ...     193.1      140.8     505.1     454.5
Student loans available for sale ................      26.0       20.0      76.2      63.7
Mortgages held for sale .........................      62.2       90.0     194.9     233.4
Money market investments ........................       3.6        3.4      15.9      11.5
Trading account securities ......................       4.7        8.1      20.7      21.6
    Total interest income .......................   1,130.7      985.2   3,197.3   2,924.3

INTEREST EXPENSE ON
Deposits ........................................     214.6      210.8     628.0     628.8
Short-term borrowings ...........................      82.2       59.6     195.8     186.2
Long-term debt ..................................     112.1       89.1     304.5     258.7
    Total interest expense ......................     408.9      359.5   1,128.3   1,073.7
      Net interest income .......................     721.8      625.7   2,069.0   1,850.6
Provision for credit losses .....................      41.6       23.3     101.6     100.8
      Net interest income after
        provision for credit losses .............     680.2      602.4   1,967.4   1,749.8

NON-INTEREST INCOME
Trust ...........................................      51.1       45.1     153.5     139.2
Service charges on deposit accounts .............      60.0       53.7     176.1     156.0
Mortgage banking ................................     141.6      122.3     416.8     332.2
Data processing .................................      15.7       16.6      46.4      48.9
Credit card .....................................      29.9       28.9      82.6      85.9
Insurance .......................................      49.6       36.5     161.7     139.9
Other fees and service charges ..................      45.0       42.8     133.4     120.5
Net investment and mortgage-backed
 securities gains ...............................       0.9          -       0.2         -
Net investment and mortgage-backed
 securities available for sale gains (losses)....     (52.8)      (0.8)    (59.1)     28.6
Net venture capital gains .......................      16.2       21.4      51.4      48.0
Other ...........................................      22.2       10.9      37.4      49.0
    Total non-interest income ...................     379.4      377.4   1,200.4   1,148.2

NON-INTEREST EXPENSES
Salaries and benefits ...........................     389.9      383.8   1,180.3   1,075.3
Net occupancy ...................................      59.4       48.3     167.8     139.1
Equipment rentals, depreciation
 and maintenance ................................      60.2       48.7     170.4     141.3
Business development ............................      50.6       34.6     139.6     100.1
Communication ...................................      44.7       41.2     134.6     117.5
Data processing .................................      26.7       28.3      80.9      81.7
FDIC assessment and regulatory examination fees .      21.5       19.7      65.6      58.6
Intangible asset amortization ...................      16.8       18.6      54.1      51.3
Other ...........................................      90.7      118.7     295.3     416.4
    Total non-interest expenses .................     760.5      741.9   2,288.6   2,181.3
INCOME BEFORE INCOME TAXES ......................     299.1      237.9     879.2     716.7
Income tax expense ..............................      96.1       63.1     283.7     214.7
NET INCOME ......................................  $  203.0      174.8     595.5     502.0

(Continued on page 5)


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued from page 4)


In millions, except per common share amounts         Quarter Ended      Nine Months Ended
                                                      September 30         September 30
                                                      1994      1993       1994      1993

Average Common and Common Equivalent Shares .....    317.3     308.5      316.5    307.4
PER COMMON SHARE
 Net Income
  Primary ....................................... $   0.62      0.54       1.82     1.56
  Fully diluted .................................     0.61      0.53       1.78     1.52
 Dividends ......................................    0.185     0.165      0.555    0.475

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                Nine Months Ended
                                                              September 30
                                                            1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................... $   595.5       502.0
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Writedown of intangible and other assets .........         -        56.8
    Provision for credit losses ......................     101.6       100.8
    Depreciation and amortization ....................     184.6       147.3
    Gain on divestiture of branches ..................      (5.1)          -
    Gains on other real estate owned, net ............      (9.8)       (3.0)
    (Gains) losses on sales of premises and equipment.       1.0        (0.1)
    Gains on sales of mortgages held
      for sale .......................................     (70.3)      (90.7)
    Gains on sales of investment and
      mortgage-backed securities .....................      (0.2)          -
    (Gains) losses on sales of investment,
     mortgage-backed and venture capital
     securities available for sale ...................       7.7       (76.6)
    Gains on sales of student loans
      available for sale .............................      (6.8)       (4.0)
    Release of preferred shares to ESOP ..............      18.4           -
    Trading account securities gains .................      (2.7)      (15.4)
    Purchases of trading account securities .......... (43,544.4)  (48,067.6)
    Proceeds from sales of trading account
      securities .....................................  43,513.8    47,820.0
    Originations of mortgages held for sale .......... (19,973.0)  (23,575.3)
    Proceeds from sales of mortgages held for sale ...  22,882.4    22,531.9
    Proceeds from sales of investment and mortgage-
     backed securities available for sale ............         -     1,516.7
    Purchases of investment and mortgage-backed
     securities available for sale ...................         -    (2,582.9)
    Proceeds from maturities and paydowns of
      investment and  mortgage-backed securities
      available for sale .............................         -     1,836.5
    Originations of student loans available for sale..    (660.9)     (661.7)
    Proceeds from sales of student loans
     available for sale ..............................     446.6       547.9
    Deferred income taxes ............................     (20.9)      (10.9)
    Interest receivable ..............................     (31.1)       15.8
    Interest payable .................................      (7.0)       35.4
    Other assets, net ................................     (39.2)      171.3
    Other accrued expenses and liabilities, net ......     326.2       496.4
      Net cash flows from
       operating activities ..........................   3,706.4       690.6


(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Continued from page 6)

In millions                                               Nine Months Ended
                                                            September 30
                                                           1994        1993
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of:
    Investment securities ...........................      847.2      620.0
    Investment and mortgage-backed
      securities available for sale .................    2,400.2          -
  Proceeds from sales and calls of:
    Investment securities ...........................       73.9        0.7
    Investment and mortgage-backed
      securities available for sale .................    2,658.6          -
  Purchases of:
    Investment securities ...........................     (581.9)    (562.8)
    Investment and mortgage-backed
      securities available for sale .................   (6,594.9)         -
  Proceeds from sales of consumer loans by
    banking subsidiaries ............................          -       48.2
  Net increase in banking
   subsidiaries' loans and leases....................     (644.2)    (838.3)
  Principal collected on non-bank
   subsidiaries' loans and leases ...................    2,715.8    2,945.1
  Non-bank subsidiaries' loans and
   leases originated ................................   (3,804.4)  (3,189.1)
  Purchases of premises and equipment ...............     (203.6)    (168.2)
  Proceeds from sales of premises and equipment .....        8.2        8.4
  Proceeds from sales of other real estate owned ....       72.1       84.8
  Purchases of subsidiaries, net of cash
   and cash equivalents acquired ....................       90.1    1,949.3
  Divestiture of branches, net of cash and
   cash equivalents paid ............................      (55.1)         -
     Net cash flows from (used for)
      investing activities ..........................   (3,018.0)     898.1

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .....................................   (2,354.9)    (513.1)
  Short-term borrowings, net ........................    1,017.4   (2,627.9)
  Long-term debt borrowings .........................    2,454.4    2,755.9
  Repayments of long-term debt ......................   (1,091.0)  (1,268.8)
  Issuances of common stock .........................       40.4       42.4
  Repurchases of common stock .......................     (316.6)     (93.8)
  Repurchases of preferred stock ....................       (8.3)      (0.6)
  Net decrease in notes receivable from ESOP ........        3.0        2.1
  Dividends paid ....................................     (196.3)    (162.2)
    Net cash flows used for
     financing activities ...........................     (451.9)  (1,866.0)
    Net increase (decrease) in cash and
      cash equivalents ..............................      236.5     (277.3)

CASH AND CASH EQUIVALENTS
  Beginning of period ...............................    3,608.0    3,428.0
  End of period .....................................  $ 3,844.5    3,150.7

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
shares                       Stock    Shares    Stock   plus   Earnings      for Sale    from ESOP      Stock  Translation   Total

Balance, December 31,
  1992, as
  originally reported    $   342.5         -   242.4   616.0    2,002.8             -        (19.5)     (43.2)        (0.3) 3,140.7
 Adjustments for
  pooling of interests        51.5         -    22.7    70.6       86.3             -            -          -            -    231.1
Balance, December 31,
 1992, restated              394.0         -   265.1   686.6    2,089.1             -        (19.5)     (43.2)        (0.3) 3,371.8
Net income                                                        502.0                                                       502.0
Dividends on
  Common stock                                                   (138.7)                                                     (138.7)
  Preferred stock                                                 (23.5)                                                      (23.5)
Stock split                                    244.2  (244.2)                                                                     -
Repurchase of 4,950
  preferred shares            (0.5)                                (0.1)                                                       (0.6)
Conversion of 320,202
  preferred shares to
  1,705,410 common shares    (13.4)              2.1    11.3                                                                      -
Issuance of 3,891,049
 common shares                                   1.6    61.6      (41.7)                                 43.1                  64.6
Issuance of 2,438,760
  common shares for
  acquisitions                                   0.7   (16.4)      (1.7)                                 34.4                  17.0
Repurchase of 3,686,246
 common shares                                                                                          (93.8)                (93.8)
Cash payments
 received on notes
 receivable from ESOP                                                                          2.1                              2.1
Tax benefits of dividends
  on common stock held
  by ESOP                                                           0.2                                                         0.2
Foreign currency
  translation                                                                                                          (3.6)   (3.6)
Balance,
 September 30, 1993      $   380.1         -   513.7   498.9    2,385.6             -        (17.4)     (59.5)         (3.9) 3,697.5

(Continued on page 9)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 8)


                                                                                 Net
                                                                          Unrealized
                                                                               Gains
In                                                                       (Losses) on
millions,                           Unearned                              Securities	  Notes                   Foreign
except for               Preferred      ESOP  Common   Sur-   Retained     Available   Receivable   Treasury       Currency
shares                       Stock    Shares   Stock   plus   Earnings      for Sale    from ESOP      Stock    Translation   Total

Balance, December 31,
 1993 as originally
 reported                $   341.9         -   490.2   413.0    2,394.4             -       (16.3)     (51.5)         (3.3) 3,568.4
Adjustments for
 pooling of interests         38.1         -    25.2    90.3       38.9             -           -          -             -    192.5
Balance, December 31,
 1993, restated              380.0         -   515.4   503.3    2,433.3             -       (16.3)     (51.5)         (3.3) 3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994                                                                313.4                                         313.4
Net income                                                        595.5                                                       595.5
Dividends on
  Common stock                                                   (175.3)                                                     (175.3)
  Preferred stock                                                 (21.0)                                                      (21.0)
Conversion of 1,222,074
  preferred shares to
  3,405,917 common shares    (48.7)              4.4    24.6                                            19.7                      -
Repurchase of 192,220
  preferred shares            (8.3)                                                                                            (8.3)
Issuance of 40,900
  preferred shares
  to ESOP                     40.9     (42.1)            1.2                                                                      -
Release of preferred
  shares to ESOP                        19.0            (0.6)                                                                  18.4
Issuance of 2,478,203
 common shares                                   0.1    19.9      (36.3)                                65.7                   49.4
Issuance of 11,894,200
 common shares for
 acquisitions                                   18.6    29.7       58.5                                 19.3                  126.1
Repurchase of 12,071,500
 common shares                                                                                        (316.6)                (316.6)
Change in net unrealized
  gains (losses) on securities
  available for sale                                                           (520.3)                                       (520.3)
Cash payments received
 on notes receivable
 from ESOP                                                                                    3.0                               3.0
Foreign currency
 translation                                                                                                          (0.9)    (0.9)
Balance,
 September 30, 1994      $   363.9     (23.1)  538.5   578.1    2,854.7        (206.9)      (13.3)    (263.4)         (4.2) 3,824.3


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


2.  Consolidated Statements of Cash Flows

Cash paid for interest and income taxes for the nine months ended September 30 was:

    In millions
                                        1994      1993
    Interest                        $1,135.4    1,109.1
    Income taxes                        89.8      192.4

During the first nine months of 1994 and 1993, $43.4 million and $51.3 million, respectively, of loans were transferred to other real estate owned. Mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. ("First United"), were transferred to available for sale in the first quarter of 1994. The transfer was made to comply with the corporation's investment and interest rate risk policies. See Note 11 for a discussion of the acquisition of First United. Venture capital securities of $122.0 million, originally classified as available for sale, were transferred to the held to maturity category in January 1994 to comply with FAS 115.

During the nine months ended September 30, 1994 and 1993, the corporation issued 1,071,888 shares and 2,127,428 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the stated amount of $40.9 million at a premium of $1.2 million. A corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 7). Preferred stock in the amount of $19.0 million was released to the ESOP during the nine months ended September 30, 1994.

In conjunction with the acquisition of First United, $30.2 million of preferred stock of First United was converted into common stock of the corporation.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at September 30, 1994 and December 31, 1993 were:


In millions                                          September 30, 1994
                                                     Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Held for investment:
 U.S. Treasury and federal agencies .. $   236.9           -        (4.8)      232.1
 State, municipal and housing -
  tax exempt..........................     710.4        25.6        (9.9)      726.1
 Other ...............................     433.2        50.7        (3.1)      480.8
    Total investment securities
     held for investment ............. $ 1,380.5        76.3       (17.8)    1,439.0

Available for sale:
 U.S. Treasury and federal agencies .. $ 1,103.5        11.6       (19.8)    1,095.3
 State, municipal and housing -
  tax exempt .........................      98.8         0.8        (1.8)       97.8
 Other ...............................     297.4        94.5       (10.5)      381.4
    Total investment securities
     available for sale ..............   1,499.7       106.9       (32.1)    1,574.5
 Mortgage-backed securities:
  Federal agencies ...................  11,294.2        37.5      (432.9)   10,898.8
  Collateralized mortgage
   obligations .......................     122.0         0.9        (1.5)      121.4
    Total mortgage-backed securities
     available for sale ..............  11,416.2        38.4      (434.4)   11,020.2

    Total investment and
     mortgage-backed securities
     available for sale .............. $12,915.9       145.3      (466.5)   12,594.7



In millions                                           December 31, 1993
                                                      Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains      Losses      Value
Held for investment:
 U.S. Treasury and federal agencies ..  $   665.0        5.5            -     670.5
 State, municipal and housing -
   tax exempt ........................      632.9       50.1         (1.0)    682.0
 Other ...............................      244.8        0.3            -     245.1
    Total investment securities
     held for investment .............    1,542.7       55.9         (1.0)  1,597.6
 Mortgage-backed securities:
  Federal agencies ...................      126.0        2.1            -     128.1
  Collateralized mortgage
   obligations .......................       25.0          -            -      25.0
    Total mortgage-backed
     securities held for investment ..      151.0        2.1            -     153.1

    Total investment and
     mortgage-backed securities
     held for investment .............  $ 1,693.7       58.0         (1.0)  1,750.7

Available for sale:
 U.S. Treasury and federal agencies ..  $ 1,520.5       77.2         (2.8)  1,594.9
 State, municipal and housing -
   tax exempt ........................       96.2        3.7         (0.1)     99.8
 Other ...............................      384.5      188.8         (7.1)    566.2
    Total investment securities
     available for sale ..............    2,001.2      269.7        (10.0)  2,260.9
 Mortgage-backed securities:
  Federal agencies ...................    8,889.1      227.5         (7.5)  9,109.1
  Collateralized mortgage
   obligations .......................      132.5        2.7         (0.3)    134.9
    Total mortgage-backed securities
     available for sale ..............    9,021.6      230.2         (7.8)  9,244.0

    Total investment and
     mortgage-backed securities
     available for sale ..............  $11,022.8      499.9        (17.8) 11,504.9


Interest income on investment and mortgage-backed securities for the quarters and nine months ended September 30 were:

                                                  Quarter           Nine Months
In millions                                      1994     1993      1994     1993

Held for investment:
 U.S. Treasury and federal agencies ..        $   2.2     10.6       4.4     34.4
 State, municipal and housing -
   tax exempt ........................           12.9     13.6      38.1     43.0
 Other ...............................            6.1      4.5      14.9     12.4
    Total investment securities
     held for investment .............        $  21.2     28.7      57.4     89.8
 Mortgage-backed securities:
  Federal agencies ...................        $     -      2.8         -      6.5
  Collateralized mortgage
   obligations .......................              -      0.2         -      0.8
    Total mortgage-backed securities
     held for investment .............        $     -      3.0         -      7.3


Available for sale:
 U.S. Treasury and federal agencies ..        $  23.4     24.3      71.4     73.6
 State, municipal and housing -
   tax exempt ........................            1.4      1.2       4.0      3.5
 Other ...............................            5.2      4.2      15.1     10.9
    Total investment securities
     available for sale ..............        $  30.0     29.7      90.5     88.0
 Mortgage-backed securities:
  Federal agencies ...................        $ 191.0    130.4     498.8    429.5
  Collateralized mortgage
   obligations .......................            2.1     10.4       6.3     25.0
    Total mortgage-backed securities
     available for sale ..............        $ 193.1    140.8     505.1    454.5



During the three and nine months ended September 30, 1994, certain investment securities with a total amortized cost of $24.2 million and $73.7 million, respectively, were sold by the corporation principally because such securities were called by the issuers prior to maturity, or in certain cases due to significant deterioration in the creditworthiness of the related issuers. The sales and calls of investment securities resulted in net gains of $0.9 million for the third quarter and $0.2 million for the nine months ended September 30, 1994.


4.  Loans and Leases

The carrying values of loans and leases at September 30, 1994 and December 31, 1993 were:

In millions                                 September 30,    December 31,
                                                     1994            1993

Commercial ...............................     $  8,056.6         7,624.1
Construction and land development ........          587.7           565.6
Real estate ..............................       12,115.0        11,738.8
Consumer .................................       10,114.0         8,606.3
Lease financing ..........................          689.2           698.6
Foreign ..................................          618.1           548.5
  Total loans and leases .................       32,180.6        29,781.9
Unearned discount ........................       (1,105.6)       (1,021.1)
  Loans and leases, net of
    unearned discount ....................     $ 31,075.0        28,760.8

Changes in the allowance for credit losses for the quarters and nine months ended September 30 were:



                                                 Quarter         Nine Months
In millions                                     1994    1993     1994    1993

Balance at beginning of period ............  $ 790.4   773.0    789.2   773.1
  Allowance related to loans acquired .....      1.9    23.5     19.7    29.3

  Provision for credit losses .............     41.6    23.3    101.6   100.8

  Credit losses ...........................    (71.2)  (66.7)  (214.8) (208.7)
  Recoveries ..............................     27.2    35.6     94.2    94.2
    Net credit losses .....................    (44.0)  (31.1)  (120.6) (114.5)
Balance at end of period ..................  $ 789.9   788.7    789.9   788.7

5.  Non-accrual, Restructured and 90-Day Past Due Loans and Other Real Estate
    Owned

Non-accrual, restructured and 90-day past due loans and other real estate owned at September 30, 1994 and 1993 and December 31, 1993 were:

In millions                                   September 30,   December 31,
                                              1994      1993          1993

Non-accrual loans .......................  $ 128.4     246.0         195.7
Restructured loans ......................      2.2       6.9          10.3
  Total non-accrual and
   restructured loans ...................    130.6     252.9         206.0
Other real estate owned .................     44.2      89.0          63.0
  Total non-performing assets ...........    174.8     341.9         269.0
Loans and leases past due
  90 days or more* ......................     73.7      74.8          50.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 248.5     416.7         319.8

* Excludes non-accrual and restructured loans.

The effects of non-accrual and restructured loans on interest income for the quarters and nine months ended September 30 were:


                                              Quarter         Nine Months
In millions                                 1994    1993      1994    1993

Interest
  As originally contracted ...........    $  3.5     4.2      15.3    15.1
  As recognized ......................      (1.8)   (0.8)     (3.0)   (2.7)
    Reduction of interest income .....    $  1.7     3.4      12.3    12.4


6.  Long-term Debt

During the first nine months of 1994, certain banking subsidiaries of the corporation received $8 million in advances from the Federal Home Loan Bank
(FHLB) bearing interest at 6.23 percent and maturing in April 2009, $41 million in FHLB advances bearing interest at LIBOR minus 10 basis points maturing in November 1994, and $275 million in FHLB advances bearing interest at LIBOR minus 5 basis points maturing from July 1995 to July 1996. In addition, a banking subsidiary of the corporation received $500 million in advances from the Student Loan Marketing Association bearing interest at LIBOR minus 2 basis points maturing in December 1995. The corporation issued $200 million of medium-term notes at LIBOR plus 5 basis points due in May 1996, $200 million of medium-term notes at LIBOR maturing in May 1996, and $175 million of medium-term notes bearing fixed rates ranging from 7.125 percent to
7.45 percent maturing in August and September 1999. The corporation also issued $200 million of senior notes bearing interest at LIBOR plus 5 basis points maturing in February 1999. Also, during the first nine months of 1994, Norwest Financial, Inc. issued $870 million of senior and senior subordinated notes bearing fixed rates ranging from 5.40 percent to 8.65 percent which mature from March 1996 to February 2004.

7. Preferred Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. The table below is a summary of the corporation's preferred stock at September 30, 1994 and December 31, 1993. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.



In millions, except share amounts

                                                              Annual
                                                            Dividend
                              Shares Outstanding             Rate at          Amount Outstanding
                          September 30,  December 31,   September 30,     September 30,  December 31,
                                   1994          1993            1994              1994          1993
10.24% Cumulative,
  $100 stated value           1,127,125     1,131,250          10.24%            $112.8         113.2
7.00% Cumulative
  Convertible, Series B,
  $200 stated value           1,143,675     1,143,750           7.00%             228.7         228.7
ESOP Cumulative Convertible,
  $1,000 stated value            22,471             -           9.00%              22.4             -
First United Cumulative
  Convertible Exchangeable,
  Series A, $25 stated value          -     1,200,000              -                  -          30.0
First United Adjustable Rate
  Cumulative, Series B,
  $1 par value                        -       188,095              -                  -           7.9
First United 10.00% Cumulative
  Convertible Exchangeable,
  Series C, $1 par value              -         3,570              -                  -           0.2
    Preferred stock                                                               363.9         380.0
Unearned ESOP shares                                                              (23.1)            -
    Total preferred stock                                                        $340.8         380.0


On March 31, 1994 the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("ESOP Preferred Stock"). All shares of the ESOP Preferred Stock have been issued to a trustee acting on behalf of the Norwest Corporation Savings-Investment Plan and Master Savings Trust (the "Plan"). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 9.00 percent.

Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the third quarter of 1994, 12,654 shares of ESOP Preferred Stock were converted into 501,651 shares of common stock of the corporation. During the nine months ended September 30, 1994, 18,429 shares of ESOP Preferred Stock were converted into 743,535 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and
(b) the fair market value, as defined in the ESOP Preferred Stock Certificate of Designations, of the ESOP Preferred Stock.

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

As a result of the acquisition of First United (See Note 11), each share of the Cumulative Convertible Exchangeable Preferred Stock, Series A, and the 10.00% Cumulative Convertible Exchangeable Preferred Stock, Series C, was converted into 2.2 and 6.039 shares, respectively, of the corporation's common stock and each outstanding share of the Adjustable Rate Cumulative Preferred Stock, Series B, was redeemed for $42 per share plus accrued and unpaid dividends.

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

Selected financial information by business segment for the quarters and nine months ended September 30 is included in the following summary:

                                 Quarter               Nine Months
In millions                     1994      1993        1994      1993
Revenues:*
  Banking                  $   975.0     862.7     2,836.0   2,666.2
  Mortgage banking             225.2     227.0       667.1     601.6
  Consumer finance             309.9     272.9       894.6     804.7
    Total                  $ 1,510.1   1,362.6     4,397.7   4,072.5
Organizational earnings:*
  Banking                  $   128.4     108.9       392.5     312.0
  Mortgage banking              18.6      12.6        40.9      46.1
  Consumer finance              56.0      53.3       162.1     143.9
    Total                  $   203.0     174.8       595.5     502.0
Total assets:
  Banking                  $45,775.6  41,922.9
  Mortgage banking           4,997.8   6,993.2
  Consumer finance           5,792.0   4,939.4
    Total                  $56,565.4  53,855.5

* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.



9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for each of the quarters and nine months ended September 30 is presented below:

                                 Quarter             Nine Months
In millions                   1994      1993       1994       1993

Origination fees            $ 25.7      36.4       82.2       94.5
Servicing fees                51.1       8.8      129.5       31.0
Net gains (losses) on sales
  of servicing rights         37.4      (0.3)      74.6       61.5
Net gains on sales of
  mortgages                    8.1      61.5       70.4       90.7
Other mortgage fee income     19.3      15.9       60.1       54.5
  Total mortgage banking
    non-interest income     $141.6     122.3      416.8      332.2



Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $70,470.0 million and $38,039.0 million at September 30, 1994 and 1993, respectively.

Changes in intangibles from purchased mortgage loan servicing rights for the quarters and nine months ended September 30 were:

                                 Quarter             Nine Months
In millions                   1994      1993       1994       1993

Balance at beginning
    of period               $349.8     110.4      185.2       64.0
  Purchases                  110.7      47.5      311.6      116.5
  Sales                      (15.0)        -      (32.9)      (2.4)
  Amortization               (13.5)     (8.7)     (31.7)     (16.3)
  Adjustments due to
    changes in prepayment
    assumptions               (0.2)     (4.9)      (0.4)     (17.5)
Balance at end of period    $431.8     144.3      431.8      144.3



10. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. Amortizing swaps' notional amounts and lives change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. A key assumption in the information which follows is that rates remain constant at September 30, 1994 levels. To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices.

For the nine months ended September 30, 1994, the end-user derivative activities increased interest income by $5.9 million and reduced interest expense by $5.9 million, for a total benefit to net interest income of $11.8 million. For the same period in 1993, interest income was increased by $10.1 million and interest expense was reduced by $9.1 million, for a total benefit to net interest income of $19.2 million.

The following table presents the maturities and weighted average rates for end-user derivatives by type:



Dollars in millions
                                              Maturity
                                                                   There-
September 30, 1994           1994     1995   1996    1997    1998   after     Total

Swaps:
Generic receive fixed-
  Notional value          $   500        -    405      50     200     100     1,255
  Weighted avg.
    receive rate             6.15%       -   4.71    9.12    5.60    6.11      5.71
  Weighted avg. pay rate     4.92%       -   4.94    4.63    5.06    4.88      4.94

Generic pay fixed-
  Notional value          $     -        -      -       -       -     100       100
  Weighted avg.
    receive rate                -%       -      -       -       -    5.13      5.13
  Weighted avg. pay rate        -%       -      -       -       -    5.69      5.69

Basis -
  Notional value          $     -        -    200       -      29       -       229
  Weighted avg.
    receive rate                -%       -   4.91       -    4.63       -      4.87
  Weighted avg. pay rate        -%       -   5.00       -    4.26       -      4.91

Interest rate caps (1):
  Notional value          $     -        8     16       -     327       -       351

    Total notional value  $   500        8    621      50     556     200     1,935

    Total weighted avg.
    rates on swaps:
      Receive rate           6.15%       -   4.77    9.12    5.48    5.62      5.55

      Pay rate               4.92%       -   4.96    4.63    4.96    5.28      4.98


(1)  Average rates are not meaningful for interest rate caps.

Note:  Weighted average variable rates are the actual rates as of September
       30, 1994.


Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 1994 is summarized as follows:


In millions               December 31,             Amortizations                   September 30,
                                  1993  Additions     Maturities     Terminations           1994
Swaps:

  Generic receive fixed       $    875        480              -             (100)         1,255

  Amortizing receive fixed           -      1,900           (103)          (1,797)             -

  Generic pay fixed                300          -           (100)            (100)           100

  Basis                              -        229              -                -            229

    Total swaps                  1,175      2,609           (203)          (1,997)         1,584


Interest rate caps                 649          -           (298)               -            351

Futures                          2,000          -              -           (2,000)             -

Total                         $  3,824      2,609           (501)          (3,997)         1,935


Net deferred losses on terminations of end-user derivatives were $58.0 million at September 30, 1994. The amortization of the net deferred losses by year is: 1994 - $3.7 million; 1995 - $16.5 million; 1996 - $12.7 million; 1997 - $11.4 million; 1998 - $9.9 million; 1999 - $2.8 million; and thereafter - $1.0 million. Gains and losses on terminations of end-user derivatives were not material at December 31, 1993.

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

The following table provides the gross gains and gross losses not yet recognized in the income statements for end-user derivatives applicable to certain hedged assets and liabilities:

In millions
                                            Balance Sheet Category
                                                 Interest-        Other     Long-
                           Investment              bearing   Short-term     term
September 30, 1994         Securities    Loans    Deposits   Borrowings     Debt      Total

Swaps:

  Pay variable
    Unrealized gains       $        -        -           -            -      2.6       2.6
  Pay variable
    Unrealized (losses)             -     (0.6)      (19.9)           -    (13.5)    (34.0)

    Pay variable net                -     (0.6)      (19.9)           -    (10.9)    (31.4)

  Pay fixed
    Unrealized gains                -        -        13.4            -        -      13.4

  Basis
    Unrealized (losses)          (2.1)       -           -            -        -      (2.1)

  Total unrealized gains            -        -        13.4            -      2.6      16.0
  Total unrealized (losses)      (2.1)    (0.6)      (19.9)           -    (13.5)    (36.1)

    Total net              $     (2.1)    (0.6)       (6.5)           -    (10.9)    (20.1)

Interest rate caps:

  Unrealized gains         $      1.4        -           -            -      0.5       1.9
  Unrealized (losses)               -        -           -         (0.1)       -      (0.1)

    Total net              $      1.4        -           -         (0.1)     0.5       1.8

  Grand total
    Unrealized gains       $      1.4        -        13.4            -      3.1      17.9
  Grand total
    Unrealized (losses)          (2.1)    (0.6)      (19.9)        (0.1)   (13.5)    (36.2)

  Grand total net          $     (0.7)    (0.6)       (6.5)        (0.1)   (10.4)    (18.3)



As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At September 30, 1994, the corporation had forward contracts totaling $4.1 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

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

The corporation acquired Bank of Scottsdale, a $93 million bank located in Scottsdale, Arizona, on October 21, 1994, for cash of $13.6 million. On October 2, 1994, the corporation acquired Copper Bancshares, Inc., a $98 million bank holding company located in Silver City, New Mexico, and issued 524,920 common shares. On September 15, 1994, the corporation acquired LaPorte Bancorp, a $137 million bank holding company located in Hammond, Indiana, and issued 564,553 common shares. On July 1, 1994, the corporation acquired American Land Title Company of Kansas City, Inc. and issued 166,666 common shares.

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

The acquisitions of Bank of Montana System, Community Credit Co., First National Bank of Arapahoe County, First National Bank of Lakewood, First National Bank of Southeast Denver, Lindeberg Financial Corporation and St. Cloud National Bank & Trust Co. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of Bank of Scottsdale, Copper Bancshares, Inc., LaPorte Bancorp, American Land Title Company of Kansas City, Inc., D.L. Bancshares, Inc., Double Eagle Financial Corporation and St. Cloud Metropolitan Agency, Inc., were accounted for using the purchase method.

The corporation has nine other pending acquisitions with total assets of approximately $2.8 billion and it is anticipated that cash of $184.8 million and approximately 4.4 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during the fourth quarter of 1994 and the first quarter of 1995 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1993 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A dated May 13, 1994.

EARNINGS PERFORMANCE

The corporation reported net income of $203.0 million for the quarter ended September 30, 1994, a 16.1 percent increase over the $174.8 million earned in the third quarter of 1993. Net income per common share was 62 cents, compared with 54 cents in the third quarter of 1993, an increase of 14.8 percent. Return on realized common equity was 21.1 percent and return on assets was
1.45 percent for the third quarter of 1994, compared with 20.4 percent and
1.35 percent, respectively, in the third quarter of 1993.

For the nine months ended September 30, 1994, net income was $595.5 million, or $1.82 per common share, an increase of 18.6 percent and 16.7 percent, respectively, over the $502.0 million or $1.56 per common share earned in the first nine months of 1993. Return on realized common equity was 21.4 percent and return on assets was 1.46 percent for the first nine months of 1994, compared with 20.3 percent and 1.35 percent, respectively, for the same period a year ago.

The 1993 results have been restated to include First United Bank Group, Inc. ("First United"), acquired on January 14, 1994, in a pooling of interests transaction. For a discussion of additional completed and pending acquisitions, see Note 11 to the unaudited consolidated financial statements for the third quarter 1994.


ORGANIZATIONAL EARNINGS*

The earnings of the corporation's major entities appear below for the quarters and nine months ended September 30.

                                                 Quarter         Nine Months
In millions                                     1994    1993     1994    1993

Banking                                      $ 128.4   108.9    392.5   312.0
Mortgage banking                                18.6    12.6     40.9    46.1
Norwest Financial Services, Inc.
  and subsidiaries                              56.0    53.3    162.1   143.9
Net income                                   $ 203.0   174.8    595.5   502.0

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

Banking

The Banking Group reported third quarter 1994 earnings of $128.4 million, a
17.9 percent increase over the third quarter 1993 earnings of $108.9 million. For the nine months ended September 30, 1994, earnings increased 25.8 percent to $392.5 million from $312.0 million for the same period in 1993. The increased earnings in the first nine months of 1994 reflected a 15.7 percent growth in tax-equivalent net interest income to $1,420.2 million, due to an
11.2 percent increase in average earning assets and a 19 basis point increase in net interest margin. The Banking Group's year-to-date provision for credit losses decreased 16.9 percent to $19.8 million, compared with the same period in 1993, reflecting continued decreases in non-performing assets and net credit losses. Non-interest income decreased 8.0 percent to $624.4 million from the first nine months of 1993, largely due to net investment securities losses. The Banking Group recorded net securities losses of $57.6 million during the nine months ended September 30, 1994, compared with securities gains of $27.7 million in the same period last year. Non-interest expenses of $1,444.1 million for the first nine months of 1994 were up 0.8 percent compared with the first nine months of 1993.


Mortgage Banking

Mortgage banking operations earned $18.6 million during the third quarter of 1994, an increase of 47.4 percent from the $12.6 million earned in the third quarter of 1993. For the first nine months of 1994, mortgage banking earned $40.9 million compared with $46.1 million during the same period in 1993, a decrease of 11.3 percent. Mortgage originations were $6.0 billion in the third quarter of 1994 and $19.9 billion during the first nine months of 1994, decreases of 37.1 percent and 14.3 percent, respectively, from the third quarter and first nine months of 1993. Servicing increased $11.1 billion in the third quarter of 1994 and $24.8 billion from year-end 1993. Servicing acquired in the three and nine months ended September 30, 1994, were $9.5 billion and $15.5 billion, respectively. Sales of servicing amounted to $3.4 billion and $6.5 billion, respectively, for the quarter and nine months ended September 30, 1994. The mortgage servicing portfolio totaled $70.5 billion at September 30, 1994, an increase of $32.4 billion from the end of the third quarter of 1993 and $24.8 billion from year-end 1993.


Norwest Financial Services, Inc. and subsidiaries ("Norwest Financial")

Norwest Financial reported earnings of $56.0 million in the third quarter of 1994, compared with $53.3 million in the third quarter of 1993, an increase of
5.1 percent. Norwest Financial's net income of $162.1 million for the first nine months of 1994 was up 12.7 percent from the same period a year ago. The growth in year-to-date earnings reflect a 13.3 percent increase in Norwest Financial's tax-equivalent net interest income. This increase resulted from a
13.9 percent increase in average finance receivables compared with the first nine months of 1993, partially offset by a 12 basis point decline in net interest margin due to higher funding costs.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $728.9 million in the third quarter of 1994, compared with $634.2 million in the third quarter of 1993, an increase of 14.9 percent. For the first nine months of 1994, tax-equivalent net interest income increased 11.5 percent from the same period in 1993 to $2,090.7 million. Growth in tax-equivalent net interest income was a result of continued growth in average earning assets and increased net interest margin. Compared to the third quarter of 1993, average earning assets increased 8.3 percent and net interest margin widened 31 basis points. For the first nine months of 1994, average earning assets grew 9.6 percent and net interest margin increased 10 basis points from the same period a year earlier. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.76 percent for the third quarter and
5.64 percent for the first nine months of 1994, compared with 5.45 percent and
5.54 percent, respectively, for the same periods in 1993. The net interest margin for both the quarterly and year-to-date periods benefited from an improvement in the yield spread and a shift in the mix of earning assets to relatively higher-yielding loans. The following table summarizes changes in tax-equivalent net interest income between the quarters ended September 30 and June 30 and nine months ended September 30. In addition, see pages 33 and 34 for additional information with respect to average balances and tax-equivalent yields and rates.

Changes in Tax-Equivalent Net Interest Income*



In millions                                         3Q 94     3Q 94    9 Mos. 94
                                                     over      over      over
                                                    3Q 93     2Q 94    9 Mos. 93
Increase (decrease) due to
  Change in earning asset volume ................  $ 55.6       9.5       182.1
  Change in volume of interest-free funds .......     4.0       0.1        24.0
  Change in net return from
   Interest-free funds ..........................     4.5       5.9        (5.3)
   Interest-bearing funds .......................     2.8       5.7       (65.0)
  Change in earning asset mix ...................    26.6       7.4        73.4
  Change in funding mix .........................     1.2      (4.3)        6.9
Change in tax-equivalent net interest income ....  $ 94.7      24.3       216.1



* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.

Trading Revenues

Interest income on a tax-equivalent basis derived from trading account securities was $4.9 million and $8.4 million for the three months ended September 30, 1994 and 1993, respectively. Year-to-date tax-equivalent interest income was $21.2 million for the first nine months of 1994 compared with $22.2 million for the comparable period of 1993. Non-interest trading revenues (losses) were $7.8 million and $(9.5) million for the three and nine months ended September 30, 1994, respectively. The comparable figures for 1993 were $9.6 million for the third quarter and $26.2 million for the first nine months. The trading revenues were derived from the following activities:


                                            Three Months Ended September 30,
In millions                          1994                              1993
                                    Non-                              Non-
                       Interest     interest             Interest     interest
                         Income     Income     Total       Income     Income     Total
Securities:
  U.S. Treasury
    and agencies        $  2.1             -     2.1          1.7            -     1.7
  State and
    municipal              0.4             -     0.4          0.6            -     0.6
  Mortgage-backed          0.1             -     0.1          0.3            -     0.3
  Other                    0.3             -     0.3          0.4            -     0.4
                           2.9             -     2.9          3.0            -     3.0

Derivatives:
  Swaps and other
    interest rate
    contracts              2.0          (8.2)   (6.2)         5.4          0.7     6.1
  Options                    -           0.8     0.8            -            -       -
  Debt instruments           -             -       -            -            -       -
  Futures                    -          (0.4)   (0.4)           -         (1.5)   (1.5)

Gains (losses) on
  securities sold            -          13.7    13.7            -          9.3     9.3
Foreign exchange
  trading                    -           1.9     1.9            -          1.1     1.1
Total                   $  4.9           7.8    12.7          8.4          9.6    18.0



                                         Nine Months Ended September 30,
In millions                          1994                              1993
                                    Non-                              Non-
                       Interest     interest             Interest     interest
                         Income     Income     Total       Income     Income     Total
Securities:
  U.S. Treasury
    and agencies        $  9.0             -     9.0          6.1            -     6.1
  State and
    municipal              1.4             -     1.4          1.6            -     1.6
  Mortgage-backed          0.9             -     0.9          0.9            -     0.9
  Other                    0.6             -     0.6          1.0            -     1.0
                          11.9             -    11.9          9.6            -     9.6

Derivatives:
  Swaps and other
    interest rate
    contracts              9.3         (25.3)  (16.0)        12.6         10.2    22.8
  Options                    -           7.4     7.4            -            -       -
  Debt instruments           -             -       -            -          0.1     0.1
  Futures                    -           1.0     1.0            -         (2.7)   (2.7)

Gains (losses) on
  securities sold            -           2.7     2.7            -         15.4    15.4
Foreign exchange
  trading                    -           4.7     4.7            -          3.2     3.2
Total                   $ 21.2          (9.5)   11.7         22.2         26.2    48.4




Provision for Credit Losses

The corporation provided $41.6 million for credit losses in the third quarter of 1994, compared with $23.3 million in the same period a year ago. Net credit losses totaled $44.0 million and $31.1 million for the three months ended September 30, 1994 and 1993, respectively. As a percent of average loans and leases, net credit losses were 0.57 percent in the third quarter of 1994, compared with 0.46 percent in the same period a year ago.

For the first nine months of 1994, the provision for credit losses totaled $101.6 million, compared with $100.8 million in the year-earlier period. Net credit losses were $120.6 million, or 0.54 percent of average loans and leases, for the nine months ended September 30, 1994, compared with $114.5 million, or 0.59 percent, for the same period in 1993.


Non-interest Income

Consolidated non-interest income of $379.4 million was essentially flat compared with $377.4 million in the third quarter of 1993, primarily due to investment securities losses related to repositioning portions of the corporation's investment portfolio. Net investment securities losses of $51.9 million were recorded during the third quarter of 1994, providing an opportunity to reinvest at higher yields. For the first nine months of 1994, non-interest income was up $52.2 million to $1,200.4 million, an increase of
4.6 percent over 1993. This increase was primarily due to increased mortgage banking revenues, insurance fees and deposit service charges, partially offset by net losses on sales of investment securities. Excluding gains (losses) on investment/mortgage-backed securities and investment/mortgage-backed securities available for sale and venture capital gains, non-interest income increased 16.3 percent from the third quarter of 1993 and 12.7 percent from the first nine months of 1993.

Mortgage banking revenues were $141.6 million for the third quarter of 1994, an increase of 15.8 percent over the same period in 1993. For the nine months ended September 30, 1994, mortgage banking revenues were $416.8 million compared with $332.2 million for the first nine months of 1993, an increase of
25.5 percent. The growth in mortgage banking revenues principally reflects increased servicing fees resulting from growth in the corporation's servicing portfolio. For the three months ended September 30, 1994, net gains on sales of mortgages in the secondary market were $8.1 million, down from $61.5 million in the third quarter of 1993 due to continued tight pricing. This was partially offset by $37.4 million of net gains on sales of servicing rights in the current quarter, compared with net losses of $0.3 million in last year's third quarter. See Note 9 to the unaudited consolidated financial statements for the third quarter of 1994 for a detailed analysis of mortgage banking revenues for the three and nine months ended September 30, 1994 and 1993.

For the first nine months of 1994, credit cards fees were $82.6 million, $3.3 million less than the same period in 1993, due to the repurchase of $858 million of credit card receivables from the securitized credit card receivable trusts during 1993 and 1994. The repurchase program was completed during the second quarter of 1994. Revenues on securitized credit card receivables are recorded in non-interest income rather than net interest income.

Net venture capital gains were $16.2 million for the quarter and $51.4 million for the nine months ended September 30, 1994, compared with $21.4 million and $48.0 million, respectively, for the same periods in 1993. Sales of venture capital securities generally relate to holdings becoming publicly traded and prevailing subsequent market conditions. Therefore, venture capital gains are unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $76.3 million at September 30, 1994.


Non-interest Expenses

Consolidated non-interest expenses of $760.5 million increased 2.5 percent over the third quarter of 1993. For the nine months ended September 30, 1994, non-interest expenses were up $107.3 million to $2,288.6 million, an increase of 4.9 percent over 1993. The quarterly and year-to-date results reflect higher salaries and benefits costs, occupancy charges and equipment rentals, primarily due to acquisitions and additional Norwest Financial stores. Offsetting these increases were decreases in other non-interest expenses of $28.0 million for the three months and $121.1 million for the nine months ended September 30, 1994, compared with the same periods a year ago. These decreases reflect lower charitable contributions to the Norwest Foundation in 1994 compared with 1993, due to the funding status of the Foundation, as well as one-time special charges recorded in 1993 for write-downs of excess facilities and other assets.

CONSOLIDATED BALANCE SHEET ANALYSIS

At September 30, 1994, earning assets were $50.9 billion, an increase of 1.8 percent from $50.0 billion at December 31, 1993. This increase was primarily due to a 9.9 percent increase in total investment securities and an 8.0 percent increase in net loans, partially offset by a 46.7 percent decrease in mortgages held for sale. The decline in mortgages held for sale reflects a decrease in mortgage originations due to increased interest rates during much of 1994.

At September 30, 1994, interest-bearing liabilities totaled $41.8 billion, a
5.2 percent increase from $39.8 billion at December 31, 1993. The increase is primarily due to increases in short-term borrowings and long-term debt, partially offset by a decrease in interest-bearing deposits. See Note 6 to the unaudited consolidated financial statements for the third quarter 1994 for a detailed discussion of long-term debt issued during 1994.


Credit Quality

Loans and leases as of the end of each of the last five quarters were as follows:

In millions                                1994                  1993
                                Third    Second   First    Fourth   Third
                                Quarter  Quarter  Quarter  Quarter  Quarter

Commercial, financial and
  industrial ................   $ 7,090    6,952    6,984    6,686    6,631
Agricultural ................       967      959      869      938      836
Real estate
   Secured by 1-4 family
    residential properties ..     8,689    8,521    8,256    8,321    8,483
   Secured by development
    properties ..............     1,713    1,767    1,686    1,641    1,596
   Secured by construction
    and land development ....       588      596      590      566      540
   Secured by owner-
    occupied properties .....     1,713    1,632    1,755    1,777    1,731
Consumer ....................     7,537    7,157    6,769    6,560    6,242
Credit card and check credit.     2,577    2,429    2,227    2,046    1,623
Lease financing .............       689      670      672      698      677
Foreign .....................       618      571      539      549      542
    Total loans and leases ..    32,181   31,254   30,347   29,782   28,901
    Unearned discount .......    (1,106)  (1,081)  (1,060)  (1,021)  (1,014)
      Total loans and leases,
       net of unearned
       discount .............   $31,075   30,173   29,287   28,761   27,887

At September 30, 1994, the allowance for credit losses totaled $789.9 million, or 2.54 percent of loans and leases outstanding. Comparable amounts were $788.7 million, or 2.83 percent, at September 30, 1993, and $789.2 million, or
2.74 percent, at December 31, 1993. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was 317.9 percent at September 30, 1994, compared with 189.3 percent at September 30, 1993 and 246.8 percent at December 31, 1993.

Non-performing assets and 90-day past due loans totaled $248.5 million, or
0.44 percent of total assets, at September 30, 1994, compared with $416.7 million, or 0.77 percent, at September 30, 1993, and $319.8 million, or 0.59 percent, at December 31, 1993. The decrease from September 30, 1993, reflects a $49.8 million decrease in commercial non-accrual loans, a $37.1 million decrease in real estate non-accrual loans, and a $44.8 million decrease in other real estate owned. The decrease from December 31, 1993, included a $27.8 million decrease in commercial non-accrual loans, a $17.6 million decrease in real estate non-accrual loans, a $5.9 million decrease in construction and development non-accrual loans, a $12.4 million decrease in other non-accrual loans, an $8.1 million decrease in restructured loans and an $18.8 million decrease in other real estate owned, partially offset by a $22.9 million increase in 90-day past due loans.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's Banking Group operates in 15 states, largely in the Midwest and Rocky Mountain regions of the country. In general, the economy in both of these regions is noticeably stronger than last fall. Midwestern employment growth is accelerating with respect to construction and manufacturing. Though agricultural conditions vary considerably throughout the Midwest, farmland prices have shown strength and substantial disaster payments are mitigating the effects of last year's poor crops. The economy of the Rocky Mountain region remains the strongest in the nation. In some Rocky Mountain states, job growth is double the national average.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to Norwest Card Services, 43 percent of the credit card portfolio is within the 15-state Norwest banking region. Approximately 60 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Oklahoma. No one state accounts for more than 10 percent of the total credit card portfolio.

Norwest Mortgage operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 46 states and all 10 Canadian provinces. The general strength of the consumer sector of the national economy and the extent of the geographic diversification exercised by Norwest Mortgage and Norwest Financial help to mitigate the credit risk in their loan portfolios.

Credit Ratings

The corporation's senior debt is currently rated AA+ by Thomson BankWatch, AA by Fitch Investors Services, Inc. and Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. The corporation's commercial paper/short-term debt is currently rated TBW-1 by Thomson BankWatch, P1 by Moody's, A1+ by Standard & Poor's, Duff-1+ by Duff & Phelps and F-1+ by Fitch Investors Services, Inc. Norwest Financial's senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.


Capital Ratios

The corporation's Tier 1 capital ratio was 9.96 percent at September 30, 1994, and its total capital to risk-based assets ratio was 12.34 percent, compared with 9.71 percent and 12.39 percent, respectively, at December 31, 1993. The corporation's leverage ratio was 6.87 percent at September 30, 1994, compared with 6.46 percent at December 31, 1993. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio. The corporation's dividend payout ratio was 29.8 percent for the third quarter of 1994 compared with 30.6 percent for the third quarter of 1993. During the first, second and third quarters of 1994, the corporation paid a quarterly dividend of 18.5 cents per common share, up 2 cents per common share from the fourth quarter 1993. On October 25, 1994, the corporation increased the quarterly dividend to 21 cents per share from 18.5 cents. The dividend is payable on December 1, 1994, to stockholders of record on November 4, 1994.

Consolidated average balance sheets and related tax-equivalent yields and rates for the quarters ended September 30, 1994 and 1993 are as follows:


In millions                              1994                       1993
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments      $   471  $    3.6   3.05%   $   460    $  3.4    2.90%
Trading account securities        198       4.9   9.84        243       8.4   13.61
Investment securities           1,401      26.5   7.57      1,822      34.8    7.65
Mortgage-backed securities          -         -      -        235       3.0    5.10
Investment securities
 available for sale             1,807      30.6   7.07      1,697      30.2    7.12
Mortgage-backed securities
 available for sale            11,189     193.1   6.73      8,658     140.8    6.51
    Total investment
      securities               14,397     250.2   6.85     12,412     208.8    6.73
Student loans available
 for sale                       1,425      26.0   7.22      1,199      20.0    6.62
Mortgages held for sale         3,399      62.2   7.32      5,545      90.0    6.49
Loans and leases               30,502     790.9  10.33     26,668     663.1    9.91
  Total earning assets         50,392   1,137.8   8.97     46,527     993.7    8.52
Allowance for credit losses      (798)                       (797)
Cash and due from banks         2,811                       2,892
Other assets                    2,958                       2,737
  Total assets                $55,363                     $51,359


Liabilities and
Stockholders' Equity
Non interest-bearing
 deposits                     $ 8,455                     $ 7,854
Interest-bearing
 deposits                      26,747     214.6   3.18     24,999     210.8    3.34
Short-term borrowings           7,073      82.2   4.61      7,444      59.6    3.18
Long-term debt                  7,665     112.1   5.85      6,099      89.1    5.84
  Total interest-bearing
   liabilities                 41,485     408.9   3.92     38,542     359.5    3.71
Other liabilities               1,536                       1,340
Stockholders' equity            3,887                       3,623
  Total liabilities and
   stockholders' equity       $55,363                     $51,359

Net interest income
 tax-equivalent basis                  $  728.9                      $634.2
Yield spread                                      5.05                         4.81
Net interest income to
 earning assets                                   5.76                         5.45
Interest-bearing
 liabilities to
 earning assets                                  82.33                        82.84

* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.
  Non-accrual loans and the related negative income effect have been included in the calculation of yields.


Consolidated average balance sheets and related tax-equivalent yields and rates for the nine months ended September 30, 1994 and 1993 are as follows:


In millions                              1994                       1993
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments      $   511  $   15.9   4.16%   $   515  $   11.5    2.98%
Trading account securities        278      21.2  10.21        236      22.2   12.54
Investment securities           1,188      73.1   8.20      1,899     107.4    7.55
Mortgage-backed securities          -         -      -        185       7.3    5.23
Investment securities
 available for sale             2,183      92.2   5.89      1,616      89.5    7.39
Mortgage-backed securities
 available for sale            10,117     505.1   6.57      8,868     454.5    6.83
    Total investment
      securities               13,488     670.4   6.61     12,568     658.7    6.99
Student loans available
 for sale                       1,499      76.2   6.79      1,237      63.7    6.88
Mortgages held for sale         3,960     194.9   6.56      4,545     233.4    6.85
Loans and leases               29,747   2,240.4  10.05     26,036   1,958.8   10.04
  Total earning assets         49,483   3,219.0   8.68     45,137   2,948.3    8.72
Allowance for credit losses      (804)                       (790)
Cash and due from banks         2,914                       2,755
Other assets                    2,854                       2,611
  Total assets           	$54,447                     $49,713


Liabilities and
Stockholders' Equity
Non interest-bearing
 deposits        			$ 8,583                     $ 7,283
Interest-bearing
 deposits                      26,845     628.0   3.13     24,375     628.8    3.45
Short-term borrowings           6,454     195.8   4.06      7,650     186.2    3.25
Long-term debt                  7,135     304.5   5.69      5,598     258.7    6.16
  Total interest-bearing
   liabilities                 40,434   1,128.3   3.73     37,623   1,073.7    3.81
Other liabilities               1,543                       1,266
Stockholders' equity            3,887                       3,541
  Total liabilities and
   stockholders' equity       $54,447                     $49,713

Net interest income
 tax-equivalent basis                  $2,090.7                    $1,874.6
Yield spread                                      4.95                         4.91
Net interest income to
 earning assets                                   5.64                         5.54
Interest-bearing
 liabilities to
 earning assets                                  81.71                        83.35

* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.
  Non-accrual loans and the related negative income effect have been included in the calculation of yields.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation
     S-K.

     Exhibit
     No.                      Exhibit                                  Page

     4.      Copies of instruments with respect to long-term debt
              will be furnished to the Commission upon request.
     10.     Employees' Deferred Compensation Plan, as amended.........  37
     11.     Computation of Earnings Per Share ........................  43
     12(a).  Computation of Ratio of Earnings to Fixed Charges ........  45
     12(b).  Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividends ...........................  46

(b)  Reports on Form 8-K.

     On July 21, 1994, the corporation filed a Current Report on Form 8-K, dated July 18, 1994, reporting consolidated operating results of the corporation for the quarter and six months ended June 30, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


November 14, 1994                          By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)