Form 10-K
period 1994-12-31
NORWEST CORP
filed 1995-03-16
CIK 72971

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-2979

                              NORWEST CORPORATION

                 A DELAWARE CORPORATION--I.R.S. NO. 41-0449260
                                 NORWEST CENTER
                              SIXTH AND MARQUETTE
                          MINNEAPOLIS, MINNESOTA 55479
                            TELEPHONE (612) 667-1234

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
                                                        ON
   TITLE OF EACH CLASS                           WHICH REGISTERED
   -------------------                         ---------------------
   Common Stock ($1 2/3 par value)            New York Stock Exchange
                                              Chicago Stock Exchange
   Preferred Share Purchase Rights            New York Stock Exchange
                                              Chicago Stock Exchange
   Depositary Shares Representing             New York Stock Exchange
   10.24% Cumulative Preferred Stock
   Depositary Shares Representing Cumulative  New York Stock Exchange
   Convertible Preferred Stock, Series B
   6 3/4% Convertible Subordinated            New York Stock Exchange
   Debentures Due 2003

  NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO   .

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  ON JANUARY 31, 1995, 310,641,508 SHARES OF COMMON STOCK WERE OUTSTANDING HAVING AN AGGREGATE MARKET VALUE, BASED UPON A CLOSING PRICE OF $24.00 PER SHARE, OF $7,455.4 MILLION. AT THAT DATE, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS IN EXCESS OF $6,651.4 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 25, 1995, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

  Norwest Corporation (the corporation) is a diversified financial services company organized under the laws of Delaware in 1929 and registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a diversified financial services organization, the corporation operates through subsidiaries engaged in banking and in related businesses. The corporation provides retail, commercial, and corporate banking services to its customers through banks located in Arizona, Colorado, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Ohio, South Dakota, Texas, Wisconsin, and Wyoming. The corporation provides additional financial services to its customers through subsidiaries engaged in various businesses, principally mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, and venture capital investments.

  At December 31, 1994, the corporation and its subsidiaries employed approximately 38,800 persons, had consolidated total assets of $59.3 billion, total deposits of $36.4 billion, and total stockholders' equity of $3.8 billion. Based on total assets at December 31, 1994, the corporation was the 13th largest bank holding company in the United States.

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

  The Financial Review, which begins on page 17 in the Appendix, discusses developments in the corporation's business during 1994 and provides financial and statistical data relative to the business and operations of the corporation. A brief description of the primary business lines of the corporation follows. Refer to Note 15 of the corporation's consolidated financial statements for additional information about the corporation's business segments.

BANKING

  The corporation's subsidiary banks, located in 15 states with 619 locations, offer diversified financial services including community and corporate banking, trust, capital management, data processing and credit card services. Investment services are provided to customers through Norwest Investment Services, Inc., which operates in 15 states with 140 offices, primarily in banking locations. Norwest Insurance, Inc., its subsidiaries and ATI Title Company operate insurance agencies in 17 states with 139 offices offering complete lines of commercial, personal, and title coverages to customers. A subsidiary of the corporation operates one of the nation's top two crop insurance managing general agencies. In addition to insurance company subsidiaries owned by Norwest Financial Services, Inc., there are three insurance companies that are owned by bank affiliates and three other insurance companies that are owned directly or indirectly by the corporation that reinsure credit-related insurance products.

  Norwest Bank Minnesota, N.A. is the largest bank in the group with total assets of $15.5 billion at December 31, 1994. Eleven other banks in the group equaled or exceeded $1.0 billion in total assets: Norwest Bank Iowa, N.A. ($6.6 billion), Norwest Bank South Dakota, N.A. ($4.3 billion), Norwest Bank Colorado, N.A. ($3.9 billion), Norwest Bank Arizona, N.A. ($2.2 billion), Norwest Bank Nebraska, N.A. ($2.0 billion), Norwest Bank Indiana, N.A. ($1.9 billion), Norwest Bank New Mexico, N.A. ($1.9 billion), Norwest Bank Wyoming, N.A. ($1.7 billion), Norwest Bank Wisconsin, N.A. ($1.6 billion), Norwest Bank Texas, N.A. ($1.2 billion), and Norwest Bank North Dakota, N.A. ($1.1 billion).

  Norwest Venture Capital consists of a group of five affiliated companies engaged in making and managing investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. During 1994, Norwest Venture Capital made new investments of $75 million in 48 companies. In addition, the $200 million Norwest Equity Partners V was formed to continue to provide equity capital to businesses in all stages of corporate life cycles. Norwest Venture Capital's investments typically range from $1,500,000 to $15,000,000; however, larger sums may be invested in a single company, sometimes through syndication with other venture capitalists. Most Norwest Venture Capital emerging growth company clients are engaged in technology-related businesses, such as information processing, microelectronics, biotechnology, computer software, medical products, health care delivery, telecommunications, industrial automation, environmental related businesses and non-technology businesses, such as specialty retailing and consumer related businesses. Financing of management buy-outs is done for a variety of businesses.

MORTGAGE BANKING

  The corporation, through its mortgage banking operations, originates and purchases residential first mortgage loans for sale to various investors and provides servicing of mortgage loans for others. Income is primarily earned from origination fees, loan servicing fees, interest on mortgages held for sale, and the sale of mortgages and servicing rights. Norwest Mortgage offers a wide range of FHA, VA and conventional loan programs through a network of 683 offices in all 50 states. Approximately 55 percent of the mortgages are FHA and VA mortgages guaranteed by the federal government and sold as GNMA securities. In 1994 the company funded $24.9 billion of mortgages, with the average loan being approximately $97,600. This compares with $33.7 billion of fundings in 1993 and $21.0 billion in 1992. The five states with the highest originations in 1994 are: California $4,846.1 million; Minnesota $1,796.0 million; Colorado $1,494.2 million, Illinois $1,119.8 million and Virginia $1,101.1 million. The originations in these five states comprise approximately 42 percent of total originations in 1994. As of December 31, 1994 the mortgage banking servicing portfolio totaled $71.5 billion with a weighted average coupon of 7.53 percent, as compared with $45.7 billion and 7.22 percent, respectively, at December 31, 1993. During 1994, approximately $18.2 billion of servicing was acquired, including $8.6 billion from Michigan National Bank. In 1994, sales of servicing rights were $11.7 billion with gains on sales of $130.0 million, compared with $2.9 billion and $61.7 million, respectively, during 1993,and $7.2 billion and $62.4 million, respectively, in 1992. The sales of servicing in 1994 were in consideration of the mix of the portfolio and opportunistic pricing spreads.

CONSUMER FINANCE

  Consumer finance activities, provided through the corporation's subsidiary, Norwest Financial Services, Inc. and its subsidiaries ("Norwest Financial"), include providing direct installment loans to individuals, purchasing of sales finance contracts, providing private label and lease accounts receivable services and providing other related products and services. Norwest Financial provides consumer finance products and services through 1,042 stores in 46 states, Guam, and all 10 Canadian provinces. At December 31, 1994, consumer finance receivables accounted for 91 percent of Norwest Financial's total receivables. Direct installment loans to individuals constitute the largest portion of the consumer finance business and, in addition, sales finance contracts are purchased from retailers. The five states with the largest consumer finance receivables are: California $435.0 million; Texas $214.2 million; Florida $210.4 million; Ohio $162.1 million; and Illinois $159.7 million. Canadian consumer finance receivables totaled $427.8 million at December 31, 1994. The consumer finance receivables of Canada and the five states listed above comprise approximately 38 percent of total consumer finance receivables at year-end 1994. The average installment loan made during 1994 was approximately $2,797, while sales finance contracts purchased during the year averaged approximately $1,001. Comparable amounts in 1993 and 1992 were $2,799 and $976, and $2,652 and $932, respectively.

  Norwest Financial's insurance subsidiaries are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest

Financial's consumer finance business. Property, involuntary unemployment and non-filing insurance also is sold as part of Norwest Financial's consumer finance business, either directly or through a reinsurance arrangement with one of its insurance subsidiaries or on an agency basis.

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

GOVERNMENT POLICIES, SUPERVISION AND REGULATION

GENERAL

  As a bank holding company, the corporation is subject to supervision and examination by the Federal Reserve Board. The corporation's banking subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. Deposits of all of the corporation's banking subsidiaries are insured, and therefore the subsidiaries are subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board affecting the money supply and credit availability.

DIVIDEND RESTRICTIONS

  Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the Office of the Comptroller of the Currency (OCC) is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulation, for that year combined with its retained net profits for the preceding two years less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are defined to include, generally, loans which have matured and are in arrears with respect to interest by six months or more, other than such loans which are well secured and in the process of collection. Under these provisions the corporation's national bank subsidiaries could have declared, as of December 31, 1994, aggregate dividends of $361.4 million without obtaining prior regulatory approval and without reducing the capital of the respective banks below regulatory minimum levels. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends; however, the amount of dividends payable by the corporation's state bank subsidiaries, with or without state regulatory approval, would represent an immaterial contribution to the corporation's revenues. Additionally, the corporation's non-bank subsidiaries could have declared dividends totaling $1,144.3 million at December 31, 1994.

  If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

HOLDING COMPANY STRUCTURE

  The corporation is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Accordingly, the right of the corporation, and thus the right of the corporation's creditors, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of such subsidiary, except to the extent that the corporation may be a creditor. The principal sources of the corporation's revenues are dividends and service fees from its subsidiaries.

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

  Federal law (12 U.S.C. Section 55) permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to banks chartered by such states. The corporation, as the sole shareholder of all but two of its subsidiary banks, is subject to such provisions.

ACQUISITIONS

  The corporation expands its businesses in part by acquiring banking institutions and other companies engaged in activities closely related to banking. See Note 2 of the corporation's consolidated financial statements beginning on page 43 in the Appendix regarding acquisitions by the corporation since 1992.

  The acquisition of banking institutions and other companies by the corporation is subject to the prior approval of the Board of Governors of the Federal Reserve System (the "Board") and may be subject to the prior approval of other federal and state regulatory authorities. The Board may not approve the acquisition of a bank located outside of the state of Minnesota unless the acquisition is authorized by the law of the state where the bank to be acquired is located. State law may also impose conditions and limitations on such acquisitions, including prior approval of state regulatory authorities. Effective September 29, 1995, under the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Act of 1994, (the "Reigle-Neal Act") the corporation will be permitted to acquire banks in any state subject to the prior approval of the Board, certain limited conditions that a state may impose and deposit concentration limits of 30% in any one state, unless it is the initial entry of a banking institution into that state, and 10% nationwide. Effective June 1, 1997, under the interstate branching provisions of the Reigle-Neal Act, banking subsidiaries of the corporation will be permitted to acquire directly a banking institution located in a state other than the state in which the acquiring bank is located, through merger, consolidation, or purchase of assets and assumption of liabilities, ("interstate bank merger") unless the state in which either of the banks is located has enacted a law opting out of the interstate branching provisions of the Reigle-Neal Act. An interstate bank merger may occur before June 1, 1997, if each of the states in which the merging banks is located has enacted a law authorizing interstate bank mergers. Interstate bank mergers are subject to the prior approval of the applicable federal and state regulatory authority, and may be subject to certain limited conditions that a state may impose and the concentration limits outlined above.
  In determining whether to approve a proposed bank acquisition or merger, bank regulatory authorities consider a number of factors including the effect of the proposed acquisition on competition, the public benefits expected to be derived from the consummation of the proposed transaction, the projected capital ratios and levels on a post acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977, as amended.


CAPITAL REQUIREMENTS

  The Federal Reserve Board has issued risk-based capital guidelines for bank holding companies, such as the corporation, that specify a minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of noncumulative perpetual preferred stock ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of allowance for credit losses. Additionally, the risk-based capital guidelines specify that all intangibles, including core deposit intangibles, purchased mortgage servicing rights ("PMSRs"), and purchased credit card relationships ("PCCRs") be deducted from Tier 1 capital. The guidelines, however, grandfather identifiable assets (other than PMSRs and PCCRs) acquired on or before February 19, 1992, and permit the inclusion of readily marketable PMSRs and PCCRs in Tier 1 capital to the extent that (i) PMSRs and PCCRs do not exceed 50 percent of Tier 1 capital and (ii) PCCRs do not exceed 25 percent of Tier 1 capital. For such purposes, PMSRs and PCCRs each are included in Tier 1 capital only up to the lesser of
(a) 90 percent of their fair market value (which must be determined quarterly) and (b) 100 percent of the remaining unamortized book value of such assets. The OCC has adopted substantially similar regulations. In addition, the Federal Reserve Board has specified minimum "leverage ratio" (the ratio of Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and state member banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and state member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and state member banks are required to maintain a leverage ratio of three percent plus an additional cushion of one percent to two percent. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. Each of the corporation's banking subsidiaries is also subject to capital requirements adopted by applicable regulatory agencies which are substantially similar to the foregoing. At December 31, 1994, the corporation's Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) to risk-adjusted assets ratios were 9.89 percent and
12.23 percent, respectively, and the corporation's leverage ratio was 6.94 percent. Neither the corporation nor any subsidiary bank has been advised by the appropriate federal regulatory agency of any specific leverage ratio applicable to it.
FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991


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

  Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a leverage ratio of at least five percent, a risk-adjusted Tier 1 capital ratio of at least six percent, and a risk-adjusted total capital ratio of at least 10 percent, and is not subject to a directive, order, or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a risk-adjusted total capital ratio of less than six percent, risk-adjusted Tier 1 capital ratio of less than three percent, or a leverage ratio of less than three percent, and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least two percent of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1994, all of the corporation's banking subsidiaries were well capitalized.

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to a wide range of limitations on operations and activities, including growth limitations, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized.

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

  FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994 enacted on August 22, 1994, directs that each federal banking agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation, and such other operational and managerial standards as the agency deems appropriate. The FDIC, in consultation with the other federal banking agencies, has adopted a final rule and guidelines with respect to internal and external audit procedures and internal controls in order to implement those provisions of FDICIA intended to facilitate the early identification of problems in financial management of depository institutions. Regulations or guidelines relating to the other management and operational standards have not been issued. The impact of such regulations or guidelines on the corporation cannot be ascertained.

  FDICIA also contains a variety of other provisions that may affect the operations of the corporation, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

  Under other regulations promulgated under FDICIA a bank cannot accept brokered deposits (that is, deposits obtained through a person engaged in the business of placing deposits with insured depository institutions or with interest rates significantly higher than prevailing market rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts, unless it provides certain notices to affected depositors. In addition, a bank that is adequately capitalized and that has not received a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. At December 31, 1994, all of the corporation's banking subsidiaries were well capitalized and, therefore, were not subject to these restrictions.

FDIC INSURANCE

  Effective January 1, 1993, the deposit insurance assessment rate for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") increased as part of the adoption by the FDIC of a transitional risk-based assessment system. In June 1993, the FDIC published final regulations making the transitional system permanent effective January 1, 1994, but left open the possibility that it may consider expanding the range between the highest and lowest assessment rates at a later date. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized, or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B, or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or SAIF member institution is assigned an annual FDIC assessment rate ranging from 23 cents per $100 of domestic deposits (for well capitalized Subgroup A institutions) to 31 cents (for undercapitalized Subgroup C institutions). Adequately capitalized institutions are assigned assessment rates ranging from 26 cents to 30 cents. The FDIC has proposed regulations that would assign an annual FDIC assessment rate for BIF member institutions ranging from 4 cents per $100 of domestic deposits (for well capitalized Subgroup A institutions) to 31 cents (for undercapitalized Subgroup C institutions). The corporation incurred $79.2 million of FDIC assessment expense in 1994 as compared with $72.4 million in 1993.

ITEM 2. PROPERTIES

  The corporation operates 619 banking locations, of which 429 are owned directly by subsidiary banks and 190 are leased from outside parties. The mortgage banking operation leases its headquarters facilities and servicing center in Des Moines, Iowa, leases a servicing center in Minneapolis, Minnesota, owns an additional servicing center located in Springfield, Ohio, and leases all mortgage production offices nationwide. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all consumer finance branch locations. The corporation and Norwest Bank Minnesota, N.A. lease their offices in Minneapolis, Minnesota.

  The accompanying notes to consolidated financial statements on pages 51 and 67 in the Appendix contain additional information with respect to premises and equipment and commitments under noncancellable leases for premises and equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal trading markets for the corporation's common equity are presented on the cover page of the Form 10-K. The high and low sales prices for the corporation's common stock for each quarter during the past two years and information regarding cash dividends is set forth on pages 56 through 58, 81, and 90 in the Appendix. The number of holders of record of the common stock and securities convertible into common stock of the corporation at January 31, 1995 were:

      TITLE OF CLASS                                          NUMBER OF HOLDERS
      --------------                                          -----------------
      6 3/4% Convertible Subordinated Debentures Due 2003....           8
      Depositary Shares Representing Cumulative Convertible
       Preferred Stock, Series B.............................          91
      Common Stock, par value $1 2/3 per share...............      30,035

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data begins on page 84 in the Appendix.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis is presented beginning on page 17 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the corporation and its subsidiaries begin on page 33 in the Appendix. The report of independent certified public accountants on the corporation's consolidated financial statements is presented on page 82 in the Appendix.

  Selected quarterly financial data is presented on pages 90 and 91 in the Appendix.

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

  (a) (1) FINANCIAL STATEMENTS--SEE ITEM 8 ABOVE.

    (2) FINANCIAL STATEMENT SCHEDULES

      All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

  (b)REPORTS ON FORM 8-K

      The corporation filed Current Reports on Form 8-K dated November 1, 1994, reporting consolidated operating results of the corporation for the quarter and nine months ended September 30, 1994; and dated November 15, 1994, filing certain documents in connection with the offering of Medium-Term Notes, Series E.

  (c)EXHIBITS


      3(a).    Restated Certificate of Incorporation, as amended, incor-
               porated by reference to Exhibit 3(b) to the corporation's
               Current Report on Form 8-K dated June 28, 1993.
      3(b).    Certificate of Designations of powers, preferences and
               rights relating to the corporation's ESOP Cumulative Con-
               vertible Preferred Stock incorporated by reference to Ex-
               hibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
      3(c).    Certificate of Designations of powers, preferences and
               rights relating to the corporation's Cumulative Tracking
               Preferred Stock incorporated by reference to Exhibit 3 to
               the corporation's Current Report on Form 8-K dated January
               9, 1995.
      3(d).    By-Laws, as amended, incorporated by reference to Exhibit
               4(c) to the corporation's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1991.
      4(a).    See 3(a), 3(b), 3(c), and 3(d) of Item 14(c), above.
      4(b).    Rights Agreement, dated as of November 22, 1988, between
               the corporation and Citibank, N.A. incorporated by refer-
               ence to Exhibit 1 to the corporation's Form 8-A, dated De-
               cember 6, 1988, and Certificates of Adjustment pursuant to
               Section 12 of the Rights Agreement incorporated by refer-
               ence to Exhibit 3 to the corporation's Form 8, dated July
               21, 1989, and to Exhibit 4 to the corporation's Form 8-A/A dated June 29, 1993.
      4(c).    Copies of instruments with respect to long-term debt will
               be furnished to the Commission upon request.
     *10(a).   1985 Long-Term Incentive Compensation Plan, as amended,
               incorporated by reference to Exhibit 99(a) to the corpora-
               tion's Registration Statement No. 033-50309.
     *10(b).   Employees' Stock Deferral Plan incorporated by reference
               to Exhibit 10(c) to the corporation's Annual Report on
               Form 10-K for the year ended December 31, 1992.
     *10(c).   Employees' Deferred Compensation Plan incorporated by ref-
               erence to Exhibit 10 to the corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
     *10(d).   Executive Incentive Compensation Plan incorporated by ref-
               erence to Exhibit 19(a) to the corporation's Quarterly Re-
               port on Form 10-Q for the quarter ended June 30, 1988.
               Amendment to Executive Incentive Compensation Plan incor-
               porated by reference to Exhibit 19(b) to the corporation's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1989.


     *10(e).   Performance-Based Compensation Policy for Covered Execu-
               tive Officers incorporated by reference to Exhibit 10(a)
               to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
     *10(f).   Supplemental Savings-Investment Plan, as amended, incorpo-
               rated by reference to Exhibit 10(e) to the corporation's
               Annual Report on Form 10-K for the year ended December 31,
               1992.
     *10(g).   Executive Financial Counseling Plan incorporated by refer-
               ence to Exhibit 10(f) to the corporation's Annual Report
               on Form 10-K for the year ended December 31, 1987.
     *10(h).   Supplemental Long Term Disability Plan incorporated by
               reference to Exhibit 10(f) to the corporation's Annual Re-
               port on Form 10-K for the year ended December 31, 1990.
               Amendment to Supplemental Long Term Disability Plan, in-
               corporated by reference to Exhibit 10(g) to the corpora-
               tion's Annual Report on Form 10-K for the year ended De-
               cember 31, 1992.
     *10(i).   Deferred Compensation Plan for Non-Employee Directors in-
               corporated by reference to Exhibit 10(g) to the corpora-
               tion's Annual Report on Form 10-K for the year ended De-
               cember 31, 1987.
     *10(j).   Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 10(h) to the corporation's Annual Re-
               port on Form 10-K for the year ended December 31, 1987.
               Amendment to Retirement Plan for Non-Employee Directors
               incorporated by reference to Exhibit 19 to the corpora-
               tion's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1990.
     *10(k).   Directors' Formula Stock Award Plan, as amended, incorpo-
               rated by reference to Exhibit 10(c) to the corporation's
               Quarterly Report on Form 10-Q for the quarter ended June
               30, 1994.
     *10(l).   Directors' Stock Deferral Plan incorporated by reference
               to Exhibit 19 to the corporation's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1992.
     *10(m).   Agreement between the corporation and Lloyd P. Johnson
               dated March 11, 1991, incorporated by reference to Exhibit
               19(c) to the corporation's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1991.
     *10(n).   Agreement between the corporation and Richard M.
               Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the corporation's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1991.
     *10(o).   Form of agreement executed in March 1991, between the cor-
               poration and 13 executive officers, including two direc-
               tors, incorporated by reference to Exhibit 19(f) to the
               corporation's Quarterly Report on Form 10-Q for the quar-
               ter ended March 31, 1991. Amendments dated March 16, 1992
               to the agreements between the corporation and Lloyd P.
               Johnson and Richard M. Kovacevich incorporated by refer-
               ence to Exhibit 19(a) to the corporation's Quarterly Re-
               port on Form 10-Q for the quarter ended March 31, 1992.
     *10(p).   Consulting Agreement between the corporation and Gerald J.
               Ford dated January 19, 1994 incorporated by reference to
               Exhibit 10(q) to the corporation's Annual Report on Form
               10-K for the year ended December 31, 1993.
      11.      Computation of Earnings Per Share.
      12(a).   Computation of Ratio of Earnings to Fixed Charges.
      12(b).   Computation of Ratio of Earnings to Fixed Charges and Pre-
               ferred Stock Dividends.
      21.      Subsidiaries of the Corporation
      23.      Consent of Experts.
      24.      Powers of Attorney.
      27.      Financial Data Schedule Article 9.

- --------
* Management contract or compensatory plan or arrangement.

  Stockholders may obtain a copy of any Exhibit, Item 14(c), none of which are contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF FEBRUARY, 1995.

                                          Norwest Corporation
                                          (Registrant)

                                                 /s/ Richard M. Kovacevich
                                          By __________________________________
                                            Richard M. Kovacevich
                                            President and Chief Executive
                                            Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THE 28TH DAY OF FEBRUARY, 1995, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                                                   /s/ John T. Thornton
                                          By __________________________________
                                            John T. Thornton
                                            Executive Vice President and
                                             Chief Financial Officer
                                            (Principal Financial Officer)

                                                    /s/ Michael A. Graf
                                          By __________________________________
                                            Michael A. Graf
                                            Senior Vice President and
                                            Controller
                                            (Principal Accounting Officer)

  The Directors of Norwest Corporation listed below have duly executed powers of attorney empowering William A. Hodder to sign this document on their behalf.

David A. Christensen                      Richard M. Kovacevich
Gerald J. Ford                            Richard S. Levitt
Pierson M. Grieve                         Cynthia H. Milligan
Charles M. Harper                         John E. Pearson
N. Berne Hart                             Ian M. Rolland
George C. Howe                            Stephen E. Watson
Lloyd P. Johnson                          Michael W. Wright
Reatha Clark King

                                                   /s/ William A. Hodder
                                          By __________________________________
                                            William A. Hodder
                                            Director and Attorney-in-Fact
                                            February 28, 1995

                                                                        APPENDIX

                      NORWEST CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, FINANCIAL
                   STATEMENTS, REPORT OF INDEPENDENT AUDITORS
                          AND SELECTED FINANCIAL DATA
                      FORMING A PART OF THE ANNUAL REPORT
                              ON FORM 10-K FOR THE
                          YEAR ENDED DECEMBER 31, 1994

                                    CONTENTS

                                                                            PAGE
                                                                            ----
Financial Review ..........................................................  17
Financial Statements ......................................................  33
Independent Auditors' Report ..............................................  82
Management's Report .......................................................  83
Six-Year Consolidated Financial Summary ...................................  84
Consolidated Average Balance Sheets and Related Yields and Rates ..........  86
Quarterly Condensed Consolidated Financial Information.....................  90

                                FINANCIAL REVIEW

  This financial review should be read with the consolidated financial statements and accompanying notes presented on pages 33 through 81 and other information presented on pages 84 through 91.

EARNINGS PERFORMANCE

  Norwest Corporation (the "corporation") reported record net income of $800.4 million in 1994, a 30.6 percent increase over 1993 earnings of $613.1 million, which were up 55.6 percent over the $394.0 million earned in 1992. Net income per common share was $2.45 in 1994, compared with $1.89 in 1993 and $1.19 in 1992, an increase of 29.6 percent and 58.8 percent, respectively. Return on realized common equity was 21.4 percent and return on assets was 1.45 percent for 1994, compared with 18.2 percent and 1.20 percent, respectively, in 1993, and 11.7 percent and 0.85 percent, respectively, in 1992.

  The corporation's results for periods prior to 1994 have been restated to include the results of First United Bank Group, Inc. (First United) which was acquired by the corporation effective January 14, 1994 and has been accounted for using the pooling of interests method of accounting. Included in 1993 earnings are First United's $16.5 million of additional provision for credit losses for the purpose of conforming First United's credit loss practices and policies to those of the corporation and $83.2 million of merger and transition related expenses.

  The corporation's results for periods prior to 1993 were previously restated to include the results of Lincoln Financial Corporation (Lincoln), which was acquired by the corporation effective February 9, 1993 and was accounted for using the pooling of interests method of accounting. Included in 1992 earnings were Lincoln's $60.0 million of additional provision for credit losses for the purpose of conforming Lincoln's credit loss practices and policies to those of the corporation and $33.5 million of merger and transition related expenses and restructuring costs.

  Net income per common share amounts for periods prior to 1993 have been restated to reflect the two-for-one split of the outstanding shares of common stock of the corporation effected in the form of a 100 percent stock dividend distributed on June 28, 1993.

  The 1992 results include a one-time special charge of $76.0 million after tax, or 25 cents per common share, related to the corporation's early adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). Excluding the cumulative effect of the change in accounting for postretirement medical benefits, 1992 net income was $470.0 million, or $1.44 per common share, return on common equity was 14.2 percent and return on assets was 1.01 percent.

                      NORWEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED INCOME SUMMARY
                                  IN MILLIONS

                                                                                        5 YEAR
                                                                                        GROWTH
                            1994   CHANGE    1993   CHANGE    1992      1991     1990    RATE
                          -------- ------  -------- ------  --------  -------- -------- ------
Interest income (tax-
 equivalent basis)......  $4,422.7  11.1%  $3,979.6   3.5%  $3,844.3  $4,073.7 $3,945.0   3.7%
Interest expense........   1,590.1  10.2    1,442.9 (10.4)   1,610.6   2,150.3  2,320.1  (6.4)
                          --------         --------         --------  -------- --------
   Net interest income..   2,832.6  11.7    2,536.7  13.6    2,233.7   1,923.4  1,624.9  13.9
Provision for credit
 losses.................     164.9   4.2      158.2 (41.6)     270.8     406.4    433.0  (6.7)
                          --------         --------         --------  -------- --------
   Net interest income
    after provision for
    credit losses.......   2,667.7  12.2    2,378.5  21.2    1,962.9   1,517.0  1,191.9  16.5
Non-interest income.....   1,638.3   3.4    1,585.0  24.4    1,273.7   1,064.0    896.3  17.6
Non-interest expenses...   3,096.4   1.5    3,050.4  19.5    2,553.1   2,041.5  1,744.5  15.2
                          --------         --------         --------  -------- --------
 Income before income
  taxes.................   1,209.6  32.5      913.1  33.6      683.5     539.5    343.7  22.1
Income tax expense......     380.2  42.6      266.7  51.9      175.6      73.4    115.1  30.9
Tax-equivalent
 adjustment.............      29.0 (12.9)      33.3 (12.1)      37.9      47.8     59.2 (14.4)
                          --------         --------         --------  -------- --------
Income before cumulative
 effect of a change in
 accounting for
 postretirement medical
 benefits...............     800.4  30.6      613.1  30.5      470.0     418.3    169.4  23.0
Cumulative effect on
 years ended prior to
 December 31, 1992 of a
 change in accounting
 for postretirement
 medical benefits.......       --    --         --     NM      (76.0)      --       --    --
                          --------         --------         --------  -------- --------
Net income..............  $  800.4  30.6%  $  613.1  55.6%  $  394.0  $  418.3 $  169.4  23.0%
                          ======== =====   ======== =====   ========  ======== ======== =====

- --------
NM--Not meaningful

ORGANIZATIONAL EARNINGS

  Banking. The Banking Group reported record earnings of $507.1 million in 1994, a 42.1 percent increase over 1993 earnings of $356.7 million, which increased 38.5 percent over the $257.6 million earned in 1992. Included in the 1993 Banking Group results are First United's additional provision for credit losses and merger and transition related expenses totaling $99.7 million before income taxes. The Banking Group earnings increases in 1994 and 1993 reflect a
17.1 percent and 7.0 percent growth in tax-equivalent net interest income, respectively, primarily due to increases in average earning assets and net interest margin, and 10.3 percent and 71.8 percent decreases in the provision for credit losses, respectively, reflecting continued decreases in net credit losses and non-performing assets. Non-interest income in the Banking Group decreased 9.7 percent from 1993 due largely to securities losses in 1994. Non-interest income in 1993 increased 10.5 percent over 1992 primarily due to continued increases in trust fee income, service charges on deposits and insurance revenues. The Banking Group non-interest expenses decreased 1.5 percent in 1994. In 1993, non-interest expenses increased 10.2 percent over 1992 primarily as a result of acquisition-related charges, writedowns of excess facilities and other assets, and increased charitable contributions.

  The venture capital subsidiaries realized $77.1 million of net gains in 1994, compared with net gains of $59.5 million in 1993 and net gains of $29.7 million in 1992. Virtually all appreciated securities included in the $59.5 million venture capital gains in 1993 were contributed to the Norwest Foundation, compared with $19.6 million in 1994. Contribution amounts of these appreciated securities, which included cost basis, were $69.8 million in 1993 and $21.8 million in 1994. Net unrealized appreciation in the venture capital investment portfolio was $61.3 million at December 31, 1994 and $118.3 million at December 31, 1993.

  Mortgage Banking. Mortgage banking operations earned $70.8 million in 1994, $56.3 million in 1993, and $53.4 million in 1992. The 25.9 percent increase in 1994 earnings was principally due to growth in the servicing portfolio. A 60.2 percent increase in residential mortgage fundings over 1992 contributed to the increase in 1993 earnings. Fundings were $24.9 billion in 1994, compared with $33.7 billion in 1993 and $21.0 billion in 1992. Approximately 16.0 percent of the 1994 fundings were due to refinancings, compared with 45.6 percent in 1993. Net gains on the sale of mortgages were $74.5 million in 1994, compared with $140.5 million in 1993 and $19.8 million in 1992. Net servicing retained during 1994 was $25.8 billion, compared with $24.1 billion in 1993 and $13.0 billion in 1992. The servicing portfolio increased to $71.5 billion at December 31, 1994, compared with $45.7 billion at December 31, 1993. In 1994, sales of servicing rights were $11.7 billion with gains on sales of $130.0 million, compared with $2.9 billion and $61.7 million, respectively, during 1993 and $7.2 billion and $62.4 million, respectively, in 1992.

  Norwest Financial Services, Inc. Norwest Financial Services, Inc. (Norwest Financial) reported record earnings of $222.5 million in 1994, an 11.2 percent increase over 1993 earnings of $200.1 million, which were 25.9 percent over the $159.0 million earned in 1992. The increases were primarily due to increases in tax-equivalent net interest income of 12.5 percent and 27.1 percent, respectively, for 1994 and 1993. The increase in tax-equivalent net interest income was due to 14.4 percent and 18.1 percent increases in average finance receivables in 1994 and 1993, respectively. Net interest margin decreased 29 basis points in 1994, reflecting higher funding costs. The margin improved 107 basis points in 1993 over 1992 due primarily to lower short-term borrowing rates and benefits from refinancing long-term debt at lower interest rates. Norwest Financial's non-interest expenses increased 10.0 percent and 21.5 percent in 1994 and 1993, respectively, primarily due to the acquisitions of Community Credit Co. in March 1994 and the consumer finance business of Trans Canada Credit Corporation Limited during the fourth quarter of 1992.

                      NORWEST CORPORATION AND SUBSIDIARIES

                            ORGANIZATIONAL EARNINGS*
                                  IN MILLIONS

                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                  1994  1993  1992   1991  1990
                                                 ------ ----- -----  ----- -----
Banking........................................  $507.1 356.7 257.6  263.4  46.1
Mortgage banking...............................    70.8  56.3  53.4   31.4  17.0
Norwest Financial Services, Inc. and
 subsidiaries..................................   222.5 200.1 159.0  123.5 106.3
                                                 ------ ----- -----  ----- -----
Consolidated income before cumulative effect of
 a change in accounting for postretirement
 medical benefits..............................   800.4 613.1 470.0  418.3 169.4
Cumulative effect on years ended prior to
 December 31, 1992 of a change in accounting
 for postretirement medical benefits...........     --    --  (76.0)   --    --
                                                 ------ ----- -----  ----- -----
Net income.....................................  $800.4 613.1 394.0  418.3 169.4
                                                 ====== ===== =====  ===== =====

- --------
   *Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

CONSOLIDATED INCOME STATEMENT ANALYSIS

  Net Interest Income. Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1994, tax-equivalent net interest income provided 63.4 percent of the corporation's net revenues, compared with 61.5 percent in 1993 and 63.7 percent in 1992.

  Total tax-equivalent net interest income was $2,832.6 million in 1994, an
11.7 percent increase over the $2,536.7 million reported in 1993. Growth in tax-equivalent net interest income over 1993 was primarily due to an 8.2 percent increase in average earning assets and a 16 basis point increase in net interest margin. The increase in average earning assets was primarily due to a 13.8 percent increase in average loans and leases, principally consumer-related loans, and a 9.2 percent increase in investment securities. The 1993 increase of 13.6 percent over the $2,233.7 million reported in 1992 was due to a 10.8 percent increase in average earning assets and a 14 basis point increase in net interest margin. Non-accrual and restructured loans reduced net interest income by $12.3 million in 1994, $13.9 million in 1993 and $18.4 million in 1992. Detailed analyses of net interest income appear on pages 85, 86 and 87.

  Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 5.66 percent in 1994, 5.50 percent in 1993 and
5.36 percent in 1992. The increase in margin in 1994 was due to an improvement in the yield spread of nine basis points, from 4.85 percent in 1993 to 4.94 percent in 1994, and a shift in the mix of earning assets to higher-yielding loans. Average loans and leases comprised 60.6 percent of average earning assets in 1994, compared with 57.6 percent in 1993. The increase in margin in 1993 over 1992 reflects the downward repricing of core deposits, refinancing of long-term debt at lower interest rates and the repurchase of securitized credit card receivables, partially offset by lower yields on earning assets.

  Provision for Credit Losses. The provision for credit losses reflects management's judgment of the cost associated with credit risk inherent in the loan and lease portfolio. The consolidated provision for credit losses was $164.9 million in 1994, $158.2 million in 1993 and $270.8 million in 1992. The provision for credit losses was 0.55 percent of average loans and leases in 1994, compared with 0.60 percent in 1993 and 1.16 percent in 1992. The provision for credit losses was higher in 1994, compared with 1993, due to higher net charge-offs and additional provisioning related to loan growth. However, as a percentage of average loans, both net charge-offs and provision declined in 1994 compared with 1993. The decrease in the provision for credit losses in 1993 over 1992 reflects the continued reduction in the corporation's net credit losses and non-performing assets which were down $107.7 million from December 31, 1992. Also, as previously discussed, the provision for credit losses includes additional provisions for credit losses taken by First United of $16.5 million in 1993 and $60.0 million taken by Lincoln in 1992.

  Net credit losses were $193.2 million in 1994, $178.3 million in 1993 and $225.4 million in 1992. Net credit losses as a percent of average loans and leases were 0.64 percent in 1994, compared with 0.67 percent in 1993 and 0.97 percent in 1992. The increase in net credit losses in 1994 over 1993 was due to increases in consumer and credit card net charge-offs totaling $35.1 million, partially offset by a $17.0 million reduction in commercial loan net charge-offs. The higher consumer-related net charge-offs reflect growth in the loan portfolio rather than a deterioration in credit quality. The net charge-off ratio for Norwest Financial was 2.00 percent in 1994 compared with 2.16 percent in 1993; Norwest Card Services' net charge-off ratio was 3.07 percent in 1994 compared with 3.54 percent in 1993. The decrease in net credit losses in 1993 from 1992 reflects significantly lower commercial, consumer, construction and land development and real estate loan charge-offs resulting from lower levels of non-performing loans. These decreases were partially offset by higher foreign loan charge-offs as a result of Norwest Financial's fourth quarter 1992 acquisition of the consumer finance business of Trans Canada Credit Corporation Limited and higher credit card charge-offs.

  Non-Interest Income. Non-interest income is a significant source of the corporation's revenue, representing 36.6 percent of tax-equivalent net revenues in 1994, compared with 38.5 percent in 1993 and 36.3 percent in 1992. Consolidated non-interest income increased 3.4 percent in 1994 to $1,638.3 million, compared with $1,585.0 million in 1993. This increase was after net investment securities losses of $79.2 million in 1994, which provided an opportunity to reinvest at higher yields. In 1993 and 1992, net investment securities gains were realized of $48.8 million and $66.2 million, respectively. Excluding gains (losses) on investment/mortgage-backed securities and investment/mortgage-backed securities available for sale and venture capital gains, non-interest income increased 11.1 percent in 1994 and 25.4 percent in 1993 over the respective preceding year. Contributing to the increase in non-interest income in 1994 were higher mortgage banking revenues, insurance fees, trust fees and deposit service charges, partially offset by a decrease in other non-interest income.

  The growth in mortgage banking revenues principally reflects increased servicing fees resulting from growth in the corporation's servicing portfolio. The higher servicing fees, coupled with an increase in gains on sales of servicing rights, more than offset decreases in origination fees and gains on sales of mortgages that resulted from higher market interest rates. Servicing fees are expected to increase as the servicing portfolio grows through retention of servicing generated and through future acquisitions, including the acquisition of Directors Mortgage Loan Corporation (Directors Mortgage), with a servicing portfolio of approximately $13 billion, expected to close in the first quarter of 1995 and the purchase of the $15 billion servicing portfolio of BarclaysAmerican/Mortgage Corporation, expected to close in the second quarter of 1995. Sales of servicing rights of $11.7 billion were recorded in 1994 in consideration of the portfolio mix and opportunistic pricing spreads. In 1993, there were sales of servicing rights of $2.9 billion under an obligation in a long-term contract. Future sales of such rights are largely dependent upon portfolio characteristics and prevailing market conditions.

  The increase in insurance fees is attributed largely to commissions on credit life insurance, related to the growth in the consumer loan portfolio. The increases in trust fees and deposit service charges are evidence of increased business activity and marketing efforts. Credit card fees were $116.5 million in 1994, up slightly from $114.3 million in 1993 as revenues from higher activity levels were partially offset by the repurchase of $858 million of credit card receivables from the securitized credit card receivable trusts during 1993 and 1994. The repurchase program was completed during the second quarter of 1994. Revenues on securitized credit card receivables are recorded in non-interest income rather than net interest income, where revenues are recorded after the repurchases. Other non-interest income decreased $38.8 million from 1993 primarily due to lower trading revenues, as discussed below. Net venture capital gains were $77.1 million in 1994 compared with $59.5 million in 1993. Sales of venture capital securities generally relate to holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

  Consolidated non-interest income increased 24.4 percent in 1993 to $1,585.0 million, primarily due to increased mortgage banking revenues, venture capital gains and growth in various fee-based services, partially offset by decreases in credit card fees and net gains on investment/mortgage-backed securities. The growth in mortgage banking revenues reflected growth in mortgage loan fundings and the servicing portfolio. Credit card revenues decreased $19.9 million from 1992 primarily due to the repurchase of $525 million of credit card receivables from the securitized credit card receivable trusts during 1993. Other non-interest income increased $43.8 million from 1992 primarily due to increases of $20.8 million in trading revenues and $9.9 million in gains on sales of student loans available for sale.

  Trading Revenues. The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation. Trading activities are conducted within risk limits established and monitored by the Asset and Liability Management Committee as further discussed in the Asset and Liability Management section of the Financial Review.

  Interest income derived from trading account securities was $24.6 million, $28.9 million and $22.9 million for the three years ended December 31, 1994, 1993 and 1992, respectively. Non-interest trading revenues (losses) during 1994, 1993 and 1992, were $(18.1) million, $41.7 million and $20.9 million, respectively. The table on trading revenues in Note 14 to the consolidated financial statements on page 70 provides a summary of the corporation's trading results in the principal markets in which the corporation participates.

  Non-Interest Expenses. Consolidated non-interest expenses increased 1.5 percent in 1994 to $3,096.4 million reflecting higher salaries and benefits costs, occupancy charges and equipment expenses, primarily due to acquisitions and an increased number of stores at Norwest Financial. Offsetting these increases were lower charitable contributions, as well as First United's non-recurring 1993 charges totaling $81.3 million, which included systems and operations costs of $39.8 million, severance and transitional benefits of $9.3 million, other real estate write-downs of $7.1 million and other asset write-downs of $25.1 million.

  Of the $99.4 million increase in personnel expense in 1994, $50.1 million is attributable to salaries expense and $49.3 million is due to benefits expense, representing increases over 1993 of 4.1 percent and 18.7 percent, respectively. Benefits expense was higher due to increases in pension and savings plan expenses as well as higher medical costs. Changes in personnel expenses by business segment for 1994 include an increase of 14.6 percent for Norwest Financial, an increase of 6.9 percent for the Banking Group excluding acquisitions, and a decrease of 8.5 percent for mortgage banking.

  Of the 1994 increases of $38.1 million in net occupancy expenses and $33.4 million in equipment rentals, depreciation and maintenance, mortgage banking contributed $13.8 million and $15.7 million, respectively.

  Other noninterest expenses decreased by $195.7 million to $406.7 million in 1994. Charitable contributions decreased $48.0 million due to the funding status of the Norwest Foundation. Included in 1993 were the $81.3 million of merger and transition expenses related to the First United acquisition previously discussed. Additionally, other one-time special charges were recorded in 1993 and are explained in the following paragraph.

  Consolidated non-interest expenses increased 19.5 percent in 1993 to $3,050.4 million. The increase was primarily due to increased salaries and benefits at both the mortgage banking operations, to support large origination and servicing increases in that business, and at Norwest Financial due to its fourth quarter 1992 acquisition of the consumer finance business of Trans Canada Credit Corporation Limited, as well as increased salaries and benefits due to numerous acquisitions completed by the corporation during 1993. The increase in non-interest expenses also reflects a $47.1 million increase in charitable contributions and certain non-recurring items. Depreciable lives on mainframe computers were shortened, due to changing technology, with increased depreciation recorded of $7.0 million. The amortizable life of goodwill was capped at 15 years, the current maximum life allowed by the Office of the Comptroller of the Currency, with increased amortization recorded of $11.3 million. A cumulative adjustment of $9.4 million and increased 1993 amortization of $5.6 million was recorded in conjunction with accelerating the amortization for other intangibles. Losses on excess facilities of $55.5 million were recorded, based on the present value of future lease payments or on market values of owned facilities. Other asset write-downs amounted to $24.0 million.

  In 1992, the corporation recorded certain non-recurring charges including $52.2 million for write-downs of, or losses on disposal of, excess facilities, $10.1 million for write-downs of obsolete equipment, miscellaneous receivable adjustments of $8.3 million and other asset write-downs of $11.7 million.

  Income Taxes. The corporation's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly impacted by the mix of taxable versus tax-exempt revenues from investment securities and the loan and lease portfolio and the utilization of net operating loss carryforwards. The effective income tax rate was 32.2 percent in 1994, compared with 30.3 percent in 1993 and 24.9 percent in 1992. The higher effective tax rate in 1994 was primarily due to lower charitable contributions. The increase in the effective tax rate in 1993 from 1992 was primarily due to the utilization in 1992 of net operating loss tax benefits of $31.2 million related to United Banks of Colorado, Inc.'s 1990 net operating loss. For more information on income taxes, see Note 12 to the consolidated financial statements on page 65.

CONSOLIDATED BALANCE SHEET ANALYSIS

  Earning Assets. At December 31, 1994, earning assets were $53.3 billion, compared with $50.0 billion at December 31, 1993. This increase was primarily due to a $2.1 billion increase in total investment securities and a $4.5 billion increase in loans and leases, and student loans held for sale, including $1.2 billion of loans and leases acquired in acquisitions completed during 1994. These increases were partially offset by a $3.0 billion decrease in mortgages held for sale.

  Average earning assets were $49.9 billion in 1994, an increase of 8.2 percent over 1993. This increase was primarily due to a 13.8 percent increase in average loans and leases, and a 9.2 percent increase in average total investment securities, partially offset by a 23.8 percent decrease in average mortgages held for sale due to decreased residential mortgage fundings.

  Leverage, the ratio of average assets to average total stockholders' equity, was 14.3 times during 1994 versus 14.2 times during 1993. This increase is due to an 8.2 percent increase in average assets, partially offset by a 7.1 percent increase in average stockholders' equity.

  In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was adopted by the corporation as of January 1, 1994. The Statement requires that investments classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of stockholders' equity. The corporation previously accounted for investments classified as available for sale using the lower of cost or market accounting method. As of December 31, 1994 and 1993, net unrealized gains (losses) before income taxes related to investments and mortgage-backed securities available for sale were $(559.9) million and $482.1 million, respectively.

  In Note 17 to the consolidated financial statements on page 74 the corporation has disclosed the estimated fair values of all on and off-balance sheet financial instruments and certain non-financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

  As of December 31, 1994, the fair value of net financial instruments totaled $3.5 billion, a decrease of $0.5 billion from December 31, 1993. This decrease was primarily due to a reduction in mortgages held for sale and higher borrowing levels, partially offset by growth in loans and leases as well as mortgage-backed securities available for sale. During the same period, the net fair value of certain non-financial instruments increased $2.4 billion to $9.6 billion as of December 31, 1994. The fair value of the mortgage servicing portfolio increased $0.4 billion due to increases in the servicing portfolio. The fair value of the consumer finance network increased $0.1 billion and the fair value of the mortgage loan origination/wholesale network decreased $0.2 billion due to lower mortgage loan originations. The fair value of non-maturity deposits increased $1.4 billion due to increased deposits.

  As of December 31, 1993, the fair value of net financial instruments totaled $4.0 billion, an increase of $1.0 billion from December 31, 1992. This increase was primarily due to growth in mortgages held for sale and loans and leases, which were partially offset by reductions in investment securities, including securities available for sale. During the same period, the net fair value of certain non-financial instruments increased $1.1 billion to $7.3 billion as of December 31, 1993. The fair value of the consumer finance network increased $0.8 billion. The fair value of the mortgage servicing portfolio and the mortgage loan origination/wholesale network increased $0.4 billion in 1993 due to increases in the servicing portfolio and growth in the origination and wholesale network.

  Credit Risk Management. The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector. The corporation's Banking Group operates in 15 states, largely in the Midwest and Rocky Mountain regions of the country. Distribution of average loans by region in 1994 was approximately 57 percent in the north central Midwest, 16 percent in the south central Midwest and 27 percent in the Rocky Mountain/Southwest region. In general, the economy in these regions is noticeably stronger than last year. Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to Norwest Card Services, 43 percent of the credit card portfolio is within the 15-state banking region. Approximately 56 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Oklahoma. No one state accounts for more than 10 percent of the total credit card portfolio. Norwest Mortgage operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 46 states and all 10 Canadian provinces. The general strength of the consumer sector of the national economy and the extent of the geographic diversification exercised by Norwest Mortgage and Norwest Financial help to mitigate the credit risk in their loan portfolios.

  Credit risk management also includes pricing loans to cover anticipated future credit losses, funding and servicing costs and to allow for a profit margin. Loans and leases by type appear in Note 5 to the consolidated financial statements on page 50.

  As of December 31, 1994 the corporation's commercial real estate portfolio of loans to investors, developers and builders, including construction and land development loans (development loans), was $2,082.0 million, of which $27.9 million, or 1.3 percent, were non-performing, compared with $1,632.3 million at December 31, 1993, of which $40.0 million, or 2.5 percent, were non-performing. These loans do not include loans on owner-occupied real estate which the corporation views as having the same general credit risk as commercial loans.

  Development loans represent 6.4 percent of the corporation's total loan portfolio. The total number of development loans is approximately 7,750 with an average loan size of approximately $0.3 million. The largest development loan is $13.9 million. The industry composition of development loans consists of office/warehouse (24 percent), retail (22 percent), residential (31 percent) and other (23 percent).

  Geographically, over 98 percent of the development loan portfolio is within the 15 state area where the corporation has its principal banking franchise. Approximately 55 percent of the total portfolio is secured by property located in Minnesota, Colorado, New Mexico and Texas. Within the 15 state area, the Minneapolis/St. Paul area has the largest concentration of developer activity. As noted above, the corporation has spread its construction and commercial real estate loans among numerous borrowers and has limited the size of loans retained on its books. Accordingly, the corporation believes its exposure to future commercial real estate loan losses is limited.

  The corporation is not aware of any loans classified for regulatory purposes at December 31, 1994, that are expected to have a material impact on the corporation's future operating results, liquidity or capital resources. The corporation is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1994.

  Allowance for Credit Losses. At December 31, 1994, the allowance for credit losses was $789.9 million, or 2.42 percent of loans and leases outstanding, compared with $789.2 million, or 2.74 percent, at December 31, 1993. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was 361.8 percent at December 31, 1994, compared with 246.8 percent at December 31, 1993.

  Although it is impossible for any lender to predict future credit losses with complete accuracy, management monitors the allowance for credit losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. The corporation maintains the allowance for credit losses as a general allowance available to cover future credit losses within the entire loan and lease portfolio and other credit-related risks. However, management has prepared an allocation of the allowance based on its views of risk characteristics of the portfolio. This allocation of the allowance for credit losses does not represent the total amount available for actual future credit losses in any single category nor does it prohibit future credit losses from being absorbed by portions of the allowance allocated to other categories or by the unallocated portion. The table on page 88 presents the allocation of the allowance for credit losses to major categories of loans.

  Non-accrual, Restructured and Past Due Loans and Other Real Estate Owned. The table on page 25 presents data on the corporation's non-accrual, restructured and 90-day past due loans and leases and other real estate owned. Generally, the accrual of interest on a loan or lease is suspended when the credit becomes 90 days past due unless fully secured and in the process of collection. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition.

  Non-performing assets, including non-accrual, restructured and other real estate owned, and 90-day past due loans and leases, totaled $218.3 million, or
0.4 percent of total assets, at December 31, 1994, compared with $319.8 million, or 0.6 percent of total assets, at December 31, 1993. This decline is principally due to decreases in real estate and commercial non-accrual loans of $20.0 million and $21.2 million, respectively, and a $33.4 million decrease in other real estate owned, partially offset by a $7.6 million increase in 90-day past due loans. The reduction in primary earnings per share due to total non-accrual and restructured loans was three cents in 1994 and 1993 and four cents in 1992.

  Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (FAS 114) was issued by the Financial Accounting Standards Board in May 1993 and subsequently amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," (FAS 118) in October 1994. FAS 114, as amended, requires a creditor to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The corporation will adopt the provisions of FAS 114 and FAS 118 in 1995. The adoption of these Statements is not expected to have a material effect on the corporation's consolidated financial statements.

                      NORWEST CORPORATION AND SUBSIDIARIES

 NON-ACCRUAL, RESTRUCTURED AND PAST DUE LOANS AND LEASES AND OTHER REAL ESTATE
                                     OWNED
                     IN MILLIONS, EXCEPT PER SHARE AMOUNTS

                                               AT DECEMBER 31,
                                     -----------------------------------------
                                      1994   1993   1992   1991   1990   1989
                                     ------  -----  -----  -----  -----  -----
Non-accrual loans and leases.......  $128.5  195.7  257.6  355.5  396.6  281.0
Restructured loans and leases......     1.8   10.3    5.4   18.0   18.5   28.9
                                     ------  -----  -----  -----  -----  -----
    Total non-accrual and
     restructured loans and leases.   130.3  206.0  263.0  373.5  415.1  309.9
Other real estate owned............    29.6   63.0  113.7  151.2  182.2  139.4
                                     ------  -----  -----  -----  -----  -----
    Total non-performing assets....   159.9  269.0  376.7  524.7  597.3  449.3
Loans and leases past due 90-days
 or more*..........................    58.4   50.8   51.9   82.4   88.3   69.1
                                     ------  -----  -----  -----  -----  -----
    Total non-performing assets and
     90-day past due loans and
     leases........................  $218.3  319.8  428.6  607.1  685.6  518.4
                                     ======  =====  =====  =====  =====  =====
Interest income as originally
 contracted on non-accrual and
 restructured loans and leases.....  $ 15.4   19.4   26.5   41.6   51.9   33.6
Interest income recognized on non-
 accrual and restructured loans and
 leases............................    (3.1)  (5.5)  (8.1) (14.2) (19.5)  (9.1)
                                     ------  -----  -----  -----  -----  -----
Reduction of interest income due to
 non-accrual and restructured loans
 and leases........................  $ 12.3   13.9   18.4   27.4   32.4   24.5
                                     ======  =====  =====  =====  =====  =====
Reduction in primary earnings per
 share due to non-accrual and
 restructured loans and leases.....  $  .03    .03    .04    .06    .08    .06

- --------
*  Excludes non-accrual and restructured loans and leases.

FUNDING SOURCES

  Interest-bearing Liabilities. At December 31, 1994, interest-bearing liabilities totaled $44.2 billion, an increase of $4.4 billion over December 31, 1993. The increase was principally due to a $1.9 billion increase in short-term borrowings, largely from acquisitions, and a $2.3 billion increase in long-term debt.

  Average interest-bearing liabilities were $40.9 billion in 1994, compared with $38.3 billion in 1993, primarily due to a 6.8 percent increase in average interest-bearing deposits and a 27.9 percent increase in average long-term debt, partially offset by a 9.4 percent decrease in short-term borrowings.

  Core Deposits. In the corporation's banking subsidiaries, demand deposits, regular savings and NOW accounts, money market checking and savings accounts and consumer savings certificates provide a stable source of low-cost funding. These funds accounted for approximately 63 percent of the corporation's total funding sources during 1994 and approximately 62 percent in 1993. This is a high level of core deposits by industry standards. In the corporation's Banking Group, where these funds are utilized, average core deposits accounted for approximately 69 percent of total funding sources during 1994, compared with 68 percent in 1993.

  Purchased Deposits. In addition to core deposits, purchased deposits are an important source of funding for the corporation's banking subsidiaries. Purchased deposits include certificates of deposit with denominations of more than $100,000 and foreign time deposits. Purchased deposits represented approximately 4 percent of the corporation's total funding sources in 1994 and 1993. There were no brokered certificates of deposit at December 31, 1994 and 1993.

  Short-term Borrowings. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, master note agreements, privately negotiated financing agreements and commercial paper issued by the corporation and Norwest Financial, Inc. Commercial paper is used by the corporation to fund the short-term needs of its subsidiaries, consisting primarily of funding of Norwest Mortgage's inventory of mortgages held for sale which are typically held for 60 to 90 days. Norwest Financial, Inc. utilized funds generated through its own commercial paper sales program to fund approximately 22 percent of its average earning assets in 1994 compared with 23 percent in 1993.

  The commercial paper/short-term debt of the corporation and Norwest Financial, Inc. are currently rated TBW-1 by Thomson BankWatch, P1 by Moody's, A1+ by Standard & Poor's, Duff-1+ by Duff & Phelps and F-1+ by Fitch Investors Services, Inc. IBCA has also rated the corporation's commercial paper/short-term debt A1+. On average, total short-term borrowings represented approximately 12.4 percent of the corporation's total funding sources during 1994 and approximately 14.8 percent during 1993.

  At December 31, 1994, the corporation had available lines of credit totaling $1,282.7 million, including lines of credit totaling $1,082.7 million at Norwest Financial, Inc. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

  Long-term Debt. Long-term debt represents an important funding source for the corporation and for Norwest Financial, Inc. Total long-term debt represented approximately 14.0 percent of the corporation's consolidated average funding sources during 1994 compared with approximately 11.8 percent in 1993. The corporation utilizes long-term debt primarily to meet the long-term funding requirements of its subsidiaries, with outstandings of $6,093.7 million as of December 31, 1994 compared with $4,109.2 million as of December 31, 1993. Twenty-two banking subsidiaries are members of the Federal Home Loan Bank allowing them to receive long-term advances secured by certain loans and investment securities. As of December 31, 1994 these banking subsidiaries had advances outstanding totaling $2,712.3 million, an increase of $265.7 million from December 31, 1993. Long-term debt plays an even more significant role at Norwest Financial, Inc. which utilizes this source of financing to fund approximately 57 percent of its average earning assets. At December 31, 1994, Norwest Financial, Inc.'s long-term debt outstanding was $3,092.6 million. Note 9 to the consolidated financial statements on page 53 presents the corporation's outstanding consolidated long-term debt as of December 31, 1994 and 1993.

  Thomson BankWatch has assigned their highest issuer rating, an A rating, to both the corporation and Norwest Financial, Inc. The corporation's senior debt is currently rated AA+ by Thomson BankWatch, AA by IBCA, Fitch Investors Services, Inc. and Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. Norwest Financial, Inc.'s senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.

  Asset and Liability Management. The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest sensitivity risk (as defined below) and liquidity. The focal point of this process is the corporate Asset and Liability Management Committee (ALCO). This committee, which meets weekly, forms policies governing investments, funding sources, off-balance sheet commitments, overall interest sensitivity risk and liquidity. These policies form the framework for management of the asset and liability process at the corporate, regional and affiliate levels, and compliance with such policies is monitored at regular intervals by ALCO.

  Definition of Interest Sensitivity Risk. Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the net market value of the corporation's balance sheet. There are two basic ways of defining interest rate risk in the financial services industry: the risk to reported earnings, sometimes referred to as the accounting perspective, and the risk to the market value of the balance sheet, sometimes referred to as the economic perspective.

  The accounting perspective focuses on the risk to reported net income over a particular time frame. Differences in the timing of interest rate repricing (repricing or "gap" risk) and changing market rate relationships (basis risk) determine the exposure of net income to changes in interest rates.

  The economic perspective focuses on the market value of the corporation's balance sheet, the net of which is referred to as the market value of balance sheet equity. The sensitivity of the market value of balance sheet equity to changes in interest rates is an indicator of the level of interest rate risk inherent in an institution's current position and an indicator of longer horizon earnings trends. Assessing interest rate risk from the economic perspective focuses on the risk to net worth arising from all repricing mismatches (gaps) across the full maturity spectrum.

  Both perspectives have their advantages and disadvantages. The corporation believes that the two perspectives are complementary, and should be used together to provide a more complete picture of interest rate risk than would be provided by either perspective alone.

  Measurement of Interest Rate Risk. Measurement of interest rate risk from the accounting perspective has traditionally taken the form of the gap report, which represents the difference between assets and liabilities that reprice in a given time period. While providing a rough measure of rate risk, the gap report has a number of drawbacks, including the fact that it is a static (i.e. point-in-time) measurement, it does not capture basis risk, and it does not capture risk that varies either asymmetrically or non-proportionately with rate movements.

  Because of the drawbacks of gap reports, the corporation uses a simulation model as its primary method of measuring earnings risk. The simulation model, because of its dynamic nature, can capture the effects of future balance sheet trends, different patterns of rate movements, and changing relationships between rates (basis risk). In addition, it can capture the effects of embedded option risk by taking into account the effects of interest rate caps and floors, and varying the level of prepayment rates on assets as a function of interest rates. An example of the difference between the two methods of measurement is the tendency of consumer deposit rates to lag substantially behind changes in market interest rates. The lag relationship may depend on a number of factors, such as the direction and speed of rate movements and the absolute level of rates. This relationship is difficult to show in a gap report, but can be captured in a simulation model.

  Measurement of interest rate risk from the economic perspective is accomplished with a market valuation model. The market value of each asset and liability is calculated by computing the present value of all cash flows generated. In each case the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability.

  Management of Interest Rate Risk. The management of interest rate risk is governed by an interest sensitivity policy. The policy places a limit on the amount of earnings that may be put at risk to rate movements. While this determines the limits of the corporation's sensitivity position, the position that is maintained at any given time is a function of balance sheet trends, asset opportunities, and interest rate expectations. The sensitivity position at any given time is normally well within the policy limits, which is the case with the current position.

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

  Changes In Interest Sensitivity. The table below presents the corporation's interest sensitivity gaps for December 1994. The cumulative gap within one year was $(2,569) million, or 4.4 percent of assets. This compares with a one year gap of $260 million, or 0.5 percent of assets, in December 1993. The cumulative gap within three years was $243 million, or 0.4 percent of assets, in December 1994, compared to $3,053 million, or 6.0 percent of assets, in December 1993. The 1993 gaps have been restated to reflect changes to sensitivity assumptions made during the year. The movement of the gap in the negative direction during the year reflects primarily changes in the investment portfolio. The volume of fixed rate mortgage-backed securities increased during the year, and the average lives of existing mortgage-backed securities increased as prepayment rates on the underlying mortgages decreased. The effect of the current interest sensitivity position is to make the corporation's earnings almost indifferent to interest rate changes, while benefiting from the positive slope in the short end of the yield curve. The current sensitivity position is well within the risk limits set by the corporation's interest sensitivity policy.

                      NORWEST CORPORATION AND SUBSIDIARIES

                           INTEREST RATE SENSITIVITY
                                  IN MILLIONS

                                             REPRICING OR MATURING
                                   ---------------------------------------------
                                   WITHIN                                 AFTER
                                      6      6 MONTHS-   1 YEAR  3 YEARS    5
                                   MONTHS     1 YEAR    -3 YEARS -5 YEARS YEARS
                                   -------   ---------  -------- -------- ------
AVERAGE BALANCES FOR DECEMBER,
1994
Loans and leases.................  $14,178     3,464     5,894    3,811    4,921
Investment securities............       56        90       159      101      748
Investment securities available
 for sale........................      331       101       452      144      398
Mortgage-backed securities
 available for sale..............    2,529     2,507     1,467    1,185    4,546
Student loans available for sale.    1,872       --        --       --       --
Mortgages held for sale..........    3,099       --        --       --       --
Other earning assets.............      590         3         1      --         1
Other assets.....................      --        --        --       --     5,177
                                   -------    ------     -----    -----   ------
    Total assets.................  $22,655     6,165     7,973    5,241   15,791
                                   =======    ======     =====    =====   ======
Non-interest bearing deposits....  $ 3,151        45       166      128    5,774
Interest bearing deposits........   12,331     3,123     3,672    1,250    6,284
Short-term borrowings............    7,556       --        --       --       --
Long-term debt...................    4,053       263     1,385    1,106    2,073
Other liabilities and equity.....      --        --        377      --     5,088
                                   -------    ------     -----    -----   ------
    Total liabilities and equity.  $27,091     3,431     5,600    2,484   19,219
                                   =======    ======     =====    =====   ======
Swaps and options................  $  (867)      --        439      271      157
Gap*.............................  $(5,303)    2,734     2,812    3,028   (3,271)
Cumulative gap...................  $(5,303)   (2,569)      243    3,271      --
Gap as a percent of total assets.     (9.2)%    (4.4)%     0.4%     5.7%     --

- --------
* [assets - (liabilities + equity) + swaps and options] The gap includes the effect of off-balance sheet instruments on the corporation's interest sensitivity, with the exception of purchased interest rate floors, whose downside risk is limited.

  Liquidity Management. Liquidity management involves planning to meet anticipated funding needs at a reasonable cost, as well as contingency plans to meet unanticipated funding needs or a loss of funding sources. Liquidity management for the corporation is governed by policies formulated and monitored by ALCO, which take into account the marketability of assets, the sources and stability of funding, and the level of unfunded commitments. While each affiliate is responsible for managing its own liquidity position within overall guidelines, ALCO monitors the overall liquidity position.

  The corporation has a significant liquidity reserve in its investment/mortgage-backed securities portfolio: approximately 87 percent of the $14.8 billion portfolio consists of Treasury or federal agency securities. These securities are highly marketable. Several other factors provide a favorable liquidity position for the corporation compared with most large bank holding companies, including the large amount of funding that comes from consumer deposits, which are a more stable source of funding than purchased funds, as well as the geographic diversity of the customer base.

  Capital Management. The corporation believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The corporation's consolidated capital levels are a result of its capital policy which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities. The corporation requires its bank affiliates to maintain capital levels above regulatory minimums for Tier 1 capital, total capital (Tier 1 plus Tier 2) to risk-based assets and leverage ratios. The primary source of equity capital available for the affiliates is earnings, with other forms of capital available from the corporation as needed. Earnings above levels required to meet capital policy requirements are paid to the corporation in the form of dividends and are used to support capital needs of other affiliates, to pay corporate dividends or to reduce the corporation's borrowings.

  Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the Office of the Comptroller of the Currency is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulation, for that year combined with its retained net profits for the preceding two years. Under these provisions the corporation's national bank subsidiaries could have declared, as of December 31, 1994, aggregate dividends of at least $361.4 million without obtaining prior regulatory approval and without reducing the capital of the respective banks below minimum levels. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends; however, the amount of dividends payable by the corporation's state bank subsidiaries, with or without state regulatory approval, would represent an immaterial contribution to the corporation's revenues. Additionally, the corporation's non-bank subsidiaries could have declared dividends totaling $1,144.3 million at December 31, 1994.

  Through the implementation of its capital policies, the corporation has achieved a strong capital position. The corporation's Tier 1 capital ratio at December 31, 1994 was 9.89 percent and its total capital to risk-based assets ratio was 12.23 percent, compared with 9.71 percent and 12.39 percent at December 31, 1993, respectively. The corporation's leverage ratio was 6.94 percent at December 31, 1994, compared with 6.46 percent at December 31, 1993. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for the leverage ratio.

  Common stockholders' equity was $3,334.4 million at December 31, 1994, compared with $3,380.9 million at December 31, 1993. The corporation's internal capital growth rate (ICGR) in 1994 was 15.2 percent. The ICGR represents the rate at which the corporation's average common equity grew as a result of earnings retained (net income less dividends paid).

  Since 1986 the corporation has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the corporation's Dividend Reinvestment Plan, the Savings-Investment Plans, the 1985 Long-Term Incentive Compensation Plan, and other stock issuance requirements other than acquisitions accounted for as pooling of interests. In January 1995, the corporation's board of directors authorized additional purchases, at management's discretion, of 10,000,000 shares of the corporation's common stock.

  During 1994, the corporation repurchased 5,668,000 shares of its common stock for issuance in conjunction with specific purchase acquisitions that were consummated during the year or for which a definitive agreement had been executed, but the consummation remained pending at December 31, 1994. In addition, approximately 13,250,000 shares were repurchased during 1994 for benefit plans, preferred stock conversions and other ongoing needs. During 1993, 587,000 shares were repurchased for acquisition purposes and 4,203,000 shares were repurchased for benefit plans and other ongoing needs.

  In 1992, the corporation stated its intention to engage in open market or privately negotiated purchases of depositary shares representing its 10.24% Cumulative Preferred Stock and its Cumulative Convertible Preferred Stock, Series B. The corporation has not established any specific objectives for the amount of the depositary shares that it may repurchase. In 1994, the corporation repurchased 16,500 depositary shares (representing 4,125 shares of stock), or 0.4 percent of total outstanding shares of the 10.24% Cumulative Preferred Stock. Total depositary shares repurchased since 1992 include 91,500, or 2.0 percent of total outstanding shares, and 25,000, or 0.5 percent of total outstanding shares, of the 10.24% Cumulative Preferred Stock and Cumulative Convertible Preferred Stock, Series B, respectively.

  On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 125,000 shares were held by a subsidiary at December 31, 1994.

  The corporation increased its quarterly dividend 12.1 percent to 18.5 cents per common share on March 1, 1994 and again on December 1, 1994 to 21 cents per common share, an increase of 13.5 percent. These dividend increases reflect the corporation's continuing record of strong earnings performance and the corporation's policy of maintaining the dividend payout ratio in a range of 30 to 35 percent. In the second quarter of 1993, the corporation increased the quarterly cash dividend paid to common stockholders from 14.5 cents per share to 16.5 cents per share. This represented a 13.8 percent increase in the quarterly dividend rate. Also during the second quarter of 1993, the corporation declared a two-for-one stock split in the form of a 100 percent stock dividend payable June 28, 1993 to holders of record as of June 4, 1993.

  Acquisitions. The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

  The corporation acquired Alexandria Securities and Investment Company, a $59 million bank holding company located in Alexandria, Minnesota, on December 9, 1994, and issued 341,039 common shares. Also on December 9, 1994, the corporation acquired First National Bank of Kerrville, a $206 million bank located in Kerrville, Texas, and issued 1,225,000 common shares. On December 2, 1994, the corporation acquired Texas National Bankshares, Inc., a $188 million bank holding company located in Midland, Texas, for cash of $24.5 million. The corporation acquired Bank of Scottsdale, a $93 million bank located in Scottsdale, Arizona, on October 21, 1994, for cash of $13.6 million. On October 2, 1994, the corporation acquired Copper Bancshares, Inc., a $98 million bank holding company located in Silver City, New Mexico, and issued 524,920 common shares. On September 15, 1994, the corporation acquired LaPorte Bancorp., a $137 million bank holding company located in Hammond, Indiana, and issued 564,553 common shares. On July 1, 1994, the corporation acquired American Land Title Company of Kansas City, Inc. and issued 166,666 common shares. On May 1, 1994, the corporation completed its acquisition of Double Eagle Financial Corporation, which owns a title insurance agency located in Phoenix, Arizona, and issued 307,700 common shares. On April 28, 1994, the corporation completed its acquisition of D.L. Bancshares, Inc., a $78 million bank holding company located in Detroit Lakes, Minnesota, for cash of $11.9 million. On April 15, 1994, the corporation completed its acquisition of Bank of Montana System with assets of $807 million, located in Great Falls, Montana, and issued 4,174,105 common shares. On March 15, 1994, the corporation completed its acquisition of Community Credit Co., a $173 million consumer finance company located in Minneapolis, Minnesota, and issued 3,726,871 common shares. On February 2, 1994, the corporation completed its acquisition of First National Bank of Arapahoe County, First National Bank of Lakewood and First National Bank of Southeast Denver, with assets of $36 million, $61 million and $134 million, respectively, located in the Denver, Colorado metro area, and issued 260,896, 337,582 and 803,439 common shares, respectively. Also on February 2, 1994, the corporation completed its acquisition of Lindeberg Financial Corporation, a $55 million bank holding company located in Forest Lake, Minnesota, and issued 413,599 common shares. On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank & Trust Co., a $119 million bank, and on January 6, 1994, acquired St. Cloud Metropolitan Agency, Inc., an insurance agency, and issued 1,105,820 and 32,969 common shares, respectively.

  The acquisitions of Bank of Montana System, Community Credit Co., First National Bank of Arapahoe County, First National Bank of Lakewood, First National Bank of Southeast Denver, Lindeberg Financial Corporation and St. Cloud National Bank & Trust Co. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of Alexandria Securities and Investment Company, First National Bank of Kerrville, Texas National Bankshares, Inc., Bank of Scottsdale, Copper Bancshares, Inc., LaPorte Bancorp., American Land Title Company of Kansas City, Inc., D.L. Bancshares, Inc., Double Eagle Financial Corporation and St. Cloud Metropolitan Agency, Inc. were accounted for using the purchase method.

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

  As of December 31, 1994, the corporation had 15 other pending acquisitions with total assets of approximately $4.2 billion and it is anticipated that cash of $965.9 million and approximately 18.2 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by the regulatory agencies, are expected to be completed during 1995 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

                      NORWEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           IN MILLIONS, EXCEPT SHARES

                                                            AT DECEMBER 31,
                                                           -------------------
                                                             1994       1993
                                                           ---------  --------
                          ASSETS
                          ------
Cash and due from banks................................... $ 3,431.2   2,844.4
Interest-bearing deposits with banks......................      41.1      55.9
Federal funds sold and resale agreements..................     552.0     707.7
                                                           ---------  --------
    Total cash and cash equivalents.......................   4,024.3   3,608.0
Trading account securities................................     172.3     279.1
Investment securities (fair value $1,268.7 in 1994 and
 $1,597.6 in 1993)........................................   1,235.1   1,542.7
Mortgage-backed securities (fair value $153.1 in 1993)....       --      151.0
Investment securities available for sale (fair value
 $2,260.9 in 1993)........................................   1,427.6   2,001.2
Mortgage-backed securities available for sale (fair value
 $9,244.0 in 1993)........................................  12,174.2   9,021.6
                                                           ---------  --------
    Total investment securities...........................  14,836.9  12,716.5
Student loans available for sale..........................   2,031.4   1,349.2
Mortgages held for sale...................................   3,115.3   6,090.7
Loans and leases..........................................  33,703.6  29,781.9
Unearned discount.........................................  (1,127.6) (1,021.1)
Allowance for credit losses...............................    (789.9)   (789.2)
                                                           ---------  --------
    Net loans and leases..................................  31,786.1  27,971.6
Premises and equipment, net...............................     955.2     842.1
Interest receivable and other assets......................   2,394.4   1,807.8
                                                           ---------  --------
    Total assets.......................................... $59,315.9  54,665.0
                                                           =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Deposits
  Noninterest-bearing..................................... $ 9,283.1   9,054.3
  Interest-bearing........................................  27,140.9  26,922.2
                                                           ---------  --------
    Total deposits........................................  36,424.0  35,976.5
Short-term borrowings.....................................   7,850.2   5,996.8
Accrued expenses and other liabilities....................   2,009.0   2,079.9
Long-term debt............................................   9,186.3   6,850.9
                                                           ---------  --------
    Total liabilities.....................................  55,469.5  50,904.1
Preferred stock...........................................     526.7     380.0
Unearned ESOP shares......................................     (14.7)      --
                                                           ---------  --------
    Total preferred stock.................................     512.0     380.0
Common stock, $1 2/3 par value--authorized 500,000,000
 shares:
  Issued 323,084,474 and 309,255,558 shares in 1994 and
   1993, respectively.....................................     538.5     515.4
Surplus...................................................     578.8     503.3
Retained earnings.........................................   2,950.0   2,433.3
Net unrealized losses on securities available for sale....    (360.4)      --
Notes receivable from ESOP................................     (13.3)    (16.3)
Treasury stock--13,939,617 and 1,956,803 common shares in
 1994 and 1993, respectively..............................    (350.9)    (51.5)
Foreign currency translation..............................      (8.3)     (3.3)
                                                           ---------  --------
    Total common stockholders' equity.....................   3,334.4   3,380.9
                                                           ---------  --------
    Total stockholders' equity............................   3,846.4   3,760.9
                                                           ---------  --------
    Total liabilities and stockholders' equity............ $59,315.9  54,665.0
                                                           =========  ========

                See notes to consolidated financial statements.

                      NORWEST CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1994     1993    1992
                                                      --------  ------- -------
INTEREST INCOME ON
Loans and leases..................................... $3,071.2  2,648.2 2,454.9
Investment securities................................     71.5    117.1   230.0
Mortgage-backed securities...........................      --       9.3   584.2
Investment securities available for sale.............    120.2    118.5    16.9
Mortgage-backed securities available for sale........    715.7    592.4   164.9
Student loans available for sale.....................    111.4     85.3    24.2
Mortgages held for sale..............................    257.2    326.8   279.4
Money market investments.............................     21.9     19.8    28.9
Trading account securities...........................     24.6     28.9    23.0
                                                      --------  ------- -------
    Total interest income............................  4,393.7  3,946.3 3,806.4
                                                      --------  ------- -------
INTEREST EXPENSE ON
Deposits.............................................    863.4    852.3 1,015.6
Short-term borrowings................................    290.3    238.1   277.9
Long-term debt.......................................    436.4    352.5   317.1
                                                      --------  ------- -------
    Total interest expense...........................  1,590.1  1,442.9 1,610.6
                                                      --------  ------- -------
NET INTEREST INCOME..................................  2,803.6  2,503.4 2,195.8
Provision for credit losses..........................    164.9    158.2   270.8
                                                      --------  ------- -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
 LOSSES..............................................  2,638.7  2,345.2 1,925.0
                                                      --------  ------- -------
NON-INTEREST INCOME
Trust................................................    210.3    187.2   168.9
Service charges on deposit accounts..................    234.4    211.6   190.7
Mortgage banking.....................................    581.0    472.3   275.3
Data processing......................................     61.6     65.5    66.1
Credit card..........................................    116.5    114.3   134.2
Insurance............................................    207.4    176.8   155.1
Other fees and service charges.......................    182.3    163.3   145.6
Net investment and mortgage-backed securities gains
 (losses)............................................     (0.2)     0.1    10.7
Net investment and mortgage-backed securities
 available for sale gains (losses)...................    (79.0)    48.7    55.5
Net venture capital gains............................     77.1     59.5    29.7
Other................................................     46.9     85.7    41.9
                                                      --------  ------- -------
    Total non-interest income........................  1,638.3  1,585.0 1,273.7
                                                      --------  ------- -------
NON-INTEREST EXPENSES
Salaries and benefits................................  1,573.7  1,474.3 1,175.4
Net occupancy........................................    227.3    189.2   181.7
Equipment rentals, depreciation and maintenance......    235.4    202.0   175.8
Business development.................................    190.5    151.3   117.5
Communication........................................    184.8    168.6   145.7
Data processing......................................    113.4    108.2   100.5
FDIC assessment and regulatory examination fees......     87.6     79.7    75.2
Intangible asset amortization........................     77.0     74.7    76.4
Other................................................    406.7    602.4   504.9
                                                      --------  ------- -------
    Total non-interest expenses......................  3,096.4  3,050.4 2,553.1
                                                      --------  ------- -------

                                                          (Continued on page 35)

                      NORWEST CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME--(CONTINUED FROM PAGE 34)
                  IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1994    1993    1992
                                                       -------- ------- -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A
 CHANGE IN METHOD OF ACCOUNTING FOR POSTRETIREMENT
 MEDICAL BENEFITS....................................  $1,180.6   879.8   645.6
Income tax expense...................................     380.2   266.7   175.6
                                                       -------- ------- -------
Income before cumulative effect of a change in
 accounting for postretirement medical benefits......     800.4   613.1   470.0
                                                       -------- ------- -------
Cumulative effect on years ended prior to December
 31, 1992 of a change in accounting for
 postretirement medical benefits, net of tax.........       --      --    (76.0)
                                                       -------- ------- -------
NET INCOME...........................................  $  800.4   613.1   394.0
                                                       ======== ======= =======
Average Common and Common Equivalent Shares..........     315.1   307.7   303.4
PER COMMON SHARE
NET INCOME
  Primary:
    Before cumulative effect of a change in
     accounting for postretirement medical benefits..  $   2.45    1.89    1.44
    Cumulative effect on years ended prior to
     December 31, 1992 of a change in accounting for
     postretirement medical benefits.................       --      --    (0.25)
                                                       -------- ------- -------
    Net income.......................................  $   2.45    1.89    1.19
                                                       ======== ======= =======
  Fully Diluted:
    Before cumulative effect of a change in
     accounting for postretirement medical benefits..  $   2.41    1.86    1.42
    Cumulative effect on years ended prior to
     December 31, 1992 of a change in accounting for
     postretirement medical benefits.................       --      --    (0.23)
                                                       -------- ------- -------
    Net income.......................................  $   2.41    1.86    1.19
                                                       ======== ======= =======
DIVIDENDS............................................  $  0.765   0.640   0.540



                See notes to consolidated financial statements.

                      NORWEST CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN MILLIONS

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994         1993        1992
                                            -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................  $     800.4       613.1       394.0
Adjustments to reconcile net income to net
 cash flows used for operating activities:
 Cumulative effect on years ended prior
  to December 31, 1992 of a change in
  accounting for postretirement medical
  benefits, net of tax....................          --          --         76.0
 Writedown of intangible and other
  assets..................................          --         84.8       150.0
 Provision for credit losses..............        164.9       158.2       270.8
 Depreciation and amortization............        232.2       206.4       178.7
 Gains on other real estate owned, net....        (16.6)       (0.6)       (5.2)
 Losses on sales of premises and
  equipment...............................          4.5         4.3        29.5
 Gains on sales of mortgages held for
  sale....................................        (74.5)     (140.5)      (19.8)
 (Gains) losses on sales of investment,
  mortgage-backed and venture capital
  securities..............................          0.2        (0.1)      (37.9)
 (Gains) losses on sales of investment,
  mortgage-backed and venture capital
  securities available for sale...........          1.9      (108.2)      (58.0)
 Gains on sales of student loans
  available for sale......................         (6.6)      (12.4)       (0.3)
 Release of preferred shares to ESOP......         26.6         --          --
 Trading account securities (gains)
  losses..................................         18.1       (41.7)      (20.9)
 Purchases of trading account securities..   (109,556.3)  (64,057.2)  (30,912.7)
 Proceeds from sales of trading account
  securities..............................    109,561.2    63,932.1    30,940.9
 Originations of mortgages held for sale..    (24,905.1)  (33,706.4)  (21,037.7)
 Proceeds from sales of mortgages held
  for sale................................     27,962.8    32,484.0    19,338.3
 Proceeds from sales of investment and
  mortgage-backed securities available
  for sale................................          --      2,351.6     2,590.1
 Purchases of investment and mortgage-
  backed securities available for sale....          --     (4,784.4)     (199.8)
 Proceeds from maturities and paydowns of
  investment and mortgage-backed
  securities available for sale...........          --      3,120.4       691.1
 Originations of student loans available
  for sale................................     (1,351.7)   (1,035.7)        --
 Proceeds from sales of student loans
  available for sale......................        745.1       855.4       172.0
 Deferred income taxes....................        312.7       (20.0)     (116.3)
 Interest receivable......................        (66.9)       31.0         8.8
 Interest payable.........................         20.5        36.2       (44.1)
 Other assets, net........................       (540.6)      (22.2)      (99.1)
 Other accrued expenses and liabilities,
  net.....................................       (425.0)      284.1       103.8
                                            -----------  ----------  ----------
   Net cash flows from operating
    activities............................      2,907.8       232.2     2,392.2
                                            -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns of:
 Investment and mortgage-backed
  securities..............................        949.5       854.9     3,798.4
 Investment and mortgage-backed
  securities available for sale...........      2,781.4         --          --
Proceeds from sales and calls of:
 Investment and mortgage-backed
  securities..............................         98.8         0.7     1,411.7
 Investment and mortgage-backed
  securities available for sale...........      3,741.6         --          --
Purchases of:
 Investment and mortgage-backed
  securities..............................       (509.0)     (657.9)   (7,355.8)
 Investment and mortgage-backed
  securities available for sale...........     (8,635.6)        --          --
Proceeds from sales of consumer loans by
 banking subsidiaries.....................          --         25.6       278.8
Net increase in banking subsidiaries'
 loans and leases.........................     (1,786.2)   (1,278.8)   (3,702.0)
Principal collected on non-bank
 subsidiaries' loans and leases...........      4,081.8     4,048.4     3,241.1
Non-bank subsidiaries' loans and leases
 originated...............................     (5,342.5)   (4,523.9)   (3,494.1)
Purchases of premises and equipment.......       (266.0)     (226.3)     (191.3)
Proceeds from sales of premises and
 equipment................................         12.1         1.3        16.3
Proceeds from sales of other real estate
 owned....................................        119.7       129.7       138.5
Purchases of subsidiaries, net of cash and
 cash equivalents acquired................        124.8     2,181.8      (204.5)
Divestiture of branches, net of cash and
 cash equivalents paid....................        (55.1)        --          --
                                            -----------  ----------  ----------
   Net cash flows from (used for)
    investing activities..................     (4,684.7)      555.5    (6,062.9)
                                            -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net.............................     (1,247.2)      310.9        11.8
Short-term borrowings, net................      1,736.8    (2,896.1)    2,720.2
Long-term debt borrowings.................      3,508.7     4,301.8     1,571.2
Repayments of long-term debt..............     (1,270.1)   (2,038.7)     (700.3)
Issuances of preferred stock..............        170.7         --          --
Repurchases of preferred stock............         (8.4)       (0.7)       (2.9)
Issuances of common stock.................         49.8        55.9        35.8
Repurchases of common stock...............       (482.1)     (124.3)      (86.0)
Net decrease in notes receivable from
 ESOP.....................................          3.0         3.2         3.0
Dividends paid............................       (268.0)     (219.7)     (185.7)
                                            -----------  ----------  ----------
   Net cash flows from (used for)
    financing activities..................      2,193.2      (607.7)    3,367.1
                                            -----------  ----------  ----------
   Net increase (decrease) in cash and
    cash equivalents......................        416.3       180.0      (303.6)
Cash and cash equivalents
   Beginning of year......................      3,608.0     3,428.0     3,731.6
                                            -----------  ----------  ----------
   End of year............................  $   4,024.3     3,608.0     3,428.0
                                            ===========  ==========  ==========

                See notes to consolidated financial statements.

                      NORWEST CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         IN MILLIONS, EXCEPT FOR SHARES

                                                                          NET
                                                                       UNREALIZED
                                                                         GAINS
                                                                        (LOSSES)
                                                                           ON
                                    UNEARNED                           SECURITIES   NOTES               FOREIGN
                          PREFERRED   ESOP   COMMON          RETAINED  AVAILABLE  RECEIVABLE TREASURY  CURRENCY
                            STOCK    SHARES  STOCK  SURPLUS  EARNINGS   FOR SALE  FROM ESOP   STOCK   TRANSLATION  TOTAL
                          --------- -------- ------ -------  --------  ---------- ---------- -------- ----------- -------
Balance, December 31,
 1991, as originally
 reported...............   $345.0      --    240.6   584.6   1,846.0        --       (22.5)     (8.9)     --      2,984.8
Adjustments for pooling
 of interests...........     51.5      --     22.6    70.3      63.1        --         --        --       --        207.5
                           ------    -----   -----  ------   -------     ------     ------    ------     ----     -------
Balance, December 31,
 1991, restated.........    396.5      --    263.2   654.9   1,909.1        --       (22.5)     (8.9)     --      3,192.3
Net income..............      --       --      --      --      394.0        --         --        --       --        394.0
Dividends on
 Common stock...........      --       --      --      --     (153.6)       --         --        --       --       (153.6)
 Preferred stock........      --       --      --      --      (32.1)       --         --        --       --        (32.1)
Issuance of 4,395,318
 common shares..........      --       --      1.9    42.7     (27.8)       --         --       34.9      --         51.7
Issuance of 899,972
 common shares for
 acquisitions...........      --       --      --    (11.0)      --         --         --       16.7      --          5.7
Repurchase of 4,590,105
 common shares..........      --       --      --     (0.1)      --         --         --      (85.9)     --        (86.0)
Repurchase of 18,550
 preferred shares.......     (2.5)     --      --      0.1      (0.5)       --         --        --       --         (2.9)
Cash payments received
 on notes receivable
 from ESOP..............      --       --      --      --        --         --         3.0       --       --          3.0
Foreign currency
 translation............      --       --      --      --        --         --         --        --      (0.3)       (0.3)
                           ------    -----   -----  ------   -------     ------     ------    ------     ----     -------
Balance, December 31,
 1992...................    394.0      --    265.1   686.6   2,089.1        --       (19.5)    (43.2)    (0.3)    3,371.8
Net income..............      --       --      --      --      613.1        --         --        --       --        613.1
Dividends on
 Common stock...........      --       --      --      --     (188.5)       --         --        --       --       (188.5)
 Preferred stock........      --       --      --      --      (31.2)       --         --        --       --        (31.2)
Stock split.............      --       --    244.2  (244.2)      --         --         --        --       --          --
Issuance of 4,787,158
 common shares..........      --       --      1.6    73.8     (59.5)       --         --       66.6      --         82.5
Issuance of 4,054,562
 common shares for
 acquisitions...........      --       --      2.4   (24.2)     10.1        --         --       49.4      --         37.7
Repurchase of 4,789,658
 common shares..........      --       --      --      --        --         --         --     (124.3)     --       (124.3)
Repurchase of 6,450
 preferred shares.......     (0.6)     --      --      --       (0.1)       --         --        --       --         (0.7)
Conversion of 320,202
 preferred shares into
 1,705,410 common
 shares.................    (13.4)     --      2.1    11.3       --         --         --        --       --          --
Cash payments received
 on notes receivable
 from ESOP..............      --       --      --      --        --         --         3.2       --       --          3.2
Tax benefits of
 dividends on common
 stock held by ESOP.....      --       --      --      --        0.3        --         --        --       --          0.3
Foreign currency
 translation............      --       --      --      --        --         --         --        --      (3.0)       (3.0)
                           ------    -----   -----  ------   -------     ------     ------    ------     ----     -------
Balance, December 31,
 1993...................    380.0      --    515.4   503.3   2,433.3        --      (16.3)     (51.5)    (3.3)    3,760.9
Net unrealized gains on
 securities available
 for sale, January 1,
 1994...................      --       --      --      --        --       313.4        --        --       --        313.4
Net income..............      --       --      --      --      800.4        --         --        --       --        800.4
Dividends on
 Common stock...........      --       --      --      --     (240.2)       --         --        --       --       (240.2)
 Preferred stock........      --       --      --      --      (27.8)       --         --        --       --        (27.8)
Issuance of 3,022,168
 common shares..........      --       --      --     53.9     (74.1)       --         --       80.5      --         60.3
Issuance of 13,985,159
 common shares for
 acquisitions...........      --       --     18.6    (2.3)     58.4        --         --       73.7      --        148.4
Repurchase of 18,918,200
 common shares..........      --       --      --      --        --         --         --     (482.1)     --       (482.1)
Issuance of 980,000
 preferred shares, net
 of 125,000 shares held
 by subsidiary..........    171.0      --      --     (0.3)      --         --         --        --       --        170.7
Issuance of 40,900
 preferred shares to
 ESOP...................     40.9    (42.1)    --      1.2       --         --         --        --       --          --
Release of preferred
 shares to ESOP.........      --      27.4     --     (0.8)      --         --         --        --       --         26.6
Conversion of 1,230,280
 preferred shares to
 3,756,975 common
 shares.................    (56.8)     --      4.5    23.8       --         --         --       28.5      --          --
Repurchase of 192,220
 preferred shares.......     (8.4)     --      --      --        --         --         --        --       --         (8.4)
Change in net unrealized
 gains (losses) on
 securities available
 for sale...............      --       --      --      --        --      (673.8)       --        --       --       (673.8)
Cash payments received
 on notes receivable
 from ESOP..............      --       --      --      --        --         --         3.0       --       --          3.0
Foreign currency
 translation............      --       --      --      --        --         --         --        --      (5.0)       (5.0)
                           ------    -----   -----  ------   -------     ------     ------    ------     ----     -------
Balance, December 31,
 1994...................   $526.7    (14.7)  538.5   578.8   2,950.0     (360.4)     (13.3)   (350.9)    (8.3)    3,846.4
                           ======    =====   =====  ======   =======     ======     ======    ======     ====     =======

                See notes to consolidated financial statements.

                              NORWEST CORPORATION

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

  Cash paid for interest and income taxes for the years ended December 31 was:

                                                          1994    1993    1992
                                                        -------- ------- -------
                                                              IN MILLIONS
Interest............................................... $1,569.6 1,481.1 1,654.6
Income taxes...........................................     22.3   226.0   208.6

  Loans transferred to other real estate owned totaled $69.8 million in 1994, $69.6 million in 1993, and $112.7 million in 1992. In 1994, mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. ("First United"), were transferred to available for sale to comply with the corporation's investment and interest rate risk policies. See Note 2, Business Combinations, for a discussion of the acquisition of First United. Also during 1994, venture capital securities of $122.0 million, originally classified as available for sale, were transferred to the held to maturity category to comply with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("FAS 115"). Investments and mortgage-backed securities of $234.2 million and $14,001.2 million were transferred to available for sale in 1993 and 1992, respectively. Student loans totaling $1,330.3 million were transferred to available for sale in 1992.

  During 1994, 1993 and 1992, the corporation issued 3,162,847, 2,127,428 and
899,972 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the stated amount of $40.9 million at a premium of $1.2 million. A corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 10). Preferred stock in the amount of $26.6 million was released to the ESOP during 1994.

                              NORWEST CORPORATION

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

  Effective January 1, 1994, the corporation adopted FAS 115. Accordingly, investment and mortgage-backed securities available for sale are carried at fair value. Net unrealized gains and losses, net of deferred taxes, on investments and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of stockholders' equity until realized. The classification of securities is determined at the date of purchase and subsequent transfers, if any, between security classifications are recorded at fair value. Prior to the adoption of FAS 115, investment and mortgage-backed securities available for sale were carried at the lower of aggregate cost or market value. Additionally, investment and mortgage-backed securities were transferred to securities available for sale at their respective carrying values.

  Realized gains and losses on sales of securities are computed by the specific identification method at the time of disposition and are recorded in non-interest income.

  The corporation's venture capital subsidiaries classify equity securities that are publicly traded as available for sale and non-publicly traded equity securities as held to maturity.

  Trading account securities are purchased with the intent to earn a profit by selling the security. These securities are stated at fair value. Adjustments to the fair value are reported in other non-interest income.

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

  Unearned discount on consumer loans is recognized by the interest method or other methods for which results are not materially different from the interest method.

  Loan origination fees and costs incurred to extend credit are deferred and amortized over the term of the loan and the loan commitment period as a yield adjustment. Loan fees representing adjustments of interest

                              NORWEST CORPORATION
rate yield are generally deferred and amortized into interest income over the term of the loan using the interest method. Loan commitment fees are generally deferred and amortized into non-interest income on a straight-line basis over the commitment period.

  At December 31, 1994 and 1993, the corporation had $2,031.4 million and $1,349.2 million, respectively, of student loans available for sale because the corporation does not intend to hold these loans until maturity. Student loans available for sale are stated at the lower of aggregate cost or market value. Student loans are transferred to available for sale at their carrying value.

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

  Gains and losses on sales of mortgages are recognized at settlement dates and are determined by the difference between sales proceeds and the carrying value of the mortgages. Gains and losses are recorded in non-interest income.

 Purchased Mortgage Servicing Rights

  The corporation capitalizes the costs of purchased mortgage servicing rights. These costs are deferred if it is anticipated that the servicing rights will be sold concurrent with the sale of the underlying mortgages. If the servicing rights are retained, such costs are amortized over the estimated remaining life of the underlying loans. The corporation's amortization method approximates the level yield method and takes into account appropriate prepayment assumptions. The carrying value of purchased mortgage servicing rights is periodically evaluated in relation to estimated future servicing net revenues.

 Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their estimated useful lives. Capital lease assets and leasehold improvements are amortized over lease terms on a straight-line basis.

  The costs of improvements are capitalized. Maintenance and repairs, as well as gains and losses on dispositions of premises and equipment, are included in non-interest expenses.

                              NORWEST CORPORATION

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

 Goodwill and Other Intangibles

  Goodwill represents the unamortized cost of acquiring subsidiaries and other net assets in excess of the appraised value of such net assets at the date of acquisition. In 1993, the corporation changed the amortizable life of goodwill to a maximum 15 years from amortizable lives ranging from 15-30 years. Goodwill is amortized using the straight-line method. Other identifiable intangibles are amortized either on an accelerated basis or straight-line, over various periods not to exceed 15 years.

 Derivative Financial Instruments

  The corporation and its subsidiaries utilize a variety of derivative financial instruments as part of an overall interest rate risk management strategy and in conjunction with their customer service and trading activities. Derivative financial instruments utilized include interest rate swaps, interest rate futures, caps, floors, options and forward contracts.

  Interest rate swaps are used principally as a tool to manage the interest sensitivity of the corporation's balance sheet. These contracts represent an exchange of interest payment streams based on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. The underlying principal balances of the assets or liabilities are not affected. Net settlement amounts are reported as adjustments to interest income or interest expense, as appropriate.

  Options are contracts which grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the underlying financial instrument at a set price during a period or at a specified date in the future. The writer of the option is obligated to purchase or sell the underlying financial instrument if the purchaser chooses to exercise the option. Premiums paid on purchased put options which qualify as hedges are deferred and amortized over the terms of the contracts. Purchased put options are marked to market daily with losses limited to the amount of the option fee. Losses are recognized currently on put options sold when the market value of the underlying security falls below the put price plus the premium received. A premium received on a covered call option sold is deferred until the option matures. If the market value of the related asset is greater than the option strike price, the option will be exercised and the premium recorded as an adjustment of the gain or loss recognized. If the option expires, the premium is recorded in other non-interest income. Uncovered calls sold are marked to market daily with the gain limited to the amount of the option fee.

  Interest rate futures and forward contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Interest rate caps and floors require the seller to pay the purchaser, at specified dates, the amount, if any, by which the market interest rate exceeds the agreed-upon cap or falls below the agreed-upon floor, applied to a notional principal amount. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Realized gains and losses on positions used as hedges in mortgage banking operations are deferred

                              NORWEST CORPORATION
and considered in the calculation of market value of the mortgages available for sale. Positions which are not hedges of specific assets, liabilities or commitments are included in the trading account.

  For a discussion of the risks associated with derivatives and the corporation's policies used to monitor such risks refer to Note 14, Derivative Activities.

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

  In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109), effective January 1, 1993. The corporation adopted FAS 109 as of January 1, 1993, with no material impact on the consolidated financial statements of the corporation. Prior to adoption of FAS 109, the corporation accounted for income taxes under Statement of Financial Accounting Standards No. 96.

 Foreign Currency Translation

  The accounts of Norwest Financial, Inc.'s Canadian finance subsidiary are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and included as a separate component of stockholders' equity.

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

  Weighted average numbers of common and common equivalent shares applied in calculating earnings per share are as follows:

                                                1994        1993        1992
                                             ----------- ----------- -----------
Primary..................................... 315,091,891 307,726,009 303,427,080
Fully diluted............................... 327,798,536 323,823,259 322,422,652

                              NORWEST CORPORATION

 Change In Accounting for Postretirement Medical Benefits

  Effective January 1, 1992, the corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires employers to accrue the cost of retiree health care benefits and the cost of all other postretirement benefits other than pensions during the employees' active service. In years prior to 1992, this expense was recognized when benefits were paid. The cumulative liability for these expenses for years prior to 1992 of $76.0 million after tax, or $0.25 per common share, was recognized as a cumulative effect of accounting change as of January 1, 1992.

 Change In Accounting for Postemployment Benefits

  Effective January 1, 1994, the corporation adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires employers to accrue the cost of postemployment benefits during the employees' active service, if the amount of the benefits can be reasonably estimated and payment is probable. The adoption of FAS 112 did not have a material effect on the corporation's financial position or results of operations.

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

  Net income and net income per share amounts of the corporation and First United prior to restatement for the years ended December 31, 1993 and 1992 were:

                                                           1993         1992
                                                       ------------  -----------
                                                       IN MILLIONS, EXCEPT PER
                                                         COMMON SHARE AMOUNTS
The corporation
  Net income..........................................       $653.6        364.1
  Net income per common share
    Primary...........................................         2.13         1.16
    Fully diluted.....................................         2.10         1.16
First United
  Net (loss) income*.................................. $      (40.5)        29.9
  Net (loss) income per common share
    Primary...........................................        (3.40)        2.18
    Fully diluted.....................................        (3.40)        1.84

- --------
* First United's 1993 net income includes the additional provision for credit losses of $16.5 million to conform with the corporation's credit loss reserve practices and methods and $83.2 million in accruals and reserves for merger-related expenses, including termination costs, systems and operations costs, and other asset write-downs.

                              NORWEST CORPORATION

  The corporation acquired Alexandria Securities and Investment Company, a $59 million bank holding company located in Alexandria, Minnesota, on December 9, 1994, and issued 341,039 common shares. Also, on December 9, 1994, the corporation acquired First National Bank of Kerrville, a $206 million bank located in Kerrville, Texas, and issued 1,225,000 common shares. On December 2, 1994, the corporation acquired Texas National Bankshares, Inc., a $188 million bank holding company located in Midland, Texas, for cash of $24.5 million. On October 21, 1994, the corporation acquired Bank of Scottsdale, a $93 million bank located in Scottsdale, Arizona, for cash of $13.6 million. On October 2, 1994, the corporation acquired Copper Bancshares, Inc., a $98 million bank holding company located in Silver City, New Mexico, and issued 524,920 common shares. On September 15, 1994, the corporation acquired LaPorte Bankcorp., a $137 million bank holding company located in Hammond, Indiana, and issued 564,553 common shares. On July 1, 1994, the corporation acquired American Land Title Company of Kansas City, Inc. and issued 166,666 common shares. On May 1, 1994, the corporation completed its acquisition of Double Eagle Financial Corporation, which owns a title insurance agency, located in Phoenix, Arizona, and issued 307,700 common shares. On April 28, 1994, the corporation completed its acquisition of D.L. Bancshares, Inc., a $78 million bank holding company located in Detroit Lakes, Minnesota, for cash of $11.9 million. On April 15, 1994, the corporation completed its acquisition of Bank of Montana System, with assets of $807 million, located in Great Falls, Montana, and issued 4,174,105 common shares. On March 15, 1994, the corporation completed its acquisition of Community Credit Co., a $173 million consumer finance company located in Minneapolis, Minnesota, and issued 3,726,871 common shares. On February 2, 1994, the corporation completed its acquisition of First National Bank of Arapahoe County, First National Bank of Lakewood and First National Bank of Southeast Denver, with assets of $36 million, $61 million and $134 million, respectively, located in the Denver, Colorado metro area, and issued 260,896, 337,582 and 803,439 common shares, respectively. Also on February 2, 1994, the corporation completed its acquisition of Lindeberg Financial Corporation, a $55 million bank holding company, located in Forest Lake, Minnesota, and issued 413,599 common shares. On January 1, 1994, the corporation completed its acquisition of St. Cloud National Bank & Trust Co., a $119 million bank, and on January 6, 1994, acquired St. Cloud Metropolitan Agency, Inc., an insurance agency, and issued 1,105,820 and 32,969 common shares, respectively.

  The acquisitions of Bank of Montana System, Community Credit Co., First National Bank of Arapahoe County, First National Bank of Lakewood, First National Bank of Southeast Denver, Lindeberg Financial Corporation and St. Cloud National Bank & Trust Co. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of Alexandria Securities and Investment Company, First National Bank of Kerrville, Texas National Bankshares, Inc., Bank of Scottsdale, Copper Bancshares, Inc., LaPorte Bancorp., American Land Title Company of Kansas City, Inc., D.L. Bancshares, Inc., Double Eagle Financial Corporation and St. Cloud Metropolitan Agency, Inc. were accounted for using the purchase method.

  As of December 31, 1994, the corporation had 15 other pending acquisitions with total assets of approximately $4.2 billion and it is anticipated that cash of $965.9 million and approximately 18.2 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1995 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

  On December 10, 1993, the corporation completed its acquisition of Winner Banshares, Inc., a $99 million bank holding company headquartered in Winner, South Dakota, and issued 530,737 common shares. On October 29, 1993, the corporation completed its acquisition of FirstAmerican Bank, N.A., a $47.6 million bank, located in Colorado Springs, Colorado. On October 7, 1993, the corporation completed its acquisition of Ralston Bancshares, Inc., a $101.1 million bank holding company headquartered in Ralston, Nebraska,

                              NORWEST CORPORATION
and issued 548,981 common shares. On October 1, 1993, the corporation completed its acquisition of M & D Holding Company, a $57.1 million bank holding company headquartered in Spring Lake Park, Minnesota, and issued 536,084 common shares. On September 10, 1993, Norwest Bank Denver, N.A., a banking subsidiary of the corporation, completed its acquisition of $1.1 billion in assets of the Columbia Savings division of First Nationwide Bank, a Federal Savings Bank. On September 1, 1993, Norwest Bank Arizona, N.A., a subsidiary of the corporation, completed its acquisition of the $2.1 billion banking business of Citibank (Arizona), a subsidiary of Citicorp. On April 1, 1993, the corporation completed its acquisition of Financial Concepts Bancorp, Inc., a $175.5 million bank holding company headquartered in Green Bay, Wisconsin, and issued 847,416 common shares. On February 1, 1993, the corporation completed its acquisitions of Merchants & Miners Bancshares, Inc., a $57 million bank holding company headquartered in Hibbing, Minnesota, and BORIS Systems, Inc., a $6 million data processing/transmission service, headquartered in East Lansing, Michigan, which provides services to more than 100 boards of realtors located throughout the United States, and issued 343,050 and 691,210 common shares, respectively. On January 8, 1993, the corporation completed its acquisition of Rocky Mountain Bankshares, Inc., a $105 million bank holding company with a bank in Aspen, Colorado, and issued 557,084 common shares.

  The acquisitions of Winner Banshares, Inc., Ralston Bancshares, Inc. and Financial Concepts Bancorp, Inc. were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of FirstAmerican Bank, N.A., M & D Holding Company, Columbia Savings, Citibank (Arizona), Merchants & Miners Bancshares, Inc., BORIS Systems, Inc. and Rocky Mountain Bankshares, Inc. were accounted for using the purchase method.

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

  Net income and net income per share amounts of the corporation and Lincoln prior to restatement for the year ended December 31, 1992 were:

                                                                    1992
                                                             -------------------
                                                             IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS
The corporation
  Net income................................................       $ 446.7
  Net income per share
    Primary.................................................          1.48
    Fully diluted...........................................          1.47
Lincoln
  Net loss*.................................................       $ (82.6)
  Net loss per share........................................        (11.47)

- --------
*Reflects an increase in Lincoln's provision for credit losses of $60.0 million to conform with the corporation's credit loss reserve practices and methods and $33.5 million in Lincoln's provisions and expenditures for costs related to restructuring activities.

  On December 29, 1992, the corporation acquired Am-Can Investment, Inc., a $33 million bank holding company headquartered in Moorhead, Minnesota, for cash. On October 2, 1992, the corporation completed its acquisition of United Bancshares, Inc. a $174 million bank holding company headquartered in Lincoln, Nebraska and issued 899,972 common shares. These acquisitions were accounted for using the purchase

                              NORWEST CORPORATION
method. Effective January 19, 1992, Davenport Bank and Trust Company (Davenport
Bank), an Iowa banking corporation headquartered in Davenport, Iowa, consolidated with Bettendorf Bank, National Association, a banking subsidiary of the corporation. The corporation issued 19,331,426 shares of its common stock to former Davenport Bank shareholders in connection with the consolidation. The consolidation was accounted for using the pooling of interests method of accounting and, accordingly, the corporation's financial statements have been restated for all periods prior to the consolidation to include the accounts and operations of Davenport Bank.

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

  The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $584 million and $555 million for the years ended December 31, 1994 and 1993, respectively.

4. INVESTMENT AND MORTGAGE-BACKED SECURITIES

  Information relating to the amortized cost and fair value of investment and mortgage-backed securities for each of the three years ended December 31, 1994, is provided in the table below.

  AMORTIZED COST AND FAIR VALUES OF INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                     1994                                     1993
                   ---------------------------------------- ----------------------------------------
                               GROSS      GROSS                         GROSS      GROSS
                   AMORTIZED UNREALIZED UNREALIZED   FAIR   AMORTIZED UNREALIZED UNREALIZED   FAIR
                     COST      GAINS      LOSSES    VALUE     COST      GAINS      LOSSES    VALUE
                   --------- ---------- ---------- -------- --------- ---------- ---------- --------
                                                                          IN MILLIONS
 HELD FOR
  INVESTMENT:
 Investment
  securities:
 U.S. Treasury
  and federal
  agencies.......  $    27.4     --          --        27.4    665.0      5.5        --        670.5
 State, municipal
  and housing-tax
  exempt.........      712.2    17.1       (16.5)     712.8    632.9     50.1       (1.0)      682.0
 Other...........      495.5    39.6        (6.6)     528.5    244.8      0.3        --        245.1
                   ---------   -----      ------   -------- --------    -----      -----    --------
  Total
   investment
   securities
   held for
   investment....    1,235.1    56.7       (23.1)   1,268.7  1,542.7     55.9       (1.0)    1,597.6
                   ---------   -----      ------   -------- --------    -----      -----    --------
 Mortgage-backed
  securities:
 Federal
  agencies.......        --      --          --         --     126.0      2.1        --        128.1
 Collateralized
  mortgage
  obligations....        --      --          --         --      25.0      --         --         25.0
                   ---------   -----      ------   -------- --------    -----      -----    --------
  Total mortgage-
   backed
   securities
   held for
   investment....        --      --          --         --     151.0      2.1        --        153.1
                   ---------   -----      ------   -------- --------    -----      -----    --------
 Total investment
  and mortgage-
  backed
  securities held
  for investment.    1,235.1    56.7       (23.1)   1,268.7  1,693.7     58.0       (1.0)    1,750.7
                   ---------   -----      ------   -------- --------    -----      -----    --------
 AVAILABLE FOR
  SALE:
 Investment
  securities:
 U.S. Treasury
  and federal
  agencies.......      932.4     6.3       (15.4)     923.3  1,520.5     77.2       (2.8)    1,594.9
 State, municipal
  and housing-tax
  exempt.........      107.1      .3        (3.9)     103.5     96.2      3.7       (0.1)       99.8
 Other...........      321.2    97.0       (17.4)     400.8    384.5    188.8       (7.1)      566.2
                   ---------   -----      ------   -------- --------    -----      -----    --------
  Total
   investment
   securities
   available for
   sale..........    1,360.7   103.6       (36.7)   1,427.6  2,001.2    269.7      (10.0)    2,260.9
                   ---------   -----      ------   -------- --------    -----      -----    --------
 Mortgage-backed
  securities:
 Federal
  agencies.......   12,635.2    19.1      (642.4)  12,011.9  8,889.1    227.5       (7.5)    9,109.1
 Collateralized
  mortgage
  obligations....      165.8      .5        (4.0)     162.3    132.5      2.7       (0.3)      134.9
                   ---------   -----      ------   -------- --------    -----      -----    --------
  Total mortgage-
   backed
   securities
   available for
   sale..........   12,801.0    19.6      (646.4)  12,174.2  9,021.6    230.2       (7.8)    9,244.0
                   ---------   -----      ------   -------- --------    -----      -----    --------
 Total investment
  and mortgage-
  backed
  securities
  available for
  sale...........   14,161.7   123.2      (683.1)  13,601.8 11,022.8    499.9      (17.8)   11,504.9
                   ---------   -----      ------   -------- --------    -----      -----    --------
 Total investment
  securities.....  $15,396.8   179.9      (706.2)  14,870.5 12,716.5    557.9      (18.8)   13,255.6
                   =========   =====      ======   ======== ========    =====      =====    ========

                                      1992
                   ----------------------------------------
                               GROSS      GROSS
                   AMORTIZED UNREALIZED UNREALIZED   FAIR
                     COST      GAINS      LOSSES    VALUE
                   --------- ---------- ---------- --------

 HELD FOR
  INVESTMENT:
 Investment
  securities:
 U.S. Treasury
  and federal
  agencies.......     884.3      7.7       (1.3)      890.7
 State, municipal
  and housing-tax
  exempt.........     787.3     59.5       (4.0)      842.8
 Other...........     193.4      0.4        --        193.8
                   --------    -----      -----    --------
  Total
   investment
   securities
   held for
   investment....   1,865.0     67.6       (5.3)    1,927.3
                   --------    -----      -----    --------
 Mortgage-backed
  securities:
 Federal
  agencies.......     165.9      1.6        --        167.5
 Collateralized
  mortgage
  obligations....       --       --         --          --
                   --------    -----      -----    --------
  Total mortgage-
   backed
   securities
   held for
   investment....     165.9      1.6        --        167.5
                   --------    -----      -----    --------
 Total investment
  and mortgage-
  backed
  securities held
  for investment.   2,030.9     69.2       (5.3)    2,094.8
                   --------    -----      -----    --------
 AVAILABLE FOR
  SALE:
 Investment
  securities:
 U.S. Treasury
  and federal
  agencies.......   1,241.0     85.0       (3.1)    1,322.9
 State, municipal
  and housing-tax
  exempt.........      71.8      5.1        --         76.9
 Other...........     260.8    158.5       (3.4)      415.9
                   --------    -----      -----    --------
  Total
   investment
   securities
   available for
   sale..........   1,573.6    248.6       (6.5)    1,815.7
                   --------    -----      -----    --------
 Mortgage-backed
  securities:
 Federal
  agencies.......   9,096.6    217.5      (12.4)    9,301.7
 Collateralized
  mortgage
  obligations....     261.6      6.5       (4.2)      263.9
                   --------    -----      -----    --------
  Total mortgage-
   backed
   securities
   available for
   sale..........   9,358.2    224.0      (16.6)    9,565.6
                   --------    -----      -----    --------
 Total investment
  and mortgage-
  backed
  securities
  available for
  sale...........  10,931.8    472.6      (23.1)   11,381.3
                   --------    -----      -----    --------
 Total investment
  securities.....  12,962.7    541.8      (28.4)   13,476.1
                   ========    =====      =====    ========

                              NORWEST CORPORATION

  The carrying and market values of investment and mortgage-backed securities by maturity at December 31 were:

                                                  1994              1993
                                           ------------------ -----------------
                                           CARRYING    FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                           --------- -------- -------- --------
                                                       IN MILLIONS
Held for investment:
Investment securities:
  In one year or less..................... $    62.0     62.3    686.4    690.7
  After one year through five years.......     359.1    396.2    446.3    461.8
  After five years through ten years......     142.4    146.9    163.1    179.4
  After ten years.........................     671.6    663.3    246.9    265.7
                                           --------- -------- -------- --------
    Total investment securities held for
     investment...........................   1,235.1  1,268.7  1,542.7  1,597.6
                                           --------- -------- -------- --------
Mortgage-backed securities:
  After ten years.........................       --       --     151.0    153.1
                                           --------- -------- -------- --------
    Total investment and mortgage-backed
     securities held for investment.......   1,235.1  1,268.7  1,693.7  1,750.7
                                           --------- -------- -------- --------
Available for sale:
Investment securities:
  In one year or less.....................     338.3    338.3    289.9    352.5
  After one year through five years.......     629.0    629.0  1,211.7  1,364.2
  After five years through ten years......     296.6    296.6    480.7    525.0
  After ten years.........................     163.7    163.7     18.9     19.2
                                           --------- -------- -------- --------
    Total investment securities available
     for sale.............................   1,427.6  1,427.6  2,001.2  2,260.9
                                           --------- -------- -------- --------
Mortgage-backed securities:
  In one year or less.....................      30.1     30.1    247.6    270.3
  After one year through five years.......     223.2    223.2    111.1    115.2
  After five years through ten years......     309.3    309.3    126.0    128.7
  After ten years.........................  11,611.6 11,611.6  8,536.9  8,729.8
                                           --------- -------- -------- --------
    Total mortgage-backed securities
     available for sale...................  12,174.2 12,174.2  9,021.6  9,244.0
                                           --------- -------- -------- --------
    Total investment and mortgage-backed
     securities available for sale........  13,601.8 13,601.8 11,022.8 11,504.9
                                           --------- -------- -------- --------
    Total investment securities........... $14,836.9 14,870.5 12,716.5 13,255.6
                                           ========= ======== ======== ========

                              NORWEST CORPORATION

  Interest income on investment and mortgage-backed securities for each of the three years ended December 31 was:

                                                              1994  1993  1992
                                                             ------ ----- -----
                                                                IN MILLIONS
Held for investment:
Investment securities:
U.S. Treasury and federal agencies.......................... $  1.3  44.0 132.1
State, municipal and housing-tax exempt.....................   50.7  55.8  68.3
Other.......................................................   19.5  17.3  29.6
                                                             ------ ----- -----
    Total investment securities held for investment.........   71.5 117.1 230.0
                                                             ------ ----- -----
Mortgage-backed securities:
  Federal agencies..........................................    --    8.2 562.7
  Collateralized mortgage obligations.......................    --    1.1  21.5
                                                             ------ ----- -----
    Total mortgage-backed securities held for investment....    --    9.3 584.2
                                                             ------ ----- -----
    Total investment and mortgage-backed securities held for
     investment.............................................   71.5 126.4 814.2
Available for sale:
Investment securities:
U.S. Treasury and federal agencies..........................   93.9 101.6  13.1
State, municipal and housing-tax exempt.....................    5.4   4.8   2.7
Other.......................................................   20.9  12.1   1.1
                                                             ------ ----- -----
    Total investment securities available for sale..........  120.2 118.5  16.9
                                                             ------ ----- -----
Mortgage-backed securities:
  Federal agencies..........................................  707.3 561.3 161.9
  Collateralized mortgage obligations.......................    8.4  31.1   3.0
                                                             ------ ----- -----
    Total mortgage-backed securities available for sale.....  715.7 592.4 164.9
                                                             ------ ----- -----
    Total investment and mortgage-backed securities
     available for sale.....................................  835.9 710.9 181.8
                                                             ------ ----- -----
    Total investment securities............................. $907.4 837.3 996.0
                                                             ====== ===== =====

  Investment and mortgage-backed securities (including securities available for sale) carried at $5,333.9 million and $6,207.6 million were pledged to secure public or trust deposits or for other purposes at December 31, 1994 and 1993, respectively.

                              NORWEST CORPORATION

  Total gross realized gains and gross realized losses from the sale of securities for each of the three years ended December 31 were:

                                                       1994   1993   1992
                                                      ------  -----  -----
                                                         IN MILLIONS
Held for investment:
Investment securities:
  Gross realized gains............................... $   .9    0.1    6.7
  Gross realized losses..............................   (1.1)   --    (1.2)
                                                      ------  -----  -----
  Net gains (losses).................................   (0.2)   0.1    5.5
Mortgage-backed securities:
  Gross realized gains...............................    --     --    13.8
  Gross realized losses..............................    --     --    (8.6)
                                                      ------  -----  -----
  Net gains..........................................    --     --     5.2
                                                      ------  -----  -----
Net realized gains (losses) on investment and
 mortgage-backed securities held for investment...... $ (0.2)   0.1   10.7
                                                      ------  -----  -----
Available for sale:
Investment securities:
  Gross realized gains............................... $ 28.3   24.4    2.7
  Gross realized losses..............................  (75.9)  (3.4)   --
                                                      ------  -----  -----
  Net gains (losses).................................  (47.6)  21.0    2.7
Mortgage-backed securities:
  Gross realized gains...............................   17.1   35.6   52.9
  Gross realized losses..............................  (48.5)  (7.9)  (0.1)
                                                      ------  -----  -----
  Net gains (losses).................................  (31.4)  27.7   52.8
                                                      ------  -----  -----
Net realized gains (losses) on investment and
 mortgage-backed securities available for sale....... $(79.0)  48.7   55.5
                                                      ------  -----  -----
Venture capital securities held for investment:
  Gross realized gains............................... $  --     --    31.7
  Gross realized losses..............................    --     --    (4.5)
                                                      ------  -----  -----
  Net gains..........................................    --     --    27.2
Venture capital securities available for sale:
  Gross realized gains...............................   85.4   73.2   16.9
  Gross realized losses..............................   (8.3) (13.7) (14.4)
                                                      ------  -----  -----
  Net gains..........................................   77.1   59.5    2.5
                                                      ------  -----  -----
Net venture capital gains............................ $ 77.1   59.5   29.7
                                                      ======  =====  =====

  During 1994 and 1993, certain investment securities with a total amortized cost of $102.6 million and $29.5 million, respectively, were sold by the corporation principally because such securities were called by the issuers prior to maturity, or in certain cases due to significant deterioration in the creditworthiness of the related issuers. The sales and calls of investment securities during 1994 and 1993 resulted in net gains (losses) of $(0.2) million and $0.1 million, respectively.

                              NORWEST CORPORATION

5. LOANS AND LEASES

  The carrying values of loans and leases at December 31 were:

                                                              1994       1993
                                                            ---------  --------
                                                               IN MILLIONS
Commercial................................................. $ 8,390.4   7,624.1
Construction and land development..........................     568.1     565.6
Real estate................................................  12,548.8  11,738.8
Consumer...................................................  10,815.9   8,606.3
Lease financing............................................     764.5     698.6
Foreign....................................................     615.9     548.5
                                                            ---------  --------
    Total loans and leases.................................  33,703.6  29,781.9
Unearned discount..........................................  (1,127.6) (1,021.1)
                                                            ---------  --------
    Loans and leases, net of unearned discount............. $32,576.0  28,760.8
                                                            =========  ========

  Changes in the allowance for credit losses were:

                                                          1994    1993    1992
                                                         ------  ------  ------
                                                             IN MILLIONS
Balance at beginning of year............................ $789.2   773.1   704.3
  Allowances related to assets acquired, net............   29.0    36.2    23.4
  Provision for credit losses...........................  164.9   158.2   270.8
  Credit losses......................................... (314.8) (310.3) (341.1)
  Recoveries............................................  121.6   132.0   115.7
                                                         ------  ------  ------
    Net credit losses................................... (193.2) (178.3) (225.4)
                                                         ------  ------  ------
Balance at end of year.................................. $789.9   789.2   773.1
                                                         ======  ======  ======

  Non-accrual, restructured and 90 day past due loans and other real estate owned at December 31 were:

                                                                    1994  1993
                                                                   ------ -----
                                                                   IN MILLIONS
Non-accrual loans................................................. $128.5 195.7
Restructured loans................................................    1.8  10.3
                                                                   ------ -----
    Total non-accrual and restructured loans......................  130.3 206.0
Other real estate owned...........................................   29.6  63.0
                                                                   ------ -----
    Total non-performing assets...................................  159.9 269.0
Loans and leases past due 90 days or more*........................   58.4  50.8
                                                                   ------ -----
    Total non-performing assets and 90-day past due loans and
     leases....................................................... $218.3 319.8
                                                                   ====== =====

- --------
   *Excludes non-accrual loans and leases.

  The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:

                                                              1994   1993  1992
                                                              -----  ----  ----
                                                                IN MILLIONS
Interest income
  As originally contracted................................... $15.4  19.4  26.5
  As recognized..............................................  (3.1) (5.5) (8.1)
                                                              -----  ----  ----
   Reduction of interest income.............................. $12.3  13.9  18.4
                                                              =====  ====  ====

                              NORWEST CORPORATION

  There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1994.

  Leveraged lease financing amounted to $136.9 million and $144.9 million at December 31, 1994 and 1993, respectively. Deferred income taxes related to leveraged leases amounted to $103.4 million and $99.7 million at the same dates, respectively.

  Loans and leases totaling $4,263.7 million and $4,082.3 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1994 and 1993, respectively.

  The corporation and its subsidiaries have made loans to the executive officers and directors (and their associates) of the corporation and its significant subsidiaries in the ordinary course of business. Aggregate amounts of these loans (excluding loans to the immediate families of persons who are solely executive officers and directors of the corporation's significant subsidiaries) were $58.9 million and $65.3 million at December 31, 1994 and 1993, respectively. Activity with respect to these loans during 1994 included advances, repayments and net decreases (due to changes in executive officers and directors) of $225.1 million, $228.4 million and $3.1 million, respectively.

6. PREMISES AND EQUIPMENT

  The carrying value of premises and equipment at December 31 was:

                                                                1994     1993
                                                              --------  -------
                                                                IN MILLIONS
Owned
Land......................................................... $  106.8     99.0
Premises and improvements....................................    719.1    665.4
Furniture, fixtures and equipment............................  1,005.3    829.3
                                                              --------  -------
    Total....................................................  1,831.2  1,593.7
                                                              --------  -------
Capitalized leases
Premises.....................................................     20.1     20.2
Equipment....................................................     16.5     14.3
                                                              --------  -------
    Total....................................................     36.6     34.5
                                                              --------  -------
Total premises and equipment.................................  1,867.8  1,628.2
Less accumulated depreciation and amortization...............   (912.6)  (786.1)
                                                              --------  -------
Premises and equipment, net.................................. $  955.2    842.1
                                                              ========  =======

7. SHORT-TERM BORROWINGS

  Information related to short-term borrowings for the three years ended December 31 is provided in the table on page 52.

  At December 31, 1994, the corporation had available lines of credit totaling $1,282.7 million, including $1,082.7 million at a subsidiary, Norwest Financial, Inc. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

  At December 31, 1994, the corporation had commercial paper placement agreements totaling $200.0 million (included in the $1,282.7 million reported in the preceding paragraph).

                              NORWEST CORPORATION

                             SHORT-TERM BORROWINGS
                                  IN MILLIONS

                                       1994           1993           1992
                                   -------------  -------------  -------------
                                    AMOUNT  RATE   AMOUNT  RATE   AMOUNT  RATE
                                   -------- ----  -------- ----  -------- ----
At December 31,
Commercial paper.................. $2,544.9 3.63% $2,711.6 3.56% $2,947.5 3.65%
Federal funds purchased and
 securities sold under agreements
 to repurchase....................  4,252.5 5.79   2,202.8 2.72   5,025.5 2.83
Other.............................  1,052.8 2.90   1,082.4 3.23     851.9 5.26
                                   --------       --------       --------
    Total......................... $7,850.2 4.70  $5,996.8 3.19  $8,824.9 3.34
                                   ========       ========       ========
For the year ended December 31,
Average daily balance
Commercial paper.................. $2,672.1 4.42% $2,675.0 3.37% $2,751.2 4.19%
Federal funds purchased and
 securities sold under agreements
 to repurchase....................  2,966.7 4.34   3,509.0 3.01   3,805.8 3.63
Other.............................    989.7 4.38   1,127.0 3.83     483.8 5.08
                                   --------       --------       --------
    Total......................... $6,628.5 4.38  $7,311.0 3.27  $7,040.8 3.95
                                   ========       ========       ========
Maximum month-end balance
Commercial paper.................. $2,949.3   NA  $3,084.6   NA  $2,947.5   NA
Federal funds purchased and
 securities sold under agreements
 to repurchase....................  4,252.5   NA   4,729.7   NA   5,138.0   NA
Other.............................  1,341.6   NA   1,590.2   NA     861.5   NA

- --------
NA--Not applicable.

8. CERTIFICATES OF DEPOSIT OVER $100,000

  The corporation had certificates of deposit over $100,000 of $2,050.7 million and $1,849.6 million at December 31, 1994 and 1993, respectively. Interest expense on certificates of deposit over $100,000 was $69.4 million, $90.2 million and $99.0 million for the years ended December 31, 1994, 1993 and 1992, respectively. There were no brokered certificates of deposit at December 31, 1994 and 1993.

                              NORWEST CORPORATION

9. LONG-TERM DEBT

  Long-term debt at December 31 consisted of:

                                                                  1994    1993
                                                                -------- -------
                                                                  IN MILLIONS
NORWEST CORPORATION (parent company only)
Medium-Term Notes, Series A, 4.47% to 5.74%, due 1995 to 1998.  $   60.3    62.6
Floating Rate Medium-Term Notes, Series B, due 1995...........     200.0   200.0
Medium-Term Notes, Series C, 4.03% to 5.14%, due 1995 to 1998.      44.6    44.6
Floating Rate Medium-Term Notes, Series C, due 1995 to 1998...     255.4   255.4
Medium-Term Notes, Series D, 7.125% to 8.15% due 1999 to 2001.     375.0     --
Floating Rate Medium-Term Notes, Series D, due 1996 to 1999...     600.0     --
Floating Rate Medium-Term Notes, Series E, due 1997...........     200.0     --
Senior Notes, 11.22% due 1995.................................      10.0    15.0
5.75% Senior Notes, due 1998..................................     100.0   100.0
6% Senior Notes, due 2000.....................................     200.0   200.0
Senior Debt, 7.816% due 1996..................................     150.0     --
ESOP Series A Notes, 8.42% due 1996...........................      31.0    31.0
ESOP Series B Notes, 8.52% due 1999...........................      13.3    13.3
9 1/4% Subordinated Capital Notes due 1997....................     100.0   100.0
6 5/8% Subordinated Notes, due 2003...........................     200.0   200.0
6 3/4% Convertible Subordinated Debentures due 2003...........       0.2     0.3
6.65% Subordinated Debentures, due 2003.......................     200.0   200.0
7 7/8% Notes due 1997.........................................       --    100.0
Other Notes...................................................       5.4     6.0
                                                                -------- -------
    Total.....................................................   2,745.2 1,528.2
                                                                -------- -------
NORWEST FINANCIAL, INC. AND ITS SUBSIDIARIES
Senior Notes, 4.625% to 8.875%, due 1995 to 2004..............   2,797.6 2,479.2
Senior Subordinated Notes, 4.85% to 9.63%, due 1995 to 1998...     295.0   262.5
                                                                -------- -------
    Total.....................................................   3,092.6 2,741.7
                                                                -------- -------
OTHER CONSOLIDATED SUBSIDIARIES
FHLB Notes and Advances, 4.04% to 9.00%, due 1995 through
 2024.........................................................     268.5   256.5
Floating Rate FHLB Advances due 1995 through 2000.............   2,443.8 2,190.1
Floating Rate Student Loan Marketing Association Advances, due
 1995.........................................................     500.0     --
10.585% to 12.175% Notes guaranteed by Small Business
 Administration due 1995......................................       --      4.8
Senior Notes, 6.93% to 12.25%, due 1995 to 2003...............      76.0    44.9
Senior Subordinated Notes, 7.34% to 10.13%, due 1997 to 1998..       5.8     --
Floating Rate Subordinated Notes, due 1995 to 1996............       --      1.2
10% Subordinated Note, due 1994 to 1998.......................       --      0.5
Other notes and debentures due 1995 through 2002..............      35.3    36.7
Mortgages payable.............................................       0.4    27.0
Capital lease obligations.....................................      18.7    19.3
                                                                -------- -------
    Total.....................................................   3,348.5 2,581.0
                                                                -------- -------
    Consolidated long-term debt...............................  $9,186.3 6,850.9
                                                                ======== =======

  Notes and debentures of the corporation and Norwest Financial, Inc. and its subsidiaries are unsecured.

  During 1994, the corporation issued $1.2 billion of Medium-Term Notes. This included $975 million of Medium-Term Notes, Series D, and $200 million of Medium-Term Notes, Series E. The Medium-Term

                              NORWEST CORPORATION

Notes, Series D, have maturities ranging from May 1996 to November 2001, and consist of $375 million of fixed rate notes and $600 million of floating rate notes. The fixed rate Medium-Term Notes, Series D, bear interest at rates ranging from 7.125 percent to 8.150 percent and the floating rate Medium-Term Notes, Series D, reset periodically at interest rates from one month LIBOR to one month LIBOR plus five basis points or three month LIBOR plus five basis points. The floating rate Medium-Term Notes, Series E, reset periodically at interest rates from three month LIBOR plus five basis points to three month LIBOR plus ten basis points and mature in November and December 1997. The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on the fixed rate Series D, Medium Term Notes. The $375 million of Medium Term Notes, Series D, combined with the interest rate swap agreements provide the corporation with $300 million of funds at an effective rate of three month LIBOR less 36 basis points and $75 million of funds at an effective rate of one month LIBOR less 92 basis points.

  Interest on the floating rate Medium-Term Notes, Series B, resets periodically based on LIBOR minus five basis points. The floating rate Medium Term Notes, Series C, reset periodically at interest rates ranging from three month LIBOR to three month LIBOR plus 25 basis points or three month U.S. Treasury bills plus 25 basis points.

  The corporation has entered into $55 million of interest rate swap agreements on $60.3 million of Medium Term Notes, Series A, to exchange the fixed rate interest for a floating rate. The Medium-Term Notes, Series A, combined with the interest rate swap agreements provide the corporation with $55 million of funds at an effective net interest rate of three-month LIBOR plus 29 basis points. In addition, the corporation has entered into $20 million of interest rate swap agreements to exchange the fixed rate interest on $44.6 million of Medium-Term Notes, Series C, for a floating rate. The fixed rate Medium-Term Notes, Series C, coupled with the interest rate swap agreements provide the corporation with $20 million of funds at an effective net interest rate of three-month LIBOR plus nine basis points.

  The Medium-Term Notes represent senior, unsubordinated debt and rank equally with all other unsecured and unsubordinated debt of the corporation.

  The Series A ESOP Notes are due April 26, 1996 and the Series B ESOP Notes are due April 26, 1999. The full principal amounts of the Series A ESOP Notes are due at maturity. The Series B ESOP Notes require payments of $4.4 million on April 25, 1997 and 1998, with the balance due at maturity. As a result of the increase in the federal tax rate in 1993, the rates on the Series A ESOP Notes and Series B ESOP Notes were adjusted retroactively from 8.5 percent and
8.6 percent, respectively, to 8.42 percent and 8.52 percent, respectively.

  During 1994, the corporation issued a $150 million senior debt fixed rate note. The note bears interest at a rate of 7.816% and matures December 13, 1996. The note represents senior unsubordinated debt of the corporation and ranks equally with present and future unsecured and unsubordinated debt of the corporation. Payment of principal may be accelerated only in the case of a default in the payment of interest for a period of thirty days or in the case of bankruptcy of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest on any other note of the corporation or in the lack of performance of any covenant of the corporation. In addition, the corporation has entered into an interest rate swap agreement to exchange the fixed interest rate for a floating rate. The senior debt combined with the interest rate swap provides the corporation with funds at an effective rate of three month LIBOR less 14 basis points.

  The 9 1/4 percent Subordinated Capital Notes due 1997 are redeemable at the option of the corporation at the principal amount in exchange for an equivalent market value of common stock, perpetual preferred or other eligible primary capital securities of the organization or cash at the bondholder's election if the

                              NORWEST CORPORATION
corporation determines that the debt no longer constitutes primary capital or ceases to be treated as primary capital by the regulatory authorities. The corporation is required to sell or issue common stock, preferred stock or any other capital securities, as determined by the regulatory authorities, and dedicate the proceeds to the retirement or redemption of the principal amount of these subordinated capital notes. Proceeds of equity offerings have been designated to redeem the full amount of the subordinated debentures.

  The corporation has also entered into interest rate swap agreements to exchange the fixed interest rate on $50 million of the 9 1/4 percent Subordinated Capital Notes for a floating rate through 1997. The 9 1/4 percent Subordinated Capital Notes coupled with the interest rate swap agreements provide the corporation with $50 million of funds at an effective net interest rate of six-month LIBOR plus 44 basis points.

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

  The 6 3/4 percent Convertible Subordinated Debentures due 2003 can be converted into common stock of the corporation at $5 per share subject to adjustment for certain events. Repayment is subordinated, but only to the extent described in the indenture relating to the debentures, to the prior payment in full of all of the corporation's obligations for borrowed money. The subordinated debentures are redeemable at the principal amount plus a premium ranging from 101 basis points in 1995 to 34 basis points in 1997, and thereafter without a premium.

  The 6.65 percent Subordinated Debentures due 2023 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

  The 7 7/8 percent Notes due 1997 were redeemed on January 20, 1994, at the principal amount plus accrued interest.

  During 1994, Norwest Financial, Inc. and subsidiaries issued a total of $975.0 million of senior and senior subordinated notes bearing interest at rates from 5.40 percent to 8.65 percent and due dates ranging from March 1996 to February 2004. Norwest Financial Services, Inc. assumed the debt of Community Credit Co. upon acquisition. Senior notes of $63.2 million bear interest at rates from 6.93 percent to 9.50 percent, and due dates ranging from 1996 to 2003. The Senior Subordinated Notes of $5.8 million bear interest at rates from 7.34 percent to 10.13 percent and due dates ranging from 1997 to 1998.

  The Floating Rate FHLB advances bear interest at rates ranging from LIBOR less 17 basis points to LIBOR less 4 basis points, the one month LIBOR less 15 basis points to the one month LIBOR, and the three month LIBOR less 15 basis points to the three month LIBOR less 10 basis points. The maturities of the FHLB advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Based upon these factors and the LIBOR rate in effect at December 31, 1994, the maturity dates range from 1995 to 2000. The floating rate Student Loan Marketing Association advances issued during 1994 bear interest at one month LIBOR minus 2 basis points.

  Mortgages payable consist of notes secured by deeds of trust on premises and certain other real estate owned with a net book value of $0.45 million at December 31, 1994. Interest rates on the mortgages payable range up to 9.25 percent with maturities through the year 1998.

                              NORWEST CORPORATION

  Maturities of long-term debt at December 31, 1994 were:

                                                                         PARENT
                                                                         COMPANY
                                                            CONSOLIDATED  ONLY
                                                            ------------ -------
                                                                IN MILLIONS
      1995.................................................   $1,835.7     309.8
      1996.................................................    2,208.8     729.8
      1997.................................................    1,243.5     305.1
      1998.................................................      853.2     218.1
      1999.................................................      989.0     480.0
      Thereafter...........................................    2,056.1     702.4
                                                              --------   -------
          Total............................................   $9,186.3   2,745.2
                                                              ========   =======

10. STOCKHOLDERS' EQUITY

  Preferred Stock. The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. A summary of the corporation's preferred stock at December 31 is presented below.

                                                         ANNUAL     AMOUNT
                                   SHARES OUTSTANDING   DIVIDEND OUTSTANDING
                                   --------------------   RATE   -------------
                                     1994       1993      1994    1994   1993
                                   ---------  --------- -------- ------  -----
                                    IN MILLIONS, EXCEPT SHARE AND PER SHARE
                                                    AMOUNTS
10.24% Cumulative, $100 stated
 value............................ 1,127,125  1,131,250  10.24%  $112.7  113.2
Cumulative Tracking, $200 stated
 value............................   980,000        --    9.30%   196.0    --
Cumulative Convertible, Series B,
 $200 stated value................ 1,143,675  1,143,750   7.00%   228.7  228.7
ESOP Cumulative Convertible,
 $1,000 stated value..............    14,265        --    9.00%    14.3    --
First United Cumulative
 Convertible Exchangeable, Series
 A, $25 stated value..............       --   1,200,000    --       --    30.0
First United Adjustable Rate
 Cumulative, Series B, $1 par
 value............................       --     188,095    --       --     7.9
First United 10.00% Cumulative
 Convertible Exchangeable, Series
 C, $1 par value..................       --       3,570    --       --     0.2
Less: Cumulative Tracking shares
 held by a subsidiary.............  (125,000)       --     --     (25.0)   --
                                   ---------  ---------          ------  -----
                                   3,140,065  3,666,665           526.7  380.0
                                   =========  =========
Unearned ESOP shares..............                                (14.7)   --
                                                                 ------  -----
    Total preferred stock.........                               $512.0  380.0
                                                                 ======  =====

  On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 125,000 shares were held by a subsidiary at December 31, 1994. Dividends on shares of Cumulative Tracking Preferred Stock are cumulative from the date of issue and are payable quarterly. The initial dividend rate is 9.30 percent per annum. The dividend rate is reset on January 1, 2000, and on January 1 of each fifth year thereafter. The reset rate is the greater of the 5-, 10-, 30-year Treasury or three-month LIBOR rate plus 250 basis points. At the time of initial issuance of the shares of Cumulative Tracking Preferred Stock, the holders thereof became assignees of the corporation's beneficial interest in an equivalent number of Class A preferred limited liability company interests of Residential Home Mortgage, L.L.C., a subsidiary of the corporation. Holders of shares of Cumulative Tracking Preferred Stock are entitled to receive, in addition to the dividends, certain additional cash distributions that are based on the results of operations of the limited liability company. The shares of Cumulative Tracking Preferred Stock may be redeemed after December 31, 1999 at the option of the corporation. The shares of Cumulative Tracking

                              NORWEST CORPORATION

Preferred Stock rank on a parity, both as to payment of dividends and the distribution of assets upon liquidation, with the corporation's 10.24% Cumulative Preferred Stock, Cumulative Convertible Preferred Stock, Series B, and ESOP Cumulative Convertible Preferred Stock. The Cumulative Tracking Preferred Stock ranks prior, both as to payment of dividends and the distribution of assets upon liquidation, to common stock and, if any, the corporation's junior participating preferred stock. At December 31, 1994, there were two holders of record of the Cumulative Tracking Preferred Stock. The corporation has entered into a $150 million interest rate swap agreement to exchange a portion of the fixed dividend payment rate on the Cumulative Tracking Preferred Stock to a floating rate.

  On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("ESOP Preferred Stock"). All shares of the ESOP Preferred Stock have been issued to a trustee acting on behalf of the Norwest Corporation Savings-Investment Plan and Master Savings Trust (the "Plan"). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 9.00 percent. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During 1994, 26,635 shares of ESOP Preferred Stock were converted into 1,094,593 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the ESOP Preferred Stock Certificate of Designations.

  In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the corporation recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

  As a result of the acquisition of First United (See Note 2), each share of the Cumulative Convertible Exchangeable Preferred Stock, Series A, and the 10.00% Cumulative Convertible Exchangeable Preferred Stock, Series C, was converted into 2.2 and 6.039 shares, respectively, of the corporation's common stock and each outstanding share of the Adjustable Rate Cumulative Preferred Stock, Series B, was redeemed for $42 per share plus accrued and unpaid dividends.

  The corporation has outstanding 1,127,125 shares of 10.24% Cumulative Preferred Stock, $100 stated value per share, in the form of 4,508,500 depositary shares, each of which represents ownership of one quarter of a share of such preferred stock. At December 31, 1994, there were 1,535 holders of record of the depositary shares. Dividends are cumulative from the date of issue and are payable quarterly at 10.24 percent per annum. Prior to January 1, 1996, if the corporation requests the holders of this preferred stock to vote upon or consent to a merger or consolidation, and the corporation shall not have received a favorable vote or consent requisite to the consummation of the transaction within 60 days, the corporation may redeem, at its option, all outstanding shares of 10.24% Cumulative Preferred Stock at the $100 stated value plus accrued and unpaid dividends. On or after January 1, 1996, the corporation, at its option, may redeem all or part of the outstanding shares at the $100 stated value plus accrued and unpaid dividends. During 1994 and 1993, the corporation repurchased 4,125 and 6,450 shares of 10.24% Cumulative Preferred Stock, respectively.

  The corporation has outstanding 1,143,675 shares of Cumulative Convertible Preferred Stock, Series B, $200 stated value per share, in the form of 4,574,700 depositary shares, each of which represents ownership of one quarter of a share of such preferred stock. At December 31, 1994, there were 91 holders of record of

                              NORWEST CORPORATION
the depositary shares. Dividends are cumulative from the date of issue and are payable quarterly at a rate of 7.00 percent per annum. The convertible preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into common stock of the corporation at a conversion price of $18.23 per share of common stock, subject to adjustment in certain events. On or after September 1, 1995, the corporation, at its option, may redeem all or part of the outstanding shares at 104.2 percent of its stated value plus accrued and unpaid dividends. The redemption price declines during each 12-month subsequent period to 100.0 percent of the stated value plus accrued and unpaid dividends if redeemed on or after September 1, 2001. During 1994, 75 shares of Cumulative Convertible Preferred Stock, Series B, were converted into 823 shares of common stock of the corporation. No Cumulative Convertible Preferred Stock, Series B, was converted or repurchased during 1993.

  Common Stock. On April 27, 1993, the stockholders approved an amendment to the corporation's Restated Certificate of Incorporation increasing the authorized shares of common stock to 500,000,000. On April 27, 1993 the Board of Directors approved a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on June 28, 1993 to stockholders of record on June 4, 1993. The stock split resulted in an increase in issued common stock of 146,549,734 shares and was accounted for by a transfer of $244.2 million to common stock from surplus. All prior year common share and per share disclosures have been restated to reflect the stock split.

  In 1994, 1993 and 1992, holders of $25 thousand, $6.9 million and $5.0 million, respectively, of convertible subordinated debentures and the 12 percent convertible notes exchanged such debt for 5,000 shares, 695,016 shares and 831,710 shares, respectively, of the corporation's common stock. At December 31, 1994, there were nine holders of record of the convertible subordinated debentures.

  Common stockholders may purchase shares of common stock at market prices with no sales charges through a dividend reinvestment plan. Stockholders may purchase additional shares up to $30,000 per quarter with no sales charges under the terms of the plan.

  The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:

                                                              1994       1993
                                                           ---------- ----------
Stock incentive plans....................................  23,638,647 25,591,754
Convertible subordinated debentures and warrants*........   8,045,500     50,500
Dividend reinvestment....................................     632,777  1,089,842
Invest Norwest Program...................................     622,610  1,067,105
Savings-Investment Plans and Executive Incentive
 Compensation Plan.......................................   3,121,951  5,108,548
Cumulative Convertible Preferred Stock, Series B.........  12,619,203 12,620,026
First United Convertible Preferred Stock, Series A and C.         --   4,874,390
Directors' Formula Stock Award and Stock Deferral Plans..     371,691    386,244
Employees' deferral plans................................   1,125,165  1,350,000
                                                           ---------- ----------
  Total..................................................  50,177,544 52,138,409
                                                           ========== ==========

- --------
  *Includes warrants issued by the corporation to a subsidiary to purchase 8,000,000 shares of the corporation's common stock at $70.00 per share.

  Each share of the corporation's common stock includes one preferred share purchase right. These rights will become exercisable only if a person or group acquires or announces an offer to acquire 25 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 15

                              NORWEST CORPORATION
percent by the Board prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one four-hundredth of a share of a new series of junior participating preferred stock at a price of $175 for each one one-hundredth of a preferred share. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the corporation's common stock or shares in an "acquiring entity" at one-half of the then market value. The corporation will generally be entitled to redeem the rights at one-quarter cent per right at any time before they become exercisable. The rights will expire on November 23, 1998, unless extended, previously redeemed or exercised. The corporation has reserved 1.25 million shares of preferred stock for issuance upon exercise of the rights.

11. EMPLOYEE BENEFIT AND STOCK INCENTIVE PLANS

  Savings-Investment Plans. Under the Savings-Investment Plan (SIP), each eligible employee may contribute on a before-tax basis up to twelve percent of his or her certified earnings, and the contributions will be matched 100 percent by the corporation up to six percent of the employee's certified earnings. However, beginning January 1, 1995, SIP participants who are also eligible to participate in the Employees' Deferred Compensation Plan may only contribute up to six percent of certified earnings. The corporation's matching contributions vest 25 percent per year of eligibility. All of the corporation's matching contributions are invested in the corporation's common stock. The employee's contributions are invested in a bond, equity, S&P 500 Index, stable return or Norwest common stock fund, or a combination thereof, at the employee's direction. The corporation also maintains a Supplemental Savings-Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code, are credited to an account for the participant. Contribution expense for the plans amounted to $30.4 million, $22.4 million and $18.9 million in 1994, 1993 and 1992, respectively.

  The corporation's SIP contains Employee Stock Ownership Plan (ESOP) provisions under which the SIP may borrow money to purchase corporation common or preferred stock. In 1994, the corporation loaned money to the SIP which was used to purchase shares of the corporation's ESOP Cumulative Convertible Preferred Stock (the 1994 ESOP shares). The 1994 ESOP shares are accounted for in accordance with AICPA Statement of Position 93-6. Accordingly, the 1994 ESOP shares not yet released or committed to be released are reported as unearned ESOP shares in the consolidated balance sheet. As shares are released and converted into common shares, compensation expense is recorded equal to the current market price of the common shares. Dividends on the common shares allocated as a result of the release and conversion of the 1994 ESOP shares are recorded as a reduction of retained earnings and the shares are considered outstanding for purposes of earnings per share computations. Dividends on the unallocated 1994 ESOP shares are not recorded as a reduction of retained earnings, and the shares are not considered to be common stock equivalents for purposes of earnings per share computations. Each quarter, the corporation makes contributions to the SIP which, along with dividends paid on the 1994 ESOP shares, are used to make loan principal and interest payments. With each principal and interest payment, a portion of the 1994 ESOP shares are released and, after conversion of the 1994 ESOP shares into common shares, are allocated to participating employees.

  In 1989, the corporation loaned money to the SIP which was used to purchase shares of the corporation's common stock (the 1989 ESOP shares). The corporation accounts for the 1989 ESOP shares in accordance with AICPA Statement of Position 76-3. Accordingly, the corporation's ESOP loans to the SIP related to the purchase of the 1989 ESOP shares are recorded as a reduction of stockholders' equity, and compensation expense based on the cost of the shares is recorded as shares are released and allocated to participants' accounts. The 1989 ESOP shares are considered outstanding for purposes of earnings per share computations and dividends on the shares are recorded as a reduction to retained earnings. The loans from the corporation to the SIP are repayable in monthly installments through April 26, 1999, with interest at rates of 8.35 percent and 8.45 percent. Interest income on these loans was $1.2 million, $1.6 million and $1.8 million in 1994,

                              NORWEST CORPORATION

1993 and 1992, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $3.7 million, $3.8 million and $3.8 million in 1994, 1993 and 1992, respectively. Total dividends paid to the SIP on ESOP shares were as follows:

                                                                  1994 1993 1992
                                                                  ---- ---- ----
                                                                   IN MILLIONS
1994 ESOP shares:
  Common dividends............................................... $0.3 --   --
  Preferred dividends............................................  1.7 --   --
1989 ESOP shares:
  Common dividends...............................................  6.8 5.7  4.9
                                                                  ---- ---  ---
    Total........................................................ $8.8 5.7  4.9
                                                                  ==== ===  ===

  The ESOP shares as of December 31 were as follows:

                                                               1994      1993
                                                             --------- ---------
                                                             IN MILLIONS, EXCEPT
                                                                   SHARES
1994 ESOP shares:
  Allocated shares (common)................................. 1,074,106       --
  Unreleased shares (preferred).............................    14,265       --
1989 ESOP shares:
  Allocated shares.......................................... 7,409,973 7,272,917
  Unreleased shares......................................... 1,341,736 1,677,359
Fair value of unearned ESOP shares..........................     $14.3        NA

  Norwest Financial Services, Inc. has a thrift and profit sharing plan for its employees in which eligible employees may contribute on a before tax basis up to ten percent of their salary, and the contributions will be matched 25 percent by Norwest Financial Services, Inc. up to six percent of the employee's salary. Norwest Financial Services, Inc. may also make a profit sharing contribution with the amount determined by the percentage return on equity of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the plan was $12.3 million, $9.3 million and $7.9 million in 1994, 1993 and 1992, respectively.

  Retirement Plans. The corporation's noncontributory defined benefit retirement plans cover substantially all full-time employees. Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten years of employment. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future.

                              NORWEST CORPORATION

  The combined plans' funded status at December 31 is presented below.

                                                                   1994   1993
                                                                  ------  -----
                                                                  IN MILLIONS
Plan assets at fair value*....................................... $694.9  661.1
Actuarial present value of benefit obligations...................
  Accumulated benefit obligation, including vested benefits of
   $552.1 and $474.3, respectively...............................  598.0  522.0
  Projected benefit obligation for service rendered to date......  767.9  678.1
                                                                  ------  -----
Plan assets less than projected benefit obligation...............   73.0   17.0
Unrecognized net gain (loss) from past experience different from that assumed and effects of changes in assumptions..............  (50.5) (15.7)
Unrecognized net asset being amortized over approximately 17
 years...........................................................   14.0   16.4
Unrecognized prior service cost..................................    3.7   (2.7)
                                                                  ------  -----
Accrued pension liability included in other liabilities.......... $ 40.2   15.0
                                                                  ======  =====

- --------
* Consists primarily of listed stocks and bonds and obligations of the U.S. government and its agencies.

  The components of net pension cost for the years ended December 31 are presented below.

                                                            1994   1993   1992
                                                            -----  -----  -----
                                                               IN MILLIONS
Service cost-benefits earned during the year............... $43.5   32.3   22.9
Interest cost on projected benefit obligation..............  48.9   43.3   40.1
Actual return on plan assets...............................  (6.0) (67.5) (39.4)
Net amortization and deferral*............................. (17.8)  49.9   (8.7)
                                                            -----  -----  -----
Net pension cost........................................... $68.6   58.0   14.9
                                                            =====  =====  =====

- --------
* Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and the amortization of the unrecognized net gains and losses over five years.

  The corporation also has established grantor trusts to be used to satisfy in part its non-qualified pension benefit liabilities. The market value of these trusts was $35.9 million and $36.1 million as of December 31, 1994 and 1993, respectively, and is not included in plan assets as presented above.

  The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were seven percent and six percent, respectively, for 1994 and 1993. The expected long-term rate of return on assets was six percent for 1994 and 1993.

                              NORWEST CORPORATION

  Other Postretirement Benefits. The corporation sponsors a medical plan for retired employees. Substantially all employees become eligible for these benefits if they retire under the corporation's retirement plans. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future. The plan's funded status at December 31 is presented below.

                                                                  1994   1993
                                                                 ------  -----
                                                                 IN MILLIONS
Plan assets at fair value*...................................... $ 64.3   52.1
Accumulated postretirement benefit obligation:
  Retirees......................................................   81.6   88.6
  Fully eligible active plan participants.......................   12.1   11.5
  Other active plan participants................................   84.6   66.8
                                                                 ------  -----
                                                                  178.3  166.9
Unrecognized net gain (loss)....................................  (16.4) (15.7)
                                                                 ------  -----
Accrued postretirement benefit liability included in other
 liabilities.................................................... $ 97.6   99.1
                                                                 ======  =====

- --------
*Consists primarily of listed stocks and bonds, municipal securities, and obligations of the U.S. government and its agencies and, as of December 31, 1994, life insurance policies.

  The components of net periodic postretirement benefit cost for the year ended December 31 is presented below.

                                                                    1994   1993
                                                                    -----  ----
                                                                        IN
                                                                     MILLIONS
Service cost-benefits earned during the year....................... $ 9.0   7.5
Interest cost on accumulated postretirement benefit obligation.....  11.4  10.7
Actual return on plan assets.......................................   2.7  (3.4)
Net amortization and deferral*.....................................  (1.7)  6.0
                                                                    -----  ----
Net periodic postretirement benefit cost........................... $21.4  20.8
                                                                    =====  ====

- --------
*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and amortization of gains and losses over five years.

  For measurement purposes, a 12.0 percent annual increase in the cost of covered health care benefits is assumed in the first two years. This rate is assumed to decrease to eight percent after seven years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by approximately $24.2 million at December 31, 1994 and the service and interest components of the net periodic cost by $3.5 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was seven percent in 1994 and 1993. The expected long-term rate of return on plan assets after taxes was 3.6 percent in 1994 and 1993.

  Stock Incentive Plans. The corporation grants stock incentives to key employees. In April 1985, the corporation's stockholders approved the adoption of the 1985 Long-Term Incentive Compensation Plan (1985 Plan). In April 1988, 1991 and 1993, the stockholders approved amendments which increased the number of shares that may be distributed under the 1985 Plan. Shares which are not used because the terms of an award are not met, and shares which are used by a participant to pay all or part of the purchase price of an option, may again be used for awards under the 1985 Plan.

                              NORWEST CORPORATION

  At the discretion of a committee comprised of non-management directors, participants may be granted stock options, stock appreciation rights, restricted stock, performance awards, and stock awards without restrictions. At December 31, 1994, 325,205 shares of restricted stock and options to acquire 15,407,439 shares of common stock were outstanding under the 1985 Plan.

  Stock options may be granted as incentive stock options or non-qualified options, but may not be granted at prices less than market value at the dates of grant. Options may be exercised during a period fixed by the committee of not more than ten years. At the discretion of the committee, a stock option grant may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the corporation's stock held by the participant for at least six months, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock of the corporation equal to the sum of the number of shares used in payment of the purchase price and a number of shares with respect to taxes.

  With the adoption of the 1985 Plan, no new grants may be made under the 1983 Stock Option and Restricted Stock Plan (1983 Plan). Additionally, all outstanding options under the 1983 Plan expired on September 25, 1994.

  Proceeds from stock options exercised are credited to common stock and surplus. There are no charges or credits to expense with respect to the granting or exercise of options since the options were issued at market on the dates of grant.

  In connection with the acquisition of First National Bank of Kerrville (Kerrville), the corporation assumed Kerrville's obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 181,300 shares of the corporation's common stock, which options remain outstanding as of December 31, 1994.

  In connection with the acquisition of First United Bank Group, Inc. (First United), the corporation assumed First United's obligations under the First United Bank Group Incentive Stock Option Plan. Exercise prices were based on the fair market value of First United's common stock on the date of grant. As a result of the acquisition, all outstanding options under the plan were vested and converted into options to acquire the corporation's common stock. At December 31, 1994, options to acquire 18,700 shares of the corporation's common stock were outstanding under First United's stock option plan.

  In connection with the 1993 acquisition of Financial Concepts Bancorp, Inc. (Financial Concepts), the corporation assumed Financial Concepts's obligations under a stock plan. As a result of the merger, all options under the plan were converted into options to acquire 99,712 shares of the corporation's common stock. At December 31, 1994, 46,764 of such options remain outstanding.

  In connection with the acquisition of Lincoln Financial Corporation (Lincoln), the corporation assumed Lincoln's obligations under two stock option plans and a Directors' Stock Compensation Plan. Under terms of the option plans, stock options were granted as either incentive stock options or non-qualified options, at prices not less than market value at the dates of grant, and became exercisable not less than one year from the date of grant. As of the effective time of the acquisition, Lincoln's stock option plans were terminated and all outstanding options were vested and converted into options to purchase shares of the corporation's common stock. In addition, all restrictions on outstanding restricted stock were terminated. At December 31, 1994, options to acquire 45,129 shares of common stock were outstanding under one of Lincoln's stock option plans.

                              NORWEST CORPORATION

  In connection with the United Banks of Colorado, Inc. (United) merger, the corporation assumed United's obligations under two stock option plans and the Outside Directors' Supplemental Compensation Plan. Exercise prices were based upon the fair market value of United's common stock on the date of grant. As a result of the merger, all options under these plans were vested and converted into options to acquire the corporation's common stock. No new options may be granted under these plans. In addition, immediately prior to the merger, all outstanding awards under the United Restricted Stock Rights Award Plan were accelerated and converted into United's common stock and this plan was terminated. At December 31, 1994, options to acquire 16,776 shares were outstanding under United's stock option plans.

  The table below presents a summary of stock option transactions under the plans. At December 31, 1994, options for 8,484,333 shares were exercisable under the plans.

                           STOCK OPTION TRANSACTIONS

                                     OPTIONS                OPTION PRICE
                             ------------------------ -------------------------
                             AVAILABLE                                 TOTAL IN
                             FOR GRANT   OUTSTANDINGS    PER SHARE     MILLIONS
                             ----------  ------------ ---------------- --------
December 31, 1991...........  8,033,009   12,844,554  $   4.25-18.1563  $155.2
  Granted*.................. (1,522,158)   1,522,158   16.9375-21.9688    29.9
  Shares Swapped............  1,271,826          --                --      --
  Exercised.................        --    (3,334,261)     4.25-19.4688   (34.5)
  Cancelled.................    170,422     (200,938)   9.0909-19.4688    (3.3)
  Restricted Stock Awards...   (124,280)         --                --      --
                             ----------   ----------  ----------------  ------
December 31, 1992...........  7,828,819   10,831,513      4.25-21.9688   147.3
  Stockholder Amendment.....  9,000,000          --                --      --
  Granted*.................. (1,391,620)   1,391,620   20.8125-28.6875    36.8
  Shares Swapped............    835,264          --                --      --
  Exercised.................        --    (2,705,836)   4.4066-23.0625   (33.6)
  Cancelled.................    236,518     (255,408)    6.6845-27.375    (2.6)
  Restricted Stock Awards...   (105,600)         --                --      --
  Acquisition of Financial
   Concepts.................        --        99,712    8.4101-11.6818     0.8
  Termination of Lincoln
   Plans....................   (173,228)         --                --      --
                             ----------   ----------  ----------------  ------
December 31, 1993........... 16,230,153    9,361,601      4.25-28.6875   148.7
  Granted*.................. (8,301,975)   8,301,975      22.125-28.00   211.0
  Shares Swapped............    802,038          --                --      --
  Exercised.................        --    (2,025,118)    4.4066-25.625   (27.2)
  Cancelled.................    103,650     (103,650)    14.5313-28.00    (2.3)
  Restricted Stock Awards...    (68,500)         --                --      --
  Acquisition of Kerrville..        --       181,300     4.4816-9.6237     1.0
  Termination of First
   United Plans.............   (842,827)         --                --      --
                             ----------   ----------  ----------------  ------
December 31, 1994...........  7,922,539   15,716,108  $   4.25-28.6875  $331.2
                             ==========   ==========  ================  ======

- --------
*Includes 1,040,750, 1,076,552, and 1,263,568 AO grants at December 31, 1994,
   1993 and 1992, respectively.

                              NORWEST CORPORATION

12. INCOME TAXES

  Components of income tax expense were:

                                                           1994  1993   1992
                                                          ------ -----  -----
                                                             IN MILLIONS
From operations
Current
Federal.................................................. $ 49.7 250.4  225.5
State....................................................    6.2  32.6   21.1
Foreign..................................................   11.6   3.7    0.1
                                                          ------ -----  -----
  Total current..........................................   67.5 286.7  246.7
                                                          ------ -----  -----
Deferred
Federal..................................................  278.5 (32.5) (79.6)
State....................................................   31.1  (1.0)   7.5
Foreign..................................................    3.1  13.5    1.0
                                                          ------ -----  -----
  Total deferred.........................................  312.7 (20.0) (71.1)
                                                          ------ -----  -----
  Total from operations..................................  380.2 266.7  175.6
                                                          ------ -----  -----
From change in accounting for postretirement medical
 benefits
Deferred
Federal..................................................    --    --   (39.2)
State....................................................    --    --    (6.0)
                                                          ------ -----  -----
  Total deferred.........................................    --    --   (45.2)
                                                          ------ -----  -----
  Total.................................................. $380.2 266.7  130.4
                                                          ====== =====  =====

  Income tax expense (benefit) applicable to net gains on investment and mortgage-backed securities for the years ended December 31, 1994, 1993 and 1992 was $(29.3) million, $18.3 million and $23.6 million, respectively.

  Income before income taxes from operations outside the United States was $33.4 million and $39.1 million for the years ended December 31, 1994 and 1993, respectively. Such income was not material for the year ended December 31, 1992.

                              NORWEST CORPORATION

  The net deferred tax asset included the following major temporary differences at December 31:

                                                                 1994     1993
                                                                -------  ------
                                                                 IN MILLIONS
Deferred tax liabilities
  Depreciation................................................. $  36.2    24.3
  Lease financing..............................................   155.8   169.8
  Mark to market...............................................   286.3     --
  Mortgage servicing...........................................    71.7     --
  Other........................................................    53.2    83.9
                                                                -------  ------
    Total deferred tax liabilities.............................   603.2   278.0
                                                                -------  ------
Deferred tax assets
  Provision for credit losses..................................  (225.6) (231.4)
  Expenses deducted when paid..................................   (90.6) (114.0)
  Mark to market...............................................     --    (19.6)
  FAS 115 adjustment...........................................  (199.5)    --
  Mortgage servicing...........................................     --    (16.1)
  Postretirement benefits other than pensions..................   (34.0)  (37.5)
  Other........................................................   (99.5) (116.9)
                                                                -------  ------
    Total deferred tax assets..................................  (649.2) (535.5)
Valuation allowance............................................     --      --
                                                                -------  ------
    Deferred tax assets, net...................................  (649.2) (535.5)
                                                                -------  ------
Total net deferred tax assets.................................. $ (46.0) (257.5)
                                                                =======  ======

  Pursuant to FAS 109, the corporation has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is more likely than not that the deferred tax asset of $649.2 million will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $1.3 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

  The deferred tax asset related to Statement of Financial Accounting Standards No. 115 had no impact on 1994 income tax expense as the effect of the unrealized losses, net of taxes, was charged directly to stockholder's equity.

  A reconciliation of the federal income tax rate to effective income tax rates follows:

                                                               1994  1993  1992
                                                               ----  ----  ----
Federal income tax rate....................................... 35.0% 35.0  34.0
Adjusted for
  State income taxes..........................................  2.0   2.4   2.9
  Tax-exempt income........................................... (2.4) (3.5) (6.7)
  Federal tax benefit limitation..............................  --   (0.1) (6.0)
  Charitable contributions of appreciated assets.............. (0.6) (2.5) (1.2)
  Other, net.................................................. (1.8) (1.0)  1.9
                                                               ----  ----  ----
Effective income tax rate..................................... 32.2% 30.3  24.9
                                                               ====  ====  ====

                              NORWEST CORPORATION

13. COMMITMENTS AND CONTINGENT LIABILITIES

  At December 31, 1994, the corporation and its subsidiaries were obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

  Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals), net of sublease rentals, amounted to $174.1 million, $156.4 million and $139.4 million in 1994, 1993 and 1992, respectively.

  Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals with terms of one year or more, at December 31, 1994 were:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
                                                                  IN MILLIONS
1995..........................................................  $ 2.4   $ 84.1
1996..........................................................    2.3     71.9
1997..........................................................    2.2     60.9
1998..........................................................    2.2     52.5
1999..........................................................    2.2     47.3
Thereafter....................................................   34.7    468.2
                                                                -----   ------
Total minimum rental payments.................................   46.0   $784.9
                                                                        ======
Less interest.................................................  (27.3)
                                                                -----
Present value of net minimum rental payments..................  $18.7
                                                                =====

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

  The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, recourse obligations, and financial guarantees written is represented by the contractual notional amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments. The corporation also uses the same credit and collateral policies in making loans which are subsequently sold with recourse obligations as it does for loans not sold. Refer to Note 14, Derivative Activities, for contractual or notional amounts of derivatives held by the corporation and a discussion of risks associated with such instruments.

  A summary of the contract or notional amounts of these financial instruments at December 31, is as follows:

                                                                  1994    1993
                                                                -------- -------
                                                                  IN MILLIONS
Commitments to extend credit................................... $6,862.3 6,498.2
Standby letters of credit*.....................................    905.6   907.7
Other letters of credit........................................    422.6   404.9

- --------
*Total standby letters of credit are net of participations in standby letters of credit sold to other institutions of $321.4 million in 1994 and $319.0 million in 1993.

                              NORWEST CORPORATION

  Commitments to extend credit generally have fixed expiration dates or other termination clauses and usually require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained is based on management's credit evaluation of the counter-party. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Standby letters of credit and financial guarantees written are conditional commitments issued by subsidiaries of the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1994 supported $623.4 million of industrial revenue bonds, $210.6 million of supplier payment guarantees, $151.0 million of insurance premium financing, $134.4 million of performance bonds and $107.6 million of other obligations of unaffiliated parties with maturities up to 13 years, six years, seven years, nine years and eight years, respectively. Risks associated with such standby letters of credit are included in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

  Norwest Mortgage, Inc., prior to 1985, sold mortgage loans in non-standard, negotiated transactions, primarily with the Federal Home Loan Mortgage Corporation, which provide for recourse to Norwest Mortgage, Inc. The outstanding loan balances for these sales transactions were $198.0 million at December 31, 1994 and $203.8 million at December 31, 1993. The liability under these recourse arrangements is not material.

  The corporation and certain subsidiaries are defendants in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position of the corporation and its subsidiaries.

14. DERIVATIVE ACTIVITIES

  Derivatives are financial instruments that are used by banks, corporations, governments, and individuals to manage the financial risks associated with their business activities. For example, a futures contract can be used to guard against price fluctuations and a swap can be used to change fixed interest rate payments into floating interest rate payments. In general terms, derivative instruments are contracts or agreements whose value can be linked to interest rates, exchange rates, security prices, or financial indices. A derivative financial instrument is a futures, forward swap, or option contract or other financial instrument with similar characteristics. The corporation uses derivatives in both its trading and its asset and liability management activities. The corporation's trading activities include acting as a dealer to satisfy the investment and risk management needs of its customers and, in addition, the corporation assumes trading positions based on market expectations and to benefit from price differentials between financial instruments and markets. As an end-user, the corporation uses various types of derivative products (principally interest rate swaps) as part of its overall interest rate risk management strategy.

  As with on-balance sheet financial instruments such as loans and investment securities, derivatives are subject to credit and market risk. Accordingly, the corporation evaluates the risks associated with derivatives in much the same way as the risks associated with on-balance sheet financial instruments. However, unlike on-balance sheet financial instruments, where the risk of credit loss is generally represented by the notional or principal value, the derivatives' risk of credit loss is generally a small fraction of the notional value of the

                              NORWEST CORPORATION
instrument and is represented by the fair value of the derivative instrument. For example, the notional amount for interest rate swaps does not represent the amount at risk because the notional amount will not be exchanged. The notional amount does, however, provide the basis for determining the contractual cash flows, which are discounted to determine fair values of the related derivatives. For foreign exchange forward contracts, the fair value is based on the gap between the current market rate of the underlying currency and the contractual rate.

  The corporation attempts to limit its credit risk by dealing with creditworthy counterparties, obtaining collateral where appropriate, and utilizing master netting agreements in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The market risk of derivative arises from the potential for changes in value due to fluctuations in interest and foreign exchange rates and in prices of debt and equity securities.

  Derivative Financial Instruments Held or Issued for Trading Purposes. The following table provides the notional and fair value of the corporation's derivative included in its trading portfolio at December 31, 1994, and the average fair value of derivatives held or issued for trading purposes during the year ended December 31, 1994:

                                                                       1994
                                                   NOTIONAL FAIR   AVERAGE DAILY
                                                    VALUE   VALUE   FAIR VALUE
                                                   -------- -----  -------------
                                                           IN MILLIONS
At December 31, 1994
Swaps:
  In a favorable position.........................  $509.0   15.5       15.0
  In an unfavorable position......................   307.0  (17.0)     (15.0)
Caps and Floors:
  In a favorable position.........................   255.0    4.2       10.0
  In an unfavorable position......................   166.0   (1.6)      (1.0)
Options:
  Purchased.......................................     --     --         --
  Written.........................................   250.0   (4.6)      (3.0)
Foreign exchange contracts:
  In a favorable position.........................   289.0    6.7        7.0
  In an unfavorable position......................   282.0   (6.1)      (7.0)
Foreign exchange contracts:
  Purchased.......................................     1.0    --         --
  Written.........................................     1.0    --         --

  Trading Revenues. The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation. Trading activities are conducted within risk limits established and monitored by the Asset and Liability Management Committee as further discussed in the Asset and Liability Management section of the Financial Review.

  Interest income derived from trading account securities was $24.6 million, $28.9 million and $22.9 million for the three years ended December 31, 1994, 1993 and 1992, respectively. Non-interest trading revenues (losses) during 1994, 1993 and 1992, were $(18.1) million, $41.7 million and $20.9 million, respectively. The table on page 70 provides a summary of the corporation's trading results in the principal markets in which the corporation participates.

                              NORWEST CORPORATION

                      NORWEST CORPORATION AND SUBSIDIARIES

                                TRADING REVENUES

                                  1994                     1993                     1992
                         -----------------------  -----------------------  -----------------------
                                    NON-                     NON-                     NON-
                         INTEREST INTEREST        INTEREST INTEREST        INTEREST INTEREST
                          INCOME   INCOME  TOTAL   INCOME   INCOME  TOTAL   INCOME   INCOME  TOTAL
                         -------- -------- -----  -------- -------- -----  -------- -------- -----
                                                       IN MILLIONS
Securities:
  U.S. treasury and
   agencies.............  $10.5      --     10.5     7.5      --     7.5     19.8      --     19.8
  State and municipal...    1.3      --      1.3     2.4      --     2.4      1.8      --      1.8
  Mortgage-backed.......    1.2      --      1.2     1.4      --     1.4      1.1      --      1.1
  Other.................     .9      --       .9     1.3      --     1.3      0.1      --      0.1
                          -----    -----   -----    ----     ----   ----     ----    -----   -----
                           13.9      --     13.9    12.6      --    12.6     22.8      --     22.8
Derivatives:
  Swaps and other
   interest rate
   contracts............   10.7    (39.9)  (29.2)   16.3     14.6   30.9      0.1     14.7    14.8
  Options...............    --       5.9     5.9     --       3.1    3.1      --       --      --
  Debt instruments......    --       --      --      --      (0.2)  (0.2)     --      (0.6)   (0.6)
  Futures...............    --       1.0     1.0     --      (2.6)  (2.6)     --     (10.1)  (10.1)
Gains on securities.....    --       8.4     8.4     --      21.4   21.4      --      12.2    12.2
Foreign exchange
 trading................    --       6.5     6.5     --       5.4    5.4      --       4.7     4.7
                          -----    -----   -----    ----     ----   ----     ----    -----   -----
Total...................  $24.6    (18.1)    6.5    28.9     41.7   70.6     22.9     20.9    43.8
                          =====    =====   =====    ====     ====   ====     ====    =====   =====

  Derivative Financial Instruments Held or Issued for Purposes Other Than Trading. The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. Amortizing swaps' notional amounts and lives change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly.

  A key assumption in the following information is that rates remain constant at December 31, 1994 levels. To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices.

  For the year ended December 31, 1994, the end-user derivative activities increased interest income by $7.7 million and reduced interest expense by $4.6 million, for a total benefit to net interest income of $12.3 million. For the same periods in 1993 and 1992, end-user derivative activities increased interest income by $13.4 million and $1.2 million, respectively, and reduced interest expense by $9.2 million and $48.9 million, respectively, for a total benefit to net interest income of $22.6 million and $50.1 million, respectively.

                              NORWEST CORPORATION

  The following table presents the maturity and weighted average rates for end-user derivatives by type at December 31, 1994.

                                                 MATURITY
                                    ------------------------------------
                                    1995  1996 1997 1998 1999 THEREAFTER TOTAL
                                    ----  ---- ---- ---- ---- ---------- -----
                                               DOLLARS IN MILLIONS
SWAPS:
Generic receive fixed--
  Notional value................... $--    475   50  100  200     200    1,025
  Weighted average receive rate....  -- % 5.59 9.12 5.60 7.84    7.05     6.49
  Weighted average pay rate........  -- % 6.14 6.00 6.38 5.85    5.81     6.04
Generic pay fixed--
  Notional value................... $--     30  --   --   --      100      130
  Weighted average receive rate....  -- % 5.81  --   --   --     6.38     6.25
  Weighted average pay rate........  -- % 6.27  --   --   --     5.69     5.82
Basis--
  Notional value................... $--    200  --    29  --      --       229
  Weighted average receive rate....  -- % 6.38  --  4.63  --      --      6.16
  Weighted average pay rate........  -- % 6.16  --  4.26  --      --      5.92
INTEREST RATE CAPS AND FLOORS:*
  Notional value................... $  8    16  --   327  400     --       751
                                    ----  ---- ---- ---- ----    ----    -----
    Total notional value........... $  8   721   50  456  600     300    2,135
                                    ====  ==== ==== ==== ====    ====    =====
Total weighted average rates on
 swaps:
  Receive rate.....................  -- % 5.82 9.12 5.39 7.84    6.83     6.41
                                    ====  ==== ==== ==== ====    ====    =====
  Pay rate.........................  -- % 6.15 6.00 5.91 5.85    5.77     6.00
                                    ====  ==== ==== ==== ====    ====    =====

- --------
  *Average rates are not meaningful for interest rate caps and floors.
  Note: Weighted average variable rates are the actual rates as of December
     31, 1994.

  Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1994, 1993 and 1992, is summarized as follows:

                                          SWAPS
                          -------------------------------------- INTEREST
                          GENERIC AMORTIZING GENERIC               RATE
                          RECEIVE  RECEIVE     PAY         TOTAL  CAPS/              TOTAL
                           FIXED    FIXED     FIXED  BASIS SWAPS  FLOORS  FUTURES DERIVATIVES
                          ------- ---------- ------- ----- ----- -------- ------- -----------
                                                      IN MILLIONS
Balance, December 31,
 1991...................  $  860      --      1,105   --   1,965  2,148    3,150     7,263
 Additions..............     --       500       100   --     600    450    1,500     2,550
 Amortizations and
  maturities............     505      --      1,000   --   1,505    215    3,150     4,870
 Terminations...........     --       --        --    --     --     --       --        --
                          ------    -----     -----   ---  -----  -----    -----     -----
Balance, December 31,
 1992...................  $  355      500       205   --   1,060  2,383    1,500     4,943
 Additions..............     325      --        200   --     525    166    2,000     2,691
 Amortizations and
  maturities............     305      --        105   --     410  1,900    1,500     3,810
 Terminations...........     --       --        --    --     --     --       --        --
                          ------    -----     -----   ---  -----  -----    -----     -----
Balance, December 31,
 1993...................  $  375      500       300   --   1,175    649    2,000     3,824
 Additions..............     900    1,900        30   229  3,059    400      --      3,459
 Amortizations and
  maturities............     --       298       100   --     398    298      --        696
 Terminations...........     250    2,102       100   --   2,452    --     2,000     4,452
                          ------    -----     -----   ---  -----  -----    -----     -----
Balance, December 31,
 1994...................  $1,025      --        130   229  1,384    751      --      2,135
                          ======    =====     =====   ===  =====  =====    =====     =====

                              NORWEST CORPORATION

  Unrecognized gains and losses for open end-user derivatives at December 31, 1994 and 1993 were as follows:

                                      BALANCE SHEET CATEGORY
                            -------------------------------------------
                                             INTEREST-   OTHER    LONG-
                            INVESTMENT        BEARING  SHORT-TERM TERM
                            SECURITIES LOANS DEPOSITS  BORROWINGS DEBT   TOTAL
                            ---------- ----- --------- ---------- -----  -----
                                               IN MILLIONS
1994:
Swaps
  Pay variable unrealized
   gains...................   $ --      --       --        --       1.0    1.0
  Pay variable unrealized
   (losses)................     --      --     (18.3)      --     (18.2) (36.5)
                              -----     ---    -----      ----    -----  -----
    Pay variable net.......     --      --     (18.3)      --     (17.2) (35.5)
                              -----     ---    -----      ----    -----  -----
  Pay fixed unrealized
   gains...................     --      --      15.3       --       --    15.3
  Basis unrealized
   (losses)................    (3.3)    --       --        --       --    (3.3)
                              -----     ---    -----      ----    -----  -----
  Total unrealized gains...     --      --      15.3       --       1.0   16.3
  Total unrealized
   (losses)................    (3.3)    --     (18.3)      --     (18.2) (39.8)
                              -----     ---    -----      ----    -----  -----
    Total net..............   $(3.3)    --      (3.0)      --     (17.2) (23.5)
                              =====     ===    =====      ====    =====  =====
Interest rate caps/floors
  Unrealized gains.........   $ 1.5     1.0      --        --       0.9    3.4
  Unrealized (losses)......     --      --       --       (0.1)     --    (0.1)
                              -----     ---    -----      ----    -----  -----
    Total net..............   $ 1.5     1.0      --       (0.1)     0.9    3.3
                              =====     ===    =====      ====    =====  =====
Grand total unrealized
 gains.....................   $ 1.5     1.0     15.3       --       1.9   19.7
Grand total unrealized
 (losses)..................    (3.3)    --     (18.3)     (0.1)   (18.2) (39.9)
                              -----     ---    -----      ----    -----  -----
Grand total net............   $(1.8)    1.0     (3.0)     (0.1)   (16.3) (20.2)
                              =====     ===    =====      ====    =====  =====
1993:
Swaps
  Pay variable unrealized
   gains...................   $ --      4.6      1.6       --       6.7   12.9
  Pay variable unrealized
   (losses)................     --      --       --        --      (0.3)  (0.3)
                              -----     ---    -----      ----    -----  -----
    Pay variable net.......     --      4.6      1.6       --       6.4   12.6
                              -----     ---    -----      ----    -----  -----
  Pay fixed unrealized
   gains...................     --      --       --        0.7      --     0.7
  Pay fixed unrealized
   (losses)................     --      --      (3.3)      --       --    (3.3)
                              -----     ---    -----      ----    -----  -----
    Pay fixed net..........     --      --      (3.3)      0.7      --    (2.6)
                              -----     ---    -----      ----    -----  -----
  Total unrealized gains...     --      4.6      1.6       0.7      6.7   13.6
  Total unrealized
   (losses)................     --      --      (3.3)      --      (0.3)  (3.6)
                              -----     ---    -----      ----    -----  -----
    Total net..............   $ --      4.6     (1.7)      0.7      6.4   10.0
                              =====     ===    =====      ====    =====  =====
Interest rate caps/floors
  Unrealized (losses)......   $(0.7)    --       --       (0.6)    (0.5)  (1.8)
                              -----     ---    -----      ----    -----  -----
    Total net..............   $(0.7)    --       --       (0.6)    (0.5)  (1.8)
                              =====     ===    =====      ====    =====  =====
Grand total unrealized
 gains.....................   $ --      4.6      1.6       0.7      6.7   13.6
Grand total unrealized
 (losses)..................    (0.7)    --      (3.3)     (0.6)    (0.8)  (5.4)
                              -----     ---    -----      ----    -----  -----
Grand total net............   $(0.7)    4.6     (1.7)      0.1      5.9    8.2
                              =====     ===    =====      ====    =====  =====

                              NORWEST CORPORATION

  The table on page 72 is a summary of gross gains and gross losses not yet recognized in the income statements for end-user derivatives applicable to certain hedged assets and liabilities at December 31, 1994 and 1993. As a result of interest rate fluctuations, off-balance sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table on page 72, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

  Deferred gains and losses on closed end-user derivatives were not material at December 31, 1994 and 1993.

  The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At December 31, 1994 and 1993, the corporation had forward contracts totaling $4.1 billion and $8.0 billion, respectively. The contracts mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale. The net unrealized loss on these contracts at December 31, 1994 was $2.3 million, compared with a net unrealized gain of $28.3 million at December 31, 1993.

15. SEGMENT REPORTING

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

  Selected financial information by business segment for each of the three years ended December 31 is included in the following summary:

                                                         ORGANIZATIONAL  TOTAL
                                               REVENUES*   EARNINGS*     ASSETS
                                               --------- -------------- --------
                                                          IN MILLIONS
1994:
  Banking..................................... $3,892.4      507.1      48,564.3
  Mortgage banking............................    921.3       70.8       4,608.1
  Consumer finance............................  1,218.3      222.5       6,143.5
                                               --------      -----      --------
    Total..................................... $6,032.0      800.4      59,315.9
                                               ========      =====      ========
1993:
  Banking..................................... $3,594.6      356.7      41,956.9
  Mortgage banking............................    851.1       56.3       7,425.2
  Consumer finance............................  1,085.6      200.1       5,282.9
                                               --------      -----      --------
    Total..................................... $5,531.3      613.1      54,665.0
                                               ========      =====      ========
1992:**
  Banking..................................... $3,557.3      257.6      39,879.1
  Mortgage banking............................    596.1       53.4       5,328.8
  Consumer finance............................    926.7      159.0       4,829.1
                                               --------      -----      --------
    Total..................................... $5,080.1      470.0      50,037.0
                                               ========      =====      ========

                              NORWEST CORPORATION

- --------
*Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.
**Organizational earnings is presented prior to the cumulative effect of a change in accounting for postretirement medical benefits, which totaled $76.0 million net of tax.

16. MORTGAGE BANKING ACTIVITIES

  The detail of mortgage banking non-interest income for each of the three years ended December 31 is presented below:

                                                               1994  1993  1992
                                                              ------ ----- -----
                                                                 IN MILLIONS
Origination fees............................................. $103.5 135.6 103.8
Servicing fees...............................................  190.6  56.1  39.9
Net gains on sales of servicing rights.......................  130.0  61.7  62.4
Net gains on sales of mortgages..............................   74.5 140.5  19.8
Other mortgage fee income....................................   82.4  78.4  49.4
                                                              ------ ----- -----
  Total mortgage banking non-interest income................. $581.0 472.3 275.3
                                                              ====== ===== =====

  Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $71,505.1 million, $45,695.1 million and $21,612.9 million at December 31, 1994, 1993 and 1992, respectively.

  Changes in intangibles from purchased mortgage loan servicing rights for each of the three years ended December 31 were:

                                                            1994   1993   1992
                                                           ------  -----  -----
                                                              IN MILLIONS
Balance at beginning of year.............................. $185.2   64.0   35.8
  Purchases...............................................  478.3  169.9  133.4
  Sales...................................................  (65.2)  (2.5) (90.9)
  Amortization............................................  (47.4) (27.7) (11.5)
  Adjustments due to changes in prepayment assumptions....   (0.6) (18.5)  (2.8)
                                                           ------  -----  -----
Balance at end of year.................................... $550.3  185.2   64.0
                                                           ======  =====  =====

17. FAIR VALUES OF FINANCIAL INSTRUMENTS AND CERTAIN NON-FINANCIAL INSTRUMENTS

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

  Financial Instruments. The fair value estimates disclosed in the table below are based on existing on and off-balance sheet financial instruments and do not consider the value of future business. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have

                              NORWEST CORPORATION
not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities. The estimated fair values of the corporation's financial instruments as of December 31 are set forth in the following table and explained below.

                      FAIR VALUES OF FINANCIAL INSTRUMENTS

                                1994                1993                1992
                         -------------------  ------------------  ------------------
                         CARRYING     FAIR    CARRYING    FAIR    CARRYING    FAIR
                          AMOUNT     VALUE     AMOUNT    VALUE     AMOUNT    VALUE
                         ---------  --------  --------  --------  --------  --------
                                              IN MILLIONS
Financial assets:
 Cash and cash
  equivalents........... $ 4,024.3   4,024.3   3,608.0   3,608.0   3,428.0   3,428.0
 Trading account
  securities............     172.3     172.3     279.1     279.1     132.0     132.0
 Investment securities..   1,235.1   1,268.7   1,542.7   1,597.6   1,865.0   1,927.3
 Mortgage-backed
  securities............       --        --      151.0     153.1     165.9     167.5
 Investment securities
  available for sale....   1,427.6   1,427.6   2,001.2   2,260.9   1,573.6   1,815.7
 Mortgage-backed
  securities available
  for sale..............  12,174.2  12,174.2   9,021.6   9,244.0   9,358.2   9,565.6
 Student loans
  available for sale....   2,031.4   2,031.4   1,349.2   1,349.2   1,156.5   1,156.5
 Mortgages held for
  sale..................   3,115.3   3,115.3   6,090.7   6,103.4   4,727.8   4,727.8
 Loans and leases, net..  31,786.1  31,872.8  27,971.6  28,236.7  25,009.4  25,255.3
 Interest receivable....     367.7     367.7     300.8     300.8     330.9     330.9
 Excess servicing
  rights receivable.....      98.9     139.4      54.4      86.7       9.0      20.7
                         ---------  --------  --------  --------  --------  --------
   Total financial
    assets..............  56,432.9  56,593.7  52,370.3  53,219.5  47,756.3  48,527.3
                         ---------  --------  --------  --------  --------  --------
Financial liabilities:
 Non-maturity deposits..  24,475.6  24,475.6  24,066.8  24,066.8  20,116.9  20,116.9
 Deposits with stated
  maturities............  11,948.4  11,696.9  11,909.7  12,074.5  11,492.5  11,687.9
 Short-term borrowings..   7,850.2   7,850.2   5,996.8   5,996.8   8,824.9   8,824.9
 Long-term debt.........   9,186.3   8,825.5   6,850.9   6,928.7   4,553.2   4,645.2
 Interest payable.......     259.0     259.0     238.4     238.4     263.8     263.8
                         ---------  --------  --------  --------  --------  --------
   Total financial
    liabilities.........  53,719.5  53,107.2  49,062.6  49,305.2  45,251.3  45,538.7
                         ---------  --------  --------  --------  --------  --------
Off-balance sheet
 financial instruments:
 Forward delivery
  commitments...........      (2.3)     (2.3)     28.3      28.3     (35.7)    (35.7)
 Interest rate swaps....      (1.5)    (25.0)     11.2      14.8       0.7      (7.0)
 Futures contracts......       --        --        0.5       --        --        --
 Interest rate
  caps/floors...........       5.8      12.5       2.4      17.2      23.4      36.3
 Option contracts to
  sell..................      (4.6)     (4.6)      4.2       8.1       --        --
 Foreign exchange
  contracts.............       0.6       0.6      (0.4)     (0.4)      --        --
                         ---------  --------  --------  --------  --------  --------
   Total off-balance
    sheet financial
    instruments.........      (2.0)    (18.8)     46.2      68.0     (11.6)     (6.4)
                         ---------  --------  --------  --------  --------  --------
   Net financial
    instruments......... $ 2,711.4   3,467.7   3,353.9   3,982.3   2,493.4   2,982.2
                         =========  ========  ========  ========  ========  ========

  The following methods and assumptions are used by the corporation in estimating its fair value disclosures for financial instruments.

  Cash and Cash Equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

  Trading Account Securities, Investment Securities, Mortgage-Backed Securities, Investments and Mortgage-Backed Securities Available for Sale. Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets.

  Mortgages Held for Sale. Fair values of mortgages held for sale are stated at market.

                              NORWEST CORPORATION

  Loans and Leases and Student Loans Available for Sale. Fair values for loans and leases are estimated based on contractual cash flows, adjusted for prepayment assumptions and credit risk factors, discounted using the current market rate for loans and leases. Variable rate loans, including student loans available for sale, are valued at carrying value since the loans reprice to market rates over short periods of time. Credit card receivables are valued at carrying value since the receivables are priced near market rates for such receivables and are short-term in life. The fair value of the corporation's consumer finance subsidiaries' loans have been reported at book value since the estimated life, assuming prepayments, is short-term in nature.

  Interest Receivable and Payable. The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

  Excess Servicing Rights Receivable. Excess servicing rights receivable represents the present value using applicable investor yields of estimated future servicing revenues in excess of normal servicing revenues over the assumed life of the servicing portfolio.

  Deposits. The fair value of fixed-maturity deposits is the present value of the contractual cash flows, including principal and interest, and servicing costs, discounted using an appropriate investor yield.

  In accordance with FAS 107, the fair value of deposits with no stated maturity, such as demand deposit, savings, NOW and money market accounts, are disclosed as the amount payable on demand.

  Short-Term Borrowings. The carrying value of short-term borrowings approximates fair value due to the relatively short period of time between the origination of the instruments and their expected payment.

  Long-Term Debt. The fair value of long-term debt is the present value of the contractual cash flows, discounted by the investor yield which considers the corporation's credit rating.

  Commitments to Extend Credit, Standby Letters of Credit and Recourse Obligations. The majority of the corporation's commitment agreements and letters of credit contain variable interest rates and counter-party credit deterioration clauses and therefore, the carrying value of the corporation's commitments to extend credit and letters of credit approximates fair value. The fair value of the corporation's recourse obligations are valued based on estimated cash flows associated with such obligations. As any potential liabilities under such recourse obligations are recognized on the corporation's balance sheet, the carrying value of such recourse obligations approximates fair value.

  Forward Delivery Commitments, Interest Rate Swaps, Futures Contracts, Options, Interest Rate Caps and Floors and Foreign Exchange Contracts. The fair value of forward delivery commitments, interest rate caps and floors, swaps, options, futures contracts and foreign exchange contracts is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

CERTAIN NON-FINANCIAL INSTRUMENTS

  Supplemental fair value information for certain non-financial instruments as of December 31 are set forth in the table on page 77 and explained below.

                              NORWEST CORPORATION

  The supplemental fair value information, combined with the total fair value of net financial instruments from the table on page 75, is presented below for information purposes. This combination is not necessarily indicative of the "franchise value" or the fair value of the corporation taken as a whole.

                                                    1994       1993      1992
                                                  ---------  --------  --------
                                                    IN MILLIONS, EXCEPT PER
                                                         SHARE AMOUNTS
Non-financial instrument assets and liabilities:
  Premises and equipment, net...................  $   955.2     842.1     742.2
  Other assets..................................    1,927.8   1,452.6   1,538.5
  Accrued expenses and other liabilities........   (1,750.0) (1,841.5) (1,413.9)
Other values:
  Non-maturity deposits.........................    2,684.1   1,265.1   1,150.4
  Consumer finance network......................    3,207.1   3,128.5   2,374.0
  Credit card...................................      259.9     245.3      84.6
  Banking subsidiaries' consumer loans..........      166.3     269.3     224.4
  Mortgage servicing............................      867.0     431.4     187.2
  Mortgage loan origination/wholesale network...      621.4     836.4     707.6
  Trust department..............................      709.8     631.8     570.0
                                                  ---------  --------  --------
Net fair value of certain non-financial
 instruments....................................    9,648.6   7,261.0   6,165.0
Net fair value of financial instruments.........    3,467.7   3,982.3   2,982.2
                                                  ---------  --------  --------
  Stockholders' equity at the net fair value of
   financial instruments and certain non-
   financial instruments*.......................
    Amount......................................  $13,116.3  11,243.3   9,147.2
                                                  =========  ========  ========
    Per common share at December 31.............  $   42.43     36.59     30.33
                                                  =========  ========  ========

- --------
*  Amounts do not include applicable deferred income taxes, if any.

  The following methods and assumptions were used by the corporation in estimating the fair value of certain non-financial instruments.

  Non-Financial Instrument Assets and Liabilities. The non-financial instrument assets and liabilities are stated at book value, which approximates fair value.

  Non-Maturity Deposits. The fair value table of financial instruments does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared with wholesale funding rates. The fair value of non-maturity deposits, considering these relational benefits, would be $21,791.5 million, $22,801.7 million, and $18,966.5 million at December 31, 1994, 1993 and 1992, respectively. Such amounts are based on a discounted cash flow analysis, assuming a constant balance over ten years and taking into account the interest sensitivity of each deposit category. During 1994, the corporation considered a greater percentage of the deposit rates to be fixed than in prior years.

  Consumer Finance Network. The supplemental fair value table includes the estimated fair value associated with the consumer finance network which is estimated to be $3,207.1 million, $3,128.5 million and $2,374.0 million at December 31, 1994, 1993 and 1992, respectively. Such estimates are based on current industry price/earnings ratios for similar networks. These current price/earnings ratios are industry averages and do not consider the higher earnings levels and the value of the data processing business associated with the corporation's consumer finance network.

                              NORWEST CORPORATION

  Credit Card. The fair value of financial instruments excludes the fair value attributed to the expected credit card balances in future years with the holders of such cards. The fair value of such future balances is estimated to exceed book value by $259.9 million, $245.3 million and $84.6 million at December 31, 1994, 1993 and 1992, respectively. This represents the fair value related to such future balances of both securitized and on-balance sheet credit card receivables based on a discounted cash flow analysis, utilizing an investor yield on similar portfolio acquisitions.

  Banking Subsidiaries' Consumer Loans. For purposes of the table of fair values of financial instruments on page 75, the fair value of the banking subsidiaries' consumer loans is based on the contractual balances and maturities of existing loans. The fair value of such financial instruments does not consider future loans with customers. The fair value related to such future balances is estimated to be $166.3 million, $269.3 million and $224.4 million at December 31, 1994, 1993 and 1992, respectively. This fair value is estimated by cash flow analysis, discounted utilizing an investor yield. The expected balances for such purposes are estimated to extend ten years at a constant rate of replacement.

  Mortgage Servicing. Mortgage servicing represents estimated current value in the servicing portfolio. The corporation estimates that the fair value of its mortgage servicing exceeds book value by $867.0 million, $431.4 million and $187.2 million at December 31, 1994, 1993 and 1992, respectively.

  Mortgage Loan Origination/Wholesale Network. The supplemental fair value table includes the fair value associated with the corporation's origination network for mortgage loans, which is estimated to be $621.4 million, $836.4 million and $707.6 million at December 31, 1994, 1993 and 1992, respectively. Such estimates are based on current industry price/earnings ratios for similar networks.

  Trust Department. The fair value associated with the corporation's management of trust assets is estimated to be $709.8 million, $631.8 million and $570.0 million at December 31, 1994, 1993 and 1992, respectively. Such estimates are based on current trust revenues using an industry multiple.

                              NORWEST CORPORATION

18. PARENT COMPANY FINANCIAL INFORMATION

  Condensed financial information for Norwest Corporation (parent company only) follows:

                                 BALANCE SHEET

                                                                  1994    1993
                                                                -------- -------
                                                                  IN MILLIONS
At December 31,
ASSETS
Interest-bearing deposits with subsidiary banks................ $   69.1   155.4
Advances to non-bank subsidiaries..............................  2,452.4 2,313.8
Capital notes and term loans of subsidiaries
  Banks........................................................    470.1   353.0
  Non-banks....................................................    643.0   371.5
                                                                -------- -------
    Total capital notes and term loans of subsidiaries.........  1,113.1   724.5
                                                                -------- -------
Investments in subsidiaries
  Banks........................................................  2,964.0 3,096.6
  Non-banks....................................................  1,144.3   803.4
                                                                -------- -------
    Total investments in subsidiaries..........................  4,108.3 3,900.0
Investment and mortgage-backed securities......................    154.6    91.4
Investment securities available for sale.......................    237.4   211.7
Other assets...................................................    309.4   173.0
                                                                -------- -------
    Total assets............................................... $8,444.3 7,569.8
                                                                ======== =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................... $1,548.2 2,094.1
Accrued expenses and other liabilities.........................    277.9   186.6
Long-term debt with non-affiliates.............................  2,745.2 1,528.2
Stockholders' equity...........................................  3,873.0 3,760.9
                                                                -------- -------
    Total liabilities and stockholders' equity................. $8,444.3 7,569.8
                                                                ======== =======

                              NORWEST CORPORATION

                              STATEMENTS OF INCOME

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994    1993  1992
                                                           -------  ----- -----
                                                               IN MILLIONS
INCOME
Dividends from subsidiaries
  Banks..................................................  $ 680.6  402.0 318.3
  Non-banks..............................................    170.1  215.7 168.8
                                                           -------  ----- -----
    Total dividends from subsidiaries....................    850.7  617.7 487.1
Interest from subsidiaries...............................    142.2   91.2 109.1
Service fees from subsidiaries...........................     66.2   58.0  50.0
Other income.............................................     45.3   38.2  29.0
                                                           -------  ----- -----
    Total income.........................................  1,104.4  805.1 675.2
                                                           -------  ----- -----
EXPENSES
Interest to subsidiaries.................................      0.7    1.5   1.0
Other interest...........................................    202.6  140.0 134.0
Other expenses...........................................    128.3  113.0 140.8
                                                           -------  ----- -----
    Total expenses.......................................    331.6  254.5 275.8
                                                           -------  ----- -----
Income before income taxes, equity in undistributed
 earnings of subsidiaries, and cumulative effect of a
 change in accounting for postretirement medical
 benefits................................................    772.8  550.6 399.4
                                                           -------  ----- -----
Income tax benefit.......................................     34.2   24.4  43.3
                                                           -------  ----- -----
Income before equity in undistributed earnings of
 subsidiaries and cumulative effect of a change in
 accounting for postretirement medical benefits..........    807.0  575.0 442.7
Equity in undistributed earnings of subsidiaries.........     (6.6)  38.1  27.3
                                                           -------  ----- -----
Income before cumulative effect of a change in accounting
 for postretirement medical benefits.....................    800.4  613.1 470.0
Cumulative effect on years ended prior to December 31,
 1992 of a change in accounting for postretirement
 medical benefits, net of tax............................      --     --  (76.0)
                                                           -------  ----- -----
Net income...............................................  $ 800.4  613.1 394.0
                                                           =======  ===== =====

  Federal law prevents the corporation from borrowing from its subsidiary banks unless the loans are secured by specified assets. Such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and aggregate loans to the corporation and its non-bank subsidiaries are limited to 20 percent of the subsidiary bank's capital and surplus.

  The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, at December 31, 1994 the corporation's national banks could have declared $361.4 million of aggregate dividends, in addition to amounts previously paid, without the approval of the Comptroller of the Currency, subject to minimum regulatory capital requirements. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $1,144.3 million.

                              NORWEST CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                            STATEMENTS OF CASH FLOWS

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994      1993     1992
                                                     --------  --------  ------
                                                           IN MILLIONS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................  $  800.4     613.1   394.0
Adjustments to reconcile net income to net cash
 flows from operating activities:
Cumulative effect on years ended prior to December
 31, 1992 of a change in accounting for
 postretirement medical benefits, net of tax.......       --        --     76.0
Equity in undistributed earnings of subsidiaries...       6.6     (38.1)  (27.3)
Depreciation and amortization......................       5.4      12.2    12.9
Release of preferred shares to ESOP................      26.6       --      --
Other assets, net..................................    (157.7)     (3.7)  (36.4)
Accrued expenses and other liabilities, net........      97.0      32.1    (5.9)
                                                     --------  --------  ------
Net cash flows from operating activities...........     778.3     615.6   413.3
                                                     --------  --------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to non-bank subsidiaries, net.............    (138.6)   (762.5)  580.8
Investment securities, net.........................     (63.2)    (63.5)   46.5
Investment securities available for sale, net......       6.7      14.5  (105.9)
Principal collected on capital notes and term loans
 of subsidiaries...................................     140.4      23.3    75.6
Capital notes and term loans made to subsidiaries..    (517.4)   (218.2) (143.2)
Investments in subsidiaries, net...................    (455.6)   (354.4) (242.1)
                                                     --------  --------  ------
Net cash flows from (used for) investing
 activities........................................  (1,027.7) (1,360.8)  211.7
                                                     --------  --------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net.........................    (545.9)     84.3  (158.8)
Taxes receivable from affiliates, net..............       --        4.7    (4.7)
Proceeds from issuance of long-term debt with non-
 affiliates........................................   1,325.0   1,263.2     --
Repayment of long-term debt with non-affiliates....    (107.6)   (312.4) (137.5)
Issuances of common stock..........................      49.8      55.9    35.8
Repurchases of common stock........................    (482.1)   (124.3)  (86.0)
Issuance of stock warrant to subsidiary............       1.6       --      --
Issuance of preferred stock........................     195.7       --      --
Repurchases of preferred stock.....................      (8.4)     (0.7)   (2.9)
Net decrease in ESOP loans.........................       3.0       3.2     3.0
Dividends paid.....................................    (268.0)   (219.7) (185.7)
                                                     --------  --------  ------
Net cash flows from (used for) financing
 activities........................................     163.1     754.2  (536.8)
                                                     --------  --------  ------
Net increase (decrease) in cash and cash
 equivalents.......................................     (86.3)      9.0    88.2
Cash and cash equivalents
  Beginning of year................................     155.4     146.4    58.2
                                                     --------  --------  ------
  End of year......................................  $   69.1     155.4   146.4
                                                     ========  ========  ======

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Norwest Corporation

  We have audited the consolidated balance sheets of Norwest Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, Norwest Corporation adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994 and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1992.

                                          /s/ KPMG Peat Marwick LLP
                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 18, 1995

                              MANAGEMENT'S REPORT

  The management of Norwest Corporation has prepared and is responsible for the content of the financial statements included in this annual report and the information contained in other sections of this annual report, which information is consistent with the content of the financial statements. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included. In preparing the financial statements, management makes judgments and estimates of the expected effects of events and transactions that are accounted for or disclosed.

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

                                          /s/ Richard M. Kovacevich
                                          Richard M. Kovacevich
                                          President and
                                          Chief Executive Officer

                                          /s/ John T. Thornton
                                          John T. Thornton
                                          Executive Vice President and
                                          Chief Financial Officer

                                          /s/ Michael A. Graf
                                          Michael A. Graf
                                          Senior Vice President
                                          and Controller

January 18, 1995

                     NORWEST CORPORATION AND SUBSIDIARIES
                    SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

                                             YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                            1994      1993         1992          1991          1990           1989
                          ---------  -------    ----------    ----------    -----------    ----------
                             IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS AND RATIOS
STATEMENTS OF INCOME
Interest income.........   $4,393.7  3,946.3       3,806.4       4,025.9        3,885.8       3,624.5
Interest expense........    1,590.1  1,442.9       1,610.6       2,150.3        2,320.1       2,210.1
                          ---------  -------    ----------    ----------    -----------    ----------
 Net interest income....    2,803.6  2,503.4       2,195.8       1,875.6        1,565.7       1,414.4
Provision for credit
 losses.................      164.9    158.2         270.8         406.4          433.0         233.5
                          ---------  -------    ----------    ----------    -----------    ----------
 Net interest income
  after provision for
  credit losses.........    2,638.7  2,345.2       1,925.0       1,469.2        1,132.7       1,180.9
Non-interest income.....    1,638.3  1,585.0       1,273.7       1,064.0          896.3         728.5
Non-interest expenses...    3,096.4  3,050.4       2,553.1       2,041.5        1,744.5       1,525.9
                          ---------  -------    ----------    ----------    -----------    ----------
Income before income
 taxes and cumulative
 effect of a change in
 accounting for
 postretirement medical
 benefits...............    1,180.6    879.8         645.6         491.7          284.5         383.5
Income tax expense......      380.2    266.7         175.6          73.4          115.1          99.0
Cumulative effect on
 years ended prior to
 December 31, 1992 of a
 change in accounting
 for postretirement
 medical benefits, net
 of tax.................        --       --          (76.0)          --             --            --
                          ---------  -------    ----------    ----------    -----------    ----------
Net Income..............  $   800.4    613.1         394.0         418.3          169.4         284.5
                          =========  =======    ==========    ==========    ===========    ==========
PER COMMON SHARE
Net Income(a)
 Primary................  $    2.45     1.89          1.19          1.33           0.59          1.00
 Fully diluted..........       2.41     1.86          1.19          1.32           0.59          1.00
Dividends declared......      0.765    0.640         0.540         0.470          0.423         0.380
Stockholders' equity....      10.79    11.00          9.88          9.29           8.19          7.98
Stock price range.......  28 1/4-21   29-20 5/8 22 1/8-16 5/8 18 7/16-9 3/8 11 13/16-6 3/4 12 1/16-7 15/16
SELECTED CONSOLIDATED
 BALANCE SHEET DATA AT
 DECEMBER 31,
Assets..................  $  59,316   54,665        50,037        45,974         43,523        38,322
Investment and mortgage-
 backed securities......      1,235    1,694         2,031        13,958         10,256         8,570
Investment and mortgage-
 backed securities
 available for sale.....     13,602   11,023        10,932           --             --            --
Loans, leases, and
 student loans and
 mortgages held for
 sale(b)................     37,723   36,201        31,667        26,328         26,728        24,981
Deposits................     36,424   35,977        31,609        31,331         30,542        26,259
Long-term debt..........      9,186    6,851         4,553         3,686          3,066         2,720
Stockholders' equity....      3,846    3,761         3,372         3,193          2,434         2,288
RATIOS(C)
Per $100 of average
 assets
 Net interest income
  (tax-equivalent
  basis)................  $    5.14     4.98          4.81          4.43           4.17          4.16
 Provision for credit
  losses................       0.30     0.31          0.58          0.94           1.11          0.66
                          ---------  -------    ----------    ----------    -----------    ----------
 Net interest income
  after provision for
  credit losses.........       4.84     4.67          4.23          3.49           3.06          3.50
 Non-interest income....       2.97     3.11          2.74          2.45           2.30          2.05
 Non-interest expenses..       5.62     5.99          5.50          4.70           4.48          4.29
                          ---------  -------    ----------    ----------    -----------    ----------
 Income before income
  taxes and cumulative
  effect of a change in
  accounting for
  postretirement medical
  benefits..............       2.19     1.79          1.47          1.24           0.88          1.26
 Income tax expense.....       0.69     0.52          0.38          0.17           0.30          0.28
 Less tax equivalent
  adjustment............       0.05     0.07          0.08          0.11           0.15          0.18
 Cumulative effect on
  years ended prior to
  December 31, 1992 of a
  change in accounting
  for postretirement
  medical benefits, net
  of tax................        --       --          (0.16)          --             --            --
                          ---------  -------    ----------    ----------    -----------    ----------
Net income(a)...........  $    1.45     1.20          0.85          0.96           0.43          0.80
                          =========  =======    ==========    ==========    ===========    ==========
Leverage(d).............       14.3x    14.2          13.2          15.3           16.8          15.9
Return on realized
 common equity(a)(e)....       21.4%    18.2          11.7          15.3            7.3          12.9
Return on realized total
 equity(a)(e)...........       20.3%    17.1          11.2          14.7            7.3          12.7
Stockholders' equity to
 average assets.........        7.0%     7.1           7.6           6.5            6.0           6.3
Dividend payout ratio...       31.2%    33.9          45.4          35.3           71.7          38.0
Tier 1 at December
 31,(f).................       9.89%    9.71          9.74         10.00           7.25
Tier 1 and Tier 2 at
 December 31,(f)........      12.23%   12.39         12.42         13.78          11.76
Leverage ratio(f).......       6.94%    6.46          6.62          6.63           5.54

- -------
(a) Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 primary net income per common share would have been $1.44, fully diluted net income per common share would have been $1.42, return on realized common equity would have been 14.2%, return on realized total equity would have been 13.4%, and net income per $100 of average assets would have been $1.01.
(b) Net of unearned discount.
(c) Based on average balances and net income for the periods.
(d) The ratio of average assets to average stockholders' equity.
(e) Realized equity excludes unrealized gains (losses) on securities available for sale. Including net unrealized gains (losses) on securities available for sale, return on common equity was 22.1% and return on total equity was 20.8% in 1994.
(f) Information not available for 1989.

                      NORWEST CORPORATION AND SUBSIDIARIES

                             INCOME STATEMENT DATA

                                 1994 OVER 1993             1993 OVER 1992
                             ------------------------  -------------------------
                             VOLUME  YIELD/RATE TOTAL  VOLUME  YIELD/RATE TOTAL
                             ------  ---------- -----  ------  ---------- ------
                                               IN MILLIONS
CHANGES IN TAX-EQUIVALENT
NET INTEREST INCOME*
INTEREST INCOME
Loans and leases...........  $367.3     54.7    422.0   341.4    (149.0)   192.4
Investment securities......   (55.6)     7.0    (48.6) (122.2)      3.4   (118.8)
Mortgage-backed securities.    (9.3)     --      (9.3) (569.9)     (5.0)  (574.9)
Investment securities
 available for sale........    28.1    (25.9)     2.2   108.0      (4.7)   103.3
Mortgage-backed securities
 available for sale........   121.1      2.2    123.3   530.5    (103.0)   427.5
                             ------    -----    -----  ------    ------   ------
  Total
   investment/mortgage-
   backed securities.......    84.3    (16.7)    67.6   (53.6)   (109.3)  (162.9)
Money market and trading
 account securities........    (9.0)     6.0     (3.0)  (11.5)      8.8     (2.7)
Student loans available for
 sale......................    20.0      6.1     26.1    64.6      (3.5)    61.1
Mortgages held for sale....   (77.8)     8.2    (69.6)   99.3     (51.9)    47.4
                             ------    -----    -----  ------    ------   ------
  Total....................   384.8     58.3    443.1   440.2    (304.9)   135.3
                             ======    =====    =====  ======    ======   ======
INTEREST EXPENSE
Interest bearing deposits..    57.7    (46.6)    11.1    34.4    (197.7)  (163.3)
Short-term borrowings......   (22.4)    74.6     52.2    10.2     (50.0)   (39.8)
Long-term debt.............    98.3    (14.4)    83.9   138.7    (103.3)    35.4
                             ------    -----    -----  ------    ------   ------
  Total....................   133.6     13.6    147.2   183.3    (351.0)  (167.7)
                             ------    -----    -----  ------    ------   ------
Net interest income........  $251.2     44.7    295.9   256.9      46.1    303.0
                             ======    =====    =====  ======    ======   ======

ANALYSIS OF SELECTED NON-    1994    % CHANGE    1993   % CHANGE   1992   1991  1990
INTEREST EXPENSES          --------  --------  -------- -------- -------- ----- -----
SALARIES AND BENEFITS
Salaries.................  $1,260.9      4.1%  $1,210.8   22.2%  $  991.0 828.5 705.9
Benefits.................     312.8     18.7      263.5   42.9      184.4 154.8 132.4
                           --------            --------          -------- ----- -----
  Total..................  $1,573.7      6.7%  $1,474.3   25.4%  $1,175.4 983.3 838.3
                           ========            ========          ======== ===== =====
BUSINESS DEVELOPMENT
Advertising..............  $   98.6     35.1%  $   73.0   39.0%  $   52.6  39.4  31.4
Other business
 development.............      91.9     17.4       78.3   20.5       64.9  54.0  49.7
                           --------            --------          -------- ----- -----
  Total..................  $  190.5     25.9%  $  151.3   28.8%  $  117.5  93.4  81.1
                           ========            ========          ======== ===== =====
OTHER NON-INTEREST
 EXPENSES
Professional fees........  $   60.2      -- %  $   60.2   11.9%  $   53.8  41.5  39.0
Other employment.........      45.6     17.8       38.7   19.4       32.4  24.0  31.3
Insurance claims.........      42.7      1.2       42.2   64.5       25.7  22.1  23.7
Charitable contributions.      24.6    (66.1)      72.5  187.1       25.3   6.4   9.9
Other real estate owned,
 net.....................     (11.8)  (457.6)       3.3  (53.8)       7.1  31.6  48.7
Other....................     245.4    (36.3)     385.5    6.9      360.6 168.7 140.8
                           --------            --------          -------- ----- -----
  Total..................  $  406.7    (32.5)% $  602.4   19.3%  $  504.9 294.3 293.4
                           ========            ========          ======== ===== =====

- --------
*Changes in the average balance/rate are allocated entirely to the yield/rate changes.

                      NORWEST CORPORATION AND SUBSIDIARIES

       CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES*

                                    1994                      1993                   1992
                          ------------------------- -------------------------- -----------------
                                   INTEREST AVERAGE          INTEREST  AVERAGE          INTEREST
                          AVERAGE  INCOME/  YIELDS/ AVERAGE  INCOME/   YIELDS/ AVERAGE  INCOME/
                          BALANCE  EXPENSE   RATES  BALANCE  EXPENSE    RATES  BALANCE  EXPENSE
                          -------  -------- ------- -------  --------  ------- -------  --------
                                              IN MILLIONS, EXCEPT RATIOS
ASSETS
Money market
 investments............  $   472  $   21.9   4.66% $   624  $   19.8    3.18% $   779  $   28.9
Trading account
 securities.............      250      25.2  10.11      254      30.3   11.90      344      23.9
Investment securities
 U.S. Treasury and
  federal agencies......       26       1.3   4.84      881      44.0    5.00    2,132     132.1
 State, municipal and
  housing-tax exempt....      680      71.6  10.53      739      79.7   10.79      917      98.1
 Other investment
  securities............      412      19.5   4.74      226      17.3    7.65      434      29.6
Mortgage-backed
 securities
 Federal agencies.......      --        --     --       159       8.2    5.16    7,183     562.7
 Collateralized
  mortgage obligations..      --        --     --        22       1.1    4.90      228      21.5
Investment securities
 available for sale.....    2,137     122.6   5.98    1,662     120.4    7.25      228      17.1
Mortgage-backed
 securities available
 for sale...............   10,407     715.7   6.73    8,827     592.4    6.71    2,093     164.9
                          -------  --------         -------  --------          -------  --------
 Total investment
  securities............   13,662     930.7   6.74   12,516     863.1    6.90   13,215   1,026.0
Student loans available
 for sale...............    1,563     111.4   7.13    1,266      85.3    6.74      345      24.2
Mortgages held for sale.    3,757     257.2   6.85    4,932     326.8    6.63    3,639     279.4
Loans and leases (net of
 unearned discount)
 Commercial.............    9,301     749.9   8.06    8,433     648.3    7.69    8,105     670.8
 Real estate............   11,445     997.2   8.71   10,720     934.7    8.72    8,478     834.3
 Consumer...............    9,498   1,329.2  13.99    7,415   1,071.3   14.45    6,749     956.8
                          -------  --------         -------  --------          -------  --------
   Total loans and
    leases..............   30,244   3,076.3  10.17   26,568   2,654.3    9.99   23,332   2,461.9
 Allowance for credit
  losses................     (801)                     (791)                      (721)
                          -------                   -------                    -------
   Net loans and leases.   29,443                    25,777                     22,611
                          -------  --------         -------  --------          -------  --------
   Total earning assets
    (before the
    allowance for credit
    losses).............   49,948   4,422.7   8.83   46,160   3,979.6    8.62   41,654   3,844.3
                                   --------                  --------                   --------
Cash and due from banks.    2,974                     2,871                      2,566
Other assets............    2,952                     2,647                      2,904
                          -------                   -------                    -------
   Total assets.........  $55,073                   $50,887                    $46,403
                          =======                   =======                    =======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Noninterest-bearing
 deposits...............  $ 8,704                   $ 7,726                    $ 6,225
Interest-bearing
 deposits
 Savings and NOW
  accounts..............    4,617      85.0   1.84    4,244      85.3    2.01    3,872     107.5
 Money market accounts..   10,487     247.4   2.36    9,106     201.1    2.21    8,159     205.9
 Savings certificates...    9,794     446.9   4.56    9,582     473.1    4.94   10,352     603.9
 Certificates of
  deposit and other
  time..................    1,544      69.9   4.53    1,650      77.7    4.71    1,754      94.7
 Foreign time...........      328      14.2   4.34      489      15.1    3.09      112       3.6
                          -------  --------         -------  --------          -------  --------
   Total interest-
    bearing deposits....   26,770     863.4   3.23   25,071     852.3    3.40   24,249   1,015.6
Short-term borrowings...    6,628     290.3   4.38    7,316     238.1    3.25    7,058     277.9
Long-term debt..........    7,508     436.4   5.82    5,871     352.6    6.01    4,086     317.3
                          -------  --------         -------  --------          -------  --------
   Interest-bearing
    liabilities.........   40,906   1,590.1   3.89   38,258   1,443.0    3.77   35,393   1,610.8
Capitalized interest
 expense................                --                       (0.1)                      (0.2)
                                   --------                  --------                   --------
   Net interest expense.            1,590.1                   1,442.9                    1,610.6
Other liabilities.......    1,620                     1,315                      1,276
Stockholders' equity....    3,843                     3,588                      3,509
                          -------                   -------                    -------
   Total liabilities and
    stockholders'
    equity..............  $55,073                   $50,887                    $46,403
                          =======  --------         =======  --------          =======  --------
Net interest income
 (tax-equivalent basis).           $2,832.6                  $2,536.7                   $2,233.7
                                   ========                  ========                   ========
Yield spread............                      4.94                       4.85
Net interest income to
 earning assets.........                      5.66                       5.50
Interest-bearing
 liabilities to earning
 assets.................                     81.90                      82.88

- --------
*Interest income/expense and yields/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 1994 and 1993 and 34% in each preceding period presented. Non-accrual loans and the related negative income effect has been included in the calculation of average rates.
  NM--Not meaningful

                   1991                      1990                      1989             AVERAGE BALANCE
- -------  ------------------------- ------------------------- -------------------------- ------------------
AVERAGE           INTEREST AVERAGE          INTEREST AVERAGE          INTEREST  AVERAGE 5 YEAR   % CHANGE
YIELDS/  AVERAGE  INCOME/  YIELDS/ AVERAGE  INCOME/  YIELDS/ AVERAGE  INCOME/   YIELDS/ GROWTH   1994 OVER
 RATES   BALANCE  EXPENSE   RATES  BALANCE  EXPENSE   RATES  BALANCE  EXPENSE    RATES  RATE %     1993
- -------  -------  -------- ------- -------  -------- ------- -------  --------  ------- ------   ---------
 3.71%    1,143       76.7   6.72% $ 1,640  $  138.3   8.43% $ 1,373  $  126.6    9.22%  (19.2)%   (24.4)%
 6.95       157       11.6   7.39      119      10.2   8.57       78       7.1    9.10    26.2      (1.6)
 6.20     2,199      178.6   8.13    2,211     191.6   8.66    2,594     224.1    8.64   (60.2)    (97.0)
10.70     1,028      116.0  11.29    1,142     129.6  11.35    1,270     141.4   11.14   (11.7)     (8.0)
 6.81       451       36.3   8.01      670      53.3   7.95      585      41.9    7.16    (6.8)     82.3
 7.83     7,993      715.3   8.95    4,592     444.7   9.68    2,357     230.7    9.79  (100.0)   (100.0)
 9.39       431       35.9   8.32      741      65.3   8.82    1,161     105.8    9.11  (100.0)   (100.0)
 7.53       --         --     --       --        --     --       --        --      --       NM      28.6
 7.88       --         --     --       --        --     --       --        --      --       NM      17.9
         ------   --------         -------  --------         -------  --------
 7.76    12,102    1,082.1   8.94    9,356     884.5   9.45    7,967     743.9    9.34    11.4       9.2
 6.99       --         --     --       --        --     --       --        --      --       NM      23.4
 7.68     2,100      192.1   9.15    1,420     137.8   9.70      662      63.4    9.58    41.5     (23.8)
 8.28     8,922      877.4   9.83    9,261   1,016.3  10.97    9,366   1,093.7   11.68    (0.1)     10.3
 9.84     7,762      856.3  11.03    6,868     787.9  11.47    6,520     754.1   11.57    11.9       6.8
14.18     6,855      977.5  14.26    6,568     970.0  14.77    6,130     898.5   14.66     9.2      28.1
         ------   --------         -------  --------         -------  --------
10.55    23,539    2,711.2  11.52   22,697   2,774.2  12.22   22,016   2,746.3   12.47     6.6      13.8
           (660)                      (472)                     (412)                     14.2       1.3
         ------                    -------                   -------
         22,879                     22,225                    21,604                       6.4      14.2
         ------   --------         -------  --------         -------  --------
 9.23    39,041    4,073.7  10.43   35,232   3,945.0  11.20   32,096   3,687.3   11.49     9.2       8.2
                  --------                  --------                  --------
          2,437                      2,270                     2,148                       6.7       3.6
          2,619                      1,920                     1,698                      11.7      11.5
         ------                    -------                   -------
         43,437                    $38,950                   $35,530                       9.2       8.2
         ======                    =======                   =======
         $5,377                    $ 4,832                   $ 4,565                      13.8      12.7
 2.78     3,508      150.6   4.30    3,106     152.7   4.92    3,011     148.0    4.91     8.9       8.8
 2.52     7,565      370.0   4.89    6,136     377.7   6.15    4,995     322.2    6.45    16.0      15.2
 5.83    10,641      764.5   7.18    8,852     706.7   7.98    8,100     659.9    8.15     3.9       2.2
 5.40     2,713      186.2   6.86    3,277     270.0   8.24    3,440     299.5    8.71   (14.8)     (6.4)
 3.23       200       11.2   5.60      240      19.6   8.17      311      28.9    9.29     1.1     (32.9)
         ------   --------         -------  --------         -------  --------
 4.19    24,627    1,482.5   6.02   21,611   1,526.7   7.06   19,857   1,458.5    7.35     6.2       6.8
 3.94     5,890      352.4   5.98    6,428     522.9   8.13    5,354     493.2    9.21     4.4      (9.4)
 7.77     3,492      315.4   9.03    2,753     270.5   9.82    2,545     258.5   10.15    24.2      27.9
         ------   --------         -------  --------         -------  --------
 4.55    34,009    2,150.3   6.32   30,792   2,320.1   7.54   27,756   2,210.2    7.96     8.1       6.9
                       --                        --                       (0.1)
                  --------                  --------                  --------
                   2,150.3                   2,320.1                   2,210.1
          1,206                      1,002                       972                      10.8      23.2
          2,845                      2,324                     2,237                      11.4       7.1
         ------                    -------                   -------
         43,437                    $38,950                   $35,530                       9.2       8.2
         ======   --------         =======  --------         =======  --------
                  $1,923.4                  $1,624.9                  $1,477.2
                  ========                  ========                  ========
 4.68                        4.11                      3.66                       3.53
 5.36                        4.93                      4.61                       4.60
84.97                       87.11                     87.40                      86.48

                      NORWEST CORPORATION AND SUBSIDIARIES
                                LOAN INFORMATION

                                  1994     1993    1992    1991    1990    1989
                                 -------  ------  ------  ------  ------  ------
                                                IN MILLIONS
LOANS AND LEASES AT DECEMBER
 31,
Commercial, financial and
 industrial....................  $ 7,434   6,686   6,577   6,440   7,190   7,246
Agricultural...................      956     938     830     814     816     754
Construction and land
 development...................      568     566     454     518     759     881
Real estate
 Secured by 1-4 family
  residential properties.......    8,959   8,321   7,582   5,067   5,254   3,936
 Secured by other properties...    3,590   3,418   3,186   3,277   3,458   3,330
Consumer.......................    7,923   6,560   5,766   6,400   5,976   5,794
Credit card and check credit...    2,893   2,046   1,274   1,127     879   1,349
Lease financing................      765     699     627     600     521     474
Foreign
 Consumer installment..........      444     425     425     --      --      --
 Real estate secured by 1-4
  family residential
  properties...................       42      30      15     --      --      --
 Other.........................      130      93      62      61      50      60
                                 -------  ------  ------  ------  ------  ------
   Total loans and leases......   33,704  29,782  26,798  24,304  24,903  23,824
   Unearned discount...........   (1,128) (1,021) (1,015)   (984)   (936)   (905)
                                 -------  ------  ------  ------  ------  ------
     Total loans and leases net
      of unearned discount.....  $32,576  28,761  25,783  23,320  23,967  22,919
                                 =======  ======  ======  ======  ======  ======
ALLOWANCE FOR CREDIT LOSSES
Balances at beginning of year..  $ 789.2   773.1   704.3   577.0   408.6   396.2
Allowances related to assets
 acquired......................     29.0    36.2    23.4    42.5    57.5    10.0
Provision for credit losses....    164.9   158.2   270.8   406.4   433.0   233.4
Credit losses
 Commercial, financial and
  industrial...................     31.0    58.9    90.9   146.4   127.5    98.0
 Agricultural..................      4.5     2.6     4.2     3.9     2.3     4.5
 Construction and land
  development..................      2.8    11.9    15.8    21.4    36.3    24.2
 Real estate...................     44.2    53.2    68.4    99.6    69.6    39.7
 Consumer......................    124.2   110.6   113.8   122.7    99.3    79.0
 Credit card and check credit..     79.5    51.9    42.0    44.9    54.1    44.6
 Lease financing...............      2.3     2.2     2.6     3.8     2.6     2.0
 Foreign
   Consumer installment........     17.4    18.5     2.9     --      --      --
   Other.......................      8.9     0.5     0.5     1.8     0.7     7.3
                                 -------  ------  ------  ------  ------  ------
   Total credit losses.........    314.8   310.3   341.1   444.5   392.4   299.3
                                 -------  ------  ------  ------  ------  ------
Recoveries
 Commercial, financial and
  industrial...................     34.0    39.4    41.4    47.3    26.2    25.0
 Agricultural..................      2.5     4.0     4.9     4.0     5.1     5.8
 Construction and land
  development..................      7.2     7.2     2.4     6.9     1.1     0.7
 Real estate...................     26.9    36.6    24.9    23.6     8.5     6.0
 Consumer......................     34.1    31.2    29.2    26.2    20.2    18.5
 Credit card and check credit..     11.9     8.7     7.6     6.8     4.6     3.4
 Lease financing...............      0.7     0.3     0.6     0.3     0.4     0.5
 Foreign
   Consumer installment........      3.5     3.5     --      --      --      --
   Other.......................      0.8     1.1     4.7     7.8     4.2     8.4
                                 -------  ------  ------  ------  ------  ------
   Total recoveries............    121.6   132.0   115.7   122.9    70.3    68.3
                                 -------  ------  ------  ------  ------  ------
Net credit losses..............    193.2   178.3   225.4   321.6   322.1   231.0
                                 -------  ------  ------  ------  ------  ------
Balance at end of year.........  $ 789.9   789.2   773.1   704.3   577.0   408.6
                                 =======  ======  ======  ======  ======  ======
ALLOCATION OF ALLOWANCE FOR
 CREDIT LOSSES
Commercial.....................  $ 151.9   137.4   154.5   185.9   170.3   123.9
Consumer.......................    209.0   195.2   155.4   140.6   109.1    98.0
Real estate....................    163.5   203.4   220.6   152.8   151.6    84.7
Foreign........................     20.0    21.2    22.0     5.0     7.0     6.0
Unallocated....................    245.5   232.0   220.6   220.0   139.0    96.0
                                 -------  ------  ------  ------  ------  ------
   Total.......................  $ 789.9   789.2   773.1   704.3   577.0   408.6
                                 =======  ======  ======  ======  ======  ======
CREDIT QUALITY RATIOS
Net credit losses as a percent
 of average loans and leases...     0.64%   0.67    0.97    1.37    1.42    1.05
Allowance for credit losses to
 Total loans and leases at
  year-end.....................     2.42%   2.74    3.00    3.02    2.41    1.78
 Net credit losses.............     4.09x   4.43    3.43    2.19    1.79    1.77
Provision for credit losses to
 average loans and leases......     0.55%   0.60    1.16    1.73    1.91    1.06
Earnings coverage of net credit
 losses........................     6.96x   5.82    3.53    2.79    2.23    2.67

                      NORWEST CORPORATION AND SUBSIDIARIES

                            OTHER BALANCE SHEET DATA

MATURITY OF TOTAL INVESTMENT
SECURITIES*
                                                     CARRYING VALUE
                          -------------------------------------------------------------------------
                          WITHIN 1 YEAR    1-5 YEARS    5-10 YEARS   AFTER 10 YEARS      TOTAL
                          -------------- -------------  -----------  --------------  --------------    TOTAL
                                            AMOUNT/       AMOUNT/       AMOUNT/         AMOUNT/       MARKET
                          AMOUNT/ YIELD      YIELD         YIELD         YIELD           YIELD         VALUE
                          -------------- -------------  -----------  --------------  --------------  ---------
                                                            IN MILLIONS
At December 31, 1994
HELD FOR INVESTMENT
U.S. Treasury and
 Federal Agencies.......  $   --    -- % $    --   -- %   $--   -- % $    27.4 4.63% $    27.4 4.63% $    27.4
State, municipal and
 housing-tax exempt**...     62.0  6.82     174.8 7.22   142.4 7.69      333.0 7.21      712.2 7.28      712.8
Other...................      --    --      184.3 1.02     --   --       311.2 6.00      495.5 4.15      528.5
                          -------        --------       ------       ---------       ---------       ---------
Total securities held
 for investment.........     62.0  6.82     359.1 4.04   142.4 7.69      671.6 6.55    1,235.1 5.96    1,268.7
                          -------        --------       ------       ---------       ---------       ---------
AVAILABLE FOR SALE
Investment Securities:
U.S. Treasury and
 federal agencies.......    257.7  6.35     426.6 6.60   224.6 8.50       14.4 8.66      923.3 7.02      923.3
State, municipal and
 housing-tax exempt**...     14.3  9.27      44.0 9.57    44.3 5.61        0.9 5.68      103.5 7.77      103.5
Other...................     66.3  7.78     158.4 6.46    27.7 9.50      148.4 7.89      400.8 7.44      400.8
                          -------        --------       ------       ---------       ---------       ---------
 Total investment
  securities available
  for sale..............    338.3  6.54     629.0 6.79   296.6 8.14      163.7 7.94    1,427.6 7.18    1,427.6
                          -------        --------       ------       ---------       ---------       ---------
Mortgage-backed
 Securities:
Federal agencies........     23.9  9.15     211.6 6.43   303.3 7.65   11,473.1 7.38   12,011.9 7.38   12,011.9
Collateralized mortgage
 obligations............      6.2  8.06      11.6 7.75     6.0 5.50      138.5 7.57      162.3 7.53      162.3
                          -------        --------       ------       ---------       ---------       ---------
 Total mortgage-backed
  securities available
  for sale..............     30.1  9.01     223.2 6.50   309.3 7.61   11,611.6 7.38   12,174.2 7.38   12,174.2
                          -------        --------       ------       ---------       ---------       ---------
Total securities
 available for sale.....    368.4  6.90     852.2 6.71   605.9 7.87   11,775.3 7.39   13,601.8 7.36   13,601.8
                          -------        --------       ------       ---------       ---------       ---------
Total investment
 securities.............  $ 430.4  6.89   1,211.3 5.91   748.3 7.83   12,446.9 7.35   14,836.9 7.25   14,870.5
                          =======        ========       ======       =========       =========       =========

                                  WITHIN 1 YEAR 1-5 YEARS AFTER 5 YEARS  TOTAL
MATURITY OF LOANS***              ------------- --------- ------------- -------
Commercial.......................    $4,693       3,184         513     $ 8,390
Construction and land
 development.....................       369         168          31         568
Real estate......................       985       1,851         754       3,590
Foreign..........................       105          16           9         130
                                     ------       -----       -----     -------
Total............................    $6,152       5,219       1,307     $12,678
                                     ======       =====       =====     =======
Predetermined interest rates.....    $1,696       3,170         787     $ 5,653
Floating interest rates..........     4,456       2,049         520       7,025
                                     ------       -----       -----     -------
Total............................    $6,152       5,219       1,307     $12,678
                                     ======       =====       =====     =======

MATURITY OF TIME
DEPOSITS OF $100,000 OR  WITHIN 3 MONTHS 3-6 MONTHS 6-12 MONTHS OVER 12 MONTHS TOTAL
MORE                     --------------- ---------- ----------- -------------- ------
Certificates of deposit
 and other time.........     $  556         256         267          449       $1,528
Foreign time............        482          42           0            0          524
                             ------         ---         ---          ---       ------
Total...................     $1,038         298         267          449       $2,052
                             ======         ===         ===          ===       ======

                                              1994    1993   1992   1991   1990
DEPOSITS AT DECEMBER 31,                     ------- ------ ------ ------ ------
Noninterest-bearing deposits...............
Interest-bearing deposits..................  $ 9,283  9,054  7,382  6,551  6,170
 Savings and NOW accounts..................    4,790  4,421  4,310  3,613  3,627
 Money market accounts.....................   10,403 10,592  8,422  8,036  7,051
 Savings certificates......................    9,773 10,043  9,683 10,528  9,401
 Certificates of deposit and other
  time****.................................    1,528  1,678  1,655  2,448  4,006
 Foreign time****..........................      647    189    157    155    287
                                             ------- ------ ------ ------ ------
Total deposits.............................  $36,424 35,977 31,609 31,331 30,542
                                             ======= ====== ====== ====== ======

- --------
*Based on contractual maturities.
**The yield on state, municipal and housing securities is increased by the benefit of tax exemption, assuming a 35% federal income tax rate. For the year ended December 31, 1994, the amount of the increases in the yields for these securities and for total securities held for maturity is 3.07% and 1.87%, respectively, and for total securities available for sale is 2.56% and 0.02%, respectively.
***Excludes leases of $765 million and consumer and residential mortgage loans of $20,261 million.
****There were $123 million of foreign time deposits less than $100,000 in 1994, and no time deposits of less than $100,000 in 1993.

                      NORWEST CORPORATION AND SUBSIDIARIES

             QUARTERLY CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                       1994 QUARTERS                                  1993 QUARTERS
                         ------------------------------------------------    -----------------------------------------
                          FOURTH     THIRD         SECOND        FIRST       FOURTH     THIRD       SECOND      FIRST
                         --------  ----------    ----------    ----------    -------    ------    ----------    ------
                                  IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS AND RATIOS
Interest income........  $1,196.4     1,130.7       1,073.8         992.8    1,022.0     985.2         971.3     967.8
Interest expense.......     461.8       408.9         376.5         342.9      369.2     359.5         357.0     357.2
                         --------  ----------    ----------    ----------    -------    ------    ----------    ------
Net interest income....     734.6       721.8         697.3         649.9      652.8     625.7         614.3     610.6
Provision for credit
 losses................      63.3        41.6          23.7          36.3       57.4      23.3          39.4      38.1
Non-interest income....     437.9       379.4         386.9         434.1      436.8     377.4         421.7     349.1
Non-interest expenses..     807.8       760.5         759.0         769.1      869.1     741.9         755.7     683.7
                         --------  ----------    ----------    ----------    -------    ------    ----------    ------
Income before income
 taxes.................     301.4       299.1         301.5         278.6      163.1     237.9         240.9     237.9
Income tax expense.....      96.5        96.1          99.5          88.1       52.0      63.1          72.0      79.6
                         --------  ----------    ----------    ----------    -------    ------    ----------    ------
Net income.............  $  204.9       203.0         202.0         190.5      111.1     174.8         168.9     158.3
                         ========  ==========    ==========    ==========    =======    ======    ==========    ======
PER COMMON SHARE
Net income
 Primary...............  $   0.63        0.62          0.61          0.59       0.34      0.54          0.52      0.49
 Fully diluted.........      0.62        0.61          0.60          0.58       0.34      0.53          0.51      0.48
Dividends declared.....     0.210       0.185         0.185         0.185      0.165     0.165         0.165     0.145
Stockholders' equity...     10.79       11.13         11.07         11.14      11.00     10.85         10.51     10.21
Stock price range......     25-21  27 1/2-24 3/4 28 1/4-23 1/8 27 3/8-22 1/4  29-22 1/2 28-25 5/8 28 3/8-22 7/8 26-20 5/8
TAX-EQUIVALENT YIELDS
 AND RATES
Money market
 investments...........      6.79%       3.05          5.01          4.28       3.52      2.90          2.89      3.12
Trading account
 securities............      9.63        9.84         11.66          9.36      10.42     13.61         17.09      5.99
Investment and
 mortgage-backed
 securities............      7.79        8.05          8.13          9.26       7.68      7.36          7.31      7.35
Investment and
 mortgage-backed
 securities available
 for sale..............      7.07        6.74          6.43          6.12       6.43      6.61          6.85      7.29
 Total investment
  securities...........      7.12        6.85          6.57          6.38       6.61      6.73          6.93      7.31
Mortgages held for
 sale..................      7.89        7.32          6.67          5.89       6.14      6.49          6.87      7.39
Student loans available
 for sale..............      7.96        7.22          6.73          6.45       6.34      6.62          7.27      6.73
Loans and leases.......     10.50       10.33         10.05          9.77       9.85      9.91         10.01     10.22
 Total earning assets..      9.27        8.97          8.67          8.37       8.36      8.52          8.72      8.92
Interest-bearing
 deposits..............      3.52        3.18          3.09          3.11       3.27      3.34          3.47      3.54
Short-term borrowings..      5.25        4.61          4.03          3.35       3.25      3.18          3.21      3.37
Long-term debt.........      6.13        5.85          5.62          5.60       5.62      5.84          6.26      6.45
 Interest-bearing
  liabilities..........      4.34        3.92          3.69          3.57       3.66      3.71          3.83      3.91
Yield spread...........      4.93        5.05          4.98          4.80       4.70      4.81          4.89      5.01
Net interest income to
 earning assets........      5.73        5.76          5.65          5.49       5.38      5.45          5.54      5.63
RATIOS*
Return on assets.......      1.43%       1.45          1.48          1.45       0.81      1.35          1.37      1.33
Leverage...............     15.34x      14.24         14.26         13.52      14.59     14.18         13.89     14.05
Return on realized
 common equity.........      21.5%       21.1          21.7          21.5       12.3      20.4          20.4      20.0

                                                          (Continued on page 91)
- --------
  *Based on average balances and net income for the periods.

                      NORWEST CORPORATION AND SUBSIDIARIES

QUARTERLY CONDENSED CONSOLIDATED FINANCIAL INFORMATION (CONTINUED FROM PAGE 90)

                                 1994 QUARTERS                    1993 QUARTERS
                          -------------------------------  ------------------------------
                          FOURTH   THIRD   SECOND  FIRST   FOURTH  THIRD   SECOND  FIRST
                          -------  ------  ------  ------  ------  ------  ------  ------
                                                IN MILLIONS
AVERAGE ASSETS
Money market
 investments............  $   351     471     562     500     948     460     482     603
Trading account
 securities.............      166     198     267     371     307     243     250     216
Investment and mortgage-
 backed securities......    1,169   1,191   1,130     981   1,852   2,057   2,109   2,088
Investment and mortgage-
 backed securities
 available for sale.....   13,011  13,206  12,518  11,415  10,509  10,355  10,433  10,667
                          -------  ------  ------  ------  ------  ------  ------  ------
 Total investment
  securities............   14,180  14,397  13,648  12,396  12,361  12,412  12,542  12,755
Mortgages held for sale.    3,157   3,399   3,873   4,622   6,081   5,545   4,421   3,648
Student loans available
 for sale...............    1,753   1,425   1,557   1,517   1,351   1,199   1,276   1,237
Loans and leases, net of
 unearned discount......   31,720  30,502  29,820  28,901  28,147  26,668  25,951  25,475
                          -------  ------  ------  ------  ------  ------  ------  ------
 Total average earning
  assets................   51,327  50,392  49,727  48,307  49,195  46,527  44,922  43,934
Allowance for credit
 losses.................     (791)   (798)   (805)   (808)   (792)   (797)   (788)   (785)
Cash and due from banks.    3,150   2,811   2,949   2,985   3,217   2,892   2,716   2,654
Other assets............    3,244   2,958   2,860   2,740   2,749   2,737   2,517   2,578
                          -------  ------  ------  ------  ------  ------  ------  ------
 Total average assets...  $56,930  55,363  54,731  53,224  54,369  51,359  49,367  48,381
                          =======  ======  ======  ======  ======  ======  ======  ======
AVERAGE LIABILITIES AND
 STOCKHOLDERS' EQUITY
Noninterest-bearing
 deposits...............  $ 9,064   8,455   8,515   8,783   9,041   7,854   7,203   6,778
Interest-bearing
 deposits...............   26,545  26,747  27,019  26,770  27,137  24,999  24,143  23,972
Short-term borrowings...    7,145   7,073   6,827   5,445   6,325   7,444   7,604   7,907
Long-term debt..........    8,615   7,665   7,096   6,633   6,681   6,099   5,597   5,089
Other liabilities.......    1,850   1,536   1,437   1,655   1,458   1,340   1,265   1,192
Stockholders' equity....    3,711   3,887   3,837   3,938   3,727   3,623   3,555   3,443
                          -------  ------  ------  ------  ------  ------  ------  ------
 Total average
  liabilities and
  stockholders' equity..  $56,930  55,363  54,731  53,224  54,369  51,359  49,367  48,381
                          =======  ======  ======  ======  ======  ======  ======  ======

  The financial information on pages 90 and 91 is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations.