Form 10-Q
period 1995-03-31
NORWEST CORP
filed 1995-05-15
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

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

Common Stock, par value $1 2/3 per share,
outstanding at April 30, 1995                324,005,622 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                      Page
1.  Consolidated Balance Sheets -
       March 31, 1995 and December 31, 1994 ........................     3

2.  Consolidated Statements of Income -
       Quarters Ended March 31, 1995 and 1994 ......................     4

3.  Consolidated Statements of Cash Flows -
       Quarters Ended March 31, 1995 and 1994 ......................     6

4.  Consolidated Statements of Stockholders' Equity -
       Quarters Ended March 31, 1995 and 1994 ......................     8

5.  Notes to Unaudited Consolidated Financial Statements ...........    10





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)


In millions, except shares                             March 31,    December 31,
                                                            1995            1994

ASSETS
Cash and due from banks .......................        $ 3,093.4         3,431.2
Interest-bearing deposits with banks ..........             28.4            41.1
Federal funds sold and resale agreements ......            481.6           552.0
    Total cash and cash equivalents ...........          3,603.4         4,024.3
Trading account securities ....................            153.0           172.3
Investment securities (fair value
  $1,403.7 in 1995 and $1,268.7 in 1994) ......          1,358.0         1,235.1
Investment securities available for sale ......          1,575.9         1,427.6
Mortgage-backed securities available for
  sale ........................................         12,537.3        12,174.2
    Total investment securities ...............         15,471.2        14,836.9
Student loans available for sale ..............          2,163.1         2,031.4
Mortgages held for sale .......................          3,367.9         3,115.3
Loans and leases ..............................         35,015.7        33,703.6
Unearned discount .............................         (1,139.1)       (1,127.6)
Allowance for credit losses ...................           (812.5)         (789.9)
    Net loans and leases ......................         33,064.1        31,786.1
Premises and equipment, net ...................            995.9           955.2
Interest receivable and other assets ..........          3,026.5         2,394.4
    Total assets ..............................        $61,845.1        59,315.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................        $ 8,840.5         9,283.1
  Interest-bearing ............................         28,250.8        27,140.9
    Total deposits ............................         37,091.3        36,424.0
Short-term borrowings .........................          7,208.7         7,850.2
Accrued expenses and other liabilities ........          2,270.7         2,009.0
Long-term debt ................................         10,886.9         9,186.3
    Total liabilities .........................         57,457.6        55,469.5
Preferred stock ...............................            599.1           526.7
Unearned ESOP shares ..........................            (69.2)          (14.7)
    Total preferred stock .....................            529.9           512.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 334,025,247 and 323,084,474 shares
   in 1995 and 1994, respectively .............            556.7           538.5
Surplus .......................................            559.5           578.8
Retained earnings .............................          3,067.8         2,950.0
Net unrealized losses
  on securities available for sale ............            (16.7)         (360.4)
Notes receivable from ESOP ....................            (13.3)          (13.3)
Treasury stock - 11,616,603 and 13,939,617 common
  shares in 1995 and 1994, respectively .......           (288.3)         (350.9)
Foreign currency translation ..................             (8.1)           (8.3)
    Total common stockholders' equity .........          3,857.6         3,334.4
    Total stockholders' equity ................          4,387.5         3,846.4
    Total liabilities and
      stockholders' equity ....................        $61,845.1        59,315.9

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts           Quarter Ended
                                                          March 31
                                                       1995       1994
INTEREST INCOME ON
Loans and leases ................................  $  887.5      699.9
Investment securities ...........................      19.2       17.5
Investment securities available for sale ........      26.6       32.0
Mortgage-backed securities available for sale ...     234.8      137.4
Student loans available for sale ................      45.5       24.1
Mortgages held for sale .........................      57.2       68.1
Money market investments ........................      13.9        5.4
Trading account securities ......................       3.3        8.4
    Total interest income .......................   1,288.0      992.8

INTEREST EXPENSE ON
Deposits ........................................     267.1      205.1
Short-term borrowings ...........................     112.8       45.0
Long-term debt ..................................     164.4       92.8
    Total interest expense ......................     544.3      342.9
      Net interest income .......................     743.7      649.9
Provision for credit losses .....................      55.3       36.3
      Net interest income after
        provision for credit losses .............     688.4      613.6

NON-INTEREST INCOME
Trust ...........................................      56.5       51.9
Service charges on deposit accounts .............      61.5       57.4
Mortgage banking ................................     161.0      135.4
Data processing .................................      14.8       15.2
Credit card .....................................      30.9       25.7
Insurance .......................................      51.0       42.0
Other fees and service charges ..................      47.9       45.6
Net investment securities losses ................         -       (0.5)
Net investment and mortgage-backed
 securities available for sale gains (losses)....     (35.2)      37.0
Net venture capital gains .......................      21.6       20.2
Other ...........................................      18.2        4.2
    Total non-interest income ...................     428.2      434.1

NON-INTEREST EXPENSES
Salaries and benefits ...........................     398.5      397.0
Net occupancy ...................................      59.7       56.0
Equipment rentals, depreciation
 and maintenance ................................      63.6       53.3
Business development ............................      43.5       39.7
Communication ...................................      50.5       44.4
Data processing .................................      30.1       27.8
FDIC assessment and regulatory examination fees .      22.4       21.8
Intangible asset amortization ...................      18.4       19.5
Other ...........................................     105.9      109.6
    Total non-interest expenses .................     792.6      769.1
INCOME BEFORE INCOME TAXES ......................     324.0      278.6
Income tax expense ..............................     107.2       88.1
NET INCOME ......................................  $  216.8      190.5

(Continued on page 5)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued from page 4)


In millions, except per common share amounts         Quarter Ended
                                                        March 31
                                                      1995      1994

Average Common and Common Equivalent Shares .....    314.5     313.2
PER COMMON SHARE
 Net Income
  Primary ....................................... $   0.66      0.59
  Fully diluted .................................     0.65      0.58
 Dividends ......................................    0.210     0.185

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                  Quarter Ended
                                                                March 31
                                                            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................... $   216.8       190.5
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Provision for credit losses ......................      55.3        36.3
    Depreciation and amortization ....................      60.7        57.0
    Gains on other real estate owned, net ............      (1.8)       (3.9)
    Gains on sales of premises and equipment .........      (0.2)          -
    Gains on sales of mortgages held
      for sale .......................................      (1.5)      (46.4)
    Losses on sales of investment securities .........          -        0.5
    (Gains) losses on sales of investment,
     mortgage-backed and venture capital
     securities available for sale ...................      13.6       (57.2)
    Gains on sales of student loans
      available for sale .............................      (2.0)       (0.4)
    Release of preferred shares to ESOP ..............      10.9         5.8
    Trading account securities (gains) losses.........      (6.4)        8.4
    Purchases of trading account securities .......... (29,232.6)  (16,542.5)
    Proceeds from sales of trading account
      securities .....................................  29,137.3    16,453.6
    Originations of mortgages held for sale ..........  (4,702.1)   (7,327.8)
    Proceeds from sales of mortgages held for sale ...   4,600.1     9,138.4
    Originations of student loans available for sale .    (218.2)     (194.5)
    Proceeds from sales of student loans
     available for sale ..............................      88.5        43.6
    Deferred income taxes ............................      (4.2)        5.3
    Interest receivable ..............................     (28.5)       (1.0)
    Interest payable .................................      36.9       (23.5)
    Other assets, net ................................    (289.7)       78.3
    Other accrued expenses and liabilities, net ......      61.6      (172.3)
      Net cash flows from (used for)
       operating activities ..........................    (205.5)    1,648.2

(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued from page 6)

In millions                                                 Quarter Ended
                                                               March 31
                                                           1995        1994
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of:
    Investment securities ...........................       21.3      652.0
    Investment and mortgage-backed
      securities available for sale .................      392.2    1,030.1
  Proceeds from sales and calls of:
    Investment securities ...........................       35.2        0.5
    Investment and mortgage-backed
      securities available for sale .................      684.3    1,191.9
  Purchases of:
    Investment securities ...........................     (159.3)    (133.2)
    Investment and mortgage-backed
      securities available for sale .................     (593.4)  (2,996.3)
  Net increase in banking
   subsidiaries' loans and leases....................     (322.4)    (102.9)
  Principal collected on non-bank
   subsidiaries' loans and leases ...................    1,242.6      999.8
  Non-bank subsidiaries' loans and
   leases originated ................................   (1,311.6)  (1,195.1)
  Purchases of premises and equipment ...............      (51.4)     (51.7)
  Proceeds from sales of premises and equipment .....        2.8        4.4
  Proceeds from sales of other real estate owned ....       13.3       20.6
  Purchases of subsidiaries, net of cash
   and cash equivalents acquired ....................       51.2       50.5
  Divestiture of branches, net of cash and
   cash equivalents paid ............................       (4.3)         -
    Net cash flows from (used for)
      investing activities ..........................        0.5     (529.4)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .....................................   (1,031.8)    (998.1)
  Short-term borrowings, net ........................     (809.4)     279.5
  Long-term debt borrowings .........................    1,767.1      566.7
  Repayments of long-term debt ......................      (93.7)    (664.2)
  Issuances of common stock .........................       16.3       15.9
  Repurchases of common stock .......................       (8.7)     (67.9)
  Sale of preferred stock held by subsidiary ........       20.0          -
  Repurchases of preferred stock ....................          -       (7.9)
  Net decrease in notes receivable from ESOP ........          -        1.4
  Dividends paid ....................................      (75.7)     (65.1)
    Net cash flows used for
     financing activities ...........................     (215.9)    (939.7)
    Net increase (decrease) in cash and
      cash equivalents ..............................     (420.9)     179.1

CASH AND CASH EQUIVALENTS
  Beginning of period ...............................    4,024.3    3,608.0
  End of period .....................................  $ 3,603.4    3,787.1

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                          Unearned                             Securities	     Notes               Foreign
except for               Preferred     ESOP  Common   Sur-   Retained    Available Receivable Treasury     Currency
shares                       Stock   Shares   Stock   plus   Earnings     for Sale  from ESOP    Stock  Translation    Total


Balance,
 December 31, 1993       $   380.0        -   515.4   503.3   2,433.3           -     (16.3)   (51.5)        (3.3)  3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994                 -        -       -       -         -       313.4         -        -            -     313.4
Net income                       -        -       -       -     190.5           -         -        -            -     190.5
Dividends on
  Common stock                   -        -       -       -     (57.9)          -         -        -            -     (57.9)
  Preferred stock                -        -       -       -      (7.2)          -         -        -            -      (7.2)
Conversion of 1,203,570
  preferred shares to
  2,661,559 common shares    (30.2)       -     4.4    25.8         -           -         -        -            -         -
Repurchase of 188,095
  preferred shares            (7.9)       -       -       -         -           -         -        -            -      (7.9)
Issuance of 40,900
  preferred shares
  to ESOP                     40.9    (42.1)      -     1.2         -           -         -        -            -         -
Release of preferred
  shares to ESOP                 -      5.9       -    (0.1)        -           -         -        -            -       5.8
Issuance of 826,726
 common shares                   -        -     0.1     0.9      (5.0)          -         -     22.0            -      18.0
Issuance of 6,681,176
 common shares for
 acquisitions                    -        -    11.1    16.1      41.7           -         -        -            -      68.9
Repurchase of 2,548,100
 common shares                   -        -       -       -         -           -         -    (67.9)           -     (67.9)
Change in net unrealized
  gains (losses) on securities
  available for sale             -        -       -       -         -      (361.2)        -        -            -    (361.2)
Cash payments received
 on notes receivable
 from ESOP                       -        -       -       -         -           -       1.4        -            -       1.4
Foreign currency
 translation                     -        -       -       -         -           -         -        -         (3.5)     (3.5)
Balance,
 March 31, 1994          $   382.8    (36.2)  531.0   547.2   2,595.4       (47.8)    (14.9)   (97.4)        (6.8)  3,853.3



(Continued on page 9)


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 8)


                                                                                 Net
                                                                          Unrealized
                                                                               Gains
In                                                                       (Losses) on
millions,                           Unearned                              Securities      Notes               Foreign
except for               Preferred      ESOP   Common   Sur-   Retained    Available Receivable  Treasury    Currency
shares                       Stock    Shares    Stock   plus   Earnings     for Sale  from ESOP     Stock Translation     Total


Balance,
 December 31, 1994       $   526.7     (14.7)  538.5   578.8    2,950.0      (360.4)      (13.3)   (350.9)       (8.3)  3,846.4
Net income                       -         -       -       -      216.8           -           -         -           -     216.8
Dividends on
  Common stock                   -         -       -       -      (65.2)          -           -         -           -     (65.2)
  Preferred stock                -         -       -       -      (10.5)          -           -         -           -     (10.5)
Conversion of 10,863
  preferred shares to
  428,097 common shares      (10.9)        -       -    (1.1)         -           -           -      12.0           -         -
Sale of 100,000 preferred
  shares held by
  subsidiary                  20.0         -       -       -          -           -           -         -           -      20.0
Issuance of 63,300
  preferred shares to
  ESOP                        63.3     (65.8)      -     2.5          -           -           -         -           -         -
Release of preferred
  shares to ESOP                 -      11.3       -    (0.4)         -           -           -         -           -      10.9
Issuance of 904,697
 common shares                   -         -       -    19.6      (26.9)          -           -      25.2           -      17.9
Issuance of 12,297,093
  common shares for
  acquisitions                   -         -    18.2   (39.9)       3.6           -           -      34.1           -      16.0
Repurchase of 366,100
 common shares                   -         -       -       -          -           -           -      (8.7)          -      (8.7)
Change in net unrealized
  gains (losses) on
  securities available
  for sale                       -         -       -       -          -       343.7           -         -           -     343.7
Foreign currency
  translation                    -         -       -       -          -           -           -         -         0.2       0.2
Balance,
 March 31, 1995          $   599.1     (69.2)  556.7   559.5    3,067.8       (16.7)      (13.3)   (288.3)       (8.1)  4,387.5


See notes to unaudited consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Change in Accounting Policies

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS 114 and 118). Accordingly, loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements did not have a material effect on the corporation's financial position or results of operations.
See Note 5 for a discussion of impaired loans.


2.  Consolidated Statements of Cash Flows

Cash paid for interest and income taxes for the quarters ended March 31 was:

    In millions
                                        1995      1994
    Interest                        $  507.4      366.0
    Income taxes                        13.8       77.3

During the first three months of 1995 and 1994, $10.3 million and $12.0 million, respectively, of loans were transferred to other real estate owned. During the quarter ended March 31, 1995 and 1994, the corporation issued 1,356,320 shares and 32,969 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method.

On March 28, 1995, the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock in the stated amount of $63.3 million at a premium of $2.5 million; a corresponding charge of $65.8 million was recorded to unearned ESOP shares. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the stated amount of $40.9 million at a premium of $1.2 million; a corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 7). Preferred stock in the amount of $10.9 million and $5.8 million was released to the ESOP during the three months ended March 31, 1995 and 1994, respectively.

Mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. ("First United") were transferred to available for sale in the first quarter of 1994. The transfer was made to comply with the corporation's investment and interest rate risk policies. In conjunction with the acquisition of First United, $30.2 million of preferred stock of First United was converted into common stock of the corporation during the first quarter of 1994.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at March 31, 1995 and December 31, 1994 were:


In millions                                          March 31, 1995
                                                     Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value


Held for investment:
 U.S. Treasury and federal agencies .. $    27.4           -        (4.5)       22.9
 State, municipal and housing -
  tax exempt .........................     693.9        25.3        (6.4)      712.8
 Other ...............................     636.7        38.3        (7.0)      668.0
    Total investment securities
     held for investment ............. $ 1,358.0        63.6       (17.9)    1,403.7

Available for sale:
 U.S. Treasury and federal agencies .. $   939.9        14.3        (6.0)      948.2
 State, municipal and housing -
  tax exempt .........................     110.5         0.5        (1.8)      109.2
 Other ...............................     366.7       159.8        (8.0)      518.5
    Total investment securities
     available for sale ..............   1,417.1       174.6       (15.8)    1,575.9
 Mortgage-backed securities:
  Federal agencies ...................  12,549.7        87.2      (271.4)   12,365.5
  Collateralized mortgage
   obligations .......................     172.1         2.0        (2.3)      171.8
    Total mortgage-backed securities
     available for sale ..............  12,721.8        89.2      (273.7)   12,537.3

    Total investment and
     mortgage-backed securities
     available for sale .............. $14,138.9       263.8      (289.5)   14,113.2





In millions                                           December 31, 1994
                                                      Gross       Gross
                                        Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains      Losses      Value


Held for investment:
 U.S. Treasury and federal agencies ..  $    27.4          -            -      27.4
 State, municipal and housing -
   tax exempt ........................      712.2       17.1        (16.5)    712.8
 Other ...............................      495.5       39.6         (6.6)    528.5
    Total investment securities
     held for investment .............  $ 1,235.1       56.7        (23.1)  1,268.7

Available for sale:
 U.S. Treasury and federal agencies ..  $   932.4        6.3        (15.4)    923.3
 State, municipal and housing -
   tax exempt ........................      107.1        0.3         (3.9)    103.5
 Other ...............................      321.2       97.0        (17.4)    400.8
    Total investment securities
     available for sale ..............    1,360.7      103.6        (36.7)  1,427.6
 Mortgage-backed securities:
  Federal agencies ...................   12,635.2       19.1       (642.4) 12,011.9
  Collateralized mortgage
   obligations .......................      165.8        0.5         (4.0)    162.3
    Total mortgage-backed securities
     available for sale ..............   12,801.0       19.6       (646.4) 12,174.2

    Total investment and
     mortgage-backed securities
     available for sale ..............  $14,161.7      123.2       (683.1) 13,601.8


Interest income on investment and mortgage-backed securities for the quarters ended March 31 were:


In millions                                      1995     1994

Held for investment:
 U.S. Treasury and federal agencies ..        $   0.3      0.6
 State, municipal and housing -
   tax exempt ........................           12.5     12.4
 Other ...............................            6.4      4.5
    Total investment securities
     held for investment .............        $  19.2     17.5



Available for sale:
 U.S. Treasury and federal agencies ..        $  18.2     25.8
 State, municipal and housing -
   tax exempt ........................            1.4      1.3
 Other ...............................            7.0      4.9
    Total investment securities
     available for sale ..............        $  26.6     32.0
 Mortgage-backed securities:
  Federal agencies ...................        $ 229.0    135.4
  Collateralized mortgage
   obligations .......................            5.8      2.0
    Total mortgage-backed securities
     available for sale ..............        $ 234.8    137.4



During the first quarter of 1995 and 1994, certain investment securities with a total amortized cost of $20.5 million and $10.4 million, respectively, were sold by the corporation due to significant deterioration in the credit worthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss for the three months ended March 31, 1995, and a net loss of $0.5 million in the same period a year ago.

4.  Loans and Leases

The carrying values of loans and leases at March 31, 1995 and December 31, 1994 were:

In millions                                     March 31,    December 31,
                                                     1995            1994

Commercial ...............................     $  8,735.2         8,390.4
Construction and land development ........          623.0           568.1
Real estate ..............................       13,404.4        12,548.8
Consumer .................................       10,860.6        10,815.9
Lease financing ..........................          763.7           764.5
Foreign ..................................          628.8           615.9
  Total loans and leases .................       35,015.7        33,703.6
Unearned discount ........................       (1,139.1)       (1,127.6)
  Loans and leases, net of
    unearned discount ....................     $ 33,876.6        32,576.0

Changes in the allowance for credit losses for the quarters ended March 31 were:




In millions                                     1995    1994

Balance at beginning of period ............  $ 789.9   789.2
  Allowance related to assets
   acquired, net ..........................     15.3    10.9

  Provision for credit losses .............     55.3    36.3

  Credit losses ...........................    (80.5)  (74.7)
  Recoveries ..............................     32.5    31.5
    Net credit losses .....................    (48.0)  (43.2)
Balance at end of period ..................  $ 812.5   793.2

5.  Impaired and 90-day Past Due Loans and Other Real Estate Owned

Impaired and 90-day past due loans and other real estate owned at March 31, 1995 and 1994 and December 31, 1994 were:

In millions                                      March 31,    December 31,
                                              1995      1994          1994

Impaired loans
  Non-accrual ...........................  $  84.5     134.5          96.8
  Restructured ..........................      1.9       2.9           1.8
    Total impaired loans ................     86.4     137.4          98.6
Other non-accrual loans                       43.9      38.8          31.7
  Total non-accrual and
   restructured loans ...................    130.3     176.2         130.3
Other real estate owned .................     32.5      55.7          29.6
  Total non-performing assets ...........    162.8     231.9         159.9
Loans and leases past due
  90 days or more* ......................     75.8      66.2          58.4
  Total non-performing assets and
   90-day past due loans and leases .....  $ 238.6     298.1         218.3

* Excludes non-accrual and restructured loans.

Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under SFAS 114 and 118. Impaired loans as defined by SFAS 114 and 118 exclude certain consumer loans, residen-tial real estate loans and lease financing classified as non-accrual. The allowance for credit losses related to impaired loans at March 31, 1995 and December 31, 1994 was $21.8 million and $31.6 million, respectively. Impaired loans of$10.0 million and $4.6 million were not subject to a related allowance for credit loss at March 31, 1995 and December 31, 1994, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The average balances of impaired loans for the quarters ended March 31, 1995 and 1994 were $89.5 million and $148.0 million, respectively.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. Interest income of $0.4 million and $0.5 million was recognized on impaired loans for the quarters ended March 31, 1995 and 1994, respectively.

The effects of total non-accrual and restructured loans on interest income for the quarters ended March 31 were:




In millions                                 1995    1994

Interest
  As originally contracted ...........    $  4.5     3.7
  As recognized ......................      (0.4)   (0.5)
    Reduction of interest income .....    $  4.1     3.2


6.  Long-term Debt

During the first quarter of 1995, the corporation issued $850 million in medium-term notes bearing fixed rates ranging from 7.65 percent to 8.67 percent, which mature from December 1996 to March 2005, and $50 million in medium-term notes bearing interest at three month LIBOR plus eight basis points maturing in January 1998. Also during the first three months of 1995, Norwest Financial, Inc. issued $450 million in senior notes bearing fixed interest rates ranging from 7.25 percent to 8.375 percent maturing from January 2000 to February 2002. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank of $327.0 million primarily bearing interest at one month LIBOR minus two basis points maturing from March 1996 to January 2000, and $100.0 million at 7.70 percent maturing January 1998.

7. Stockholders' Equity

Preferred Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. The table below is a summary of the corporation's preferred stock at March 31, 1995 and December 31, 1994. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's
1994 Annual Report on Form 10-K.




In millions, except share amounts

                                                           Annual
                                                         Dividend
                              Shares Outstanding          Rate at          Amount Outstanding
                              March 31,  December 31,   March 31,         March 31,  December 31,
                                   1995          1994        1995              1995          1994



10.24% Cumulative,
  $100 stated value           1,127,125     1,127,125       10.24%            $112.7         112.7
Cumulative
  Tracking, $200
  stated value                  980,000       980,000        9.30%             196.0         196.0
Cumulative
  Convertible, Series B,
  $200 stated value           1,143,675     1,143,675        7.00%             228.7         228.7
ESOP Cumulative Convertible,
  $1,000 stated value            13,955        14,265        9.00%              14.0          14.3
1995 ESOP Cumulative
  Convertible, $1,000
  stated value                   52,747             -       10.00%              52.7             -
Less: Cumulative
  Tracking shares held by
  a subsidiary                  (25,000)     (125,000)                          (5.0)        (25.0)
                              3,292,502     3,140,065                          599.1         526.7
Unearned ESOP shares                                                           (69.2)        (14.7)
    Total preferred stock                                                     $529.9         512.0



On March 29, 1995 the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1995
ESOP Preferred Stock"). All shares of the 1995 ESOP Preferred Stock were issued to a trustee acting on behalf of the Norwest Corporation Savings-Investment Plan and Master Savings Trust (the "Plan"). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 10.00 percent.

Each share of ESOP Cumulative Convertible Preferred Stock and 1995 ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred
Stock) released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the first quarter of 1995, 10,863 shares of ESOP Preferred Stock were converted into 428,097 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred
Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designations of the ESOP Preferred Stock.

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

Preference Stock

At the annual meeting of stockholders held on April 25, 1995, the stockholders authorized a new class of capital stock consisting of a total of 4,000,000 shares of "Preference Stock." These shares of Preference Stock will have such powers, preferences and rights as determined by the corporation's Board of Directors, provided that each share of Preference Stock will not be entitled to more than one vote per share.

8. Segment Reporting

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. The corporation, primarily through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, trust services, securities brokerage, investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others where servicing rights have been retained. Consumer finance activities, provided through the corporation's Norwest Financial subsidiaries, include providing direct installment loans to individuals, purchasing of sales finance contracts, private label and lease accounts receivable financing, and other related products and services.

Selected financial information by business segment for the quarters ended March 31 is included in the following summary:


In millions                     1995      1994
Revenues:*
  Banking                  $ 1,150.8     922.7
  Mortgage banking             236.0     218.9
  Consumer finance             329.4     285.3
    Total                  $ 1,716.2   1,426.9
Organizational earnings:*
  Banking                  $   140.1     127.9
  Mortgage banking              21.1      10.8
  Consumer finance              55.6      51.8
    Total                  $   216.8     190.5
Total assets:
  Banking                  $50,264.0  44,183.5
  Mortgage banking           5,457.0   5,697.7
  Consumer finance           6,124.1   5,447.0
    Total                  $61,845.1  55,328.2

* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for the quarters ended March 31 is presented below:


In millions                   1995      1994

Origination fees            $ 19.9      27.1
Servicing fees                73.8      35.4
Net gains on sales
  of servicing rights         45.8       8.5
Net gains on sales of
  mortgages                    1.5      46.4
Other mortgage fee income     20.0      18.0
  Total mortgage banking
    non-interest income     $161.0     135.4



Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $100,265.0 million and $50,245.0 million at March 31, 1995 and 1994, respectively.

Changes in intangibles from purchased mortgage loan servicing rights for the quarters ended March 31 were:


In millions                   1995      1994

Balance at beginning
    of period               $550.3     185.2
  Purchases                  331.4      42.6
  Sales                      (27.8)     (7.0)
  Amortization               (16.7)    (10.6)
  Adjustments due to
    changes in prepayment
    assumptions               (0.3)     (0.1)
Balance at end of period    $836.9     210.1



10. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy.  Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. A key assumption in the information which follows is that rates remain constant at March 31, 1995 levels.  To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified
period of time from or to the seller or "writer" of the option.   As a
writer of options, the corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument.

For the three months ended March 31, 1995, the end-user derivative activities decreased interest income by $1.3 million and increased interest expense by $1.1 million, for a total reduction to net interest income of $2.4 million. For the same period in 1994, interest income was increased by $2.8 million and interest expense was reduced by $3.0 million, for a total benefit to net interest income of $5.8 million.

The following table presents the maturities and weighted average rates for end-user derivatives by type:



Dollars in millions
                                              Maturity
                                                                   There-
March 31, 1995               1995     1996   1997    1998    1999   after     Total



Swaps:
Generic receive fixed-
  Notional value          $     -      675    250     200     466     225     1,816
  Weighted avg.
    receive rate                -%    6.23   8.18    6.74    7.92    7.23      7.11
  Weighted avg. pay rate        -%    6.32   6.25    6.31    6.17    6.28      6.26

Generic pay fixed-
  Notional value          $     -       30      -       -       -     100       130
  Weighted avg.
    receive rate                -%    6.25      -       -       -    6.25      6.25
  Weighted avg. pay rate        -%    6.27      -       -       -    5.69      5.82

Basis -
  Notional value          $     -      200      -      29       -       -       229
  Weighted avg.
    receive rate                -%     6.31     -    3.47       -       -      5.96
  Weighted avg. pay rate        -%     6.16     -    5.01       -       -      6.01

Interest rate caps and
  floors (1):
  Notional value          $     -       16      -     327     400       -       743

Security options  (1):
  Notional value          $   695        -      -       -       -       -       695

    Total notional value  $   695      921    250     556     866     325     3,613

    Total weighted avg.
    rates on swaps:
      Receive rate              -%    6.24   8.18    6.33    7.92    6.93      6.94

      Pay rate                  -%    6.28   6.25    6.15    6.17    6.09      6.21


(1) Average rates are not meaningful for interest rate caps and floors or security options.

Note: Weighted average variable rates are based on the actual rates as of March 31, 1995.

Activity in the notional amounts of end-user derivatives for the three months ended March 31, 1995 is summarized as follows:


In millions            December 31,              Amortizations                  March 31,
                               1994  Additions  and Maturities     Terminations      1995

Swaps:

  Generic receive fixed    $  1,025        791              -                -      1,816

  Generic pay fixed             130          -              -                -        130

  Basis                         229          -              -                -        229

    Total swaps               1,384        791              -                -      2,175


Interest rate caps
  and floors                    751          -             (8)               -        743

Security options                  -        695              -                -        695

Total                         $  2,135      1,486             (8)               -   3,613

Deferred gains and losses on closed end-user derivatives were not material at March 31, 1995 and December 31, 1994.


The following table provides the gross gains and gross losses not yet recognized in the income statements for open end-user derivatives applicable to certain hedged assets and liabilities:


In millions
                                            Balance Sheet Category
                                        Interest-        Other   Long-
                           Investment     bearing   Short-term    term
March 31, 1995             Securities    Deposits   Borrowings    Debt    Other*   Total

Swaps:

  Pay variable
    Unrealized gains       $        -           -            -    29.9       7.4    37.3
    Unrealized (losses)             -        (5.4)        (4.0)   (9.5)        -   (18.9)

    Pay variable net                -        (5.4)        (4.0)   20.4       7.4    18.4

  Pay fixed
    Unrealized gains                -         9.8            -       -         -     9.8

  Basis
    Unrealized gains              1.9           -            -       -         -     1.9
    Unrealized (losses)             -           -            -    (0.1)             (0.1)

    Basis net                     1.9           -            -    (0.1)        -     1.8

  Total unrealized gains          1.9         9.8            -    29.9       7.4    49.0
  Total unrealized (losses)         -        (5.4)        (4.0)   (9.6)        -   (19.0)

    Total net              $      1.9         4.4         (4.0)   20.3       7.4    30.0

Interest rate caps and floors:

  Unrealized gains         $        -           -            -     0.2       7.1     7.3
  Unrealized (losses)            (0.3)          -         (0.1)      -         -    (0.4)

    Total net              $     (0.3)          -         (0.1)    0.2       7.1     6.9

Security options:

  Unrealized gains         $      2.7           -            -       -         -     2.7

  Grand total
    unrealized gains       $      4.6         9.8            -    30.1      14.5    59.0
  Grand total
    unrealized (losses)          (0.3)       (5.4)        (4.1)   (9.6)        -   (19.4)

  Grand total net          $      4.3         4.4         (4.1)   20.5      14.5    39.6

*Includes $7.1 million in gains on floors hedging mortgage servicing rights and $7.4 million in gains on swaps hedging the Cumulative Tracking Preferred
 Stock.




As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At March 31, 1995, the corporation had forward contracts totaling $6.3 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

During the first quarter of 1995, the corporation entered into futures contracts of $1.0 billion notional value, as part of its trading account portfolio, which are valued at market with any gains or losses recognized currently.


11. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On March 31, 1995, the corporation completed its acquisition of the $15 billion servicing portfolio of BarclaysAmerican/Mortgage Corporation for cash. On March 13, 1995, the corporation acquired Directors Mortgage Loan Corporation in Riverside, California, and issued 10,545,778 common shares. On February
28, 1995, the corporation acquired Parker Bankshares, Inc., a bank holding company located in Parker, Colorado, with total assets of $59 million, and issued 394,995 common shares. On February 12, 1995, the corporation acquired Independent Bancorp of Arizona, Inc., a $1.6 billion bank holding company headquartered in Phoenix, Arizona, for cash of $159.7 million. On January 6, 1995, the corporation acquired
American Republic Bancshares, Inc., a $222 million bank holding company located in Belen, New Mexico, and issued 1,206,546 common shares. On January 5, 1995, the corporation completed its acquisition of Ken-Caryl Investment Company, a bank holding company headquartered in Littleton, Colorado, with total assets of $29 million, and issued 149,774 common shares.

The acquisitions of Parker Bankshares, Inc. and Directors Mortgage Loan Corporation were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. The acquisitions of Ken-Caryl Investment Company, American Republic Bancshares, Inc., and Independent Bancorp of Arizona, Inc., were accounted for using the purchase method.

As of March 31, 1995, the corporation had 13 other pending acquisitions with total assets of approximately $2.7 billion and it is anticipated that cash of $616.6 million and approximately 6.8 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during the second and third quarters of 1995 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1994 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $216.8 million for the quarter ended March 31, 1995, a 13.8 percent increase over the $190.5 million earned in the first quarter of 1994. Net income per common share was 66 cents, compared with 59 cents in the first quarter of 1994, an increase of 11.9 percent. Return on realized common equity was 22.2 percent and return on assets was 1.46 percent for the first quarter of 1995, compared with 21.5 percent and 1.45 percent, respectively, in the first quarter of 1994.


ORGANIZATIONAL EARNINGS*

The earnings of the corporation's major entities appear below for the quarters ended March 31.


In millions                                     1995    1994

Banking                                      $ 140.1   127.9
Mortgage banking                                21.1    10.8
Norwest Financial Services, Inc.
  and subsidiaries                              55.6    51.8
Net income                                   $ 216.8   190.5

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

Banking

The Banking Group reported first quarter 1995 earnings of $140.1 million, a 9.6 percent increase over the first quarter 1994 earnings of $127.9 million. Increased earnings in the first quarter of 1995 reflected a 22.8 percent growth in tax-equivalent net interest income and increases in fee-based revenues, partially offset by a $12.9 million increase in the provision for credit losses and $35.2 million of investment securities losses recorded in the quarter.


Mortgage Banking

Mortgage banking operations earned $21.1 million in the current quarter compared with $10.8 million in the first quarter of 1994. Combined gains on sales of mortgages and servicing rights in the first quarter of 1995 amounted to $47.3 million, compared with $54.9 million in the same quarter last year. The servicing portfolio increased $50.0 billion from the first quarter of 1994 and $28.8 billion from year-end 1994, and at March 31, 1995 totaled $100.3 billion with a weighted average mortgage interest rate of 7.76 percent. Approximately $29.3 billion of servicing was added in the first quarter of 1995 principally as a result of the acquisitions of Directors Mortgage Loan Corporation and the servicing portfolio of BarclaysAmerican/Mortgage

Corporation.   Capitalized servicing intangibles totaled $945 million or
94 basis points of the $100.3 billion servicing portfolio.


Norwest Financial Services, Inc. and subsidiaries ("Norwest Financial")

Norwest Financial reported earnings of $55.6 million in the first quarter of 1995, compared with $51.8 million in the first quarter of 1994, an increase of 7.3 percent. Norwest Financial's net interest income increased 9.8 percent as average finance receivables grew 15.4 percent from the first quarter of 1994. Norwest Financial's net interest margin narrowed 80 basis points from the first quarter of last year, reflecting higher funding costs.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $752.0 million in the first quarter of 1995, compared with $657.2 million in the first quarter of 1994, an increase of 14.4 percent. The improvement from the first quarter of 1994 was primarily due to a 12.9 percent growth in average earning assets, partially offset by increases in funding costs and a change in funding mix due to increases in long-term debt. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.49 percent for the first quarter of 1995, unchanged from the first quarter of 1994. The following table summarizes changes in tax-equivalent net interest income between the first quarter of 1995 and the first and fourth quarters of 1994. In addition, see page 30 for additional information with respect to average balances and tax-equivalent yields and rates.

Changes in Tax-Equivalent Net Interest Income*


In millions                                         1Q 95     1Q 95
                                                     over      over
                                                    1Q 94     4Q 94
Increase (decrease) due to:
  Change in earning asset volume ................  $ 94.8      45.2
  Change in volume of interest-free funds .......    (9.0)     (6.4)
  Change in net return from
   Interest-free funds ..........................    32.9      10.6
   Interest-bearing funds .......................    (3.0)    (23.8)
  Change in earning asset mix ...................     4.2      (7.4)
  Change in funding mix .........................   (25.1)     (8.1)
Change in tax-equivalent net interest income ....  $ 94.8      10.1



* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.

Trading Revenues

Interest income derived from trading account securities was $3.3 million and $8.4 million for the quarter ended March 31, 1995 and 1994, respectively. Non-interest trading revenues were $6.4 million for the first quarter 1995, compared with trading losses of $8.4 million for the same period in 1994. The trading revenues were derived from the following activities:


                                            For Quarter Ended March 31,
In millions                          1995                              1994
                                    Non-                              Non-
                       Interest     interest             Interest     interest
                         Income     Income     Total       Income     Income     Total


Securities:
  U.S. Treasury
    and agencies        $  1.5             -     1.5          3.9            -     3.9
  State and
    municipal              0.2             -     0.2          0.3            -     0.3
  Mortgage-backed          0.3             -     0.3          0.6            -     0.6
  Other                    0.3             -     0.3          0.1            -     0.1
                           2.3             -     2.3          4.9            -     4.9

Derivatives:
  Swaps and other
    interest rate
    contracts              1.0           2.6     3.6          3.5         (8.0)   (4.5)
  Options                    -           4.3     4.3            -          2.9     2.9
  Futures                    -          (0.1)   (0.1)           -          1.1     1.1

Losses on securities         -          (2.2)   (2.2)           -         (5.8)   (5.8)
Foreign exchange
  trading                    -           1.8     1.8            -          1.4     1.4
Total                   $  3.3           6.4     9.7          8.4         (8.4)      -




Provision for Credit Losses

The corporation provided $55.3 million for credit losses in the first quarter of 1995, compared with $36.3 million in the same period a year ago. Net credit losses totaled $48.0 million and $43.2 million for the quarters ended March 31, 1995 and 1994, respectively. As a percentage of average loans and leases, net credit losses were 0.59 percent in the first quarter of 1995, compared with
0.61 percent in the same period a year ago.


Non-interest Income

Consolidated non-interest income was $428.2 million in the first quarter of 1995, a decrease of $5.9 million from first quarter of 1994. Net investment securities losses of $35.2 million were recorded in the first quarter of 1995 compared with net gains of $36.5 million in the first quarter of 1994. The first quarter 1995 securities losses were taken to provide an opportunity to reinvest at higher yields. The reduction in non-interest income due to the first quarter of 1995 securities losses was partially offset by growth in all fee-based businesses and trading account gains. Excluding gains (losses) on investment securities and investment securities available for sale and venture capital gains, non-interest income increased 17.1 percent from the first quarter of 1994.


Mortgage banking revenues were $161.0 million for the first quarter of 1995, an increase of 18.9 percent over the same period in 1994. The growth in mortgage banking revenues principally reflects increased servicing fees resulting from growth in the corporation's servicing portfolio. See Note 9 to the unaudited consolidated financial statements for the first quarter of 1995 for a detailed analysis of mortgage banking revenues for the quarters ended March 31, 1995 and 1994.


Net venture capital gains were $21.6 million in the first quarter, essentially flat compared with the same period a year ago. Sales of venture capital securities generally relate to holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. At March 31, 1995, net unrealized appreciation in the venture capital investment portfolio was $118.2 million.


Non-interest Expenses

Consolidated non-interest expenses were $792.6 million in the first quarter of 1995. These expenses increased 3.1 percent over the first quarter of 1994 primarily as a result of increased expenses due to acquisition growth. Salaries and benefits were essentially flat in the first quarter compared with a year ago as acquisition-related growth in the Banking Group was offset by reductions in mortgage banking operations.

CONSOLIDATED BALANCE SHEET ANALYSIS

At March 31, 1995, earning assets were $55.5 billion, an increase of 4.2 percent from $53.3 billion at December 31, 1994. This increase was primarily due to a 4.3 percent increase in total investment securities and a 4.0 percent increase in net loans.

At March 31, 1995, interest-bearing liabilities totaled $46.3 billion, a 4.9 percent increase from $44.2 billion at December 31, 1994. The increase is primarily due to increases in interest-bearing deposits and long-term debt, partially offset by a decrease in short-term borrowings. See Note 6 to the unaudited consolidated financial statements for the first quarter 1995 for a detailed discussion of long-term debt issued during 1995.


Credit Quality

Loans and leases as of the end of each of the last five quarters were as follows:

In millions                       1995                1994
                                First    Fourth   Third    Second   First
                                Quarter  Quarter  Quarter  Quarter  Quarter

Commercial, financial and
  industrial ................   $ 7,846    7,434    7,090    6,952    6,984
Agricultural ................       890      956      967      959      869
Real estate
   Secured by 1-4 family
    residential properties ..     9,716    8,959    8,689    8,521    8,256
   Secured by development
    properties ..............     1,541    1,514    1,713    1,767    1,686
   Secured by construction
    and land development ....       623      568      588      596      590
   Secured by owner-
    occupied properties .....     2,147    2,076    1,713    1,632    1,755
Consumer ....................     8,022    7,923    7,537    7,157    6,769
Credit card and check credit.     2,838    2,893    2,577    2,429    2,227
Lease financing .............       764      765      689      670      672
Foreign .....................       629      616      618      571      539
    Total loans and leases ..    35,016   33,704   32,181   31,254   30,347
    Unearned discount .......    (1,139)  (1,128)  (1,106)  (1,081)  (1,060)
      Total loans and leases,
       net of unearned
       discount .............   $33,877   32,576   31,075   30,173   29,287

At March 31, 1995, the allowance for credit losses totaled $812.5 million, or
2.40 percent of loans and leases outstanding. Comparable amounts were $793.2 million, or 2.71 percent, at March 31, 1994, and $789.9 million, or 2.42 percent, at December 31, 1994. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 340.5 percent at March 31, 1995, compared with 266.1 percent at March 31, 1994 and
361.8 percent at December 31, 1994.

Although it is impossible for any lender to predict future credit losses with complete accuracy, management monitors the allowance for credit losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. The corporation maintains the allowance for credit losses as a general allowance available to cover future credit losses within the entire loan and lease portfolio and other credit-related risks. However, management has prepared an allocation of the allowance based on its views of risk characteristics of the portfolio. This allocation of the allowance for credit losses does not represent the total amount available for actual future credit losses in any single category nor does it prohibit future credit losses from being absorbed by portions of the allowance allocated to other categories or by the unallocated portion. The allocation of the allowance for credit losses to major categories of loans at March
31, 1995 and December 31, 1994 was:

                                   March 31,         December 31,
                                        1995                 1994

Commercial ......................   $ 163.6                151.9
Consumer ........................     211.5                209.0
Real estate .....................     161.5                163.5
Foreign .........................      20.0                 20.0
Unallocated .....................     255.9                245.5
   Total ........................   $ 812.5                789.9


Non-performing assets and 90-day past due loans and leases totaled $238.6 million, or 0.39 percent of total assets, at March 31, 1995, compared with $298.1 million, or 0.54 percent, at March 31, 1994, and $218.3 million, or 0.37 percent, at December 31, 1994. The decrease from March 31, 1994, primarily reflects a $17.2 million decrease in commercial non-accrual loans, a $12.6 million decrease in real estate non-accrual loans, a $13.0 million decrease in construction and development non-accrual loans and a $23.2 million decrease in other real estate owned. The increase from December 31, 1994, is primarily the result of a $17.4 million increase in 90-day past due loans and leases.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's Banking Group operates in 15 states, largely in the Midwest and Rocky Mountain regions of the country. In general, the economy in both of these regions continues to remain strong, though growth is slowing as a result of last year's hikes in interest rates. Distribution of average loans by region during the first quarter of 1995 was approximately 58 percent in the North Central Midwest, 13 percent in the South Central Midwest and 29 percent in the Rocky Mountain/Southwest region.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to Norwest Card Services, 43 percent of the credit card portfolio is within the 15-state Norwest banking region. Approximately 54 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Oklahoma. No one state accounts for more than 10 percent of the total credit card portfolio.

Norwest Mortgage operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 46 states, all 10 Canadian provinces and internationally. The general strength of the consumer sector of the national economy and the extent of the geographic diversification exercised by Norwest Mortgage and Norwest Financial help to mitigate the credit risk in their loan portfolios.

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


Capital Ratios

The corporation's Tier 1 capital ratio was 9.74 percent at March 31, 1995, and its total capital to risk-based assets ratio was 12.01 percent, compared with 9.89 percent and 12.23 percent, respectively, at December 31, 1994.
The corporation's leverage ratio was 6.72 percent at March 31, 1995, compared with 6.94 percent at December 31, 1994. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio. The corporation's dividend payout ratio was 31.8 percent for the first quarter of 1995 compared with 31.4 percent for the first quarter of 1994.

Norwest Corporation And Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                               Quarter Ended March 31
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Assets
Money market investments      $   973  $   13.9   5.78%   $   500    $  5.3    4.28%
Trading account securities        141       3.4   9.75        371       8.6    9.36
Investment securities
  U.S. Treasury & federal
    agencies                       27       0.3   4.49         23       0.5    9.75
  State, municipal and
    housing tax-exempt            701      18.3  10.44        636      17.7   11.10
  Other                           568       6.4   4.52        322       4.5    5.59
    Total                       1,296      25.0   7.72        981      22.7    9.26

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies                    1,055      18.2   6.89      1,984      25.8    5.34
  State, municipal and
    housing tax-exempt            108       2.0   7.21         90       1.8    8.22
  Mortgage-backed              12,403     234.8   7.33      8,837     137.5    6.35
  Other                           423       7.1   8.42        504       4.9    4.58
    Total                      13,989     262.1   7.32     11,415     170.0    6.12

Student loans available
 for sale                       2,153      45.5   8.57      1,517      24.1    6.45
Mortgages held for sale         2,824      57.2   8.11      4,622      68.1    5.89
Loans and leases
  (net of unearned discount)
  Commercial                    9,903     225.9   9.24      9,095     164.4    7.32
  Real estate                  12,566     284.1   9.05     11,182     235.7    8.43
  Consumer                     10,750     379.2  14.22      8,624     301.2   14.07
    Total loans and leases     33,219     889.2  10.78     28,901     701.3    9.77
  Allowance for credit losses    (809)                       (808)
    Net loans and leases       32,410                      28,093

    Total earning assets
    (before the allowance for
    credit losses)             54,595   1,296.3   9.49     48,307   1,000.1    8.37

Cash and due from banks         3,074                       2,985
Other assets                    3,553                       2,740
  Total assets                $60,413                     $53,224

(Continued on page 31)


Norwest Corporation And Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 30)

                                               Quarter Ended March 31
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Interest-Bearing Liabilities

Noninterest-bearing deposits  $ 8,921    $    -      -%   $ 8,783    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts      4,795      25.2   2.13      4,484      19.7    1.79
  Money market accounts        10,398      80.3   3.13     10,541      54.6    2.10
  Savings certificates         10,273     130.0   5.13      9,958     113.1    4.61
  Certificates of deposit
    and other time              1,548      20.8   5.46      1,636      16.7    4.13
  Foreign time                    753      10.8   5.81        151       1.0    2.76

    Total interest-bearing
      deposits                 27,767     267.1   3.90     26,770     205.1    3.11
Federal funds purchased &
  repurchase agreements         3,834      54.9   5.81      1,930      15.2    3.20
Short-term borrowings           3,782      57.9   6.21      3,515      29.8    3.43
Long-term debt                 10,081     164.4   6.52      6,633      92.8    5.60

    Total interest-bearing
      liabilities              45,464     544.3   4.84     38,848     342.9    3.57


Other liabilities               1,957                       1,655
Preferred stock                   532                         348
Common stockholders' equity     3,539                       3,590
    Total liabilities and
      stockholders' equity    $60,413                     $53,224

  Net interest income
    (tax-equivalent basis)              $752.0                       $657.2

  Yield spread                                    4.65                         4.80

  Net interest margin                             5.49                         5.49

  Interest-bearing liabilities
    to earning assets                            83.28                        80.42

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

     Exhibit
     No.                      Exhibit

     4. Certificate of Designations of powers, preferences and rights relating to the corporation's 1995 ESOP Cumulative Convertible Preferred Stock
             Copies of instruments with respect to long-term debt
              will be furnished to the Commission upon request. 10(a). Directors' Formula Stock Award Plan (as amended
              February 28, 1995)
     10(b). Amendment effective January 1, 1995 to agreement dated March 11, 1991, between the corporation and Richard M. Kovacevich
     10(c).  Amendment effective January 1, 1995 to agreement dated
              March 18, 1991, between the corporation and Richard M. Kovacevich
     11.     Computation of Earnings Per Share
     12(a). Computation of Ratio of Earnings to Fixed Charges 12(b). Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividends

     Stockholders may obtain a copy of any Exhibit, none of which are contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated January 9, 1995, filing the Certificate of Designations of powers, preferences, and rights relating to the corporation's Cumulative Tracking Preferred Stock.

     The corporation filed a Current Report on Form 8-K, dated January 27, 1995, reporting consolidated operating results of the corporation for the year ended December 31, 1994.

     The corporation filed a Current Report on Form 8-K, dated February 17, 1995, filing certain documents in connection with the corporation's offering of Medium-Term Notes, Series F.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


May 15, 1995                               By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)