Form 10-Q
period 1995-06-30
NORWEST CORP
filed 1995-08-14
CIK 72971

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549



				  FORM 10-Q



	  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934
	       For the quarterly period ended June 30, 1995

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

Common Stock, par value $1 2/3 per share,
outstanding at July 31, 1995                   325,291,043 shares

		       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

								       Page
1.  Consolidated Balance Sheets -
       June 30, 1995 and December 31, 1994 .........................     3

2.  Consolidated Statements of Income -
       Quarters and Six Months Ended June 30, 1995 and 1994.........     4

3.  Consolidated Statements of Cash Flows -
       Six Months Ended June 30, 1995 and 1994 .....................     6

4.  Consolidated Statements of Stockholders' Equity -
       Six Months Ended June 30, 1995 and 1994 .....................     8

5.  Notes to Unaudited Consolidated Financial Statements ...........    10





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                         June  30,    December 31,
                                                        1995            1994
ASSETS
Cash and due from banks ......................     $ 3,273.4         3,431.2
Interest-bearing deposits with banks .........          26.3            41.1
Federal funds sold and resale agreements .....         562.0           552.0
    Total cash and cash equivalents ..........       3,861.7         4,024.3
Trading account securities ...................         210.5           172.3
Investment securities (fair value
  $1,512.8 in 1995 and $1,268.7 in 1994) .....       1,453.9         1,235.1
Investment securities available for sale .....       1,960.5         1,427.6
Mortgage-backed securities available for
  sale .......................................      12,047.4        12,174.2
    Total investment securities ..............      15,461.8        14,836.9
Student loans available for sale .............       1,930.2         2,031.4
Mortgages held for sale ......................       4,938.2         3,115.3
Loans and leases .............................      37,812.1        33,703.6
Unearned discount ............................      (1,535.3)       (1,127.6)
Allowance for credit losses ..................        (854.6)         (789.9)
    Net loans and leases .....................      35,422.2        31,786.1
Premises and equipment, net ..................       1,023.7           955.2
Interest receivable and other assets .........       3,774.7         2,394.4
    Total assets .............................     $66,623.0        59,315.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................     $ 9,800.1         9,283.1
  Interest-bearing ...........................      28,389.4        27,140.9
    Total deposits ...........................      38,189.5        36,424.0
Short-term borrowings ........................       8,617.3         7,850.2
Accrued expenses and other liabilities .......       2,708.1         2,009.0
Long-term debt ...............................      12,382.1         9,186.3
    Total liabilities ........................      61,897.0        55,469.5
Preferred stock ..............................         588.6           526.7
Unearned ESOP shares .........................         (58.8)          (14.7)
    Total preferred stock ....................         529.8           512.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 338,450,558 and 323,084,474 shares
   in 1995 and 1994, respectively ............         564.1           538.5
Surplus ......................................         590.3           578.8
Retained earnings ............................       3,224.6         2,950.0
Net unrealized gains (losses)
  on securities available for sale ...........         178.1          (360.4)
Note receivable from ESOP ... ................         (13.3)          (13.3)
Treasury stock - 13,424,543 and 13,939,617
  common shares in 1995 and 1994, respectively.       (341.4)         (350.9)
Foreign currency translation .................          (6.2)           (8.3)
    Total common stockholders' equity ........       4,196.2         3,334.4
    Total stockholders' equity ...............       4,726.0         3,846.4
    Total liabilities and
      stockholders' equity ...................     $66,623.0        59,315.9

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts          Quarter Ended       Six Months Ended
                                                         June 30              June 30
                                                      1995       1994       1995      1994

INTEREST INCOME ON
Loans and leases ...............................  $  982.9      746.8    1,870.4   1,446.7
Investment securities ..........................      21.2       17.8       40.4      35.3
Investment securities available for sale .......      25.4       29.4       52.0      61.4
Mortgage-backed securities available for sale ..     226.6      174.6      461.4     312.0
Student loans available for sale ...............      47.5       26.1       93.0      50.2
Mortgages held for sale ........................      74.9       64.6      132.1     132.7
Money market investments .......................       6.1        6.9       20.0      12.3
Trading account securities .....................       4.5        7.6        7.8      16.0
    Total interest income ......................   1,389.1    1,073.8    2,677.1   2,066.6

INTEREST EXPENSE ON
Deposits .......................................     283.2      208.3      550.3     413.4
Short-term borrowings ..........................     115.6       68.6      228.4     113.6
Long-term debt .................................     192.1       99.6      356.5     192.4
    Total interest expense .....................     590.9      376.5    1,135.2     719.4
      Net interest income ......................     798.2      697.3    1,541.9   1,347.2
Provision for credit losses ....................      74.7       23.7      130.0      60.0
      Net interest income after
        provision for credit losses ............     723.5      673.6    1,411.9   1,287.2

NON-INTEREST INCOME
Trust ..........................................      53.3       50.5      109.8     102.4
Service charges on deposit accounts ............      65.1       58.7      126.6     116.1
Mortgage banking ...............................     129.1      139.8      258.5     275.2
Data processing ................................      17.0       15.5       31.8      30.7
Credit card ....................................      32.3       27.0       63.2      52.7
Insurance ......................................      76.1       70.1      127.1     112.1
Other fees and service charges .................      53.0       42.8      100.9      88.4
Net investment securities gains (losses)........       0.1       (0.2)       0.1      (0.7)
Net investment and mortgage-backed
 securities available for sale gains (losses)...      11.8      (43.3)     (23.4)     (6.3)
Net venture capital gains ......................       4.8       15.0       26.4      35.2
Other ..........................................       8.7       11.0       26.9      15.2
    Total non-interest income ..................     451.3      386.9      847.9     821.0

NON-INTEREST EXPENSES
Salaries and benefits ..........................     425.4      393.4      823.9     790.4
Net occupancy ..................................      60.4       52.4      120.1     108.4
Equipment rentals, depreciation
 and maintenance ...............................      65.7       56.9      129.3     110.2
Business development ...........................      38.1       49.3       81.6      89.0
Communication ..................................      53.4       45.5      103.9      89.9
Data processing ................................      35.9       26.4       66.0      54.2
FDIC assessment and regulatory examination fees.      22.9       22.3       45.3      44.1
Intangible asset amortization ..................      26.7       17.8       45.1      37.3
Other ..........................................      97.4       95.0      171.7     204.6
    Total non-interest expenses ................     825.9      759.0    1,586.9   1,528.1
INCOME BEFORE INCOME TAXES .....................     348.9      301.5      672.9     580.1
Income tax expense .............................     114.6       99.5      221.8     187.6
NET INCOME .....................................  $  234.3      202.0      451.1     392.5

(Continued on page 5)


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued from page 4)


In millions, except per common share amounts         Quarter Ended        Six Months Ended
                                                        June 30               June 30
                                                    1995      1994        1995      1994


Average Common and Common Equivalent Shares ....    327.5     319.2       321.0     316.1
PER COMMON SHARE
 Net Income
  Primary ...................................... $   0.68      0.61        1.34      1.20
  Fully diluted ................................     0.67      0.60        1.32      1.18
 Dividends .....................................    0.210     0.185       0.420     0.370

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                 Six Months Ended
                                                                 June 30
                                                            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................... $   451.1       392.5
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Provision for credit losses ......................     130.0        60.0
    Depreciation and amortization ....................     124.5       112.4
    Gains on other real estate owned, net ............      (3.6)       (6.9)
    Gains on sales of premises and equipment..........      (0.3)          -
    (Gains) losses on sales of mortgages held
      for sale .......................................       3.6       (62.3)
    (Gains) losses on sales of investment securities..      (0.1)        0.7
    Gains on sales of investment,
      mortgage-backed and venture capital
      securities available for sale ..................      (3.0)      (28.9)
    Gains on sales of student loans
      available for sale .............................     (10.7)       (5.7)
    Release of preferred shares to ESOP ..............      20.9        10.3
    Trading account securities (gains) losses.........      (9.2)       17.3
    Purchases of trading account securities .......... (45,656.9)  (29,019.8)
    Proceeds from sales of trading account
      securities .....................................  45,518.8    29,076.0
    Originations of mortgages held for sale .......... (12,884.7)  (13,990.5)
    Proceeds from sales of mortgages held for sale ...  11,207.9    16,296.5
    Originations of student loans available for sale .    (394.7)     (369.3)
    Proceeds from sales of student loans
     available for sale ..............................     510.6       555.4
    Deferred income taxes ............................      20.6        29.0
    Interest receivable ..............................    (157.8)      (22.1)
    Interest payable .................................      76.9       (21.2)
    Other assets, net ................................    (650.2)     (155.9)
    Other accrued expenses and liabilities, net ......     128.8        15.3
      Net cash flows from (used for)
       operating activities ..........................  (1,577.5)    2,882.8

(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued from page 6)

In millions                                                Six Months Ended
                                                               June 30
                                                            1995       1994
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of:
    Investment securities ...........................       45.2      765.5
    Investment and mortgage-backed
      securities available for sale .................      569.7    1,777.7
  Proceeds from sales and calls of:
    Investment securities ...........................       75.2       15.4
    Investment and mortgage-backed
      securities available for sale .................    3,098.7    1,270.1
  Purchases of:
    Investment securities ...........................     (160.8)    (418.3)
    Investment and mortgage-backed
      securities available for sale .................   (2,104.5)  (5,372.7)
  Net increase in banking
   subsidiaries' loans and leases....................   (1,237.4)    (542.7)
  Principal collected on non-bank
   subsidiaries' loans and leases ...................    2,642.1    2,347.4
  Non-bank subsidiaries' loans and
   leases originated ................................   (2,797.8)  (2,579.3)
  Purchases of premises and equipment ...............     (105.0)    (117.6)
  Proceeds from sales of premises and equipment .....        5.8       10.7
  Proceeds from sales of other real estate owned ....       15.7       39.0
  Purchases of subsidiaries, net of cash
   and cash equivalents acquired ....................      (94.9)      83.3
  Divestiture of branches, net of cash and
   cash equivalents paid ............................       (4.1)     (55.1)
    Net cash flows used for investing activities.....      (52.1)  (2,776.6)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .....................................     (807.1)  (2,299.3)
  Short-term borrowings, net ........................     (662.7)   1,773.2
  Long-term debt borrowings .........................    3,372.2    1,351.3
  Repayments of long-term debt ......................     (203.5)  (1,041.6)
  Issuances of common stock .........................       34.8       32.6
  Repurchases of common stock .......................     (131.9)    (199.3)
  Sale of preferred stock held by subsidiary ........       20.0          -
  Repurchases of preferred stock ....................          -       (8.3)
  Net decrease in notes receivable from ESOP ........          -        2.7
  Dividends paid ....................................     (154.8)    (131.1)
    Net cash flows from (used for)
     financing activities ...........................    1,467.0     (519.8)
    Net decrease in cash and cash equivalents........     (162.6)    (413.6)

CASH AND CASH EQUIVALENTS
  Beginning of period ...............................    4,024.3    3,608.0
  End of period .....................................  $ 3,861.7    3,194.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                         Unearned                              Securities        Notes                   Foreign
except for               Preferred    ESOP  Common   Sur-   Retained     Available   Receivable   Treasury       Currency
shares                       Stock  Shares   Stock   plus   Earnings      for Sale    from ESOP      Stock    Translation     Total


Balance,
 December 31, 1993       $   380.0       -   515.4   503.3    2,433.3             -       (16.3)     (51.5)         (3.3)   3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994                 -       -       -       -          -         313.4           -          -             -      313.4
Net income                       -       -       -       -      392.5             -           -          -             -      392.5
Dividends on
  Common stock                   -       -       -       -     (117.0)            -           -          -             -     (117.0)
  Preferred stock                -       -       -       -      (14.1)            -           -          -             -      (14.1)
Conversion of 1,209,345
  preferred shares to
  2,903,443 common shares    (36.0)      -     4.4     25.2         -             -           -        6.4             -          -
Repurchase of 192,220
  preferred shares            (8.3)      -       -       -          -             -           -          -             -       (8.3)
Issuance of 40,900
  preferred shares
  to ESOP                     40.9   (42.1)      -     1.2          -             -           -          -             -          -
Release of preferred
  shares to ESOP                 -    10.6       -    (0.3)         -             -           -          -             -       10.3
Issuance of 1,604,448
 common shares                   -       -     0.1     3.5      (10.9)            -           -       42.5             -       35.2
Issuance of 11,162,981
 common shares for
 acquisitions                    -       -    18.6    40.3       58.5             -           -          -             -      117.4
Repurchase of 7,512,400
 common shares                   -       -       -       -          -             -           -     (199.3)            -     (199.3)
Change in net unrealized
  gains (losses) on securities
  available for sale             -       -       -       -          -        (453.6)          -          -             -     (453.6)
Cash payments received
 on notes receivable
 from ESOP                       -       -       -       -          -             -         2.7          -             -        2.7
Foreign currency
 translation                     -       -       -       -          -             -           -          -          (3.5)      (3.5)
Balance,
 June 30, 1994           $   376.6   (31.5)  538.5   573.2    2,742.3        (140.2)      (13.6)    (201.9)         (6.8)   3,836.6



(Continued on page 9)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 8)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                         Unearned                              Securities         Note                  Foreign
except for               Preferred    ESOP   Common   Sur-  Retained     Available   Receivable   Treasury      Currency
shares                       Stock  Shares    Stock   plus  Earnings      for Sale    from ESOP      Stock   Translation     Total


Balance,
 December 31, 1994       $   526.7   (14.7)  538.5   578.8   2,950.0        (360.4)       (13.3)    (350.9)         (8.3)   3,846.4

Net income                       -       -       -       -     451.1             -            -          -             -      451.1
Dividends on
  Common stock                   -       -       -       -    (133.9)            -            -          -             -     (133.9)
  Preferred stock                -       -       -       -     (20.9)            -            -          -             -      (20.9)

Conversion of 23,699
  preferred shares to
  808,089 common shares      (21.4)      -       -    (1.2)     (0.1)            -            -       22.7             -          -
Sale of 100,000 preferred
  shares held by
  subsidiary                  20.0       -       -       -         -             -            -          -             -       20.0
Issuance of 63,300
  preferred shares to
  ESOP                        63.3   (65.8)      -     2.5         -             -            -          -             -          -
Release of preferred
  shares to ESOP                 -    21.7       -    (0.8)        -             -            -          -             -       20.9
Issuance of 1,813,771
 common shares                   -       -       -    24.3     (35.4)            -            -       50.6             -       39.5
Issuance of 17,930,967
  common shares for
  acquisitions                   -       -    25.6   (13.3)     13.8          (0.3)           -       68.1             -       93.9
Repurchase of 4,671,669
 common shares                   -       -       -       -         -             -            -     (131.9)            -     (131.9)
Change in net unrealized
  gains (losses) on
  securities available
  for sale                       -       -       -       -         -         538.8            -          -             -      538.8
Foreign currency
  translation                    -       -       -       -         -             -            -          -           2.1        2.1
Balance,
 June 30, 1995           $   588.6   (58.8)  564.1   590.3   3,224.6         178.1        (13.3)    (341.4)         (6.2)   4,726.0

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies

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

During the second quarter of 1995, the corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122), effective January 1, 1995. Accordingly, the corporation recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the corporation stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics including loan type, note rate, and age of the mortgage loan. The corporation's financial statements for the quarter ended March 31, 1995 have been restated to reflect the adoption of SFAS 122. See Note 9 for a discussion of mortgage banking activities.


2.  Consolidated Statements of Cash Flows

Cash paid for interest and income taxes for the six months ended June 30 was:

    In millions
					1995      1994
    Interest                        $1,058.4      740.6
    Income taxes                       203.5       88.4

During the first six months of 1995 and 1994, $12.7 million and $27.6 million, respectively, of loans were transferred to other real estate owned. During the six months ended June 30, 1995 and 1994, the corporation issued 4,080,734 shares and 340,669 shares of common stock, respectively, in connection with acquisitions accounted for using the purchase method.

On March 28, 1995, the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock in the stated amount of $63.3 million at a premium of $2.5 million; a corresponding charge of $65.8 million was recorded to unearned ESOP shares. On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the stated amount of $40.9 million at a premium of $1.2 million; a corresponding charge of $42.1 million was recorded to unearned ESOP shares (see Note 7).
Preferred stock in the amount of $20.9 million and $10.3 million was released to the ESOP during the six months ended June 30, 1995 and 1994, respectively.

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


3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at June 30, 1995 and December 31, 1994 were:

In millions                                          June 30, 1995
						     Gross      Gross
				       Amortized  Unrealized  Unrealized      Fair
					  Cost       Gains      Losses        Value

Held for investment:
 U.S. Treasury and federal agencies .. $    27.4          -           -         27.4
 State, municipal and housing -
  tax exempt .........................     727.0        28.4        (4.4)      751.0
 Other ...............................     699.5        43.5        (8.6)      734.4
    Total investment securities
     held for investment ............. $ 1,453.9        71.9       (13.0)    1,512.8

Available for sale:
 U.S. Treasury and federal agencies .. $ 1,098.1        19.7        (4.7)    1,113.1
 State, municipal and housing -
  tax exempt .........................     129.9         1.1        (1.1)      129.9
 Other ...............................     532.2       191.4        (6.1)      717.5
    Total investment securities
     available for sale ..............   1,760.2       212.2       (11.9)    1,960.5
 Mortgage-backed securities:
  Federal agencies ...................  11,816.2       170.0       (93.0)   11,893.2
  Collateralized mortgage
   obligations .......................     153.2         2.6        (1.6)      154.2
    Total mortgage-backed securities
     available for sale ..............  11,969.4       172.6       (94.6)   12,047.4

    Total investment and
     mortgage-backed securities
     available for sale .............. $13,729.6       384.8      (106.5)   14,007.9


In millions                                           December 31, 1994
						      Gross       Gross
					Amortized  Unrealized  Unrealized    Fair
					   Cost       Gains      Losses      Value


Held for investment:
 U.S. Treasury and federal agencies ..  $    27.4          -            -      27.4
 State, municipal and housing -
   tax exempt ........................      712.2       17.1        (16.5)    712.8
 Other ...............................      495.5       39.6         (6.6)    528.5
    Total investment securities
     held for investment .............  $ 1,235.1       56.7        (23.1)  1,268.7

Available for sale:
 U.S. Treasury and federal agencies ..  $   932.4        6.3        (15.4)    923.3
 State, municipal and housing -
   tax exempt ........................      107.1        0.3         (3.9)    103.5
 Other ...............................      321.2       97.0        (17.4)    400.8
    Total investment securities
     available for sale ..............    1,360.7      103.6        (36.7)  1,427.6
 Mortgage-backed securities:
  Federal agencies ...................   12,635.2       19.1       (642.4) 12,011.9
  Collateralized mortgage
   obligations .......................      165.8        0.5         (4.0)    162.3
    Total mortgage-backed securities
     available for sale ..............   12,801.0       19.6       (646.4) 12,174.2

    Total investment and
     mortgage-backed securities
     available for sale ..............  $14,161.7      123.2       (683.1) 13,601.8


Interest income on investment and mortgage-backed securities for the quarters and six months ended June 30 were:


                                               Quarter           Six Months
In millions                                  1995     1994      1995     1994


Held for investment:
 U.S. Treasury and federal agencies .     $   0.4      0.2       0.7      0.7
 State, municipal and housing -
   tax exempt .......................        12.0     12.8      24.5     25.2
 Other ..............................         8.8      4.8      15.2      9.4
    Total investment securities
     held for investment ............     $  21.2     17.8      40.4     35.3


Available for sale:
 U.S. Treasury and federal agencies .     $  16.1     23.1      34.3     48.9
 State, municipal and housing -
   tax exempt .......................         1.6      1.3       3.0      2.6
 Other ..............................         7.7      5.0      14.7      9.9
    Total investment securities
     available for sale .............     $  25.4     29.4      52.0     61.4
 Mortgage-backed securities:
  Federal agencies ..................     $ 226.3    172.4     455.3    307.8
  Collateralized mortgage
   obligations ......................         0.3      2.2       6.1      4.2
    Total mortgage-backed securities
     available for sale .............     $ 226.6    174.6     461.4    312.0



Certain investment securities with a total amortized cost of $19.7 million and $40.2 million for the three and six months ended June 30, 1995, respectively, and $39.1 million and $49.5 million for the three and six months ended June 30, 1994, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity.
The sales and calls of investment securities resulted in a $0.1 million gain for the quarter and six months ended June 30, 1995. Sales and calls of investment securities resulted in net losses of $0.2 million and $0.7 million for the quarter and six months ended June 30, 1994, respectively.

4.  Loans and Leases

The carrying values of loans and leases at June 30, 1995 and December 31, 1994 were:

In millions                                      June 30,    December 31,
						     1995            1994

Commercial ...............................     $  9,128.0         8,390.4
Construction and land development ........          689.3           568.1
Real estate ..............................       14,020.4        12,548.8
Consumer .................................       12,354.5        10,815.9
Lease financing ..........................          790.1           764.5
Foreign
  Consumer ...............................          681.8           486.1
  Commercial .............................          148.0           129.8
    Total loans and leases ...............       37,812.1        33,703.6
Unearned discount ........................       (1,535.3)       (1,127.6)
  Loans and leases, net of
    unearned discount ....................     $ 36,276.8        32,576.0

Changes in the allowance for credit losses for the quarters and six months ended June 30 were:
                                                   Quarter         Six Months
In millions                                     1995    1994     1995    1994

Balance at beginning of period ............  $ 812.5   793.2    789.9   789.2
  Allowance related to assets
   acquired, net ..........................     41.8     6.9     57.1    17.8
  Provision for credit losses .............     74.7    23.7    130.0    60.0
  Credit losses ...........................   (100.4)  (68.9)  (180.9) (143.6)
  Recoveries ..............................     26.0    35.5     58.5    67.0
    Net credit losses .....................    (74.4)  (33.4)  (122.4)  (76.6)
Balance at end of period ..................  $ 854.6   790.4    854.6   790.4

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at June 30, 1995 and 1994 and December 31, 1994 were:

In millions                                      June 30,      December 31,
					      1995      1994          1994

Impaired loans
  Non-accrual ...........................  $  70.9     108.8          96.8
  Restructured ..........................      1.9       2.0           1.8
    Total impaired loans ................     72.8     110.8          98.6
Other non-accrual loans and leases.......     49.9      34.8          31.7
  Total non-accrual and
   restructured loans and leases.........    122.7     145.6         130.3
Other real estate owned .................     32.2      55.1          29.6
  Total non-performing assets ...........    154.9     200.7         159.9
Loans and leases past due
  90 days or more* ......................     92.4      68.2          58.4
  Total non-performing assets and
   90-day past due loans and leases .....  $ 247.3     268.9         218.3

* Excludes non-accrual and restructured loans.

Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under SFAS 114 and 118. Impaired loans as defined by SFAS 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. The allowance for credit losses related to impaired loans at June 30, 1995 and December 31, 1994 was $33.0 million and $31.6 million, respectively. Impaired loans of $6.0 million and $4.6 million were not subject to a related allowance for credit loss at June 30, 1995 and December 31, 1994, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The average balances of impaired loans for the six months ended June 30, 1995 and 1994 were $86.7 million and $137.7 million, respectively.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. Interest income of $1.1 million and $1.5 million was recognized on impaired loans for the quarter and six months ended June 30, 1995, respectively, and $0.7 million and $1.2 million was recognized for the comparable periods of 1994.

The effects of total non-accrual and restructured loans on interest income for the quarters and six months ended June 30 were:


					      Quarter          Six Months
In millions                                 1995    1994       1995   1994

Interest
  As originally contracted ...........    $  4.4     8.1     $  8.9   11.8
  As recognized ......................      (1.1)   (0.7)      (1.5)  (1.2)
    Reduction of interest income .....    $  3.3     7.4     $  7.4   10.6


6.  Long-term Debt

During the first six months of 1995, the corporation issued $1,750 million in medium-term notes bearing fixed rates ranging from 6.50 percent to 8.67 percent, which mature from December 1996 to June 2005, and $50 million in medium-term notes bearing interest at three-month LIBOR plus eight basis points maturing in January 1998. Also during the first six months of 1995, Norwest Financial, Inc. issued $779.4 million in senior notes bearing fixed interest rates ranging from 6.75 percent to 8.375 percent maturing from April 1997 to June 2005. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank of $574 million bearing interest at one-month LIBOR minus eight basis points to one-month LIBOR minus two basis points maturing from March 1996 to January 2000, $25 million at three-month LIBOR maturing September 1996, and $202 million at fixed interest rates from 5.70 percent to 8.38 percent maturing from June 1997 to December 2014.

7. Stockholders' Equity

Preferred Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value. The table below is a summary of the corporation's preferred stock at June 30, 1995 and December 31, 1994. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's 1994 Annual Report on Form 10-K.





In millions, except share amounts

                                                               Annual
                                                             Dividend
                              Shares Outstanding              Rate at         Amount Outstanding
                               June 30,  December 31,        June 30,          June 30,  December 31,
                                   1995          1994            1995              1995          1994


10.24% Cumulative,
  $100 stated value           1,127,125     1,127,125          10.24%            $112.7         112.7
Cumulative
  Tracking, $200
  stated value                  980,000       980,000           9.30%             196.0         196.0
Cumulative
  Convertible, Series B,
  $200 stated value           1,140,875     1,143,675           7.00%             228.2         228.7
ESOP Cumulative Convertible,
  $1,000 stated value            13,647        14,265           9.00%              13.7          14.3
1995 ESOP Cumulative
  Convertible, $1,000
  stated value                   43,019             -          10.00%              43.0             -
Less: Cumulative
  Tracking shares held by
  a subsidiary                  (25,000)     (125,000)                             (5.0)        (25.0)
			      3,279,666     3,140,065                             588.6         526.7
Unearned ESOP shares                                                              (58.8)        (14.7)
    Total preferred stock                                                        $529.8         512.0



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

Each share of ESOP Cumulative Convertible Preferred Stock and 1995 ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the quarter and six months ended June 30, 1995, 10,036 and 20,899 shares of ESOP Preferred Stock, respectively, were converted into 349,078 and 777,175 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designations of the ESOP Preferred Stock.

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

On July 25, 1995, the corporation's board of directors approved the redemption of all of the outstanding shares of the Cumulative Convertible Preferred Stock, Series B and related depositary shares effective September 1, 1995. Each depositary share, which represents one-quarter of a share of the preferred stock, will be redeemed at a price of $52.10 plus accrued dividends.

Preference Stock

At the annual meeting of stockholders held on April 25, 1995, the stockholders authorized a new class of capital stock consisting of a total of 4,000,000 shares of "Preference Stock." The shares of Preference Stock will have such powers, preferences and rights as determined by the corporation's board of directors, provided that each share of Preference Stock will not be entitled to more than one vote per share.


8. Segment Reporting

The corporation's operations include three primary business segments:
banking, mortgage banking and consumer finance. The corporation, primarily through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, trust services, securities brokerage, investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others where servicing rights have been retained. Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) provides consumer finance services, including direct installment loans to individuals, purchase of sales finance contracts, private label and lease accounts receivable financing, and other related products and services.

Selected financial information by business segment for the quarters and six months ended June 30 is included in the following summary:



                                    Quarter               Six  Months
In millions                     1995      1994          1995       1994
Revenues:*
  Banking                  $ 1,213.7     938.3     $ 2,372.5    1,861.0
  Mortgage banking             247.2     223.0         443.6      441.9
  Norwest Financial            379.5     299.4         708.9      584.7
    Total                  $ 1,840.4   1,460.7     $ 3,525.0    2,887.6
Organizational earnings:*
  Banking                  $   146.9     136.2     $   287.0  $   264.1
  Mortgage banking              26.4      11.5          47.5       22.3
  Norwest Financial             61.0      54.3         116.6      106.1
    Total                  $   234.3     202.0     $   451.1  $   392.5
Total assets:
  Banking                  $50,837.1  44,918.4
  Mortgage banking           7,960.0   5,261.3
  Norwest Financial          7,825.9   5,577.1
    Total                  $66,623.0  55,756.8

* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.




9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for the quarters and six months ended June 30 is presented below:


                                  Quarter             Six Months
In millions                   1995      1994       1995       1994

Origination fees            $ 33.3      29.4       53.2       56.5
Servicing fees                53.7      43.0      102.1       78.4
Net gains on sales of
  servicing rights             8.6      28.7       54.4       37.2
Net gains (losses) on
  sales of mortgages           1.1      15.9       (3.6)      62.3
Other mortgage fee income     32.4      22.8       52.4       40.8
  Total mortgage banking
    non-interest income     $129.1     139.8      258.5      275.2




Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $100.5 billion and $59.3 billion at June 30, 1995 and 1994, respectively.

Changes in capitalized mortgage loan servicing rights for the quarters and six months ended June 30 were:


                                  Quarter             Six Months
In millions                   1995      1994       1995       1994

Balance at beginning
    of period               $862.1     210.1      550.3      185.2
  Originations                55.9         -       81.3          -
  Purchases                   62.1     158.3      393.5      200.9
  Sales                      (64.8)    (10.9)     (92.6)     (17.9)
  Amortization               (24.6)     (7.6)     (41.5)     (18.2)
  Other                       (0.2)     (0.1)      (0.5)      (0.2)
                             890.5     349.8      890.5      349.8
  Less valuation allowance   (48.7)       -       (48.7)        -
Balance at end of period    $841.8     349.8      841.8      349.8




The fair value of capitalized mortgage servicing rights at June 30, 1995 was approximately $919.0 million, calculated using discount rates ranging from 225 to 425 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the quarter and six months ended June 30, 1995 were:




In millions                                     Quarter    Six Months

Balance at beginning of period               $     24.2            -
 Provision for capitalized mortgage
  servicing rights in excess of fair value         24.5          48.7
Balance at end of period                     $     48.7          48.7



10. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. A key assumption in the information which follows is that rates remain constant at June 30, 1995 levels. To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or
to the seller or "writer" of the option.   As a writer of options, the
corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument.

For the six months ended June 30, 1995, the end-user derivative activities decreased interest income by $2.0 million and increased interest expense by $0.2 million, for a total reduction to net interest income of $2.2 million. For the same period in 1994, interest income was increased by $6.3 million and interest expense was reduced by $15.2 million, for a total benefit to net interest income of $21.5 million.

The following table presents the maturities and weighted average rates for end-user derivatives by type:




Dollars in millions

                                              Maturity
                                                                  There-
June 30, 1995               1995     1996   1997    1998    1999   after     Total


Swaps:
Generic receive fixed-
  Notional value          $   -       675    250     100     466     525     2,016
  Weighted avg.
    receive rate              - %    6.32   8.18    7.88    7.92    7.07      7.16
  Weighted avg. pay rate      - %    6.09   6.21    6.25    6.13    6.17      6.14

Generic pay fixed-
  Notional value          $   -        30     -       -       -      300       330
  Weighted avg.
    receive rate              - %    6.19     -       -       -     5.93      5.95
  Weighted avg. pay rate      - %    6.27     -       -       -     5.89      5.92

Basis -
  Notional value          $   -       200     -       29      -       -        229
  Weighted avg.
    receive rate              - %    6.04     -     3.47      -       -       5.91
  Weighted avg. pay rate      - %    6.10     -     5.01      -       -       5.77

Interest rate caps and
  floors (1):
  Notional value          $   -        16     -      377     400   1,000     1,793

Security options  (1):
  Notional value           1,535       -      -       -       -       -      1,535

    Total notional value  $1,535      921    250     506     866   1,825     5,903

    Total weighted avg.
    rates on swaps:
      Receive rate            - %    6.18   8.18    7.24    7.92    6.65      6.89

      Pay rate                - %    6.09   6.21    5.63    6.13    6.07      6.08



(1) Average rates are not meaningful for interest rate caps and floors or security options.

Note: Weighted average variable rates are based on the actual rates as of June 30, 1995.

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 1995 is summarized as follows:

In millions               December 31,             Amortizations                       June 30,
                                  1994  Additions  and Maturities     Terminations         1995

Swaps:

  Generic receive fixed       $  1,025      1,091             -              (100)        2,016

  Generic pay fixed                130        200             -                -            330

  Basis                            229         -              -                -            229

    Total swaps                  1,384      1,291             -              (100)        2,575


Interest rate caps
  and floors                       751      1,050             (8)              -          1,793

Security options                    -       2,778           (748)            (495)        1,535

Total                         $  2,135      5,119           (756)            (595)        5,903

Deferred gains and losses on closed end-user derivatives were not material at June 30, 1995 and
December 31, 1994.


The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:

In millions

                                            Balance Sheet Category
                                        Interest-        Other   Long-
                           Investment     bearing   Short-term    term
June 30, 1995              Securities    Deposits   Borrowings    Debt    Other*   Total


Swaps:

  Pay variable
    Unrealized gains       $      -             -           -     66.9      15.1    82.0
    Unrealized (losses)           -          (2.2)          -     (2.3)       -     (4.5)

    Pay variable net              -          (2.2)          -     64.6      15.1    77.5

  Pay fixed
    Unrealized gains              -           5.2           -       -        1.3     6.5
    Unrealized (losses)           -          (0.1)          -       -         -     (0.1)

    Pay fixed net                 -           5.1           -       -        1.3     6.4

  Basis
    Unrealized gains              1.1          -             -       -         -     1.1

  Total unrealized gains          1.1         5.2           -     66.9      16.4    89.6
  Total unrealized (losses)       -          (2.3)          -     (2.3)       -     (4.6)

    Total net              $      1.1         2.9           -     64.6      16.4    85.0

Interest rate caps and floors:

  Unrealized gains         $      -             -           -       -       16.1    16.1
  Unrealized (losses)             -          (0.3)        (0.1)   (0.2)     (1.1)   (1.7)

    Total net              $      -          (0.3)        (0.1)   (0.2)     15.0    14.4

Security options:

  Unrealized gains         $      1.9          -            -       -         -      1.9
  Unrealized (losses)            (2.4)         -            -       -         -     (2.4)

    Total net              $     (0.5)         -            -       -         -     (0.5)

  Grand total
    unrealized gains       $      3.0         5.2           -     66.9      32.5   107.6
  Grand total
    unrealized (losses)          (2.4)       (2.6)        (0.1)   (2.5)     (1.1)   (8.7)

  Grand total net          $      0.6         2.6         (0.1)   64.4      31.4    98.9


*Includes $16.1 million in gains and $1.1 million in losses on floors hedging mortgage servicing rights, $15.1 million in gains on swaps hedging the Cumulative Tracking Preferred Stock and $1.3 million in gains hedging leasing activity.





As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At June 30, 1995, the corporation had forward contracts totaling $10.4 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

During the first six months of 1995, the corporation entered into futures contracts of $1.4 billion notional value, as part of its trading account portfolio, which are valued at market with any gains or losses recognized currently.

During the first six months of 1995, the corporation entered into a series of interest rate floor contracts with an aggregate notional amount of $1.1 billion. The corporation utilizes these floors for hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when rates are below predetermined interest rate levels.


11. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

On June 1, 1995, the corporation completed acquisitions of three financial institutions. The corporation acquired United Texas Financial Corporation, a $296 million two-bank holding company based in Wichita Falls, Texas, and issued 1,515,851 common shares. The corporation also acquired First American National Bank, a $39 million bank located in Chandler, Arizona, through the issuance of 192,831 common shares, and First Tule Bancorp, Inc., a $61 million bank holding company in Tulia, Texas for cash of $8.25 million.

On May 10, 1995, the corporation acquired New Braunfels, Inc., a $43 million bank holding company in New Braunfels, Texas, for $7 million cash. The corporation completed its acquisition on May 4, 1995 of certain subsidiaries and net assets of ITT Financial Corporation's Island Finance business for $574 million cash. On May 1, 1995, the corporation acquired Goldenbanks of Colorado, Inc., a $361 million multi-bank holding company based in Golden, Colorado, and issued 2,716,629 common shares. On April 10, 1995 the corporation completed its acquisition of The First National Bank of Bay City, a $146 million bank in Bay City, Texas, and issued 932,642 common shares. On April 1, 1995, the corporation acquired Babbscha Company, a $53 million bank holding company in Fridley, Minnesota, and issued 275,921 common shares.

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

The acquisitions of Goldenbanks of Colorado, Inc., First American National Bank (Chandler, Arizona), Parker Bankshares, Inc., and Directors Mortgage Loan Corporation were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. Each of the other acquisitions above were accounted for using the purchase method.

At July 31, 1995, the corporation had twelve other pending acquisitions with total assets of approximately $4.5 billion and it is anticipated that cash of $278.2 million and approximately 25.7 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include AMFED Financial, Inc., a $1.6 billion thrift holding company in Nevada, which will become the corporation's 16th community banking state. The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of the first quarter of 1996 and are not individually significant to the financial statements of the corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1994 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $234.3 million for the quarter ended June 30, 1995, a 16.0 percent increase over the $202.0 million earned in the second quarter of 1994. Net income per common share was 68 cents, compared with 61 cents in the second quarter of 1994, an increase of 11.5 percent. Return on realized common equity was 22.6 percent and return on assets was
1.48 percent for the second quarter of 1995, compared with 21.7 percent and
1.48 percent, respectively, in the second quarter of 1994.

For the six months ended June 30, 1995, net income was $451.1 million, or $1.34 per common share, an increase of 14.9 percent and 11.7 percent, respectively, over the $392.5 million or $1.20 per common share earned in the first six months of 1994. Return on realized common equity was 22.4 percent and return on assets was 1.47 percent for the first six months of 1995, compared with 21.6 percent and 1.47 percent, respectively, for the same period a year ago.

The 1995 results discussed above include the impact of the corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS
122) as of the beginning of 1995. The financial statements for the quarter ended March 31, 1995 have been restated to reflect the adoption of SFAS 122.


ORGANIZATIONAL EARNINGS*

The earnings of the corporation's major entities appear below for the quarters and six months ended June 30.

						  Quarter         Six Months
In millions                                     1995    1994     1995     1994

Banking                                      $ 146.9   136.2    287.0    264.1
Mortgage banking                                26.4    11.5     47.5     22.3
Norwest Financial                               61.0    54.3    116.6    106.1
Net income                                   $ 234.3   202.0    451.1    392.5

* Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

Banking

The Banking group reported second quarter 1995 earnings of $146.9 million, an
8.0 percent increase over the second quarter 1994 earnings of $136.2 million. For the six months ended June 30, 1995, earnings increased 8.7 percent to $287.0 million compared with $264.1 million for the same period in 1994. The increased earnings in the first six months of 1995 reflected an 18.9 percent growth in tax-equivalent net interest income to $1,090.4 million, due to a
16.9 percent increase in average earning assets and a seven basis point increase in net interest margin. The Banking group's provision for credit losses for the six months ended June 30, 1995 increased $52.0 million to $59.8 million from a year earlier as average loans and leases rose $4.0 billion or
16.5 percent. Noninterest income rose $16.3 million to $460.0 million for the first half of 1995. The Banking group recorded securities losses of $23.4 million in the six months ended June 30, 1995, compared with securities losses of $5.0 million in the same period last year. Noninterest expenses of $1,061.1 million for the first half of 1995 were $100.1 million higher when compared with the first six months of 1994, reflecting increased expenses related to acquisitions.


Mortgage Banking

Mortgage banking operations earned $26.4 million in the current quarter compared with $11.5 million in the second quarter of 1994. For the first six months of 1995, mortgage banking operations earned $47.5 million compared with $22.3 million in the same period of 1994. Combined gains on sales of mortgages and servicing rights in the first half of 1995 amounted to $50.8 million compared with $99.5 million in the same period last year. See Note 9 to the unaudited consolidated financial statements for the second quarter of 1995 for a detailed analysis of mortgage banking revenues for the quarters and six months ended June 30, 1995 and 1994.

The growth in mortgage banking earnings reflects the continued growth in mortgage loan fundings and the servicing portfolio as well as the corporation's adoption of SFAS 122. Mortgage loan originations amounted to $7.7 billion during the quarter as compared with $6.7 billion in the comparable period in 1994 and totaled $12.3 billion for the first half of 1995. The servicing portfolio increased to $100.5 billion from $59.3 billion at June 30, 1994 and $71.5 billion at year-end 1994. The servicing portfolio, which currently carries a weighted average coupon of 7.51 percent, has grown in part due to acquisitions of Directors Mortgage Loan Corporation and the servicing portfolio of BarclaysAmerican/Mortgage Corporation in the first quarter of 1995.

Net capitalized mortgage servicing rights totaled $841.8 million at June 30, 1995. Under SFAS 122 the corporation recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchase transactions or through loan originations. SFAS 122 also requires that capitalized mortgage servicing rights be periodically evaluated for impairment based on a comparison of the carrying value of the servicing rights and their respective fair value. The fair value has been determined utilizing conservative assumptions for discount and prepayment rates. Total impairment of $24.5 million and $48.7 million was recognized for the quarter and six months ended June 30, 1995. These amounts consider unrealized gains on a series of floors used by the corporation as hedges in its management of the value of the mortgage servicing portfolio.


Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $61.0 million in the second quarter of 1995, compared with $54.3 million in the second quarter of 1994, an increase of 12.2 percent. Norwest Financial's net income of $116.6 million for the first six months of 1995 was up 9.8 percent from the first six months of 1994. The growth in year-to-date earnings reflected a 14.9 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 22.3 percent from the first half of 1994. The increase in net interest income and average receivables was due in part to the acquisition of ITT Financial Corporation's Island Finance business in May 1995.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $806.6 million in the second quarter of 1995, compared with $704.6 million in the second quarter of 1994, an increase of 14.5 percent. For the first six months of 1995, tax equivalent net interest income increased 14.5 percent from the same period in 1994 to $1,558.6 million. Growth in tax-equivalent net interest income over the second quarter of 1994 was a result of a 15.0 percent growth in average earning assets, partially offset by increases in funding costs and a change in funding mix due to increases in long-term debt. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.66 percent in the second quarter of 1995, compared with 5.65 percent in the second quarter of 1994. Net interest margin was 5.58 percent for the six months ended June 30, 1995, up slightly from 5.56 percent for the first half of 1994. The net interest margin for the second quarter of 1995 improved 17 basis points from the first quarter of this year primarily due to the Island Finance acquisition, on which higher margins are earned, and an improved earning asset mix. The following table summarizes changes in tax-equivalent net interest income between the quarters ended June 30 and March 31 and six months ended June 30.

Changes in Tax-Equivalent Net Interest Income*

In millions                                         2Q 95     2Q 95     6 Mos. 95
                                                     over      over        over
                                                    2Q 94     1Q 95     6 Mos. 94

Increase (decrease) due to:
  Change in earning asset volume ................  $100.4      29.1         195.2
  Change in volume of interest-free funds .......    (6.3)     (2.8)        (15.3)
  Change in net return from
   Interest-free funds ..........................    33.4       4.7          66.4
   Interest-bearing funds .......................   (17.9)     16.8         (22.2)
  Change in earning asset mix ...................    17.3      11.9          22.6
  Change in funding mix .........................   (24.9)     (5.1)        (49.9)
Change in tax-equivalent net interest income ....  $102.0      54.6         196.8


* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.

Trading Revenues

Interest income derived from trading account securities was $4.5 million and $7.6 million for the three months ended June 30, 1995 and 1994, respectively. Year-to-date tax-equivalent interest income was $7.8 million for the first half of 1995 compared with $16.0 million for the comparable period of 1994. Non-interest trading revenues were $(1.2) million and $9.2 million for the three and six months ended June 30, 1995, respectively. The comparable figures for 1994 were $(8.9) million for the second quarter and $(17.3) million for the first six months. The trading revenues were derived from the following activities:



                                         Three Months Ended June 30,
In millions                         1995                            1994
                                    Non-                             Non-
                      Interest    interest              Interest   interest
                        Income     Income     Total       Income    Income     Total

Securities:
  U.S. Treasury
    and agencies        $  1.6          -        1.6          3.0         -        3.0
  State and
    municipal              0.2          -        0.2          0.3         -        0.3
  Mortgage-backed          0.3          -        0.3          0.2         -        0.2
  Other                    0.5          -        0.5          0.3         -        0.3
                           2.6          -        2.6          3.8         -        3.8

Derivatives:
  Swaps and other
    interest rate
    contracts              1.9        0.5        2.4          3.8      (9.1)      (5.3)
  Options                    -       (4.5)      (4.5)           -       3.7        3.7
  Futures                    -       (1.2)      (1.2)           -       0.3        0.3

Gains (losses) on
  securities                 -        1.9        1.9            -      (5.2)      (5.2)
Foreign exchange
  trading                    -        2.1        2.1            -       1.4        1.4
Total                   $  4.5       (1.2)       3.3          7.6      (8.9)      (1.3)


                                            Six Months Ended June 30,
In millions                          1995                             1994
                                     Non-                             Non-
                       Interest    interest              Interest   interest
                         Income     Income     Total       Income    Income     Total

Securities:
  U.S. Treasury
    and agencies        $  3.1          -        3.1          6.9         -        6.9
  State and
    municipal              0.4          -        0.4          0.7         -        0.7
  Mortgage-backed          0.6          -        0.6          0.8         -        0.8
  Other                    0.8          -        0.8          0.3         -        0.3
                           4.9          -        4.9          8.7         -        8.7

Derivatives:
  Swaps and other
    interest rate
    contracts              2.9        3.1        6.0          7.3     (17.1)      (9.8)
  Options                    -       (0.2)      (0.2)           -       6.6        6.6
  Futures                    -       (1.3)      (1.3)           -       1.4        1.4

Gains (losses) on
  securities                 -        3.7        3.7            -     (11.0)     (11.0)
Foreign exchange
  trading                    -        3.9        3.9            -       2.8        2.8
Total                   $  7.8        9.2       17.0         16.0     (17.3)      (1.3)




Provision for Credit Losses

The corporation provided $74.7 million for credit losses in the second quarter of 1995, compared with $23.7 million in the same period a year ago. Net credit losses totaled $74.4 million and $33.4 million for the three months ended June 30, 1995 and 1994, respectively. As a percentage of average loans and leases, net credit losses were 0.84 percent in the second quarter of 1995, compared with 0.45 percent in the same period a year ago.

For the first six months of 1995, the provision for credit losses totaled $130.0 million, compared with $60.0 million in the first six months of 1994. Net credit losses were $122.4 million, or 0.72 percent of average loans and leases, for the six months ended June 30, 1995, compared with $76.6 million, or 0.53 percent, for the same period in 1994.



Non-interest Income

Consolidated non-interest income was $451.3 million in the second quarter of 1995, an increase of $64.4 million, or 16.6 percent, from the second quarter of 1994. Net investment securities gains of $11.9 million were recorded in the second quarter of 1995 compared with net losses of $43.5 million in the second quarter of 1994. For the six months of 1995, non-interest income was up $26.9 million, an increase of 3.3 percent over 1994. The increase was primarily due to increased fee income and insurance revenues, partially offset by higher levels of investment securities losses and lower venture capital gains.

Excluding gains (losses) on investment securities and investment securities available for sale and venture capital gains, non-interest income increased
4.6 percent from the second quarter of 1994 and 6.6 percent from the first six months of 1994.

Mortgage banking revenues were $129.1 million for the second quarter of 1995, compared with $139.8 million for the same period in 1994. A decrease in gains from the sales of servicing rights was partially offset by increased servicing fees from growth in the corporation's servicing portfolio. For the six months ended June 30, 1995, mortgage banking revenues were $258.5 million compared with $275.2 million for the first half of 1994. A decrease in gains on sales of mortgages, due to lower market interest rates, was partially offset by higher servicing fees and gains on sales of mortgage servicing rights. Future sales of such rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for the second quarter of 1995 for a detailed analysis of mortgage banking revenues for the three and six months ended June 30, 1995 and 1994.

Net venture capital gains were $4.8 million for the three months and $26.4 million for the six months ended June 30, 1995, compared with $15.0 million and $35.2 million, respectively, for the same periods in 1994. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $138.8 million at June 30, 1995.


Non-interest Expenses

Consolidated non-interest expenses of $825.9 million increased 8.8 percent over the second quarter of 1994. For the six months ended June 30, 1995, non-interest expenses were up $58.8 million to $1,586.9 million, an increase of
3.8 percent over 1994. The quarterly and year-to-date results reflect increased expenses related to acquisitions.




CONSOLIDATED BALANCE SHEET ANALYSIS

At June 30, 1995, earning assets were $59.4 billion, an increase of 11.4 percent from $53.3 billion at December 31, 1994. This increase was primarily due to a 4.2 percent increase in total investment securities and an 11.4 percent increase in net loans. The increase in other assets from December 31, 1994 was principally due to goodwill and other intangibles from acquisitions, purchases of mortgage servicing rights and an increase in receivables associated with sales of investment securities.

At June 30, 1995, interest-bearing liabilities totaled $49.4 billion, an 11.8 percent increase from $44.2 billion at December 31, 1994. The increase is primarily due to increases in interest-bearing deposits and long-term debt. See Note 6 to the unaudited consolidated financial statements for the second quarter of 1995 for a detailed discussion of long-term debt issued during 1995.

Credit Quality

Loans and leases as of the end of each of the last five quarters were as follows:

In millions                             1995                     1994
                                   Second   First    Fourth   Third    Second
                                  Quarter  Quarter  Quarter  Quarter  Quarter

Commercial, financial and
  industrial ................     $ 8,179  $ 7,846    7,434    7,090    6,952
Agricultural ................         949      890      956      967      959
Real estate
   Secured by 1-4 family
    residential properties ..      10,166    9,716    8,959    8,689    8,521
   Secured by development
    properties ..............       1,607    1,541    1,514    1,713    1,767
   Secured by construction
    and land development ....         689      623      568      588      596
   Secured by owner-
    occupied properties .....       2,247    2,147    2,076    1,713    1,632
Consumer ....................       9,490    8,022    7,923    7,537    7,157
Credit card and check credit.       2,865    2,838    2,893    2,577    2,429
Lease financing .............         790      764      765      689      670
Foreign
   Consumer .................         682      494      486      486      456
   Commercial................         148      135      130      132      115
     Total loans and leases .      37,812   35,016   33,704   32,181   31,254
     Unearned discount ......      (1,535)  (1,139)  (1,128)  (1,106)  (1,081)
       Total loans and leases,
        net of unearned
        discount ............     $36,277   33,877   32,576   31,075   30,173

The increases in consumer and foreign loans from the first quarter of 1995 are primarily due to the acquisition of Island Finance.

At June 30, 1995, the allowance for credit losses totaled $854.6 million, or
2.36 percent of loans and leases outstanding. Comparable amounts were $790.4 million, or 2.62 percent, at June 30, 1994, and $789.9 million, or 2.42 percent, at December 31, 1994. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 345.7 percent at June 30, 1995, compared with 293.9 percent at June 30, 1994 and
361.8 percent at December 31, 1994.

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

The allocation of the allowance for credit losses to major categories of loans at June 30, 1995 and December 31, 1994 was:

                                   June 30,         December 31,
                                       1995                 1994

Commercial ......................   $ 157.7                151.9
Consumer ........................     244.9                209.0
Real estate .....................     161.0                163.5
Foreign .........................      27.0                 20.0
Unallocated .....................     264.0                245.5
   Total ........................   $ 854.6                789.9


Non-performing assets and 90-day past due loans and leases totaled $247.3 million, or 0.37 percent of total assets, at June 30, 1995, compared with $268.9 million, or 0.48 percent, at June 30, 1994, and $218.3 million, or 0.37 percent, at December 31, 1994. The decrease from June 30, 1994, primarily reflects a $16.0 million decrease in real estate non-accrual loans and a $23.0 million decrease in other real estate owned, partially offset by a $24.1 million increase in 90-day past due loans and leases. The increase from December 31, 1994 included a $34.0 million increase in 90-day past due loans and leases, partially offset by an $8.7 million decrease in real estate non-accrual loans.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's Banking group operates in 15 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. In general, the economy in these regions continues to remain strong, though growth is slowing as a result of prior year interest rate increases. Distribution of average loans by region during the first half of 1995 was approximately 57 percent in the North Central Midwest, 13 percent in the South Central Midwest and 30 percent in the Rocky Mountain/Southwest region.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to credit card receivables, approximately 45 percent of the portfolio is within the 15-state Norwest banking region. Approximately 56 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Texas. No one state accounts for more than 10 percent of the total credit card portfolio.

Mortgage banking operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 46 states, all 10 Canadian provinces, Puerto Rico, and elsewhere in the Caribbean and Central America. The general strength of the consumer sector of the national economy and the geographical diversification of Mortgage banking and Norwest Financial help to mitigate the credit risk in their loan portfolios.

Credit Ratings

The commercial paper/short-term debt of the corporation and Norwest Financial, Inc. are currently rated TBW-1 by Thomson BankWatch, P1 by Moody's, A1+ by Standard & Poor's, Duff-1+ by Duff & Phelps and F-1+ by Fitch Investors Services, Inc. The corporation's senior debt is currently rated AA+ by Thomson BankWatch, AA by Fitch Investors Services, Inc. and Duff & Phelps, AA-by Standard & Poor's and Aa3 by Moody's. Norwest Financial's senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.


Capital

The corporation's Tier 1 capital ratio was 8.04 percent at June 30, 1995, and its total capital to risk-based assets ratio was 10.18 percent, compared with
9.89 percent and 12.23 percent, respectively, at December 31, 1994. The corporation's leverage ratio was 5.85 percent at June 30, 1995, compared with
6.94 percent at December 31, 1994. These ratios compare favorably to the regulatory minimums of 4.0 percent for Tier 1, 8.0 percent for total capital to risk-based assets, and 3.0 percent for leverage ratio. The decrease in the capital ratios from year-end 1994 reflects intangibles arising from acquisitions completed in the first half of 1995, principally Island Finance.

On July 25, 1995, the corporation's board of directors approved the redemption of all of the outstanding shares of the Cumulative Convertible Preferred Stock, Series B, and related depositary shares effective September 1, 1995. Each depositary share, which represents one-quarter of a share of the preferred stock, may be converted into approximately 2.74 shares of common stock up until the call date; otherwise the depositary shares will be redeemed for $52.10 plus accrued dividends.

The corporation's dividend payout was 30.9 percent for the second quarter of 1995 compared with 30.3 percent for the second quarter of 1994. The board of directors also approved an increase in the corporation's quarterly common stock dividend to 24 cents per share from 21 cents. The dividend is payable on September 1, 1995, to common stockholders of record on August 4, 1995.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                              Quarter Ended June 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Assets
Money market investments      $   408  $    6.1   6.15%   $   562    $  6.9    5.01%
Trading account securities        165       4.6  11.27        267       7.8   11.66
Investment securities
  U.S. Treasury & federal
    agencies                       28       0.4   5.16         27       0.2    2.98
  State, municipal and
    housing tax-exempt            695      17.7  10.15        669      17.9   10.72
  Other                           661       8.8   5.33        434       4.8    4.48
    Total                       1,384      26.9   7.75      1,130      22.9    8.13

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies                      993      16.1   6.56      1,797      23.1    5.16
  State, municipal and
    housing tax-exempt            121       2.3   7.59         90       1.9    8.47
  Mortgage-backed              12,133     226.6   7.44     10,298     174.6    6.60
  Other                           662       7.7   6.23        333       5.0    7.63
    Total                      13,909     252.7   7.33     12,518     204.6    6.43

Student loans available
 for sale                       2,202      47.5   8.65      1,557      26.1    6.73
Mortgages held for sale         3,657      74.9   8.19      3,873      64.6    6.67
Loans and leases
  (net of unearned discount)
  Commercial                   10,654     246.0   9.26      9,290     183.1    7.90
  Real estate                  13,212     309.0   9.36     11,294     242.9    8.60
  Consumer                     11,578     429.8  14.87      9,236     322.2   13.98
    Total loans and leases     35,444     984.8  11.13     29,820     748.2   10.05
  Allowance for credit losses    (851)                       (805)
    Net loans and leases       34,593                      29,015

    Total earning assets
    (before the allowance for
    credit losses)             57,169   1,397.5   9.81     49,727   1,081.1    8.67

Cash and due from banks         3,155                       2,949
Other assets                    4,232                       2,860
  Total assets                $63,705                     $54,731

(Continued on page 35)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 34)

                                              Quarter Ended June 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits  $ 9,526    $    -      -%   $ 8,515    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts      4,879      24.8   2.04      4,679      20.5    1.76
  Money market accounts        10,562      84.6   3.21     10,663      58.1    2.19
  Savings certificates         10,771     144.2   5.37      9,825     109.8    4.48
  Certificates of deposit
    and other time              1,785      25.8   5.80      1,560      17.1    4.39
  Foreign time                    275       3.8   5.54        292       2.8    3.88

    Total interest-bearing
      deposits                 28,272     283.2   4.02     27,019     208.3    3.09
Federal funds purchased &
  repurchase agreements         3,345      49.5   5.94      3,229      32.0    3.97
Short-term borrowings           4,237      66.1   6.25      3,598      36.6    4.08
Long-term debt                 11,603     192.1   6.62      7,096      99.6    5.62

    Total interest-bearing
      liabilities              47,457     590.9   4.99     40,942     376.5    3.69


Other liabilities               2,145                       1,437
Preferred stock                   530                         341
Common stockholders' equity     4,047                       3,496
    Total liabilities and
      stockholders' equity    $63,705                     $54,731

  Net interest income
    (tax-equivalent basis)               $806.6                      $704.6

  Yield spread                                    4.82                         4.98

  Net interest margin                             5.66                         5.65

  Interest-bearing liabilities
    to earning assets                            83.01                        82.33



* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                             Six Months Ended June 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Assets
Money market investments      $   688  $   20.0   5.89%   $   531    $ 12.3    4.67%
Trading account securities        153       8.0  10.57        319      16.3   10.33
Investment securities
  U.S. Treasury & federal
    agencies                       28       0.7   4.83         25       0.7    6.04
  State, municipal and
    housing tax-exempt            698      36.0  10.30        652      35.6   10.90
  Other                           614      15.2   4.95        379       9.4    4.94
    Total                       1,340      51.9   7.73      1,056      45.7    8.65

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies                    1,024      34.3   6.73      1,890      48.9    5.25
  State, municipal and
    housing tax-exempt            115       4.4   7.41         90       3.7    8.34
  Mortgage-backed              12,267     461.4   7.39      9,572     312.0    6.48
  Other                           543      14.7   7.10        418       9.9    5.73
    Total                      13,949     514.8   7.33     11,970     374.5    6.28

Student loans available
 for sale                       2,178      93.0   8.61      1,537      50.2    6.59
Mortgages held for sale         3,243     132.1   8.15      4,245     132.7    6.25
Loans and leases
  (net of unearned discount)
  Commercial                   10,281     471.9   9.25      9,193     347.5    7.62
  Real estate                  12,891     593.1   9.20     11,238     478.6    8.52
  Consumer                     11,166     809.0  14.55      8,932     623.4   14.02
    Total loans and leases     34,338   1,874.0  10.96     29,363   1,449.5    9.91
  Allowance for credit losses    (831)                       (807)
    Net loans and leases       33,507                      28,556

    Total earning assets
    (before the allowance for
    credit losses)             55,889   2,693.8   9.65     49,021   2,081.2    8.52

Cash and due from banks         3,115                       2,967
Other assets                    3,895                       2,801
  Total assets                $62,068                     $53,982

(Continued on page 37)


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 36)

                                             Six Months Ended June 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*


Liabilities and Stockholders'
  Equity

Noninterest-bearing deposits  $ 9,225  $      -      -%   $ 8,649  $      -       -%

Interest-bearing deposits
  Savings and NOW accounts      4,837      49.9   2.08      4,582      40.3    1.77
  Money market accounts        10,481     165.0   3.17     10,602     112.6    2.14
  Savings certificates         10,524     274.2   5.25      9,891     222.9    4.54
  Certificates of deposit
    and other time              1,667      46.6   5.64      1,598      33.8    4.26
  Foreign time                    512      14.6   5.74        222       3.8    3.50

    Total interest-bearing
      deposits                 28,021     550.3   3.96     26,895     413.4    3.10
Federal funds purchased &
  repurchase agreements         3,588     104.4   5.87      2,583      47.2    3.69
Short-term borrowings           4,011     124.0   6.23      3,556      66.4    3.76
Long-term debt                 10,846     356.5   6.57      6,866     192.4    5.61

    Total interest-bearing
      liabilities              46,466   1,135.2   4.91     39,900     719.4    3.63


Other liabilities               2,052                       1,546
Preferred stock                   531                         345
Common stockholders' equity     3,794                       3,542
    Total liabilities and
      stockholders' equity    $62,068                     $53,982

  Net interest income
    (tax-equivalent basis)             $1,558.6                    $1,361.8

  Yield spread                                    4.74                         4.89

  Net interest margin                             5.58                         5.56

  Interest-bearing liabilities
    to earning assets                            83.14                        81.39


*Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The annual meeting of stockholders of the corporation was held on April 25, 1995. There were 311,274,079 shares of common stock outstanding and entitled to vote at said meeting; and a total 268,285,856 (86.19%) were present at the meeting in person or by proxy. The stockholders voted to approve an amendment to the corporation's Restated Certificate of Incorporation to authorize a new class of capital stock consisting of 4,000,000 shares of Preference Stock (211,586,741 for, 33,084,001 against, 2,918,408 abstained and 20,696,706 broker non-votes) and to ratify the appointment of KPMG Peat Marwick LLP to audit the books of the corporation for the year ending December 31, 1995 (266,066,794 for, 842,204 against, 1,376,858 abstained and no broker non-votes).

In addition, 14 nominees were elected directors of the corporation, as follows:

                                     Shares FOR      Shares WITHHELD

David A. Christensen                266,209,843            2,076,013
Gerald J. Ford                      265,440,400            2,845,456
Pierson M. Grieve                   266,028,574            2,257,282
Charles M. Harper                   266,086,381            2,199,475
William A. Hodder                   266,209,185            2,076,671
Lloyd P. Johnson                    265,573,111            2,712,745
Reatha Clark King                   266,148,119            2,137,737
Richard M. Kovacevich               265,803,142            2,482,714
Richard S. Levitt                   266,142,763            2,143,093
Richard D. McCormick                266,133,483            2,152,373
Cynthia H. Milligan                 265,295,627            2,990,229
Ian M. Rolland                      266,155,170            2,130,686
Stephen E. Watson                   266,211,589            2,074,267
Michael W. Wright                   266,151,499            2,134,357

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation
     S-K.

     Exhibit
     No.                      Exhibit                                  Page

     11.     Computation of Earnings Per Share                          41
     12(a).  Computation of Ratio of Earnings to Fixed Charges          43
     12(b).  Computation of Ratio of Earnings to Fixed Charges
       	      and Preferred Stock Dividends                             44


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated April 21, 1995, reporting consolidated operating results of the corporation for the quarter ended March 31, 1995.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


August 14, 1995                            By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)