Form 10-Q
period 1995-09-30
NORWEST CORP
filed 1995-11-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

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

Common Stock, par value $1 2/3 per share,
outstanding at October 31, 1995              353,053,457 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                       Page
1.  Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994......................    3

2.  Consolidated Statements of Income -
      Quarters and Nine Months Ended September 30, 1995 and 1994....    4

3.  Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994.................    5

4.  Consolidated Statements of Stockholders' Equity -
      Nine Months Ended September 30, 1995 and 1994.................    6

5.  Notes to Unaudited Consolidated Financial Statements............    8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                        September 30,    December 31,
                                                          1995            1994
ASSETS
Cash and due from banks .......................      $ 3,233.5         3,431.2
Interest-bearing deposits with banks ..........           21.1            41.1
Federal funds sold and resale agreements ......          251.4           552.0
    Total cash and cash equivalents ...........        3,506.0         4,024.3
Trading account securities ....................          248.3           172.3
Investment securities (fair value
  $1,523.3 in 1995 and $1,268.7 in 1994) .....         1,455.0         1,235.1
Investment and mortgage-backed securities
  available for sale..........................        16,212.3        13,601.8
    Total investment securities ..............        17,667.3        14,836.9
Student loans available for sale .............         2,281.1         2,031.4
Mortgages held for sale ......................         6,813.2         3,115.3
Loans and leases, net of unearned discount....        36,554.8        32,576.0
Allowance for credit losses ..................          (867.5)         (789.9)
    Net loans and leases .....................        35,687.3        31,786.1
Premises and equipment, net ..................         1,017.0           955.2
Interest receivable and other assets .........         4,191.7         2,394.4
    Total assets .............................       $71,411.9        59,315.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................       $10,040.5         9,283.1
  Interest-bearing ...........................        29,650.6        27,140.9
    Total deposits ...........................        39,691.1        36,424.0
Short-term borrowings ........................        11,279.5         7,850.2
Accrued expenses and other liabilities .......         2,814.9         2,009.0
Long-term debt ...............................        12,686.3         9,186.3
    Total liabilities ........................        66,471.8        55,469.5
Preferred stock ..............................           350.8           526.7
Unearned ESOP shares .........................           (48.8)          (14.7)
    Total preferred stock ....................           302.0           512.0
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 342,699,461 and 323,084,474 shares
   in 1995 and 1994, respectively .............          571.2           538.5
Surplus .......................................          667.0           578.8
Retained earnings .............................        3,276.1         2,950.0
Net unrealized gains (losses)
  on securities available for sale ............          238.7          (360.4)
Note receivable from ESOP .....................          (13.3)          (13.3)
Treasury stock -  4,768,328 and 13,939,617
  common shares in 1995 and 1994, respectively.          (97.7)         (350.9)
Foreign currency translation ..................           (3.9)           (8.3)
    Total common stockholders' equity .........        4,638.1         3,334.4
    Total stockholders' equity ................        4,940.1         3,846.4
    Total liabilities and
      stockholders' equity ....................      $71,411.9        59,315.9

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts          Quarter Ended      Nine Months Ended
                                                      September 30         September 30
                                                      1995       1994       1995      1994
INTEREST INCOME ON
Loans and leases ...............................  $1,028.4      789.9    2,898.8   2,236.6
Investment securities ..........................      21.3       18.6       61.7      53.9
Investment and mortgage-backed securities
 available for sale ............................     264.9      225.7      778.3     599.1
Student loans available for sale ...............      44.5       26.0      137.5      76.2
Mortgages held for sale ........................     107.9       62.2      240.0     194.9
Money market investments .......................       5.2        3.6       25.2      15.9
Trading account securities .....................       4.0        4.7       11.8      20.7
    Total interest income ......................   1,476.2    1,130.7    4,153.3   3,197.3

INTEREST EXPENSE ON
Deposits .......................................     296.3      214.6      846.6     628.0
Short-term borrowings ..........................     140.4       82.2      368.8     195.8
Long-term debt .................................     199.7      112.1      556.2     304.5
    Total interest expense .....................     636.4      408.9    1,771.6   1,128.3
      Net interest income ......................     839.8      721.8    2,381.7   2,069.0
Provision for credit losses ....................      86.5       41.6      216.5     101.6
      Net interest income after
        provision for credit losses ............     753.3      680.2    2,165.2   1,967.4

NON-INTEREST INCOME
Trust ..........................................      63.6       51.1      173.4     153.5
Service charges on deposit accounts ............      68.9       60.0      195.5     176.1
Mortgage banking ...............................     134.1      141.6      392.6     416.8
Data processing ................................      19.8       15.7       51.6      46.4
Credit card ....................................      34.0       29.9       97.2      82.6
Insurance ......................................      59.1       49.6      186.2     161.7
Other fees and service charges .................      63.5       45.0      164.4     133.4
Net investment securities gains ................       0.4        0.9        0.5       0.2
Net investment and mortgage-backed
 securities available for sale losses...........     (16.0)     (52.8)     (39.4)    (59.1)
Net venture capital gains ......................      37.9       16.2       64.3      51.4
Other ..........................................      24.1       22.2       51.0      37.4
    Total non-interest income ..................     489.4      379.4    1,337.3   1,200.4

NON-INTEREST EXPENSES
Salaries and benefits ..........................     455.7      389.9    1,279.6   1,180.3
Net occupancy ..................................      66.4       59.4      186.5     167.8
Equipment rentals, depreciation and maintenance.      68.6       60.2      197.9     170.4
Business development ...........................      39.7       50.6      121.3     139.6
Communication ..................................      56.1       44.7      160.0     134.6
Data processing ................................      36.8       26.7      102.8      80.9
FDIC assessment and regulatory examination fees.      26.4       21.5       71.7      65.6
Intangible asset amortization ..................      39.2       16.8       84.3      54.1
Other ..........................................      83.0       90.7      254.7     295.3
    Total non-interest expenses ................     871.9      760.5    2,458.8   2,288.6
INCOME BEFORE INCOME TAXES .....................     370.8      299.1    1,043.7     879.2
Income tax expense .............................     125.6       96.1      347.4     283.7
NET INCOME .....................................  $  245.2      203.0      696.3     595.5

Average Common and Common Equivalent Shares ....     331.8      317.3      324.7     316.5
PER COMMON SHARE
 Net Income
  Primary ......................................  $   0.70       0.62       2.04      1.82
  Fully diluted ................................      0.69       0.61       2.01      1.79
 Dividends .....................................     0.240      0.185      0.660     0.555

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                          Nine Months Ended
In millions                                                                  September 30
                                                                            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................$    696.3       595.5
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses ......................................     216.5       101.6
    Depreciation and amortization ....................................     202.1       184.6
    Gains on sales of loans, securities and other assets..............     (24.6)      (86.2)
    Release of preferred shares to ESOP...............................      30.5        18.4
    Purchases of trading account securities .......................... (66,235.7)  (43,544.4)
    Proceeds from sales of trading account securities ................  66,052.2    43,513.8
    Originations of mortgages held for sale .......................... (23,771.6)  (19,973.0)
    Proceeds from sales of mortgages held for sale ...................  20,201.2    22,882.4
    Originations of student loans available for sale .................    (830.7)     (660.9)
    Proceeds from sales of student loans available for sale ..........     582.2       446.6
    Deferred income taxes ............................................      (0.8)      (20.9)
    Interest receivable ..............................................    (111.3)      (31.1)
    Interest payable .................................................     107.1        (7.0)
    Other assets, net ................................................  (1,212.0)      (39.2)
    Other accrued expenses and liabilities, net ......................     583.2       326.2
      Net cash flows from (used for) operating activities ............  (3,515.4)    3,706.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities......     129.5       847.2
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale..............................   1,040.0     2,400.2
  Proceeds from sales and calls of investment securities .............      61.9        73.9
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale.....................................   3,590.2     2,658.6
  Purchases of investment securities .................................    (214.8)     (581.9)
  Purchases of investment and mortgage-backed securities available
    for sale..........................................................  (5,203.8)   (6,594.9)
  Banking subsidiaries' loans and leases, net.........................  (1,470.0)     (644.2)
  Originations of non-bank subsidiaries' loans and leases.............  (4,391.7)   (3,804.4)
  Principal collections on non-bank subsidiaries' loans and leases....   4,264.0     2,715.8
  Purchases of premises and equipment ................................    (156.4)     (203.6)
  Proceeds from sales of premises, equipment & other real estate owned      35.1        80.3
  Purchases of subsidiaries, net of cash and cash equivalents acquired     (85.0)       90.1
  Divestiture of branches, net of cash and cash equivalents paid......      (4.1)      (55.1)
    Net cash flows used for investing activities......................  (2,405.1)   (3,018.0)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net ......................................................     289.9    (2,354.9)
  Short-term borrowings, net .........................................   1,995.9     1,017.4
  Long-term debt borrowings ..........................................   4,543.2     2,454.4
  Repayments of long-term debt .......................................  (1,072.5)   (1,091.0)
  Issuances of common stock ..........................................      50.6        40.4
  Repurchases of common stock ........................................    (178.5)     (316.6)
  Sale of preferred stock held by subsidiary .........................      20.0           -
  Repurchases of preferred stock .....................................      (0.4)       (8.3)
  Net decrease in notes receivable from ESOP .........................         -         3.0
  Dividends paid .....................................................    (246.0)     (196.3)
    Net cash flows from (used for) financing activities ..............   5,402.2      (451.9)
    Net increase (decrease) in cash and cash equivalents .............    (518.3)      236.5

CASH AND CASH EQUIVALENTS
  Beginning of period ................................................   4,024.3     3,608.0
  End of period ......................................................$  3,506.0     3,844.5

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities        Notes                  Foreign
except for               Preferred      ESOP  Common    Sur-   Retained  Available   Receivable   Treasury      Currency
shares                       Stock    Shares   Stock    plus   Earnings   for Sale    from ESOP      Stock   Translation    Total

Balance,
 December 31, 1993       $   380.0         -   515.4   503.3    2,433.3          -       (16.3)     (51.5)          (3.3) 3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994                 -         -       -       -          -      313.4           -          -              -    313.4
Net income                       -         -       -       -      595.5          -           -          -              -    595.5
Dividends on
  Common stock                   -         -       -       -     (175.3)         -           -          -              -   (175.3)
  Preferred stock                -         -       -       -      (21.0)         -           -          -              -    (21.0)
Conversion of 1,222,074
  preferred shares to
  3,405,917 common shares    (48.7)        -     4.4    24.6          -          -           -       19.7              -        -
Repurchase of 192,220
 preferred shares             (8.3)        -       -       -          -          -           -          -               -     (8.3)
Issuance of 40,900
  preferred shares
  to ESOP                     40.9     (42.1)      -     1.2          -          -           -          -              -        -
Release of preferred
  shares to ESOP                 -      19.0       -    (0.6)         -          -           -          -              -     18.4
Issuance of 2,478,203
 common shares                   -         -     0.1    19.9      (36.3)         -           -       65.7              -     49.4
Issuance of 11,894,200
 common shares for
 acquisitions                    -         -    18.6    29.7       58.5          -           -       19.3              -    126.1
Repurchase of 12,071,500
 common shares                   -         -       -       -          -          -           -     (316.6)             -   (316.6)
Change in net unrealized
  gains (losses) on securities
  available for sale             -         -       -       -          -     (520.3)          -          -              -   (520.3)
Cash payments received
 on notes receivable
 from ESOP                       -         -       -       -          -          -         3.0          -              -      3.0
Foreign currency
 translation                     -         -       -       -          -          -           -          -           (0.9)    (0.9)
Balance,
 September 30, 1994      $   363.9     (23.1)  538.5   578.1    2,854.7     (206.9)      (13.3)    (263.4)          (4.2) 3,824.3



(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities         Note                 Foreign
except for               Preferred      ESOP   Common   Sur-   Retained  Available   Receivable   Treasury     Currency
shares                       Stock    Shares    Stock   plus   Earnings   for Sale    from ESOP      Stock  Translation      Total


Balance,
 December 31, 1994       $   526.7     (14.7)   538.5  578.8    2,950.0     (360.4)       (13.3)    (350.9)        (8.3)   3,846.4

Net income                       -         -        -      -      696.3          -            -          -            -      696.3
Dividends on
  Common stock                   -         -        -      -     (212.1)         -            -          -            -     (212.1)
  Preferred stock                -         -        -      -      (33.9)         -            -          -            -      (33.9)
Conversion of 1,174,197
  preferred shares to
  13,604,269 common shares  (258.8)        -      7.1   (7.8)      (4.6)         -            -      264.1            -          -
Repurchase of 1,784
  preferred shares            (0.4)        -        -      -          -          -            -          -            -       (0.4)
Sale of 100,000 preferred
  shares held by
  subsidiary                  20.0         -        -      -          -          -            -          -            -       20.0
Issuance of 63,300
  preferred shares to
  ESOP                        63.3     (65.8)       -    2.5          -          -            -          -            -          -
Release of preferred
  shares to ESOP                 -      31.7        -   (1.2)         -          -            -          -            -       30.5
Issuance of 2,594,010
 common shares                   -         -        -  119.1     (133.4)         -            -       72.3            -       58.0
Issuance of 18,900,556
  common shares for
  acquisitions                   -         -     25.6  (24.4)      13.8       (0.2)           -       95.3            -      110.1
Repurchase of 6,312,559
 common shares                   -         -        -      -          -          -            -     (178.5)           -     (178.5)
Change in net unrealized
  gains (losses) on
  securities available
  for sale                       -         -        -      -          -      599.3            -          -            -      599.3
Foreign currency
  translation                    -         -        -      -          -          -            -          -          4.4        4.4
Balance,
 September 30, 1995      $   350.8     (48.8)   571.2  667.0    3,276.1      238.7        (13.3)     (97.7)        (3.9)   4,940.1

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

During the second quarter of 1995, the corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122), effective January 1, 1995. Accordingly, the corporation recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated expected future cash flows. Based upon current fair values, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the corporation stratifies its portfolio of capitalized mortgage servicing rights on the basis of certain risk characteristics including loan type, note rate, and age of the mortgage loan. The corporation's financial statements for the quarter ended March 31, 1995 have been restated to reflect the adoption of SFAS 122. See Note 9 for a discussion of mortgage banking activities.


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, 1995 and 1994 include:

In millions                                             1995            1994

Interest                                            $1,664.5         1,135.4
Income taxes                                           442.5            89.8
Transfer of loans to other real estate owned            22.7            43.4

In conjunction with the acquisition of First United Bank Group, Inc.("First United"), $30.2 million of preferred stock of First United was converted into common stock of the corporation during the first quarter of 1994. See notes 7 and 11 for additional common and preferred stock transactions.

Mortgage-backed securities of $151.0 million, held for investment by First United, were transferred to available for sale in the first quarter of 1994. The transfer was made to comply with the corporation's investment and interest rate risk policies.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment and mortgage-backed securities at September 30, 1995 were:

In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Held for investment:
 U.S. Treasury and federal agencies .. $    27.4           -           -       27.4
 State, municipal and housing -
  tax exempt .........................     704.5        31.3        (3.2)     732.6
 Other ...............................     723.1        43.8        (3.6)     763.3
    Total investment securities
     held for investment ............. $ 1,455.0        75.1        (6.8)   1,523.3

Available for sale:
 U.S. Treasury and federal agencies .. $ 1,133.2        18.6        (4.5)   1,147.3
 State, municipal and housing -
  tax exempt .........................     128.5         1.3        (0.6)     129.2
 Other ...............................     555.3       210.6        (3.3)     762.6
    Total investment securities
     available for sale ..............   1,817.0       230.5        (8.4)   2,039.1
 Mortgage-backed securities:
  Federal agencies ...................  13,866.4       211.4       (64.3)  14,013.5
  Collateralized mortgage
   obligations .......................     158.4         2.8        (1.5)     159.7
    Total mortgage-backed securities
     available for sale ..............  14,024.8       214.2       (65.8)  14,173.2

    Total investment and
     mortgage-backed securities
     available for sale .............. $15,841.8       444.7       (74.2)  16,212.3



Interest income on investment and mortgage-backed securities for the quarters and nine months ended September 30 were:

                                                   Quarter           Nine Months
In millions                                      1995     1994      1995     1994

Held for investment:
 U.S. Treasury and federal agencies ..        $   0.3      0.2       1.0      0.9
 State, municipal and housing -
   tax exempt ........................           12.2     12.9      36.7     38.1
 Other ...............................            8.8      5.5      24.0     14.9
    Total investment securities
     held for investment .............        $  21.3     18.6      61.7     53.9

Available for sale:
 U.S. Treasury and federal agencies ..        $  19.1     26.0      53.4     74.9
 State, municipal and housing -
   tax exempt ........................            1.6      1.4       4.6      4.0
 Other ...............................           10.6      5.2      25.3     15.1
    Total investment securities
     available for sale ..............           31.3     32.6      83.3     94.0
 Mortgage-backed securities:
  Federal agencies ...................          231.0    191.0     686.3    498.8
  Collateralized mortgage
   obligations .......................            2.6      2.1       8.7      6.3
    Total mortgage-backed securities
     available for sale ..............          233.6    193.1     695.0    505.1
    Total investment and mortgage-backed
     securities available for sale....        $ 264.9    225.7     778.3    599.1

Certain investment securities with a total amortized cost of $21.2 million and $61.4 million for the three and nine months ended September 30, 1995, respectively, and $24.2 million and $73.7 million for the three and nine months ended September 30, 1994, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity.
The sales and calls of investment securities resulted in net gains of $0.4 million and $0.5 million for the quarter and nine months ended September 30, 1995, respectively, and $0.9 million and $0.2 million for the quarter and nine months ended September 30, 1994, respectively.


4.  Loans and Leases

The carrying values of loans and leases at September 30, 1995 and December 31, 1994 were:
                                            September 30,     December 31,
In millions                                         1995             1994

Commercial, financial and industrial......     $ 8,232.0          7,434.4
Agricultural..............................       1,010.2            956.0
Real estate
  Secured by 1-4 family residential
    properties............................       9,984.2          8,959.2
  Secured by development properties.......       1,630.8          1,513.8
  Secured by construction and land
    development...........................         724.0            568.1
  Secured by owner-occupied properties....       2,302.1          2,075.8
Consumer .................................      10,164.2          8,304.9
Credit card ..............................       2,470.0          2,511.0
Lease financing ..........................         798.9            764.5
Foreign
  Consumer ...............................         699.3            486.1
  Commercial .............................         129.8            129.8
    Total loans and leases ...............      38,145.5         33,703.6
Unearned discount ........................      (1,590.7)        (1,127.6)
  Total loans and leases, net of
    unearned discount.....................     $36,554.8         32,576.0

Changes in the allowance for credit losses for the quarters and nine months ended September 30 were:
                                                  Quarter         Nine Months
In millions                                     1995     1994     1995    1994

Balance at beginning of period ............  $ 854.6    790.4    789.9   789.2
  Allowance related to assets
   acquired, net ..........................     12.3      1.9     69.4    19.7
  Provision for credit losses .............     86.5     41.6    216.5   101.6
  Credit losses............................   (116.7)   (71.3)  (297.6) (214.9)
  Recoveries ..............................     30.8     27.3     89.3    94.3
    Net credit losses .....................    (85.9)   (44.0)  (208.3) (120.6)
Balance at end of period ..................  $ 867.5    789.9    867.5   789.9

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at September 30, 1995 and 1994 and December 31, 1994 were:

In millions                                    September 30,   December 31,
                                              1995      1994          1994
Impaired loans
  Non-accrual ...........................  $  76.9      95.8          96.8
  Restructured ..........................      2.5       2.2           1.8
    Total impaired loans ................     79.4      98.0          98.6
Other non-accrual loans and leases.......     54.0      32.6          31.7
  Total non-accrual and
   restructured loans and leases.........    133.4     130.6         130.3
Other real estate owned .................     35.3      44.2          29.6
  Total non-performing assets ...........    168.7     174.8         159.9
Loans and leases past due 90 days or more*    94.3      73.7          58.4
  Total non-performing assets and
   90-day past due loans and leases .....  $ 263.0     248.5         218.3

* Excludes non-accrual and restructured loans.

Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under SFAS 114 and 118. Impaired loans as defined by SFAS 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. The allowance for credit losses related to impaired loans at September 30, 1995 and December 31, 1994 was $32.7 million and $31.6 million, respectively. Impaired loans of $1.6 million and $4.6 million were not subject to a related allowance for credit losses at September 30, 1995 and December 31, 1994, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The average balances of impaired loans for the nine months ended September 30, 1995 and 1994 were $85.8 million and $128.3 million, respectively.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. Interest income of $1.1 million and $2.6 million was recognized on impaired loans for the quarter and nine months ended September 30, 1995, respectively, and $1.8 million and $3.0 million was recognized for the comparable periods of 1994.

The effects of total non-accrual and restructured loans on interest income for the quarters and nine months ended September 30 were:


                                              Quarter         Nine Months
In millions                                 1995    1994       1995   1994

Interest
  As originally contracted ...........    $  3.3     3.5     $ 12.2   15.3
  As recognized ......................      (1.1)   (1.8)      (2.6)  (3.0)
    Reduction of interest income .....    $  2.2     1.7     $  9.6   12.3

6.  Long-term Debt

During the first nine months of 1995, the corporation issued $1,950 million in medium-term notes bearing fixed rates ranging from 6.375 percent to 8.67 percent, which mature from December 1996 to June 2005, and $75 million in medium-term notes bearing interest at three-month LIBOR plus eight basis points maturing in 1998 and a $200 million senior note at 6.003 percent maturing in September 1997. Also during the first nine months of 1995, Norwest Financial, Inc. issued $929.4 million in senior notes bearing fixed interest rates ranging from 6.23 percent to 8.375 percent maturing from April 1997 to June 2005. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank of $1,169 million bearing interest at one-month LIBOR minus eight basis points to one-month LIBOR minus two basis points maturing from March 1996 to January 2000, $25 million at three-month LIBOR maturing September 1996, and $203 million at fixed interest rates from
3.15 percent to 8.38 percent maturing from June 1997 to December 2014.





7. Stockholders' Equity

Preferred and Preference Stock
The corporation is authorized to issue 5,000,000 shares of preferred stock without par value and 4,000,000 shares of preference stock, without par value. Shares of preference stock have such powers, preferences and rights as may be determined by the corporation's board of directors, provided that each share of preference stock will not be entitled to more than one vote per share. No shares of preference stock are currently outstanding. The table below is a summary of the corporation's preferred stock at September 30, 1995 and December 31, 1994. A detailed description of the corporation's preferred stock is provided in Note 10 of the Notes to Consolidated Financial Statements in the corporation's 1994 Annual Report on Form 10-K.


In millions, except share amounts
                                                              Annual
                                                            Dividend
                              Shares Outstanding             Rate at          Amount Outstanding
                          September 30,  December 31,   September 30,      September 30,  December 31,
                                   1995          1994           1995               1995          1994
10.24% Cumulative,
  $100 stated value           1,127,125     1,127,125          10.24%            $112.7         112.7
Cumulative
  Tracking, $200
  stated value                  980,000       980,000           9.30%             196.0         196.0
Cumulative
  Convertible, Series B,
  $200 stated value                   -     1,143,675           7.00%                 -         228.7
ESOP Cumulative Convertible,
  $1,000 stated value            13,311        14,265           9.00%              13.3          14.3
1995 ESOP Cumulative
  Convertible, $1,000
  stated value                   33,732             -          10.00%              33.8             -
Less: Cumulative
  Tracking shares held by
  a subsidiary                  (25,000)     (125,000)                             (5.0)        (25.0)
                              2,129,168     3,140,065                             350.8         526.7
Unearned ESOP shares                                                              (48.8)        (14.7)
    Total preferred stock                                                        $302.0         512.0

On March 28, 1995, the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1995 ESOP Preferred Stock"), in the stated amount of $63.3 million at a premium of $2.5 million; a corresponding charge of $65.8 million was recorded to unearned ESOP shares.

All shares of the 1995 ESOP Preferred Stock were issued to a trustee acting on behalf of the Norwest Corporation Savings-Investment Plan and Master Savings Trust (the "Plan"). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 10.00 percent.

On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock in the stated amount of $40.9 million at a premium of $1.2 million; a corresponding charge of $42.1 million was recorded to unearned ESOP shares. Preferred stock in the amount of $31.7 million and $19.0 million was released to the ESOP during the nine months ended September 30, 1995 and 1994, respectively.

Each share of ESOP Cumulative Convertible Preferred Stock and 1995 ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the quarter and nine months ended September 30, 1995, 9,623 and 30,522 shares of ESOP Preferred Stock, respectively, were converted into 296,091 and 1,073,266 shares of common stock of the corporation. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designations of the ESOP Preferred Stock.

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

All shares of the corporation's Cumulative Convertible Preferred Stock,
Series B, in the form of depositary shares, were called for redemption on September 1, 1995. Each depositary share, which represented one-quarter of a share of the preferred stock, was convertible at the option of the stockholder into approximately 2.74 shares of the corporation's common stock or redeemable at a price of $52.10 per depositary share plus accrued dividends. On September 1, 1995, 1,115,652 preferred shares were converted into 12,243,077 shares of common stock and 1,784 preferred shares were redeemed.


8. Segment Reporting

The corporation's operations include three primary business segments:
banking, mortgage banking and consumer finance. The corporation, through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, and trust services; and through their affiliates offer insurance, securities brokerage, investment banking and venture capital investments. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others.
Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) provides consumer finance services, including direct installment loans to individuals, purchase of sales finance contracts, private label and lease accounts receivable financing, and other related products and services.

Selected financial information by business segment for the quarters and nine months ended September 30 is included in the following summary:




In millions                       Quarter              Nine  Months
                                1995      1994          1995       1994
Revenues:*
  Banking                  $ 1,285.9     975.0       3,658.4    2,836.0
  Mortgage banking             264.9     225.2         708.5      667.1
  Norwest Financial            414.8     309.9       1,123.7      894.6
    Total                  $ 1,965.6   1,510.1       5,490.6    4,397.7
Organizational earnings:*
  Banking                  $   153.0     128.4         440.0      392.5
  Mortgage banking              28.0      18.6          75.5       40.9
  Norwest Financial             64.2      56.0         180.8      162.1
    Total                  $   245.2     203.0         696.3      595.5
Total assets:
  Banking                  $53,431.2  45,775.6
  Mortgage banking           9,936.9   4,997.8
  Norwest Financial          8,043.8   5,792.0
    Total                  $71,411.9  56,565.4

* Revenues, where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.




9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for the quarters and nine months ended September 30 is presented below:



                                 Quarter              Nine Months
In millions                   1995      1994       1995       1994

Origination fees            $ 23.0      25.7       76.2       82.2
Servicing fees                66.1      51.1      168.2      129.5
Net gains on sales of
  servicing rights            19.1      37.4       73.5       74.6
Net gains (losses) on
  sales of mortgages         (18.6)      8.1      (22.2)      70.4
Other mortgage fee income     44.5      19.3       96.9       60.1
  Total mortgage banking
    non-interest income     $134.1     141.6      392.6      416.8



Origination fees primarily consist of mortgage production revenue which has been allocated from net gains (losses) on sales of mortgages based upon volume.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $100.1 billion and $70.5 billion at September 30, 1995 and 1994, respectively.

Changes in capitalized mortgage loan servicing rights for the quarters and nine months ended September 30 were:



                                 Quarter             Nine Months
In millions                   1995      1994       1995       1994

Balance at beginning
    of period               $890.5     349.8      550.3      185.2
  Originations                75.8        -       157.1         -
  Purchases                   75.4     110.7      468.9      311.6
  Sales                      (64.3)    (15.0)    (156.9)     (32.9)
  Amortization               (30.8)    (13.5)     (72.3)     (31.7)
  Other                         -       (0.2)      (0.5)      (0.4)
                             946.6     431.8      946.6      431.8
  Less valuation allowance   (49.3)       -       (49.3)        -
Balance at end of period    $897.3     431.8      897.3      431.8




The fair value of capitalized mortgage servicing rights at September 30, 1995 was approximately $1,014.0 million, calculated using discount rates ranging from 225 to 425 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the quarter and nine months ended September 30, 1995 were:



                                                             Nine
In millions                                     Quarter    Months

Balance at beginning of period                 $   48.7        -
 Provision for capitalized mortgage
  servicing rights in excess of fair value          0.6      49.3
Balance at end of period                       $   49.3      49.3




10. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps) as part of an overall interest rate risk management strategy. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. A key assumption in the information which follows is that rates remain constant at September 30, 1995 levels. To the extent that rates change, both the maturity and variable interest rate information will change. The basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or
to the seller or "writer" of the option.   As a writer of options, the
corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument.

For the nine months ended September 30, 1995, the end-user derivative activities decreased interest income by $2.5 million and decreased interest expense by $3.1 million, for a total benefit to net interest income of $0.6 million. For the same period in 1994, interest income was increased by $5.9 million and interest expense was reduced by $5.9 million, for a total benefit to net interest income of $11.8 million.

The following table presents the maturities and weighted average rates for end-user derivatives by type:


Dollars in millions
                                              Maturity
                                                                   There-
September 30, 1995          1995     1996   1997    1998    1999   after     Total

Swaps:
Generic receive fixed-
  Notional value          $   -       675    250     100     466     925     2,416
  Weighted avg.
    receive rate              - %    6.23   8.18    7.88    7.92    6.79      7.04
  Weighted avg. pay rate      - %    5.94   6.00    5.88    5.88    5.87      5.90

Generic pay fixed-
  Notional value          $   -        30     -       -       -      300       330
  Weighted avg.
    receive rate              - %    5.88     -       -       -     5.85      5.86
  Weighted avg. pay rate      - %    6.27     -       -       -     5.89      5.92

Basis -
  Notional value          $   -       200     -       29      -       -        229
  Weighted avg.
    receive rate              - %    5.88     -     4.51      -       -       5.70
  Weighted avg. pay rate      - %    5.91     -     3.18      -       -       5.57

Interest rate caps and
  floors (1):
  Notional value          $   -        16     -      577     400   4,100     5,093

Security options  (1):
  Notional value          $1,250       -      -       -       -       -      1,250

    Total notional value  $1,250      921    250     706     866   5,325     9,318

    Total weighted avg.
    rates on swaps:
      Receive rate            - %    6.14   8.18    7.13    7.92    6.56      6.80

      Pay rate                - %    5.94   6.00    5.27    5.88    5.88      5.88




(1) Average rates are not meaningful for interest rate caps and floors or security options.

Note: Weighted average variable rates are based on the actual rates as of September 30, 1995.

Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 1995 is summarized as follows:

In millions               December 31,              Amortizations                 September 30,
                                  1994  Additions  and Maturities    Terminations          1995
Swaps:

  Generic receive fixed       $  1,025      1,491             -             (100)         2,416

  Generic pay fixed                130        200             -                -            330

  Basis                            229          -             -                -            229

    Total swaps                  1,384      1,691             -             (100)         2,975


Interest rate caps
  and floors                       751      4,350             (8)              -          5,093

Security options                    -       4,651         (2,270)         (1,131)         1,250

Total                         $  2,135     10,692         (2,278)         (1,231)         9,318

Deferred gains and losses on closed end-user derivatives were not material at September 30, 1995 and December 31, 1994.


The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:


In millions                                  Balance Sheet Category
                                         Interest-     Other         Long-
                           Investment    bearing    Short-term       term
September 30, 1995         Securities    Deposits   Borrowings       Debt    Other*   Total

Swaps:

  Pay variable
    Unrealized gains       $      -             -           -        69.2        -     69.2
    Unrealized (losses)           -          (1.8)          -        (3.5)       -     (5.3)

    Pay variable net              -          (1.8)          -        65.7        -     63.9

  Pay fixed
    Unrealized gains              -           6.7           -          -        2.2     8.9
    Unrealized (losses)           -          (0.1)          -          -         -     (0.1)

    Pay fixed net                 -           6.6           -          -        2.2     8.8

  Basis
    Unrealized gains              1.0          -            -          -         -      1.0

  Total unrealized gains          1.0         6.7           -        69.2       2.2    79.1
  Total unrealized (losses)       -          (1.9)          -        (3.5)       -     (5.4)

    Total net              $      1.0         4.8           -        65.7       2.2    73.7

Interest rate caps and floors:

  Unrealized gains         $      -            -            -          -       28.5    28.5
  Unrealized (losses)             -          (0.3)        (0.1)      (0.1)     (2.7)   (3.2)

    Total net              $      -          (0.3)        (0.1)      (0.1)     25.8    25.3

Security options:

  Unrealized gains         $      3.4          -            -          -         -      3.4
  Unrealized (losses)            (0.9)         -            -          -         -     (0.9)

    Total net              $      2.5          -            -          -         -      2.5

  Grand total
    unrealized gains       $      4.4         6.7           -        69.2      30.7   111.0
  Grand total
    unrealized (losses)          (0.9)       (2.2)        (0.1)      (3.6)     (2.7)   (9.5)

  Grand total net          $      3.5         4.5         (0.1)      65.6      28.0   101.5

*Includes $28.5 million in gains and $2.7 million in losses on floors hedging mortgage servicing rights, and $2.2 million in gains hedging leasing activity.



As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At September 30, 1995, the corporation had forward contracts totaling $13.9 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

At September 30, 1995, the corporation's trading account portfolio included contracts of $150 million notional value, which are valued at market with any gains or losses recognized currently.

During the first nine months of 1995, the corporation entered into a series of interest rate floor contracts with an aggregate notional amount of $4.4 billion. The corporation utilizes these floors for hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains are included in determining the fair value of the capitalized mortgage servicing rights.

11. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the nine months ended September 30, 1995 include:

                                                                              Common
In millions, except share amounts                                   Cash      Shares
                                                Date    Assets      Paid      Issued

Ken-Caryl Investment Company
   (Littleton, Colorado)                   January 5   $  29.0    $   -      149,774
American Republic Bancshares, Inc.
   (Belen, New Mexico)                     January 6     222.0        -    1,206,546
Independent Bancorp of Arizona, Inc.
   (Phoenix, Arizona)                    February 12   1,600.0     159.7          -
Parker Bankshares, Incorporated
   (Parker, Colorado)                    February 28      59.0        -      394,995
Directors Mortgage Loan Corporation
   (Riverside, California)                  March 13     270.8        -   10,545,778
Babbscha Company
   (Fridley, Minnesota)                      April 1      53.0        -      275,921
The First National Bank of Bay City
   (Bay City, Texas)                        April 10     146.0        -      932,642
Goldenbanks of Colorado, Inc.
   (Golden, Colorado)                          May 1     361.3        -    2,716,629
ITT Financial Corporation - Island
     Finance business                          May 4   1,016.1     574.3          -
New Braunfels Bancshares, Inc.
   (New Braunfels, Texas)                     May 10      43.1       7.0          -
United Texas Financial Corporation
   (Wichita Falls, Texas)                     June 1     296.3        -    1,515,851
First American National Bank
   (Chandler, Arizona)                        June 1      39.0        -      192,831
First Tule Bancorp, Inc.
   (Tulia, Texas)                             June 1      61.4      8.25          -
Comfort Bancshares, Inc.
   (Comfort, Texas)                          July 10      41.1       6.2          -
Valley-Hi Investment Company
   (San Antonio, Texas)                     August 1     121.6        -      427,998
Dickinson Bancorporation, Inc.
   (Dickinson, North Dakota)                August 8     123.3        -      541,591
Alice Bancshares, Inc.
   (Alice, Texas)                       September 15     187.6      40.2          -

The corporation also acquired $15 billion of mortgage servicing rights from BarclaysAmerican/Mortgage Corporation on March 31, 1995 for cash. The acquisitions of Goldenbanks of Colorado, Inc., First American National Bank (Chandler, Arizona), Parker Bankshares, Incorporated, and Directors Mortgage Loan Corporation were accounted for using the pooling of interests method of accounting; however, the financial results of the corporation for periods prior to these acquisitions have not been restated because the effect of these acquisitions on the corporation's financial statements was not material. Each of the other acquisitions was accounted for using the purchase method.

On October 2, 1995, the corporation acquired State National Bank, a
$1 billion bank in El Paso, Texas, for cash of $157 million. On October 19, 1995, the corporation completed its acquisition of The Foothill Group, Inc., an asset-based commercial lending and asset management company based in Los Angeles, California, with finance receivables of $917 million, for approximately 15,633,092 shares of the corporation's common stock. At October 31, 1995, the corporation had eight other pending acquisitions with total assets of approximately $2.3 billion and it is anticipated that cash of $106 million and approximately 8.5 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include AMFED Financial, Inc., a $1.6 billion thrift holding company in Nevada, which will become the corporation's 16th community banking state. The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of the first quarter of 1996 and are not individually significant to the financial statements of the corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1994 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $245.2 million for the quarter ended September 30, 1995, a 20.8 percent increase over the $203.0 million earned in the third quarter of 1994. Net income per common share was 70 cents, compared with 62 cents in the third quarter of 1994, an increase of 12.9 percent. Return on realized common equity was 22.3 percent and return on assets was
1.43 percent for the third quarter of 1995, compared with 21.1 percent and
1.45 percent, respectively, in the third quarter of 1994.

For the nine months ended September 30, 1995, net income was $696.3 million, or $2.04 per common share, an increase of 16.9 percent and 12.1 percent, respectively, over the $595.5 million or $1.82 per common share earned in the first nine months of 1994. Return on realized common equity was 22.4 percent and return on assets was 1.45 percent for the first nine months of 1995, compared with 21.4 percent and 1.46 percent, respectively, for the same period a year ago.

The 1995 results discussed above include the impact of the corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS
122) as of the beginning of 1995.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 8 to the unaudited consolidated statements for the quarters and nine months ended September 30, 1995 and 1994 and are discussed in the following paragraphs.

Banking

The Banking group reported third quarter 1995 earnings of $153.0 million, a
19.1 percent increase over the third quarter 1994 earnings of $128.4 million. For the nine months ended September 30, 1995, earnings increased 12.1 percent to $440.0 million compared with $392.5 million for the same period in 1994. The increased earnings in the first nine months of 1995 reflected a 16.9 percent growth in tax-equivalent net interest income to $1,660.2 million, due to a 15.9 percent increase in average earning assets and a five basis point increase in net interest margin. The Banking group's provision for credit losses for the nine months ended September 30, 1995 increased $74.3 million to $94.1 million from a year earlier as average loans and leases rose $4.0 billion or 16.6 percent and net charge-offs as a percent of average loans increased from .20 percent to .47 percent. Noninterest income rose $125.6 million to $750.5 million for the first nine months of 1995. The Banking group recorded investment securities losses of $39.5 million in the nine months ended September 30, 1995, compared with investment securities losses of $57.6 million in the same period last year. Noninterest expenses of $1,648.1 million for the first nine months of 1995 were $203.1 million higher when compared with the first nine months of 1994, reflecting additional expenses related to acquired companies.

During September 1995, the Banking group received an FDIC premium reduction of $20.6 million. The Banking group is now being assessed insurance premiums at the rate of approximately 4 cents per $100 of insured deposits, down from 23 cents per $100 of insured deposits. Legislation has been introduced in Congress that would impose a one-time charge on deposits insured by the Savings Association Insurance Fund to recapitalize the SAIF deposit insurance fund for savings and loan associations. In the past five years, the corporation has acquired savings and loan associations and would be subject to such a charge. Consequently, a $23.5 million accrual for such an assessment based on an estimated rate of 66 cents per $100 of insured deposits was established.

Mortgage Banking

Mortgage banking operations earned $28.0 million in the current quarter compared with $18.6 million in the third quarter of 1994. For the first nine months of 1995, mortgage banking operations earned $75.5 million compared with $40.9 million in the same period of 1994. Combined gains on sales of mortgages and servicing rights in the first nine months of 1995 amounted to $51.3 million compared with $145.0 million in the same period last year. See
Note 9 to the unaudited consolidated financial statements for a detailed analysis of mortgage banking revenues for the quarters and nine months ended September 30, 1995 and 1994.

The growth in mortgage banking earnings reflects the continued growth in mortgage loan fundings and the servicing portfolio as well as the corporation's adoption of SFAS 122. Mortgage loan originations amounted to $10.7 billion during the quarter, compared with $6.0 billion in the comparable period in 1994 and totaled $23.0 billion for the first nine months of 1995. The servicing portfolio increased to $100.1 billion from $70.5 billion at September 30, 1994 and $71.5 billion at year-end 1994. The servicing portfolio, which currently carries a weighted average coupon of 7.83 percent, has grown in part due to acquisitions of Directors Mortgage Loan Corporation and the servicing portfolio of BarclaysAmerican/Mortgage Corporation in the first quarter of 1995.

Under SFAS 122 the corporation recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchase transactions or through loan originations. Mortgage servicing rights of $75.8 million and $157.1 million were capitalized in the quarter and nine months ended September 30, 1995, respectively, representing 120 points and 125 basis points, respectively, of originated mortgage loans. SFAS 122 also requires that capitalized mortgage servicing rights be periodically evaluated for impairment based on a comparison of the carrying value of the servicing rights and their respective fair value by risk stratums. The fair value has been determined utilizing conservative assumptions for discount and prepayment rates. Total impairment of $0.6 million and $49.3 million was recognized for the quarter and nine months ended September 30, 1995.


Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $64.2 million in the third quarter of 1995, compared with $56.0 million in the third quarter of 1994, an increase of 14.6 percent. Norwest Financial's net income of $180.8 million for the first nine months of 1995 was up 11.5 percent from the first nine months of 1994. The growth in year-to-date earnings reflected an 18.7 percent increase in Norwest Financial's net interest income as average finance receivables grew 26.1 percent from the first nine months of 1994. The increase in net interest income and average receivables was due in part to the acquisition of ITT Financial Corporation's Island Finance business, with $1 billion in receivables, in May 1995. Excluding Island Finance, Norwest Financial's average receivables grew 13.9 percent from the first nine months of 1994.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $848.1 million in the third quarter of 1995, compared with $728.9 million in the third quarter of 1994, an increase of 16.3 percent. For the first nine months of 1995, tax-equivalent net interest income increased 15.1 percent from the same period in 1994 to $2,406.7 million. Growth in tax-equivalent net interest income over the third quarter of 1994 was a result of a 20.9 percent growth in average earning assets, partially offset by increases in funding costs and a change in funding mix due to increases in long-term debt. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.59 percent in the third quarter of 1995, compared with 5.76 percent in the third quarter of 1994. Net interest margin was 5.58 percent for the nine months ended September 30, 1995, down from 5.64 percent for the first nine months of 1994. The following table summarizes changes in tax-equivalent net interest income between the quarters and nine months ended September 30.

Changes in Tax-Equivalent Net Interest Income*


In millions                                         3Q 95     9 Mos. 95
                                                     over        over
                                                    3Q 94     9 Mos. 94
Increase (decrease) due to:
  Change in earning asset volume ................  $144.9         339.6
  Change in volume of interest-free funds .......   (11.7)        (27.0)
  Change in net return from
   Interest-free funds ..........................    28.9          95.4
   Interest-bearing funds .......................   (18.5)        (47.8)
  Change in earning asset mix ...................     4.5          34.8
  Change in funding mix .........................   (28.9)        (79.0)
Change in tax-equivalent net interest income ....  $119.2         316.0

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.

Trading Revenues

Trading revenues were derived from the following activities:

In millions                              Quarter Ended      Nine Months Ended
                                          September 30         September 30
                                         1995       1994     1995       1994
Interest income:
 Securities                             $ 3.3        2.7      8.2       11.4
 Swaps and other interest rate contracts  0.7        2.0      3.6        9.3
    Total interest income                 4.0        4.7     11.8       20.7

Non-interest income:
 Gains on securities sold                 3.8       13.7      7.5        2.7
 Swaps and other interest rate contracts 14.0       (8.2)    17.1      (25.3)
 Foreign exchange trading                 1.8        1.9      5.7        4.7
 Options                                 12.6        0.8     12.4        7.4
 Futures                                  0.7       (0.4)    (0.6)       1.0
    Total non-interest income            32.9        7.8     42.1       (9.5)
Total trading revenues                  $36.9       12.5     53.9       11.2




Provision for Credit Losses

The corporation provided $86.5 million for credit losses in the third quarter of 1995, compared with $41.6 million in the same period a year ago. Net credit losses totaled $85.9 million and $44.0 million for the three months ended September 30, 1995 and 1994, respectively. As a percentage of average loans and leases, net credit losses were 0.94 percent in the third quarter of 1995, compared with 0.57 percent in the same period a year ago.

For the first nine months of 1995, the provision for credit losses totaled $216.5 million, compared with $101.6 million in the first nine months of 1994. Net credit losses were $208.3 million, or 0.80 percent of average loans and leases, for the nine months ended September 30, 1995, compared with $120.6 million, or 0.54 percent, for the same period in 1994.

Non-interest Income

Consolidated non-interest income was $489.4 million in the third quarter of 1995, an increase of $110.0 million, or 29.0 percent, from the third quarter of 1994. Net investment securities losses of $15.6 million were recorded in the third quarter of 1995 compared with net losses of $51.9 million in the third quarter of 1994. For the first nine months of 1995, non-interest income was up $136.9 million, an increase of 11.4 percent over 1994. The increase was primarily due to increased fee income and insurance revenues, and lower levels of investment securities losses.

Excluding gains (losses) on investment securities and investment securities available for sale and venture capital gains, non-interest income increased
12.5 percent from the third quarter of 1994 and 8.6 percent from the first nine months of 1994.

Mortgage banking revenues were $134.1 million for the third quarter of 1995, compared with $141.6 million for the same period in 1994. A decrease in net gains from the sales of mortgages and servicing rights was partially offset by increased servicing fees from growth in the corporation's servicing portfolio and other fee income related to higher levels of loan originations. For the nine months ended September 30, 1995, mortgage banking revenues were $392.6 million compared with $416.8 million for the first nine months of 1994. A decrease in gains on sales of mortgages, due to lower market interest rates, was partially offset by higher servicing fees and other loan production fees.
Future sales of mortgages and servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for a detailed analysis of mortgage banking revenues for the three and nine months ended September 30, 1995 and 1994.

Net venture capital gains were $37.9 million for the three months and $64.3 million for the nine months ended September 30, 1995, compared with $16.2 million and $51.4 million, respectively, for the same periods in 1994. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $142.2 million at September 30, 1995.


Non-interest Expenses

Consolidated non-interest expenses of $871.9 million increased 14.6 percent over the third quarter of 1994. For the nine months ended September 30, 1995, non-interest expenses were up $170.2 million to $2,458.8 million, an increase of 7.4 percent over 1994. The quarterly and year-to-date results reflect additional expenses related to acquired companies.




CONSOLIDATED BALANCE SHEET ANALYSIS

At September 30, 1995, earning assets were $63.8 billion, an increase of 19.7 percent from $53.3 billion at December 31, 1994. This increase was primarily due to a 19.1 percent increase in total investment securities and a 12.2 percent increase in net loans. The inventory of mortgages held for sale increased due to higher origination volumes. The increase in other assets from December 31, 1994 was principally due to goodwill and other intangibles from acquisitions and increases in capitalized mortgage servicing rights.

At September 30, 1995, interest-bearing liabilities totaled $53.6 billion, a
21.4 percent increase from $44.2 billion at December 31, 1994. The increase is primarily due to increases in short-term borrowings and long-term debt. The short-term borrowings increased principally to fund the growth in mortages held for sale. See Note 6 to the unaudited consolidated financial statements for the third quarter of 1995 for a detailed discussion of long-term debt issued during 1995.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the third quarter of 1995. The increases in consumer and foreign loans from the beginning of 1995 are primarily due to the acquisition of Island Finance.

At September 30, 1995, the allowance for credit losses totaled $867.5 million, or 2.37 percent of loans and leases outstanding. Comparable amounts were $789.9 million, or 2.54 percent, at September 30, 1994, and $789.9 million, or
2.42 percent, at December 31, 1994. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was
329.8 percent at September 30, 1995, compared with 317.9 percent at September 30, 1994 and 361.8 percent at December 31, 1994.

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

The allocation of the allowance for credit losses to major categories of loans at September 30, 1995 and December 31, 1994 was:

                               September 30,         December 31,
                                       1995                 1994

Commercial ....................     $ 171.2                151.9
Consumer ......................       265.6                209.0
Real estate ...................       169.9                163.5
Foreign .......................        27.0                 20.0
Unallocated ...................       233.8                245.5
   Total ......................     $ 867.5                789.9


Non-performing assets and 90-day past due loans and leases totaled $263.0 million, or 0.37 percent of total assets, at September 30, 1995, compared with $248.5 million, or 0.44 percent, at September 30, 1994, and $218.3 million, or
0.37 percent, at December 31, 1994. The increase from September 30, 1994, primarily reflects a $20.7 million increase in 90-day past due loans and leases and $12.2 million increase in commercial nonaccrual loans, partially offset by an $8.9 million decrease in other real estate owned and an $8.0 million decrease in real estate nonaccrual loans. The increase from December 31, 1994 is primarily due to a $36.0 million increase in 90-day past due loans and leases.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's Banking group operates in 15 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first nine months of 1995 was approximately 57 percent in the North Central Midwest, 13 percent in the South Central Midwest and 30 percent in the Rocky Mountain/Southwest region.

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

Mortgage banking operates in all 50 states, representing the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 47 states, all 10 Canadian provinces, Puerto Rico, and elsewhere in the Caribbean and Central America.

In general the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect growth although certain areas have displayed higher levels of consumer-related loan delinquencies and charge-offs. The corporation's credit card charge-offs amounted to $28.5 million in the third quarter of 1995, and $16.9 million of such charge-offs relate to receivables from the corporation's direct mail programs which were suspended in 1995. Norwest Financial's charge-offs increased $10.9 million in the third quarter of 1995 from the previous quarter, and approximately $4.1 million of the increase relates to its Island Finance operations. Overall, the corporation's total nonperforming assets and 90-day past due loans as a percent of total assets remained unchanged from the end of 1994, and the geographical diversification of the corporation's Banking group including Norwest Card Services, Mortgage banking operations, and Norwest Financial help to mitigate the credit risk in their respective portfolios.


Credit Ratings

The commercial paper/short-term debt and senior debt of the corporation and Norwest Financial are currently rated as follows:

                        Norwest Corporation_______   Norwest Financial________
                        Commercial Paper    Senior   Commercial Paper   Senior
                        Short-term Debt     Debt     Short-term Debt    Debt

Thomson BankWatch, Inc. TBW-1               AA+      TBW-1              AA+
Moody's Investors
     Service            P1                  Aa3      P1                 Aa3
Standard & Poor's
     Corporation        A1+                 AA-      A1+                AA-
Duff & Phelps           Duff-1+             AA       Duff-1+            AA
Fitch Investors
     Service, Inc.      F-1+                AA       F-1+               AA+

Capital

The corporation's regulatory capital and ratios are summarized as follows:

                                     September 30,       December 31,
                                            1995                1994

Tier 1 capital                            $ 3,826              3,939
Tier 1 and Tier 2 capital                   4,827              4,872
Total risk adjusted assets                 47,771             39,827
Tier 1 capital ratio                         8.01%              9.89
Total capital to risk
   adjusted assets                          10.10%             12.23
Leverage ratio                               5.74%              6.94

The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios compare favorably to regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively. The decrease in capital ratios from year-end 1994 reflects intangibles arising from purchase acquisitions completed in the first nine months of 1995.

All shares of the corporation's Cumulative Convertible Preferred Stock, Series B, in the form of depositary shares, were called for redemption on September 1, 1995. A detailed description of the redemption is included in Note 7 to the unaudited consolidated financial statements for the quarters and nine months ended September 30, 1995 and 1994.

The corporation's dividend payout was 34.3 percent for the third quarter of 1995 compared with 29.8 percent for the third quarter of 1994.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                              Quarter Ended September 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments      $   364   $   5.2     5.52%  $  471    $  3.6    3.05%
Trading account securities        212       4.1     7.72      198       4.9    9.84
Investment securities
  U.S. Treasury & federal
    agencies                       27       0.3     5.36       27       0.3    3.02
  State, municipal and
    housing tax-exempt            710      17.9    10.13      716      18.2   10.19
  Other                           700       8.8     4.90      448       5.4    4.94
    Total                       1,437      27.0     7.52    1,191      23.9    8.05

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies                    1,125      19.1     6.89    1,560      26.0    6.66
  State, municipal and
    housing tax-exempt            127       2.2     7.31       95       2.0    8.19
  Mortgage-backed              12,623     233.6     7.44   11,189     193.1    6.73
  Other                           747      10.7     7.71      362       5.2    7.27
    Total                      14,622     265.6     7.40   13,206     226.3    6.74

Student loans available
 for sale                       2,089      44.5     8.46    1,425      26.0    7.22
Mortgages held for sale         5,923     107.9     7.29    3,399      62.2    7.32
Loans and leases
  (net of unearned discount)
  Commercial                   10,683     249.8     9.28    9,257     193.6    8.30
  Real estate                  13,390     318.7     9.52   11,447     253.8    8.87
  Consumer                     12,192     461.7    15.09    9,798     343.5   13.96
    Total loans and leases     36,265   1,030.2    11.32   30,502     790.9   10.33
  Allowance for credit losses    (869)                       (798)
    Net loans and leases       35,396                      29,704

    Total earning assets
    (before the allowance for
    credit losses)             60,912   1,484.5     9.76   50,392   1,137.8    8.97

Cash and due from banks         3,074                       2,811
Other assets                    5,044                       2,958
  Total assets                $68,161                     $55,363

(Continued on page 30)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 29)

                                             Quarter Ended September 30
In millions, except ratios               1995                       1994
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits  $10,415    $    -       -%  $ 8,455    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts      5,017      24.4    1.93     4,653      21.6    1.84
  Money market accounts        10,495      82.2    3.11    10,451      59.9    2.27
  Savings certificates         10,940     152.9    5.54     9,714     110.0    4.49
  Certificates of deposit
    and other time              1,896      27.1    5.66     1,482      18.1    4.87
  Foreign time                    673       9.7    5.74       447       5.0    4.44
Total interest-bearing
      deposits                 29,021     296.3    4.05    26,747     214.6    3.18
Federal funds purchased &
  repurchase agreements         3,966      57.1    5.71     3,319      37.7    4.51
Short-term borrowings           5,727      83.3    5.78     3,754      44.5    4.70
Long-term debt                 12,203     199.7    6.55     7,665     112.1    5.85

Total interest-bearing
      liabilities              50,917     636.4    4.97    41,485     408.9    3.92


Other liabilities               2,062                       1,536
Preferred stock                   454                         341
Common stockholders' equity     4,313                       3,546
    Total liabilities and
      stockholders' equity    $68,161                     $55,363

  Net interest income
    (tax-equivalent basis)               $848.1                     $728.9

  Yield spread                                     4.79                        5.05

  Net interest margin                              5.59                        5.76

  Interest-bearing liabilities
    to earning assets                             83.59                       82.33




* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


                                           Nine Months Ended September 30
In millions,                        1995                     1994
except ratios                       Interest Average          Interest Average
                           Average  Income/  Yields/ Average  Income/  Yields/
                           Balance  Expense* Rates*  Balance  Expense* Rates*
Assets
Money market investments    $  580   $  25.2   5.81%  $  511    $ 15.9   4.16%
Trading account securities     173      12.1   9.39      278      21.2  10.21
Investment securities
  U.S. Treasury & federal
    agencies                    28       1.0   5.00       26       1.0   4.97
  State, municipal and
    housing tax-exempt         702      53.9  10.24      674      53.8  10.65
  Other                        643      24.0   4.93      401      14.8   4.94
    Total                    1,373      78.9   7.66    1,101      69.6   8.43

Investment securities
  available for sale
  U.S. Treasury & federal
    agencies                 1,058      53.4   6.79    1,779      74.9   5.67
  State, municipal and
    housing tax-exempt         119       6.6   7.37       92       5.7   8.29
  Mortgage-backed           12,387     695.0   7.40   10,117     505.1   6.57
  Other                        611      25.4   7.34      399      15.1   6.19
    Total                   14,175     780.4   7.35   12,387     600.8   6.45

Student loans available
 for sale                    2,148     137.5   8.56    1,499      76.2   6.79
Mortgages held for sale      4,146     240.0   7.72    3,960     194.9   6.56
Loans and leases
 (net of unearned discount)
 Commercial                 10,416     721.7   9.26    9,216     541.1   7.85
 Real estate                13,059     911.8   9.31   11,308     732.4   8.64
 Consumer                   11,512   1,270.7  14.74    9,223     966.9  14.00
  Total loans and leases    34,987   2,904.2  11.08   29,747   2,240.4  10.05
 Allowance for credit losses  (843)                     (804)
   Net loans and leases     34,144                    28,943

   Total earning assets
   (before the allowance
   for credit losses)       57,582   4,178.3   9.69   49,483   3,219.0   8.68

Cash and due from banks      3,101                     2,914
Other assets                 4,281                     2,854
  Total assets             $64,121                   $54,447

(Continued on page 32)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES
(Continued from page 31)

                                        Nine Months Ended September 30
In millions, except ratios               1995                 1994
                                     Interest Average         Interest Average
                             Average Income/  Yields/ Average Income/  Yields/
                             Balance Expense* Rates*  Balance Expense* Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits $ 9,626 $      -      -% $ 8,583  $     -      -%

Interest-bearing deposits
  Savings and NOW accounts     4,898     74.3   2.03    4,606     61.9   1.80
  Money market accounts       10,486    247.2   3.15   10,551    172.5   2.19
  Savings certificates        10,664    427.1   5.35    9,831    332.9   4.53
  Certificates of deposit
    and other time             1,744     73.7   5.65    1,560     51.9   4.45
  Foreign time                   566     24.3   5.74      297      8.8   3.98
    Total interest-bearing
      deposits                28,358    846.6   3.99   26,845    628.0   3.13
Federal funds purchased &
  repurchase agreements        3,715    161.5   5.81    2,831     84.9   4.01
Short-term borrowings          4,590    207.3   6.04    3,623    110.9   4.09
Long-term debt                11,303    556.2   6.56    7,135    304.5   5.69
    Total interest-bearing
      liabilities             47,966  1,771.6   4.93   40,434  1,128.3   3.73

Other liabilities              2,055                    1,543
Preferred stock                  505                      343
Common stockholders' equity    3,969                    3,544
    Total liabilities and
      stockholders' equity   $64,121                  $54,447

  Net interest income
    (tax-equivalent basis)           $2,406.7                 $2,090.7

  Yield spread                                  4.76                     4.95
  Net interest margin                           5.58                     5.64

  Interest-bearing liabilities
    to earning assets                          83.30                    81.71


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation
     S-K.

     Exhibit
     No.                      Exhibit                                  Page
     4.      Copies of instruments with respect to long-term debt
               will be furnished to the Commission upon request.
     11.     Computation of Earnings Per Share                          35
     12(a).  Computation of Ratio of Earnings to Fixed Charges          37
     12(b).  Computation of Ratio of Earnings to Fixed Charges
               and Preferred Stock Dividends                            38


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated July 3,
     1995, reporting consolidated pro forma combining financial information to reflect certain consummated and pending acquisitions, and filing an amendment to the corporation's Certificate of Incorporation authorizing 4,000,000 shares of Preference Stock.

     The corporation filed a Current Report on Form 8-K, dated September 13, 1995, filing certain documents in connection with the corporation's offering of Medium-Term Notes, Series G.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


November 14, 1995                          By /s/ Michael A. Graf
                                           Senior Vice President
                                              and Controller
                                           (Chief Accounting Officer)