Form 10-K
period 1995-12-31
NORWEST CORP
filed 1996-03-07
CIK 72971

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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
                            Telephone (612) 667-1234

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
     Title of each class                  on which registered
     --------------------                -----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

On January 31, 1996, 359,079,058 shares of common stock were outstanding having an aggregate market value, based upon a closing price of $34.375 per share, of $12,343.3 million. At that date, the aggregate market value of the voting stock held by non-affiliates was in excess of $11,160.2 million.

Documents Incorporated by Reference

Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 23, 1996, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
Norwest Corporation (the corporation) is a diversified financial services company organized under the laws of Delaware in 1929 and registered under the Bank Holding Company Act of 1956, as amended (the BHC Act). As a diversified financial services organization, the corporation owns subsidiaries engaged in banking and in a variety of related businesses. Subsidiaries of the corporation provide retail, commercial, and corporate banking services to customers through banks located in Arizona, Colorado, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, South Dakota, Texas, Wisconsin and Wyoming. Additional financial services are provided to customers by subsidiaries engaged in various businesses, principally mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

At December 31, 1995, the corporation and its subsidiaries employed 45,404 persons, had consolidated total assets of $72.1 billion, total deposits of $42.0 billion, and total stockholders' equity of $5.3 billion. Based on total assets at December 31, 1995, the corporation was the 13th largest bank holding company in the United States.

The corporation provides to its subsidiaries various services, including strategic planning, asset and liability management, investment administration and portfolio planning, tax planning, new product and business development, advertising, administrative and audit, employee benefits and payroll management. In addition, the corporation provides funds to its subsidiaries. The corporation derives substantially all its income from investments in and advances to its subsidiaries and service fees received from its subsidiaries.

The Financial Review, which begins on page 17 in the Appendix, discusses developments in the corporation's businesses during 1995 and provides financial and statistical data relative to the business and operations of the corporation. A brief description of the primary business lines of the corporation follows. Refer to Note 16 of the corporation's consolidated financial statements for additional information about the corporation's business segments.

Banking
As of February 1, 1996, the corporation's 40 subsidiary banks, located in 16 states with 734 locations, offer diversified financial services including retail, commercial and corporate banking, equipment leasing, and trust services; and through their affiliates offer insurance, securities brokerage, investment banking and venture capital investment. Investment services are provided to customers by Norwest Investment Services, Inc., a registered broker/dealer and a registered investment adviser, which operates in 15 states with 161 offices, primarily in banking locations. Norwest Insurance, Inc. and its subsidiaries operate insurance agencies in seven states with 87 offices offering complete lines of commercial and personal coverages to customers. A subsidiary of the corporation operates one of the nation's top two crop insurance managing general agencies. There are also three insurance companies that are owned by bank affiliates and three other insurance companies that are owned directly or indirectly by the corporation that reinsure credit-related insurance products for banking affiliates.

Norwest Bank Minnesota, N.A. is the largest bank in the group with total assets of $18.2 billion at December 31, 1995. Eight other banks in the group exceeded $2.0 billion in total assets: Norwest Bank Iowa, N.A. ($6.7 billion), Norwest Bank Colorado, N.A. ($6.6 billion), Norwest Bank South Dakota, N.A. ($5.2 billion), Norwest Bank Arizona, N.A. ($3.6 billion), Norwest Bank Wyoming, N.A. ($3.2 billion), Norwest Bank Nebraska, N.A. ($2.2 billion), Norwest Bank New Mexico, N.A. ($2.1 billion), and Norwest Bank Indiana, N.A. ($2.1 billion).

Norwest Venture Capital consists of a group of five affiliated companies engaged in making and managing investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. During 1995, Norwest Venture Capital made new investments of $116.5 million. Norwest

Venture Capital's investments typically range from $1,500,000 to $15,000,000; however, larger sums may be invested in a single company, sometimes through syndication with other venture capitalists. Most Norwest Venture Capital emerging growth company clients are engaged in technology-related businesses, such as computer software, telecommunications, medical products, health care delivery, and industrial automation. Remaining clients are engaged in environmental-related businesses and non-technology businesses, such as specialty retailing and consumer-related businesses. Financing of management buy-outs is done for a variety of businesses.

Mortgage Banking
Subsidiaries of the corporation originate and purchase residential first mortgage loans for sale to various investors and provide servicing of mortgage loans for others. Income is primarily earned from origination fees, loan servicing fees, interest on mortgages held for sale, and the sale of mortgages and servicing rights. Norwest Mortgage offers a wide range of FHA, VA and conventional loan programs through a network of 724 offices in all 50 states. Approximately 42 percent of the mortgages are FHA and VA mortgages guaranteed by the federal government and sold as GNMA securities. In 1995 the company funded $33.9 billion of mortgages, with the average loan being approximately $105,200. This compares with $24.9 billion of fundings in 1994 and $33.7 billion in 1993. The five states with the highest originations in 1995 are: California $5,544.5 million; Minnesota $2,498.6 million; Illinois $1,946.0 million; Colorado $1,806.7 million; and Washington $1,734.4 million. The originations in these five states comprise approximately 40 percent of total originations in 1995.
The five highest states in servicing include: California $23.4 billion; Minnesota $8.5 billion; Colorado $5.6 billion; Texas $4.9 billion; and Illinois $4.7 billion. These five states comprise approximately 44 percent of the total servicing portfolio at year-end 1995. As of December 31, 1995, the mortgage servicing portfolio totaled $107.4 billion with a weighted average coupon of
7.76 percent, as compared with $71.5 billion and 7.53 percent, respectively, at December 31, 1994. The increase in 1995 was due in part to acquisitions of Directors Mortgage Loan Corporation and the servicing portfolio of BarclaysAmerican/Mortgage Corporation.

Consumer Finance
Norwest Financial consists of Norwest Financial Services, Inc. and its subsidiaries and Island Finance, a group of eight companies operating in the Caribbean and Central America. Consumer finance activities include providing direct installment loans to individuals, purchasing sales finance contracts, providing private label and other lease and accounts receivables services and providing other related products and services. Norwest Financial provides consumer finance products and services through 1,199 stores in 47 states, Guam, all ten Canadian provinces, the Caribbean and Central America. At December 31, 1995, consumer finance receivables accounted for 93 percent of Norwest Financial's total receivables. Direct installment loans to individuals constitute the largest portion of the consumer finance business and, in addition, sales finance contracts are purchased from retailers. The five states with the largest consumer finance receivables are: California $448 million; Florida $224 million; Texas $222 million; Illinois $201 million; and Ohio $194 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.0 billion and $489 million, respectively, at December 31, 1995. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 42 percent of total consumer finance receivables at year-end 1995. The average installment loan made during 1995 was approximately $2,400, while sales finance contracts purchased during the year averaged approximately $1,100. Comparable amounts in both 1994 and 1993 were $2,800 and $1,000, respectively.

Norwest Financial's insurance subsidiaries are primarily engaged in the business of providing, directly or through reinsurance arrangements, credit life and credit disability insurance as a part of Norwest Financial's consumer finance business. Property, involuntary unemployment and non-filing insurance also are sold as part of Norwest Financial's consumer finance business, either directly or through a reinsurance arrangement with one of its insurance subsidiaries or on an agency basis.

Norwest Financial Information Services Group, Inc.(NFISG) has developed and installed an on-line, real-time information processing and communications system which connects, over leased telecommunication facilities, equipment located in branch offices to the computer center in Norwest Financial's home office.
Branch employees use the computer to process loans and payments, to write checks and to perform bookkeeping functions. In addition, as of December 31, 1995, NFISG had contracts to supply information services to 27 other finance companies. On that date, approximately 2,700 branch offices were being served and 6.1 million accounts were being maintained on the system.

Acquisitions
The corporation expands its businesses in part by acquiring banking institutions and other companies engaged in activities closely related to banking. See Note 2 of the corporation's consolidated financial statements beginning on page 38 in the Appendix regarding acquisitions by the corporation since 1993.

The acquisition of banking institutions and other companies by the corporation is subject to the prior approval of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and may be subject to the prior approval of other federal and state regulatory authorities. Effective September 29, 1995, under the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Act of 1994 (the Reigle-Neal Act), the corporation is permitted to acquire banks in any state subject to the prior approval of the Federal Reserve Board, certain limited conditions that a state may impose and deposit concentration limits of 10 percent nationwide and 30 percent in any one state, unless it is the initial entry of a banking institution into that state. Effective June 1, 1997, under the interstate branching provisions of the Reigle-Neal Act, banking subsidiaries of the corporation will be permitted to acquire directly a banking institution located in a state other than the state in which the acquiring bank is located (interstate bank merger), through merger, consolidation, or purchase of assets and assumption of liabilities, unless the state in which either of the banks is located has enacted a law opting out of the interstate branching provisions of the Reigle-Neal Act. An interstate bank merger may occur before June 1, 1997, if the states in which the merging banks are located have enacted a law authorizing interstate bank mergers. Interstate bank mergers are subject to the prior approval of the applicable federal and state regulatory authorities, and may be subject to certain limited conditions that a state may impose and the concentration limits outlined above.

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

COMPETITION
Legislative and regulatory changes coupled with technological advances have significantly increased competition in the financial services industry. The corporation's banks and financial services subsidiaries compete with other commercial banks and financial institutions, including savings and loan associations, credit unions, finance companies, mortgage banking companies and mutual funds. Competition has also increased from such non-banking institutions as brokerage houses and insurance companies, as well as financial services subsidiaries of commercial and manufacturing companies, that are not necessarily subject to the same regulatory restrictions as banks and bank holding companies.

GOVERNMENT POLICIES, SUPERVISION AND REGULATION

General
As a bank holding company, the corporation is subject to the supervision and examination by the Federal Reserve Board. The corporation's banking subsidiaries are subject to supervision and examination by applicable federal and state banking agencies. The deposits of the corporation's banking subsidiaries are primarily insured by the Bank Insurance Fund (BIF); deposits attributable to certain of the corporation's savings associations are insured by the Savings Association Insurance Fund (SAIF). For that reason, such banking subsidiaries are subject to regulation by the Federal Deposit Insurance Corporation (FDIC). In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board affecting the money supply and credit availability.

Dividend Restrictions
Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. Refer to Note 19 of the corporation's consolidated financial statements for additional information.

Holding Company Structure
The corporation is a legal entity separate and distinct from its banking and nonbanking subsidiaries. Accordingly, the right of the corporation, and thus the right of the corporation's creditors, to participate in any distribution of the assets or earnings of any subsidiary, other than in its capacity as a creditor of the subsidiary, is necessarily subject to the prior payment of claims of creditors of such subsidiary. The principal sources of the corporation's revenues are dividends and fees from its subsidiaries.

The corporation's banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to the corporation and its non-bank subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to the corporation or any non-bank subsidiary are limited in amount to 10 percent of the bank's capital and surplus and, with respect to the corporation and all non-bank subsidiaries, to an aggregate of 20 percent of the bank's capital and surplus. Further, such loans and extensions of credit are required to be secured in specified amounts.

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

Federal law (12 U.S.C. Section 55) permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to banks chartered by such states. The corporation, as the sole stockholder of most of its subsidiary banks, is subject to such provisions.

Capital Requirements
Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) is eight percent. At least half of the total capital is to be comprised of common stock, minority interests and noncumulative perpetual preferred stock (Tier 1 capital). The remainder (Tier 2 capital) may consist of hybrid capital instruments, perpetual stock, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of the allowance for credit losses. Additionally, the risk-based capital guidelines specify that all intangibles, including core deposit intangibles, as well as mortgage servicing rights (MSRs), and purchased credit card relationships (PCCRs) be deducted from Tier 1 capital. The guidelines, however, grandfather identifiable intangible assets (other than MSRs and PCCRs) acquired on or before February 19, 1992, and permit the inclusion of readily marketable PMSRs and PCCRs in Tier 1 capital to the extent that (i)

MSRs and PCCRs do not exceed 50 percent of Tier 1 capital and (ii) PCCRs do not exceed 25 percent of Tier 1 capital. For such purposes, MSRs and PCCRs each are included in Tier 1 capital only up to the lesser of (a) 90 percent of their fair market value (which must be determined quarterly) and (b) 100 percent of the remaining unamortized book value of such assets. The OCC has adopted substantially similar regulations. In addition, the Federal Reserve Board has specified minimum "leverage ratio" (the ratio of Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and state member banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and state member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and state member banks are required to maintain a leverage ratio of three percent plus an additional cushion of one to two percent. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. Each of the corporation's banking subsidiaries is also subject to capital requirements adopted by applicable regulatory agencies which are substantially similar to the foregoing. At December 31, 1995, the corporation's Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) to risk-adjusted assets ratios were 8.11 percent and
10.18 percent, respectively, and the corporation's leverage ratio was 5.65 percent. Neither the corporation nor any subsidiary bank has been advised by the appropriate federal regulatory agency of any specific leverage ratio applicable to it.

As a result of federal law enacted in 1991 that required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, each of the federal banking agencies has revised the risk-based capital guidelines described above to take account of concentration of credit risk and risk of nontraditional activities. In addition, the Federal Reserve Board, the FDIC and the OCC recently adopted a new rule that amends, effective September 1, 1995, the capital standards to include explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor to be considered in evaluating a bank's interest rate exposure. Such agencies have issued for comment a joint policy statement that describes the process to be used to measure and assess the exposure of a bank's net economic value to changes in interest rates. These agencies have indicated that in the second step of this regulation process they intend to issue a rule that would propose to establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate exposure. The agencies intend to implement the second step after the agencies and the banking industry have had more experience with the proposed supervisory and measurement process. The corporation does not believe that these recent proposals and revisions to the capital guidelines will materially impact its operations.

Federal Deposit Insurance Corporation Improvement Act of 1991
In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions insured by the FDIC that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a leverage ratio of at least five percent, a risk-adjusted Tier 1 capital ratio of at least six percent, and a risk-adjusted total capital ratio of at least 10 percent, and is not subject to a directive, order, or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a risk-adjusted total capital ratio of less than six percent, risk-adjusted Tier 1 capital ratio of less than three percent, or a leverage ratio of less than three percent, and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least two percent of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1995, all of the corporation's banking subsidiaries were well capitalized.

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

FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994 enacted on August 22, 1994, directs that each federal banking agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation, and such other operational and managerial standards as the agency deems appropriate. The FDIC, in consultation with the other federal banking agencies, has adopted a final rule and guidelines with respect to internal and external audit procedures and internal controls in order to implement those provisions of FDICIA intended to facilitate the early identification of problems in financial management of depository institutions. On July 10, 1995, the federal banking agencies published the final rules implementing three of the safety and soundness standards required by FDICIA, including operational and managerial standards, asset quality and earnings standards, and compensation standards. The impact of such standards on the corporation has not yet been fully determined, but management does not believe it will be material.

FDICIA also contains a variety of other provisions that may affect the operations of the corporation, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

Under other regulations promulgated under FDICIA a bank cannot accept brokered deposits (that is, deposits obtained through a person engaged in the business of placing deposits with insured depository institutions or with interest rates significantly higher that prevailing market rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts, unless it provides certain notices to affected depositors. In addition, a bank that is adequately capitalized and that has not received a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. At December 31, 1995, all of the corporation's banking subsidiaries were well capitalized and, therefore, were not subject to these restrictions.

FDIC Insurance
Each BIF member institution pays FDIC insurance premiums based on the institution's annual assessment rate assigned to it by the FDIC. The assessment rate is based on the institution's capitalization risk category and "supervisory subgroup." An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weakness which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. In 1995, the FDIC assessment rate ranged from 4 cents per $100 of domestic deposits (for well capitalized Subgroup A institutions) to 31 cents (for undercapitalized Subgroup C institutions). The FDIC has approved regulations that would substantially eliminate deposit insurance premiums for the corporation's banking subsidiaries in 1996. In 1995, the corporation incurred $69.9 million of FDIC assessment expense, net of $20.6 million in insurance premium refunds, as compared with $79.2 million in 1994.

Deposits insured by SAIF held by the corporation's bank subsidiaries as a result of savings association acquisitions by the corporation and its subsidiaries continue to be assessed at the applicable SAIF insurance premium rate. Current federal law provides that the SAIF assessment rate may not be less than 0.18% from January 1, 1994 through December 31, 1997. After December 31, 1997, the SAIF assessment rate must be a rate determined by the FDIC to be appropriate to increase the SAIF's reserve ratio to 1.25% of insured deposits or such higher percentage as the FDIC determines to be appropriate, but the assessment rate may not be less than 0.15%. In order to mitigate the potential effects of a BIF/SAIF premium disparity, Congress recently proposed legislation in September of 1995 that would, among other things, recapitalize the SAIF by imposing a special one-time assessment on SAIF deposits. The proposed legislation also contemplates the merger of the BIF and the SAIF into one insurance fund after the SAIF is recapitalized. This legislation is included in the current balanced budget legislation and as such, its approval has not yet been finalized. As a result of such pending legislation and to provide for such special assessment when and if imposed, the corporation has established a reserve of $23.5 million based on an estimated insurance premium rate of 66 cents per $100 of insured deposits, which reserve has been funded primarily by the refund of BIF insurance premiums. The effect of this legislation, if adopted, is not anticipated to be material to the corporation.

ITEM 2.  PROPERTIES

The corporation's bank subsidiaries operate out of 734 banking locations, of which 505 are owned directly and 229 are leased from outside parties. The mortgage banking operation leases its headquarters facilities and servicing center in Des Moines, Iowa and leases servicing centers in Minneapolis, Minnesota; Southfield, Michigan; Phoenix, Arizona; Riverside, California; Charlotte, North Carolina; and leases all mortgage production offices nationwide. In addition, the mortgage banking operation owns an additional servicing center located in Springfield, Ohio. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all consumer finance branch locations. The corporation and Norwest Bank Minnesota, N.A. lease their offices in Minneapolis, Minnesota.

The accompanying notes to consolidated financial statements on pages 45 and 59 in the Appendix contain additional information with respect to premises and equipment and commitments under noncancellable leases for premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

The corporation and certain subsidiaries are defendants in various matters of litigation generally incidental to their businesses. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position and results of operations of the corporation and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal trading markets for the corporation's common equity are presented on the cover page of this Form 10-K. The high and low sales prices for the corporation's common stock for each quarter during the past two years and information regarding cash dividends is set forth on pages 50 through 52, 72, and 81 in the Appendix. The number of holders of record of the common stock and securities convertible into common stock of the corporation at January 31, 1996 were:

  Title of Class                                               Number of Holders
  --------------                                               -----------------

  6 3/4 % Convertible
  Subordinated Debentures Due 2003..........................               6

  Common Stock, par value $1 2/3 per share..................          32,445

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data begins on page 75 in the Appendix.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis is presented beginning on page 17 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the corporation and its subsidiaries begin on page 30 in the Appendix. The report of independent certified public accountants on the corporation's consolidated financial statements is presented on page 73 in the Appendix.

Selected quarterly financial data is presented on pages 81 and 82 in the Appendix.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and such information is expressly incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements - See Item 8 above.

     (2) Financial Statement Schedules

         All schedules to the consolidated financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

  (b)    Reports on Form 8-K

         The corporation filed Current Reports on Form 8-K dated October 4, 1995, filing certain documents in connection with the offering of Medium-Term Notes, Series I; and November 1, 1995, filing certain documents in connection with the offering of Medium-Term Notes, Series H, and a Certificate Eliminating the Certificate of Designations with respect to the Cumulative Convertible Preferred Stock, Series B.

  (c)    Exhibits

      3(a). Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(b) to the corporation's Current Report on Form 8-K dated June 28, 1993. Certificate of Amendment of Certificate of Incorporation of the corporation authorizing 4,000,000 shares of Preference Stock, incorporated by reference to
            Exhibit 3 to the corporation's Current Report on Form 8-K dated July 3, 1995.

      3(b). Certificate of Designations of powers, preferences and rights relating to the corporation's ESOP Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

      3(c). Certificate of Designations of powers, preferences and rights relating to the corporation's Cumulative Tracking Preferred Stock incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated January 9, 1995.

      3(d). Certificate of Designations of powers, preferences and rights relating to the corporation's 1995 ESOP Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

      3(e). Certificate Eliminating the Certificate of Designations with respect to the Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the corporation's Current Report on Form 8-K dated November 1, 1995.

      3(f). Certificate Eliminating the Certificate of Designations with respect to the 10.24% Cumulative Preferred Stock incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated February 20, 1996.

      3(g). By-Laws, as amended, incorporated by reference to Exhibit 4(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

      4(a). See 3(a) through 3(g) of Item 14(c) above.

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

    *10(c). Employees' Deferred Compensation Plan, as amended.

    *10(d). Executive Incentive Compensation Plan incorporated by reference to
            Exhibit 19(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Amendment to Executive Incentive Compensation Plan incorporated by reference to Exhibit 19(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    *10(e). Performance-Based Compensation Policy for Covered Executive Officers incorporated by reference to Exhibit 10(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    *10(f). Supplemental Savings Investment Plan, as amended.

    *10(g). Executive Financial Counseling Plan incorporated by reference to
            Exhibit 10(f) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1987.

    *10(h). Supplemental Long Term Disability Plan incorporated by reference to
            Exhibit 10(f) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(g) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

    *10(i). Deferred Compensation Plan for Non-Employee Directors, as amended.

    *10(j). Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 10(h) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1987. Amendment to Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 19 to the corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

    *10(k). Directors' Formula Stock Award Plan, as amended, incorporated by reference to Exhibit 10(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

    *10(n). Agreement between the corporation and Richard M. Kovacevich dated
            March 18, 1991, incorporated by reference to Exhibit 19(e) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995 to the March 18, 1991 agreement between the corporation and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

    *10(o). Form of agreement between the corporation and 13 executive officers, including one director, incorporated by reference to Exhibit 19(f) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the corporation and Richard M. Kovacevich incorporated by reference to Exhibit 10(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

    *10(p). Consulting Agreement between the corporation and Gerald J. Ford dated January 19, 1994, incorporated by reference to Exhibit 10(q) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     11.    Computation of Earnings Per Share.

     12(a). Computation of Ratio of Earnings to Fixed Charges.

     12(b). Computation of Ratio of Earnings to Fixed Charges and Preferred
            Stock Dividends.

     21.    Subsidiaries of the Corporation

     23.    Consent of Experts.

     24.    Powers of Attorney.


___________________
*  Management contract or compensatory plan or arrangement.

Stockholders may obtain a copy of any Exhibit, Item 14(c), none of which are contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1996.

                                           Norwest Corporation
                                           (Registrant)

                                           By  /s/ RICHARD M. KOVACEVICH
                                           -----------------------------
                                           Richard M. Kovacevich
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 26th day of February, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

                                           By  /s/ JOHN T. THORNTON
                                           ------------------------
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                           By  /s/ MICHAEL A. GRAF
                                           -----------------------
                                           Michael A. Graf
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

The Directors of Norwest Corporation listed below have duly executed powers of attorney empowering Richard S. Levitt to sign this document on their behalf.

David A. Christensen                   Richard M. Kovacevich
Gerald J. Ford                         Richard D. McCormick
Pierson M. Grieve                      Cynthia H. Milligan
Charles M. Harper                      Benjamin F. Montoya
William A. Hodder                      Ian M. Rolland
Lloyd P. Johnson                       Stephen E. Watson
Reatha Clark King                      Michael W. Wright


                                           By  /s/ RICHARD S. LEVITT
                                           ---------------------
                                           Richard S. Levitt
                                           Director and Attorney-in-Fact
                                           February 26, 1996

                                                                        Appendix



                      NORWEST CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations, Financial
                   Statements, Report of Independent Auditors
                          and Selected Financial Data

                      Forming a Part of the Annual Report
                              on Form 10-K for the
                          Year Ended December 31, 1995



                                    Contents
                                    --------

                                                          Page
                                                          ----

Financial Review........................................    17

Financial Statements....................................    30

Independent Auditors' Report............................    73

Management's Report.....................................    74

Six-Year Consolidated Financial Summary.................    75

Consolidated Average Balance Sheets
and Related Yields and Rates............................    77

Quarterly Condensed Consolidated Financial Information..    81


                                FINANCIAL REVIEW

This financial review should be read with the consolidated financial statements and accompanying notes presented on pages 30 through 72 and other information presented on pages 75 through 82.

Earnings Performance

Norwest Corporation (the corporation) reported record net income of $956.0 million in 1995, an increase of 19.4 percent over earnings of $800.4 million in 1994, which were up 30.6 percent over the $613.1 million earned in 1993. Net income per fully diluted common share was $2.73 in 1995, compared with $2.41 in 1994 and $1.86 in 1993, an increase of 13.3 percent and 29.6 percent, respectively. Return on realized common equity was 22.3 percent and return on assets was 1.44 percent for 1995, compared with 21.4 percent and 1.45 percent, respectively, in 1994, and 18.2 percent and 1.20 percent, respectively, in 1993.

The corporation's results for periods prior to 1994 were previously restated to include the results of First United Bank Group, Inc. (First United), which was acquired by the corporation effective January 14, 1994 and was accounted for using the pooling of interests method of accounting. Included in 1993 earnings were First United's $16.5 million of additional provision for credit losses for the purpose of conforming First United's credit loss practices and policies to those of the corporation and $83.2 million of merger and transition related expenses.

Norwest Corporation and Subsidiaries
Consolidated Income Summary

                                                                                                          5 Year
                                                                                                          Growth
In millions                     1995     Change     1994     Change     1993       1992        1991        Rate
                              --------   ------    -------   ------    --------   --------   --------     -----

Interest income
 (tax-equivalent basis)....   $5,750.8    30.0%   $4,422.7    11.1%   $3,979.6   $3,844.3   $4,073.7       7.8%
Interest expense...........    2,448.0    54.0     1,590.1    10.2     1,442.9    1,610.6    2,150.3       1.1
                              --------            --------            --------   --------   --------
 Net interest income.......    3,302.8    16.6     2,832.6    11.7     2,536.7    2,233.7    1,923.4      15.2
Provision for credit
 losses....................      312.4    89.4       164.9     4.2       158.2      270.8      406.4      (6.3)
                              --------            --------            --------   --------   --------
 Net interest income after
  provision for credit
  losses...................    2,990.4    12.1     2,667.7    12.2     2,378.5    1,962.9    1,517.0      20.2
Non-interest income........    1,865.0    13.8     1,638.3     3.4     1,585.0    1,273.7    1,064.0      15.8
Non-interest expenses......    3,399.1     9.8     3,096.4     1.5     3,050.4    2,553.1    2,041.5      14.3
                              --------            --------            --------   --------   --------
 Income before income
  taxes....................    1,456.3    20.4     1,209.6    32.5       913.1      683.5      539.5      33.5
Income tax expense.........      466.8    22.8       380.2    42.6       266.7      175.6       73.4      32.3
Tax-equivalent adjustment..       33.5    15.5        29.0   (12.9)       33.3       37.9       47.8     (10.8)
                              --------            --------            --------   --------   --------
Income before cumulative
 effect of a change in
 accounting for
 postretirement medical
 benefits..................      956.0    19.4       800.4    30.6       613.1      470.0      418.3      41.4
Cumulative effect on years
 ended prior to December
 31, 1992 of a change in
 accounting for
 postretirement medical
 benefits..................          _       _           _       _           _      (76.0)         _         _
                              --------            --------            --------   --------   --------
Net income.................   $  956.0    19.4%   $  800.4    30.6%   $  613.1   $  394.0   $  418.3      41.4%
                              ========            ========            ========   ========   ========


Organizational Earnings

Banking  The Banking Group reported record earnings of $602.2 million in 1995,
18.8 percent over 1994 earnings of $507.1 million, which increased 42.1 percent over 1993 earnings of $356.7 million. Included in the 1993 Banking Group results are First United's additional provision for credit losses and merger and transition related expenses totaling $99.7 million before income taxes. The Banking Group earnings increases in 1995 and 1994 reflect a 17.4 percent and
17.1 percent growth in tax-equivalent net interest income, respectively, primarily due to increases in average earning assets and net interest margin. The Banking Group's provision for credit losses increased to $143.0 million in 1995, compared with $50.5 million for 1994, due to higher net charge-offs. In 1994, the provision for loan losses decreased from 1993 reflecting lower levels of net credit losses and non-performing assets. Non-interest income in the Banking Group increased 24.1 percent from 1994 and decreased 9.7 percent from 1993 to 1994 due largely to investment securities losses in 1994. Non-interest income in 1995 also benefited from growth in service charges and other fees and higher venture capital gains. The Banking Group non-interest expenses increased 14.9 percent in 1995 reflecting additional operating expenses related to acquired companies, partially offset by reductions in FDIC insurance premiums discussed below. The Banking Group non-interest expenses decreased 1.5 percent in 1994.

The venture capital subsidiaries realized $102.1 million of net gains in 1995, compared with net gains of $77.1 million in 1994 and net gains of $59.5 million in 1993. Virtually all appreciated securities included in the $59.5 million of net venture capital gains in 1993 were contributed to the Norwest Foundation, compared with $19.6 million in 1994 and none in 1995, due to the funding status of the Foundation. Contribution amounts of these appreciated securities, which included cost basis, were $69.8 million in 1993 and $21.8 million in 1994. Net unrealized appreciation in the venture capital investment portfolio was $169.3 million at December 31, 1995 and $61.3 million at December 31, 1994.

In September 1995, the Banking Group received refunds of $20.6 million due to the FDIC premium reduction. Effective with the fourth quarter of 1995, the Banking Group is currently assessed insurance premiums at the reduced rate of approximately 4 cents per $100 of insured deposits, down from 23 cents per $100 of insured deposits. The FDIC has approved regulations that will substantially eliminate deposit insurance premiums for Banking Group deposits in 1996. Legislation also has been introduced in Congress that would impose a one-time charge on deposits insured by the Savings Association Insurance Fund (SAIF) to recapitalize the SAIF deposit insurance fund for savings and loan associations. In the past five years, the corporation has acquired savings and loan associations and would be subject to such a charge. Consequently, a $23.5 million accrual for such an assessment was established when the FDIC premium refund was received.

Mortgage Banking Mortgage Banking earned a record $104.9 million in 1995, $70.8 million in 1994 and $56.3 million in 1993. The 48.0 percent increase in 1995 earnings was principally due to increases in mortgage loan fundings and the servicing portfolio. Sales of servicing rights and growth in the servicing portfolio contributed to the 25.9 percent increase in 1994 earnings. Fundings were $33.9 billion in 1995, compared with $24.9 billion in 1994 and $33.7 billion in 1993. Approximately 19.6 percent of 1995 fundings were attributed to mortgage loan refinancings, compared with 16.0 percent in 1994 and 45.6 percent in 1993. Net servicing retained during 1995 totalled $35.9 billion, compared with $25.8 billion in 1994 and $24.1 billion in 1993. The servicing portfolio increased to $107.4 billion at December 31, 1995, compared with $71.5 billion at December 31, 1994. The increase in 1995 was due in part to acquisitions of Directors Mortgage Loan Corporation and the servicing portfolio of BarclaysAmerican/Mortgage Corporation. In January 1996, Norwest Mortgage, Inc. also signed a definitive agreement to acquire substantially all the assets of Prudential Home Mortgage Company, Inc., including $40 billion of its servicing portfolio. Mortgage Banking earnings were also positively impacted by the corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (FAS 122) in 1995. FAS 122 sets standards related to capitalizing values for mortgage servicing and recognition of impairment valuations for amounts previously capitalized. Under FAS 122 the corporation recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchase transactions or through loan originations. Approximately 125 basis points of originated mortgage loans, or $233.1 million, were capitalized as mortgage servicing rights in 1995. Mortgage servicing impairment valuation provisions, including writedowns of excess servicing rights, totaled $70.5 million in 1995. Amortization of capitalized mortgage servicing rights, including excess servicing rights, was $139.6 million in 1995, compared with $64.1 million and $66.6 million in 1994 and 1993, respectively. The additional amortization in 1995 principally reflects increased prepayments due to lower interest rates. Combined gains on sales of mortgages and servicing rights were $57.1 million in 1995, compared with $204.5 million in 1994 and $202.2 million in 1993.

Norwest Financial Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported record earnings of $248.9 million in 1995, an 11.8 percent increase over the $222.5 million earned in 1994, which was an increase of 11.2 percent over the $200.1 million earned in 1993. The increases were primarily due to increases in tax-equivalent net interest income of 21.4 percent and 12.5 percent, respectively, for 1995 and 1994. The increase in tax-equivalent net interest income was due to 28.4 percent and 14.4 percent increases in average finance receivables in 1995 and 1994, respectively. The 1995 increase in tax-equivalent net interest income and average receivables was also due in part to the acquisition of ITT Financial Corporation's Island Finance business, with $1 billion in receivables in Puerto Rico, the Virgin Islands and elsewhere in the Caribbean. Net interest margin decreased 66 basis points in 1995 and decreased 29 basis points in 1994, reflecting a narrowing of the yield spread on earning assets. Norwest Financial's non-interest expenses increased 22.9 percent and 10.0 percent in 1995 and 1994, respectively, primarily due to the acquisition of Island Finance and the March 1994 acquisition of the consumer finance business of Community Credit Co.

Norwest Corporation and Subsidiaries
Organizational Earnings*


In millions                                1995    1994   1993   1992    1991
                                          ------- ------ ------ ------  ------
Years Ended December 31,
------------------------
Banking.................................   $602.2  507.1  356.7  257.6   263.4
Mortgage Banking........................    104.9   70.8   56.3   53.4    31.4
Norwest Financial.......................    248.9  222.5  200.1  159.0   123.5
                                           ------  -----  -----  -----   -----
Consolidated income before cumulative
 effect of a change in accounting
 for postretirement medical benefits....    956.0  800.4  613.1  470.0   418.3
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for postretirement medical
 benefits ..............................       --     --     --  (76.0)     --
                                           ------  -----  -----  -----   -----
Net income..............................   $956.0  800.4  613.1  394.0   418.3
                                           ======  =====  =====  =====   =====

*Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.


Consolidated Income Statement Analysis

Net Interest Income Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income was fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1995, tax-equivalent net interest income provided
63.9 percent of the corporation's net revenues, compared with 63.4 percent in 1994 and 61.5 percent in 1993.

Total tax-equivalent net interest income was $3,302.8 million in 1995, a 16.6 percent increase over the $2,832.6 million reported in 1994. Growth in tax-equivalent net interest income over 1994 was primarily due to an 18.7 percent increase in average earning assets, partially offset by an eight basis point decrease in net interest margin. The increase in average earning assets was primarily due to a 17.6 percent increase in average loans and leases and a 16.5 percent increase in investment securities. The 1994 increase in tax-equivalent net interest income of 11.7 percent over the $2,536.7 million reported in 1993 was due to an 8.2 percent increase in average earning assets and a 16 basis point increase in net interest margin. Non-accrual and restructured loans reduced net interest income by $11.7 million in 1995, $12.3 million in 1994 and $13.9 million in 1993. Detailed analyses of net interest income appear on pages 76, 77 and 78 and a discussion of the corporation's asset and liability management process begins on page 26.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 5.58 percent in 1995, 5.66 percent in 1994 and 5.50 percent in 1993. The decrease in margin in 1995 was due to a narrowing of the yield spread on earning assets and a change in funding mix due to increases in long-term debt. The increase in margin in 1994 was due to an improvement in the yield spread of nine basis points, from 4.85 percent in 1993 to 4.94 percent in 1994, and a shift in the mix of earning assets to higher-yielding loans. Average loans and leases comprised 60.0 percent of average earning assets in 1995, compared with 60.6 percent in 1994 and 57.6 percent in 1993.

Provision for Credit Losses The provision for credit losses reflects management's judgment of the cost associated with credit risk inherent in the loan and lease portfolio. The consolidated provision for credit losses was $312.4 million in 1995, $164.9 million in 1994 and $158.2 million in 1993. The provision for credit losses was 0.88 percent of average loans and leases in 1995, compared with 0.55 percent in 1994 and 0.60 percent in 1993. The provision for credit losses was higher in 1995 compared with 1994 as well as in 1994 compared with 1993 due to higher net charge-offs and loan growth. As a percentage of average loans, both net charge-offs and provision increased in 1995 compared with 1994. However, these ratios declined in 1994 compared with 1993. Also, as previously discussed, the 1993 provision for credit losses includes additional provisions for credit losses taken by First United of $16.5 million.

Net credit losses were $304.2 million in 1995, $193.2 million in 1994 and $178.3 million in 1993. Net credit losses as a percent of average loans and leases were
0.86 percent in 1995, compared with 0.64 percent in 1994 and 0.67 percent in 1993.

The increase in net credit losses in 1995 over 1994 was due principally to increases in consumer and credit card net charge-offs of $108.2 million. The increase in net credit losses in 1994 over 1993 was due to increases in consumer and credit card net charge-offs of $35.1 million, partially offset by a $17.0 million reduction in commercial loan net charge-offs. The net charge-off ratio, the ratio of net credit losses to average loans and leases, for Norwest Financial was 2.52 percent in 1995, compared with 2.00 percent in 1994 and 2.16 percent in 1993. Norwest Card Services' net charge-off ratio was 4.77 percent in 1995 compared with 3.07 percent in 1994 and 3.54 percent in 1993. The higher consumer loan net credit losses reflect, in part, growth in the overall portfolio, including the acquisition of Island Finance in 1995. Norwest Financial's net charge-offs in 1995 increased $60.7 million over 1994, of which $23.6 million related to Island Finance. Further, $49.2 million of 1995 net credit card charge-offs relate to receivables from the corporation's direct mail programs which were suspended in 1995.

Non-interest Income Non-interest income is a significant source of the corporation's revenue, representing 36.1 percent of tax-equivalent net revenues in 1995, compared with 36.6 percent in 1994 and 38.5 percent in 1993. Consolidated non-interest income increased 13.8 percent in 1995 to $1,865.0 million, compared with $1,638.3 million in 1994. Non-interest income includes net investment securities losses of $35.6 million and $79.2 million in 1995 and 1994, which provided opportunities to reinvest at higher yields. Excluding investment securities gains (losses) and venture capital gains, non-interest income increased 9.6 percent in 1995 and 11.1 percent in 1994 over the respective preceding year. Primary contributors to the increase in non-interest income in 1995 were higher fees and service charges including trust fees and service charges on deposit accounts, credit card and insurance fees, and trading revenues, partially offset by lower mortgage banking revenues from reduced sales of servicing rights.

The increases in trust fees and deposit service charges are evidence of increased business activity and marketing efforts. Mortgage banking revenues decreased $48.2 million in 1995 from reduced gains on sales of mortgages and servicing rights. Total combined gains of $57.1 million were recorded on sales in 1995 compared with $204.5 million in 1994. This decrease was offset by a $99.2 million increase in origination, servicing and other fee revenue. Such fee increases resulted from growth in the corporation's servicing portfolio and higher mortgage loan funding levels. Servicing fees are expected to increase as the servicing portfolio grows through retention of servicing generated and through acquisitions. Sales of servicing reflect consideration of the portfolio mix and opportunistic pricing spreads. Future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. Credit card fees were $132.8 million in 1995, up from $116.5 million in 1994, due to marketing activities, partially offset by repurchases of credit card receivables from securitized credit card receivable trusts which were completed in the second quarter of 1994. Revenues on securitized credit card receivables are recorded in non-interest income rather than net interest income. The increase in insurance fees is attributed largely to commissions on credit life insurance, related to the growth in the consumer loan portfolio. Other non-interest income increased $29.6 million from 1994 primarily due to trading account revenues as discussed below. Net venture capital gains were $102.1 million in 1995 compared with $77.1 million in 1994. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

Consolidated non-interest income increased 3.4 percent in 1994 from $1,585.0 million in 1993, primarily due to increased mortgage banking revenues, venture capital gains and growth in insurance fees, trust fees and deposit service charges, offset by net losses on investment securities. The growth in mortgage banking revenues principally reflected growth in the servicing portfolio. The increases in various fee based services related to growth in consumer-related lending and other marketing initiatives. Other non-interest income decreased $38.8 million from 1993 primarily due to trading account losses.

Trading Revenues The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation. Trading activities are conducted within risk limits established and monitored by the Asset and Liability Management Committee as further discussed in the Interest Rate Sensitivity and Liquidity Management section of the Financial Review on page 26.

Interest income derived from trading account securities was $14.8 million, $24.6 million and $28.9 million for the three years ended December 31, 1995, 1994 and 1993, respectively. Non-interest trading revenues (losses) during 1995, 1994 and 1993, were $39.9 million, $(18.1) million and $41.7 million, respectively. The table in Note 14 to the consolidated financial statements on page 60 provides a summary of the corporation's trading revenues in the principal markets in which the corporation participates.

Non-interest Expenses Consolidated non-interest expenses increased 9.8 percent in 1995 to $3,399.1 million, reflecting higher salary and benefit costs, additional intangible asset amortization and higher operating expenses associated with acquisitions, and growth in Mortgage Banking.

Changes in personnel expenses by business segment for 1995 include an increase of 8.6 percent for the Banking Group, an increase of 21.1 percent for Mortgage Banking, and an increase of 19.2 percent for Norwest Financial. Normalized for acquisitions, personnel expense increased 1.9 percent for the Banking Group, 2.8 percent for Mortgage Banking and 8.9 percent for Norwest Financial.

Of the 1995 increases of $40.2 million in communication expenses, $37.3 million in equipment rentals, depreciation and maintenance, and $27.1 million in net occupancy expenses, the Banking Group contributed $16.9 million, $24.8 million and $12.3 million, respectively, and Mortgage Banking contributed $16.1 million, $10.7 million and $8.3 million, respectively. Other non-interest expense decreased principally due to mortgage origination cost deferrals related to increased fundings.

Consolidated non-interest expenses increased 1.5 percent in 1994 from $3,050.4 million in 1993 reflecting higher salaries and benefits costs, occupancy charges and equipment expenses, primarily due to acquisitions and an increased number of stores at Norwest Financial. Offsetting these increases were lower charitable contributions, as well as First United's non-recurring 1993 charges of $81.3 million, which included systems and operations costs of $39.8 million, severance and transitional benefits of $9.3 million, other real estate write-downs of $7.1 million and other asset write-downs of $25.1 million.

Of the $99.4 million increase in personnel expense in 1994, $50.1 million is attributable to salaries expense and $49.3 million is due to benefits expense, representing increases over 1993 of 4.1 percent and 18.7 percent, respectively. Benefits expense was higher due to increases in pension and savings plan expenses as well as higher medical costs. Changes in personnel expenses by business segment for 1994 included an increase of 6.9 percent for the Banking Group normalized for acquisitions, a decrease of 8.5 percent for Mortgage Banking reflecting lower levels of originations and fundings, and an increase of
14.6 percent for Norwest Financial.

Of the 1994 increases of $38.1 million in net occupancy expenses and $33.4 million in equipment rentals, depreciation and maintenance, Mortgage Banking contributed $13.8 million and $15.7 million, respectively.

Other non-interest expenses decreased by $195.7 million to $406.7 million in 1994. Charitable contributions decreased $47.9 million due to the funding status of the Norwest Foundation. Included in 1993 were the merger and transition expenses related to the First United acquisition previously discussed. Additionally, other one-time special charges were recorded in 1993 as depreciable lives on mainframe computers were shortened, due to changing technology, with increased depreciation recorded of $7.0 million. The amortizable life of goodwill was capped at 15 years, the maximum life allowed by the Office of the Comptroller of the Currency, with increased amortization recorded of $11.3 million. A cumulative adjustment of $9.4 million was recorded in conjunction with accelerating the amortization for other intangibles. Losses on excess facilities of $55.5 million were recorded, based on the present value of future lease payments or on market values of owned facilities. Other asset write-downs amounted to $24.0 million.

Income Taxes The corporation's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. Income tax expense is significantly impacted by the mix of taxable versus tax-exempt revenues from investment securities and the loan and lease portfolio.

The effective income tax rate was 32.8 percent in 1995, up slightly from 32.2 percent in 1994. The effective tax rate was 30.3 percent in 1993. The increase in the effective tax rate in 1994 from 1993 was primarily due to reduced charitable contributions of appreciated assets. For more information on income taxes, see Note 12 to the consolidated financial statements on page 57.


Consolidated Balance Sheet Analysis

Earning Assets At December 31, 1995, earning assets were $62.8 billion, compared with $53.3 billion at December 31, 1994. This increase is primarily due to a $1.2 billion increase in total investment securities and an $8.3 billion increase in loans and leases, and mortgages and loans held for sale, including $4.4 billion of loans and leases acquired in acquisitions completed during 1995.

Average earning assets were $59.3 billion in 1995, an increase of 18.7 percent over 1994. This increase is primarily due to a 17.6 percent increase in average loans and leases, a 16.5 percent increase in average total investment securities, and a 27.9 percent increase in average mortgages held for sale due to increases in residential mortgage fundings.

Leverage, the ratio of average assets to average total stockholders' equity, was
14.3 times during 1995, unchanged from 1994. A 20.3 percent increase in average assets was offset by a 20.7 percent increase in average stockholders' equity.

The corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The Statement requires that investments classified as available for sale be reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of stockholders' equity. In November 1995, the Financial Accounting Standards Board announced it would permit companies to make a one-time reclassification of their investment securities in conjunction with the issuance of a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The corporation transferred the remaining federal agency and state, municipal and housing tax exempt securities with amortized costs of $27.4 million and $665.2 million, respectively, from held for investment to available for sale as of December 31, 1995. Unrealized gains related to such securities transferred amounted to $25.3 million. As of December 31, 1995 and 1994, net unrealized gains (losses) before income taxes related to investment securities available for sale were $510.6 million and $(559.9) million, respectively. The improvement generally reflects overall lower interest rate levels over the prior year and the reclassification discussed above.

In Note 18 to the consolidated financial statements on page 67 the corporation has disclosed the estimated fair values of all on- and off-balance sheet financial instruments and certain non-financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

As of December 31, 1995, the fair value of net financial instruments totaled $2.7 billion, a decrease of $0.8 billion from December 31, 1994. The decrease was primarily due to higher borrowing levels, partially offset by growth in loans and leases and investment securities. During the same period, the net fair value of certain non-financial instruments increased $3.3 billion to $13.0 billion as of December 31, 1995. The fair value of the consumer finance network increased $0.5 billion due to a lower interest rate environment and the integration of Island Finance. The fair value of the asset-based lending businesses increased $0.4 billion due to a greater market presence resulting from the acquisition of The Foothill Group, Inc. The fair value of the mortgage loan origination/wholesale network increased $1.3 billion due to higher levels of earnings and mortgage loan originations. The fair value of non-maturity deposits decreased $0.6 billion as lower market interest rates reduced the benefit of these fund sources.

At December 31, 1994, the fair value of net financial instruments totaled $3.5 billion, a decrease of $0.5 billion from December 31, 1993. This decrease was primarily due to a reduction in mortgages held for sale and higher borrowing levels, partially offset by growth in loans and leases as well as investment securities. During the same period, the net fair value of certain non-financial instruments increased $2.4 billion to $9.7 billion as of December 31, 1994. The fair value of the mortgage servicing portfolio increased $0.4 billion due to increases in the servicing portfolio. The fair value of the consumer finance network increased $0.1 billion and the fair value of the mortgage loan origination/wholesale network decreased $0.2 billion due to lower mortgage loan originations. The fair value of non-maturity deposits increased $1.4 billion due to increased deposits.

Credit Risk Management Credit risk management includes pricing loans to cover anticipated future credit losses, funding and servicing costs and to allow for a profit margin. Loans and leases by type appear in Note 5 to the consolidated financial statements on page 44. The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector. The corporation's Banking Group operates in 15 states, largely in the Midwest, Southwest, and Rocky Mountain regions of the country. Distribution of average loans by region in 1995 was approximately 49 percent in the north central Midwest, 20 percent in the south central Midwest and 31 percent in the Rocky Mountain/Southwest region. Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to credit card receivables, approximately 45 percent of the credit card portfolio is within the 15-state Norwest banking region. Approximately 56 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, New York, Connecticut, Colorado, California, Illinois, Nebraska and Texas. No one state accounts for more than 10 percent of the total credit card portfolio. Norwest Mortgage operates in all 50 states, and is the largest retail mortgage network in the country. Norwest Financial engages in consumer finance activities in 47 states, all 10 Canadian provinces, the Caribbean, Central America and Guam.

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect growth, although consumer-related loan delinquencies and charge-offs have increased moderately. See Provision for Credit Losses on page 19 for a further discussion of consumer-related net charge-offs. The average consumer installment loan made during 1995 at Norwest Financial was approximately $2,400 while sales finance contracts purchased averaged approximately $1,100. This compares with $2,800 and $1,000, respectively, in 1994. The average credit card receivable balance at Norwest Card Services was $1,200 in 1995, unchanged from a year earlier. During the fourth quarter of 1995, $1.0 billion of credit card receivables, comprised of approximately $750 million in balances added through national direct mail campaigns and approximately $250 million required to be sold under a contractual agreement, were transferred to the loans held for sale category pending their sale. A net charge of $11.0 million was taken in the fourth quarter of 1995 on the transfer to the held for sale category.

As of December 31, 1995 the corporation's commercial real estate portfolio of loans to investors, developers and builders, including construction and land development loans (development loans), was $2,475.6 million, of which $18.1 million, or 0.7 percent, were non-performing, compared with $2,082.0 million at December 31, 1994, of which $27.9 million, or 1.3 percent, were non-performing. These loans do not include loans on owner-occupied real estate which the corporation views as having the same general credit risk as commercial loans.

Development loans represent 6.8 percent of the corporation's total loan portfolio at December 31, 1995, compared with 6.4 percent at December 31, 1994. The total number of development loans is approximately 9,000 with an average loan size of approximately $0.3 million. The largest development loan is $10.0 million. The industry composition of development loans consists of office/warehouse (24 percent), retail (20 percent), residential (28 percent) and other (28 percent).

Geographically, over 97 percent of the development loan portfolio is within the 15 state area where the corporation has its principal banking franchise. Approximately 56 percent of the total portfolio is secured by property located in Minnesota, Colorado, New Mexico and Texas. Within the 15 state area, the Minneapolis/St. Paul area has the largest concentration of developer activity. As noted above, the corporation has spread its construction and commercial real estate loans among numerous borrowers and has limited the size of loans retained on its books. Accordingly, the corporation believes its exposure to commercial real estate loan losses is limited.

The corporation is not aware of any loans classified for regulatory purposes at December 31, 1995, that are expected to have a material impact on the corporation's future operating results, liquidity or capital resources. The corporation is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1995.

Allowance for Credit Losses At December 31, 1995, the allowance for credit losses was $917.2 million, or 2.54 percent of loans and leases outstanding, compared with $789.9 million, or 2.42 percent, at December 31, 1994. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was 307.9 percent at December 31, 1995, compared with
361.8 percent at December 31, 1994.

Although it is impossible for any lender to predict future credit losses with complete accuracy, management monitors the allowance for credit losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. The corporation maintains the allowance for credit losses as a general allowance available to cover future credit losses within the entire loan and lease portfolio and other credit-related risks. However, management has prepared an allocation of the allowance based on its views of risk characteristics of the portfolio. This allocation of the allowance for credit losses does not represent the total amount available for actual future credit losses in any single category, nor does it prohibit future credit losses from being absorbed by portions of the allowance allocated to other categories or by the unallocated portion. The table on page 79 presents the allocation of the allowance for credit losses to major categories of loans.

Non-performing Assets and Past Due Loans and Leases The table on page 24 presents data on the corporation's non-performing assets and 90-day past due loans and leases. Generally, the accrual of interest on a loan or lease is suspended when the credit becomes 90 days past due unless fully secured and in the process of collection. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition.

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (FAS
114 and 118). Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under FAS 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent. The adoption of FAS 114 and 118 did not have a material effect on the corporation's financial position or results of operations.

Non-performing assets, including non-accrual, restructured and other real estate owned, and 90-day past due loans and leases, totaled $297.9 million, or 0.4 percent of total assets, at December 31, 1995, compared with $218.3 million, or
0.4 percent of total assets, at December 31, 1994. The increase in non-performing assets was principally due to recent bank acquisitions in Texas, including El Paso. The reduction in primary earnings per share due to total non-accrual and restructured loans was two cents in 1995, compared with three cents in 1994 and 1993.


Norwest Corporation and Subsidiaries
Non-performing Assets and 90-Day Past Due Loans and Leases


In millions, except per share amounts        1995     1994    1993    1992    1991    1990
                                            -----    -----   -----   -----   -----   -----
At December 31,
---------------
Non-accrual loans and leases............    $166.9   128.5   195.7   257.6   355.5   396.6
Restructured loans and leases...........       2.0     1.8    10.3     5.4    18.0    18.5
                                            ------   -----   -----   -----   -----   -----
 Total non-accrual and restructured
  loans and leases*.....................     168.9   130.3   206.0   263.0   373.5   415.1
Other real estate owned.................      37.1    29.6    63.0   113.7   151.2   182.2
                                            ------   -----   -----   -----   -----   -----
 Total non-performing assets............     206.0   159.9   269.0   376.7   524.7   597.3
Loans and leases past due 90-days or
 more**.................................      91.9    58.4    50.8    51.9    82.4    88.3
                                            ------   -----   -----   -----   -----   -----
 Total non-performing assets and 90-day
  past due loans and leases.............    $297.9   218.3   319.8   428.6   607.1   685.6
                                            ======   =====   =====   =====   =====   =====
Interest income as originally
 contracted on non-accrual and
 restructured loans and leases..........    $ 15.3    15.4    19.4    26.5    41.6    51.9
Interest income recognized on
 non-accrual and restructured
 loans and leases.......................      (3.6)   (3.1)   (5.5)   (8.1)  (14.2)  (19.5)
                                            ------   -----   -----   -----   -----   -----
Reduction of interest income due to
 non-accrual and restructured
 loans and leases.......................    $ 11.7    12.3    13.9    18.4    27.4    32.4
                                            ======   =====   =====   =====   =====   =====
Reduction in primary earnings per share
 due to non-accrual
 and restructured loans and leases......    $  .02     .03     .03     .04     .06     .08

 *Total impaired loans included in total non-accrual and restructured loans and leases amounted to $102.1 million and $98.6 million at December 31, 1995 and 1994, respectively.

**Excludes non-accrual and restructured loans and leases.


Other Assets At December 31, 1995, interest receivable and other assets totaled $4.9 billion, an increase of $2.5 billion over 1994. The increase is principally due to goodwill and other intangibles from acquisitions and increases in capitalized mortgage servicing rights, in part from adoption of FAS 122.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (FAS 121) was issued in March 1995 and requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. Adoption of FAS 121 is required for fiscal years beginning after December 15, 1995. The adoption of FAS 121 is not expected to have a material effect on the corporation's consolidated financial statements.

Funding Sources

Interest-Bearing Liabilities At December 31, 1995, interest-bearing liabilities totaled $52.6 billion, an increase of $8.4 billion over December 31, 1994. The increase was principally due to a $4.5 billion increase in long-term debt and a $3.3 billion increase in interest-bearing deposits.

Average interest-bearing liabilities were $49.5 billion in 1995, compared with $40.9 billion in 1994, primarily due to a 7.8 percent increase in average interest-bearing deposits, a 31.8 percent increase in average short-term borrowings and a 58.7 percent increase in long-term debt. Increases in short-term borrowings and long-term debt relate to acquisitions and increases in residential mortgage loan fundings.

Core Deposits In the corporation's banking subsidiaries, demand deposits, regular savings and NOW accounts, money market checking and savings accounts and consumer savings certificates provide a stable source of low-cost funding. These funds accounted for approximately 57 percent of the corporation's total funding sources during 1995 and approximately 63 percent in 1994. This is a high level of core deposits by industry standards. In the corporation's Banking Group, where these funds are utilized, average core deposits accounted for approximately 70 percent of total funding sources during 1995, compared with 76 percent in 1994.

Purchased Deposits In addition to core deposits, purchased deposits are an important source of funding for the corporation's banking subsidiaries. Purchased deposits include certificates of deposit with denominations of more than $100,000 and foreign time deposits. Purchased deposits represented approximately four percent of the corporation's total funding sources in 1995 and 1994. There were no brokered certificates of deposit at December 31, 1995 and 1994.

Short-term Borrowings Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, master note agreements, privately negotiated financing agreements and commercial paper issued by the corporation and Norwest Financial. Commercial paper is used by the corporation to fund the short-term needs of its subsidiaries, consisting primarily of funding of Norwest Mortgage's inventory of mortgages held for sale which are typically held for 60 to 90 days. Norwest Financial utilized funds generated through its own commercial paper sales program to fund approximately 26 percent of its average earning assets in 1995, compared with 22 percent in 1994.

The commercial paper/short-term debt of the corporation and Norwest Financial, Inc. are currently rated TBW-1 by Thomson BankWatch, P1 by Moody's, A1+ by Standard & Poor's, Duff-1+ by Duff & Phelps and F-1+ by Fitch Investors Services, Inc. IBCA has also rated the corporation's commercial paper/short-term debt A1+. On average, total short-term borrowings represented approximately 13.6 percent of the corporation's total funding sources during 1995 and approximately
12.4 percent during 1994.

At December 31, 1995, the corporation had available lines of credit totaling $2,356.6 million, including lines of credit totaling $2,056.6 million at Norwest Financial. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

Long-term Debt Long-term debt represents an important funding source for the corporation and for Norwest Financial, Inc. Total long-term debt represented approximately 18.6 percent of the corporation's consolidated average funding sources during 1995, compared with approximately 14.0 percent in 1994. The corporation utilizes long-term debt primarily to meet the long-term funding requirements of its subsidiaries, with outstandings of $5,840.9 million as of December 31, 1995, compared with $2,745.2 million as of December 31, 1994. Further, 23 subsidiaries are members of the Federal Home Loan Bank allowing them to receive long-term advances secured by certain loans and investment securities. As of December 31, 1995, these banking subsidiaries had advances outstanding totaling $3,667.7 million, an increase of $955.4 million from December 31, 1994. Long-term debt also plays a significant role at Norwest Financial, Inc. which utilizes this source of financing to fund approximately 55 percent of its average earning assets. At December 31, 1995, Norwest Financial, Inc.'s long-term debt outstanding was $4,081.5 million. Note 9 to the consolidated financial statements on page 47 presents the corporation's outstanding consolidated long-term debt as of December 31, 1995 and 1994.

Thomson BankWatch has assigned its highest issuer rating, an A rating, to both the corporation and Norwest Financial, Inc. The corporation's senior debt is currently rated AA+ by Thomson BankWatch, AA by IBCA, Fitch Investors Services, Inc. and Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. Norwest Financial, Inc.'s senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Services, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.

Interest Rate Sensitivity and Liquidity Management

Asset and Liability Management The goal of the asset and liability management process is to manage the structure of the balance sheet to provide the maximum level of net interest income while maintaining acceptable levels of interest sensitivity risk (as defined below) and liquidity. The focal point of this process is the corporate Asset and Liability Management Committee (ALCO). This committee forms and monitors policies governing investments, funding sources, off-balance sheet commitments, overall interest sensitivity risk and liquidity. These policies form the framework for management of the asset and liability process at the corporate and affiliate levels. The corporation's interest sensitivity position is managed as a function of balance sheet trends, asset opportunities and interest rate expectations, and the corporation is normally well within policy risk limits at any given time.

Definition of Interest Sensitivity Risk Interest sensitivity risk is the risk that future changes in interest rates will reduce net interest income or the net market value of the corporation's balance sheet. Two basic ways of defining interest rate risk in the financial services industry are commonly referred to as the accounting perspective and the economic perspective. The corporation draws upon aspects of each perspective to provide a more complete view of interest rate risk than would be provided by either perspective alone.

The accounting perspective focuses on the risk to reported net income over a particular time frame. Differences in the timing of interest rate repricing (repricing or "gap" risk) and changing market rate relationships (basis risk) determine the exposure of net income to changes in interest rates.

The economic perspective focuses on the risk to the market value of the corporation's balance sheet, the net of which is referred to as the market value of balance sheet equity. The sensitivity of the market value of balance sheet equity to changes in interest rates is an indicator of the level of interest rate risk inherent in an institution's current position and an indicator of longer horizon earnings trends. Assessing interest rate risk from the economic perspective focuses on the risk to net worth arising from all repricing mismatches (gaps) across the full maturity spectrum.

Measurement of Interest Rate Risk Measurement of interest rate risk from the accounting perspective has traditionally taken the form of the gap report, which represents the difference between assets and liabilities that reprice in given time periods. While providing a rough measure of rate risk, the gap report provides only a static (i.e., point-in-time) measurement, and it does not capture basis risk or risks that vary either asymmetrically or non-proportionately with rate movements.

The corporation uses a simulation model as its primary method of measuring earnings risk. The simulation model, because of its dynamic nature, can capture the effects of future balance sheet trends, different patterns of rate movements, and changing relationships between rates (basis risk). In addition, it can capture the effects of embedded option risk by taking into account the effects of interest rate caps and floors, and varying the level of prepayment rates on assets as a function of interest rates. The simulation model is used to determine the one and three year gap levels which correspond to the limits within which the corporation has placed earnings at risk to interest rate movements.

Measurement of interest rate risk from the economic perspective is accomplished with a market valuation model. The market value of each asset and liability is calculated by computing the present value of all cash flows generated. In each case the cash flows are discounted by a market interest rate chosen to reflect as closely as possible the characteristics of the given asset or liability.

Management of Interest Rate Risk In the most current simulation, net income was forecasted using various interest rate scenarios. A most likely scenario, in which short rates remain constant but long rates increase somewhat, was used as the base case for comparison of other scenarios. If short rates increase 1.35 percent above the base case over the next twelve months, accompanied by a smaller increase in long rates, the effect will be to decrease net income by approximately $27 million relative to the base case. If short rates decrease
1.35 percent below the base case over the next twelve months, accompanied by a lesser decrease in long rates, the effect will be to increase net income by approximately $25 million. This analysis takes into account the effect of derivative products that are used to hedge balance sheet instruments, as well as the effect of interest rates on prepayment speeds of mortgages and mortgage-backed securities. Under the rate scenarios considered, net income would not be adversely affected by impairment of capitalized mortgage servicing rights.

The market valuation model is used to measure the sensitivity of the market value of equity to a wide range of interest rate changes. The process of modeling market valuation risk continues to evolve in the financial services industry, including structuring the modeling process, defining policy limits and interpreting the results.

Changes In Interest Sensitivity The table below presents the corporation's interest sensitivity gaps for December 1995. The cumulative gap within one year was $(3,043) million, or (4.2) percent of assets. This compares with a one year gap of $(2,569) million, or (4.4) percent of assets, in December 1994. The cumulative gap within three years was $(487) million, or (0.7) percent of assets, in December 1995, compared to $243 million, or 0.4 percent of assets, in December 1994. The relatively small changes in the gaps in percentage terms are due to a number of offsetting changes in the balance sheet during the year. These included an increase in the investment portfolio, as well as increases in long-term debt and demand deposits. The effect of the current interest sensitivity position is to make the corporation's earnings slightly vulnerable to rising rates, while slightly benefiting from falling rates.

Norwest Corporation and Subsidiaries
Interest Rate Sensitivity


In millions, except ratios                             Repricing or Maturing
                                        ---------------------------------------------------
                                          Within   6 Months      1 Year    3 Years    After
                                        6 Months   - 1 Year   - 3 Years   -5 Years  5 Years
                                        --------   --------   ---------   --------  -------
Average Balances For December 1995
----------------------------------
Loans and leases......................   $15,923      3,937       6,771      4,133    5,791
Investment securities.................     2,983      2,672       2,500      1,813    6,479
Loans held for sale...................     3,217         --          --         --       --
Mortgages held for sale...............     6,653         --          --         --       --
Other earning assets..................     1,115         --          --         --       --
Other assets..........................        --         --          --         --    8,845
                                         -------     ------       -----      -----   ------
 Total assets.........................   $29,891      6,609       9,271      5,946   21,115
                                         =======     ======       =====      =====   ======

Noninterest-bearing deposits..........   $ 3,539         55         217        152    7,362
Interest-bearing deposits.............    14,170      3,896       4,222      1,156    6,801
Short-term borrowings.................     9,544         --          --         --       --
Long-term debt........................     5,028        504       2,927      2,321    3,180
Other liabilities and equity..........       112         --         190         --    7,456
                                         -------     ------       -----      -----   ------
 Total liabilities and equity.........   $32,393      4,455       7,556      3,629   24,799
                                         =======     ======       =====      =====   ======

Swaps and options.....................   $(2,903)       208         841        575    1,279
Gap*..................................    (5,405)     2,362       2,556      2,892   (2,405)
Cumulative gap........................    (5,405)    (3,043)       (487)     2,405       --
Gap as a percent of total assets......      (7.5)%     (4.2)       (0.7)       3.3       --

*[assets - (liabilities + equity) + swaps and options] The gap includes the effect of off-balance sheet instruments on the corporation's interest sensitivity.


In addition to adjusting the pricing and levels of assets and liabilities, the corporation utilizes off-balance sheet derivative financial instruments to manage interest rate risk. The corporation primarily enters into interest rate swaps and interest rate caps and floors as part of its overall risk management activities. These derivative financial instruments synthetically change the repricing or other characteristics of underlying assets and liabilities hedged. The corporation principally utilizes interest rate swaps to hedge certain fixed-rate debt and certain deposit liabilities and to convert these funding sources to floating rates. Interest rate floors are principally used to hedge the corporation's portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. Unrealized gains on the floors are considered in determining the fair value of mortgage servicing rights, offsetting lost future servicing revenue related to increased levels of prepayments associated with lower interest rates. In Notes 9 and 15 to the consolidated financial statements on pages 47 and 61, respectively, the corporation has disclosed additional information with respect to its use of derivative financial instruments.

The corporation's net cash flows from off-balance sheet derivative financial instruments used to manage interest rate risk added approximately $7.1 million to net interest income in 1995, compared with $12.3 million in 1994 and $22.6 million in 1993. This resulted in an impact on net interest margin of one basis point in 1995, compared with two basis points in 1994 and five basis points in 1993. Based on interest rate levels at December 31, 1995, total estimated future cash flows related to the corporation's derivative financial instruments, including interest rate swaps and floors hedging capitalized mortgage servicing rights, are expected to approximate $87 million in 1996, $54 million in 1997, $50 million in 1998, $49 million in 1999, $24 million in 2000, and $16 million thereafter.

Liquidity Management Liquidity management involves planning to meet funding needs and cash flow requirements of customers and the corporation at a reasonable cost, and is governed by policies formulated and monitored by ALCO. Each affiliate is responsible for managing its own liquidity position within overall guidelines, which consider the marketability of assets, the sources and stability of funding, and the level of unfunded commitments.

The corporation has a significant liquidity reserve in its investment securities portfolio, as approximately 83 percent of the $16.0 billion portfolio consists of highly marketable U.S. Treasury or federal agency securities. Several other factors provide a favorable liquidity position for the corporation compared with most large bank holding companies, including the large amount of funding that comes from consumer deposits, which are a more stable source of funding than purchased funds, as well as the geographic diversity of the customer base.


Capital Management

The corporation believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The corporation's consolidated capital levels are a result of its capital policy, which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities. The corporation requires its bank affiliates to maintain capital levels above regulatory minimums for Tier 1 capital and total capital (Tier 1 plus Tier 2) to risk-weighted assets and leverage ratios. The primary source of equity capital available for the affiliates is earnings, with other forms of capital available from the corporation as needed. Earnings above levels required to meet capital policy requirements are paid to the corporation in the form of dividends and are used to support capital needs of other affiliates, to pay corporate dividends or to reduce the corporation's borrowings.

Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the Office of the Comptroller of the Currency is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulation, for that year combined with its retained net profits for the preceding two years. Under these provisions the corporation's national bank subsidiaries could have declared, as of December 31, 1995, aggregate dividends of at least $274.1 million without obtaining prior regulatory approval and without reducing the capital of the respective banks below regulatory minimums. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends; however, the amount of dividends payable by the corporation's state bank subsidiaries, with or without state regulatory approval, would represent an immaterial contribution to the corporation's revenues. Additionally, the corporation's non-bank subsidiaries could have declared dividends totaling $217.6 million at December 31, 1995.

Through the implementation of its capital policies, the corporation has achieved a strong capital position. The corporation's Tier 1 capital ratio at December 31, 1995 was 8.11 percent and its total capital ratio was 10.18 percent, compared with 9.89 percent and 12.23 percent, respectively, at December 31, 1994. The corporation's leverage ratio was 5.65 percent at December 31, 1995, compared with 6.94 percent at December 31, 1994. These ratios compare favorably to the regulatory minimums of 4.0 percent for the Tier 1 capital ratio, 8.0 percent for the total capital ratio, and 3.0 percent for the leverage ratio. The decrease in capital ratios from year-end 1994 reflects intangibles arising from purchase acquisitions completed in 1995.

Common stockholders' equity was $5,009.8 million at December 31, 1995, compared with $3,334.4 million at December 31, 1994. The corporation's internal capital growth rate (ICGR) in 1995 was 14.8 percent. The ICGR represents the rate at which the corporation's average common equity grew as a result of earnings retained (net income less dividends paid).

Since 1986, the corporation has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the corporation's Dividend Reinvestment Plan, the Savings Investment Plans, the 1985 Long-Term Incentive Compensation Plan, and other stock issuance requirements other than acquisitions accounted for as pooling of interests. As of December 31, 1995, the corporation's board of directors had authorized future purchases of up to 6,326,000 shares of the corporation's common stock.

During 1995, the corporation repurchased 1,295,000 shares of its common stock for issuance in conjunction with specific purchase acquisitions that were consummated during the year or for which a definitive agreement had been executed, but the consummation remained pending at December 31, 1995. In addition, approximately 6,804,000 shares were repurchased during

1995 for benefit plans, preferred stock conversions and other ongoing needs. During 1994, 5,668,000 shares were repurchased for acquisition purposes and 13,250,000 shares were repurchased for benefit plans and other ongoing needs.

All shares of the corporation's Cumulative Convertible Preferred Stock, Series B, in the form of depositary shares, were called for redemption on September 1, 1995. Each depositary share, which represented one-quarter of a share of the preferred stock, was convertible at the option of the stockholder into approximately 2.74 shares of the corporation's common stock or redeemable at a price of $52.10 per depositary share plus accrued dividends. During 1995, 1,141,891 preferred shares were converted into 12,531,003 shares of common stock and 1,784 shares were redeemed.

All shares of the corporation's 10.24% Cumulative Preferred Stock, in the form of depositary shares, were redeemed on January 2, 1996. The redemption price for each depositary share, representing one-quarter of a share of preferred stock, was the $25 stated value. No shares of the 10.24% Cumulative Preferred Stock were repurchased in 1995.

On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 25,000 shares were held by a subsidiary at December 31, 1995.

The corporation increased its quarterly dividend rate 14.3 percent to 24 cents per common share on September 1, 1995. The dividend increase reflects the corporation's continuing record of strong earnings performance and the corporation's policy of maintaining the dividend payout ratio in a range of 30 to 35 percent. In the first quarter of 1994, the corporation increased the quarterly cash dividend paid to common stockholders from 16.5 cents per share to
18.5 cents per share, representing a 12.1 percent increase in the quarterly dividend rate. The corporation further increased the rate to 21 cents per common share, or 13.5 percent, in the fourth quarter of 1994. Also during the second quarter of 1993, the corporation declared a two-for-one stock split in the form of a 100 percent stock dividend payable June 28, 1993 to holders of record as of June 4, 1993.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) was issued in October 1995 and requires that the impact of the fair value of employee stock-based compensation plans on net income and earnings per share be disclosed on a pro forma basis in a footnote to the consolidated financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Alternatively, FAS 123 permits a company to record the fair value of employee stock-based compensation plans as a component of compensation expense in the statement of income as of the date of grant of awards related to such plans. Adoption of FAS 123 is required for fiscal years beginning after December 15, 1995. The adoption of FAS 123 is not expected to have a material effect on the corporation's consolidated financial statements.


Acquisitions

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In Note 2 to the consolidated financial statements on pages 38 and 39, the corporation has disclosed completed acquisitions for the three years ended December 31, 1995.

At December 31, 1995, the corporation had 11 other pending acquisitions with total assets of approximately $6.6 billion and it is anticipated that cash of $232.5 million and approximately 19.3 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include AMFED Financial, Inc., a $1.6 billion thrift holding company, and PriMerit Bank, a $1.8 billion thrift, both located in Nevada, which will become the corporation's 16th community banking state, as well as Victoria Bankshares, Inc., a $2.0 billion bank holding company based in Victoria, Texas. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1996 and are not, either individually or in the aggregate, significant to the financial statements of the corporation.

Norwest Corporation and Subsidiaries
Consolidated Balance Sheets


In millions, except shares                                                     1995       1994
                                                                          ---------   --------
At December 31,
---------------
Assets
Cash and due from banks.................................................  $ 4,320.3    3,431.2
Interest-bearing deposits with banks....................................       29.4       41.1
Federal funds sold and resale agreements................................      596.8      552.0
                                                                          ---------   --------
  Total cash and cash equivalents.......................................    4,946.5    4,024.3
Trading account securities..............................................      150.6      172.3
Investment securities (fair value $795.8 in 1995 and $1,268.7 in 1994)..      760.5    1,235.1
Investment and mortgage-backed securities available for sale............   15,243.0   13,601.8
                                                                          ---------   --------
  Total investment securities...........................................   16,003.5   14,836.9
Loans held for sale.....................................................    3,343.9    2,031.4
Mortgages held for sale.................................................    6,514.5    3,115.3
Loans and leases, net of unearned discount..............................   36,153.1   32,576.0
Allowance for credit losses.............................................     (917.2)    (789.9)
                                                                          ---------   --------
  Net loans and leases..................................................   35,235.9   31,786.1
Premises and equipment, net.............................................    1,034.1      955.2
Interest receivable and other assets....................................    4,905.4    2,394.4
                                                                          ---------   --------
 Total assets...........................................................  $72,134.4   59,315.9
                                                                          =========   ========

Liabilities and Stockholders' Equity
Deposits
 Noninterest-bearing....................................................  $11,623.9    9,283.1
 Interest-bearing.......................................................   30,404.9   27,140.9
                                                                          ---------   --------
  Total deposits........................................................   42,028.8   36,424.0
Short-term borrowings...................................................    8,527.2    7,850.2
Accrued expenses and other liabilities..................................    2,589.5    2,009.0
Long-term debt..........................................................   13,676.8    9,186.3
                                                                          ---------   --------
  Total liabilities.....................................................   66,822.3   55,469.5
Preferred stock.........................................................      341.2      526.7
Unearned ESOP shares....................................................      (38.9)     (14.7)
                                                                          ---------   --------
  Total preferred stock.................................................      302.3      512.0
Common stock, $1 2/3 par value--authorized 500,000,000 shares:
 Issued 358,332,153 and 323,084,474 shares in 1995 and 1994,
 respectively...........................................................      597.2      538.5
Surplus.................................................................      734.2      578.8
Retained earnings.......................................................    3,496.3    2,950.0
Net unrealized gains (losses) on securities available for sale..........      327.1     (360.4)
Note receivable from ESOP...............................................      (13.3)     (13.3)
Treasury stock--5,571,696 and 13,939,617 common shares in 1995 and
 1994, respectively.....................................................     (125.9)    (350.9)
Foreign currency translation............................................       (5.8)      (8.3)
                                                                          ---------   --------
  Total common stockholders' equity.....................................    5,009.8    3,334.4
                                                                          ---------   --------
  Total stockholders' equity............................................    5,312.1    3,846.4
                                                                          ---------   --------
  Total liabilities and stockholders' equity............................  $72,134.4   59,315.9
                                                                          =========   ========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Income

In millions, except per common share amounts                                         1995       1994     1993
                                                                                   ---------  --------  -------

Years Ended December 31,
------------------------
Interest Income on
Loans and leases.................................................................  $3,955.8   3,071.2   2,648.2
Investment securities............................................................      83.8      71.5     126.4
Investment and mortgage-backed securities available for sale.....................   1,065.3     835.9     710.9
Loans held for sale..............................................................     195.7     111.4      85.3
Mortgages held for sale..........................................................     366.2     257.2     326.8
Money market investments.........................................................      35.7      21.9      19.8
Trading account securities.......................................................      14.8      24.6      28.9
                                                                                   --------   -------   -------
 Total interest income...........................................................   5,717.3   4,393.7   3,946.3
                                                                                   --------   -------   -------
Interest Expense on
Deposits.........................................................................   1,156.3     863.4     852.3
Short-term borrowings............................................................     515.8     290.3     238.1
Long-term debt...................................................................     775.9     436.4     352.5
                                                                                   --------   -------   -------
 Total interest expense..........................................................   2,448.0   1,590.1   1,442.9
                                                                                   --------   -------   -------
Net interest income..............................................................   3,269.3   2,803.6   2,503.4
Provision for credit losses......................................................     312.4     164.9     158.2
                                                                                   --------   -------   -------
Net interest income after provision for credit losses............................   2,956.9   2,638.7   2,345.2
                                                                                   --------   -------   -------
Non-interest Income
Trust............................................................................     240.7     210.3     187.2
Service charges on deposit accounts..............................................     268.8     234.4     211.6
Mortgage banking.................................................................     532.8     581.0     472.3
Data processing..................................................................      72.4      61.6      65.5
Credit card......................................................................     132.8     116.5     114.3
Insurance........................................................................     244.2     207.4     176.8
Other fees and service charges...................................................     230.3     182.3     163.3
Net investment securities gains (losses).........................................       0.6      (0.2)      0.1
Net investment and mortgage-backed securities available for sale gains (losses)..     (36.2)    (79.0)     48.7
Net venture capital gains........................................................     102.1      77.1      59.5
Other............................................................................      76.5      46.9      85.7
                                                                                   --------   -------   -------
 Total non-interest income.......................................................   1,865.0   1,638.3   1,585.0
                                                                                   --------   -------   -------
Non-interest Expenses
Salaries and benefits............................................................   1,745.1   1,573.7   1,474.3
Net occupancy....................................................................     254.4     227.3     189.2
Equipment rentals, depreciation and maintenance..................................     272.7     235.4     202.0
Business development.............................................................     172.2     190.5     151.3
Communication....................................................................     225.0     184.8     168.6
Data processing..................................................................     136.2     113.4     108.2
FDIC assessment and regulatory examination fees..................................      78.6      87.6      79.7
Intangible asset amortization....................................................     124.7      77.0      74.7
Other............................................................................     390.2     406.7     602.4
                                                                                   --------   -------   -------
 Total non-interest expenses.....................................................   3,399.1   3,096.4   3,050.4
                                                                                   --------   -------   -------
Income Before Income Taxes.......................................................   1,422.8   1,180.6     879.8
Income tax expense...............................................................     466.8     380.2     266.7
                                                                                   --------   -------   -------
Net Income.......................................................................  $  956.0     800.4     613.1
                                                                                   ========   =======   =======

Average Common and Common Equivalent Shares......................................     331.7     315.1     307.7

Per Common Share
Net Income
 Primary.........................................................................  $   2.76      2.45      1.89
 Fully Diluted...................................................................      2.73      2.41      1.86

Dividends........................................................................  $  0.900     0.765     0.640

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Cash Flows

In millions                                                                            1995         1994         1993
                                                                                    -----------  -----------  ----------

Years Ended December 31,
------------------------
Cash Flows From Operating Activities
Net income........................................................................  $    956.0        800.4       613.1
Adjustments to reconcile net income to net cash flows from operating activities:
 Provision for credit losses......................................................       312.4        164.9       158.2
 Depreciation and amortization....................................................       311.8        232.2       206.4
 Gains on sales of loans, securities and other assets, net........................       (96.8)       (73.0)     (299.2)
 Release of preferred shares to ESOP..............................................        40.0         26.6          --
 Purchases of trading account securities..........................................   (90,793.2)  (109,556.3)  (64,057.2)
 Proceeds from sales of trading account securities................................    90,718.4    109,561.2    63,932.1
 Originations of mortgages held for sale..........................................   (35,045.1)   (24,905.1)  (33,706.4)
 Proceeds from sales of mortgages held for sale...................................    31,771.4     27,962.8    32,484.0
 Originations of loans held for sale..............................................      (901.0)    (1,351.7)   (1,035.7)
 Proceeds from sales of loans held for sale.......................................       606.8        745.1       855.4
 Deferred income taxes............................................................       (70.4)       312.7       (20.0)
 Interest receivable..............................................................       (94.1)       (66.9)       31.0
 Interest payable.................................................................       148.0         20.5        36.2
 Other assets, net................................................................    (1,853.4)      (540.6)       62.6
 Other accrued expenses and liabilities, net......................................       447.2       (425.0)      284.1
                                                                                    ----------   ----------   ---------
  Net cash flows from (used for) operating activities.............................    (3,542.0)     2,907.8      (455.4)
                                                                                    ----------   ----------   ---------
Cash Flows From Investing Activities
Proceeds from maturities and paydowns of:
 Investment securities............................................................       345.6        949.5       854.9
 Investment and mortgage-backed securities available for sale.....................     1,924.3      2,781.4     3,120.4
Proceeds from sales and calls of:
 Investment securities............................................................       154.4         98.8         0.7
 Investment and mortgage-backed securities available for sale.....................     5,742.6      3,741.6     2,351.6
Purchases of:
 Investment securities............................................................      (524.8)      (509.0)     (657.9)
 Investment and mortgage-backed securities available for sale.....................    (6,159.9)    (8,635.6)   (4,784.4)
Net increase in banking subsidiaries' loans and leases............................      (177.3)    (1,786.2)   (1,253.2)
Principal collected on non-bank subsidiaries' loans and leases....................     5,725.2      4,081.8     4,048.4
Non-bank subsidiaries' loans and leases originated................................    (6,241.7)    (5,342.5)   (4,523.9)
Purchases of premises and equipment...............................................      (208.0)      (266.0)     (226.3)
Proceeds from sales of premises and equipment and other real estate owned.........        50.4        131.8       131.0
Purchases of subsidiaries, net of cash and cash equivalents acquired..............       (94.9)       124.8     2,181.8
Divestiture of branches, net of cash and cash equivalents paid....................        (4.1)       (55.1)         --
                                                                                    ----------   ----------   ---------
 Net cash flows from (used for) investing activities..............................       531.8     (4,684.7)    1,243.1
                                                                                    ----------   ----------   ---------
Cash Flows From Financing Activities
Deposits, net.....................................................................     1,488.7     (1,247.2)      310.9
Short-term borrowings, net........................................................    (1,124.0)     1,736.8    (2,896.1)
Long-term debt borrowings.........................................................     7,329.1      3,508.7     4,301.8
Repayments of long-term debt......................................................    (3,274.8)    (1,270.1)   (2,038.7)
Issuances of preferred stock......................................................        20.0        170.7          --
Repurchases of preferred stock....................................................        (0.4)        (8.4)       (0.7)
Issuances of common stock.........................................................        65.4         49.8        55.9
Repurchases of common stock.......................................................      (233.8)      (482.1)     (124.3)
Net decrease in notes receivable from ESOP........................................          --          3.0         3.2
Dividends paid....................................................................      (337.8)      (268.0)     (219.7)
                                                                                    ----------   ----------   ---------
 Net cash flows from (used for) financing activities..............................     3,932.4      2,193.2      (607.7)
                                                                                    ----------   ----------   ---------
 Net increase in cash and cash equivalents........................................       922.2        416.3       180.0
Cash and cash equivalents
 Beginning of year................................................................     4,024.3      3,608.0     3,428.0
                                                                                    ----------   ----------   ---------
 End of year......................................................................  $  4,946.5      4,024.3     3,608.0
                                                                                    ==========   ==========   =========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                               Net
                                                                           Unrealized
                                                                              Gains
                                                                            (Losses)
In millions, except for shares                                                 on        Notes
                                  Unearned                                 Securities  Receivable               Foreign
                      Preferred     ESOP     Common            Retained    Available      from      Treasury    Currency
                        Stock      Shares    Stock   Surplus   Earnings    for Sale       ESOP        Stock   Translation    Total
                      ----------  ---------  ------  --------  ---------  -----------  -----------  --------  ------------  --------

Balance, December 31,
1992 as originally
 reported............  $ 342.5         --    235.5    551.8    2,008.4           --        (19.5)     (45.7)         (0.3)  3,072.7
Adjustments for
 poolings of
 interests...........     51.5         --     29.6    134.8       80.7           --           --        2.5            --     299.1
                       -------   --------   ------   ------    -------   ----------   ----------     ------   -----------   -------
Balance, December 31,
 1992, restated......    394.0         --    265.1    686.6    2,089.1           --        (19.5)     (43.2)         (0.3)  3,371.8
Net income...........       --         --       --       --      613.1           --           --         --            --     613.1
Dividends on
 Common stock........       --         --       --       --     (188.5)          --           --         --            --    (188.5)
 Preferred stock.....       --         --       --       --      (31.2)          --           --         --            --     (31.2)
Stock split..........       --         --    244.2   (244.2)        --           --           --         --            --        --
Issuance of 4,787,158
 common shares.......       --         --      1.6     73.8      (59.5)          --           --       66.6            --      82.5
Issuance of 4,054,562
 common shares
 for acquisitions....       --         --      2.4    (24.2)      10.1           --           --       49.4            --      37.7
Repurchase of
 4,789,658 common
 shares..............       --         --       --       --         --           --           --     (124.3)           --    (124.3)
Repurchase of 6,450
 preferred shares....     (0.6)        --       --       --       (0.1)          --           --         --            --      (0.7)
Conversion of 320,202
 preferred shares
 into 1,705,410
 common shares.......    (13.4)        --      2.1     11.3         --           --           --         --            --        --
Cash payments
 received on notes
 receivable from
 ESOP................       --         --       --       --         --           --          3.2         --            --       3.2
Tax benefits of
 dividends on common
 stock held by ESOP..       --         --       --       --        0.3           --           --         --            --       0.3
Foreign currency
 translation.........       --         --       --       --         --           --           --         --          (3.0)     (3.0)
                       -------   --------   ------   ------    -------   ----------   ----------     ------   -----------   -------
Balance, December 31,
 1993...............     380.0         --    515.4    503.3    2,433.3           --        (16.3)     (51.5)         (3.3)  3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994.....       --         --       --       --         --        313.4           --         --            --     313.4
Net income...........       --         --       --       --      800.4           --           --         --            --     800.4
Dividends on
 Common stock........       --         --       --       --     (240.2)          --           --         --            --    (240.2)
 Preferred stock.....       --         --       --       --      (27.8)          --           --         --            --     (27.8)
Issuance of 3,022,168
 common shares.......       --         --       --     53.9      (74.1)          --           --       80.5            --      60.3
Issuance of
 13,985,159
 common shares
 for acquisitions....       --         --     18.6     (2.3)      58.4           --           --       73.7            --     148.4
Repurchase of
 18,918,200
 common shares.......       --         --       --       --         --           --           --     (482.1)           --    (482.1)
Issuance of 980,000
 preferred shares,
 net of 125,000
 shares held by
 subsidiary..........    171.0         --       --     (0.3)        --           --           --         --            --     170.7
Issuance of 40,900
 preferred shares to
 ESOP................     40.9      (42.1)      --      1.2         --           --           --         --            --        --
Release of preferred
 shares to ESOP......       --       27.4       --     (0.8)        --           --           --         --            --      26.6
Conversion of
 1,230,280 preferred
 shares to 3,756,975
 common shares.......    (56.8)        --      4.5     23.8         --           --           --       28.5            --        --
Repurchase of 192,220
 preferred shares....     (8.4)        --       --       --         --           --           --         --            --      (8.4)
Change in net
 unrealized gains
 (losses) on
 securities
 available for
 sale...............        --         --       --       --         --       (673.8)          --         --            --    (673.8)
Cash payments
 received on notes
 receivable from
 ESOP...............        --         --       --       --         --           --          3.0         --            --       3.0
Foreign currency
 translation.........       --         --       --       --         --           --           --         --          (5.0)     (5.0)
                       -------   --------   ------   ------    -------   ----------   ----------     ------   -----------   -------
Balance, December
 31, 1994............    526.7      (14.7)   538.5    578.8    2,950.0       (360.4)       (13.3)    (350.9)         (8.3)  3,846.4
Net income...........       --         --       --       --      956.0           --           --         --            --     956.0
Dividends on
 Common stock........       --         --       --       --     (296.6)          --           --         --            --    (296.6)
 Preferred stock.....       --         --       --       --      (41.2)          --           --         --            --     (41.2)
Issuance of 3,289,250
 common shares.......       --         --       --    120.5     (135.6)          --           --       90.9            --      75.8
Issuance of
 34,533,245
 common shares
 for acquisitions....       --         --     51.6     40.6       68.3         16.7           --       95.4            --     272.6
Repurchase of
 8,098,650
 common shares.......       --         --       --       --         --           --           --     (233.8)           --    (233.8)
Issuance of 63,300
 preferred shares to
 ESOP................     63.3      (65.8)      --      2.5         --           --           --         --            --        --
Release of preferred
 shares to ESOP......       --       41.6       --     (1.6)        --           --           --         --            --      40.0
Conversion of
 1,181,900
 preferred shares
 to 13,891,755
 comon shares........   (268.4)        --      7.1     (6.6)      (4.6)          --           --      272.5            --        --
Repurchase of 1,784
 preferred shares....     (0.4)        --       --       --         --           --           --         --            --      (0.4)
Sale of 100,000
 preferred shares
 held by subsidiary..     20.0         --       --       --         --           --           --         --            --      20.0
Change in net
 unrealized
 gains (losses)
 on securities
 available for
 sale................       --         --       --       --         --        670.8           --         --            --     670.8
Foreign currency
 translation.........       --         --       --       --         --           --           --         --           2.5       2.5
                       -------   --------   ------   ------    -------   ----------   ----------     ------   -----------   -------
Balance, December
 31, 1995............  $ 341.2      (38.9)   597.2    734.2    3,496.3        327.1        (13.3)    (125.9)         (5.8)  5,312.1
                       =======   ========   ======   ======    =======   ==========   ==========     ======   ===========   =======

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Norwest Corporation (the corporation) is a diversified financial services company which was organized in 1929 and is registered under the Bank Holding Company Act of 1956, as amended. The corporation owns subsidiaries engaged in banking and a variety of related businesses. The corporation provides retail, commercial, and corporate banking services to its customers through banks located in Arizona, Colorado, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Ohio, South Dakota, Texas, Wisconsin and Wyoming. The corporation provides additional financial services to its customers through subsidiaries engaged in various businesses, principally mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

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

Supplemental disclosures of cash flow information for the years ended December 31 include:


In millions                                             1995     1994     1993
                                                      -------  -------  -------
Interest............................................. $2,299.9  1,569.6  1,481.1
Income taxes.........................................    533.1     22.3    226.0
Transfer of loans to other real estate owned.........     28.6     69.8     69.6

See Notes 2 and 10 for certain non-cash common and preferred stock transactions.

In 1995, credit card receivables totaling $1,007.4 million were transferred to the loans held for sale category pending their sale.

Mortgage-backed securities of $151.0 million, held for investment by First United Bank Group, Inc. (First United), were transferred to available for sale in 1994 to comply with the corporation's investment and interest rate risk policies. Also during 1994, venture capital securities of $122.0 million, originally classified as available for sale, were transferred to the held to maturity category to comply with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (FAS 115). Investment and mortgage-backed securities of $234.2 million were transferred to available for sale in 1993. See Note 4 regarding the transfer of investment securities to available for sale in 1995.

Securities Investment and mortgage-backed securities which the corporation intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Investment and mortgage-backed securities which the corporation intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, securities on which call options have been written, the need to increase regulatory capital or similar factors, are classified as available for sale.

Effective January 1, 1994, the corporation adopted FAS 115. Accordingly, investment and mortgage-backed securities available for sale are measured at fair value. Net unrealized gains and losses, net of deferred taxes, on investments and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of stockholders' equity until realized. The classification of securities is determined at the date of purchase and subsequent transfers, if any, between security classifications are recorded at fair value. Prior to the adoption of FAS 115, investment and mortgage-backed securities available for sale were carried at the lower of aggregate cost or market value. Additionally, investment and mortgage-backed securities were transferred to securities available for sale at their respective carrying values.

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

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (FAS 114 and 118). Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under FAS 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS 114 and 118 did not have a material effect on the corporation's financial position or results of operation.

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

Charge-offs are loans or portions thereof evaluated as uncollectible. Loans made by the domestic consumer finance subsidiaries, unless fully secured by real estate, are generally charged off when the loan is 90 days or more contractually delinquent and no payment has been received for 90 days. Credit card receivables are generally charged off when they become 180 days past due or sooner upon receipt of a bankruptcy notice. Other consumer loans are charged off when certain delinquency criteria are met unless fully secured.

Loans Held for Sale Certain credit card receivables and student loans are classified as held for sale because the corporation does not intend to hold these loans until maturity or sales of the loans are pending. Such loans are carried at the lower of aggregate cost or market value by type of loan. Gains and losses are recorded in non-interest income, based on the difference between sales proceeds and carrying value.

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

Mortgage Servicing Rights Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (FAS 122). Accordingly, the corporation recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated future cash flows. Based upon current fair values and considering outstanding positions of derivative financial instruments utilized as hedges, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. For purposes of performing its impairment evaluation, the corporation stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Capitalized mortgage servicing rights are amortized over the estimated remaining life of the underlying loans and take into account appropriate prepayment assumptions. Prior to adoption of FAS 122, the corporation only capitalized the costs related to purchased mortgage servicing rights.

Premises and Equipment Premises and equipment are stated at cost, less accumulated depreciation and amortization. Owned properties are depreciated on a straight-line basis over their estimated useful lives. Capital lease assets and leasehold improvements are amortized over lease terms on a straight-line basis.

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

Goodwill and Other Intangibles Goodwill represents the unamortized cost of acquiring subsidiaries and other net assets in excess of the appraised value of such net assets at the date of acquisition. Goodwill is amortized over a maximum 15-year period using the straight-line method. Other identifiable intangibles are amortized either on an accelerated basis or straight-line, over various periods which do not exceed 15 years.

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

Options are contracts which grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the underlying financial instrument at a set price during a period or at a specified date in the future. The writer of the option is obligated to purchase or sell the underlying financial instrument if the purchaser chooses to exercise the option. Premiums paid on purchased put options which qualify as hedges are deferred and amortized over the terms of the contracts. Purchased put options are marked to market daily with losses limited to the amount of the option fee. Losses are recognized currently on put options sold when the market value of the underlying security falls below the put price plus the premium received. A premium received on a covered call option sold is deferred until the option matures. If the market value of the related asset is greater than the option strike price, the option will be exercised and the premium recorded as an adjustment of the gain or loss recognized. If the option expires, the premium is recorded in other non-interest income. Uncovered call options sold are marked to market daily with the gain limited to the amount of the option fee.

Interest rate futures and forward contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Interest rate caps and floors require the seller to pay the purchaser, at specified dates, the amount, if any, by which the market interest rate exceeds the agreed-upon cap or falls below the agreed-upon floor, applied to a notional principal amount. Positions which are designated and effectively hedge specific mortgage servicing risk tranches correlate on the basis of certain duration and convexity parameters. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Realized gains and losses on positions used as hedges in mortgage banking operations are deferred and considered in the calculation of market value of the mortgages available for sale or the fair value of capitalized mortgage servicing rights. Positions which are not hedges of specific assets, liabilities or commitments are included in the trading account.

For a discussion of the risks associated with derivatives and the corporation's policies used to monitor such risks refer to Note 15, Derivative Activities.

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

Foreign Currency Translation The accounts of the corporation's foreign consumer finance subsidiaries are measured using local currency as the functional currency. Assets and liabilities are translated into United States dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and included as a separate component of stockholders' equity.

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

Weighted average numbers of common and common equivalent shares applied in calculating earnings per share are as follows:


                              1995         1994        1993
                           -----------  ----------- -----------
Primary..................  331,679,492  315,091,891  307,726,009
Fully diluted............  341,118,009  327,798,536  323,823,259

Change In Accounting for Postemployment Benefits Effective January 1, 1994, the corporation adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" (FAS 112). FAS 112 requires employers to accrue the cost of postemployment benefits during the employees' active service, if the amount of the benefits can be reasonably estimated and payment is probable. The adoption of FAS 112 did not have a material effect on the corporation's financial position or results of operations.

2. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the years ended December 31, 1995, 1994 and 1993 include:


In millions, except share amounts                                                               Common
                                                                                   Cash         Shares
                                                      Date          Assets         Paid         Issued        Method of Accounting
                                                  ------------    ----------    ----------    -----------    ----------------------
1995
Ken-Caryl Investment Company,
 Littleton, Colorado (B)........................     January 5     $   29.0       $    --        149,774                  Purchase
American Republic Bancshares, Inc.,
 Belen, New Mexico (B)..........................     January 6        222.0            --      1,206,546                  Purchase
Independent Bancorp of Arizona, Inc.,
 Phoenix, Arizona (B)...........................   February 12      1,600.0         159.7             --                  Purchase
Parker Bankshares, Incorporated,
 Parker, Colorado (B)...........................   February 28         59.0            --        394,995     Pooling of interests*
Directors Mortgage Loan Corporation,
 Riverside, California (M)......................      March 13        270.8            --     10,545,778     Pooling of interests*
Babbscha Company, Fridley, Minnesota (B)........       April 1         53.0            --        275,921                  Purchase
The First National Bank of Bay City,
 Bay City, Texas (B)............................      April 10        146.0            --        932,642                  Purchase
Goldenbanks of Colorado, Inc.,
 Golden, Colorado (B)...........................         May 1        361.3            --      2,716,629     Pooling of interests*
ITT Financial Corporation - Island Finance
 business (F)...................................         May 4      1,016.1         574.3             --                  Purchase
New Braunfels Bancshares, Inc., New Braunfels,
 Texas (B)......................................        May 10         43.1           7.0             --                  Purchase
United Texas Financial Corporation,
 Wichita Falls, Texas (B).......................        June 1        296.3            --      1,515,851                  Purchase
First American National Bank, Chandler,
 Arizona (B)....................................        June 1         39.0            --        192,831     Pooling of interests*
First Tule Bancorp, Inc., Tulia, Texas (B)......        June 1         61.4           8.3             --                  Purchase
The Ryland Group, Inc. - Mortgage-related
 institutional financial services business (B)..       June 30           --          47.1             --                  Purchase
Comfort Bancshares, Inc., Comfort, Texas (B)....       July 10         41.1           6.2             --                  Purchase
Valley-Hi Investment Company, San Antonio,
 Texas (B)......................................      August 1        121.6            --        427,998                  Purchase
Dickinson Bancorporation, Inc., Dickinson,
 North Dakota (B)...............................      August 8        123.3            --        541,591                  Purchase
Alice Bancshares, Inc., Alice, Texas (B)........  September 15        187.6          40.2             --                  Purchase
State National Bank, El Paso, Texas (B).........     October 2      1,052.3         157.0             --                  Purchase
Liberty National Bank, Austin, Texas (B)........    October 16        167.1          27.3             --                  Purchase
The Foothill Group, Inc., Los Angeles,
 California (B).................................    October 19        905.1            --     15,632,689     Pooling of interests*
The First National Bank in Big Spring,
 Big Spring, Texas (B)..........................    November 1        216.9          38.0             --                  Purchase
Beacon Business Credit Corp.,
 Boston, Massachusetts (B)......................    December 1         30.6          12.5             --                  Purchase
                                                                   --------      --------     ----------
                                                                   $7,042.6      $1,077.6     34,533,245
                                                                   ========      ========     ==========
1994
St. Cloud National Bank & Trust Co.,
 St. Cloud, Minnesota (B).......................     January 1     $  119.0      $     --      1,105,820     Pooling of interests*
St. Cloud Metropolitan Agency, Inc.,
 St. Cloud, Minnesota (B).......................     January 6           --            --         32,969                  Purchase
First United Bank Group, Inc.,
 Albuquerque, New Mexico (B)....................    January 14      3,924.6            --     17,784,916      Pooling of interests
Lindeberg Financial Corporation,
 Forest Lake, Minnesota (B).....................    February 2         55.0            --        413,599     Pooling of interests*
First National Bank of Arapahoe County,
 Aurora, Colorado (B)...........................    February 2         36.0            --        260,896     Pooling of interests*
First National Bank of Lakewood,
 Lakewood, Colorado (B).........................    February 2         61.0            --        337,582     Pooling of interests*
First National Bank of Southeast Denver,
 Denver, Colorado (B)...........................    February 2        134.0            --        803,439     Pooling of interests*
Community Credit Co., Minneapolis,
 Minnesota (F)..................................      March 15        173.0            --      3,726,871     Pooling of interests*


In millions, except share amounts                                                               Common
                                                                                   Cash         Shares
                                                      Date          Assets         Paid         Issued        Method of Accounting
                                                  ------------    ----------    ----------    -----------    ----------------------
Bank of Montana System, Great Falls,
 Montana (B)....................................      April 15        807.0            --      4,174,105     Pooling of interests*
D.L. Bancshares, Inc., Detroit Lakes,
 Minnesota (B)..................................      April 28         78.5          11.9             --                  Purchase
Double Eagle Financial Corporation, Phoenix,
 Arizona (M)....................................         May 1          5.4            --        307,700                  Purchase
American Land Title Company of Kansas City,
 Inc., Kansas City, Missouri (M)................        July 1          0.5            --        166,666                  Purchase
La Porte Bancorp., Hammond, Indiana (B).........  September 15        137.7            --        564,553                  Purchase
Copper Bancshares, Inc., Silver City,
 New Mexico (B).................................     October 2         98.4            --        524,920                  Purchase
Bank of Scottsdale, Scottsdale, Arizona (B).....    October 21         92.8          13.6             --                  Purchase
Texas National Bankshares, Inc.,
 Midland, Texas (B).............................    December 2        187.8          24.5             --                  Purchase
First National Bank of Kerrville,
 Kerrville, Texas (B)...........................    December 9        205.7            --      1,225,000                  Purchase
Alexandria Securities and Investment Company,
 Alexandria, Minnesota (B)......................    December 9         59.3            --        341,039                  Purchase
                                                                   --------      --------     ----------
                                                                   $6,175.7      $   50.0     31,770,075
                                                                   ========      ========     ==========
1993
Rocky Mountain Bankshares, Inc.,
 Aspen, Colorado (B)............................     January 8     $  105.0      $     --        557,084                  Purchase
Merchants & Miners Bancshares, Inc.,
 Hibbing, Minnesota (B).........................    February 1         57.0            --        343,050                  Purchase
BORIS Systems, Inc., East Lansing,
 Michigan (M)...................................    February 1          6.0            --        691,210                  Purchase
Lincoln Financial Corporation, Fort Wayne,
 Indiana (B)....................................    February 9      2,100.1            --      8,529,242      Pooling of interests
Financial Concepts Bancorp, Inc., Green Bay,
 Wisconsin (B)..................................       April 1        175.5            --        847,416     Pooling of interests*
M&D Holding Company, Spring Lake Park,
 Minnesota (B)..................................     October 1         57.1            --        536,084                  Purchase
Ralston Bancshares, Inc., Ralston,
 Nebraska (B)...................................     October 7        101.1            --        548,981     Pooling of interests*
FirstAmerican Bank, N.A., Colorado Springs,
 Colorado (B)...................................    October 29         47.6           4.7             --                  Purchase
Winner Banshares, Inc., Winner,
 South Dakota (B)...............................   December 10         99.0            --        530,737     Pooling of interests*
                                                                   --------      --------     ----------
                                                                   $2,748.4      $    4.7     12,583,804
                                                                   ========      ========     ==========

*Pooling of interest transaction was not material to the corporation's consolidated financial statements; accordingly, previously reported results have not been restated.
B - Banking Group; M - Mortgage Banking; F - Norwest Financial

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

The corporation's financial statements were restated for all periods prior to acquisition of First United. Net income (loss) and net income (loss) per share amounts of the corporation and First United prior to restatement for the year ended December 31, 1993 were:

In millions, except per share amounts

The corporation
  Net income........................................................ $653.6
  Net income per share..............................................
     Primary........................................................   2.13
     Fully diluted..................................................   2.10
First United
  Net loss*......................................................... $(40.5)
  Net loss per share
     Primary........................................................  (3.40)
     Fully diluted..................................................  (3.40)

* First United's net loss includes the additional provision for credit losses of $16.5 million to conform with the corporation's credit loss reserve practices and methods and $83.2 million in charges for merger-related expenses, including termination costs, systems and operations costs, and other asset writedowns.

At December 31, 1995, the corporation had 11 other pending acquisitions with total assets of approximately $6.6 billion, and it is anticipated that cash of $232.5 million and approximately 19.3 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include AMFED Financial, Inc., a $1.6 billion thrift holding company, and PriMerit Bank, a $1.8 billion thrift, both located in Nevada, which will become the corporation's 16th community banking state, as well as Victoria Bankshares, Inc., a $2.0 billion bank holding company based in Victoria, Texas. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1996 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

3. Restrictions on Cash and Due from Banks

The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $575 million and $584 million for the years ended December 31, 1995 and 1994, respectively.

4. Investment Securities

Information related to the amortized cost and fair value of investment securities for each of the three years ended December 31, 1995 is provided in the table below.

Amortized Cost and Fair Values of Investment Securities

                                     1995                                1994                                   1993
                   -------------------------------------  -------------------------------------  -----------------------------------
                                Gross    Gross                        Gross    Gross                        Gross    Gross
                     Amor-    Unreal-  Unreal-              Amor-   Unreal-  Unreal-              Amor-   Unreal-  Unreal-
                     tized       ized     ized    Fair      tized      ized     ized     Fair     tized      ized     ized     Fair
In millions           Cost      Gains   Losses   Value       Cost     Gains   Losses    Value      Cost     Gains   Losses    Value
                   ---------  -------  -------  --------  --------  -------  -------  --------  --------  -------  -------  --------
Held for
 investment:
U.S. Treasury
 and federal
 agencies......... $      --       --       --        --      27.4       --       --      27.4     665.0      5.5       --     670.5
State, municipal
 and housing-tax
 exempt..........         --       --       --        --     712.2     17.1    (16.5)    712.8     632.9     50.1     (1.0)    682.0
Other............      760.5     44.2     (8.9)    795.8     495.5     39.6     (6.6)    528.5     244.8      0.3       --     245.1
Mortgage-backed
 securities:
  Federal
   agencies......         --       --       --        --        --       --       --        --     126.0      2.1       --     128.1
  Collateralized
   mortgage
   obligations...         --       --       --        --        --       --       --        --      25.0       --       --      25.0
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
Total investment
 securities held
 for investment..      760.5     44.2     (8.9)    795.8   1,235.1     56.7    (23.1)  1,268.7   1,693.7     58.0     (1.0)  1,750.7
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
Available for
 sale:
Investment
 securities:
U.S. Treasury
 and federal
 agencies........      969.3     21.9     (5.0)    986.2     932.4      6.3    (15.4)    923.3   1,520.5     77.2     (2.8)  1,594.9
State, municipal
 and housing-
 tax exempt......      793.9     40.7     (8.6)    826.0     107.1      0.3     (3.9)    103.5      96.2      3.7     (0.1)     99.8
Other............      658.1    289.1     (5.4)    941.8     321.2     97.0    (17.4)    400.8     384.5    188.8     (7.1)    566.2
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
 Total investment
  securities
  available for
  sale...........    2,421.3    351.7    (19.0)  2,754.0   1,360.7    103.6    (36.7)  1,427.6   2,001.2    269.7    (10.0)  2,260.9
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
Mortgage-backed
 securities:
  Federal
   agencies......   12,163.2    254.9    (80.0) 12,338.1  12,635.2     19.1   (642.4) 12,011.9   8,889.1    227.5     (7.5)  9,109.1
  Collateralized
   mortgage
   obligations...      147.9      3.2     (0.2)    150.9     165.8      0.5     (4.0)    162.3     132.5      2.7     (0.3)    134.9
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
   Total mortgage-
    backed
    securities
    available
    for sale.....   12,311.1    258.1    (80.2) 12,489.0  12,801.0     19.6   (646.4) 12,174.2   9,021.6    230.2     (7.8)  9,244.0
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
 Total investment
  and mortgage-
  backed
  securities
  available
  for sale.......   14,732.4    609.8    (99.2) 15,243.0  14,161.7    123.2   (683.1) 13,601.8  11,022.8    499.9    (17.8) 11,504.9
                   ---------   ------   ------  --------  --------   ------   ------  --------  --------   ------   ------  --------
Total investment
 securities......  $15,492.9    654.0   (108.1) 16,038.8  15,396.8    179.9   (706.2) 14,870.5  12,716.5    557.9    (18.8) 13,255.6
                   =========   ======   ======  ========  ========   ======   ======  ========  ========   ======   ======  ========

The carrying and fair values of investment securities by maturity at December 31 were:

                                                 1995                    1994
                                          -------------------     ------------------
                                           Carrying      Fair     Carrying      Fair
In millions                                   Value     Value        Value     Value
                                          ---------  --------     --------  --------
Held for investment:
 In one year or less....................  $      --        --         62.0      62.3
 After one year through five years......      262.9     298.2        359.1     396.2
 After five years through ten years.....         --        --        142.4     146.9
 After ten years........................      497.6     497.6        671.6     663.3
                                          ---------  --------     --------  --------
Total investment securities held for
 investment.............................      760.5     795.8      1,235.1   1,268.7
                                          ---------  --------     --------  --------
Available for sale:
Investment securities:
 In one year or less....................      746.2     746.2        338.3     338.3
 After one year through five years......      966.3     966.3        629.0     629.0
 After five years through ten years.....      334.7     334.7        296.6     296.6
 After ten years........................      706.8     706.8        163.7     163.7
                                          ---------  --------     --------  --------
  Total investment securities available
   for sale.............................    2,754.0   2,754.0      1,427.6   1,427.6
                                          ---------  --------     --------  --------
Mortgage-backed securities:
 In one year or less....................       53.5      53.5         30.1      30.1
 After one year through five years......      271.1     271.1        223.2     223.2
 After five years through ten years.....      320.6     320.6        309.3     309.3
 After ten years........................   11,843.8  11,843.8     11,611.6  11,611.6
                                          ---------  --------     --------  --------
  Total mortgage-backed securities
   available for sale...................   12,489.0  12,489.0     12,174.2  12,174.2
                                          ---------  --------     --------  --------
Total investment and mortgage-backed
 securities available for sale..........   15,243.0  15,243.0     13,601.8  13,601.8
                                          ---------  --------     --------  --------
Total investment securities.............  $16,003.5  16,038.8     14,836.9  14,870.5
                                          =========  ========     ========  ========

In November 1995, the Financial Accounting Standards Board announced it would permit companies to make a one-time reclassification of their investment securities in conjunction with the issuance of a Special Report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The corporation transferred the remaining federal agency and state, municipal and housing tax exempt securities with amortized costs of $27.4 million and $665.2 million, respectively, from held for investment to available for sale as of December 31, 1995. Unrealized gains related to such securities transferred amounted to $25.3 million.

Interest income on investment securities for each of the three years ended December 31 was:


In millions                                              1995      1994     1993
                                                      --------    ------   ------
Held for investment:
U.S. Treasury and federal agencies.................   $    1.3      1.3     44.0
State, municipal and housing-tax exempt............       48.4     50.7     55.8
Other..............................................       34.1     19.5     17.3
Mortgage-backed securities:
 Federal agencies..................................         --       --      8.2
 Collateralized mortgage obligations...............         --       --      1.1
                                                      --------    -----    -----
Total investment securities held for investment....       83.8     71.5    126.4
                                                      --------    -----    -----
Available for sale:
Investment securities:
U.S. Treasury and federal agencies.................       73.5     93.9    101.6
State, municipal and housing-tax exempt............        6.5      5.4      4.8
Other..............................................       39.5     20.9     12.1
                                                      --------    -----    -----
  Total investment securities available for sale...      119.5    120.2    118.5
                                                      --------    -----    -----
Mortgage-backed securities:
 Federal agencies..................................      934.1    707.3    561.3
 Collateralized mortgage obligations...............       11.7      8.4     31.1
                                                      --------    -----    -----
  Total mortgage-backed securities available
   for sale........................................      945.8    715.7    592.4
                                                      --------    -----    -----
Total investment and mortgage-backed securities
 available for sale................................    1,065.3    835.9    710.9
                                                      --------    -----    -----
Total investment securities........................   $1,149.1    907.4    837.3
                                                      ========    =====    =====

Investment securities (including securities available for sale) carried at $5,610.7 million and $5,333.9 million were pledged to secure public or trust deposits or for other purposes at December 31, 1995 and 1994, respectively.

Total gross realized gains and gross realized losses from the sale of investment securities for each of the three years ended December 31 were:


In millions                                            1995     1994    1993
                                                      ------  ------  ------
Held for investment:
Investment securities:
  Gross realized gains.............................   $  0.7     0.9     0.1
  Gross realized losses............................     (0.1)   (1.1)     --
                                                      ------   -----   -----
Net realized gains (losses) on investment
 securities held for investment....................   $  0.6    (0.2)    0.1
                                                      ======   =====   =====
Available for sale:
Investment securities:
  Gross realized gains.............................   $ 14.8    28.3    24.4
  Gross realized losses............................    (21.3)  (75.9)   (3.4)
                                                      ------   -----   -----
  Net realized gains (losses)......................     (6.5)  (47.6)   21.0
                                                      ------   -----   -----
Mortgage-backed securities:
  Gross realized gains.............................     50.5    17.1    35.6
  Gross realized losses............................    (80.2)  (48.5)   (7.9)
                                                      ------   -----   -----
  Net realized gains (losses)......................    (29.7)  (31.4)   27.7
                                                      ------   -----   -----
Net realized gains (losses) on investment and
 mortgage-backed securities available for sale.....   $(36.2)  (79.0)   48.7
                                                      ======   =====   =====
Venture capital securities:
  Gross realized gains.............................   $129.3    85.4    73.2
  Gross realized losses............................    (27.2)   (8.3)  (13.7)
                                                      ------   -----   -----
Net venture capital realized gains.................   $102.1    77.1    59.5
                                                      ======   =====   =====

Certain investment securities with a total amortized cost of $97.0 million, $102.6 million and $29.5 million were sold during 1995, 1994 and 1993, respectively, by the corporation principally because such securities were called by the issuers prior to maturity, or in certain cases due to significant deterioration in the creditworthiness of the related issuers.

5. Loans and Leases

The carrying values of loans and leases at December 31 were:


In millions                                               1995         1994
                                                       -----------  ----------
Commercial, financial and industrial..................  $ 9,327.3     7,434.4
Agricultural..........................................    1,090.8       956.0
Real estate
  Secured by 1-4 family residential properties........    8,592.9     8,959.2
  Secured by development properties...................    2,024.0     1,513.8
  Secured by construction and land development........      742.0       568.1
  Secured by owner-occupied properties................    2,149.9     2,075.8
Consumer..............................................   10,520.7     8,304.9
Credit card...........................................    1,666.1     2,511.0
Lease financing.......................................      815.7       764.5
Foreign
  Consumer............................................      705.2       486.1
  Commercial..........................................      196.1       129.8
                                                        ---------    --------
    Total loans and leases............................   37,830.7    33,703.6
Unearned discount.....................................   (1,677.6)   (1,127.6)
                                                        ---------    --------
    Total loans and leases, net of
    unearned discount.................................  $36,153.1    32,576.0
                                                        =========    ========

Changes in the allowance for credit losses were:


In millions                                     1995        1994        1993
                                              --------    --------    --------
Balance at beginning of year.................  $ 789.9      789.2       773.1
 Allowances related to assets
  acquired, net..............................    119.1       29.0        36.2
 Provision for credit losses.................    312.4      164.9       158.2

 Credit losses...............................   (421.2)    (314.8)     (310.3)
 Recoveries..................................    117.0      121.6       132.0
                                               -------     ------      ------
  Net credit losses..........................   (304.2)    (193.2)     (178.3)
                                               -------     ------      ------
Balance at end of year.......................  $ 917.2      789.9       789.2
                                               =======     ======      ======

Total non-performing assets and 90-day past due loans and leases at December 31 were:


In millions                                       1995     1994
                                               --------  -------
Impaired loans
 Non-accrual..................................  $100.1     96.8
 Restructured.................................     2.0      1.8
                                                ------    -----
  Total impaired loans........................   102.1     98.6
Other non-accrual loans and leases............    66.8     31.7
                                                ------    -----
 Total non-accrual and restructured
  loans and leases............................   168.9    130.3
Other real estate owned.......................    37.1     29.6
                                                ------    -----
 Total non-performing assets..................   206.0    159.9
Loans and leases past due 90 days or more*....    91.9     58.4
                                                ------    -----
 Total non-performing assets and
  90-day past due loans and leases............  $297.9    218.3
                                                ======    =====

*Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the years ended December 31, 1995 and 1994 were $88.1 million and $121.7 million, respectively. The allowance for credit losses related to impaired loans at December 31, 1995 and 1994 was $43.3 million and $31.6 million, respectively. Impaired loans of $2.7 million and $4.6 million were not subject to a related allowance for credit losses at December 31, 1995 and 1994, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:


In millions                                  1995     1994    1993
                                            -------  ------  ------
Interest income
 As originally contracted..................  $15.3    15.4    19.4
 As recognized.............................   (3.6)   (3.1)   (5.5)
                                             -----    ----    ----
  Reduction of interest income.............  $11.7    12.3    13.9
                                             =====    ====    ====

There were no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1995.

Leveraged lease financing amounted to $140.9 million and $136.9 million at December 31, 1995 and 1994, respectively. Deferred income taxes related to leveraged leases amounted to $111.2 million and $103.4 million at the same dates, respectively.

Loans and leases totaling $4,325.2 million and $4,263.7 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1995 and 1994, respectively.

Loans to executive officers and directors (and their associates) of the corporation and its significant subsidiaries, made in the ordinary course of business, were not material at December 31, 1995 and 1994.

Loans held for sale at December 31, 1995 totaled $3,343.9 million, consisting of $2,336.5 million in student loans and $1,007.4 million in credit card receivables. Loans held for sale at December 31, 1994 consisted of $2,031.4 million in student loans.

During the fourth quarter of 1995, $1.0 billion of credit card receivables, comprised of approximately $750 million in balances added through national direct mail campaigns and approximately $250 million required to be sold under a contractual agreement, were transferred to the loans held for sale category pending their sale. A net charge of $11.0 million was taken in the fourth quarter of 1995 on the transfer to the held for sale category.

6. Premises and Equipment

The carrying value of premises and equipment at December 31 was:


In millions                                            1995      1994
                                                    ---------   -------
Owned
Land..............................................  $   124.3     106.8
Premises and improvements.........................      798.8     719.1
Furniture, fixtures and equipment.................    1,137.3   1,005.3
                                                    ---------   -------
  Total...........................................    2,060.4   1,831.2
                                                    ---------   -------
Capitalized leases
Premises..........................................       20.1      20.1
Equipment.........................................        4.5      16.5
                                                    ---------   -------
  Total...........................................       24.6      36.6
                                                    ---------   -------
Total premises and equipment......................    2,085.0   1,867.8
Less accumulated depreciation and amortization....   (1,050.9)   (912.6)
                                                    ---------   -------
Premises and equipment, net.......................  $ 1,034.1     955.2
                                                    =========   =======

7. Short-term Borrowings

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.

At December 31, 1995, the corporation had available lines of credit totaling $2,356.6 million, including $2,056.6 million at a subsidiary, Norwest Financial. These financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

At December 31, 1995, the corporation had commercial paper placement agreements totaling $300.0 million (included in the $2,356.6 million reported in the preceding paragraph).


Short-Term Borrowings

                                                          1995             1994               1993
                                                    ----------------   ----------------   ----------------
In millions, except rates                            Amount    Rate     Amount    Rate     Amount    Rate
                                                    --------  ------   --------  ------   --------  ------
At December 31,
Commercial paper..................................  $3,129.2   5.77%   $2,544.9   5.87%   $2,711.6   3.56%
Federal funds purchased and securities sold under
 agreements to repurchase.........................   3,563.6   5.10     4,252.5   5.79     2,202.8   2.72
Other.............................................   1,834.4   5.88     1,052.8   5.68     1,082.4   3.23
                                                    --------           --------           --------
  Total...........................................  $8,527.2   5.52    $7,850.2   5.81    $5,996.8   3.19
                                                    ========           ========           ========
For the year ended December 31,
Average daily balance
Commercial paper..................................  $3,364.3   6.01%   $2,672.1   4.42%   $2,675.0   3.37%
Federal funds purchased and securities sold under
 agreements to repurchase.........................   3,854.9   5.78     2,966.7   4.34     3,509.0   3.01
Other.............................................   1,518.4   5.97       989.7   4.38     1,127.0   3.83
                                                    --------           --------           --------
 Total............................................  $8,737.6   5.90    $6,628.5   4.38    $7,311.0   3.27
                                                    ========           ========           ========
Maximum month-end balance
Commercial paper..................................  $4,981.0    NA     $2,949.3    NA     $3,084.6    NA
Federal funds purchased and securities sold under
 agreements to repurchase.........................   5,670.6    NA      4,252.5    NA      4,729.7    NA
Other.............................................   2,321.1    NA      1,341.6    NA      1,590.2    NA

NA--Not applicable.

8. Certificates of Deposit Over $100,000

The corporation had certificates of deposit over $100,000 of $2,504.6 million and $2,050.7 million at December 31, 1995 and 1994, respectively. Interest expense on certificates of deposit over $100,000 was $139.9 million, $69.4 million and $90.2 million for the years ended December 31, 1995, 1994 and 1993, respectively. There were no brokered certificates of deposit at December 31, 1995 and 1994.

9. Long-term Debt

Long-term debt at December 31 consisted of:


In millions                                                                    1995      1994
                                                                            ---------    -------
Norwest Corporation (parent company only)
Medium-Term Notes, Series A, 4.80% to 5.74%, due 1996 to 1998.............  $    57.5      60.3
Floating Rate Medium-Term Notes, Series B, due 1995.......................         --     200.0
Medium-Term Notes, Series C, 4.34% to 5.14%, due 1996 to 1998.............       23.4      44.6
Floating Rate Medium-Term Notes, Series C, due 1996 to 1998...............      180.4     255.4
Medium-Term Notes, Series D, 7.125% to 8.15%, due 1999 to 2001............      375.0     375.0
Floating Rate Medium-Term Notes, Series D, due 1996 to 1999...............      600.0     600.0
Medium-Term Notes, Series E, 7.70% to 8.67%, due 1996 to 2002.............      750.0        --
Floating Rate Medium-Term Notes, Series E, due 1997 to 1998...............      250.0     200.0
Medium-Term Notes, Series F, 6.50% to 7.68%, due 2000 to 2005.............    1,000.0        --
Medium-Term Notes, Series G, 5.75% to 6.375%, due 1998 to 2005............    1,050.0        --
Floating Rate Medium-Term Notes, Series G, due 1998.......................       25.0        --
Senior Notes, 11.22% due 1995.............................................         --      10.0
5.75% Senior Notes, due 1998..............................................      100.0     100.0
6% Senior Notes, due 2000.................................................      200.0     200.0
Senior Debt, 7.816% due 1996..............................................      150.0     150.0
6.003% Senior Note, due 1997..............................................      200.0        --
Floating Rate Senior Note, due 1996.......................................      330.0        --
ESOP Series A Notes, 8.42% due 1996.......................................       31.0      31.0
ESOP Series B Notes, 8.52% due 1999.......................................       13.3      13.3
9 1/4% Subordinated Capital Notes, due 1997...............................      100.0     100.0
6 5/8% Subordinated Notes, due 2003.......................................      200.0     200.0
6 3/4% Convertible Subordinated Debentures, due 2003......................        0.1       0.2
6.65% Subordinated Debentures, due 2023...................................      200.0     200.0
Other notes...............................................................        5.2       5.4
                                                                            ---------   -------
 Total....................................................................    5,840.9   2,745.2
                                                                            ---------   -------
Norwest Financial, Inc. and its subsidiaries
Senior Notes, 5.125% to 8.875%, due 1996 to 2007..........................    3,864.5   2,797.6
Senior Subordinated Notes, 4.85% to 8.78%,  due 1996 to 1997..............      217.0     295.0
                                                                            ---------   -------
 Total....................................................................    4,081.5   3,092.6
                                                                            ---------   -------
Other consolidated subsidiaries
FHLB Notes and Advances, 3.15% to 8.38%, due 1997 through 2024............      465.0     268.5
Floating Rate FHLB Advances, due 1996 through 2000........................    3,202.7   2,443.8
Floating Rate Student Loan Marketing Association Advances, due 1995.......         --     500.0
12.25% Senior Notes, due 1998 to 2000.....................................        3.3      76.0
Senior Subordinated Notes, 7.34% to 10.13%, due 1997 to 1998..............         --       5.8
Floating Rate Senior Note, due 1997.......................................       20.0        --
Other notes and debentures, due 1996 through 2005.........................       44.9      35.3
Mortgages payable.........................................................        0.5       0.4
Capital lease obligations.................................................       18.0      18.7
                                                                            ---------   -------
 Total....................................................................    3,754.4   3,348.5
                                                                            ---------   -------
 Consolidated long-term debt..............................................  $13,676.8   9,186.3
                                                                            =========   =======

Notes and debentures of the corporation and Norwest Financial, Inc. and its subsidiaries are unsecured.

During 1995, the corporation issued $2.875 billion of Medium-Term Notes. This included $800 million of Medium-Term Notes, Series E, $1 billion of Medium-Term Notes, Series F, and $1.075 billion of Medium-Term Notes, Series G.

The Medium-Term Notes, Series G, have maturities ranging from September 1998 to December 2005, and consist of $1.050 billion of fixed rate notes and $25 million of floating rate notes. The fixed rate Medium-Term Notes, Series G, bear interest at rates ranging from 5.75 percent to 6.375 percent and the floating rate Medium-Term Notes, Series G, reset periodically at an interest rate of three-month LIBOR plus eight basis points. The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $600 million of the fixed rate Medium-Term Notes, Series G, for floating interest rates. The $600 million of Medium-Term Notes, Series G, combined with the interest rate swap agreements provide the corporation with $200 million of funds at an effective rate of three-month LIBOR less 11 basis points, $200 million of funds at an effective rate of three-month LIBOR less four basis points, and $200 million of funds at an effective rate of three-month LIBOR plus two basis points.

The Medium-Term Notes, Series F, have maturities ranging from April 2000 to June 2005. All of the Series F notes are fixed rate notes, and bear interest at rates ranging from 6.50 percent to 7.68 percent. The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $700 million of the fixed rate Medium-Term Notes, Series F, for floating interest rates. The $700 million of Medium-Term Notes, Series F, combined with the interest rate swap agreements provide the corporation with $200 million of funds at an effective rate of three-month LIBOR less 103 basis points, $100 million of funds at an effective rate of three-month LIBOR plus seven basis points, $200 million of funds at an effective rate of three-month LIBOR plus 17 basis points and $200 million of funds at an effective rate of three-month LIBOR less 21 basis points.

The Medium-Term Notes, Series E, have maturities ranging from December 1996 to March 2002, and consist of $750 million of fixed rate notes and $250 million of floating rate notes. The fixed rate Medium-Term Notes, Series E, bear interest at rates ranging from 7.70 percent to 8.67 percent. The rates on the floating rate notes reset periodically at interest rates ranging from three-month LIBOR plus five basis points to three-month LIBOR plus 10 basis points. The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $425 million of the fixed rate Medium-Term Notes, Series E, for floating interest rates. The $425 million of Medium-Term Notes, Series E, combined with the interest rate swap agreements provide the corporation with $225 million of funds at an effective rate of three-month LIBOR plus five basis points, and $200 million of funds at an effective rate of three-month LIBOR.

The corporation has $600 million in floating rate Medium-Term Notes, Series D. The rates reset periodically at interest rates ranging from one-month LIBOR to three-month LIBOR plus five basis points. The corporation has $375 million in fixed rate Medium-Term Notes, Series D, bearing interest at rates ranging from
7.125 percent to 8.15 percent, maturing from August 1999 to November 2001. The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on the fixed rate Medium-Term Notes, Series D, for floating interest rates. The $375 million of Medium-Term Notes, Series D, combined with the interest rate swap agreements provide the corporation with $100 million of funds at an effective rate of three-month LIBOR less 83 basis points, $50 million of funds at an effective rate of one-month LIBOR less 104 basis points, $25 million of funds at an effective rate of one-month LIBOR less 70 basis points, $100 million of funds at an effective rate of three-month LIBOR less 40 basis points, and $100 million of funds at an effective rate of three-month LIBOR less four basis points.

The corporation has $180.4 million in floating rate Medium-Term Notes, Series C. The rates reset periodically at interest rates ranging from three-month LIBOR plus five basis points to three-month LIBOR plus 15 basis points.

The corporation has entered into $55 million of interest rate swap agreements on $55 million of Medium-Term Notes, Series A, to exchange the fixed rate interest for a floating rate. The Medium-Term Notes, Series A, combined with the interest rate swap agreements provide the corporation with $55 million of funds at an effective rate of three-month LIBOR plus two basis points. In addition, the corporation has entered into $20 million of interest rate swap agreements to exchange the fixed rate interest on $20 million of Medium-Term Notes, Series C, for a floating rate. The fixed rate Medium-Term Notes, Series C, combined with the interest rate swap agreements provide the corporation with $20 million of funds at an effective rate of three-month LIBOR plus five basis points.

The Medium-Term Notes represent senior, unsubordinated debt and rank equally with all other unsecured and unsubordinated debt of the corporation.

The full principal amount of the Series A ESOP Notes is due April 26, 1996. The Series B ESOP Notes require payments of $4.4 million on April 25, 1997 and 1998, with the balance due April 26, 1999.

During 1995, the corporation issued $530 million in senior debt. The corporation issued a $200 million fixed rate note, bearing interest at 6.003 percent and maturing September 26, 1997. The corporation issued a $330 million floating rate note on which the interest rate resets periodically at a rate of one-month LIBOR and which matures October 29, 1996.

The $150 million senior debt bears interest at a fixed rate of 7.816 percent and matures December 13, 1996. The note represents senior unsubordinated debt of the corporation and ranks equally with present and future unsecured and unsubordinated debt of the corporation. Payment of principal may be accelerated only in the case of a default in the payment of interest for a period of thirty days or in the case of bankruptcy of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest on any other note of the corporation or in the lack of performance of any covenant of the corporation. The corporation has entered into an interest rate swap agreement to exchange the fixed interest rate for a floating rate. The senior debt combined with the interest rate swap agreement provides the corporation with funds at an effective rate of three-month LIBOR less 14 basis points.

The 9 1/4 percent Subordinated Capital Notes due 1997 are redeemable at the option of the corporation at the principal amount in exchange for an equivalent market value of common stock, perpetual preferred or other eligible primary capital securities of the corporation or cash at the bondholder's election if the corporation determines that the debt no longer constitutes primary capital or ceases to be treated as primary capital by the regulatory authorities. The corporation is required to sell or issue common stock, preferred stock or any other capital securities, as determined by the regulatory authorities, and dedicate the proceeds to the retirement or redemption of the principal amount of these subordinated capital notes. Proceeds of equity offerings have been designated to redeem the full amount of the subordinated debentures.

The corporation has entered into interest rate swap agreements to exchange the fixed interest rate on $50 million of the 9 1/4 percent Subordinated Capital Notes for a floating rate through 1997. The 9 1/4 percent Subordinated Capital Notes combined with the interest rate swap agreements provide the corporation with $50 million of funds at an effective rate of six-month LIBOR plus 13 basis points.

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

The 6 3/4 percent Convertible Subordinated Debentures due 2003 can be converted into common stock of the corporation at $5 per share subject to adjustment for certain events. Repayment is subordinated, but only to the extent described in the indenture relating to the debentures, to the prior payment in full of all of the corporation's obligations for borrowed money. The subordinated debentures are redeemable at the principal amount plus a premium of 68 basis points in 1996, 34 basis points in 1997 and thereafter without a premium.

The 6.65 percent Subordinated Debentures due 2023 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

During 1995, Norwest Financial, Inc. and subsidiaries issued a total of $1.2 billion of senior notes bearing interest at rates ranging from 6.23 percent to
8.38 percent and due dates ranging from April 1997 to December 2007.

The floating rate FHLB advances bear interest at rates ranging from LIBOR less 17 basis points to LIBOR less seven basis points, the one-month LIBOR less 15 basis points to the one-month LIBOR less two basis points, and the three-month LIBOR less 15 basis points to the three-month LIBOR. The maturities of the FHLB advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Based upon these factors and the LIBOR rate in effect at December 31, 1995, the maturity dates range from 1996 to 2000. The floating rate senior note due March 1997 bears interest at three-month LIBOR less three basis points.

Mortgages payable consist of notes secured by deeds of trust on premises and certain other real estate owned with a net book value of $0.5 million at December 31, 1995. Interest rates on the mortgages payable range up to 12.00 percent with maturities through the year 1998.

Maturities of long-term debt at December 31, 1995 were:


                                                                   Parent
In millions                                 Consolidated     Company Only
                                            ------------     ------------
1996......................................     $ 4,063.6          1,259.9
1997......................................       1,794.8            905.3
1998......................................       1,929.5            743.2
1999......................................         979.0            480.1
2000......................................       1,591.4            825.6
Thereafter................................       3,318.5          1,626.8
                                               ---------          -------
 Total....................................     $13,676.8          5,840.9
                                               =========          =======

10. Stockholders' Equity

Preferred and Preference Stock The corporation is authorized to issue 5,000,000 shares of preferred stock without par value and 4,000,000 shares of preference stock, without par value. Shares of preferred stock and preference stock have such powers, preferences and rights as may be determined by the corporation's board of directors, provided that each share of preference stock will not be entitled to more than one vote per share. No shares of preference stock are currently outstanding. A summary of the corporation's preferred stock at December 31 is presented below.



                                                                                       Annual
In millions, except share and per share amounts                                       Dividend       Amount
                                                                Shares Outstanding      Rate       Outstanding
                                                              ----------------------  ---------  ---------------
                                                                 1995        1994       1995      1995     1994
                                                              ---------   ---------   ---------  ------   ------
10.24% Cumulative, $100 stated value........................  1,127,125   1,127,125     10.24%   $112.7    112.7
Cumulative Tracking, $200 stated value......................    980,000     980,000      9.30%    196.0    196.0
Cumulative Convertible, Series B, $200 stated value.........         --   1,143,675      7.00%       --    228.7
ESOP Cumulative Convertible, $1,000 stated value............     12,984      14,265      9.00%     13.0     14.3
1995 ESOP Cumulative Convertible, $1,000 stated value.......     24,572          --     10.00%     24.5       --
Less: Cumulative Tracking shares held by a subsidiary.......    (25,000)   (125,000)               (5.0)   (25.0)
                                                              ---------   ---------              ------    -----
                                                              2,119,681   3,140,065               341.2    526.7
                                                              =========   =========
Unearned ESOP shares........................................                                      (38.9)   (14.7)
                                                                                                 ------    -----
 Total preferred stock......................................                                     $302.3    512.0
                                                                                                 ======    =====

On March 28, 1995, the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share (1995 ESOP Preferred Stock). On March 31, 1994, the corporation issued 40,900 shares of ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share. All shares of the 1995 ESOP Preferred Stock and the ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) were issued to a trustee acting on behalf of the Norwest Corporation Savings Investment Plan and Master Savings Trust (the Plan). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 10.00 percent for the 1995 ESOP Preferred Stock and 9.00 percent for the ESOP Cumulative Convertible Preferred Stock. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During 1995 and 1994, 40,009 shares and 26,635 shares of ESOP Preferred Stock were converted into 1,360,749 shares and 1,094,593 shares of common stock of the corporation, respectively. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designations of the ESOP Preferred Stock.

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

On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 25,000 shares and 125,000 shares were held by a subsidiary at December 31, 1995 and 1994, respectively. Dividends on shares of Cumulative Tracking Preferred Stock are cumulative from the date of issue and are payable quarterly. The initial dividend rate is 9.30 percent per annum. The dividend rate is reset on January 1, 2000, and on January 1 of each fifth year thereafter. The reset rate is the greater of the 5-, 10-, 30-year Treasury rate or three-month LIBOR plus 250 basis points. At the time of initial issuance of the shares of Cumulative Tracking Preferred Stock, the holders thereof became assignees of the corporation's beneficial interest in an equivalent number of Class A preferred limited liability company interests of Residential Home Mortgage, L.L.C., a subsidiary of the corporation. Holders of shares of Cumulative Tracking Preferred Stock are entitled to receive, in addition to the dividends, certain additional cash distributions that are based on the results of operations of the limited liability company. The shares of Cumulative Tracking Preferred Stock may be redeemed after December 31, 1999, at the option of the corporation. The shares of Cumulative Tracking Preferred Stock rank on a parity, both as to payment of dividends and the distribution of assets upon liquidation, with the corporation's ESOP Preferred Stock and 10.24% Cumulative Preferred Stock. The Cumulative Tracking Preferred Stock ranks prior, both as to payment of dividends and the distribution of assets upon liquidation, to common stock and, if any, the corporation's junior participating preferred stock. At December 31, 1995, there were two holders of record of the Cumulative Tracking Preferred Stock.

The corporation had outstanding 1,127,125 shares of 10.24% Cumulative Preferred Stock, $100 stated value per share, in the form of 4,508,500 depositary shares, each of which represented ownership of one-quarter of a share of such preferred stock. Dividends were cumulative from the date of issue and were payable quarterly at 10.24% per annum. On January 2, 1996, all of the outstanding shares of the 10.24% Cumulative Preferred Stock and related depositary shares were redeemed at the $100 stated value. During 1994, the corporation repurchased 4,125 shares of 10.24% Cumulative Preferred Stock.

All shares of the corporation's Cumulative Convertible Preferred Stock, Series B, $200 stated value per share, in the form of depositary shares, were called for redemption on September 1, 1995. Each depositary share, which represented one-quarter of a share of such preferred stock, was convertible at the option of the stockholder into approximately 2.74 shares of the corporation's common stock or redeemable at a price of $52.10 per depositary share plus accrued dividends. Dividends were cumulative from the date of issue and had been payable quarterly at a rate of 7.00 percent per annum. During 1995, 1,141,891 shares of Cumulative Convertible Preferred Stock, Series B, were converted into 12,531,003 shares of common stock of the corporation and 1,784 of such preferred shares were redeemed. During 1994, 75 shares of Cumulative Convertible Preferred Stock, Series B, were converted into 823 shares of common stock of the corporation.

In conjunction with the acquisition of First United in 1994, $30.2 million of preferred stock of First United was converted into common stock of the corporation.

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

In 1995, 1994 and 1993, holders of $135 thousand, $25 thousand and $6.9 million, respectively, of convertible subordinated debentures and the 12 percent convertible notes exchanged such debt for 27,000 shares, 5,000 shares and 695,016 shares, respectively, of the corporation's common stock. At December 31, 1995, there were six holders of record of the convertible subordinated debentures.

Common stockholders may purchase shares of common stock at market prices with no sales charges through a dividend reinvestment plan. Stockholders may purchase additional shares up to $30,000 per quarter with no sales charges under the terms of the plan.

The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:


                                                                                   1995          1994
                                                                                ----------    ----------
Stock incentive plans.........................................................  22,284,062    23,638,647
Convertible subordinated debentures and warrants*.............................  13,518,588     8,045,500
Dividend reinvestment.........................................................     155,872       632,777
Invest Norwest Program........................................................   1,471,126       622,610
Savings Investment Plans and Executive Incentive Compensation Plan............   6,581,393     3,121,951
Cumulative Convertible Preferred Stock, Series B..............................          --    12,619,203
Directors' Formula Stock Award and Stock Deferral Plans.......................     347,101       371,691
Employees' deferral plans.....................................................   1,038,214     1,125,165
                                                                                ----------    ----------
  Total.......................................................................  45,396,356    50,177,544
                                                                                ==========    ==========

*Includes warrants issued by the corporation to subsidiaries to purchase shares of the corporation's common stock as follows: 5,500,088 shares at $75.00 per share in 1995 and 8,000,000 shares at $70.00 per share in 1994.

Each share of the corporation's common stock includes one preferred share purchase right. These rights will become exercisable only if a person or group acquires or announces an offer to acquire 25 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 15 percent by the Board prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one four-hundredth of a share of a new series of junior participating preferred stock at a price of $175 for each one one-hundredth of a preferred share. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the corporation's common stock or shares in an "acquiring entity" at one-half of the then current market value. The corporation will generally be entitled to redeem the rights at one-quarter cent per right at any time before they become exercisable. The rights will expire on November 23, 1998, unless extended, previously redeemed or exercised. The corporation has reserved 1.25 million shares of preferred stock for issuance upon exercise of the rights.

11.  Employee Benefit and Stock Incentive Plans

Savings Investment Plans Under the Savings Investment Plan (SIP), each eligible employee may contribute on a before-tax basis up to 12 percent of his or her certified earnings, and the contributions will be matched 100 percent by the corporation up to six percent of the employee's certified earnings. However, beginning January 1, 1995, SIP participants who are also eligible to participate in the Employees' Deferred Compensation Plan may only contribute up to six percent of certified earnings. The corporation's matching contributions vest 25 percent per year of eligibility. All of the corporation's matching contributions are invested in the corporation's common stock. The employee's contributions are invested in a bond, equity, S&P 500 Index, stable return or Norwest common stock fund, or a combination thereof, at the employee's direction. The corporation also maintains a Supplemental Savings Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code, are credited to an account for the participant. Contribution expense for the plans amounted to $37.5 million, $30.4 million and $22.4 million in 1995, 1994 and 1993, respectively.

The corporation's SIP contains Employee Stock Ownership Plan (ESOP) provisions under which the SIP may borrow money to purchase the corporation's common or preferred stock. In 1995 and 1994, the corporation loaned money to the SIP which was used to purchase shares of the corporation's ESOP Preferred Stock. As ESOP Preferred Stock is released and converted into common shares, compensation expense is recorded equal to the current market price of the common shares. Dividends on the common shares allocated as a result of the release and conversion of the ESOP Preferred Stock are recorded as a reduction of retained earnings and the shares are considered outstanding for purposes of earnings per share computations. Dividends on the unallocated ESOP Preferred Stock are not recorded as a reduction of retained earnings, and the shares are not considered to be common stock equivalents for purposes of earnings per share computations. Each quarter, the corporation makes contributions to the SIP which, along with dividends paid on the ESOP Preferred Stock, are used to make loan principal and interest payments. With each principal and interest payment, a portion of the ESOP Preferred Stock is released and, after conversion of the ESOP Preferred Stock into common shares, allocated to participating employees.

In 1989, the corporation loaned money to the SIP which was used to purchase shares of the corporation's common stock (the 1989 ESOP shares). The corporation accounts for the 1989 ESOP shares in accordance with AICPA Statement of Position 76-3. Accordingly, the corporation's ESOP loans to the SIP related to the purchase of the 1989 ESOP shares are recorded as a reduction of stockholders' equity, and compensation expense based on the cost of the shares is recorded as shares are released and allocated to participants' accounts. The 1989 ESOP shares are considered outstanding for purposes of earnings per share computations and dividends on the shares are recorded as a reduction to retained earnings. The loans from the corporation to the SIP are repayable in monthly installments through April 26, 1999, with interest at 8.45 percent. Interest income on these loans was $1.1 million, $1.2 million and $1.6 million in 1995, 1994 and 1993, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $3.7 million, $3.7 million and $3.8 million in 1995, 1994 and 1993, respectively.

Total dividends paid to the SIP on ESOP shares were as follows:


In millions                                1995        1994        1993
                                          -----       -----       -----
ESOP Preferred Stock:
 Common dividends.......................  $ 1.5         0.3          --
 Preferred dividends....................    3.5         1.7          --
1989 ESOP shares:
 Common dividends.......................    7.7         6.8         5.7
                                          -----       -----       -----

Total...................................  $12.7         8.8         5.7
                                          =====       =====       =====

The ESOP shares as of December 31 were as follows:

In millions, except shares                             1995       1994
                                                 ----------  ---------
ESOP Preferred Stock:
 Allocated shares (common)..............          2,305,807  1,074,106
 Unreleased shares (preferred)..........             37,556     14,265
1989 ESOP shares:
 Allocated shares.......................          7,108,304  7,409,973
 Unreleased shares......................          1,249,799  1,341,736

Fair value of unearned ESOP shares......         $     37.6       14.3

Norwest Financial Services, Inc. has a thrift and profit sharing plan for its employees in which eligible employees may contribute on an after-tax basis up to 10 percent of their salary, and the contributions will be matched 25 percent by Norwest Financial Services, Inc. up to six percent of the employee's salary. Norwest Financial Services, Inc. may also make a profit sharing contribution with the amount determined by the percentage return on equity of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the plan was $12.1 million, $12.3 million and $9.3 million in 1995, 1994 and 1993, respectively.

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

The combined plans' funded status at December 31 is presented below.


In millions                                             1995      1994
                                                      ------     -----
Plan assets at fair value*.........................   $891.5     694.9
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
   vested benefits of $613.3 and $552.1,
   respectively....................................    666.8     598.0
  Projected benefit obligation for service
   rendered to date..................................  868.1     767.9
                                                      ------     -----
Plan assets (greater) less than projected
 benefit obligation................................    (23.4)     73.0
Unrecognized net gain (loss) from past
 experience different from that assumed and
 effects of changes in assumptions.................     45.1     (50.5)
Unrecognized net asset being amortized over
 approximately 17 years............................     11.5      14.0
Unrecognized prior service cost....................      1.7       3.7
                                                      ------     -----
Accrued pension liabilities included in other
 liabilities.......................................   $ 34.9      40.2
                                                      ======     =====

*Consists primarily of listed stocks and bonds and obligations of the U.S.
 government and its agencies.

The components of net pension expense for the years ended December 31 are presented below.

In millions                                  1995    1994    1993
                                          -------   -----   -----
Service cost-benefits earned during the
 year...................................  $  45.4    43.5    32.3
Interest cost on projected benefit
 obligation.............................     55.4    48.9    43.3
Actual return on plan assets............   (156.5)   (6.0)  (67.5)
Net amortization and deferral*..........    105.6   (17.8)   49.9
                                          -------   -----   -----
Net pension expense.....................  $  49.9    68.6    58.0
                                          =======   =====   =====

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and the amortization of the unrecognized net gains and losses over five years.


The corporation also has established grantor trusts to be used to satisfy in part its non-qualified pension benefit liabilities. The market value of these trusts was $52.0 million and $35.9 million as of December 31, 1995 and 1994, respectively, and is not included in plan assets as presented above.

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were seven percent and six percent, respectively, for both 1995 and 1994. The expected long-term rate of return on assets was six percent for 1995 and 1994.

Other Postretirement Benefits The corporation sponsors medical plans for retired employees. Substantially all employees become eligible for these benefits if they retire under the corporation's retirement plans. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future.

The combined plans' funded status at December 31 is presented below.


In millions                                        1995    1994
                                                 ------   -----
Plan assets at fair value*...................... $ 91.7    64.3
Accumulated postretirement benefit obligation:
  Retirees......................................   86.5    81.6
  Fully eligible active plan participants.......   13.4    12.1
  Other active plan participants................   99.4    84.6
                                                 ------   -----
                                                  199.3   178.3
Plan assets less than accumulated
  postretirement benefit obligation.............  107.6   114.0
Unrecognized net loss...........................   (5.0)  (16.4)
Unrecognized prior service cost.................   (0.8)     --
                                                 ------   -----
Accrued postretirement benefit liabilities
 included in other liabilities.................. $101.8    97.6
                                                 ======   =====

*Consists primarily of life insurance policies.

The components of net periodic postretirement benefit expense for the years ended December 31 are presented below.

In millions                                 1995   1994   1993
                                          ------   ----  -----
Service cost-benefits earned during the
 year...................................  $ 10.7    9.0    7.5
Interest cost on accumulated
 postretirement benefit obligation......    12.7   11.4   10.7
Actual return on plan assets............   (15.2)   2.7   (3.4)
Net amortization and deferral*..........    13.6   (1.7)   6.0
                                          ------   ----   ----
Net periodic postretirement benefit
 expense................................  $ 21.8   21.4   20.8
                                          ======   ====   ====

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and amortization of gains and losses over five years.

For measurement purposes, a 12.0 percent annual increase in the cost of covered health care benefits is assumed in the first year. This rate is assumed to decrease to eight percent after seven years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by approximately $27.8 million at December 31, 1995, and the service and interest components of the net periodic cost by $4.0 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was seven percent in 1995 and 1994. The expected long-term rate of return on plan assets after taxes was 3.6 percent for both 1995 and 1994.

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

At the discretion of a committee comprised of non-management directors, participants may be granted stock options, stock appreciation rights, restricted stock, performance awards, and stock awards without restrictions. At December 31, 1995, 262,395 shares of restricted stock and options to acquire 15,156,815 shares of common stock were outstanding under the 1985 Plan.

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

Proceeds from stock options exercised are credited to common stock and surplus. There are no charges or credits to expense with respect to the granting or exercise of options since the options were issued at fair market value on their respective dates of grant.

In connection with the 1994 acquisition of First National Bank of Kerrville (Kerrville), the corporation assumed Kerrville's obligations under a stock option plan. As a result of the acquisition, all options under the plan were converted into options to acquire 181,300 shares of the corporation's common stock, of which 89,200 options remain outstanding as of December 31, 1995.

In connection with the acquisition of First United, the corporation assumed First United's obligations under the First United Bank Group Incentive Stock Option Plan. Exercise prices were based on the fair market value of First United's common stock on the date of grant. As a result of the acquisition, all outstanding options under the plan were vested and converted into options to acquire the corporation's common stock. At December 31, 1995, no options were outstanding under First United's stock option plan.

In connection with the 1993 acquisition of Financial Concepts Bancorp, Inc. (Financial Concepts), the corporation assumed Financial Concept's obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 99,712 shares of the corporation's common stock. At December 31, 1995, 39,264 of such options remain outstanding.

In connection with the acquisition of Lincoln Financial Corporation (Lincoln), the corporation assumed Lincoln's obligations under two stock option plans and a Director's Stock Compensation Plan. Under terms of the option plans, stock options were granted as either incentive stock options or non-qualified options, at prices not less than market value at the dates of grant, and became exercisable not less than one year from the date of grant. As of the effective time of the acquisition, Lincoln's stock option plans were terminated and all outstanding options were vested and converted into options to purchase shares of the corporation's common stock. In addition, all restrictions on outstanding restricted stock were terminated. At December 31, 1995, options to acquire 19,588 shares of common stock were outstanding under one of Lincoln's stock option plans.

In connection with the United Banks of Colorado, Inc. (United) merger in 1992, the corporation assumed United's obligations under two stock option plans and the Outside Directors' Supplemental Compensation Plan. Exercise prices were based upon the fair market value of United's common stock on the date of grant. As a result of the merger, all options under these plans were vested and converted into options to acquire the corporation's common stock. No new options may be granted under these plans. In addition, immediately prior to the merger, all outstanding awards under the United Restricted Stock Rights Award Plan were accelerated and converted into United's common stock and this plan was terminated. At December 31, 1995, options to acquire 15,250 shares were outstanding under one of United's stock option plans.

The table below presents a summary of stock option transactions under the plans. At December 31, 1995, options for 9,613,594 shares were exercisable under the plans.


Stock Option Transactions


                                                     Options                            Option Price
                                          -----------------------------      -----------------------------------
                                           Available                                                    Total
                                           for Grant       Outstandings         Per Share            In millions
                                          ------------     ------------      ----------------        -----------
December 31, 1992.......................     7,828,819      10,831,513       $ 4.4066-21.9688        $147.3
 Stockholder Amendment..................     9,000,000              --                     --            --
 Granted*...............................    (1,391,620)      1,391,620        20.8125-28.6875          36.8
 Shares Swapped.........................       835,264              --                     --            --
 Exercised..............................            --      (2,705,836)        4.4066-23.0625         (33.6)
 Cancelled..............................       236,518        (255,408)         6.6845-27.375          (2.6)
 Restricted Stock Awards................      (105,600)             --                     --            --
 Acquisition of Financial Concepts......            --          99,712         8.4101-11.6818           0.8
 Termination of Lincoln Plans...........      (173,228)             --                     --            --
                                            ----------      ----------       ----------------       -------
December 31, 1993.......................    16,230,153       9,361,601         4.4066-28.6875         148.7
 Granted*...............................    (8,301,975)      8,301,975           22.125-28.00         211.0
 Shares Swapped.........................       802,038              --                     --            --
 Exercised..............................            --      (2,025,118)         4.4066-25.625         (27.2)
 Cancelled..............................       103,650        (103,650)         14.5313-28.00          (2.3)
 Restricted Stock Awards................       (68,500)             --                     --            --
 Acquisition of Kerrville...............            --         181,300          4.4816-9.6237           1.0
 Termination of First United Plans......      (842,827)             --                     --            --
                                            ----------      ----------       ----------------       -------
December 31, 1994.......................     7,922,539      15,716,108         4.4816-28.6875         331.2
 Granted*...............................    (1,860,221)      1,860,221           23.00-34.375          55.0
 Shares Swapped.........................       615,809              --                     --            --
 Exercised..............................            --      (1,926,576)        4.4816-31.6875         (31.0)
 Cancelled..............................       329,518        (329,636)         14.4558-32.75          (8.3)
 Restricted Stock Awards................       (43,700)             --                     --            --
                                            ----------      ----------       ----------------       -------
December 31, 1995.......................     6,963,945      15,320,117       $  4.4816-34.375        $346.9
                                            ==========      ==========       ================        ======

*Includes 589,138, 1,040,750 and 1,076,552 AO grants at December 31, 1995, 1994 and 1993, respectively.

12.  Income Taxes

Components of income tax expense were:


In millions           1995    1994   1993
                    ------   -----  -----
Current
Federal..........   $468.2    49.7  250.4
State............     41.7     6.2   32.6
Foreign..........     27.3    11.6    3.7
                    ------   -----  -----
 Total current...    537.2    67.5  286.7
Deferred
Federal..........    (56.5)  278.5  (32.5)
State............    (11.4)   31.1   (1.0)
Foreign..........     (2.5)    3.1   13.5
                    ------   -----  -----
 Total deferred..    (70.4)  312.7  (20.0)
                    ------   -----  -----
 Total...........   $466.8   380.2  266.7
                    ======   =====  =====

Income tax expense (benefit) applicable to net gains (losses) on investment securities for the years ended December 31, 1995, 1994 and 1993 was $(18.9) million, $(29.3) million and $18.3 million, respectively.

Income before income taxes from operations outside the United States was $56.6 million, $33.4 million, and $39.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

The net deferred tax liability (asset) included the following major temporary differences at December 31:


In millions                                      1995     1994
                                                 ----     ----
Deferred tax liabilities
  Depreciation..............................  $  35.5     36.2
  Lease financing...........................    181.2    155.8
  Mark to market............................     79.5    286.3
  Mortgage servicing........................    234.6     71.7
  FAS 115 adjustment........................    187.5       --
  Other.....................................     57.4     53.2
                                              -------   ------
   Total deferred tax liabilities...........    775.7    603.2
                                              -------   ------
Deferred tax assets
  Provision for credit losses...............   (259.0)  (225.6)
  Expenses deducted when paid...............   (178.2)   (90.6)
  FAS 115 adjustment........................       --   (199.5)
  Postretirement benefits other than
   pensions.................................    (34.3)   (34.0)
  Other.....................................   (117.3)   (99.5)
                                              -------   ------
   Total deferred tax assets................   (588.8)  (649.2)
Valuation allowance.........................       --       --
                                              -------   ------
  Deferred tax assets, net..................   (588.8)  (649.2)
                                              -------   ------
Total net deferred tax liability (asset)....  $ 186.9    (46.0)
                                              =======   ======

The corporation has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is more likely than not that the deferred tax asset of $588.8 million will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $2.0 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

The deferred tax asset/liability related to FAS 115 had no impact on 1995 or 1994 income tax expense as the effect of unrealized gains and losses, net of taxes, was recorded in stockholders' equity.

A reconciliation of the federal income tax rate to effective income tax rates follows:


                                          1995   1994   1993
                                          ----- -----  -----
Federal income tax rate.................  35.0%  35.0   35.0
Adjusted for
 State income taxes.....................   1.4    2.0    2.4
 Tax-exempt income......................  (1.9)  (2.4)  (3.5)
 Charitable contributions of
  appreciated assets....................    --   (0.6)  (2.5)
 Other, net.............................  (1.7)  (1.8)  (1.1)
                                          ----   ----   ----
Effective income tax rate...............  32.8%  32.2   30.3
                                          ====   ====   ====

13.  Commitments and Contingent Liabilities

At December 31, 1995, the corporation and its subsidiaries were obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals), net of sublease rentals, amounted to $187.4 million, $174.1 million and $156.4 million in 1995, 1994 and 1993, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals, with terms of one year or more, at December 31, 1995 were:


                                         Capital  Operating
In millions                               Leases    Leases
                                         -------  ---------
1996....................................  $  2.4    $104.2
1997....................................     2.2      89.5
1998....................................     2.2      75.4
1999....................................     2.2      66.5
2000....................................     2.2      58.3
Thereafter..............................    32.3     547.6
                                          ------    ------
Total minimum rental payments...........    43.5    $941.5
                                                    ======

Less interest...........................   (25.5)
                                          ------
Present value of net minimum rental
 payments...............................  $ 18.0
                                          ======

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

The corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, recourse obligations, and financial guarantees written is represented by the contractual amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The corporation also uses the same credit and collateral policies in making loans which are subsequently sold with recourse obligations as it does for loans not sold. Refer to Note 15, Derivative Activities, for contractual or notional amounts of derivatives held by the corporation and a discussion of risks associated with such instruments.

A summary of the contractual amounts of these financial instruments at December 31 is as follows:


In millions                       1995      1994
                                ---------  -------
Commitments to extend credit...  $8,114.9  6,862.3
Standby letters of credit*.....   1,051.9    905.6
Other letters of credit........     349.7    422.6

*Total standby letters of credit are net of participations in standby letters of credit sold to other institutions of $336.6 million in 1995 and $321.4 million in 1994.

Commitments to extend credit generally have fixed expiration dates or other termination clauses and usually require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained is based on management's credit evaluation of the counterparty. Collateral held varies, but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by subsidiaries of the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1995 supported $541.8 million of industrial revenue bonds, $361.9 million of supplier payment guarantees, $164.8 million of insurance premium financing, $168.4 million of performance bonds and $151.6 million of other obligations of unaffiliated parties with maturities up to 22 years, eight years, seven years, 10 years and seven years, respectively. Risks associated with such standby letters of credit are included in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

Other commitments include sales of mortgage loans prior to 1985 in non-standard, negotiated transactions, primarily with the Federal Home Loan Mortgage Corporation, which provide for recourse to Norwest Mortgage, Inc. The outstanding loan balances which relate to these sales transactions amounted to $194.7 million and $198.0 million at December 31, 1995 and 1994, respectively. The corporation has also provided a financial guarantee related to the sale of certain mortgage participation certificates in the event LIBOR exceeds specified levels. The liability under the foregoing arrangements is not material.

The corporation and certain subsidiaries are defendants in various matters of litigation generally incidental to their business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability will not materially affect the consolidated financial position or results of operations of the corporation and its subsidiaries.

14.  Trading Revenues

The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation. Trading activities are conducted within risk limits established and monitored by the Asset and Liability Management Committee as further discussed in the Interest Rate Sensitivity and Liquidity Management section of the Financial Review. The table below provides a summary of the corporation's trading revenues in the principal markets in which the corporation participates.


In millions                                      1995    1994    1993
                                                -----   -----   -----
Interest income:
 Securities.................................... $11.2    13.9    12.6
 Swaps and other interest rate contracts.......   3.6    10.7    16.3
                                                -----   -----   -----
  Total interest income........................  14.8    24.6    28.9
                                                -----   -----   -----

Non-interest income:
 Gains on securities sold......................  15.6     8.4    21.4
 Foreign exchange trading......................   7.8     6.5     5.4
 Swaps and other interest rate contracts.......   6.0   (39.9)   14.6
 Options.......................................  11.6     5.9     3.1
 Debt instruments..............................    --      --    (0.2)
 Futures.......................................  (1.1)    1.0    (2.6)
                                                -----   -----   -----
  Total non-interest income....................  39.9   (18.1)  (41.7)
                                                -----   -----   -----
Total trading revenues......................... $54.7     6.5    70.6
                                                =====   =====   =====

15.  Derivative Activities

Derivatives are financial instruments that are used by banks, corporations, governments, and individuals to manage the financial risks associated with their business activities. For example, a futures contract can be used to guard against price fluctuations and a swap can be used to change fixed interest rate payments into floating interest rate payments. In general terms, derivative instruments are contracts or agreements whose value can be linked to interest rates, exchange rates, security prices, or financial indices. A derivative financial instrument is a futures, forward, swap, or option contract or other financial instrument with similar characteristics. The corporation uses derivatives in both its trading and its asset and liability management activities. The corporation's trading activities include acting as a dealer to satisfy the investment and risk management needs of its customers and, in addition, the corporation assumes trading positions based on market expectations and to benefit from price differentials between financial instruments and markets. As an end-user, the corporation uses various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of its overall interest rate risk management strategy.

As with on-balance sheet financial instruments such as loans and investment securities, derivatives are subject to credit and market risk. Accordingly, the corporation evaluates the risks associated with derivatives in much the same way as the risks associated with on-balance sheet financial instruments. However, unlike on-balance sheet financial instruments, where the risk of credit loss is generally represented by the notional or principal value, the derivatives' risk of credit loss is generally a small fraction of the notional value of the instrument and is represented by the fair value of the derivative instrument. For example, the notional amount for interest rate swaps does not represent the amount at risk because the notional amount will not be exchanged. The notional amount does, however, provide the basis for determining the contractual cash flows, which are discounted to determine fair values of the related derivatives. For foreign exchange forward contracts, the fair value is based on the gap between the current forward market rate of the underlying currency and the contractual rate.

The corporation attempts to limit its credit risk by dealing with creditworthy counterparties, obtaining collateral where appropriate, and utilizing master netting agreements in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" as amended by Financial Accounting Standards Board Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements." The market risk of derivatives arises from the potential for changes in value due to fluctuations in interest and foreign exchange rates and in prices of debt and equity securities.

Derivative Financial Instruments Held or Issued for Trading Purposes The following table provides the notional and fair value of the corporation's derivatives included in its trading portfolio at December 31, 1995 and 1994, and the average fair value of derivatives held or issued for trading purposes during the years ended December 31, 1995 and 1994:


                                                    1995                                         1994
                                    ----------------------------------        --------------------------------------
                                                               Average                                       Average
                                    Notional        Fair    Daily Fair        Notional           Fair     Daily Fair
In millions                            Value       Value         Value           Value          Value          Value
                                    --------      ------    ----------        --------         ------     ----------
Swaps:
 In a favorable position...........   $602.0         4.6           8.0           509.0           15.5           15.0
 In an unfavorable position........    504.0        (3.3)         (6.0)          307.0          (17.0)         (15.0)
Caps and Floors:
 In a favorable position...........    231.0         1.4           2.0           255.0            4.2           10.0
 In an unfavorable position........    261.0        (1.4)         (1.0)          166.0           (1.6)          (1.0)
Options:
 Purchased.........................       --          --            --              --             --             --
 Written...........................       --          --          (2.0)          250.0           (4.6)          (3.0)
Futures contracts:
 In a favorable position...........     29.0          --            --              --             --             --
 In an unfavorable position........     35.0          --            --              --             --             --
Foreign exchange contracts:
 In a favorable position...........    475.0         5.9          10.0           289.0            6.7            7.0
 In an unfavorable position........    449.0        (5.2)        (10.0)          282.0           (6.1)          (7.0)
Foreign exchange options:
 Purchased.........................     15.0         0.2            --             1.0             --             --
 Written...........................     13.0        (0.3)           --             1.0             --             --

Derivative Financial Instruments Held or Issued for Purposes Other Than Trading The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of an overall interest rate risk management strategy.

The use of interest rate contracts enables the corporation to synthetically alter the repricing characteristics of designated assets and interest-bearing liabilities. In the following information for cash flows and maturities, variable rates are assumed to remain constant at December 31, 1995 levels. To the extent that rates change, both the average notional and variable interest rate information may change. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. The current outstanding amortizing swaps' average notional amounts change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. Basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Currently, interest rate floors are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or "writer" of the option. As a writer of options, the corporation receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument. The table below presents the maturity and weighted average rates for end-user derivatives by type at December 31, 1995.


                                                                  Maturity
                                          -------------------------------------------------------
Dollars in millions                         1996    1997   1998  1999   2000  Thereafter    Total
                                            ----    ----   ----  ----   ----  ----------    -----
Swaps:
Generic receive fixed-
 Notional value.........................  $  675     250    100   466    225       1,100    2,816
 Weighted average receive rate..........    6.23%   8.18   7.88  7.92   6.33        6.61     6.89
 Weighted average pay rate..............    5.90%   5.94   5.94  5.89   5.94        5.86     5.89
Amortizing receive fixed-
 Notional value.........................  $  500   1,000     75    --     --          --    1,575
 Weighted average receive rate..........    7.50%   7.50   2.89    --     --          --     7.28
 Weighted average pay rate..............    5.80%   5.63   6.03    --     --          --     5.71
Generic pay fixed-
 Notional value.........................  $   30      --     --    --     --         300      330
 Weighted average receive rate..........    5.88%     --     --    --     --        5.76     5.77
 Weighted average pay rate..............    6.27%     --     --    --     --        5.89     5.92
Basis-
 Notional value.........................  $  200      --     29    --     --          --      229
 Weighted average receive rate..........    5.91%     --   4.51    --     --          --     5.73
 Weighted average pay rate..............    5.81%     --   3.18    --     --          --     5.48
Interest rate caps and floors:*
 Notional value.........................  $   16      --  1,077   400  6,350          --    7,843
                                          ------   -----  -----  ----  -----       -----   ------
  Total notional value..................  $1,421   1,250  1,281   866  6,575       1,400   12,793
                                          ======   =====  =====  ====  =====       =====   ======
Total weighted average rates on swaps:
  Receive rate..........................    6.63%   7.64   5.56  7.92   6.33        6.43     6.89
                                          ======   =====  =====  ====  =====       =====   ======
  Pay rate..............................    5.86%   5.69   5.58  5.89   5.94        5.87     5.81
                                          ======   =====  =====  ====  =====       =====   ======

*Average rates are not meaningful for interest rate caps and floors.

Note: Weighted average variable rates are the actual rates as of December 31, 1995.

For the year ended December 31, 1995, end-user derivative activities decreased interest income by $2.7 million and reduced interest expense by $9.8 million, for a total benefit to net interest income of $7.1 million. For 1994 and 1993, end-user derivative activities increased interest income by $7.7 million and $13.4 million, respectively, and reduced interest expense by $4.6 million and $9.2 million, respectively, for a total benefit to net interest income of $12.3 million and $22.6 million, respectively.

Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1995, 1994, and 1993, is summarized as follows:


                                                       Swaps
                                ---------------------------------------------------
                                                                                       Interest
                                Generic  Amortizing   Generic                              Rate
                                Receive     Receive       Pay                 Total       Caps/                Security        Total
In millions                       Fixed       Fixed     Fixed     Basis       Swaps      Floors     Futures     Options  Derivatives
                                -------  ----------   -------     -----       -----    --------     -------    --------  -----------

Balance, December 31, 1992.....  $  355         500       205        --       1,060       2,383       1,500          --        4,943

 Additions.....................     325          --       200        --         525         166       2,000          --        2,691

 Amortizations and maturities..     305          --       105        --         410       1,900       1,500          --        3,810

 Terminations..................      --          --        --        --          --          --          --          --           --
                                 ------       -----       ---       ---       -----       -----       -----       -----       ------

Balance, December 31, 1993.....     375         500       300        --       1,175         649       2,000          --        3,824

 Additions.....................     900       1,900        30       229       3,059         400          --          --        3,459

 Amortizations and maturities..      --         298       100        --         398         298          --          --          696

 Terminations..................     250       2,102       100        --       2,452          --       2,000          --        4,452
                                 ------       -----       ---       ---       -----       -----       -----       -----       ------

Balance, December 31, 1994.....   1,025          --       130       229       1,384         751          --          --        2,135

 Additions.....................   1,891       1,575       200        --       3,666       7,100          --       5,951       16,717

 Amortizations and maturities..      --          --        --        --          --           8          --       3,670        3,678

 Terminations..................     100          --        --        --         100          --          --       2,281        2,381
                                 ------       -----       ---       ---       -----       -----       -----       -----       ------

Balance, December 31, 1995.....  $2,816       1,575       330       229       4,950       7,843          --          --       12,793
                                 ======       =====       ===       ===       =====       =====       =====       =====       ======


The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities as of December 31, 1995 and 1994:


                                                          Balance Sheet Category
                                  ----------------------------------------------------------------------
                                                 Interest-                          Long-
                                  Investment       bearing     Short-term            term
In millions                       Securities      Deposits     Borrowings            Debt         Other*           Total
                                  ----------     ---------     ----------           -----         ------           -----
1995:
Swaps
 Pay variable unrealized gains...      $  --           9.6             --           107.9            1.5           119.0
 Pay variable unrealized losses..         --          (0.6)            --            (0.4)            --            (1.0)
                                       -----          ----           ----           -----           ----           -----
    Pay variable net.............         --           9.0             --           107.5            1.5           118.0
                                       -----          ----           ----           -----           ----           -----
 Pay fixed unrealized gains......         --           1.3             --              --             --             1.3
 Pay fixed unrealized losses.....         --          (0.9)            --              --           (0.9)           (1.8)
                                       -----          ----           ----           -----           ----           -----
    Pay fixed net................         --           0.4             --              --           (0.9)           (0.5)
                                       -----          ----           ----           -----           ----           -----
 Basis unrealized gains..........        0.5            --             --              --             --             0.5
                                       -----          ----           ----           -----           ----           -----
 Total unrealized gains..........        0.5          10.9             --           107.9            1.5           120.8
 Total unrealized losses.........         --          (1.5)            --            (0.4)          (0.9)           (2.8)
                                       -----          ----           ----           -----           ----           -----
    Total net....................      $ 0.5           9.4             --           107.5            0.6           118.0
                                       =====          ====           ====           =====           ====           =====

Interest rate caps/floors
 Unrealized gains................      $  --            --             --              --           86.8            86.8
 Unrealized losses...............         --          (0.3)          (0.1)           (0.3)            --            (0.7)
                                       -----          ----           ----           -----           ----           -----
  Total net......................      $  --          (0.3)          (0.1)           (0.3)          86.8            86.1
                                       =====          ====           ====           =====           ====           =====

Grand total unrealized gains.....      $ 0.5          10.9             --           107.9           88.3           207.6
Grand total unrealized losses....         --          (1.8)          (0.1)           (0.7)          (0.9)           (3.5)
                                       -----          ----           ----           -----           ----           -----
Grand total net..................      $ 0.5           9.1           (0.1)          107.2           87.4           204.1
                                       =====          ====           ====           =====           ====           =====
1994:
Swaps
 Pay variable unrealized gains...      $  --            --             --             1.0             --             1.0
 Pay variable unrealized losses..         --         (18.3)            --           (18.2)            --           (36.5)
                                       -----         -----           ----           -----            ---           -----
    Pay variable net.............         --         (18.3)            --           (17.2)            --           (35.5)
                                       -----         -----           ----           -----            ---           -----
 Pay fixed unrealized gains......         --          15.3             --              --             --            15.3
 Basis unrealized losses.........       (3.3)           --             --              --             --            (3.3)
                                       -----         -----           ----           -----            ---           -----
 Total unrealized gains..........         --          15.3             --             1.0             --            16.3
 Total unrealized losses.........       (3.3)        (18.3)            --           (18.2)            --           (39.8)
                                       -----         -----           ----           -----            ---           -----
    Total net....................      $(3.3)         (3.0)            --           (17.2)            --           (23.5)
                                       =====         =====           ====           =====            ===           =====

Interest rate caps/floors
 Unrealized gains................      $ 1.5            --             --             0.9            1.0             3.4
 Unrealized losses...............         --            --           (0.1)             --             --            (0.1)
                                       -----         -----           ----           -----            ---           -----
  Total net......................      $ 1.5            --           (0.1)            0.9            1.0             3.3
                                       =====         =====           ====           =====            ===           =====

Grand total unrealized gains.....      $ 1.5          15.3             --             1.9            1.0            19.7
Grand total unrealized losses....       (3.3)        (18.3)          (0.1)          (18.2)            --           (39.9)
                                       -----         -----           ----           -----            ---           -----
Grand total net..................      $(1.8)         (3.0)          (0.1)          (16.3)           1.0           (20.2)
                                       =====         =====           ====           =====            ===           =====

*Includes $88.3 million in gains on interest rate floors and swaps hedging mortgage servicing rights, and $0.9 million in losses on swaps hedging leasing activity in 1995, and $1.0 million in gains on interest rate floors hedging mortgage servicing rights in 1994.

As a result of interest rate fluctuations, off-balance sheet derivatives have resulting unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table on page 64, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

Deferred gains and losses on terminated end-user derivatives were not material at December 31, 1995 and 1994.

The corporation has entered into mandatory and standby forward contracts to reduce interest risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified future price or yield. At December 31, 1995 and 1994, the corporation had forward contracts totaling $11.2 billion and $4.1 billion, respectively. The contracts mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale. The net unrealized loss on these contracts at December 31, 1995 and 1994, was $98.1 million and $2.3 million, respectively.

16.  Segment Reporting

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. The corporation, through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, and trust services; and through their affiliates offer insurance, securities brokerage, investment banking and venture capital investment. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others. Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) provides consumer finance services, including direct installment loans to individuals, purchase of sales finance contracts, private label and lease accounts receivable financing, and other related products and services.

Selected financial information by business segment for each of the three years ended December 31 is included in the following summary:


                                   Organizational         Total
In millions             Revenues*       Earnings*        Assets
                        ---------  --------------      --------
1995:
 Banking............     $5,008.9           602.2      53,479.4
 Mortgage Banking...      1,015.8           104.9      10,089.3
 Norwest Financial..      1,557.6           248.9       8,565.7
                         --------           -----      --------
  Total.............     $7,582.3           956.0      72,134.4
                         ========           =====      ========

1994:
 Banking............     $3,892.4           507.1      48,564.3
 Mortgage Banking...        921.3            70.8       4,608.1
 Norwest Financial..      1,218.3           222.5       6,143.5
                         --------           -----      --------
  Total.............     $6,032.0           800.4      59,315.9
                         ========           =====      ========

1993:
 Banking............     $3,594.6           356.7      41,956.9
 Mortgage Banking...        851.1            56.3       7,425.2
 Norwest Financial..      1,085.6           200.1       5,282.9
                         --------           -----      --------
  Total.............     $5,531.3           613.1      54,665.0
                         ========           =====      ========

*Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

17.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for each of the three years ended December 31 is presented below:


In millions                                  1995    1994   1993
                                           ------   -----  -----
Origination fees........................   $115.6   103.5  135.6
Servicing fees..........................    211.7   190.6   56.1
Net gains on sales of servicing rights..     81.3   130.0   61.7
Net gains (losses) on sales of mortgages    (24.2)   74.5  140.5
Other mortgage fee income...............    148.4    82.4   78.4
                                           ------   -----  -----
 Total mortgage banking non-interest
  income................................   $532.8   581.0  472.3
                                           ======   =====  =====

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $107.4 billion, $71.5 billion and $45.7 billion at December 31, 1995, 1994 and 1993, respectively.

Changes in capitalized mortgage loan servicing rights for each of the three years ended December 31 were:


In millions                         1995    1994    1993
                                --------   -----   -----
Balance at beginning of year..  $  550.3   185.2    64.0
 Originations.................     233.1      --      --
 Purchases....................     552.2   478.3   169.9
 Sales........................    (158.6)  (65.2)   (2.5)
 Amortization.................    (115.0)  (47.4)  (27.7)
 Other........................      (0.5)   (0.6)  (18.5)
                                --------   -----   -----
                                 1,061.5   550.3   185.2
 Less valuation allowance.....     (64.2)     --      --
                                --------   -----   -----
Balance at end of year........  $  997.3   550.3   185.2
                                ========   =====   =====

The fair value of capitalized mortgage servicing rights at December 31, 1995 was approximately $1,078.8 million, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the year ended December 31, 1995 were:

In millions
Balance at beginning of year              $  --
Provision for capitalized mortgage
 servicing rights in excess of
 fair value.............................   64.2
                                          -----
Balance at end of year..................  $64.2
                                          =====

Excess servicing rights receivable are recorded in other assets in the accompanying balance sheets, apart from the capitalized mortgage loan servicing rights presented in the preceding tables. At December 31, 1995 and 1994, the amount of excess servicing rights receivable was $229.4 million and $98.9 million, respectively. During 1995, writedowns of excess servicing rights receivable were recorded in the amount of $6.3 million, compared to $0.5 million in 1994 and $13.1 million in 1993.

18.  Fair Value of Financial Instruments and Certain Non-financial Instruments

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


Fair Values of Financial Instruments


                                                    1995                  1994                  1993
                                          --------------------   -------------------   -------------------
                                           Carrying       Fair   Carrying       Fair   Carrying       Fair
In millions                                  Amount      Value     Amount      Value     Amount      Value
                                          ---------   --------   --------   --------   --------   --------
Financial assets:
 Cash and cash equivalents..............  $ 4,946.5    4,946.5    4,024.3    4,024.3    3,608.0    3,608.0
 Trading account securities.............      150.6      150.6      172.3      172.3      279.1      279.1
 Investment securities..................      760.5      795.8    1,235.1    1,268.7    1,693.7    1,750.7
 Investment securities available for
  sale..................................    2,754.0    2,754.0    1,427.6    1,427.6    2,001.2    2,260.9
 Mortgage-backed securities available
  for sale..............................   12,489.0   12,489.0   12,174.2   12,174.2    9,021.6    9,244.0
 Loans held for sale....................    3,343.9    3,343.9    2,031.4    2,031.4    1,349.2    1,349.2
 Mortgages held for sale................    6,514.5    6,514.5    3,115.3    3,115.3    6,090.7    6,103.4
 Loans and leases, net..................   35,235.9   35,571.8   31,786.1   31,872.8   27,971.6   28,236.7
 Interest receivable....................      461.8      461.8      367.7      367.7      300.8      300.8
 Excess servicing rights receivable.....      229.4      279.7       98.9      139.4       54.4       86.7
                                          ---------   --------   --------   --------   --------   --------
  Total financial assets................   66,886.1   67,307.6   56,432.9   56,593.7   52,370.3   53,219.5
                                          ---------   --------   --------   --------   --------   --------
Financial liabilities:
 Non-maturity deposits..................   28,270.3   28,270.3   24,475.6   24,475.6   24,066.8   24,066.8
 Deposits with stated maturities........   13,758.5   13,840.4   11,948.4   11,696.9   11,909.7   12,074.5
 Short-term borrowings..................    8,527.2    8,527.2    7,850.2    7,850.2    5,996.8    5,996.8
 Long-term debt.........................   13,676.8   13,799.4    9,186.3    8,825.5    6,850.9    6,928.7
 Interest payable.......................      407.0      407.0      259.0      259.0      238.4      238.4
                                          ---------   --------   --------   --------   --------   --------
  Total financial liabilities...........   64,639.8   64,844.3   53,719.5   53,107.2   49,062.6   49,305.2
                                          ---------   --------   --------   --------   --------   --------
Off-balance sheet financial instruments:
 Forward delivery commitments...........      (98.1)     (98.1)      (2.3)      (2.3)      28.3       28.3
 Interest rate swaps....................        1.3      119.3       (1.5)     (25.0)      11.2       14.8
 Futures contracts......................         --         --         --         --        0.5         --
 Interest rate caps/floors..............       96.6      182.7        5.8       12.5        2.4       17.2
 Option contracts to sell...............         --         --       (4.6)      (4.6)       4.2        8.1
 Foreign exchange contracts and options.        0.6        0.6        0.6        0.6       (0.4)      (0.4)
                                          ---------   --------   --------   --------   --------   --------
  Total off-balance sheet financial
   instruments..........................        0.4      204.5       (2.0)     (18.8)      46.2       68.0
                                          ---------   --------   --------   --------   --------   --------
  Net financial instruments.............  $ 2,246.7    2,667.8    2,711.4    3,467.7    3,353.9    3,982.3
                                          =========   ========   ========   ========   ========   ========

Financial Instruments The fair value estimates disclosed in the table are based on existing on and off-balance sheet financial instruments and do not consider the value of future business. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.

The following methods and assumptions are used by the corporation in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

Trading Account Securities, Investment Securities, Investment and Mortgage-Backed Securities Available for Sale Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets.

Mortgages Held for Sale Fair values of mortgages held for sale are stated at market.

Loans and Leases and Loans Held for Sale Fair values for loans and leases are estimated based on contractual cash flows, adjusted for prepayment assumptions and credit risk factors, discounted using the current market rate for loans and leases. Variable rate loans, including loans held for sale, are valued at carrying value since the loans reprice to market rates over short periods of time. Credit card receivables are valued at carrying value since the receivables are priced near market rates for such receivables and are short-term in life. The fair value of the corporation's consumer finance subsidiaries' loans have been reported at book value since the estimated life, assuming prepayments, is short-term in nature.

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

Commitments to Extend Credit, Standby Letters of Credit and Recourse Obligations The majority of the corporation's commitment agreements and letters of credit contain variable interest rates and counterparty credit deterioration clauses and therefore, the carrying value of the corporation's commitments to extend credit and letters of credit approximates fair value. The fair value of the corporation's recourse obligations are valued based on estimated cash flows associated with such obligations. As any potential liabilities under such recourse obligations are recognized on the corporation's balance sheet, the carrying value of such recourse obligations approximates fair value.

Forward Delivery Commitments, Interest Rate Swaps, Futures Contracts, Options, Interest Rate Caps and Floors and Foreign Exchange Contracts and Options The fair value of forward delivery commitments, interest rate caps and floors, swaps, options, futures contracts and foreign exchange contracts and options is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

Certain Non-Financial Instruments

Supplemental fair value information for certain non-financial instruments as of December 31 is set forth in the following table and explained below.

The supplemental fair value information, combined with the total fair value of net financial instruments from the table on page 67, is presented below for information purposes. This combination is not necessarily indicative of the "franchise value" or the fair value of the corporation taken as a whole.

In millions, except per share amounts            1995       1994       1993
                                            ---------   --------   --------
Non-financial instrument assets and
 liabilities:
 Premises and equipment, net.............   $ 1,034.1      955.2      842.1
 Other assets............................     4,214.2    1,927.8    1,452.6
 Accrued expenses and other liabilities..    (2,182.5)  (1,750.0)  (1,841.5)
Other values:
 Non-maturity deposits...................     2,035.2    2,684.1    1,265.1
 Consumer finance network................     3,702.1    3,207.1    3,128.5
 Asset-based lending businesses..........       473.7       64.5       49.5
 Credit card.............................       273.5      259.9      245.3
 Banking subsidiaries' consumer loans....       193.7      166.3      269.3
 Mortgage servicing......................       549.0      867.0      431.4
 Mortgage loan origination/wholesale
  network................................     1,900.3      621.4      836.4
 Trust department........................       812.4      709.8      631.8
                                            ---------   --------   --------
Net fair value of certain non-financial
 instruments.............................    13,005.7    9,713.1    7,310.5
Fair value of net financial instruments..     2,667.8    3,467.7    3,982.3
                                            ---------   --------   --------
 Stockholders' equity at the net fair
  value of financial instruments and
  certain non-financial instruments*
   Amount................................   $15,673.5   13,180.8   11,292.8
                                            =========   ========   ========

   Per common share at December 31.......   $   44.43      42.64      36.75
                                            =========   ========   ========

*Amounts do not include applicable deferred income taxes, if any.

The following methods and assumptions were used by the corporation in estimating the fair value of certain non-financial instruments.

Non-Financial Instrument Assets and Liabilities The non-financial instrument assets and liabilities are stated at book value, which approximates fair value.

Non-Maturity Deposits The fair value table of financial instruments does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared with wholesale funding rates. The fair value of non-maturity deposits, considering these relational benefits, would be $26,235.1 million, $21,791.5 million, and $22,801.7 million at December 31, 1995, 1994 and 1993, respectively. Such amounts are based on a discounted cash flow analysis, assuming a constant balance over ten years and taking into account the interest sensitivity of each deposit category.

Consumer Finance Network The supplemental fair value table includes the estimated fair value associated with the consumer finance network which is based on current industry price/earnings ratios for similar networks. These current price/earnings ratios are industry averages and do not consider the higher earnings levels and the value of the data processing business associated with the corporation's consumer finance network.

Asset-Based Lending Businesses The supplemental fair value table includes the estimated fair value associated with the corporation's asset-based lending businesses which is based on current industry price/earnings ratios for similar businesses.

Credit Card The fair value of financial instruments excludes the fair value attributed to the expected credit card balances in future years with the holders of such cards. The fair value of such future balances in excess of book value is presented in the supplemental fair value table. The fair value related to future credit card receivable balances is based on a discounted cash flow analysis, utilizing an investor yield on similar portfolio acquisitions.

Banking Subsidiaries' Consumer Loans For purposes of the table of fair values of financial instruments on page 67, the fair value of the banking subsidiaries' consumer loans is based on the contractual balances and maturities of existing loans. The fair value of such financial instruments does not consider future loans with customers. The fair value related to such future balances is estimated by cash flow analysis, discounted utilizing an investor yield. The expected balances for such purposes are estimated to extend ten years at a constant rate of replacement.

Mortgage Servicing The fair value of mortgage servicing represents the estimated current value of the servicing portfolio (other than excess servicing rights receivable included in the table of fair values of financial instruments on page 67) in excess of book value.

Mortgage Loan Origination/Wholesale Network The supplemental fair value table includes the fair value associated with the corporation's origination network for mortgage loans. Such estimates are based on current industry price/earnings ratios for similar networks.

Trust Department The fair value associated with the corporation's management of trust assets is estimated based on current trust revenues using an industry multiple.

19.  Parent Company Financial Information

Condensed financial information for Norwest Corporation (parent company only) follows:


Balance Sheets


In millions                                     1995     1994
                                                ----     ----
At December 31,
---------------
Assets
Interest-bearing deposits with
 subsidiary banks.......................   $   174.7     69.1
Advances to non-bank subsidiaries.......     4,548.9  2,452.4
Capital notes and term loans of
 subsidiaries
  Banks.................................       474.6    470.1
  Non-banks.............................     1,680.7    643.0
                                           ---------  -------
   Total capital notes and term loans
    of subsidiaries.....................     2,155.3  1,113.1
                                           ---------  -------
Investments in subsidiaries
  Banks.................................     3,849.9  2,964.0
  Non-banks.............................     1,793.2  1,144.3
                                           ---------  -------
   Total investments in subsidiaries....     5,643.1  4,108.3
Investment securities...................          --    154.6
Investment securities available for sale       992.9    237.4
Other assets............................       424.1    309.4
                                           ---------  -------
   Total assets.........................   $13,939.0  8,444.3
                                           =========  =======

Liabilities and Stockholders' Equity
Short-term borrowings...................   $ 2,238.1  1,548.2
Accrued expenses and other liabilities..       493.3    277.9
Long-term debt with non-affiliates......     5,840.9  2,745.2
Stockholders' equity....................     5,366.7  3,873.0
                                           ---------  -------
   Total liabilities and stockholders'
    equity..............................   $13,939.0  8,444.3
                                           =========  =======

Statements of Income

In millions                                   1995      1994    1993
                                          --------   -------   -----
Years Ended December 31
-----------------------
Income
Dividends from subsidiaries
 Banks..................................  $  981.7     680.6   402.0
 Non-banks..............................     268.0     170.1   215.7
                                          --------   -------   -----
  Total dividends from subsidiaries.....   1,249.7     850.7   617.7
Interest from subsidiaries..............     332.6     142.2    91.2
Service fees from subsidiaries..........      78.2      66.2    58.0
Other income............................      77.6      45.3    38.2
                                          --------   -------   -----
  Total income..........................   1,738.1   1,104.4   805.1
                                          --------   -------   -----
Expenses
Interest to subsidiaries................      10.6       0.7     1.5
Other interest..........................     409.2     202.6   140.0
Other expenses..........................     150.2     128.3   113.0
                                          --------   -------   -----
  Total expenses........................     570.0     331.6   254.5
                                          --------   -------   -----
Income before income taxes and equity
 in undistributed earnings of
  subsidiaries..........................   1,168.1     772.8   550.6
Income tax benefit......................      27.2      34.2    24.4
                                          --------   -------   -----
Income before equity in
 undistributed earnings of subsidiaries.   1,195.3     807.0   575.0
Equity in undistributed earnings of
 subsidiaries...........................    (239.3)     (6.6)   38.1
                                          --------   -------   -----
Net income..............................  $  956.0     800.4   613.1
                                          ========   =======   =====

Federal law prevents the corporation from borrowing from its subsidiary banks unless the loans are secured by specified assets. Such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and aggregate loans to the corporation and its non-bank subsidiaries are limited to 20 percent of the subsidiary bank's capital and surplus.

The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula, at December 31, 1995, the corporation's national bank subsidiaries could have declared $274.1 million of aggregate dividends, in addition to amounts previously paid, without the approval of the Comptroller of the Currency, subject to minimum regulatory capital requirements. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $217.6 million.

Statements of Cash Flows

In millions                                    1995       1994       1993
                                          ---------   --------   --------
Years Ended December 31,
----------------------------------------
Cash Flows From Operating Activities
Net income..............................  $   956.0      800.4      613.1
Adjustments to reconcile net
 income to net cash flows from
 operating activities:
Equity in undistributed earnings of
 subsidiaries...........................      239.3        6.6      (38.1)
Depreciation and amortization...........       20.0       17.0       12.2
Release of preferred shares to ESOP.....       40.0       26.6         --
Other assets, net.......................     (146.8)    (169.3)      (3.7)
Accrued expenses and other liabilities,
 net....................................      205.4       97.0       32.1
                                          ---------   --------   --------
Net cash flows from operating
 activities.............................    1,313.9      778.3      615.6
                                          ---------   --------   --------

Cash Flows From Investing Activities
Advances to non-bank subsidiaries, net..   (2,096.5)    (138.6)    (762.5)
Investment securities, net..............         --      (63.2)     (63.5)
Investment securities available for
 sale, net..............................     (551.2)       6.7       14.5
Principal collected on capital notes
 and term loans of subsidiaries.........      296.8      140.4       23.3
Capital notes and term loans made to
 subsidiaries...........................   (1,318.5)    (517.4)    (218.2)
Investments in subsidiaries, net........     (865.9)    (455.6)    (354.4)
                                          ---------   --------   --------
Net cash flows used for investing
 activities.............................   (4,535.3)  (1,027.7)  (1,360.8)
                                          ---------   --------   --------

Cash Flows From Financing Activities
Short-term borrowings, net..............      689.9     (545.9)      84.3
Taxes receivable from affiliates, net...         --         --        4.7
Proceeds from issuance of long-term
 debt with non-affiliates...............    3,405.0    1,325.0    1,263.2
Repayment of long-term debt with
 non-affiliates.........................     (309.4)    (107.6)    (312.4)
Issuances of common stock...............       65.4       49.8       55.9
Repurchases of common stock.............     (186.8)    (482.1)    (124.3)
Issuance of stock warrants to
 subsidiaries...........................        1.1        1.6         --
Issuance of preferred stock.............         --      195.7         --
Repurchases of preferred stock..........       (0.4)      (8.4)      (0.7)
Net decrease in ESOP loans..............         --        3.0        3.2
Dividends paid..........................     (337.8)    (268.0)    (219.7)
                                          ---------   --------   --------
Net cash flows from financing
 activities.............................    3,327.0      163.1      754.2
                                          ---------   --------   --------

Net increase (decrease) in cash and
 cash equivalents.......................      105.6      (86.3)       9.0
Cash and cash equivalents
 Beginning of year......................       69.1      155.4      146.4
                                          ---------   --------   --------
 End of year............................  $   174.7       69.1      155.4
                                          =========   ========   ========

Independent Auditors' Report


The Board of Directors and
Stockholders of Norwest Corporation

We have audited the consolidated balance sheets of Norwest Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Norwest Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," in 1995.



                                    /s/ KPMG PEAT MARWICK LLP
                                    KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 17, 1996

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



                                    /s/   RICHARD M. KOVACEVICH
                                    Richard M. Kovacevich
                                    President and
                                    Chief Executive Officer


                                    /s/   JOHN T. THORNTON
                                    John T. Thornton
                                    Executive Vice President and
                                    Chief Financial Officer


                                    /s/   MICHAEL A. GRAF
                                    Michael A. Graf
                                    Senior Vice President
                                    and Controller

January 17, 1996

Norwest Corporation and Subsidiaries
Six-Year Consolidated Financial Summary


In millions, except per common share
 amounts and ratios                                1995        1994       1993           1992           1991            1990
                                          -------------   ---------  ---------  -------------  -------------  --------------
Years Ended December 31,
----------------------------------------
Statements of Income
Interest income.........................       $5,717.3     4,393.7    3,946.3        3,806.4        4,025.9         3,885.8
Interest expense........................        2,448.0     1,590.1    1,442.9        1,610.6        2,150.3         2,320.1
                                               --------   ---------    -------        -------        -------         -------
  Net interest income...................        3,269.3     2,803.6    2,503.4        2,195.8        1,875.6         1,565.7
Provision for credit losses.............          312.4       164.9      158.2          270.8          406.4           433.0
                                               --------   ---------    -------        -------        -------         -------
  Net interest income after provision
  for  credit losses....................        2,956.9     2,638.7    2,345.2        1,925.0        1,469.2         1,132.7
Non-interest income.....................        1,865.0     1,638.3    1,585.0        1,273.7        1,064.0           896.3
Non-interest expenses...................        3,399.1     3,096.4    3,050.4        2,553.1        2,041.5         1,744.5
                                               --------   ---------    -------        -------        -------         -------
Income before income taxes and
 cumulative effect of a change
 in accounting for postretirement
 medical benefits.......................        1,422.8     1,180.6      879.8          645.6          491.7           284.5
Income tax expense......................          466.8       380.2      266.7          175.6           73.4           115.1
Cumulative effect on years ended prior
 to December 31, 1992 of a change in
 accounting for postretirement medical
 benefits, net of tax...................             --          --         --          (76.0)            --              --
                                               --------   ---------    -------        -------        -------         -------
Net income..............................       $  956.0       800.4      613.1          394.0          418.3           169.4
                                               ========   =========    =======        =======        =======         =======
Per Common Share
Net income (a)
  Primary...............................       $   2.76        2.45       1.89           1.19           1.33            0.59
  Fully diluted.........................           2.73        2.41       1.86           1.19           1.32            0.59
Dividends declared......................          0.900       0.765      0.640          0.540          0.470           0.423
Stockholders' equity....................          14.20       10.79      11.00           9.88           9.29            8.19
Stock price range.......................  34 3/4-22 5/8   28 1/4-21  29-20 5/8  22 1/8-16 5/8  18 7/16-9 3/8  11 13/16-6 3/4
Selected Consolidated Balance Sheet
 Data At December 31,
Assets..................................       $ 72,134      59,316     54,665         50,037         45,974          43,523
Investment securities...................            761       1,235      1,694          2,031         13,958          10,256
Investment and mortgage-backed
 securities available for sale..........         15,243      13,602     11,023         10,932             --              --
Loans, leases, and loans and mortgages
 held for sale(b).......................         46,012      37,723     36,201         31,667         26,328          26,728
Deposits................................         42,029      36,424     35,977         31,609         31,331          30,542
Long-term debt..........................         13,677       9,186      6,851          4,553          3,686           3,066
Stockholders' equity....................          5,312       3,846      3,761          3,372          3,193           2,434
Ratios(c)
Per $100 of average assets
 Net interest income (tax-equivalent
 basis).................................       $   4.98        5.14       4.98           4.81           4.43            4.17
 Provision for credit losses............           0.47        0.30       0.31           0.58           0.94            1.11
                                               --------   ---------    -------        -------        -------         -------
 Net interest income after
  provision for credit losses...........           4.51        4.84       4.67           4.23           3.49            3.06
 Non-interest income....................           2.82        2.97       3.11           2.74           2.45            2.30
 Non-interest expenses..................           5.13        5.62       5.99           5.50           4.70            4.48
                                               --------   ---------    -------        -------        -------         -------
 Income before income taxes and
  cumulative effect of a change in
  accounting for postretirement medical
  benefits..............................           2.20        2.19       1.79           1.47           1.24            0.88
 Income tax expense.....................           0.71        0.69       0.52           0.38           0.17            0.30
 Less tax equivalent adjustment.........           0.05        0.05       0.07           0.08           0.11            0.15
 Cumulative effect on years ended prior
  to December 31, 1992 of a change in
  accounting for postretirement medical
  benefits, net of tax..................             --          --         --          (0.16)            --              --
                                               --------   ---------    -------        -------        -------         -------
Net income(a)...........................       $   1.44        1.45       1.20           0.85           0.96            0.43
                                               ========   =========    =======        =======        =======         =======
Leverage(d).............................           14.3x       14.3       14.2           13.2           15.3            16.8
Return on realized common equity(a)(e)..           22.3%       21.4       18.2           11.7           15.3             7.3
Return on realized total equity(a)(e)...           20.9%       20.3       17.1           11.2           14.7             7.3
Stockholders' equity to average assets..            7.0%        7.0        7.1            7.6            6.5             6.0
Dividend payout ratio...................           32.6%       31.2       33.9           45.4           35.3            71.7
Tier 1 at December 31...................           8.11%       9.89       9.71           9.74          10.00            7.25
Tier 1 and Tier 2 at December 31........          10.18%      12.23      12.39          12.42          13.78           11.76
Leverage ratio..........................           5.65%       6.94       6.46           6.62           6.63            5.54

(a) Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 primary net income per common share would have been $1.44, fully diluted net income per common share would have been $1.42, return on realized common equity would have been 14.2%, return on realized total equity would have been 13.4%, and net income per $100 of average assets would have been $1.01.
(b) Net of unearned discount.
(c) Based on average balances and net income for the periods.
(d) The ratio of average assets to average stockholders' equity.
(e) Realized equity excludes unrealized gains (losses) on securities available for sale. Including net unrealized gains (losses) on securities available for sale, return on common equity was 21.9% and return on total equity was 20.6% in 1995. Return on common equity was 22.1% and return on total equity was 20.8% in 1994.

Norwest Corporation and Subsidiaries
Income Statement Data

In millions                                      1995 Over 1994                1994 Over 1993
                                          ----------------------------   ---------------------------
                                          Volume   Yield/Rate   Total    Volume   Yield/Rate   Total
                                          -------  ----------   -------  ------   ----------   -----
Changes in Tax-Equivalent Net Interest
 Income*
----------------------------------------
Interest income
Loans and leases........................   $540.8       346.1     886.9   367.3         54.7   422.0
Investment securities...................     22.8        (8.7)     14.1   (64.9)         7.0   (57.9)
Investment and mortgage-backed
 securities available for sale..........    118.5       111.5     230.0   149.2        (23.7)  125.5
                                           ------       -----   -------   -----        -----   -----
 Total investment securities............    141.3       102.8     244.1    84.3        (16.7)   67.6
Money market and trading account
 securities.............................      4.2        (0.4)      3.8    (9.0)         6.0    (3.0)
Loans held for sale.....................     47.6        36.7      84.3    20.0          6.1    26.1
Mortgages held for sale.................     71.7        37.3     109.0   (77.8)         8.2   (69.6)
                                           ------       -----   -------   -----        -----   -----
  Total.................................    805.6       522.5   1,328.1   384.8         58.3   443.1
                                           ------       -----   -------   -----        -----   -----
Interest expense
Interest-bearing deposits...............     67.6       225.3     292.9    57.7        (46.6)   11.1
Short-term borrowings...................     92.3       133.2     225.5   (22.4)        74.6    52.2
Long-term debt..........................    256.5        83.0     339.5    98.3        (14.4)   83.9
                                           ------       -----   -------   -----        -----   -----
  Total.................................    416.4       441.5     857.9   133.6         13.6   147.2
                                           ------       -----   -------   -----        -----   -----
Net interest income.....................   $389.2        81.0     470.2   251.2         44.7   295.9
                                           ======       =====   =======   =====        =====   =====

*Changes in the average balance/rate are allocated entirely to the yield/rate changes.



Analysis of Selected Non-interest
 Expenses
----------------------------------------
                                               1995  % Change        1994   % Change        1993     1992   1991
                                           --------  --------    --------   --------    --------  -------  -----
Salaries and benefits
Salaries................................   $1,430.2     13.4 %   $1,260.9        4.1%   $1,210.8    991.0  828.5
Benefits................................      314.9      0.7        312.8       18.7       263.5    184.4  154.8
                                           --------              --------               --------  -------  -----
  Total.................................   $1,745.1     10.9 %   $1,573.7        6.7%   $1,474.3  1,175.4  983.3
                                           ========              ========               ========  =======  =====
Business development
Advertising.............................   $   73.0    (26.0)%   $   98.6       35.1%   $   73.0     52.6   39.4
Other business development..............       99.2      7.9         91.9       17.4        78.3     64.9   54.0
                                           --------              --------               --------  -------  -----
  Total.................................   $  172.2     (9.6)%   $  190.5       25.9%   $  151.3    117.5   93.4
                                           ========              ========               ========  =======  =====
Other non-interest expenses
Professional fees.......................   $  107.2     78.1%    $   60.2         --%   $   60.2     53.8   41.5
Other employment........................       47.4      3.9         45.6       17.8        38.7     32.4   24.0
Insurance claims........................       54.9     28.6         42.7        1.2        42.2     25.7   22.1
Charitable contributions................        1.9    (92.3)        24.6      (66.1)       72.5     25.3    6.4
Other real estate owned, net............       14.1    219.5        (11.8)    (457.6)        3.3      7.1   31.6
Other...................................      164.7    (32.9)       245.4      (36.3)      385.5    360.6  168.7
                                           --------              --------               --------  -------  -----
  Total.................................   $  390.2     (4.1)%   $  406.7      (32.5)%  $  602.4    504.9  294.3
                                           ========              ========               ========  =======  =====

Norwest Corporation and Subsidiaries
Consolidated Average Balance Sheets and Related Yields and Rates*

                                              1995                                  1994                            1993
                               ------------------------------------    ---------------------------------    ---------------------
                                             Interest      Average                 Interest     Average                  Interest
                               Average        Income/      Yields/     Average      Income/     Yields/     Average      Income/
In millions, except ratios     Balance        Expense       Rates      Balance      Expense      Rates      Balance      Expense
--------------------------     -------       --------      --------    -------     ---------    --------    -------      --------
Assets
Money market investments...      $   604       $   35.7       5.92%     $   472      $   21.9      4.66%     $   624      $   19.8
Trading account securities.          180           15.2       8.48          250          25.2     10.11          254          30.3
Investment securities
 U.S. Treasury and federal
  agencies.................           28            1.3       4.96           26           1.3      4.84          881          44.0
  State, municipal
  and housing-tax
  exempt...................          695           71.1      10.22          680          71.6     10.53          739          79.7
 Other investment
  securities...............          672           34.1       5.08          412          19.5      4.74          226          17.3
 Mortgage-backed securities
  Federal agencies.........           --             --         --           --            --        --          159           8.2
 Collateralized
  mortgage obligations.....           --             --         --           --            --        --           22           1.1
Investment securities
 available for sale........        1,899          122.5       7.12        2,137         122.6      5.98        1,662         120.4
Mortgage-backed securities
 available for sale........       12,628          945.8       7.46       10,407         715.7      6.73        8,827         592.4
                                 -------       --------                 -------      --------                -------      --------
 Total investment
  securities...............       15,922        1,174.8       7.44       13,662         930.7      6.74       12,516         863.1
Loans held for sale........        2,232          195.7       8.77        1,563         111.4      7.13        1,266          85.3
Mortgages held for sale....        4,804          366.2       7.62        3,757         257.2      6.85        4,932         326.8
Loans and leases (net of
 unearned discount)
 Commercial................       10,754        1,003.1       9.33        9,301         749.9      8.06        8,433         648.3
 Real estate...............       13,113        1,232.3       9.40       11,445         997.2      8.71       10,720         934.7
 Consumer..................       11,694        1,727.8      14.78        9,498       1,329.2     13.99        7,415       1,071.3
                                 -------       --------                 -------      --------                -------      --------
  Total loans and
   leases..................       35,561        3,963.2      11.14       30,244       3,076.3     10.17       26,568       2,654.3
 Allowance for
  credit losses............         (861)                                  (801)                                (791)
                                 -------                                -------                              -------
  Net loans and
   leases..................       34,700                                 29,443                               25,777
                                 -------       --------                 -------      --------                -------      --------
  Total earning assets
   (before the
   allowance for
   credit losses)..........       59,303        5,750.8       9.72       49,948       4,422.7      8.83       46,160       3,979.6
                                               --------                              --------                             --------
Cash and due from banks....        3,214                                  2,974                                2,871
Other assets...............        4,597                                  2,952                                2,647
                                 -------                                -------                              -------
  Total assets.............      $66,253                                $55,073                              $50,887
                                 =======                                =======                              =======

Liabilities and
 Stockholders' Equity
Noninterest-bearing
 deposits..................      $ 9,985                                $ 8,704                              $ 7,726
Interest-bearing deposits
 Savings and NOW accounts..        4,992           98.9       1.98        4,617          85.0      1.84        4,244          85.3
 Money market accounts.....       10,595          332.9       3.14       10,487         247.4      2.36        9,106         201.1
 Savings certificates......       10,809          583.1       5.39        9,794         446.9      4.56        9,582         473.1
 Certificates of
  deposit and other time...        1,860          106.7       5.73        1,544          69.9      4.53        1,650          77.7
 Foreign time..............          609           34.7       5.70          328          14.2      4.34          489          15.1
                                 -------       --------                 -------      --------                -------      --------
 Total interest-bearing
  deposits.................       28,865        1,156.3       4.01       26,770         863.4      3.23       25,071         852.3
Short-term borrowings......        8,738          515.8       5.90        6,628         290.3      4.38        7,316         238.1
Long-term debt.............       11,918          776.0       6.51        7,508         436.4      5.82        5,871         352.6
                                 -------       --------                 -------      --------                -------      --------
  Total interest-bearing
   liabilities.............       49,521        2,448.1       4.94       40,906       1,590.1      3.89       38,258       1,443.0

Capitalized interest
 expense...................                        (0.1)                                   --                                 (0.1)
                                               --------                              --------                             --------
  Net interest expense.....                     2,448.0                               1,590.1                              1,442.9
Other liabilities..........        2,109                                  1,620                                1,315
Stockholders' equity.......        4,638                                  3,843                                3,588
                                 -------                                -------                              -------
  Total liabilities
   and stockholders'
   equity..................      $66,253                                $55,073                              $50,887
                                 =======       --------                 =======      --------                =======      --------
Net Interest income
 (tax-equivalent basis)....                    $3,302.8                              $2,832.6                             $2,536.7
                                               ========                              ========                             ========
Yield spread...............                                   4.78                                 4.94
Net interest income to
 earning assets............                                   5.58                                 5.66
Interest-bearing
 liabilities to earning
 assets....................                                  83.50                                81.90

* Interest income/expense and yields/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 1995, 1994 and 1993 and 34% in each preceding period presented.

Non-accrual loans and the related negative income effect have been included in the calculation of average rates.
NM -- Not meaningful.



                        1992                               1991                              1990                Average Balance
---------  -------------------------------    -------------------------------   ------------------------------   ------------------
Average                Interest    Average                Interest   Average                Interest   Average   5 Year   % Change
Yields/    Average      Income/    Yields/    Average     Income/    Yields/    Average     Income/    Yields/   Growth   1995 Over
 Rates     Balance      Expense     Rates     Balance     Expense     Rates     Balance     Expense     Rates    Rate %     1994
-------    -------     --------    -------    -------     --------   -------    -------     --------   -------   -------  ---------
    3.18%    $   779     $   28.9      3.71%    $ 1,143     $   76.7     6.72%    $ 1,640     $  138.3     8.43%   (18.1)%   28.0%
   11.90         344         23.9      6.95         157         11.6     7.39         119         10.2     8.57      8.6    (28.0)

    5.00       2,132        132.1      6.20       2,199        178.6     8.13       2,211        191.6     8.66    (58.3)     7.7
   10.79         917         98.1     10.70       1,028        116.0    11.29       1,142        129.6    11.35     (9.5)     2.2
    7.65         434         29.6      6.81         451         36.3     8.01         670         53.3     7.95      0.1     63.1

    5.16       7,183        562.7      7.83       7,993        715.3     8.95       4,592        444.7     9.68   (100.0)      --
    4.90         228         21.5      9.39         431         35.9     8.32         741         65.3     8.82   (100.0)      --
    7.25         228         17.1      7.53          --           --       --          --           --       --      NM     (11.1)
    6.71       2,093        164.9      7.88          --           --       --          --           --       --      NM      21.3
             -------     --------               -------     --------              -------     --------
    6.90      13,215      1,026.0      7.76      12,102      1,082.1     8.94       9,356        884.5     9.45     11.2     16.5
    6.74         345         24.2      6.99          --           --       --          --           --       --      NM      42.8
    6.63       3,639        279.4      7.68       2,100        192.1     9.15       1,420        137.8     9.70     27.6     27.9

    7.69       8,105        670.8      8.28       8,922        877.4     9.83       9,261      1,016.3    10.97      3.0     15.6
    8.72       8,478        834.3      9.84       7,762        856.3    11.03       6,868        787.9    11.47     13.8     14.6
   14.45       6,749        956.8     14.18       6,855        977.5    14.26       6,568        970.0    14.77     12.2     23.1
             -------     --------               -------     --------              -------     --------
    9.99      23,332      2,461.9     10.55      23,539      2,711.2    11.52      22,697      2,774.2    12.22      9.4     17.6
                (721)                              (660)                             (472)                          12.8      7.5
             -------                            -------                           -------
              22,611                             22,879                            22,225                            9.3     17.9
             -------     --------               -------     --------              -------     --------

    8.62      41,654      3,844.3      9.23      39,041      4,073.7    10.43      35,232      3,945.0    11.20     11.0     18.7
                         --------                           --------                          --------
               2,566                              2,437                             2,270                            7.2      8.1
               2,904                              2,619                             1,920                           19.1     55.7
             -------                            -------                           -------
             $46,403                            $43,437                           $38,950                           11.2     20.3
             =======                            =======                           =======

             $ 6,225                            $ 5,377                           $ 4,832                           15.6     14.7

    2.01       3,872        107.5      2.78       3,508        150.6     4.30       3,106        152.7     4.92     10.0      8.1
    2.21       8,159        205.9      2.52       7,565        370.0     4.89       6,136        377.7     6.15     11.5      1.0
    4.94      10,352        603.9      5.83      10,641        764.5     7.18       8,852        706.7     7.98      4.1     10.4
    4.71       1,754         94.7      5.40       2,713        186.2     6.86       3,277        270.0     8.24    (10.7)    20.5
    3.09         112          3.6      3.23         200         11.2     5.60         240         19.6     8.17     20.5     85.7
             -------     --------               -------     --------              -------     --------
    3.40      24,249      1,015.6      4.19      24,627      1,482.5     6.02      21,611      1,526.7     7.06      6.0      7.8
    3.25       7,058        277.9      3.94       5,890        352.4     5.98       6,428        522.9     8.13      6.3     31.8
    6.01       4,086        317.3      7.77       3,492        315.4     9.03       2,753        270.5     9.82     34.1     58.7
             -------     --------               -------     --------              -------     --------
    3.77      35,393      1,610.8      4.55      34,009      2,150.3     6.32      30,792      2,320.1     7.54     10.0     21.1
                             (0.2)                                --                                --
                         --------                           --------                          --------
                          1,610.6                            2,150.3                           2,320.1
               1,276                              1,206                             1,002                           16.0     30.2
               3,509                              2,845                             2,324                           14.8     20.7
             -------                            -------                           -------
             $46,403                            $43,437                           $38,950                           11.2     20.3
             =======     --------               =======     --------              =======     --------
                         $2,233.7                           $1,923.4                          $1,624.9
                         ========                           ========                          ========

    4.85                               4.68                              4.11                              3.66
    5.50                               5.36                              4.93                              4.61
   82.88                              84.97                             87.11                             87.40

Norwest Corporation and Subsidiaries
Loan Information

In millions, except ratios                   1995     1994     1993     1992     1991     1990
--------------------------                -------   ------   ------   ------   ------   ------

Loans and Leases at December 31,
Commercial, financial and industrial....  $ 9,327    7,434    6,686    6,577    6,440    7,190
Agricultural............................    1,091      956      938      830      814      816
Construction and land development.......      742      568      566      454      518      759
Real estate
 Secured by 1-4 family residential
  properties............................    8,593    8,959    8,321    7,582    5,067    5,254
 Secured by other properties............    4,174    3,590    3,418    3,186    3,277    3,458
Consumer................................   10,521    8,305    6,879    6,046    6,714    5,917
Credit card.............................    1,666    2,511    1,727      994      813      938
Lease financing.........................      816      765      699      627      600      521
Foreign
 Consumer installment...................      652      444      425      425       --       --
 Real estate secured by 1-4 family
  residential properties................       53       42       30       15       --       --
 Other..................................      196      130       93       62       61       50
                                          -------   ------   ------   ------   ------   ------
  Total loans and leases................   37,831   33,704   29,782   26,798   24,304   24,903
  Unearned discount.....................   (1,678)  (1,128)  (1,021)  (1,015)    (984)    (936)
                                          -------   ------   ------   ------   ------   ------
  Total loans and leases net of
   unearned discount....................  $36,153   32,576   28,761   25,783   23,320   23,967
                                          =======   ======   ======   ======   ======   ======
Allowance for Credit Losses
Balance at beginning of year............  $ 789.9    789.2    773.1    704.3    577.0    408.6
Allowances related to assets acquired,
 net....................................    119.1     29.0     36.2     23.4     42.5     57.5
Provision for credit losses.............    312.4    164.9    158.2    270.8    406.4    433.0
Credit losses
 Commercial, financial and industrial...     41.3     31.0     58.9     90.9    146.4    127.5
 Agricultural...........................      2.7      4.5      2.6      4.2      3.9      2.3
 Construction and land development......      0.6      2.8     11.9     15.8     21.4     36.3
 Real estate............................     20.8     44.2     53.2     68.4     99.6     69.6
 Consumer...............................    201.7    130.5    116.4    118.9    131.9    110.5
 Credit card............................    121.8     73.2     46.1     36.9     35.7     42.9
 Lease financing........................      2.6      2.3      2.2      2.6      3.8      2.6
 Foreign
  Consumer installment..................     27.5     17.4     18.5      2.9       --       --
  Other.................................      2.2      8.9      0.5      0.5      1.8      0.7
                                          -------   ------   ------   ------   ------   ------
  Total credit losses...................    421.2    314.8    310.3    341.1    444.5    392.4
                                          -------   ------   ------   ------   ------   ------
Recoveries
 Commercial, financial and industrial...     26.9     34.0     39.4     41.4     47.3     26.2
 Agricultural...........................      2.6      2.5      4.0      4.9      4.0      5.1
 Construction and land development......      4.5      7.2      7.2      2.4      6.9      1.1
 Real estate............................     17.5     26.9     36.6     24.9     23.6      8.5
 Consumer...............................     44.6     35.4     32.1     30.1     27.5     21.5
 Credit card............................     13.0     10.6      7.8      6.7      5.5      3.3
 Lease financing........................      2.1      0.7      0.3      0.6      0.3      0.4
 Foreign
  Consumer installment..................      4.3      3.5      3.5       --       --       --
  Other.................................      1.5      0.8      1.1      4.7      7.8      4.2
                                          -------   ------   ------   ------   ------   ------
  Total recoveries......................    117.0    121.6    132.0    115.7    122.9     70.3
                                          -------   ------   ------   ------   ------   ------
Net credit losses.......................    304.2    193.2    178.3    225.4    321.6    322.1
                                          -------   ------   ------   ------   ------   ------
Balance at end of year..................  $ 917.2    789.9    789.2    773.1    704.3    577.0
                                          =======   ======   ======   ======   ======   ======
Allocation of Allowance for Credit
 Losses
Commercial..............................   $186.4    151.9    137.4    154.5    185.9    170.3
Consumer................................    276.5    209.0    195.2    155.4    140.6    109.1
Real estate.............................    171.8    163.5    203.4    220.6    152.8    151.6
Foreign.................................     27.0     20.0     21.2     22.0      5.0      7.0
Unallocated.............................    255.5    245.5    232.0    220.6    220.0    139.0
                                          -------   ------   ------   ------   ------   ------
  Total.................................   $917.2    789.9    789.2    773.1    704.3    577.0
                                          =======   ======   ======   ======   ======   ======

Credit Quality Ratios
Net credit losses as a percent of
 average loans and leases...............     0.86%    0.64     0.67     0.97     1.37     1.42
Allowance for credit losses to
  Total loans and leases at year-end....     2.54%    2.42     2.74     3.00     3.02     2.41
  Net credit losses.....................     3.02x    4.09     4.43     3.43     2.19     1.79
Provision for credit losses to average
 loans and leases.......................     0.88%    0.55     0.60     1.16     1.73     1.91
Earnings coverage of net credit losses..     5.70x    6.96     5.82     3.53     2.79     2.23


Norwest Corporation and Subsidiaries
Other Balance Sheet Data
In millions, except ratios
Maturity of Total Investment Securities (a)

                                                                            Carrying Value
                                        ---------------------------------------------------------------------------------    Total
                                         Within 1 Year    1-5 Years      5-10 Years     After 10 Years         Total         Market
                                         Amount/Yield    Amount/Yield   Amount/Yield     Amount/Yield      Amount/Yield      Value
                                         -------------   ------------   -------------   ---------------    --------------  ---------

At December 31, 1995
---------------------------------------
Held for Investment
U.S. Treasury and federal agencies.....  $   --     --%  $     --    --% $   --    --%  $      --    --%  $      --    --% $      --
State, municipal and housing-tax
 exempt (b)............................      --     --         --    --      --    --          --    --          --    --         --
Other..................................      --     --      262.9  1.64      --    --       497.6  6.00       760.5  4.49      795.8
                                         ------          --------        ------         ---------         ---------        ---------
Total investment securities held for
 investment............................      --     --      262.9  1.64      --    --       497.6  6.00       760.5  4.49      795.8
                                         ------          --------        ------         ---------         ---------        ---------
Available for Sale
Investment securities:
U.S. Treasury and federal agencies.....   443.9   6.11      389.9  6.44    88.8  6.11        63.6  6.89       986.2  6.29      986.2
State, municipal and housing-tax
 exempt (b)............................    53.3   6.51      226.1  6.55   156.9  7.32       389.7  6.93       826.0  6.87      826.0
Other..................................   249.0   8.39      350.3  6.14    89.0  6.47       253.5  7.77       941.8  7.17      941.8
                                         ------          --------        ------         ---------         ---------        ---------
Total investment securities available
 for sale..............................   746.2   6.63      966.3  6.39   334.7  6.76       706.8  7.20     2,754.0  6.72    2,754.0
                                         ------          --------        ------         ---------         ---------        ---------
Mortgage-backed securities:
Federal agencies.......................    45.5   7.41      262.2  6.00   314.5  7.60    11,715.9  7.62    12,338.1  7.58   12,338.1
Collateralized mortgage obligations....     8.0   7.75        8.9  4.66     6.1  6.69       127.9  7.91       150.9  7.66      150.9
                                         ------          --------        ------         ---------         ---------        ---------
Total mortgage-backed securities
 available for sale....................    53.5   7.47      271.1  5.96   320.6  7.58    11,843.8  7.62    12,489.0  7.58   12,489.0
                                         ------          --------        ------         ---------         ---------        ---------
Total securities available for sale....   799.7   6.69    1,237.4  6.27   655.3  7.17    12,550.6  7.60    15,243.0  7.44   15,243.0
                                         ------          --------        ------         ---------         ---------        ---------
Total investment securities............  $799.7   6.69   $1,500.3  5.40  $655.3  7.17   $13,048.2  7.54   $16,003.5  7.29  $16,038.8
                                         ======          ========        ======         =========         =========        =========



Maturity of Loans (c)                         Within 1 Year    1-5 Years    After 5 Years     Total
                                              -------------    ---------    -------------    -------
Commercial..............................        $ 5,174          4,504            740        $10,418
Construction and land development.......            490            188             64            742
Real estate.............................            699          2,168          1,307          4,174
Foreign.................................            145             37             14            196
                                                -------         ------         ------        -------
Total...................................        $ 6,508          6,897          2,125        $15,530
                                                =======         ======         ======        =======

Predetermined interest rates............        $ 2,072          3,482          1,214        $ 6,768
Floating interest rates.................          4,436          3,415            911          8,762
                                                -------         ------         ------        -------
Total...................................        $ 6,508          6,897          2,125        $15,530
                                                =======         ======         ======        =======


Maturity of Time Deposits of $100,000 or more      Within 3 Months   3-6 Months   6-12 Months   Over 12 Months     Total
                                                   ---------------   ----------   -----------   --------------    -------
Certificates of deposit and other time.......          $   956            445           363             544       $ 2,308
Foreign time.................................              193              4            --              --           197
                                                       -------        -------        ------          ------       -------
Total........................................          $ 1,149            449           363             544       $ 2,505
                                                       =======        =======        ======          ======       =======


Deposits at December 31,                                 1995           1994          1993            1992         1991
                                                       -------        -------        ------          ------       -------
Noninterest-bearing deposits.................          $11,624          9,283         9,054           7,382         6,551
Interest-bearing deposits
 Savings and NOW accounts....................            5,378          4,790         4,421           4,310         3,613
 Money market accounts.......................           11,268         10,403        10,592           8,422         8,036
 Savings certificates........................           11,244          9,773        10,043           9,683        10,528
 Certificates of deposit and other time (d)..            2,316          1,528         1,678           1,655         2,448
 Foreign time (e)............................              199            647           189             157           155
                                                       -------        -------        ------          ------       -------
Total deposits...............................          $42,029         36,424        35,977          31,609        31,331
                                                       =======        =======        ======          ======       =======

(a) Based on contractual maturities.
(b) The yield on state, municipal and housing securities is increased by the benefit of tax exemption, assuming a 35% federal income tax rate. For the year ended December 31, 1995, the amount of the increases in the yields for these securities and for total securities held for investment is 3.26% and 1.63%, respectively, and for securities available for sale is 2.38% and 0.02%, respectively.
(c) Excludes leases of $816 million and consumer and residential mortgage loans of $21,485 million.
(d) Includes $8 million of time deposits less than $100,000 in 1995.
(e) Includes $2 million of foreign time deposits less than $100,000 in 1995.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information

                                          1995 Quarters                                        1994 Quarters
                     ---------------------------------------------------------  ----------------------------------------------------

In millions, except
 per common share
 amounts and
 ratios                 Fourth         Third         Second          First       Fourth      Third         Second          First
                     -------------  -------------  -------------  ------------   ------- -------------  -------------  -------------
Interest income.....      $1,564.0        1,476.2        1,389.1        1,288.0  1,196.4       1,130.7        1,073.8          992.8
Interest expense....         676.4          636.4          590.9          544.3    461.8         408.9          376.5          342.9
                          --------        -------        -------        -------  -------       -------        -------          -----
Net interest income.         887.6          839.8          798.2          743.7    734.6         721.8          697.3          649.9
Provision for
 credit losses......          95.9           86.5           74.7           55.3     63.3          41.6           23.7           36.3
Non-interest income.         527.7          489.4          451.3          396.6    437.9         379.4          386.9          434.1
Non-interest
 expenses...........         940.3          871.9          825.9          761.0    807.8         760.5          759.0          769.1
                          --------        -------        -------        -------  -------       -------        -------          -----
Income before
 income taxes.......         379.1          370.8          348.9          324.0    301.4         299.1          301.5          278.6
Income tax expense..         119.4          125.6          114.6          107.2     96.5          96.1           99.5           88.1
                          --------        -------        -------        -------  -------       -------        -------          -----
Net income..........      $  259.7          245.2          234.3          216.8    204.9         203.0          202.0          190.5
                          ========        =======        =======        =======  =======       =======        =======          =====
Per Common Share
Net income
Primary.............      $   0.72           0.70           0.68           0.66     0.63          0.62           0.61           0.59
Fully diluted.......          0.72           0.69           0.67           0.65     0.62          0.61           0.60           0.58
Dividends declared..         0.240          0.240          0.210          0.210    0.210         0.185          0.185          0.185
Stockholders'
 equity.............         14.20          13.73          12.91          11.96    10.79         11.13          11.07          11.14
Stock price range... 34 3/4-29 1/4  32 3/4-26 7/8  29 3/8-25 1/8  26 1/4-22 5/8    25-21 27 1/2-24 3/4  28 1/4-23 1/8  27 3/8-22 1/4


Tax-equivalent Yields
 and Rates
Money market
 investments........          6.17%          5.52           6.15           5.78     6.79          3.05           5.01           4.28
Trading account
 securities.........          6.13           7.72          11.27           9.75     9.63          9.84          11.66           9.36
Investment
 securities.........          7.59           7.52           7.75           7.72     7.79          8.05           8.13           9.26
Investment and
 mortgage-backed
 securities available
 for sale...........          7.60           7.40           7.33           7.32     7.07          6.74           6.43           6.12
  Total investment
   securities.......          7.60           7.41           7.37           7.36     7.12          6.85           6.57           6.38
Mortgages held for
 sale...............          7.47           7.29           8.19           8.11     7.89          7.32           6.67           5.89
Loans held for sale.          9.30           8.46           8.65           8.57     7.96          7.22           6.73           6.45
Loans and leases....         11.33          11.32          11.13          10.78    10.50         10.33          10.05           9.77
 Total earning
  assets............          9.80           9.76           9.81           9.49     9.27          8.97           8.67           8.37
Interest-bearing
 deposits...........          4.05           4.05           4.02           3.90     3.52          3.18           3.09           3.11
Short-term
 borrowings.........          5.82           5.75           6.12           6.00     5.25          4.61           4.03           3.35
Long-term debt......          6.40           6.55           6.62           6.52     6.13          5.85           5.62           5.60
 Total interest-
  bearing
  liabilities.......          4.97           4.97           4.99           4.84     4.34          3.92           3.69           3.57
Yield spread........          4.83           4.79           4.82           4.65     4.93          5.05           4.98           4.80
Net interest income to
 earning assets.....          5.60           5.59           5.66           5.49     5.73          5.76           5.65           5.49


Ratios*
Return on assets....          1.42%          1.43           1.48           1.46     1.43          1.45           1.48           1.45
Leverage............         14.16 x        14.30          13.92          14.84    15.34         14.24          14.26          13.52
Return on realized
 common equity......          22.0%          22.3           22.6           22.2     21.5          21.1           21.7           21.5


(Continued on page 82)

*Based on average balances and net income for the periods.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information (Continued from page 81)

                                                     1995 Quarters                       1994 Quarters
                                          -----------------------------------  ----------------------------------
In millions                                Fourth    Third   Second    First   Fourth    Third   Second    First
                                          --------  -------  -------  -------  -------  -------  -------  -------
Average Assets
Money market investments................  $   677      364      408      973      351      471      562      500
Trading account securities..............      201      212      165      141      166      198      267      371
Investment securities...................    1,460    1,437    1,384    1,296    1,169    1,191    1,130      981
Investment and mortgage-backed
 securities available for sale..........   15,572   14,622   13,909   13,989   13,011   13,206   12,518   11,415
                                          -------   ------   ------   ------   ------   ------   ------   ------
Total investment securities.............   17,032   16,059   15,293   15,285   14,180   14,397   13,648   12,396
Mortgages held for sale.................    6,757    5,923    3,657    2,824    3,157    3,399    3,873    4,622
Loans held for sale.....................    2,482    2,089    2,202    2,153    1,753    1,425    1,557    1,517
Loans and leases, net of unearned
 discount...............................   37,262   36,265   35,444   33,219   31,720   30,502   29,820   28,901
                                          -------   ------   ------   ------   ------   ------   ------   ------
Total average earning assets............   64,411   60,912   57,169   54,595   51,327   50,392   49,727   48,307
Allowance for credit losses.............     (913)    (869)    (851)    (809)    (791)    (798)    (805)    (808)
Cash and due from banks.................    3,549    3,074    3,155    3,074    3,150    2,811    2,949    2,985
Other assets............................    5,533    5,044    4,232    3,553    3,244    2,958    2,860    2,740
                                          -------   ------   ------   ------   ------   ------   ------   ------
Total average assets....................  $72,580   68,161   63,705   60,413   56,930   55,363   54,731   53,224
                                          =======   ======   ======   ======   ======   ======   ======   ======

Average Liabilities and Stockholders'
 Equity
Noninterest-bearing deposits............  $11,050   10,415    9,526    8,921    9,064    8,455    8,515    8,783
Interest-bearing deposits...............   30,371   29,021   28,272   27,767   26,545   26,747   27,019   26,770
Short-term borrowings...................   10,020    9,693    7,582    7,616    7,145    7,073    6,827    5,445
Long-term debt..........................   13,744   12,203   11,603   10,081    8,615    7,665    7,096    6,633
Other liabilities.......................    2,271    2,062    2,145    1,957    1,850    1,536    1,437    1,655
Stockholders' equity....................    5,124    4,767    4,577    4,071    3,711    3,887    3,837    3,938
                                          -------   ------   ------   ------   ------   ------   ------   ------
Total average liabilities and
 stockholders' equity...................  $72,580   68,161   63,705   60,413   56,930   55,363   54,731   53,224
                                          =======   ======   ======   ======   ======   ======   ======   ======

The financial information on pages 81 and 82 is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations.