Form 10-Q
period 1996-03-31
NORWEST CORP
filed 1996-05-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996

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

Common Stock, par value $1 2/3 per share,
outstanding at April 30, 1996                          365,905,685 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                       Page
1.  Consolidated Balance Sheets -
      March 31, 1996 and December 31, 1995..........................    3

2.  Consolidated Statements of Income -
      Quarters Ended March 31, 1996 and 1995........................    4

3.  Consolidated Statements of Cash Flows -
      Quarters Ended March 31, 1996 and 1995........................    5

4.  Consolidated Statements of Stockholders' Equity -
      Quarters Ended March 31, 1996 and 1995........................    6

5.  Notes to Unaudited Consolidated Financial Statements............    8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                      March 31,    December 31,
                                                    1996            1995
ASSETS
Cash and due from banks .......................$ 3,461.9         4,320.3
Interest-bearing deposits with banks ..........     32.3            29.4
Federal funds sold and resale agreements ......  1,242.7           596.8
    Total cash and cash equivalents ...........  4,736.9         4,946.5
Trading account securities ....................    492.9           150.6
Investment securities (fair value
    $854.3 in 1996 and $795.8 in 1995) ........    833.8           760.5
Investment and mortgage-backed securities
  available for sale........................... 15,261.0        15,243.0
    Total investment securities ............... 16,094.8        16,003.5
Loans held for sale ...........................  3,449.5         3,343.9
Mortgages held for sale .......................  5,719.3         6,514.5
Loans and leases, net of unearned discount..... 37,393.7        36,153.1
Allowance for credit losses ...................   (959.7)         (917.2)
    Net loans and leases ...................... 36,434.0        35,235.9
Premises and equipment, net ...................  1,059.7         1,034.1
Interest receivable and other assets ..........  5,955.0         4,905.4
    Total assets ..............................$73,942.1        72,134.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................$10,975.3        11,623.9
  Interest-bearing ............................ 32,129.6        30,404.9
    Total deposits ............................ 43,104.9        42,028.8
Short-term borrowings .........................  7,865.8         8,527.2
Accrued expenses and other liabilities ........  3,188.7         2,589.5
Long-term debt ................................ 14,336.2        13,676.8
    Total liabilities ......................... 68,495.6        66,822.3
Preferred stock ...............................    274.1           341.2
Unearned ESOP shares ..........................    (86.3)          (38.9)
    Total preferred stock .....................    187.8           302.3
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 364,378,789 and 358,332,153 shares
   in 1996 and 1995, respectively .............    607.3           597.2
Surplus .......................................    808.1           734.2
Retained earnings .............................  3,694.1         3,496.3
Net unrealized gains on securities
  available for sale ..........................    297.8           327.1
Notes receivable from ESOP ....................    (14.7)          (13.3)
Treasury stock - 5,291,503 and 5,571,696
  common shares in 1996 and 1995, respectively.   (128.6)         (125.9)
Foreign currency translation ..................     (5.3)           (5.8)
    Total common stockholders' equity .........  5,258.7         5,009.8
    Total stockholders' equity ................  5,446.5         5,312.1
    Total liabilities and
      stockholders' equity ....................$73,942.1        72,134.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts          Quarter Ended
                                                        March 31
                                                      1996       1995
INTEREST INCOME ON
Loans and leases ...............................  $1,039.8      887.5
Investment securities ..........................       8.9       19.2
Investment and mortgage-backed securities
 available for sale ............................     265.9      261.4
Loans held for sale ............................      87.2       45.5
Mortgages held for sale ........................     108.4       57.2
Money market investments .......................       7.8       13.9
Trading account securities .....................       6.0        3.3
    Total interest income ......................   1,524.0    1,288.0

INTEREST EXPENSE ON
Deposits .......................................     310.0      267.1
Short-term borrowings ..........................     110.8      112.8
Long-term debt .................................     212.4      164.4
    Total interest expense .....................     633.2      544.3
      Net interest income ......................     890.8      743.7
Provision for credit losses ....................      87.8       55.3
      Net interest income after
        provision for credit losses ............     803.0      688.4

NON-INTEREST INCOME
Trust ..........................................      75.0       56.5
Service charges on deposit accounts ............      75.2       61.5
Mortgage banking ...............................     169.4      131.2
Data processing ................................      16.5       14.8
Credit card ....................................      31.5       30.9
Insurance ......................................      69.7       47.4
Other fees and service charges .................      69.6       47.9
Net investment and mortgage-backed
 securities available for sale gains (losses)...       1.7      (35.2)
Net venture capital gains ......................      66.5       21.6
Trading ........................................     (15.3)      10.4
Other ..........................................      (4.7)       7.8
    Total non-interest income ..................     555.1      394.8

NON-INTEREST EXPENSES
Salaries and benefits ..........................     509.1      398.5
Net occupancy ..................................      68.3       59.7
Equipment rentals, depreciation and maintenance.      72.7       63.6
Business development ...........................      53.2       43.5
Communication ..................................      66.5       50.5
Data processing ................................      34.4       30.1
Intangible asset amortization ..................      38.2       18.4
Other ..........................................     103.1       94.9
    Total non-interest expenses ................     945.5      759.2
INCOME BEFORE INCOME TAXES .....................     412.6      324.0
Income tax expense .............................     141.2      107.2
NET INCOME .....................................  $  271.4      216.8

Average Common and Common Equivalent Shares ....     360.8      314.5
PER COMMON SHARE
 Net Income
  Primary ......................................  $   0.74       0.66
  Fully diluted ................................      0.74       0.65
 Dividends .....................................      0.24       0.21

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Quarter Ended
In millions                                                                    March 31
                                                                            1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................$    271.4       216.8
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses ......................................      87.8        55.3
    Depreciation and amortization ....................................     137.2        82.0
    (Gains)losses on sales of loans, securities and other assets, net.     (55.0)        1.7
    Release of preferred shares to ESOP...............................      13.4        10.9
    Purchases of trading account securities .......................... (19,367.1)  (29,232.6)
    Proceeds from sales of trading account securities ................  19,013.5    29,137.3
    Originations of mortgages held for sale .......................... (12,272.7)   (4,702.1)
    Proceeds from sales of mortgages held for sale ...................  13,065.7     4,600.1
    Originations of loans held for sale ..............................    (249.2)     (218.2)
    Proceeds from sales of loans held for sale .......................     147.6        88.5
    Deferred income taxes ............................................     (17.1)       (4.2)
    Interest receivable ..............................................       1.7       (28.5)
    Interest payable .................................................       3.5        36.9
    Other assets, net ................................................    (242.1)     (311.0)
    Other accrued expenses and liabilities, net ......................     156.6        61.6
      Net cash flows from (used for) operating activities ............     695.2      (205.5)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities......       8.0        21.3
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale..............................     739.5       392.2
  Proceeds from sales and calls of investment securities .............      64.8        35.2
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale.....................................     946.3       684.3
  Purchases of investment securities .................................    (160.6)     (159.3)
  Purchases of investment and mortgage-backed securities available
    for sale..........................................................  (1,757.1)     (593.4)
  Net change in banking subsidiaries' loans and leases................     153.4      (322.4)
  Non-bank subsidiaries' loans and leases originated..................  (1,459.5)   (1,311.6)
  Principal collected on non-bank subsidiaries' loans and leases......   1,343.9     1,242.6
  Purchases of premises and equipment ................................     (50.1)      (51.4)
  Proceeds from sales of premises, equipment & other real estate owned      23.0        16.1
  Purchases of subsidiaries, net of cash and cash equivalents acquired      55.5        51.2
  Divestiture of branches, net of cash and cash equivalents paid......         -        (4.3)
    Net cash flows (used for) from investing activities...............     (92.9)        0.5

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net ......................................................    (577.4)   (1,031.8)
  Short-term borrowings, net .........................................    (661.4)     (809.4)
  Long-term debt borrowings ..........................................   2,070.5     1,767.1
  Repayments of long-term debt .......................................  (1,414.1)      (93.7)
  Issuances of common stock ..........................................      24.8        16.3
  Repurchases of common stock ........................................     (50.8)       (8.7)
  Sale of preferred stock held by subsidiary .........................         -        20.0
  Repurchases of preferred stock .....................................    (112.7)          -
  Net decrease in notes receivable from ESOP .........................       0.1           -
  Dividends paid .....................................................     (90.9)      (75.7)
    Net cash flows (used for) from financing activities ..............    (811.9)     (215.9)
    Net decrease in cash and cash equivalents ........................    (209.6)     (420.9)

CASH AND CASH EQUIVALENTS
  Beginning of period ................................................   4,946.5     4,024.3
  End of period ......................................................$  4,736.9     3,603.4

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)



                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                          Unearned                             Securities       Notes                   Foreign
except for              Preferred      ESOP  Common   Sur-   Retained    Available  Receivable   Treasury       Currency
shares                      Stock    Shares   Stock   plus   Earnings     for Sale   from ESOP      Stock    Translation    Total

Balance,
 December 31, 1994....... $ 526.7     (14.7)  538.5  578.8    2,950.0       (360.4)      (13.3)    (350.9)          (8.3) 3,846.4
Net income...............       -         -       -      -      216.8            -           -          -              -    216.8
Dividends on
  Common stock...........       -         -       -      -      (65.2)           -           -          -              -    (65.2)
  Preferred stock........       -         -       -      -      (10.5)           -           -          -              -    (10.5)
Conversion of 10,863
  preferred shares to
  428,097 common shares..   (10.9)        -       -   (1.1)         -            -           -       12.0              -        -
Sale of 100,000
  preferred shares
  held by subsidiary.....    20.0         -       -      -          -            -           -          -              -     20.0
Issuance of 63,300
  preferred shares
  to ESOP................    63.3     (65.8)      -    2.5          -            -           -          -              -        -
Release of preferred
  shares to ESOP.........       -      11.3       -   (0.4)         -            -           -          -              -     10.9
Issuance of 904,697
  common shares..........       -         -       -   19.6      (26.9)           -           -       25.2              -     17.9
Issuance of 12,297,093
  common shares for
  acquisitions...........       -         -    18.2  (39.9)       3.6            -           -       34.1              -     16.0
Repurchase of 366,100
   common shares.........       -         -       -      -          -            -           -       (8.7)             -     (8.7)
Change in net unrealized
  gains(losses) on
  securities available
  for sale...............       -         -       -      -          -        343.7           -          -              -    343.7
Foreign currency
  translation............       -         -       -      -          -            -           -          -            0.2      0.2
Balance,
 March 31, 1995.......... $ 599.1     (69.2)  556.7  559.5    3,067.8        (16.7)      (13.3)    (288.3)          (8.1) 4,387.5



(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)


                                                                                Net
                                                                         Unrealized
                                                                              Gains
In                                                                      (Losses) on
millions,                          Unearned                              Securities       Notes                  Foreign
except for              Preferred      ESOP   Common   Sur-   Retained    Available  Receivable   Treasury      Currency
shares                      Stock    Shares    Stock   plus   Earnings     for Sale   from ESOP      Stock   Translation      Total
Balance,
 December 31, 1995......$   341.2     (38.9)   597.2  734.2    3,496.3        327.1       (13.3)    (125.9)         (5.8)   5,312.1
Net income..............        -         -        -      -      271.4            -           -          -             -      271.4
Dividends on
  Common stock..........        -         -        -      -      (86.4)           -           -          -             -      (86.4)
  Preferred stock.......        -         -        -      -       (4.5)           -           -          -             -       (4.5)
Conversion of 13,406
  preferred shares to
  363,671 common shares.    (13.4)        -        -    2.5          -            -           -       10.9             -          -
Repurchase of 1,127,125
  preferred shares......   (112.7)        -        -      -          -            -           -          -             -     (112.7)
Cash payments received
  on notes receivable
  from ESOP.............        -         -        -      -          -            -         0.1          -             -        0.1
Issuance of 59,000
  preferred shares to
  ESOP..................     59.0     (61.3)       -    2.3          -            -           -          -             -          -
Release of preferred
  shares to ESOP........        -      13.9        -   (0.5)         -            -           -          -             -       13.4
Issuance of 1,053,160
  common shares.........        -         -        -    5.3       (5.3)           -           -       29.0             -       29.0
Issuance of 6,325,906
  common shares for
  acquisitions..........        -         -     10.1   64.3       22.6         (0.2)       (1.5)       8.2             -      103.5
Repurchase of 1,415,908
  common shares.........        -         -        -      -          -            -           -      (50.8)            -      (50.8)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............        -         -        -      -          -        (29.1)          -          -             -      (29.1)
Foreign currency
  translation...........        -         -        -      -          -            -           -          -           0.5        0.5
Balance,
 March 31, 1996.........$   274.1     (86.3)   607.3  808.1    3,694.1        297.8       (14.7)    (128.6)         (5.3)   5,446.5

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies

Effective January 1, 1996, the corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," (FAS 121). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. The adoption of FAS 121 did not have a material effect on the corporation's consolidated financial statements.


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the quarters ended March 31, include:

In millions                                         1996            1995

Interest....................................... $  629.7           507.4
Income taxes...................................     12.3            13.8
Transfer of loans to other real estate owned...     13.2            10.3

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment securities at March 31, 1996 were:


In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 1,054.3        13.5       (13.4)   1,054.4
 State, municipal and housing -
  tax exempt .........................     811.6        28.0        (4.4)     835.2
 Other ...............................     671.7       394.5        (7.0)   1,059.2
    Total investment securities
     available for sale ..............   2,537.6       436.0       (24.8)   2,948.8
 Mortgage-backed securities:
  Federal agencies ...................  12,124.4       165.7      (117.6)  12,172.5
  Collateralized mortgage
   obligations .......................     138.3         2.5        (1.1)     139.7
    Total mortgage-backed securities
     available for sale ..............  12,262.7       168.2      (118.7)  12,312.2
Total investment and
 mortgage-backed securities
 available for sale ..................  14,800.3       604.2      (143.5)  15,261.0

Other securities held for investment..     833.8        29.5        (9.0)     854.3

  Total investment securities ........ $15,634.1       633.7      (152.5)  16,115.3



Interest income on investment securities for the quarters ended March 31, were:

In millions                                      1996     1995

Available for sale:
 U.S. Treasury and federal agencies ..        $  17.3     18.2
 State, municipal and housing -
   tax exempt ........................           12.6      1.4
 Other ...............................           10.9      7.0
    Total investment securities
     available for sale ..............           40.8     26.6
 Mortgage-backed securities:
  Federal agencies ...................          221.4    229.0
  Collateralized mortgage
   obligations .......................            3.7      5.8
    Total mortgage-backed securities
     available for sale ..............          225.1    234.8
Total investment and mortgage-backed
  securities available for sale.......          265.9    261.4

Other securities held for investment..            8.9     19.2

  Total investment securities.........        $ 274.8    280.6



During the first quarters of 1996 and 1995, certain investment securities with a total amortized cost of $0.8 million and $20.5 million, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss during the first quarters of 1996 and 1995.

4.  Loans and Leases

The carrying values of loans and leases at March 31, 1996 and December 31, 1995 were:

In millions                                March 31,     December 31,
                                               1996             1995
Commercial, financial and industrial......$ 9,788.4          9,327.3
Agricultural..............................  1,019.3          1,090.8
Real estate
  Secured by 1-4 family residential
    properties............................  9,375.9          8,592.9
  Secured by development properties.......  2,050.6          2,024.0
  Secured by construction and land
    development...........................    802.2            742.0
  Secured by owner-occupied properties....  2,433.5          2,149.9
Consumer ................................. 10,327.1         10,520.7
Credit card ..............................  1,591.3          1,666.1
Lease financing ..........................    804.5            815.7
Foreign
  Consumer ...............................    700.3            705.2
  Commercial .............................    186.7            196.1
    Total loans and leases ............... 39,079.8         37,830.7
Unearned discount ........................ (1,686.1)        (1,677.6)
  Total loans and leases, net of
    unearned discount.....................$37,393.7         36,153.1


Changes in the allowance for credit losses for the quarters ended March 31, were:

In millions                                     1996     1995

Balance at beginning of period ............  $ 917.2    789.9
  Allowance related to assets
   acquired, net ..........................     40.2     15.3
  Provision for credit losses .............     87.8     55.3

  Credit losses............................   (116.0)   (80.5)
  Recoveries ..............................     30.5     32.5
    Net credit losses .....................    (85.5)   (48.0)
Balance at end of period ..................  $ 959.7    812.5

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at March 31, 1996 and 1995 and December 31, 1995 were:

In millions                                    March 31,     December 31,
                                            1996      1995          1995
Impaired loans
  Non-accrual ...........................$ 107.3      84.5         100.1
  Restructured ..........................    1.8       1.9           2.0
    Total impaired loans ................  109.1      86.4         102.1
Other non-accrual loans and leases.......   68.9      43.9          66.8
  Total non-accrual and
   restructured loans and leases.........  178.0     130.3         168.9
Other real estate owned .................   37.8      32.5          37.1
  Total non-performing assets ...........  215.8     162.8         206.0
Loans and leases past due 90 days or more* 113.8      75.8          91.9
  Total non-performing assets and
   90-day past due loans and leases .....$ 329.6     238.6         297.9

* Excludes non-accrual and restructured loans.


The average balances of impaired loans for the quarters ended March 31, 1996 and 1995 were $105.3 million and $89.5 million, respectively. The allowance for credit losses related to impaired loans at March 31, 1996 and December 31, 1995 was $43.4 million and $43.3 million, respectively. Impaired loans of $4.1 million and $2.7 million were not subject to a related allowance for credit losses at March 31, 1996 and December 31, 1995, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. Interest income of $0.5 million and $0.4 million was recognized on impaired loans for the quarters ended March 31, 1996 and 1995, respectively.


The effects of total non-accrual and restructured loans on interest income for the quarters ended March 31, were:


In millions                                 1996    1995

Interest
  As originally contracted ...........    $  4.6     4.5
  As recognized ......................      (0.5)   (0.4)
    Reduction of interest income .....    $  4.1     4.1


6.  Long-term Debt

During the first three months of 1996, the corporation issued $600 million in fixed rate, medium-term notes ranging from 5.625 percent to 6.25 percent, which mature from February 2001 to February 2003. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $1,470 million were issued bearing interest at one-month LIBOR minus six basis points to one-month LIBOR minus four basis points, which mature from March 1997 to March 2011.

7. Stockholders' Equity

Preferred and Preference Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value and 4,000,000 shares of preference stock without par value. Shares of preferred stock and preference stock have such powers, preferences and rights as may be determined by the corporation's board of directors, provided that each share of preference stock will not be entitled to more than one vote per share. No shares of preference stock are currently outstanding. The table below is a summary of the corporation's preferred stock at March 31, 1996 and December 31, 1995. A detailed description of the corporation's preferred stock is provided in
Note 10 to the audited consolidated financial statements included in the corporation's 1995 Annual Report on Form 10-K.




In millions, except share amounts

<caption
                                                              Annual
                                                            Dividend
                              Shares Outstanding             Rate at          Amount Outstanding
                               March 31,  December 31,      March 31,         March 31,  December 31,
                                   1996          1995           1996              1996          1995

10.24% Cumulative,
  $100 stated value..........         -     1,127,125              -            $    -         112.7
Cumulative
  Tracking, $200
  stated value...............   980,000       980,000           9.30%            196.0         196.0
ESOP Cumulative Convertible,
  $1,000 stated value........    12,659        12,984           9.00%             12.7          13.0
1995 ESOP Cumulative
  Convertible, $1,000
  stated value...............    24,137        24,572          10.00%             24.1          24.5
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value......................    46,354             -           8.50%             46.3             -
Less: Cumulative
  Tracking shares held by
  a subsidiary...............   (25,000)      (25,000)                            (5.0)         (5.0)
                              1,038,150     2,119,681                            274.1         341.2
Unearned ESOP shares.........                                                    (86.3)        (38.9)
    Total preferred stock....                                                   $187.8         302.3


On February 26, 1996, the corporation issued 59,000 shares of 1996 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1996 ESOP Preferred Stock"), in the stated amount of $59.0 million at a premium of $2.3 million; a corresponding charge of $61.3 million was recorded to unearned ESOP shares.

On March 28, 1995, the corporation issued 63,300 shares of 1995 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1995 ESOP Preferred Stock"), in the stated amount of $63.3 million at a premium of $2.5 million; a corresponding charge of $65.8 million was recorded to unearned ESOP shares.



All shares of the 1996 ESOP Preferred Stock, the 1995 ESOP Preferred Stock, and ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share (collectively, ESOP Preferred Stock), were issued to a trustee acting on behalf of the Norwest Corporation Savings Investment Plan and Master Savings Trust (the Plan). Dividends are cumulative from the date of initial issuance and are payable quarterly. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. For the quarters ended March 31, 1996 and 1995, 13,406 and 10,863 shares of ESOP Preferred Stock were converted into 363,671 shares and 428,097 shares of common stock of the corporation, respectively.

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

All shares of the corporation's 10.24% Cumulative Preferred Stock, $100 stated value, in the form of 4,508,500 depositary shares, were called for redemption January 2, 1996. Each depositary share represented one-quarter of a share of preferred stock. Shares were redeemed at their stated value.



8. Segment Reporting

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. See Note 16 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1995 for a detailed description of each business segment. Selected financial information by business segment for the quarters ended March 31 is included in the following summary:




In millions
                                1996      1995
Revenues:*
  Banking................. $ 1,348.2   1,150.8
  Mortgage Banking........     299.5     202.6
  Norwest Financial.......     431.4     329.4
    Total................. $ 2,079.1   1,682.8
Organizational earnings:*
  Banking................. $   181.2     140.1
  Mortgage Banking........      30.4      21.1
  Norwest Financial.......      59.8      55.6
    Total................. $   271.4     216.8
Total assets:
  Banking................. $56,081.1  50,264.0
  Mortgage Banking........   9,496.2   5,457.0
  Norwest Financial.......   8,364.8   6,124.1
    Total................. $73,942.1  61,845.1

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

9.  Mortgage Banking Activities

The detail of mortgage banking non-interest income for the quarters ended March 31 is presented below:




In millions                    1996      1995

Origination fees...........  $ 40.6      19.9
Servicing fees.............    64.9      48.4
Net gains on sales of
  servicing rights.........    15.1      45.8
Net losses on
  sales of mortgages.......    (5.7)     (4.7)
Other mortgage fee income..    54.5      21.8
  Total mortgage banking
    non-interest income....  $169.4     131.2



Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $112.1 billion and $100.3 billion at March 31, 1996 and 1995, respectively, and $107.4 billion at December 31, 1995.


Changes in capitalized mortgage loan servicing rights for the quarters ended March 31, were:




In millions                    1996      1995

Balance at beginning
    of period............. $1,061.5     550.3
  Originations............     84.2      25.4
  Purchases...............    102.5     331.4
  Sales...................    (16.9)    (27.8)
  Amortization............    (34.6)    (16.9)
  Other...................     (0.1)     (0.3)
                            1,196.6     862.1
  Less valuation allowance    (64.2)    (24.2)
Balance at end of period.. $1,132.4     837.9




The fair value of capitalized mortgage servicing rights at March 31, 1996 was approximately $1,292.7 million, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the quarters ended March 31, were:




In millions                                        1996      1995

Balance at beginning of period................ $   64.2         -
 Provision for capitalized mortgage
  servicing rights in excess of fair value....        -      24.2
Balance at end of period...................... $   64.2      24.2


Excess servicing rights receivable are recorded in other assets in the accompanying balance sheets, apart from the capitalized mortgage loan servicing rights presented in the preceding tables. At March 31, 1996 and December 31, 1995, the amount of excess servicing rights receivable was $305.7 million and $229.4 million, respectively. During the three months ended March 31, 1996 and 1995, amortization of excess servicing rights receivable totaled $12.4 million and $4.4 million, respectively.


10. Trading Revenues

The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation.

For the quarters ending March 31, trading revenues were derived from the following activities:

In millions                                        1996       1995

Interest income:
  Securities......................................$ 6.0        2.3
  Swaps and other interest rate contracts.........    -        1.0
    Total interest income.........................  6.0        3.3

Non-interest income:
  Losses on securities sold.......................(26.3)       1.8
  Swaps and other interest rate contracts.........  8.5        2.6
  Foreign exchange trading........................  2.1        1.8
  Options......................................... (1.6)       4.3
  Futures.........................................  2.0       (0.1)
    Total non-interest income.....................(15.3)      10.4
Total trading revenues............................$(9.3)      13.7


11. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of an overall interest rate risk management strategy. See Note 15 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1995 for a detailed description of derivative products utilized in end-user activities.

Currently, interest rate floors and futures contracts are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains (losses) on interest rate floors and futures contracts are included, as appropriate, in determining the fair value of the capitalized mortgage servicing rights.

For the three months ended March 31, 1996, end-user derivative activities increased net interest income by $15.1 million by a corresponding reduction in interest expense. For the same period in 1995, interest income was decreased by $1.3 million and interest expense was increased by $1.1 million, for a total reduction to net interest income of $2.4 million.

A key assumption in the information which follows is that rates remain constant at March 31, 1996 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:



Dollars in millions

                                              Maturity
                                                                   There-
March 31, 1996              1996     1997   1998    1999    2000   after     Total

Swaps:
Generic receive fixed-
  Notional value.........$  600       450    550     716     225   1,700     4,241
  Weighted avg.
    receive rate.........  6.43%     7.07   6.36    7.04    6.33    6.36      6.56
  Weighted avg. pay rate.  5.52%     5.51   5.46    5.42    5.60    5.32      5.42
Amortizing receive fixed-
  Notional value.........$  487     1,477     67      22       -       -     2,053
  Weighted avg.
    receive rate.........  7.50%     7.50   2.89    2.89       -       -      7.28
  Weighted avg. pay rate.  5.24%     5.25   5.62    5.56       -       -      5.26
Generic pay fixed-
  Notional value.........$   30         -      -       -       -     300       330
  Weighted avg.
    receive rate.........  5.30%        -      -       -       -    5.34      5.33
  Weighted avg. pay rate.  6.27%        -      -       -       -    5.89      5.92
Basis-
  Notional value.........$  200         -     29       -       -       -       229
  Weighted avg.
    receive rate.........  5.30%        -   4.51       -       -       -      5.20
  Weighted avg. pay rate.  5.35%        -   3.64       -       -       -      5.13

Interest rate caps and
  floors (1):
  Notional value.........$   16         -  1,077   3,650   6,350   5,250    16,343

Futures contracts (1):
  Notional value........ $  900         -      -       -       -       -       900

Total notional value.... $2,233     1,927  1,723   4,388   6,575   7,250    24,096

Total weighted avg.
  rates on swaps:
    Receive rate........   6.64%     7.40   5.88    6.90    6.33    6.20      6.67

    Pay rate............   5.40%     5.31   5.40    5.43    5.60    5.40      5.38



(1) Average rates are not meaningful for interest rate caps and floors or futures contracts.

Note: Weighted average variable rates are based on the actual rates as of March 31, 1996.

Activity in the notional amounts of end-user derivatives for the three months ended March 31, 1996 is summarized as follows:

In millions                December 31,             Amortizations                      March 31,
                                  1995  Additions  and Maturities    Terminations          1996

Swaps:


  Generic receive fixed...... $  2,816      1,500           (75)               -          4,241

  Amortizing receive fixed...    1,575        522           (44)               -          2,053

  Generic pay fixed..........      330          -             -                -            330

  Basis......................      229          -             -                -            229

    Total swaps..............    4,950      2,022          (119)               -          6,853


Interest rate caps
  and floors.................    7,843      8,500             -                -         16,343

Futures contracts............        -        900             -                -            900

Security options.............        -        200             -             (200)             -

Total........................ $ 12,793     11,622          (119)            (200)        24,096

Deferred gains and losses on closed end-user derivatives were not material at March 31, 1996 and
December 31, 1995.


The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:

In millions                               Balance Sheet Category
                                         Interest-    Long-
                           Investment    bearing      term
March 31, 1996             Securities    Deposits     Debt    Other*   Total

Swaps:

  Pay variable
    Unrealized gains...... $        -         0.9     65.8         -    66.7
    Unrealized (losses)...          -       (32.4)   (25.6)     (4.3)  (62.3)

    Pay variable net......          -       (31.5)    40.2      (4.3)    4.4

  Pay fixed
    Unrealized gains......          -         6.0        -       1.7     7.7

  Basis
    Unrealized gains......        0.6           -        -         -     0.6

  Total unrealized gains..        0.6         6.9     65.8       1.7    75.0
  Total unrealized (losses)         -       (32.4)   (25.6)     (4.3)  (62.3)

    Total net............. $      0.6       (25.5)    40.2      (2.6)   12.7

Interest rate caps and floors:

  Unrealized gains........ $        -           -        -      13.5    13.5
  Unrealized (losses).....          -        (0.3)    (0.2)    (61.6)  (62.1)

    Total net............. $        -        (0.3)    (0.2)    (48.1)  (48.6)

Futures contracts:

  Unrealized (losses)..... $        -           -        -     (20.1)  (20.1)

  Grand total
    unrealized gains...... $      0.6         6.9     65.8      15.2    88.5
  Grand total
    unrealized (losses)...          -       (32.7)   (25.8)    (86.0) (144.5)

  Grand total net......... $      0.6       (25.8)    40.0     (70.8)  (56.0)

*Includes $13.5 million in gains and $86.0 million in losses on floors, futures and swaps hedging mortgage servicing rights, and $1.7 million in gains from swaps hedging leasing activity.



As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At March 31, 1996, the corporation had forward contracts totaling $13.0 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

At March 31, 1996, the corporation's trading account portfolio included written options of $700 million notional value, which are valued at market with any gains or losses recognized currently.

12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the three months ended March 31, 1996 include:

In millions, except share amounts

                                                            Common
                                                    Cash    Shares     Method of
                                  Date     Assets   Paid    Issued     Accounting

The Bank of Robstown, NA,
  Robstown, Texas (B)........ January 12 $   71.4  $ 9.5           -   Purchase
AMFED Financial, Inc.,
  Reno, Nevada (B)........... January 18  1,518.8      -   6,046,636   Pooling of
                                                                       interests*
Irene Bancorporation, Inc.,
  Viborg, South Dakota (B)... January 31     39.7    7.1           -   Purchase
Canton Bancshares, Inc.,
  Canton, Illinois (B).......February 15     49.7      -     279,270   Purchase
Henrietta Bancshares, Inc.,
  Henrietta, Texas (B).......   March 12    164.0   24.4           -   Purchase
                                         $1,843.6  $41.0   6,325,906

* Pooling of interests transaction was not material to the corporation's consolidated financial statements; accordingly, previously reported results have not been restated.
(B) - Banking Group




At March 31, 1996, the corporation had nine other pending acquisitions with total assets of approximately $4.8 billion, and it is anticipated that cash of $224.5 million and approximately 13.7 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include Victoria Bankshares, Inc. a $2.0 billion bank holding company based in Victoria, Texas (consummated April 11, 1996), and PriMerit Bank, a $1.8 billion thrift located in Las Vegas, Nevada.

Norwest Mortgage, Inc.'s pending agreement to acquire certain assets of The Prudential Home Mortgage Company, Inc., including $47 billion of its servicing portfolio, was completed May 7, 1996.

The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of 1996 and are not individually significant to the financial statements of the corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1995 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $271.4 million for the quarter ended March 31, 1996, a 25.2 percent increase over the $216.8 million earned in the first quarter of 1995. Fully diluted earnings per share were 74 cents, compared with 65 cents in the first quarter of 1995, an increase of 13.8 percent. Return on realized common equity was 22.7 percent and return on assets was 1.51 percent for the first quarter of 1996, compared with 22.2 percent and 1.46 percent, respectively, in the first quarter of 1995.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 8 to the unaudited consolidated statements for the quarters ended March 31, 1996 and 1995 and are discussed in the following paragraphs.

Banking

The Banking Group reported first quarter 1996 earnings of $181.2 million, a
29.3 percent increase over the first quarter 1995 earnings of $140.1 million. The increased earnings in the first quarter of 1996 reflected a
15.8 percent increase in tax-equivalent net interest income to $617.0 million, due to an 8.0 percent increase in average earning assets and a 44 basis point increase in net interest margin. The Banking Group's provision for credit losses for the quarter ended March 31, 1996 increased $6.7 million to $30.1 million from a year earlier, as average loans and leases rose $2.0 billion, or 7.4 percent, and net charge-offs as a percent of average loans and leases increased from 0.26 percent to 0.41 percent. Non-interest income rose $105.1 million to $315.8 million for the first three months of 1996, due to increased venture capital gains and fee income. The Banking Group also recorded investment securities gains of $1.7 million in the three months ended March 31, 1996, compared with investment securities losses of $35.2 million in the same period last year. Non-interest expenses of $624.7 million for the first three months of 1996 were $115.3 million higher when compared with the first three months of 1995, reflecting additional expenses related to acquired companies.

Mortgage Banking

Mortgage Banking earned $30.4 million in the current quarter compared with $21.1 million in the first quarter of 1995. See Note 9 to the unaudited consolidated financial statements for a detailed analysis of mortgage banking revenues for the quarters ended March 31, 1996 and 1995.

The growth in Mortgage Banking earnings reflects the continued growth in mortgage loan fundings and the servicing portfolio, partially offset by a reduction in combined gains on sales of mortgages and servicing rights to $9.4 million in the first quarter of 1996 from $41.1 million in the same period a year ago. Mortgage loan originations amounted to $11.7 billion during the quarter, compared with $4.6 billion in the comparable period in 1995. Mortgage Banking capitalized $84.2 million of mortgage servicing rights in the first quarter of 1996, representing 125 basis points of originated mortgage loans, compared with $25.4 million for the first quarter of 1995. Amortization of capitalized mortgage servicing rights, including excess servicing rights, was $47.0 million for the quarter ended March 31, 1996, compared with $21.3 million for the quarter ended March 31, 1995. The servicing portfolio increased to $112.1 billion from $100.3 billion at March 31, 1995 and $107.4 billion at year-end 1995. The servicing portfolio currently has a weighted average coupon of 7.71 percent. Norwest Mortgage previously announced its agreement to acquire certain assets of The Prudential Home Mortgage Company, Inc., including $47 billion of its mortgage servicing portfolio. The acquisition was completed May 7, 1996.


Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $59.8 million in the first quarter of 1996, compared with $55.6 million in the first quarter of 1995, an increase of
7.7 percent. The growth in earnings reflected a 30.7 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 33.9 percent from the first three months of 1995, due in part to the May 1995 acquisition of Island Finance. The increase in earnings was partially offset by a higher provision for credit losses. Norwest Financial's net charge-offs in the first quarter of 1996 were $55.8 million compared with $30.5 million in the same period in 1995. The increase in charge-offs was due to higher domestic consumer credit losses as well as to Island Finance.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $898.3 million in the first quarter of 1996, compared with $752.0 million in the first quarter of 1995, an increase of 19.5 percent. Growth in tax-equivalent net interest income over the first quarter of 1995 was a result of a 16.8 percent growth in average earning assets and lower borrowing costs. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.69 percent in the first quarter of 1996, compared with 5.49 percent in the first quarter of 1995. The following table summarizes changes in tax-equivalent net interest income between the first quarter of 1996 and the first and fourth quarters of 1995.

Changes in Tax-Equivalent Net Interest Income*

In millions                                         1Q 96        1Q 96
                                                     over        over
                                                    1Q 95        4Q 95
Increase (decrease) due to:
  Change in earning asset volume ................  $113.5        (10.9)
  Change in volume of interest-free funds .......   (14.4)        (0.7)
  Change in net return from
   Interest-free funds ..........................    (1.6)        (6.5)
   Interest-bearing funds .......................    74.7         12.3
  Change in earning asset mix ...................   (15.9)         1.5
  Change in funding mix .........................   (10.0)         6.5
Change in tax-equivalent net interest income ....  $146.3          2.2

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.

Provision for Credit Losses

The corporation provided $87.8 million for credit losses in the first quarter of 1996, compared with $55.3 million in the same period a year ago. Net credit losses totaled $85.5 million and $48.0 million for the three months ended March 31, 1996 and 1995, respectively. As a percentage of average loans and leases, net credit losses were 0.93 percent in the first quarter of 1996, compared with 0.59 percent in the same period a year ago.


Non-interest Income

Consolidated non-interest income was $555.1 million in the first quarter of 1996, an increase of $160.3 million, or 40.6 percent, from the first quarter of 1995. Net venture capital gains were $66.5 million for the first quarter, compared with $21.6 million for the same period in 1995. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $248.2 million at March 31, 1996. Net investment securities gains of $1.7 million were recorded in the first quarter of 1996 compared with net losses of $35.2 million in the first quarter of 1995.

Mortgage banking revenues in the first quarter of 1996 were $169.4 million, compared with $131.2 million in the first quarter of 1995. The increase was principally due to increased levels of originations and servicing fees, partially offset by a $31.7 million decrease in net gains from the sales of mortgages and servicing rights. Future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for a detailed analysis of mortgage banking revenues for the quarters ended March 31, 1996 and 1995.

The increase in non-interest income for the first quarter of 1996 compared to the first quarter of 1995 was also partially offset by a decline in trading income of $25.7 million. See Note 10 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the quarters ended March 31, 1996 and 1995.


Non-interest Expenses

Consolidated non-interest expenses of $945.5 million increased 24.5 percent over the first quarter of 1995. The increase in non-interest expenses over 1995 reflects increased operating expenses associated with acquisitions, including salaries and benefits, partially offset by reductions in FDIC insurance premiums.


CONSOLIDATED BALANCE SHEET ANALYSIS

At March 31, 1996, earning assets were $64.4 billion, an increase of 2.6 percent from $62.8 billion at December 31, 1995. This increase was primarily due to a 3.4 percent increase in net loans. The increase in other assets from December 31, 1995 was principally due to increases in capitalized mortgage servicing rights and other mortgage-related receivables, and receivables associated with sales of investment securities.

At March 31, 1996, interest-bearing liabilities totaled $54.3 billion, a 3.3 percent increase from $52.6 billion at December 31, 1995. The increase was primarily due to increases in interest-bearing deposits.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the first quarter of 1996.

At March 31, 1996, the allowance for credit losses totaled $959.7 million, or
2.57 percent of loans and leases outstanding. Comparable amounts were $812.5 million, or 2.40 percent, at March 31, 1995, and $917.2 million, or 2.54 percent, at December 31, 1995. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 291.2 percent at March 31, 1996, compared with 340.5 percent at March 31, 1995 and
307.9 percent at December 31, 1995.

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

The allocation of the allowance for credit losses to major categories of loans at March 31, 1996 and December 31, 1995 was:

                                   March 31,         December 31,
                                       1996                 1995

Commercial ....................     $ 211.6                186.4
Consumer ......................       282.7                276.5
Real estate ...................       170.0                171.8
Foreign .......................        27.0                 27.0
Unallocated ...................       268.4                255.5
   Total ......................     $ 959.7                917.2


Non-performing assets and 90-day past due loans and leases totaled $329.6 million, or 0.45 percent of total assets, at March 31, 1996, compared with $238.6 million, or 0.39 percent, at March 31, 1995, and $297.9 million, or
0.41 percent, at December 31, 1995. The increase from March 31, 1995, primarily reflects bank acquisitions in Texas, including El Paso. The increase from December 31, 1995 was primarily due to a $21.9 million increase in 90-day past due loans and leases, as well as a $9.1 million increase in non-accrual and restructured loans and leases principally due to acquisitions.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography. As a result, there is no undue concentration in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first three months of 1996 was approximately 60 percent in the North Central Midwest, 12 percent in the South Central Midwest and 28 percent in the Rocky Mountain/Southwest region.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to credit card receivables, approximately 43 percent of the portfolio is within the 16-state Norwest banking region. Approximately 57 percent of the portfolio is accounted for by the states of Massachusetts, Minnesota, Iowa, California, Connecticut, Colorado, Illinois, Texas, New York, and Arizona. No one state accounts for more than 10 percent of the total credit card portfolio.

Norwest Mortgage operates in all 50 states, representing the largest retail mortgage origination network in the country. Norwest Financial engages in consumer finance activities in 47 states, all 10 Canadian provinces, the Caribbean, Central America and Guam.

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect growth, although certain areas have displayed higher levels of consumer-related loan delinquencies and charge-offs. The corporation's consumer-related loan net charge-offs, including credit card loans, amounted to $79.0 million in the first quarter of 1996, compared with $53.5 million for the three months ended March 31, 1995. Although the corporation's total nonperforming assets and 90-day past due loans as a percent of total assets increased slightly from the end of 1995 due to acquisitions, the geographical diversification of the corporation's Banking Group (including Norwest Card Services), Mortgage Banking, and Norwest Financial help mitigate the credit risk in their respective portfolios.


Credit Ratings

The commercial paper/short-term debt and senior debt of the corporation and Norwest Financial are currently rated as follows:

                        Norwest Corporation        Norwest Financial
                        Commercial Paper  Senior   Commercial Paper   Senior
                        Short-term Debt   Debt     Short-term Debt    Debt

Thomson BankWatch, Inc.           TBW-1    AA+               TBW-1     AA+
Moody's Investors
     Service...........              P1    Aa3                  P1     Aa3
Standard & Poor's
     Corporation.......             A1+    AA-                 A1+     AA-
Duff & Phelps..........         Duff-1+    AA              Duff-1+     AA
Fitch Investors
     Service, Inc......            F-1+    AA+                F-1+     AA+
IBCA...................             A1+    AA                   -       -

The corporation's senior debt rating was upgraded to AA+ from AA by Fitch Investors Service, Inc.

Capital

The corporation's regulatory capital and ratios are summarized as follows:

                                                March 31,       December 31,
                                                    1996                1995

Tier 1 capital.............................       $ 4,184              3,994
Tier 1 and Tier 2 capital..................         5,223              5,012
Total risk adjusted assets.................        50,964             49,255
Tier 1 capital ratio.......................          8.21%              8.11
Total capital to risk adjusted assets......         10.25%             10.18
Leverage ratio.............................          5.96%              5.65

The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios compare favorably to regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

All shares of the corporation's 10.24% Cumulative Preferred Stock, in the form of depositary shares, were called for redemption on January 2, 1996. A detailed description of the redemption is included in Note 7 to the unaudited consolidated financial statements for the quarters ended March 31, 1996 and 1995.

The corporation's dividend payout ratio was 32.4 percent for the first quarter of 1996 compared with 31.8 percent for the first quarter of 1995. In April, 1996, the board of directors approved an increase in the corporation's quarterly common stock dividend to 27 cents per share from 24 cents. The dividend is payable on June 1, 1996, to common stockholders of record on May 10, 1996.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


                                                Quarter Ended March 31             _
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Assets

Money market investments..... $   559   $   7.8     5.63%  $  973    $ 13.9    5.78%
Trading account securities...     398       6.1     6.14      141       3.4    9.75
Investment securities
  U.S. Treasury & federal
    agencies.................       -         -        -       27       0.3    4.49
  State, municipal and
    housing tax-exempt.......       -         -        -      701      18.3   10.44
  Other......................     796       8.9     4.50      568       6.4    4.52
    Total....................     796       8.9     4.50    1,296      25.0    7.72

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies.................   1,131      17.3     6.22    1,055      18.2    6.89
  State, municipal and
    housing tax-exempt.......     840      18.4     9.22      108       2.0    7.21
  Mortgage-backed............  12,333     225.1     7.41   12,403     234.8    7.33
  Other......................     933      10.9     7.30      423       7.1    8.42
    Total....................  15,237     271.7     7.42   13,989     262.1    7.32

Loans held for sale..........   3,440      87.2    10.19    2,153      45.5    8.57
Mortgages held for sale......   6,344     108.4     6.83    2,824      57.2    8.11
Loans and leases
  (net of unearned discount)
  Commercial.................  12,287     279.9     9.16    9,903     225.9    9.24
  Real estate................  13,085     323.0     9.88   12,566     284.1    9.05
  Consumer...................  11,648     438.5    15.09   10,750     379.2   14.22
    Total loans and leases...  37,020   1,041.4    11.28   33,219     889.2   10.78
  Allowance for credit losses    (952)                       (809)
    Net loans and leases.....  36,068                      32,410

    Total earning assets
    (before the allowance for
    credit losses)...........  63,794   1,531.5     9.71   54,595   1,296.3    9.49

Cash and due from banks......   3,551                       3,074
Other assets.................   5,909                       3,553
  Total assets............... $72,302                     $60,413

(Continued on page 27)


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


(Continued from page 26)

                                               Quarter Ended March 31
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $11,167    $    -       -%  $ 8,921    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts...   5,513      24.2    1.76     4,795      25.2    2.13
  Money market accounts......  11,485      84.6    2.96    10,398      80.3    3.13
  Savings certificates.......  11,826     162.7    5.53    10,273     130.0    5.13
  Certificates of deposit
    and other time...........   2,510      35.7    5.72     1,548      20.8    5.46
  Foreign time...............     239       2.8    4.68       753      10.8    5.81
Total interest-bearing
      deposits...............  31,573     310.0    3.95    27,767     267.1    3.90
Federal funds purchased &
  repurchase agreements......   3,170      41.1    5.22     3,834      54.9    5.81
Short-term borrowings........   5,099      69.7    5.50     3,782      57.9    6.21
Long-term debt...............  13,689     212.4    6.21    10,081     164.4    6.52

Total interest-bearing
      liabilities............  53,531     633.2    4.75    45,464     544.3    4.84


Other liabilities............   2,330                       1,957
Preferred stock..............     191                         532
Common stockholders' equity..   5,083                       3,539
    Total liabilities and
      stockholders' equity... $72,302                     $60,413

  Net interest income
    (tax-equivalent basis)...            $898.3                     $ 752.0

  Yield spread...............                      4.96                        4.65

  Net interest margin........                      5.69                        5.49

  Interest-bearing liabilities
    to earning assets........                     83.91                       83.28




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
     10.     Retirement Plan for Non-Employee Directors, as amended
               effective February 26, 1996                              30
     11.     Computation of Earnings Per Share                          35
     12(a).  Computation of Ratio of Earnings to Fixed Charges          36
     12(b).  Computation of Ratio of Earnings to Fixed Charges
               and Preferred Stock Dividends                            37


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated January 17, 1996, reporting consolidated operating results of the corporation for the year ended December 31, 1995.

     The corporation filed a Current Report on Form 8-K, dated February 20, 1996, as amended pursuant to Form 8-K/A dated February 21, 1996, reporting consolidated pro forma combining financial information to reflect certain consummated and pending acquisitions.

     The corporation filed a Current Report on Form 8-K, dated February 26, 1996, filing the Certificate of Designations with respect to the corporation's 1996 ESOP Cumulative Convertible Preferred Stock.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


May 14, 1996                               By /s/ Michael A. Graf
                                           Senior Vice President
                                              and Controller
                                           (Chief Accounting Officer)