Form 10-Q
period 1996-06-30
NORWEST CORP
filed 1996-08-13
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

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

Common Stock, par value $1 2/3 per share,
outstanding at July 31, 1996                          370,645,028 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                      Page
1.  Consolidated Balance Sheets -
      June 30, 1996 and December 31, 1995..........................    3

2.  Consolidated Statements of Income -
      Quarters and Six Months Ended June 30, 1996 and 1995.........    4

3.  Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1996 and 1995......................    5

4.  Consolidated Statements of Stockholders' Equity -
      Six Months Ended June 30, 1996 and 1995......................    6

5.  Notes to Unaudited Consolidated Financial Statements...........    8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                         June 30,   December 31,
                                                       1996           1995
ASSETS
Cash and due from banks .......................  $ 3,890.0        4,320.3
Interest-bearing deposits with banks ..........       34.9           29.4
Federal funds sold and resale agreements ......    1,054.4          596.8
    Total cash and cash equivalents ...........    4,979.3        4,946.5
Trading account securities ....................      397.5          150.6
Investment securities (fair value
    $825.6 in 1996 and $795.8 in 1995) ........      809.5          760.5
Investment and mortgage-backed securities
  available for sale...........................   17,222.3       15,243.0
    Total investment securities ...............   18,031.8       16,003.5
Loans held for sale ...........................    2,286.6        3,343.9
Mortgages held for sale .......................    7,040.0        6,514.5
Loans and leases, net of unearned discount.....   38,652.3       36,153.1
Allowance for credit losses ...................   (1,008.9)        (917.2)
    Net loans and leases ......................   37,643.4       35,235.9
Premises and equipment, net ...................    1,167.4        1,034.1
Mortgage servicing rights, net ................    2,502.4        1,226.7
Interest receivable and other assets ..........    3,800.9        3,678.7
    Total assets ..............................  $77,849.3       72,134.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing .........................  $12,259.0       11,623.9
  Interest-bearing ............................   34,025.4       30,404.9
    Total deposits ............................   46,284.4       42,028.8
Short-term borrowings .........................    9,335.9        8,527.2
Accrued expenses and other liabilities ........    2,806.5        2,589.5
Long-term debt ................................   13,787.6       13,676.8
    Total liabilities .........................   72,214.4       66,822.3
Preferred stock ...............................      264.9          341.2
Unearned ESOP shares ..........................      (76.7)         (38.9)
    Total preferred stock .....................      188.2          302.3
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 374,933,625 and 358,332,153 shares
   in 1996 and 1995, respectively .............      624.9          597.2
Surplus .......................................      936.8          734.2
Retained earnings .............................    3,896.3        3,496.3
Net unrealized gains on securities
  available for sale ..........................      128.2          327.1
Notes receivable from ESOP ....................      (13.7)         (13.3)
Treasury stock - 4,744,191 and 5,571,696
  common shares in 1996 and 1995, respectively.     (120.0)        (125.9)
Foreign currency translation ..................       (5.8)          (5.8)
    Total common stockholders' equity .........    5,446.7        5,009.8
    Total stockholders' equity ................    5,634.9        5,312.1
    Total liabilities and
      stockholders' equity ....................  $77,849.3       72,134.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts          Quarter Ended      Six Months Ended
                                                         June 30,             June 30,
                                                      1996       1995      1996      1995
INTEREST INCOME ON
Loans and leases ...............................  $1,054.4      982.9   2,094.2   1,870.4
Investment securities ..........................      10.0       21.2      18.9      40.4
Investment and mortgage-backed securities
 available for sale ............................     293.2      252.0     559.1     513.4
Loans held for sale ............................      66.0       47.5     153.2      93.0
Mortgages held for sale ........................     133.3       74.9     241.7     132.1
Money market investments .......................      10.0        6.1      17.8      20.0
Trading account securities .....................       8.1        4.5      14.1       7.8
    Total interest income ......................   1,575.0    1,389.1   3,099.0   2,677.1

INTEREST EXPENSE ON
Deposits .......................................     326.2      283.2     636.2     550.3
Short-term borrowings ..........................     116.6      115.6     227.4     228.4
Long-term debt .................................     215.7      192.1     428.1     356.5
    Total interest expense .....................     658.5      590.9   1,291.7   1,135.2
      Net interest income ......................     916.5      798.2   1,807.3   1,541.9
Provision for credit losses ....................      87.4       74.7     175.2     130.0
      Net interest income after
        provision for credit losses ............     829.1      723.5   1,632.1   1,411.9

NON-INTEREST INCOME
Trust ..........................................      78.1       53.3     153.1     109.8
Service charges on deposit accounts ............      79.7       65.1     154.9     126.6
Mortgage banking ...............................     221.4      130.3     392.7     261.5
Data processing ................................      19.1       17.0      35.6      31.8
Credit card ....................................      29.9       32.3      61.4      63.2
Insurance ......................................      73.3       71.0     143.0     118.4
Other fees and service charges .................      75.6       53.0     145.2     100.9
Net investment securities gains ................         -        0.1         -       0.1
Net investment and mortgage-backed
 securities available for sale gains (losses)...     (45.8)       9.2     (44.1)    (26.0)
Net venture capital gains ......................      65.5        4.8     132.0      26.4
Trading ........................................      19.3       (1.2)      4.0       9.2
Other ..........................................      30.5       12.5      25.8      20.3
    Total non-interest income ..................     646.6      447.4   1,203.6     842.2

NON-INTEREST EXPENSES
Salaries and benefits ..........................     511.3      425.4   1,020.4     823.9
Net occupancy ..................................      73.6       60.4     141.9     120.1
Equipment rentals, depreciation and maintenance.      81.4       65.7     154.1     129.3
Business development ...........................      56.9       38.1     110.1      81.6
Communication ..................................      70.1       53.4     136.6     103.9
Data processing ................................      40.8       35.9      75.2      66.0
Intangible asset amortization ..................      34.4       26.7      72.6      45.1
Other ..........................................     147.3      116.4     252.3     211.3
    Total non-interest expenses ................   1,015.8      822.0   1,963.2   1,581.2
INCOME BEFORE INCOME TAXES .....................     459.9      348.9     872.5     672.9
Income tax expense .............................     174.5      114.6     315.7     221.8
NET INCOME .....................................  $  285.4      234.3     556.8     451.1

Average Common and Common Equivalent Shares ....     369.6      327.5     365.2     321.0
PER COMMON SHARE
 Net Income
  Primary ......................................  $   0.76       0.68      1.50      1.34
  Fully diluted ................................      0.76       0.67      1.50      1.32
 Dividends .....................................      0.27       0.21      0.51      0.42

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six Months Ended
In millions                                                                    June 30,
                                                                             1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    556.8      451.1
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     175.2      130.0
    Depreciation and amortization .....................................     297.3      175.2
    Gains on sales of loans, securities and other assets, net..........     (69.6)     (23.3)
    Release of preferred shares to ESOP................................      22.6       20.9
    Purchases of trading account securities ........................... (35,919.3) (45,656.9)
    Proceeds from sales of trading account securities .................  35,676.3   45,518.8
    Originations of mortgages held for sale ........................... (27,215.7) (12,884.7)
    Proceeds from sales of mortgages held for sale ....................  29,060.3   11,207.9
    Originations of loans held for sale ...............................    (421.9)    (394.7)
    Proceeds from sales of loans held for sale ........................   1,522.2      510.6
    Interest receivable ...............................................     (36.4)    (157.8)
    Interest payable ..................................................      14.7       76.9
    Other assets, net .................................................    (582.4)    (700.9)
    Other accrued expenses and liabilities, net .......................     233.3      149.4
      Net cash flows from (used for) operating activities .............   3,313.4   (1,577.5)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities.......      10.4       45.2
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale...............................   1,653.8      569.7
  Proceeds from sales and calls of investment securities ..............     180.7       75.2
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale......................................   2,349.4    3,098.7
  Purchases of investment securities ..................................    (262.9)    (160.8)
  Purchases of investment and mortgage-backed securities available for sale...........................................................  (5,131.1)  (2,104.5)
  Net change in banking subsidiaries'loans and leases..................   1,235.1   (1,237.4)
  Non-bank subsidiaries' loans and leases originated...................  (3,298.8)  (2,797.8)
  Principal collected on non-bank subsidiaries' loans and leases.......   1,985.4    2,642.1
  Purchases of premises and equipment .................................    (109.0)    (105.0)
  Proceeds from sales of premises, equipment & other real estate owned.      41.8       21.5
  Cash paid for acquisitions, net of cash and cash equivalents acquired  (2,488.1)     (94.9)
  Divestiture of branches, net of cash and cash equivalents paid.......     (23.7)      (4.1)
    Net cash flows used for investing activities.......................  (3,857.0)     (52.1)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................     134.3     (807.1)
  Short-term borrowings, net ..........................................     724.1     (662.7)
  Long-term debt borrowings ...........................................   2,372.2    3,372.2
  Repayments of long-term debt ........................................  (2,264.4)    (203.5)
  Issuances of common stock ...........................................      43.0       34.8
  Repurchases of common stock .........................................    (127.1)    (131.9)
  Sale of preferred stock held by subsidiary ..........................         -       20.0
  Repurchases of preferred stock ......................................    (112.7)         -
  Net decrease in notes receivable from ESOP ..........................       1.1          -
  Dividends paid ......................................................    (194.1)    (154.8)
    Net cash flows from financing activities ..........................     576.4    1,467.0
    Net increase (decrease) in cash and cash equivalents ..............      32.8     (162.6)

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   4,946.5    4,024.3
  End of period .......................................................$  4,979.3    3,861.7

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)



                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1994....... $  526.7     (14.7)  538.5  578.8   2,950.0       (360.4)      (13.3)    (350.9)         (8.3)  3,846.4
Net income...............        -         -       -      -     451.1            -           -          -             -     451.1
Dividends on
  Common stock...........        -         -       -      -    (133.9)           -           -          -             -    (133.9)
  Preferred stock........        -         -       -      -     (20.9)           -           -          -             -     (20.9)
Conversion of 23,699
  preferred shares to
  808,089 common shares..    (21.4)        -       -   (1.2)     (0.1)           -           -       22.7             -         -
Sale of 100,000
  preferred shares
  held by subsidiary.....     20.0         -       -      -         -            -           -          -             -      20.0
Issuance of 63,300
  preferred shares
  to ESOP................     63.3     (65.8)      -    2.5         -            -           -          -             -         -
Release of preferred
  shares to ESOP.........        -      21.7       -   (0.8)        -            -           -          -             -      20.9
Issuance of 1,813,771
  common shares..........        -         -       -   24.3     (35.4)           -           -       50.6             -      39.5
Issuance of 17,930,967
  common shares for
  acquisitions...........        -         -    25.6  (13.3)     13.8         (0.3)          -       68.1             -      93.9
Repurchase of 4,671,669
  common shares..........        -         -       -      -         -            -           -     (131.9)            -    (131.9)
Change in net unrealized
  gains (losses) on
  securities available
  for sale...............        -         -       -      -         -        538.8           -          -             -     538.8
Foreign currency
  translation............        -         -       -      -         -            -           -          -           2.1       2.1
Balance,
 June 30, 1995 .......... $  588.6     (58.8)  564.1  590.3   3,224.6        178.1       (13.3)    (341.4)         (6.2)  4,726.0

(Continued on page 7)


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)


                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                 Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury     Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1995...... $   341.2     (38.9)  597.2  734.2   3,496.3        327.1       (13.3)    (125.9)         (5.8)  5,312.1
Net income..............         -         -       -      -     556.8            -           -          -             -     556.8
Dividends on
  Common stock..........         -         -       -      -    (185.2)           -           -          -             -    (185.2)
  Preferred stock.......         -         -       -      -      (8.9)           -           -          -             -      (8.9)
Conversion of 22,649
  preferred shares to
  629,495 common shares.     (22.6)        -       -    2.9         -            -           -       19.7             -         -
Repurchase of 1,127,125
  preferred shares......    (112.7)        -       -      -         -            -           -          -             -    (112.7)
Cash payments received
  on notes receivable
  from ESOP.............         -         -       -      -         -            -         1.1          -             -       1.1
Issuance of 59,000
  preferred shares to
  ESOP..................      59.0     (61.3)      -    2.3         -           -           -          -             -         -
Release of preferred
  shares to ESOP........         -      23.5       -   (0.9)        -            -           -          -             -      22.6
Issuance of 1,780,038
  common shares.........         -         -       -   31.6     (32.7)           -           -       51.3             -      50.2
Issuance of 18,546,938
  common shares for
  acquisitions..........         -         -    27.7  166.7      70.0         (1.6)       (1.5)      62.0             -     323.3
Repurchase of 3,527,494
  common shares.........         -         -       -      -         -            -           -     (127.1)            -    (127.1)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............         -         -       -      -         -       (197.3)          -          -             -    (197.3)
Foreign currency
  translation...........         -         -       -      -         -            -           -          -             -         -
Balance,
  June 30, 1996......... $   264.9     (76.7)  624.9  936.8   3,896.3        128.2       (13.7)    (120.0)         (5.8)  5,634.9

See notes to unaudited consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies

Effective January 1, 1996, the corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," (FAS 121). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not fully recoverable. The adoption of FAS 121 has not had a material effect on the corporation's consolidated financial statements.


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

In millions                                         1996            1995

Interest...................................... $ 1,277.0         1,058.4
Income taxes..................................      55.8           203.5
Transfer of loans to other real estate owned..      23.9            12.7

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment securities at June 30, 1996 were:


In millions                                        Gross      Gross
                                     Amortized  Unrealized  Unrealized     Fair
                                        Cost       Gains      Losses       Value

Available for sale:
 U.S. Treasury and federal agencies $ 1,249.3         8.0       (13.5)   1,243.8
 State, municipal and housing -
  tax exempt .......................    870.3        20.3        (9.3)     881.3
 Other .............................    777.2       383.6        (7.6)   1,153.2
    Total investment securities
     available for sale ............  2,896.8       411.9       (30.4)   3,278.3
 Mortgage-backed securities:
  Federal agencies ................. 13,990.0       102.8      (290.6)  13,802.2
  Collateralized mortgage
   obligations .....................    141.8         1.4        (1.4)     141.8
    Total mortgage-backed securities
     available for sale ............ 14,131.8       104.2      (292.0)  13,944.0
Total investment and
 mortgage-backed securities
 available for sale ................ 17,028.6       516.1      (322.4)  17,222.3

Other securities held for investment    809.5        22.9        (6.8)     825.6

  Total investment securities ......$17,838.1       539.0      (329.2)  18,047.9


Interest income on investment securities for the quarters and six months ended June 30, were:
                                               Quarter            Six Months
In millions                                  1996     1995       1996    1995

Available for sale:
 U.S. Treasury and federal agencies ..    $  19.8     16.1       37.1    34.3
 State, municipal and housing -
   tax exempt ........................       13.2      1.6       25.8     3.0
 Other ...............................       12.1      7.7       23.0    14.7
    Total investment securities
     available for sale ..............       45.1     25.4       85.9    52.0
 Mortgage-backed securities:
  Federal agencies ...................      246.1    226.3      467.5   455.3
  Collateralized mortgage
   obligations .......................        2.0      0.3        5.7     6.1
    Total mortgage-backed securities
     available for sale ..............      248.1    226.6      473.2   461.4
Total investment and mortgage-backed
  securities available for sale.......      293.2    252.0      559.1   513.4

Other securities held for investment..       10.0     21.2       18.9    40.4

  Total investment securities.........    $ 303.2    273.2      578.0   553.8

</table



Certain investment securities with a total amortized cost of $4.7 million and $5.5 million for the three and six months ended June 30, 1996, respectively, and $19.7 million and $40.2 million for the three and six months ended June 30, 1995, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss for the quarter and six months ended June 30, 1996. The sales and calls of investment securities resulted in a $0.1 million gain for the quarter and six months ended June 30, 1995.

4.  Loans and Leases

The carrying values of loans and leases at June 30, 1996 and December 31,1995 were:

In millions                                      June 30,     December 31,
                                                    1996             1995
Commercial, financial and industrial......     $10,255.7          9,327.3
Agricultural..............................       1,091.6          1,090.8
Real estate
  Secured by 1-4 family residential
    properties............................       9,368.3          8,592.9
  Secured by development properties.......       2,084.6          2,024.0
  Secured by construction and land
    development...........................         822.1            742.0
  Secured by owner-occupied properties....       2,551.5          2,149.9
Consumer .................................      10,992.5         10,520.7
Credit card ..............................       1,561.6          1,666.1
Lease financing ..........................         776.0            815.7
Foreign
  Consumer ...............................         711.3            705.2
  Commercial .............................         177.4            196.1
    Total loans and leases ...............      40,392.6         37,830.7
Unearned discount ........................      (1,740.3)        (1,677.6)
  Total loans and leases, net of
    unearned discount.....................     $38,652.3         36,153.1


Changes in the allowance for credit losses for the quarters and six months ended June 30, were:
                                             Quarter          Six Months
In millions                                1996     1995      1996    1995

Balance at beginning of period ....... $  959.7    812.5     917.2   789.9
  Allowance related to assets
   acquired, net .....................     45.7     41.8      85.9    57.1
  Provision for credit losses ........     87.4     74.7     175.2   130.0

  Credit losses.......................   (113.1)  (100.4)   (229.1) (180.9)
  Recoveries .........................     29.2     26.0      59.7    58.5
    Net credit losses ................    (83.9)   (74.4)   (169.4) (122.4)
Balance at end of period ............. $1,008.9    854.6   1,008.9   854.6

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at June 30, 1996 and 1995 and December 31, 1995 were:

In millions                                       June 30,    December 31,
                                              1996      1995          1995
Impaired loans
  Non-accrual ...........................  $ 109.9      70.9         100.1
  Restructured ..........................      1.4       1.9           2.0
    Total impaired loans ................    111.3      72.8         102.1
Other non-accrual loans and leases.......     72.2      49.9          66.8
  Total non-accrual and
   restructured loans and leases.........    183.5     122.7         168.9
Other real estate owned .................     41.8      32.2          37.1
  Total non-performing assets ...........    225.3     154.9         206.0
Loans and leases past due 90 days or more*    93.3      92.4          91.9
  Total non-performing assets and
   90-day past due loans and leases .....  $ 318.6     247.3         297.9

* Excludes non-accrual and restructured loans.

The average balances of impaired loans for the six months ended June 30, 1996 and 1995 were $108.7 million and $86.7 million, respectively. The allowance for credit losses related to impaired loans at June 30, 1996 and December 31, 1995 was $43.2 million and $43.3 million, respectively. Impaired loans of $1.5 million and $2.7 million were not subject to a related allowance for credit losses at June 30, 1996 and December 31, 1995, respectively, due to the net realizable value of loan collateral, guarantees and other factors.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. Interest income of $1.5 million and $2.0 million was recognized on impaired loans for the quarter and six months ended June 30, 1996, respectively, and $1.1 million and $1.5 million was recognized for the comparable periods of 1995.


The effects of total non-accrual and restructured loans on interest income for the quarters and six months ended June 30, were:

                                              Quarter         Six Months
In millions                                 1996    1995     1996    1995

Interest
  As originally contracted ...........     $ 5.6     4.4     10.2     8.9
  As recognized ......................      (1.5)   (1.1)    (2.0)   (1.5)
    Reduction of interest income .....     $ 4.1     3.3      8.2     7.4

6.  Long-term Debt



During the first six months of 1996, the corporation issued $900 million in medium-term notes bearing fixed rates of interest ranging from 5.625 percent to 6.25 percent, which mature from April 1999 to February 2003. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank of $1,470 million bearing interest at one-month LIBOR minus six basis points to one-month LIBOR minus four basis points maturing from March 1997 to March 2011 and $1.4 million at fixed rates of interest ranging from 6.24 percent to 6.50 percent maturing from May 1999 to June 2011.

7. Stockholders' Equity

Preferred and Preference Stock

The corporation is authorized to issue 5,000,000 shares of preferred stock without par value and 4,000,000 shares of preference stock without par value. Shares of preferred stock and preference stock have such powers, preferences and rights as may be determined by the corporation's board of directors, provided that each share of preference stock will not be entitled to more than one vote per share. No shares of preference stock are currently outstanding. The table below is a summary of the corporation's preferred stock at June 30, 1996 and December 31, 1995. A detailed description of the corporation's preferred stock is provided in
Note 10 to the audited consolidated financial statements included in the corporation's 1995 Annual Report on Form 10-K.



In millions, except share amounts

                                                              Annual
                                                            Dividend
                                  Shares Outstanding         Rate at             Amount Outstanding
                                June 30,  December 31,       June 30,          June 30,  December 31,
                                   1996          1995           1996              1996          1995

10.24% Cumulative,
  $100 stated value..........         -     1,127,125              -            $    -         112.7
Cumulative
  Tracking, $200
  stated value...............   980,000       980,000           9.30%            196.0         196.0
ESOP Cumulative Convertible,
  $1,000 stated value........    12,304        12,984           9.00%             12.3          13.0
1995 ESOP Cumulative
  Convertible, $1,000
  stated value...............    23,664        24,572          10.00%             23.7          24.5
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value......................    37,939             -           8.50%             37.9             -
Less: Cumulative
  Tracking shares held by
  a subsidiary...............   (25,000)      (25,000)                            (5.0)         (5.0)
                              1,028,907     2,119,681                            264.9         341.2
Unearned ESOP shares.........                                                    (76.7)        (38.9)
    Total preferred stock....                                                   $188.2         302.3



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

All shares of the 1996 ESOP Preferred Stock, the 1995 ESOP Preferred Stock, and ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share (collectively, ESOP Preferred Stock), were issued to a trustee acting on behalf of the Norwest Corporation Savings Investment Plan and Master Savings Trust (the Plan). Dividends are cumulative from the date of initial issuance and are payable quarterly. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. During the quarter and six months ended June 30, 1996, 9,243 and 22,649 shares of ESOP Preferred Stock were converted into 265,824 shares and 629,495 shares of common stock of the corporation, respectively. During the quarter and six months ended June 30, 1995, 10,036 and 20,899 shares of ESOP Preferred Stock were converted into 349,078 and 777,175 shares of common stock of the corporation, respectively.

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

All shares of the corporation's 10.24% Cumulative Preferred Stock, $100 stated value, in the form of 4,508,500 depositary shares, were called for redemption on January 2, 1996. Each depositary share represented one-quarter of a share of preferred stock. The shares were redeemed in accordance with their terms at the stated value.

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

In millions
                                  Quarter              Six Months
                                1996      1995       1996      1995
Revenues:*
  Banking................. $ 1,415.7   1,221.7     2,763.9   2,372.5
  Mortgage Banking........     368.8     235.3       670.2     437.9
  Norwest Financial.......     437.1     379.5       868.5     708.9
    Total................. $ 2,221.6   1,836.5     4,302.6   3,519.3
Organizational earnings:*
  Banking................. $   189.3     146.9       370.5     287.0
  Mortgage Banking........      30.7      26.4        61.1      47.5
  Norwest Financial.......      65.4      61.0       125.2     116.6
    Total................. $   285.4     234.3       556.8     451.1
Total assets:
  Banking................. $56,930.6  50,837.1
  Mortgage Banking........  12,438.2   7,960.0
  Norwest Financial.......   8,480.5   7,825.9
    Total................. $77,849.3  66,623.0



* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

9.  Mortgage Banking Activities



The detail of mortgage banking non-interest income for the quarters and six months ended June 30, is presented below:

                                  Quarter                 Six Months
In millions                    1996      1995          1996       1995

Origination fees...........  $ 58.1      33.3          98.7       53.2
Servicing fees.............    69.1      53.7         127.5      102.1
Net gains on sales of
  servicing rights.........    24.7       8.6          39.8       54.4
Net gains (losses) on
  sales of mortgages.......     2.6       1.1          (3.1)      (3.6)
Other .....................    66.9      33.6         129.8       55.4
  Total mortgage banking
    non-interest income....  $221.4     130.3         392.7      261.5

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $168.0 billion and $100.5 billion at June 30, 1996 and 1995, respectively, and $107.4 billion at December 31, 1995.

Changes in capitalized mortgage servicing rights for the quarters and six months ended June 30, were:



                                  Quarter                 Six Months
In millions                    1996      1995             1996      1995

Mortgage servicing rights:

Balance at beginning
    of period............. $1,196.6     862.1          1,061.5     550.3
  Originations............     99.8      55.9            184.0      81.3
  Purchases...............    917.4      62.1          1,019.9     393.5
  Sales...................     (0.5)    (64.8)           (17.4)    (92.6)
  Amortization............    (56.2)    (24.6)           (90.8)    (41.5)
  Other...................     (0.2)     (0.2)            (0.3)     (0.5)
                            2,156.9     890.5          2,156.9     890.5
  Less valuation allowance    (64.2)    (48.7)           (64.2)    (48.7)
Balance at end of period..  2,092.7     841.8          2,092.7     841.8

Excess servicing rights
  receivable:

Balance at beginning
    of period.............    305.7     108.4            229.4      98.9
  Additions...............    116.9      34.7            205.6      61.1
  Sales...................        -     (14.6)               -     (25.8)
  Amortization............    (12.9)     (4.8)           (25.3)     (9.2)
  Other...................        -      (2.5)               -      (3.8)
Balance at end of period..    409.7     121.2            409.7     121.2

Mortgage servicing
    rights, net........... $2,502.4     963.0          2,502.4     963.0

The fair value of capitalized mortgage servicing rights at June 30, 1996 was approximately $3,063.4 million, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the quarters and six months ended June 30, were:

                                                  Quarter      Six Months
In millions                                     1996   1995   1996   1995

Balance at beginning of period.............. $  64.2   24.2   64.2      -
 Provision for capitalized mortgage
  servicing rights in excess of fair value..       -   24.5      -   48.7
Balance at end of period.................... $  64.2   48.7   64.2   48.7


10. Trading Revenues

The corporation conducts trading of debt and equity securities, money market instruments, derivative products and foreign exchange contracts to satisfy the investment and risk management needs of its customers and those of the corporation.

For the quarters and six months ended June 30, trading revenues were derived from the following activities:

                                                 Quarter       Six Months
In millions                                   1996    1995    1996    1995

Interest income:
  Securities...............................  $ 8.1     2.6    14.1     4.9
  Swaps and other interest rate contracts..      -     1.9       -     2.9
    Total interest income..................    8.1     4.5    14.1     7.8

Non-interest income:
  Gains(losses) on securities sold.........   11.5     1.9   (14.8)    3.7
  Swaps and other interest rate contracts..   14.7     0.5    23.2     3.1
  Foreign exchange trading.................    2.1     2.1     4.2     3.9
  Options..................................   (7.7)   (4.5)   (9.3)   (0.2)
  Futures..................................   (1.3)   (1.2)    0.7    (1.3)
    Total non-interest income..............   19.3    (1.2)    4.0     9.2
Total trading revenues..................... $ 27.4     3.3    18.1    17.0


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

Currently, interest rate floors, futures contracts and options on futures contracts are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains (losses) on interest rate floors and futures contracts are included, as appropriate, in determining the fair value of the capitalized mortgage servicing rights.

For the six months ended June 30, 1996, end-user derivative activities decreased interest income by $0.1 million and interest expense by $34.4 million, for a total increase to net interest income of $34.3 million. For the same period in 1995, interest income was decreased by $2.0 million and interest expense was increased by $0.2 million, for a total reduction to net interest income of $2.2 million.

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 1996 is summarized as follows:


In millions                December 31,               Amortizations                  June 30,
                                  1995   Additions   and Maturities   Terminations       1996

Swaps:

  Generic receive fixed...... $  2,816       2,300             (205)             -      4,911

  Amortizing receive fixed...    1,575         522              (97)             -      2,000

  Generic pay fixed..........      330           -              (30)             -        300

  Basis......................      229           -             (200)             -         29

    Total swaps..............    4,950       2,822             (532)             -      7,240

Interest rate caps
  and floors.................    7,843      10,500               (6)             -     18,337

Futures contracts............        -       7,162           (1,295)        (2,164)     3,703

Options on futures contracts.        -      11,356           (6,688)          (674)     3,994

Security options.............        -       2,250             (400)          (200)     1,650

Total........................ $ 12,793      34,090           (8,921)        (3,038)    34,924


Deferred gains and losses on closed end-user derivatives were not material at June 30, 1996 and December 31, 1995.

A key assumption in the information which follows is that rates remain constant at June 30, 1996 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:

Dollars in millions


                                              Maturity
                                                                    There-
June 30, 1996               1996    1997    1998    1999    2000    after    Total

Swaps:
Generic receive fixed-
  Notional value.........$   470     650     650   1,016     225    1,900    4,911
  Weighted avg.
    receive rate.........   6.92%   6.77    6.34    6.81    6.33     6.42     6.58
  Weighted avg. pay rate.   5.50%   5.52    5.52    5.51    5.54     5.52     5.51
Amortizing receive fixed-
  Notional value.........$   473   1,440      66      21       -        -    2,000
  Weighted avg.
    receive rate.........   7.50%   7.50    2.89    2.89       -        -     7.30
  Weighted avg. pay rate.   5.48%   5.52    5.68    5.71       -        -     5.52
Generic pay fixed-
  Notional value.........$     -       -       -       -       -      300      300
  Weighted avg.
    receive rate.........      -%      -       -       -       -     5.54     5.54
  Weighted avg. pay rate.      -%      -       -       -       -     5.89     5.89
Basis-
  Notional value.........$     -       -      29       -       -        -       29
  Weighted avg.
    receive rate.........      -%      -    4.02       -       -        -     4.02
  Weighted avg. pay rate.      -%      -    3.64       -       -        -     3.64

Interest rate caps and
  floors (1):
  Notional value.........$    10       -   1,077   2,650   6,350    8,250   18,337

Futures contracts (1)
  Notional value.........$ 2,908     795       -       -       -        -    3,703

Options on futures
  contracts (1)
  Notional value.........$ 3,394     600       -       -       -        -    3,994

Security options (1)
  Notional value........ $ 1,650       -       -       -       -        -    1,650

Total notional value.... $ 8,905   3,485   1,822   3,687   6,575   10,450   34,924

Total weighted avg.
  rates on swaps:
    Receive rate........    7.21%   7.27    5.94    6.73    6.33     6.30     6.73

    Pay rate............    5.49%   5.52    5.46    5.52    5.54     5.57     5.52

 (1) Average rates are not meaningful for interest rate caps and floors, futures contracts or options.

Note: Weighted average variable rates are based on the actual rates as of June 30, 1996.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:

In millions                                     Balance Sheet Category
                                           Loans    Interest-   Long-
                              Investment    and      bearing     term
June 30, 1996                 Securities   Leases    Deposits    Debt   Other*    Total

Swaps:

  Pay variable
    Unrealized gains......... $        -       -         0.1    37.9        -     38.0
    Unrealized (losses)......          -       -       (32.3)  (90.0)    (8.0)  (130.3)

    Pay variable net.........          -       -       (32.2)  (52.1)    (8.0)   (92.3)

  Pay fixed
    Unrealized gains.........          -     4.6        12.1       -        -     16.7

  Basis
    Unrealized gains.........        0.6       -           -       -        -      0.6

  Total unrealized gains.....        0.6     4.6        12.2    37.9        -     55.3
  Total unrealized (losses)..          -       -       (32.3)  (90.0)    (8.0)  (130.3)

    Total net................ $      0.6     4.6       (20.1)  (52.1)    (8.0)   (75.0)

Interest rate caps and floors:

  Unrealized gains........... $        -       -           -       -      8.3      8.3
  Unrealized (losses)........       (0.2)      -        (0.3)   (0.1)   (92.6)   (93.2)

    Total net................ $     (0.2)      -        (0.3)   (0.1)   (84.3)   (84.9)

Futures contracts:

  Unrealized gains........... $        -       -           -       -     13.2     13.2

Options on futures contracts:

  Unrealized gains........... $        -     0.5           -       -      5.8      6.3
  Unrealized (losses)........          -    (0.2)          -       -     (5.8)    (6.0)

    Total net................ $        -     0.3           -       -        -      0.3

Security options:

  Unrealized gains........... $        -     2.0           -       -        -      2.0
  Unrealized (losses)........          -    (0.9)          -       -        -     (0.9)

    Total net................ $        -     1.1           -       -        -      1.1


  Grand total
    unrealized gains......... $      0.6     7.1        12.2    37.9     27.3     85.1
  Grand total
    unrealized (losses)......       (0.2)   (1.1)      (32.6)  (90.1)  (106.4)  (230.4)

  Grand total net............ $      0.4     6.0       (20.4)  (52.2)   (79.1)  (145.3)

*Includes $27.3 million in gains and $106.4 million in losses on floors, futures and swaps hedging mortgage servicing rights.


As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At June 30, 1996, the corporation had forward contracts totaling $15.8 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

At June 30, 1996, the corporation's trading account portfolio included written options of $1.0 billion notional value, which are valued at market with any gains or losses recognized currently.

12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. Transactions completed in the six months ended June 30, 1996 include:



In millions, except share amounts                               Common
                                                       Cash     Shares     Method of
                                  Date     Assets      Paid     Issued     Accounting
The Bank of Robstown, N.A.,
  Robstown, Texas (B)........ January 12 $   71.4  $    9.5            -   Purchase
AMFED Financial, Inc.,
  Reno, Nevada (B)........... January 18  1,518.8         -    6,046,636   Pooling of
                                                                           interests*
Irene Bancorporation, Inc.,
  Viborg, South Dakota (B)... January 31     39.7       7.1            -   Purchase
Canton Bancshares, Inc.,
  Canton, Illinois (B).......February 15     49.7         -      279,270   Purchase
Henrietta Bancshares, Inc.,
  Henrietta, Texas (B).......   March 12    164.0      24.4            -   Purchase
Victoria Bankshares, Inc.,
  Victoria, Texas (B)........   April 11  1,918.7         -    8,510,801   Pooling of
                                                                           interests*
Prudential Home Mortgage
  Company, Inc.  (M).........      May 7  3,335.6   3,335.6            -   Purchase
                                                                           of assets
Cardinal Credit Corporation,
  Lexington, Kentucky (F)....     May 13     34.2      33.6            -   Purchase
                                                                           of assets
Benson Financial
  Corporation, San Antonio,
  Texas (B)..................     May 31    463.8         -    2,044,035   Pooling of
                                                                           interests*
Regional Bank of Colorado,
  Rifle, Colorado (B)........     June 1     56.0         -      354,967   Purchase
AmeriGroup, Incorporated,
  Minneapolis, Minnesota (B).     June 4    155.1         -      916,200   Purchase
Union Texas Bancorporation,
  Inc., Laredo, Texas (B)....    June 27    245.0         -      395,029   Purchase
                                         $8,052.0  $3,410.2   18,546,938

 * Pooling of interests transactions were not material to the corporation's consolidated financial statements; accordingly, previously reported results have not been restated.
(B) - Banking Group; (M) - Mortgage Banking; (F) - Norwest Financial.


At June 30, 1996, the corporation had seven other pending acquisitions with total assets of approximately $2.1 billion, and it is anticipated that cash of $251.5 million and approximately 1.6 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include PriMerit Bank, a $1.8 billion bank in Las Vegas, Nevada (consummated July 19, 1996).

The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of 1996 and are not individually significant to the financial statements of the corporation.

                                       20
<page





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1995 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $285.4 million for the quarter ended June 30, 1996, a 21.8 percent increase over the $234.3 million earned in the second quarter of 1995. Fully diluted earnings per share were 76 cents, compared with 67 cents in the second quarter of 1995, an increase of
13.4 percent. Return on realized common equity was 22.1 percent and return on assets was 1.50 percent for the second quarter of 1996, compared with
22.6 percent and 1.48 percent, respectively, in the second quarter of 1995.

For the six months ended June 30, 1996, net income was $556.8 million, or $1.50 per fully diluted common share, an increase of 23.4 percent and 13.6 percent, respectively, over the $451.1 million or $1.32 per common share earned in the first six months of 1995. Return on realized common equity was unchanged from the prior year at 22.4 percent and return on assets was
1.50 percent, compared with 1.47 percent for the same period a year ago.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments for the three and six months ended June 30, 1996 and 1995 are included in
Note 8 to the unaudited consolidated financial statements for the quarter ended June 30, 1996 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported second quarter 1996 earnings of $189.3 million, a 28.8 percent increase over the second quarter 1995 earnings of $146.9 million. For the six months ended June 30, 1996, earnings increased 29.0 percent to $370.5 million compared with $287.0 million for the same period in 1995. The increased earnings in the first six months of 1996 reflected a 14.5 percent increase in tax-equivalent net interest income to $1,248.9 million, due to a 10.0 percent increase in average earning assets and a 26 basis point increase in net interest margin. The Banking Group's provision for credit losses for the six months ended June 30, 1996 increased $2.1 million to $61.9 million from a year earlier, as average loans and leases rose $1.9 billion, or 6.6 percent, while net charge-offs as a percent of average loans and leases remained essentially unchanged at 0.41 percent. Non-interest income rose $220.7 million to $680.7 million for the first half of 1996, due to gains on sales of credit card receivables and increased venture capital gains and fee income. The Banking Group also recorded investment securities losses of $44.7 million in the six months ended June 30, 1996, compared with losses of $26.0 million in the same period last year. Non-interest expenses of $1,272.6 million for the first half of 1996 were $208.3 million higher when compared with the first six months of 1995, reflecting writedowns of goodwill and other intangibles and additional operating expenses related to acquired companies. These increases were partially offset by reduced pension benefits expense.

Mortgage Banking

Mortgage Banking earned $30.7 million in the current quarter compared with $26.4 million in the second quarter of 1995. For the first six months of 1996, Mortgage Banking earned $61.1 million compared with $47.5 million in the same period of 1995. See Note 9 to the unaudited consolidated financial statements for the quarter ended June 30, 1996 for a detailed analysis of mortgage banking revenues for the three and six months ended June 30, 1996 and 1995.

The growth in Mortgage Banking earnings reflects the continued growth in mortgage loan fundings and the servicing portfolio, partially offset by a decrease in combined gains on sales of mortgages and servicing rights.
Such combined gains totaled $36.7 million in the first half of 1996 compared with $50.8 million in the same period a year ago. Mortgage loan originations amounted to $14.9 billion during the second quarter, and totaled $26.6 billion for the first half of 1996, compared with $7.7 billion and $12.3 billion, respectively, in the comparable periods in 1995. Increases in volume were attributable in part to the acquisition of substantially all the assets of Prudential Home Mortgage Company, Inc. in May 1996, including $47 billion of its mortgage servicing portfolio. Mortgage Banking capitalized $184.0 million of mortgage servicing rights in the first six months of 1996, representing 124 basis points of originated mortgage loans, compared with $81.3 million for the first six months of 1995. Amortization of capitalized mortgage servicing rights, including excess servicing rights, was $116.1 million for the six months ended June 30, 1996, compared with $50.7 million for the six months ended June 30, 1995. The servicing portfolio totaled $168.0 billion at June 30, 1996, compared with $107.4 billion at year-end 1995 and currently has a weighted average coupon of 7.74 percent.


Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $65.4 million in the second quarter of 1996, compared with $61.0 million in the second quarter of 1995, an increase of
7.2 percent. For the first six months of 1996, Norwest Financial's net income was $125.2 million, up 7.5 percent from the first six months of 1995. The growth in earnings reflected a 23.7 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 23.4 percent from the first half of 1995, due in part to the May 1995 acquisition of Island Finance. The increase in earnings was partially offset by a higher provision for credit losses. Norwest Financial's net charge-offs in the first six months of 1996 were $108.1 million compared with $64.8 million in the same period in 1995. The increase in charge-offs was due to higher domestic consumer credit losses as well as to Island Finance.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $924.5 million in the second quarter of 1996, compared with $806.6 million in the second quarter of 1995, an increase of 14.6 percent. For the first six months of 1996, tax-equivalent net interest income increased 16.9 percent from the same period in 1995 to $1,822.8 million. Growth in tax-equivalent net interest income over the second quarter of 1995 was a result of a 17.1 percent growth in average earning assets and lower borrowing costs. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.54 percent in the second quarter of 1996,
compared with 5.66 percent in the second quarter of 1995.   The decrease
was principally the result of strong growth in lower-yielding earning assets in the Banking Group and in Mortgage Banking, and the sale of $0.9 billion of higher-yielding credit card receivables in May 1996. Net interest margin was 5.62 percent for the six months ended June 30, 1996, up slightly from 5.58 percent for the first half of 1995. The following table summarizes changes in tax-equivalent net interest income between the quarters ended June 30 and March 31 and the six months ended June 30.



Changes in Tax-Equivalent Net Interest Income*
In millions                                     2Q 96     2Q 96     6 Mos. 96
                                                 over      over        over
                                                2Q 95     1Q 96     6 Mos. 95
Increase (decrease) due to:
  Change in earning asset volume ............  $137.1      50.1         250.2
  Change in volume of interest-free funds ...   (16.3)     (3.6)        (30.6)
  Change in net return from
   Interest-free funds ......................    (9.7)     (2.4)        (11.3)
   Interest-bearing funds ...................    56.1      (1.4)        131.1
  Change in earning asset mix ...............   (43.9)    (15.6)        (59.8)
  Change in funding mix .....................    (5.4)     (0.9)        (15.4)
Change in tax-equivalent net interest income.  $117.9      26.2         264.2

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.




Provision for Credit Losses

The corporation provided $87.4 million for credit losses in the second quarter of 1996, compared with $74.7 million in the same period a year ago. Net credit losses totaled $83.9 million and $74.4 million for the three months ended June 30, 1996 and 1995, respectively. As a percentage of average loans and leases, net credit losses were 0.88 percent in the second quarter of 1996, compared with 0.84 percent in the same period a year ago.

For the first six months of 1996, the provision for credit losses totaled $175.2 million, compared with $130.0 million in the first six months of 1995. Net credit losses were $169.4 million, or 0.91 percent of average loans and leases, for the six months ended June 30, 1996, compared with $122.4 million, or 0.72 percent, for the same period in 1995.


Non-interest Income

Consolidated non-interest income was $646.6 million in the second quarter of 1996, an increase of $199.2 million, or 44.5 percent, from the second quarter of 1995. In the second quarter of 1996, the corporation recorded gains on the disposition of credit card receivables held for sale of $33.5 million. For the six months ended June 30, 1996, non-interest income was up $361.4 million to $1,203.6 million, an increase of 42.9 percent over 1995. The increase was primarily due to higher levels of fee income and trust revenues, mortgage banking revenues, and net venture capital gains, partially offset by investment securities losses.

Net venture capital gains were $65.5 million for the three months and $132.0 million for the six months ended June 30, 1996, compared with $4.8 million and $26.4 million, respectively, for the same periods in 1995. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $248.0 million at June 30, 1996. Net investment securities losses of $45.8 million were recorded in the second quarter of 1996 compared with net gains of $9.3 million in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, net investment securities losses totaled $44.1 million and $25.9 million, respectively.

Mortgage banking revenues in the second quarter of 1996 were $221.4 million, compared with $130.3 million in the second quarter of 1995. For the six months ended June 30, 1996, mortgage banking revenues were $392.7 million, compared with $261.5 million for the first half of 1995. The increases for both the quarter and the first six months were principally due to increased levels of originations and servicing fees, while the second quarter of 1996 benefited from additional gains on sales of servicing rights. Future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for the quarter ended June 30, 1996 for a detailed analysis of mortgage banking revenues for the three and six months ended June 30, 1996 and 1995.


Non-interest Expenses

Consolidated non-interest expenses in the second quarter of 1996 were $1,015.8 million, an increase of $193.8 million or 23.6 percent over the second quarter of 1995. During the second quarter of 1996, the corporation recorded writedowns of goodwill and other intangibles of $58.6 million before taxes, which represent $50.6 million after taxes since $35.7 million of the writedown is not tax deductible. Second quarter 1996 results also reflect higher levels of operating expenses associated with acquisitions. There were $17.2 million of acquisition-related special charges taken in conjunction with acquisitions closed within the quarter. These increases in expenses were partially offset by the year-to-date effect of reduced pension benefits expense of $26.6 million resulting from a change in pension assumptions. For the six months ended June 30, 1996, non-interest expenses were up $382.0 million to $1,963.2 million, an increase of 24.2 percent over the six months ended June 30, 1995, and primarily reflect increased expenses related to acquisitions.


Income Taxes

The effective income tax rate for the first half of 1996 was 36.2 percent, which reflects the non-deductible intangible writedowns during the second quarter. Excluding the effect of those writedowns, the effective income tax rate was 34.8 percent for the six months ended June 30, 1996.


CONSOLIDATED BALANCE SHEET ANALYSIS

At June 30, 1996, earning assets were $67.5 billion, an increase of 7.5 percent from $62.8 billion at December 31, 1995. This increase was primarily due to a 6.9 percent increase in net loans and a 12.7 percent increase in total investment securities. The increase in mortgage servicing rights of $1.3 billion since December 31, 1995, included $0.8 billion from the Prudential acquisition, with the remaining increase due to higher levels of originations.

At June 30, 1996, interest-bearing liabilities totaled $57.1 billion, an 8.6 percent increase from $52.6 billion at December 31, 1995. The increase was primarily due to increases in interest-bearing deposits.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the quarter ended June 30, 1996.

At June 30, 1996, the allowance for credit losses totaled $1,008.9 million, or 2.61 percent of loans and leases outstanding. Comparable amounts were $854.6 million, or 2.36 percent, at June 30, 1995, and $917.2 million, or
2.54 percent, at December 31, 1995. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 316.7 percent at June 30, 1996, compared with 345.7 percent at June 30, 1995 and 307.9 percent at December 31, 1995.

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

The allocation of the allowance for credit losses to major categories of loans at June 30, 1996 and December 31, 1995 was:

                                   June 30,         December 31,
                                       1996                 1995

Commercial ....................    $  233.8                186.4
Consumer ......................       288.8                276.5
Real estate ...................       166.2                171.8
Foreign .......................        27.0                 27.0
Unallocated ...................       293.1                255.5
   Total ......................    $1,008.9                917.2


Non-performing assets and 90-day past due loans and leases totaled $318.6 million, or 0.41 percent of total assets, at June 30, 1996, compared with $247.3 million, or 0.37 percent, at June 30, 1995, and $297.9 million, or
0.41 percent, at December 31, 1995. Non-performing loans increased because of acquisitions by $31.6 million and $52.1 million from December 31, 1995 and June 30, 1995, respectively.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first half of 1996 was approximately 59 percent in the North Central Midwest, 13 percent in the South Central Midwest and 28 percent in the Rocky Mountain/Southwest region.

Norwest Card Services, Norwest Mortgage and Norwest Financial operate on a nationwide basis. With respect to credit card receivables, approximately 61 percent of the portfolio is within the 16-state Norwest banking region.

Minnesota and Iowa represent approximately 12 percent and 10 percent of the total outstanding credit card portfolio, respectively. No other state accounts for more than 10% of the portfolio.

Norwest Mortgage operates in all 50 states, representing the largest retail mortgage origination network in the country. Norwest Financial engages in consumer finance activities in 47 states, all 10 Canadian provinces, the Caribbean, Central America and Guam.

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect modest growth. The corporation's credit-risk management policies and activities as well as the geographical diversification of the corporation's Banking Group (including Norwest Card Services), Mortgage Banking, and Norwest Financial help mitigate the credit risk in their respective portfolios.




Capital

The corporation's regulatory capital and ratios are summarized as follows:

                                               June 30,        December 31,
                                                   1996                1995

Tier 1 capital............................       $ 4,553              3,994
Tier 1 and Tier 2 capital.................         5,602              5,012
Total risk adjusted assets................        53,410             49,255
Tier 1 capital ratio......................          8.53%              8.11
Total capital to risk adjusted assets.....         10.49%             10.18
Leverage ratio............................          6.09%              5.65




The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios compare favorably to regulatory minimums of 4.0 percent,
8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 35.5 percent for the second quarter of 1996 compared with 30.9 percent for the second quarter of 1995.

On July 23, 1996, the corporation's board of directors approved the Norwest Corporation Best Practices PartnerShares Plan, a broad-based employee stock option plan. In conjunction with the Plan's approval, options for approximately 4.8 million shares were granted with an exercise price of $33.125 per share. Options are generally exercisable upon the earlier of July 24, 2001, or the first date the market value of the corporation's common stock exceeds $60 per share.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                              Quarter Ended June 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments..... $   790   $  10.0     5.14%  $  408   $ 6.1    6.15%
Trading account securities...     498       8.2     6.66      165     4.6   11.27
Investment securities
  U.S. Treasury & federal
    agencies.................       -         -        -       28     0.4    5.16
  State, municipal and
    housing tax-exempt.......       -         -        -      695    17.7   10.15
  Other......................     839      10.0     4.73      661     8.8    5.33
    Total....................     839      10.0     4.73    1,384    26.9    7.75

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies.................   1,214      19.8     6.52      993    16.1    6.56
  State, municipal and
    housing tax-exempt.......     877      19.4     9.07      121     2.3    7.59
  Mortgage-backed............  13,527     248.1     7.31   12,133   226.6    7.44
  Other......................   1,209      12.0     6.13      662     7.7    6.23
    Total....................  16,827     299.3     7.29   13,909   252.7    7.33

Loans held for sale..........   2,970      66.0     8.94    2,202    47.5    8.65
Mortgages held for sale......   7,160     133.3     7.45    3,657    74.9    8.19
Loans and leases
  (net of unearned discount)
  Commercial.................  12,738     287.4     9.07   10,654   246.0    9.26
  Real estate................  13,447     324.5     9.65   13,212   309.0    9.36
  Consumer...................  11,864     444.3    15.02   11,578   429.8   14.87
    Total loans and leases...  38,049   1,056.2    11.13   35,444   984.8   11.13
  Allowance for credit losses    (991)                       (851)
    Net loans and leases.....  37,058                      34,593


    Total earning assets
    (before the allowance for
    credit losses)...........  67,133   1,583.0     9.50   57,169  1,397.5    9.81

Cash and due from banks......   3,632                       3,155
Other assets.................   6,938                       4,232
  Total assets............... $76,712                     $63,705

(Continued on page 28)


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 27)

                                               Quarter Ended June 30,
In millions, except ratios               1996                       1995
                                      Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $11,926    $    -       -%  $ 9,526    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts...   5,907      26.0    1.77     4,879      24.8    2.04
  Money market accounts......  11,933      86.9    2.93    10,562      84.6    3.21
  Savings certificates.......  12,336     166.7    5.44    10,771     144.2    5.37
  Certificates of deposit
    and other time...........   2,772      39.0    5.66     1,785      25.8    5.80
  Foreign time...............     605       7.6    5.05       275       3.8    5.54
Total interest-bearing
      deposits...............  33,553     326.2    3.91    28,272     283.2    4.02
Federal funds purchased &
  repurchase agreements......   3,143      37.8    4.83     3,345      49.5    5.94
Short-term borrowings........   5,843      78.8    5.43     4,237      66.1    6.25
Long-term debt...............  14,279     215.7    6.04    11,603     192.1    6.62

Total interest-bearing
      liabilities............  56,818     658.5    4.65    47,457     590.9    4.99


Other liabilities............   2,393                       2,145
Preferred stock..............     188                         530
Common stockholders' equity..   5,387                       4,047
    Total liabilities and
      stockholders' equity... $76,712                     $63,705

  Net interest income
    (tax-equivalent basis)...            $924.5                     $ 806.6

  Yield spread...............                      4.85                        4.82

  Net interest margin........                      5.54                        5.66

  Interest-bearing liabilities
    to earning assets........                     84.64                       83.01


* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                            Six Months Ended June 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments..... $   674  $   17.8     5.34%  $  688    $ 20.0    5.89%
Trading account securities...     448      14.3     6.43      153       8.0   10.57
Investment securities
  U.S. Treasury & federal
    agencies.................       -         -        -       28       0.7    4.83
  State, municipal and
    housing tax-exempt.......       -         -        -      698      36.0   10.30
  Other......................     818      18.9     4.61      614      15.2    4.95
    Total....................     818      18.9     4.61    1,340      51.9    7.73

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies.................   1,173      37.1     6.38    1,024      34.3    6.73
  State, municipal and
    housing tax-exempt.......     858      37.8     9.14      115       4.4    7.41
  Mortgage-backed............  12,930     473.2     7.36   12,267     461.4    7.39
  Other......................   1,071      22.9     6.64      543      14.7    7.10
    Total....................  16,032     571.0     7.35   13,949     514.8    7.33

Loans held for sale..........   3,205     153.2     9.61    2,178      93.0    8.61
Mortgages held for sale......   6,752     241.7     7.16    3,243     132.1    8.15
Loans and leases
  (net of unearned discount)
  Commercial.................  12,512     567.3     9.11   10,281     471.9    9.25
  Real estate................  13,266     647.5     9.76   12,891     593.1    9.20
  Consumer...................  11,756     882.8    15.05   11,166     809.0   14.55
    Total loans and leases...  37,534   2,097.6    11.20   34,338   1,874.0   10.96
  Allowance for credit losses    (971)                       (831)
    Net loans and leases.....  36,563                      33,507

    Total earning assets
    (before the allowance for
    credit losses)...........  65,463   3,114.5     9.61   55,889   2,693.8    9.65

Cash and due from banks......   3,592                       3,115
Other assets.................   6,423                       3,895
  Total assets............... $74,507                     $62,068

(Continued on page 30)


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 29)


                                            Six Months Ended June 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $11,546  $      -       -%  $ 9,225    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts...   5,710      50.2    1.77     4,837      49.9    2.08
  Money market accounts......  11,709     171.5    2.94    10,481     165.0    3.17
  Savings certificates.......  12,081     329.4    5.48    10,524     274.2    5.25
  Certificates of deposit
    and other time...........   2,641      74.7    5.69     1,667      46.6    5.64
  Foreign time...............     422      10.4    4.95       512      14.6    5.74
Total interest-bearing
      deposits...............  32,563     636.2    3.93    28,021     550.3    3.96
Federal funds purchased &
  repurchase agreements......   3,156      78.9    5.02     3,588     104.4    5.87
Short-term borrowings........   5,472     148.5    5.46     4,011     124.0    6.23
Long-term debt...............  13,984     428.1    6.12    10,846     356.5    6.57

Total interest-bearing
      liabilities............  55,175   1,291.7    4.70    46,466   1,135.2    4.91


Other liabilities............   2,362                       2,052
Preferred stock..............     189                         531
Common stockholders' equity..   5,235                       3,794
    Total liabilities and
      stockholders' equity... $74,507                     $62,068

  Net interest income
    (tax-equivalent basis)...          $1,822.8                    $1,558.6

  Yield spread...............                      4.91                        4.74

  Net interest margin........                      5.62                        5.58

  Interest-bearing liabilities
    to earning assets........                     84.28                       83.14




* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

                                       30
<page


                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


The annual meeting of stockholders of the corporation was held on April 23, 1996. There were 358,395,538 shares of common stock outstanding and entitled to vote at said meeting; and a total 294,844,134 (82.27%) shares were present at the meeting in person or by proxy. The stockholders voted to approve an amendment to the corporation's 1985 Long-Term Incentive Compensation Plan to increase the number of shares available for awards by 17,500,000, to limit the number of shares that may be subject to stock options or stock appreciation rights granted to any employee in a calendar year, to permit the Human Resources Committee to extend the exercise period for stock options and stock appreciation rights following a holder's death, permanent disability, or retirement to a date no later than the original expiration date, and to eliminate a stated expiration date for the Plan (266,339,795 for, 24,916,679 against, 3,587,660 abstained and no broker non-votes); an amendment to the Directors' Formula Stock Award Plan to award non-employee directors annually shares of common stock with a value equal to the annual cash retainer and to provide for a one-time award under the Plan for 1996 (270,039,303 for, 20,985,822 against, 3,819,009 abstained and no broker non-votes); and ratified the appointment of KPMG Peat Marwick LLP to audit the books of the corporation for the year ending December 31, 1996 (292,423,829 for, 976,213 against, 1,444,092 abstained and no broker non-votes).

In addition, 14 nominees were elected directors of the corporation, as follows:
                                     Shares FOR      Shares WITHHELD

David A. Christensen                293,795,273            1,048,861
Gerald J. Ford                      291,991,332            2,852,802
Pierson M. Grieve                   293,775,649            1,068,485
Charles M. Harper                   293,619,299            1,224,835
William A. Hodder                   293,713,387            1,130,747
Lloyd P. Johnson                    293,813,775            1,030,359
Reatha Clark King                   293,741,280            1,102,854
Richard M. Kovacevich               293,908,706              935,428
Richard S. Levitt                   293,895,291              948,843
Richard D. McCormick                292,878,499            1,965,635
Cynthia H. Milligan                 291,838,025            3,006,109
Benjamin F. Montoya                 293,612,567            1,231,567
Ian M. Rolland                      293,726,914            1,117,220
Michael W. Wright                   293,702,464            1,141,670

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.
     The following exhibits are filed in response to Item 601 of Regulation
     S-K.

     Exhibit
     No.                      Exhibit                                  Page
     4.      Copies of instruments with respect to long-term debt
              will be furnished to the Commission upon request.
     10(a).  Long-Term Incentive Compensation Plan (as amended           34
              effective April 23, 1996
     10(b).  Directors' Formula Stock Award Plan (as amended             45
              effective April 23, 1996)
     11.     Computation of Earnings Per Share                           49
     12(a).  Computation of Ratio of Earnings to Fixed Charges           51
     12(b).  Computation of Ratio of Earnings to Fixed Charges
              and Preferred Stock Dividends                              52


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated April 17, 1996, reporting consolidated operating results of the corporation for the quarter ended March 31, 1996.

     The corporation filed a Current Report on Form 8-K, dated April 30, 1996, placing on file a description of its common stock, par value $1-2/3 per share.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NORWEST CORPORATION


August 13, 1996                            By /s/ Michael A. Graf
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)