Form 10-Q
period 1996-09-30
NORWEST CORP
filed 1996-11-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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

Common Stock, par value $1 2/3 per share,
outstanding at October 31, 1996                         370,327,489 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      September 30, 1996 and December 31, 1995.....................  3

2.  Consolidated Statements of Income -
      Quarters and Nine Months Ended September 30, 1996 and 1995...  4

3.  Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995................  5

4.  Consolidated Statements of Stockholders' Equity -
      Nine Months Ended September 30, 1996 and 1995................  6

5.  Notes to Unaudited Consolidated Financial Statements...........  8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                    September 30,   December 31,
                                                       1996           1995
ASSETS
Cash and due from banks ......................    $ 4,242.2        4,320.3
Interest-bearing deposits with banks .........         26.5           29.4
Federal funds sold and resale agreements .....        866.8          596.8
    Total cash and cash equivalents ..........      5,135.5        4,946.5
Trading account securities ...................        212.2          150.6
Investment securities (fair value
    $782.5 in 1996 and $795.8 in 1995) .......        764.4          760.5
Investment and mortgage-backed securities
  available for sale..........................     17,867.7       15,243.0
    Total investment securities ..............     18,632.1       16,003.5
Loans held for sale ..........................      2,732.5        3,343.9
Mortgages held for sale ......................      5,162.9        6,514.5
Loans and leases, net of unearned discount....     40,085.6       36,153.1
Allowance for credit losses ..................     (1,033.8)        (917.2)
    Net loans and leases .....................     39,051.8       35,235.9
Premises and equipment, net ..................      1,183.3        1,034.1
Mortgage servicing rights, net ...............      2,619.6        1,226.7
Interest receivable and other assets .........      3,697.7        3,678.7
    Total assets .............................    $78,427.6       72,134.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................    $12,910.6       11,623.9
  Interest-bearing ...........................     35,115.2       30,404.9
    Total deposits ...........................     48,025.8       42,028.8
Short-term borrowings ........................      7,993.4        8,527.2
Accrued expenses and other liabilities .......      3,219.9        2,589.5
Long-term debt ...............................     13,250.1       13,676.8
    Total liabilities ........................     72,489.2       66,822.3
Preferred stock ..............................        257.1          341.2
Unearned ESOP shares .........................        (68.6)         (38.9)
    Total preferred stock ....................        188.5          302.3
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 375,533,625 and 358,332,153 shares
   in 1996 and 1995, respectively ............        625.9          597.2
Surplus ......................................        942.4          734.2
Retained earnings ............................      4,071.4        3,496.3
Net unrealized gains on securities
  available for sale .........................        275.2          327.1
Notes receivable from ESOP ...................        (12.4)         (13.3)
Treasury stock - 5,191,076 and 5,571,696
  common shares in 1996 and 1995, respectively       (147.0)        (125.9)
Foreign currency translation .................         (5.6)          (5.8)
    Total common stockholders' equity ........      5,749.9        5,009.8
    Total stockholders' equity ...............      5,938.4        5,312.1
    Total liabilities and
      stockholders' equity ...................    $78,427.6       72,134.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts          Quarter Ended     Nine Months Ended
                                                      September 30,        September 30,
                                                      1996       1995      1996      1995
INTEREST INCOME ON
Loans and leases ...............................  $1,100.8    1,028.4   3,195.0   2,898.8
Investment securities ..........................       8.7       21.3      27.6      61.7
Investment and mortgage-backed securities
 available for sale ............................     312.0      264.9     871.1     778.3
Loans held for sale ............................      48.6       44.5     201.8     137.5
Mortgages held for sale ........................     125.1      107.9     366.8     240.0
Money market investments .......................       9.6        5.2      27.4      25.2
Trading account securities .....................       6.3        4.0      20.4      11.8
    Total interest income ......................   1,611.1    1,476.2   4,710.1   4,153.3

INTEREST EXPENSE ON
Deposits .......................................     339.7      296.3     975.9     846.6
Short-term borrowings ..........................     117.8      140.4     345.2     368.8
Long-term debt .................................     205.9      199.7     634.0     556.2
    Total interest expense .....................     663.4      636.4   1,955.1   1,771.6
      Net interest income ......................     947.7      839.8   2,755.0   2,381.7
Provision for credit losses ....................     105.9       86.5     281.1     216.5
      Net interest income after
        provision for credit losses ............     841.8      753.3   2,473.9   2,165.2

NON-INTEREST INCOME
Trust ..........................................      73.5       63.6     217.7     173.4
Service charges on deposit accounts ............      84.9       68.9     239.8     195.5
Mortgage banking ...............................     203.5      134.0     596.2     395.5
Data processing ................................      19.0       19.8      54.6      51.6
Credit card ....................................      27.7       34.0      89.1      97.2
Insurance ......................................      68.4       53.5     211.4     171.9
Other fees and service charges .................      69.1       63.5     214.3     164.4
Net investment securities gains ................         -        0.4         -       0.5
Net investment and mortgage-backed
 securities available for sale losses...........     (12.4)     (22.3)    (56.5)    (48.3)
Net venture capital gains ......................      35.7       37.9     167.7      64.3
Trading ........................................      21.2       16.9      25.2      26.1
Other ..........................................      41.2       13.5      67.0      33.8
    Total non-interest income ..................     631.8      483.7   1,826.5   1,325.9

NON-INTEREST EXPENSES
Salaries and benefits ..........................     539.0      455.7   1,559.4   1,279.6
Net occupancy ..................................      88.5       66.4     230.4     186.5
Equipment rentals, depreciation and maintenance.      79.2       68.6     233.3     197.9
Business development ...........................      56.8       39.7     166.9     121.3
Communication ..................................      73.3       56.1     209.9     160.0
Data processing ................................      47.6       36.8     120.6     102.8
Intangible asset amortization ..................      44.0       39.2     116.6      84.3
Other ..........................................     104.0      103.7     349.6     315.0
    Total non-interest expenses ................   1,032.4      866.2   2,986.7   2,447.4
INCOME BEFORE INCOME TAXES .....................     441.2      370.8   1,313.7   1,043.7
Income tax expense .............................     152.2      125.6     467.9     347.4
NET INCOME .....................................  $  289.0      245.2     845.8     696.3

Average common and common equivalent shares ....     374.3      331.8     368.2     324.7
PER COMMON SHARE
 Net Income
  Primary ......................................  $   0.76       0.70      2.26      2.04
  Fully diluted ................................      0.76       0.69      2.26      2.01
 Dividends .....................................      0.27       0.24      0.78      0.66

See notes to unaudited consolidated financial statements.

                                     4
<page


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Nine Months Ended
In millions                                                                 September 30,
                                                                             1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    845.8      696.3
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     281.1      216.5
    Depreciation and amortization .....................................     489.7      202.1
    Gains on sales of loans, securities and other assets, net..........    (120.8)     (24.6)
    Release of preferred shares to ESOP................................      30.4       30.5
    Purchases of trading account securities ........................... (53,003.0) (66,235.7)
    Proceeds from sales of trading account securities .................  52,966.5   66,052.2
    Originations of mortgages held for sale ........................... (40,460.5) (23,771.6)
    Proceeds from sales of mortgages held for sale ....................  44,177.5   20,201.2
    Originations of loans held for sale ...............................    (954.9)    (830.7)
    Proceeds from sales of loans held for sale ........................   1,610.4      582.2
    Interest receivable ...............................................     (29.4)    (111.3)
    Interest payable ..................................................      26.2      107.1
    Other assets, net .................................................    (551.5)  (1,212.0)
    Other accrued expenses and liabilities, net .......................     367.6      582.4
      Net cash flows from (used for) operating activities .............   5,675.1   (3,515.4)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities.......      78.7      129.5
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale...............................   2,189.5    1,040.0
  Proceeds from sales and calls of investment securities ..............       5.9       61.9
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale......................................   3,296.1    3,590.2
  Purchases of investment securities ..................................    (300.0)    (214.8)
  Purchases of investment and mortgage-backed securities available for sale...........................................................  (6,442.0)  (5,203.8)
  Net change in banking subsidiaries'loans and leases..................   1,166.5   (1,470.0)
  Non-bank subsidiaries' loans and leases originated...................  (5,062.8)  (4,391.7)
  Principal collected on non-bank subsidiaries' loans and leases.......   3,394.5    4,264.0
  Purchases of premises and equipment .................................    (180.6)    (156.4)
  Proceeds from sales of premises, equipment & other real estate owned.      68.1       35.1
  Cash paid for acquisitions, net of cash and cash equivalents acquired  (2,495.8)     (85.0)
  Divestiture of branches, net of cash and cash equivalents paid.......     (23.7)      (4.1)
    Net cash flows used for investing activities.......................  (4,305.6)  (2,405.1)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................     622.0      289.9
  Short-term borrowings, net ..........................................    (655.1)   1,995.9
  Long-term debt borrowings ...........................................   2,674.0    4,543.2
  Repayments of long-term debt ........................................  (3,272.1)  (1,072.5)
  Issuances of common stock ...........................................      69.7       50.6
  Repurchases of common stock .........................................    (209.8)    (178.5)
  Sale of preferred stock held by subsidiary ..........................         -       20.0
  Repurchases of preferred stock ......................................    (112.7)      (0.4)
  Net decrease in notes receivable from ESOP ..........................       2.3          -
  Dividends paid ......................................................    (298.8)    (246.0)
    Net cash flows from (used for) financing activities................  (1,180.5)   5,402.2
    Net increase (decrease) in cash and cash equivalents ..............     189.0     (518.3)

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   4,946.5    4,024.3
  End of period .......................................................$  5,135.5    3,506.0

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)



                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total
Balance,
 December 31, 1994....... $  526.7     (14.7)  538.5  578.8   2,950.0       (360.4)      (13.3)    (350.9)         (8.3)  3,846.4
Net income...............        -         -       -      -     696.3            -           -          -             -     696.3
Dividends on
  Common stock...........        -         -       -      -    (212.1)           -           -          -             -    (212.1)
  Preferred stock........        -         -       -      -     (33.9)           -           -          -             -     (33.9)
Conversion of 1,174,197
  preferred shares to
  13,604,269 common
  shares.................   (258.8)        -     7.1   (7.8)     (4.6)           -           -      264.1             -         -
Repurchase of 1,784
  preferred shares.......     (0.4)        -       -      -         -            -           -          -             -      (0.4)
Sale of 100,000
  preferred shares
  held by subsidiary.....     20.0         -       -      -         -            -           -          -             -      20.0
Issuance of 63,300
  preferred shares
  to ESOP................     63.3     (65.8)      -    2.5         -            -           -          -             -         -
Release of preferred
  shares to ESOP.........        -      31.7       -   (1.2)        -            -           -          -             -      30.5
Issuance of 2,594,010
  common shares..........        -         -       -  119.1    (133.4)           -           -       72.3             -      58.0
Issuance of 18,900,556
  common shares for
  acquisitions...........        -         -    25.6  (24.4)     13.8         (0.2)          -       95.3             -     110.1
Repurchase of 6,312,559
  common shares..........        -         -       -      -         -            -           -     (178.5)            -    (178.5)
Change in net unrealized
  gains (losses) on
  securities available
  for sale...............        -         -       -      -         -        599.3           -          -             -     599.3
Foreign currency
  translation............        -         -       -      -         -            -           -          -           4.4       4.4
Balance,
 September 30, 1995 ..... $  350.8     (48.8)  571.2  667.0   3,276.1        238.7       (13.3)     (97.7)         (3.9)  4,940.1



(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)


                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total
Balance,
 December 31, 1995...... $   341.2     (38.9)  597.2  734.2   3,496.3        327.1       (13.3)    (125.9)         (5.8)  5,312.1
Net income..............         -         -       -      -     845.8            -           -          -             -     845.8
Dividends on
  Common stock..........         -         -       -      -    (285.5)           -           -          -             -    (285.5)
  Preferred stock.......         -         -       -      -     (13.3)           -           -          -             -     (13.3)
Conversion of 30,466
  preferred shares to
  823,914 common shares.     (30.4)        -       -    3.8         -            -           -       26.6             -         -
Repurchase of 1,127,125
  preferred shares......    (112.7)        -       -      -         -            -           -          -             -    (112.7)
Cash payments received
  on notes receivable
  from ESOP.............         -         -       -      -         -            -         2.3          -             -       2.3
Issuance of 59,000
  preferred shares to
  ESOP..................      59.0     (61.3)      -    2.3         -            -           -          -             -         -
Release of preferred
  shares to ESOP........         -      31.6       -   (1.2)        -            -           -          -             -      30.4
Issuance of 3,027,483
  common shares.........         -         -       -   37.4     (44.2)           -           -       91.0             -      84.2
Issuance of 19,417,886
  common shares for
  acquisitions..........         -         -    28.7  165.9      72.3         (1.5)       (1.4)      71.1             -     335.1
Repurchase of 5,687,191
  common shares.........         -         -       -      -         -            -           -     (209.8)            -    (209.8)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............         -         -       -      -         -        (50.4)          -          -             -     (50.4)
Foreign currency
  translation...........         -         -       -      -         -            -           -          -           0.2       0.2
Balance,
  September 30, 1996.... $   257.1     (68.6)  625.9  942.4   4,071.4        275.2       (12.4)    (147.0)         (5.6)  5,938.4






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


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

In millions                                         1996        1995

Interest...................................... $ 1,928.9     1,664.5
Income taxes..................................      41.9       442.5
Transfer of loans to other real estate owned..      35.0        22.7

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment and Mortgage-backed Securities

The amortized cost and fair value of investment securities at September 30, 1996 were:


In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 1,517.1        10.7        (5.9)   1,521.9
 State, municipal and housing -
  tax exempt .........................     938.1        33.5        (6.1)     965.5
 Other ...............................     878.6       405.1        (7.9)   1,275.8
    Total investment securities
     available for sale ..............   3,333.8       449.3       (19.9)   3,763.2
 Mortgage-backed securities:
  Federal agencies ...................  13,963.1       144.8      (149.7)  13,958.2
  Collateralized mortgage
   obligations .......................     145.1         2.3        (1.1)     146.3
    Total mortgage-backed securities
     available for sale ..............  14,108.2       147.1      (150.8)  14,104.5
Total investment and
 mortgage-backed securities
 available for sale ..................  17,442.0       596.4      (170.7)  17,867.7

Other securities held for investment..     764.4        24.9        (6.8)     782.5

  Total investment securities ........ $18,206.4       621.3      (177.5)  18,650.2


Interest income on investment securities for the quarters and nine months ended September 30, were:


                                            Quarter             Nine Months
In millions                               1996     1995         1996    1995

Available for sale:
 U.S. Treasury and federal agencies .. $  22.7     19.1         59.8    53.4
 State, municipal and housing -
   tax exempt ........................    13.5      1.6         39.3     4.6
 Other ...............................    12.2     10.6         35.2    25.3
    Total investment securities
     available for sale ..............    48.4     31.3        134.3    83.3
 Mortgage-backed securities:
  Federal agencies ...................   259.4    231.0        726.9   686.3
  Collateralized mortgage
   obligations .......................     4.2      2.6          9.9     8.7
    Total mortgage-backed securities
     available for sale ..............   263.6    233.6        736.8   695.0
Total investment and mortgage-backed
  securities available for sale.......   312.0    264.9        871.1   778.3

Other securities held for investment..     8.7     21.3         27.6    61.7

  Total investment securities......... $ 320.7    286.2        898.7   840.0



Certain investment securities with a total amortized cost of $0.4 million and $5.9 million for the three and nine months ended September 30, 1996, respectively, and $21.2 million and $61.4 million for the three and nine months ended September 30, 1995, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss for the quarter and nine months ended September 30, 1996. The sales and calls of investment securities resulted in net gains of $0.4 million and $0.5 million for the quarter and nine months ended September 30, 1995.

4.  Loans and Leases

The carrying values of loans and leases at September 30, 1996 and December 31,1995 were:

In millions                                September 30,     December 31,
                                                    1996             1995
Commercial, financial and industrial......     $10,142.9          9,327.3
Agricultural..............................       1,097.6          1,090.8
Real estate
  Secured by 1-4 family residential
    properties............................      10,330.5          8,592.9
  Secured by development properties.......       2,076.1          2,024.0
  Secured by construction and land
    development...........................         885.2            742.0
  Secured by owner-occupied properties....       2,733.1          2,149.9
Consumer .................................      11,336.2         10,520.7
Credit card ..............................       1,557.6          1,666.1
Lease financing ..........................         779.6            815.7
Foreign
  Consumer ...............................         740.1            705.2
  Commercial .............................         179.0            196.1
    Total loans and leases ...............      41,857.9         37,830.7
Unearned discount ........................      (1,772.3)        (1,677.6)
  Total loans and leases, net of
    unearned discount.....................     $40,085.6         36,153.1


Changes in the allowance for credit losses for the quarters and nine months ended September 30, were:
                                             Quarter         Nine Months
In millions                                1996     1995      1996    1995

Balance at beginning of period ....... $1,008.9    854.6     917.2   789.9
  Allowance related to assets
   acquired, net .....................     18.4     12.3     104.3    69.4
  Provision for credit losses ........    105.9     86.5     281.1   216.5

  Credit losses.......................   (129.4)  (116.7)   (358.5) (297.6)
  Recoveries .........................     30.0     30.8      89.7    89.3
    Net credit losses ................    (99.4)   (85.9)   (268.8) (208.3)
Balance at end of period ............. $1,033.8    867.5   1,033.8   867.5

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at September 30, 1996 and 1995 and December 31, 1995 were:

In millions                                    September 30,  December 31,
                                              1996      1995          1995
Impaired loans
  Non-accrual ...........................  $ 117.4      76.9         100.1
  Restructured ..........................      0.6       2.5           2.0
    Total impaired loans ................    118.0      79.4         102.1
Other non-accrual loans and leases.......     66.6      54.0          66.8
  Total non-accrual and
   restructured loans and leases.........    184.6     133.4         168.9
Other real estate owned .................     46.4      35.3          37.1
  Total non-performing assets ...........    231.0     168.7         206.0
Loans and leases past due 90 days or more*   121.9      94.3          91.9
  Total non-performing assets and
   90-day past due loans and leases .....  $ 352.9     263.0         297.9

* Excludes non-accrual and restructured loans.

The average balances of impaired loans for the nine months ended September 30, 1996 and 1995 were $114.4 million and $85.8 million, respectively. The allowance for credit losses related to impaired loans at September 30, 1996 and December 31, 1995 was $51.9 million and $43.3 million, respectively. Impaired loans of $3.3 million and $2.7 million were not subject to a related allowance for credit losses at September 30, 1996 and December 31, 1995, respectively, due to the net realizable value of loan collateral, guarantees and other factors.

The effects of total non-accrual and restructured loans on interest income for the quarters and nine months ended September 30, were:

                                              Quarter        Nine Months
In millions                                 1996    1995     1996    1995

Interest
  As originally contracted ...........     $ 9.8     3.3     20.0    12.2
  As recognized ......................      (4.1)   (1.1)    (6.1)   (2.6)
    Reduction of interest income .....     $ 5.7     2.2     13.9     9.6

6.  Long-term Debt

During the first nine months of 1996, the corporation issued $1.1 billion in medium-term notes bearing fixed rates of interest ranging from 5.625 percent to 6.875 percent, which mature from April 1999 to August 2006. Certain banking subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $1,470 million were issued bearing interest at one-month LIBOR minus six basis points to one-month LIBOR minus four basis points, which mature from March 1997 to March 2011. Norwest Financial, Inc. issued $100 million of senior medium-term notes bearing interest at a fixed rate of 6.68 percent, which mature in September 1999.

7. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at September 30, 1996 and December 31, 1995. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1995 Annual Report on Form 10-K.



In millions, except share amounts

                                                              Annual
                                                            Dividend
                              Shares Outstanding             Rate at         Amount Outstanding
                          September 30,  December 31,  September 30,     September 30,  December 31,
                                   1996          1995           1996              1996          1995
Cumulative
  Tracking, $200
  stated value...............   980,000       980,000           9.30%           $196.0         196.0
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value......................    30,951             -           8.50%             31.0             -
1995 ESOP Cumulative
  Convertible, $1,000
  stated value...............    23,190        24,572          10.00%             23.2          24.5
ESOP Cumulative Convertible,
  $1,000 stated value........    11,949        12,984           9.00%             11.9          13.0
10.24% Cumulative,
  $100 stated value..........         -     1,127,125              -                 -         112.7
Less: Cumulative
  Tracking shares held by
  a subsidiary...............   (25,000)      (25,000)                            (5.0)         (5.0)
                              1,021,090     2,119,681                            257.1         341.2
Unearned ESOP shares.........                                                    (68.6)        (38.9)
    Total preferred stock....                                                   $188.5         302.3




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

During the quarter and nine months ended September 30, 1996, 7,817 and 30,466 shares of ESOP preferred stock were converted into 194,419 shares and 823,914 shares of common stock of the corporation, respectively. During the quarter and nine months ended September 30, 1995, 9,623 and 30,522 shares of ESOP preferred stock were converted into 296,091 and 1,073,266 shares of common stock of the corporation, respectively.

All shares of the corporation's 10.24% Cumulative Preferred Stock, $100 stated value, in the form of 4,508,500 depositary shares, were called for redemption on January 2, 1996. Each depositary share represented one-quarter of a share of preferred stock. The shares were redeemed in accordance with their terms at the stated value.

8. Business Segments

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

In millions
                                 Quarter              Nine Months
                                1996      1995       1996      1995
Revenues:*
  Banking................. $ 1,417.7   1,285.9     4,172.7   3,658.4
  Mortgage Banking........     378.7     259.2     1,048.9     697.1
  Norwest Financial.......     446.5     414.8     1,315.0   1,123.7
    Total................. $ 2,242.9   1,959.9     6,536.6   5,479.2
Organizational earnings:*
  Banking................. $   189.6     153.0       560.1     440.0
  Mortgage Banking........      31.8      28.0        92.9      75.5
  Norwest Financial.......      67.6      64.2       192.8     180.8
    Total................. $   289.0     245.2       845.8     696.3
Total assets:
  Banking................. $59,261.2  53,431.2
  Mortgage Banking........  10,499.5   9,936.9
  Norwest Financial.......   8,666.9   8,043.8
    Total................. $78,427.6  71,411.9



* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

9.  Mortgage Banking Activities



Additional information about mortgage banking non-interest income for the quarters and nine months ended September 30, is presented below:

                                  Quarter               Nine Months
In millions                    1996      1995          1996       1995

Origination and other
  closing fees.............  $ 79.2      47.9         240.1      129.0
Servicing fees.............    79.9      66.1         207.4      168.2
Net gains on sales of
  servicing rights.........     1.7      19.1          41.5       73.5
Net gains (losses) on
  sales of mortgages.......     4.3     (18.6)          1.2      (22.2)
Other .....................    38.4      19.5         106.0       47.0
  Total mortgage banking
    non-interest income....  $203.5     134.0         596.2      395.5

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $176.3 billion and $100.1 billion at September 30, 1996 and 1995, respectively, and $107.4 billion at December 31, 1995.

Changes in capitalized mortgage servicing rights for the quarters and nine months ended September 30, were:



                                  Quarter                 Nine Months
In millions                    1996      1995             1996      1995

Mortgage servicing rights:

Balance at beginning
    of period............. $2,156.9     890.5          1,061.5     550.3
  Originations............     88.9      75.8            272.9     157.1
  Purchases...............     46.5      75.4          1,066.4     468.9
  Sales...................     (3.6)    (64.3)           (21.0)   (156.9)
  Amortization............    (80.4)    (30.8)          (171.2)    (72.3)
  Other...................     (7.8)        -             (8.1)     (0.5)
                            2,200.5     946.6          2,200.5     946.6
  Less valuation allowance    (64.2)    (49.3)           (64.2)    (49.3)
Balance at end of period..  2,136.3     897.3          2,136.3     897.3

Excess servicing rights
  receivable:

Balance at beginning
    of period.............    409.7     121.2            229.4      98.9
  Additions...............     93.9      61.3            299.5     122.4
  Sales...................     (6.4)    (17.7)            (6.4)    (43.5)
  Amortization............    (13.9)     (7.0)           (39.2)    (16.2)
  Other...................        -      (2.5)               -      (6.3)
Balance at end of period..    483.3     155.3            483.3     155.3

Mortgage servicing
    rights, net........... $2,619.6   1,052.6          2,619.6   1,052.6

The fair value of capitalized mortgage servicing rights at September 30, 1996 was approximately $3.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the quarters and nine months ended September 30, were:

                                                  Quarter     Nine Months
In millions                                     1996   1995   1996   1995

Balance at beginning of period.............. $  64.2   48.7   64.2      -
 Provision for capitalized mortgage
  servicing rights in excess of fair value..       -    0.6      -   49.3
Balance at end of period.................... $  64.2   49.3   64.2   49.3


10. Trading Revenues


For the quarters and nine months ended September 30, trading revenues were derived from the following activities:

                                                 Quarter       Nine Months
In millions                                   1996    1995    1996    1995

Interest income:
  Securities............................... $  6.3     3.3    20.4     8.2
  Swaps and other interest rate contracts..      -     0.7       -     3.6
    Total interest income..................    6.3     4.0    20.4    11.8

Non-interest income:
  Gains(losses) on securities sold.........   10.4     3.9    (4.4)    7.6
  Swaps and other interest rate contracts..   (0.1)   (2.0)   23.1     1.1
  Foreign exchange trading.................    2.1     1.8     6.3     5.7
  Options..................................    8.1    12.6    (1.2)   12.4
  Futures..................................    0.7     0.6     1.4    (0.7)
    Total non-interest income..............   21.2    16.9    25.2    26.1
Total trading revenues..................... $ 27.5    20.9    45.6    37.9


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

For the nine months ended September 30, 1996, end-user derivative activities decreased interest income by $0.6 million and interest expense by $51.6 million, for a total benefit to net interest income of $51.0 million. For the same period in 1995, interest income was decreased by $2.5 million and interest expense was decreased by $3.1 million, for a total benefit to net interest income of $0.6 million.

Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 1996 is summarized as follows:


In millions                December 31,             Amortizations                September 30,
                                  1995   Additions   & Maturities  Terminations           1996
Swaps:


  Generic receive fixed...... $  2,816       2,500           (255)            -          5,061

  Amortizing receive fixed...    1,575         522           (133)            -          1,964

  Generic pay fixed..........      330           -            (30)            -            300

  Basis......................      229           -           (200)            -             29

    Total swaps..............    4,950       3,022           (618)            -          7,354

Interest rate caps
  and floors.................    7,843      11,000             (6)            -         18,837

Futures contracts............        -      11,606         (1,817)       (5,399)         4,390

Options on futures contracts.        -      16,993         (8,828)       (3,365)         4,800

Security options.............        -       4,400         (3,400)         (200)           800

Total........................ $ 12,793      47,021        (14,669)       (8,964)        36,181


Deferred gains and losses on closed end-user derivatives were not material at September 30, 1996 and December 31, 1995.

A key assumption in the information which follows is that rates remain constant at September 30, 1996 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

                                  16
<page


The following table presents the maturities and weighted average rates for end-user derivatives by type:


Dollars in millions
                                              Maturity
                                                                    There-
September 30, 1996          1996    1997    1998    1999    2000    after    Total

Swaps:
Generic receive fixed-
  Notional value.........$   420     650     650   1,016     225    2,100    5,061
  Weighted avg.
    receive rate.........   7.18%   6.77    6.34    6.81    6.33     6.47     6.61
  Weighted avg. pay rate.   5.65%   5.95    5.62    5.56    5.69     5.58     5.59
Amortizing receive fixed-
  Notional value.........$   463   1,416      64      21       -        -    1,964
  Weighted avg.
    receive rate.........   7.50%   7.49    2.89    2.89       -        -     7.30
  Weighted avg. pay rate.   5.34%   5.31    5.72    5.75       -        -     5.33
Generic pay fixed-
  Notional value.........$     -       -       -       -       -      300      300
  Weighted avg.
    receive rate.........      -%      -       -       -       -     5.63     5.63
  Weighted avg. pay rate.      -%      -       -       -       -     5.89     5.89
Basis-
  Notional value.........$     -       -      29       -       -        -       29
  Weighted avg.
    receive rate.........      -%      -    4.02       -       -        -     4.02
  Weighted avg. pay rate.      -%      -    3.86       -       -        -     3.86

Interest rate caps and
  floors (1):
  Notional value.........$    10       -   1,077   2,650   6,350    8,750   18,837

Futures contracts (1):
  Notional value.........$ 3,615     725      50       -       -        -    4,390

Options on futures
  contracts (1):
  Notional value.........$ 3,760   1,040       -       -       -        -    4,800

Security options (1):
  Notional value.........$   800       -       -       -       -        -      800

Total notional value.....$ 9,068   3,831   1,870   3,687   6,575   11,150   36,181

Total weighted avg.
  rates on swaps:
    Receive rate.........   7.35%   7.27    5.95    6.74    6.33     6.37     6.75

    Pay rate.............   5.48%   5.39    5.56    5.57    5.69     5.62     5.53


(1) Average rates are not meaningful for interest rate caps and floors, futures contracts or options.

Note: Weighted average variable rates are based on the actual rates as of September 30, 1996.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:





In millions                                     Balance Sheet Category
                                           Loans   Mortgage  Interest-   Long-
                              Investment    and   Servicing   bearing     term
September 30, 1996            Securities   Leases    Rights   Deposits    Debt      Total

Swaps:

  Pay variable
    Unrealized gains......... $        -       -          -          -    37.4       37.4
    Unrealized (losses)......          -       -       (6.6)     (23.7)  (70.7)    (101.0)

    Pay variable net.........          -       -       (6.6)     (23.7)  (33.3)     (63.6)

  Pay fixed
    Unrealized gains.........          -     3.6          -       10.2       -       13.8

  Basis
    Unrealized gains.........        0.5       -          -          -       -        0.5

  Total unrealized gains.....        0.5     3.6          -       10.2    37.4       51.7
  Total unrealized (losses)..          -       -       (6.6)     (23.7)  (70.7)    (101.0)

    Total net................ $      0.5     3.6       (6.6)     (13.5)  (33.3)     (49.3)

Interest rate caps and floors:

  Unrealized gains........... $      1.3       -       10.3          -       -       11.6
  Unrealized (losses)........          -       -      (77.7)      (0.2)   (0.2)     (78.1)

    Total net................ $      1.3       -      (67.4)      (0.2)   (0.2)     (66.5)

Futures contracts:

  Unrealized gains........... $        -     0.3        4.9          -       -        5.2

Options on futures contracts:

  Unrealized gains........... $        -    10.9        7.3          -       -       18.2
  Unrealized (losses)........          -    (0.7)         -          -       -       (0.7)

    Total net................ $        -    10.2        7.3          -       -       17.5

Security options:

  Unrealized gains........... $        -     3.3          -          -       -        3.3
  Unrealized (losses)........          -    (0.9)      (0.7)         -       -       (1.6)

    Total net................ $        -     2.4       (0.7)         -       -        1.7


  Grand total
    unrealized gains......... $      1.8    18.1       22.5       10.2    37.4       90.0
  Grand total
    unrealized (losses)......          -    (1.6)     (85.0)     (23.9)  (70.9)    (181.4)

  Grand total net............ $      1.8    16.5      (62.5)     (13.7)  (33.5)     (91.4)


As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At September 30, 1996, the corporation had forward contracts totaling $14.5 billion, all of which mature within 240 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale.

At September 30, 1996, the corporation's trading account portfolio included futures and written options of $318 million and $260 million notional value, respectively, which are valued at market with any gains or losses recognized currently.

12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At September 30, 1996, the corporation had five pending acquisitions with total assets of approximately $2.0 billion, and it is anticipated that cash of $91.1 million and approximately 5.5 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include Central Bancorporation, Inc., a $1.1 billion bank holding company based in Fort Worth, Texas.

The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the first quarter of 1997 and are not individually significant to the financial statements of the corporation.

Transactions completed in the nine months ended September 30, 1996 include:



In millions, except share amounts                                Common
                                                        Cash     Shares    Method of
                                   Date     Assets      Paid     Issued   Accounting
The Bank of Robstown,
  Robstown, Texas (B).........  January 12 $   71.4  $   9.5           -  Purchase
AMFED Financial, Inc.,
  Reno, Nevada (B)............  January 18  1,518.8        -   6,046,636  Pooling of
                                                                          interests*
Irene Bancorporation, Inc.,
  Viborg, South Dakota (B)....  January 31     39.7      7.1           -  Purchase
Canton Bancshares, Inc.,
  Canton, Illinois (B)........ February 15     49.7        -     279,270  Purchase
Henrietta Bancshares, Inc.,
  Henrietta, Texas (B)........    March 12    164.0     24.4           -  Purchase
Victoria Bankshares, Inc.,
  Victoria, Texas (B).........    April 11  1,918.7        -   8,510,801  Pooling of
                                                                          interests*
The Prudential Home Mortgage
  Company, Inc. (M)...........       May 7  3,335.6  3,335.6           -  Purchase
                                                                          of assets
Cardinal Credit Corporation,
  Lexington, Kentucky (F).....      May 13     34.2     33.6           -  Purchase
                                                                          of assets
Benson Financial Corporation,
  San Antonio, Texas (B)......      May 31    463.8        -   2,044,035  Pooling of
                                                                          interests*
Regional Bank of Colorado,
  N.A., Rifle, Colorado (B)...      June 1     56.0        -     354,967  Purchase
AmeriGroup, Incorporated,
  Minneapolis, Minnesota (B)..      June 4    155.1        -     916,200  Purchase
Union Texas Bancorporation,
  Inc., Laredo, Texas (B).....     June 27    245.0        -     394,979  Purchase
B & G Investment Company,
  San Antonio, Texas (B)......      July 3     71.2        -     270,998  Purchase
PriMerit Bank, F.S.B.,
 Las Vegas, Nevada (B)........     July 19  1,577.6    190.7           -  Purchase
                                                                          of assets
DUMAE Insurance Agency, Inc.
  Baltic, South Dakota (B)....     July 25      0.2      0.2           -  Purchase
                                                                          of assets
Aman Collection Service, Inc.
  Aberdeen, South Dakota (F)..    August 1      4.1        -     600,000  Pooling of
                                                                          interests*
Rapid Finance, Inc.,
 Jacksonville, Mississippi (F)   August 19     28.6     28.6           -  Purchase
                                                                          of assets
National Business Finance,
  Inc., Denver, Colorado (B)..September 30      8.4      7.5           -  Purchase
                                           $9,742.1 $3,637.2  19,417,886


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

EARNINGS PERFORMANCE

The corporation reported net income of $289.0 million for the quarter ended September 30, 1996, a 17.9 percent increase over the $245.2 million earned in the third quarter of 1995. Fully diluted earnings per share were 76 cents, compared with 69 cents in the third quarter of 1995, an increase of
10.1 percent. Return on realized common equity was 21.0 percent and return on assets was 1.48 percent for the third quarter of 1996, compared with
22.3 percent and 1.43 percent, respectively, in the third quarter of 1995.

For the nine months ended September 30, 1996, net income was $845.8 million, or $2.26 per fully diluted common share, an increase of 21.5 percent and 12.4 percent, respectively, over the $696.3 million or $2.01 per fully diluted common share earned in the first nine months of 1995. Return on realized common equity was 21.9 percent and return on assets was
1.49 percent for the first nine months of 1996, compared with 22.4 percent and 1.45 percent for the same period a year ago.

In September 1996, legislation was enacted by Congress that imposed a one-time charge on deposits insured by the Savings Association Insurance Fund
(SAIF) to recapitalize the SAIF deposit insurance fund for savings and loan associations. In the past, the corporation acquired savings and loan associations which are subject to this charge. In the third quarter of 1995, when the SAIF recapitalization legislation was first introduced in Congress, the corporation included as a charge in its operating results $23.5 million for its share of recapitalization of the SAIF deposit insurance fund. In 1996 the corporation has acquired thrift institutions and recorded a charge of $19.0 million in the third quarter 1996 results for the payments due for these institutions. Excluding the $19.0 million pre-tax charge, net operating earnings were $300.8 million or 79 cents per fully diluted share for the third quarter of 1996, and $857.6 million or $2.29 per fully diluted share for the nine months ended September 30, 1996. On an operating basis, return on realized common equity was 21.9 percent and 22.2 percent, respectively, and return on assets was 1.54 percent and
1.51 percent, respectively, for the three and nine-month periods ended September 30, 1996.

ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments for the three and nine months ended September 30, 1996 and 1995 are included in Note 8 to the unaudited consolidated financial statements for the quarter ended September 30, 1996 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported third quarter 1996 earnings of $189.6 million, a
24.0 percent increase over the third quarter 1995 earnings of $153.0 million. For the nine months ended September 30, 1996, earnings increased
27.3 percent to $560.1 million, compared with $440.0 million for the same period in 1995. The increased earnings in the first nine months of 1996 reflected a 15.0 percent increase in tax-equivalent net interest income to $1,909.6 million, due to a 10.8 percent increase in average earning assets and a 22 basis point increase in net interest margin. The Banking Group's provision for credit losses for the nine months ended September 30, 1996 increased $12.9 million to $107.0 million from a year earlier, as average loans and leases rose $2.1 billion, or 7.3 percent, while net charge-offs as a percent of average loans and leases remained essentially unchanged at
0.46 percent. Non-interest income rose $253.0 million to $1,003.4 million for the first nine months of 1996, due primarily to increases in venture capital gains and $33.5 million in gains on sale of credit card receivables. Non-interest expenses of $1,918.4 million for the first nine months of 1996 were $270.3 million higher when compared with the first nine months of 1995, reflecting the previously discussed SAIF assessment charge, writedowns of goodwill and other intangibles and additional operating expenses related to acquired companies, partially offset by reduced pension expense.

Mortgage Banking

Mortgage Banking earned $31.8 million in the current quarter compared with $28.0 million in the third quarter of 1995. For the first nine months of 1996, Mortgage Banking earned $92.9 million compared with $75.5 million in the same period of 1995. See Note 9 to the unaudited consolidated financial statements for the quarter ended September 30, 1996 for additional information about mortgage banking revenues for the three and nine months ended September 30, 1996 and 1995.

The growth in Mortgage Banking earnings reflects the continued growth in mortgage loan fundings and the servicing portfolio, partially offset by a decrease in combined gains on sales of mortgages and servicing rights.
Such combined gains totaled $42.7 million in the first nine months of 1996, compared with $51.3 million in the same period a year ago. Mortgage loan originations amounted to $13.2 billion during the third quarter, and totaled $39.8 billion for the first nine months of 1996, compared with $10.7 billion and $23.0 billion, respectively, in the comparable periods in 1995. Increases in volume were attributable in part to the acquisition of certain assets of Prudential Home Mortgage Company, Inc. in May 1996, including $47 billion of its mortgage servicing portfolio. Mortgage Banking capitalized $272.9 million of mortgage servicing rights in the first nine months of 1996, representing 122 basis points of originated mortgage loans, compared with $157.1 million for the first nine months of 1995. Amortization of capitalized mortgage servicing rights, including excess servicing rights, was $210.4 million for the nine months ended September 30, 1996, compared with $88.5 million for the nine months ended September 30, 1995. The servicing portfolio totaled $176.3 billion at September 30, 1996, compared with $107.4 billion at year-end 1995 and currently has a weighted average coupon of 7.77 percent.

Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $67.6 million in the third quarter of 1996, compared with $64.2 million in the third quarter of 1995, an increase of
5.2 percent. For the first nine months of 1996, Norwest Financial's net income was $192.8 million, up 6.7 percent from the first nine months of 1995. The growth in earnings reflected a 19.1 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 18.3 percent from the first nine months of 1995. The increase in net interest income was partially offset by a higher provision for credit losses of $173.1 million, compared with $121.3 million for the first nine months of 1995. Norwest Financial's net charge-offs in the first nine months of 1996 were $164.9 million, or 3.07 percent of average loans, compared with $110.0 million, or 2.43 percent of average loans, in the same period in 1995. The increase in charge-offs was due to higher domestic consumer credit losses as well as to Island Finance.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $955.6 million in the third quarter of 1996, compared with $848.1 million in the third quarter of 1995, an increase of 12.7 percent. For the first nine months of 1996, tax-equivalent net interest income increased 15.4 percent from the same period in 1995 to $2,778.4 million. The increase in tax-equivalent net interest income over the three and nine months ended September 30, 1995 was primarily due to growth in average earning assets, principally loans and investment securities.

Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.66 percent in the third quarter of 1996, compared with 5.59 percent in the third quarter of 1995. Net interest margin was 5.63 percent for the nine months ended September 30, 1996, up from 5.58 percent for the first nine months of 1995. The following table summarizes changes in tax-equivalent net interest income between the quarters ended September 30 and June 30 and the nine months ended September 30.



Changes in Tax-Equivalent Net Interest Income*
In millions                                     3Q 96     3Q 96  9 Mos. 96
                                                 from      from     from
                                                3Q 95     2Q 96  9 Mos. 95
Increase (decrease) due to:
  Change in earning asset volume ............  $ 94.7       9.6      344.5
  Change in volume of interest-free funds ...    (2.2)      7.3      (32.6)
  Change in net return from
   Interest-free funds ......................    39.6      (2.8)     168.2
   Interest-bearing funds ...................    (8.8)      1.0      (20.2)
  Change in earning asset mix ...............   (24.3)      9.6      (81.8)
  Change in funding mix .....................     8.5       6.4       (6.4)
Change in tax-equivalent net interest income.  $107.5      31.1      371.7

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.




Provision for Credit Losses

The corporation provided $105.9 million for credit losses in the third quarter of 1996, compared with $86.5 million in the same period a year ago. Net credit losses totaled $99.4 million and $85.9 million for the three months ended September 30, 1996 and 1995, respectively. As a percentage of average loans and leases, net credit losses were 100 basis points in the third quarter of 1996, compared with 94 basis points in the same period a year ago.

For the first nine months of 1996, the provision for credit losses totaled $281.1 million, compared with $216.5 million in the first nine months of 1995. Net credit losses were $268.8 million, or 94 basis points of average loans and leases, for the nine months ended September 30, 1996, compared with $208.3 million, or 80 basis points, for the same period in 1995.

The increase in net credit losses for the third quarter and the first nine months of 1996 is principally due to higher levels of charge-offs in regions where Norwest has had acquisitions and to slightly higher consumer credit charge-offs at Norwest Financial.

Non-interest Income

Consolidated non-interest income was $631.8 million in the third quarter of 1996, an increase of $148.1 million, or 30.6 percent, from the third quarter of 1995, due to increased mortgage banking revenues and a lower level of net investment securities losses. Net investment securities losses of $12.4 million were recorded in the third quarter of 1996, compared with losses of $21.9 million in the third quarter of 1995. For the first nine months of 1996, consolidated non-interest income was up $500.6 million to $1,826.5 million, an increase of 37.8 percent over 1995. The increase was primarily due to increased mortgage banking revenues, gains on the disposition of credit card receivables held for sale and increases in venture capital gains.

Net venture capital gains were $35.7 million for the three months and $167.7 million for the nine months ended September 30, 1996, compared with $37.9 million and $64.3 million, respectively, for the same periods in 1995. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $256.8 million at September 30, 1996.

Mortgage banking revenues in the third quarter of 1996 were $203.5 million, compared with $134.0 million in the third quarter of 1995. For the nine months ended September 30, 1996, mortgage banking revenues were $596.2 million, compared with $395.5 million for the first nine months of 1995. The increases for both the quarter and the first nine months were principally due to increased levels of origination and other closing fees and servicing fees. Mortgage banking revenue derived from sales of servicing rights and future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for the quarter ended September 30, 1996 for additional information about mortgage banking revenues for the three and nine months ended September 30, 1996 and 1995.


Non-interest Expenses

Consolidated non-interest expenses were $1,032.4 million in the third quarter of 1996, compared with $866.2 million in the same period of 1995, an increase of 19.2 percent. In addition to the non-recurring charge related to recapitalization of SAIF, third quarter 1996 results reflect increased operating expenses associated with acquisitions and included one-time acquisition charges of $32.7 million taken in connection with acquisitions closed within the quarter. Third quarter 1996 non-interest expenses also reflect a $13.3 million reduction in salaries and benefits expense due to changes in pension assumptions. For the nine months ended September 30, 1996, non-interest expenses were up $539.3 million to $2,986.7 million, an increase of 22.0 percent over the nine months ended September 30, 1995, and primarily reflect increased operating expenses related to acquisitions, acquisition-related special charges of $49.9 million related to completed 1996 transactions, and writedowns of goodwill and other intangibles of $58.6 million before taxes ($50.6 million after taxes, since $35.7 million of the writedown is not tax deductible) in the second quarter of 1996, partially offset by reduced pension benefits expense of $39.9 million due to the change in pension assumptions.

Income Taxes

The effective income tax rate for the first nine months of 1996 was 35.6 percent, which reflects the non-deductible intangible writedowns during the second quarter. Excluding the effect of those writedowns, the effective income tax rate was 34.7 percent for the nine months ended September 30, 1996.

CONSOLIDATED BALANCE SHEET ANALYSIS

At September 30, 1996, earning assets were $67.7 billion, an increase of
7.8 percent from $62.8 billion at December 31, 1995. This increase was primarily due to a 10.9 percent increase in net loans and a 16.4 percent increase in total investment securities. The increase in mortgage servicing rights of $1.4 billion since December 31, 1995, included $0.8 billion from the Prudential acquisition, with the remaining increase due to higher levels of originations.

At September 30, 1996, interest-bearing liabilities totaled $56.4 billion, a 7.1 percent increase from $52.6 billion at December 31, 1995. The increase was primarily due to increases in interest-bearing deposits from acquisitions.



Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the quarter ended September 30, 1996.

At September 30, 1996, the allowance for credit losses totaled $1,033.8 million, or 2.58 percent of loans and leases outstanding. Comparable amounts were $867.5 million, or 2.37 percent, at September 30, 1995, and $917.2 million, or 2.54 percent, at December 31, 1995. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 292.9 percent at September 30, 1996, compared with
329.8 percent at September 30, 1995 and 307.9 percent at December 31, 1995.

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

The allocation of the allowance for credit losses to major categories of loans at September 30, 1996 and December 31, 1995 was:

                                   September 30,          December 31,
                                           1996                  1995

Commercial ....................        $  224.9                 186.4
Consumer ......................           308.5                 276.5
Real estate ...................           163.9                 171.8
Foreign .......................            30.6                  27.0
Unallocated ...................           305.9                 255.5
   Total ......................        $1,033.8                 917.2

Non-performing assets and 90-day past due loans and leases totaled $352.9 million, or 0.45 percent of total assets, at September 30, 1996, compared with $263.0 million, or 0.37 percent, at September 30, 1995, and $297.9 million, or 0.41 percent, at December 31, 1995. Non-performing loans increased because of acquisitions by $48.7 million and $66.0 million from December 31, 1995 and September 30, 1995, respectively.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first nine months of 1996 was approximately 59 percent in the North Central Midwest, 13 percent in the South Central Midwest and 28 percent in the Rocky Mountain/Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the country. The five states with the highest originations year to date in 1996 are:
California $7.6 billion; Minnesota $2.5 billion; Illinois $1.8 billion; Washington $1.8 billion; and Colorado $1.8 billion. The originations in these five states comprise approximately 39 percent of total originations in 1996. The five highest states in servicing include: California $35.2 billion; Minnesota $10.1 billion; Texas $8.5 billion; New York $8.5 billion; and Florida $7.9 billion. These five states comprise approximately 40 percent of the total servicing portfolio at September 30, 1996.

Norwest Financial engages in consumer finance activities in 47 states, all 10 Canadian provinces, the Caribbean, Central America and Guam. The five states with the largest consumer finance receivables are: California $456.8 million; Florida $232.5 million; Texas $230.9 million; Illinois $220.0 million; and Ohio $178.9 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.3 billion and $519.3 million, respectively, at September 30, 1996. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 42 percent of total consumer finance receivables at September 30, 1996.

With respect to credit card receivables, approximately 61 percent of the portfolio is within the corporation's 16-state banking region. Minnesota and Iowa represent approximately 12 percent and 10 percent of the total outstanding credit card portfolio, respectively. No other state accounts for more than 10 percent of the portfolio.

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

                                    26
<page






Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                         September 30,       December 31,
                                                 1996               1995

Tier 1 capital.........................       $ 4,660              3,994
Tier 1 and Tier 2 capital..............         5,716              5,012
Total risk adjusted assets.............        54,066             49,255
Tier 1 capital ratio...................          8.62%              8.11
Total capital to risk adjusted assets..         10.57%             10.18
Leverage ratio.........................          6.12%              5.65




The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 35.5 percent for the third quarter of 1996 compared with 34.3 percent for the third quarter of 1995.

The corporation filed shelf registration statements in July, 1996 which permit the corporation to issue up to $5 billion and $2 billion of debt securities in domestic and international money and capital markets, respectively. As of September 30, 1996, the corporation has not issued any securities under such shelf registrations.

On September 24, 1996, the corporation's board of directors authorized the corporation to repurchase up to 4.5 million shares of the corporation's common stock to be used to meet periodic common stock issuance requirements of the corporation's Dividend Reinvestment Plan, the Savings Investment Plans, the Long-Term Incentive Compensation Plan and other stock issuance requirements other than acquisitions accounted for as pooling of interests.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                            Quarter Ended September 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments..... $   629   $   9.6     5.97%  $  364    $  5.2    5.52%
Trading account securities...     365       6.3     6.95      212       4.1    7.72
Investment securities
  U.S. Treasury & federal
    agencies.................       -         -        -       27       0.3    5.36
  State, municipal and
    housing tax-exempt.......       -         -        -      710      17.9   10.13
  Other......................     864       8.7     4.05      700       8.8    4.90
    Total....................     864       8.7     4.05    1,437      27.0    7.52

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies.................   1,419      22.7     6.36    1,125      19.1    6.89
  State, municipal and
    housing tax-exempt.......     898      19.7     8.97      127       2.2    7.31
  Mortgage-backed............  14,088     263.7     7.45   12,623     233.6    7.44
  Other......................   1,135      12.3     6.12      747      10.7    7.71
    Total....................  17,540     318.4     7.38   14,622     265.6    7.40

Loans held for sale..........   2,493      48.6     7.77    2,089      44.5    8.46
Mortgages held for sale......   6,385     125.1     7.84    5,923     107.9    7.29
Loans and leases
  (net of unearned discount)
  Commercial.................  12,839     296.4     9.19   10,683     249.8    9.28
  Real estate................  14,225     342.4     9.61   13,390     318.7    9.52
  Consumer...................  12,367     463.5    14.96   12,192     461.7   15.09
    Total loans and leases...  39,431   1,102.3    11.15   36,265   1,030.2   11.32
  Allowance for credit losses  (1,034)                       (869)
    Net loans and leases.....  38,397                      35,396

    Total earning assets
    (before the allowance for
    credit losses)...........  67,707   1,619.0     9.59   60,912   1,484.5    9.76

Cash and due from banks......   3,503                       3,074
Other assets.................   7,663                       5,044
  Total assets............... $77,839                     $68,161

(Continued on page 29)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 28)


                                            Quarter Ended September 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $12,499    $    -       -%  $10,415    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts...   7,634      32.9    1.72     5,017      24.4    1.93
  Money market accounts......  10,910      88.6    3.23    10,495      82.2    3.11
  Savings certificates.......  12,696     172.9    5.42    10,940     152.9    5.54
  Certificates of deposit
    and other time...........   2,940      41.3    5.58     1,896      27.1    5.66
  Foreign time...............     365       4.0    4.38       673       9.7    5.74
Total interest-bearing
      deposits...............  34,545     339.7    3.91    29,021     296.3    4.05
Federal funds purchased &
  repurchase agreements......   2,647      33.5    5.03     3,966      57.1    5.71
Short-term borrowings........   6,178      84.3    5.43     5,727      83.3    5.78
Long-term debt...............  13,409     205.9    6.14    12,203     199.7    6.55

Total interest-bearing
      liabilities............  56,779     663.4    4.66    50,917     636.4    4.97


Other liabilities............   2,814                       2,062
Preferred stock..............     188                         454
Common stockholders' equity..   5,559                       4,313
    Total liabilities and
      stockholders' equity... $77,839                     $68,161

  Net interest income
    (tax-equivalent basis)...            $955.6                     $ 848.1

  Yield spread...............                      4.93                        4.79

  Net interest margin........                      5.66                        5.59

  Interest-bearing liabilities
    to earning assets........                     83.86                       83.59

</table




* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.
Non-accrual loans and the related negative income effect have been included in the calculation of yields.



Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


                                          Nine Months Ended September 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments..... $   659  $   27.4     5.54%  $  580    $ 25.2    5.81%
Trading account securities...     420      20.6     6.58      173      12.1    9.39
Investment securities
  U.S. Treasury & federal
    agencies.................       -         -        -       28       1.0    5.00
  State, municipal and
    housing tax-exempt.......       -         -        -      702      53.9   10.24
  Other......................     833      27.6     4.42      643      24.0    4.93
    Total....................     833      27.6     4.42    1,373      78.9    7.66

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies.................   1,255      59.8     6.37    1,058      53.4    6.79
  State, municipal and
    housing tax-exempt.......     872      57.5     9.08      119       6.6    7.37
  Mortgage-backed............  13,319     736.9     7.39   12,387     695.0    7.40
  Other......................   1,093      35.2     6.44      611      25.4    7.34
    Total....................  16,539     889.4     7.36   14,175     780.4    7.35

Loans held for sale..........   2,966     201.8     9.09    2,148     137.5    8.56
Mortgages held for sale......   6,629     366.8     7.38    4,146     240.0    7.72
Loans and leases
  (net of unearned discount)
  Commercial.................  12,622     863.7     9.14   10,416     721.7    9.26
  Real estate................  13,588     989.9     9.72   13,059     911.8    9.31
  Consumer...................  11,961   1,346.3    15.02   11,512   1,270.7   14.74
    Total loans and leases...  38,171   3,199.9    11.19   34,987   2,904.2   11.08
  Allowance for credit losses    (992)                       (843)
    Net loans and leases.....  37,179                      34,144

    Total earning assets
    (before the allowance for
    credit losses)...........  66,217   4,733.5    9.60    57,582   4,178.3    9.69

Cash and due from banks......   3,562                       3,101
Other assets.................   6,839                       4,281
  Total assets............... $75,626                     $64,121

(Continued on page 31)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 30)


                                          Nine Months Ended September 30,
In millions, except ratios               1996                       1995
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $11,866 $      -        -%  $ 9,626    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts...   6,356      83.1    1.75     4,898      74.3    2.03
  Money market accounts......  11,441     260.1    3.04    10,486     247.2    3.15
  Savings certificates.......  12,288     502.3    5.46    10,664     427.1    5.35
  Certificates of deposit
    and other time...........   2,741     116.0    5.65     1,744      73.7    5.65
  Foreign time...............     403      14.4    4.77       566      24.3    5.74
Total interest-bearing
      deposits...............  33,229     975.9    3.92    28,358     846.6    3.99
Federal funds purchased &
  repurchase agreements......   2,985     112.4    5.03     3,715     161.5    5.81
Short-term borrowings........   5,708     232.8    5.45     4,590     207.3    6.04
Long-term debt...............  13,791     634.0    6.13    11,303     556.2    6.56

Total interest-bearing
      liabilities............  55,713   1,955.1    4.68    47,966   1,771.6    4.93


Other liabilities............   2,514                       2,055
Preferred stock..............     189                         505
Common stockholders' equity..   5,344                       3,969
    Total liabilities and
      stockholders' equity... $75,626                     $64,121

  Net interest income
    (tax-equivalent basis)...          $2,778.4                    $2,406.7

  Yield spread...............                      4.92                        4.76

  Net interest margin........                      5.63                        5.58

  Interest-bearing liabilities
    to earning assets........                     84.14                       83.30

</table




* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.
Non-accrual loans and the related negative income effect have been included in the calculation of yields.



                         PART II. OTHER INFORMATION





 Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following exhibits are filed or incorporated by reference in response to Item 601 of Regulation S-K.

     Exhibit
     No.                      Exhibit                                  Page

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

     3(g). Certificate of Designations of powers, preferences and rights relating to the corporation's 1996 ESOP Cumulative
             Convertible Preferred Stock incorporated by reference to
             Exhibit 3 to the corporation's Current Report on Form 8-K dated February 26, 1996.


     Exhibit
     No.                      Exhibit                                  Page

     3(h).   By-Laws, as amended, incorporated by reference to
             Exhibit 4(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

     4(a).   See 3(a) through 3(h) of this Item.

     4(b). Rights Agreement dated as of November 22, 1988 between the corporation and Citibank, N.A., incorporated by reference to Exhibit 1 to the corporation's Form 8-A dated November 6, 1988 and Certificates of Adjustment pursuant to Section 16 of the Rights Agreement incorporated by reference to Exhibit 3 to the corporation's Form 8 dated July 21, 1989 and Exhibit 4 to the corporation's Form 8-A/A dated June 29, 1993.

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


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated July 2,
     1996, filing certain documents in connection with the offering of Medium-Term Notes, Series J.

     The corporation filed a Current Report on Form 8-K, dated July 15,
     1996, reporting consolidated operating results of the corporation for the quarter ended June 30, 1996.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NORWEST CORPORATION


November 14, 1996                             By /s/ Michael A. Graf
                                              Senior Vice President
                                              and Controller
                                              (Chief Accounting Officer)




