Form 10-K
period 1996-12-31
NORWEST CORP
filed 1997-03-04
CIK 72971

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

               (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-2979

                              NORWEST CORPORATION

                 A Delaware Corporation - I.R.S. No. 41-0449260
                                 Norwest Center
                              Sixth and Marquette
                         Minneapolis, Minnesota  55479
                            Telephone (612) 667-1234

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
     Title of each class                     on which registered
     -------------------                     -------------------

     Common Stock ($1 2/3 par value)         New York Stock Exchange
                                             Chicago Stock Exchange

     Preferred Share Purchase Rights         New York Stock Exchange
                                             Chicago Stock Exchange

     6 3/4% Convertible Subordinated         New York Stock Exchange
     Debentures Due 2003

No securities are registered pursuant to Section 12(g) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes x   No
                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On January 31, 1997, 373,643,305 shares of common stock were outstanding having an aggregate market value, based upon a closing price of $47.625 per share, of $17,794.8 million. At that date, the aggregate market value of the voting stock held by non-affiliates was in excess of $16,106.6 million.

Documents Incorporated by Reference
Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 22, 1997, are incorporated by reference into Part III.

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

At December 31, 1996, the corporation and its subsidiaries employed 53,369 persons, had consolidated total assets of $80.2 billion, total deposits of $50.1 billion, and total stockholders' equity of $6.1 billion. Based on total assets at December 31, 1996, the corporation was the 12th largest bank holding company in the United States.

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

The Financial Review, which begins on page 18 in the Appendix, discusses developments in the corporation's businesses during 1996 and provides financial and statistical data relative to the business and operations of the corporation. A brief description of the primary business lines of the corporation follows. Refer to Note 16 of the corporation's consolidated financial statements for financial information about the corporation's business segments.

Banking
As of February 1, 1997, the corporation's 42 subsidiary banks, located in 16 states with 829 locations, offer diversified financial services including retail, commercial and corporate banking, equipment leasing, and trust services; and through their affiliates offer insurance, securities brokerage, investment banking and venture capital investment. Investment services are provided to customers by Norwest Investment Services, Inc., a registered broker/dealer and a registered investment adviser, which operates in 15 states with 274 offices, primarily in banking locations. Norwest Insurance, Inc. and its subsidiaries operate insurance agencies in eight states with 46 offices offering complete lines of commercial and personal coverages to customers. A subsidiary of the corporation operates one of the nation's top five crop insurance managing general agencies. There are also three insurance companies that are owned by bank affiliates and three other insurance companies that are owned directly or indirectly by the corporation that reinsure credit-related insurance products for banking affiliates.

Norwest Bank Minnesota, N.A. is the largest bank in the group with total assets of $17.6 billion at December 31, 1996. Eleven other banks in the group exceeded $2.0 billion in total assets: Norwest Bank Colorado, N.A. ($7.9 billion), Norwest Bank Iowa, N.A. ($5.7 billion), Norwest Bank South Dakota, N.A. ($4.3 billion), Norwest Bank Arizona, N.A. ($3.8 billion), Norwest Bank Nevada, F.S.B. ($2.8 billion), Norwest Bank Wyoming, N.A. ($2.8 billion), Norwest Bank Texas, N.A. ($2.5 billion); Norwest Bank Nebraska, N.A. ($2.3 billion), Norwest Bank New Mexico, N.A. ($2.2 billion); Norwest Bank Indiana, N.A. ($2.2 billion) and Norwest Bank Texas South Central, N.A. ($2.1 billion).

Norwest Venture Capital consists of a group of three affiliated companies engaged in making and managing investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. During 1996, Norwest Venture Capital made new investments of $150 million. Norwest Venture Capital's investments typically range from $1,500,000 to $15,000,000; however, larger sums may be invested in a single company, sometimes through syndication with other venture capitalists. Most Norwest Venture Capital emerging growth company clients are engaged in technology-related businesses, such as computer software, telecommunications, medical products, health care delivery and industrial automation. Remaining clients are engaged in non-technology businesses, such as specialty retailing and consumer-related businesses. Financing of management buy-outs is done for a variety of businesses.

Mortgage Banking
Subsidiaries of the corporation originate and purchase residential first mortgage loans for sale to various investors and provide servicing of mortgage loans for others. Income is primarily earned from origination fees, loan servicing fees, interest on mortgages held for sale, and the sale of mortgages and servicing rights. Norwest Mortgage offers a wide range of FHA, VA and conventional loan programs through a network of 754 offices in all 50 states. Approximately 33.5 percent of the mortgages are FHA and VA mortgages guaranteed by the federal government and sold as GNMA securities. In 1996 the company funded $51.5 billion of mortgages, with the average loan being approximately $112,800. This compares with $33.9 billion of fundings in 1995 and $24.9 billion in 1994. The five states with the highest originations in 1996 were:
California $9.7 billion; Minnesota $3.2 billion; Illinois $2.4 billion; Washington $2.3 billion; and Colorado $2.3 billion. The originations in these five states comprise approximately 38.6 percent of total originations in 1996. The five highest states in servicing as of December 31, 1996 were: California $36.4 billion; Minnesota $10.3 billion; New York $8.7 billion; Texas $8.6 billion; and Florida $7.9 billion. These five states comprise approximately
40.0 percent of the total servicing portfolio at year-end 1996. As of December 31, 1996, the mortgage servicing portfolio totaled $179.7 billion with a weighted average coupon of 7.77 percent, as compared with $107.4 billion and
7.76 percent, respectively, at December 31, 1995. The increase in 1996 was due in part to the acquisition of certain assets of The Prudential Home Mortgage Company, Inc. in May 1996, including $47 billion of its mortgage servicing portfolio.

Consumer Finance
Norwest Financial consists of Norwest Financial Services, Inc. and its subsidiaries and Island Finance, a group of eight companies operating in the Caribbean and Central America. Consumer finance activities include providing direct installment loans to individuals, purchasing sales finance contracts, providing private label and other lease and accounts receivables services and providing other related products and services. Norwest Financial provides consumer finance products and services through 1,244 stores in 48 states, Guam, all ten Canadian provinces, the Caribbean and Central America. At December 31, 1996, consumer finance receivables accounted for 93 percent of Norwest Financial's total receivables. Direct installment loans to individuals constitute the largest portion of the consumer finance business and, in addition, sales finance contracts are purchased from retailers. The five states with the largest consumer finance receivables are: California $464.9 million; Texas $226.8 million; Florida $225.3 million; Illinois $224.0 million; and Ohio $173.1 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.1 billion and $545.7 million, respectively, at December 31, 1996. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 43.5 percent of total consumer finance receivables at year-end 1996. The average installment loan made during 1996 was approximately $2,700, while sales finance contracts purchased during the year averaged approximately $1,100. Comparable amounts in 1995 were $2,400 and $1,100, respectively.

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

Norwest Financial Information Services Group, Inc. (NFISG) has developed and installed an on-line, real-time information processing and communications system which connects, over leased telecommunication facilities, equipment located in branch offices to the computer center in Norwest Financial's home office.
Branch employees use the computer to process loans and payments, to write checks and to perform bookkeeping functions. In addition, as of December 31, 1996, NFISG had contracts to supply information services to 28 other non-affiliated finance companies. On that date, approximately 3,000 offices were being served and 6.4 million accounts were being maintained on the system.

Acquisitions
The corporation expands its businesses in part by acquiring banking institutions and other companies engaged in activities closely related to banking. See Note 2 of the corporation's consolidated financial statements beginning on page 39 in the Appendix regarding acquisitions by the corporation since 1994.

The acquisition of banking institutions and other companies by the corporation is generally subject to the prior approval of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and may be subject to the prior approval of other federal and state regulatory authorities. Under the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Act of 1994 (the Reigle-Neal Act), which became effective September 29, 1995, the corporation is permitted to acquire banks in any state subject to the prior approval of the Federal Reserve Board, certain limited conditions that a state may impose and deposit concentration limits of 10 percent nationwide and 30 percent in any one state, unless it is the initial entry of a banking
institution into that state.  Effective     June 1, 1997, under the interstate
branching provisions of the Reigle-Neal Act, banking subsidiaries of the corporation are permitted to acquire directly a banking institution located in a state other than the state in which the acquiring bank is located (interstate bank merger) through merger, consolidation or purchase of assets and assumption of liabilities, unless the state in which either of the banks is located has enacted a law opting out of the interstate branching provisions of the Reigle-Neal Act. The corporation will be unable to consolidate its banking operations in one state with those of another state if either state has opted out of the Reigle-Neal Act. The state of Texas has opted out of the Reigle-Neal Act and the state of Montana has opted out until at least the year 2000. An interstate bank merger may occur before June 1, 1997, if the states in which the merging banks are located have enacted a law authorizing interstate bank mergers. Interstate bank mergers are subject to the prior approval of the applicable federal and state regulatory authorities, and may be subject to certain limited conditions that a state may impose and the concentration limits outlined above.

In determining whether to approve a proposed bank acquisition or merger, bank regulatory authorities consider a number of factors including the effect of the proposed acquisition on competition, the public benefits expected to be derived from the consummation of the proposed transaction, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977, as amended.

COMPETITION
Legislative and regulatory changes coupled with technological advances have significantly increased competition in the financial services industry. The corporation's banking and financial services subsidiaries compete with other traditional financial services providers, such as commercial banks and financial institutions, including savings and loan associations, credit unions, finance companies, mortgage banking companies and mutual funds. Competition has also increased from such non-banking institutions as brokerage houses and insurance companies, as well as financial services subsidiaries of commercial and manufacturing companies, that are not necessarily subject to the same regulatory restrictions as banks and bank holding companies.


GOVERNMENT POLICIES, SUPERVISION AND REGULATION

General
As a bank holding company, the corporation is subject to the supervision and examination by the Federal Reserve Board under the BHC Act. The corporation's national banking subsidiaries are regulated primarily by the Office of the Comptroller of the Currency (OCC) while its state-chartered banking subsidiaries are regulated primarily by the Federal Deposit Insurance Corporation (FDIC) and applicable state banking agencies. The corporation's savings and loan association subsidiary is regulated primarily by the Office of Thrift Supervision (OTS). The deposits of the corporation's banking subsidiaries are primarily insured by the Bank Insurance Fund (BIF) and savings and loan association deposits are insured by the Savings Association Insurance Fund
(SAIF), subjecting
such subsidiaries to FDIC regulation. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board affecting the money supply and credit availability.

The corporation has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. For example, the corporation's brokerage subsidiary is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators. The corporation's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of the corporation are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

Dividend Restrictions
Various federal and state statutes and regulations limit the amount of dividends the banking, savings and loan association and other subsidiaries can pay to the corporation without regulatory approval. Refer to Note 19 of the corporation's consolidated financial statements for additional information.

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

The corporation's banking subsidiaries are subject to restrictions under federal law which limit the transfer of funds by the subsidiary banks to the corporation and its non-bank subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the corporation or any non-bank subsidiary are limited in amount to 10 percent of the bank's capital and surplus and, with respect to the corporation and all non-bank subsidiaries, to an aggregate of 20 percent of the bank's capital and surplus. Further, such loans and extensions of credit are required to be secured in specified amounts.

The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when the corporation may not have the resources to provide support. Any capital loans by the corporation to any of the subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, the Crime Control Act of 1990 provides that in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

A depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

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

Capital Requirements
The Federal Reserve Board, the OCC and the FDIC have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Such guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet commitments.

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

In addition, the Federal Reserve Board has specified minimum "leverage ratio" (the ratio of Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and state member banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and state member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and state member banks are required to maintain a leverage ratio of three percent plus an additional cushion of one to two percent. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. Each of the corporation's banking subsidiaries is also subject to capital requirements adopted by applicable regulatory agencies which are substantially similar to the foregoing. At December 31, 1996, the corporation's Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) to risk-adjusted assets ratios were 8.63 percent and 10.42 percent, respectively, and the corporation's leverage ratio was 6.15 percent. Neither the corporation nor any subsidiary bank has been advised by the appropriate federal regulatory agency of any specific leverage ratio applicable to it.

As a result of federal law enacted in 1991 that required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, each of the federal banking agencies has revised the risk-based capital guidelines described above to take account of concentration of credit risk and risk of nontraditional activities. The Federal Reserve Board, the FDIC and the OCC adopted a rule that amends, effective September 1, 1995, the capital standards to include explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor to be considered in evaluating a bank's interest rate exposure. Such agencies issued for comment a joint policy statement that described the process to be used to measure and assess the exposure of a bank's net economic value to changes in interest rates. In June 1996, these agencies elected not to pursue a standardized supervisory measure and explicit capital charge for interest rate risk. In supervising interest rate risk, the agencies intend to emphasize reliance on internal measures of risk, promotion of sound risk management practices and other means to identify those institutions that appear to be taking excessive risk. The corporation does not believe these revisions to the capital guidelines will materially impact its operations.

Effective January 1, 1998, federal bank regulatory agencies will require banking organizations that engage in significant trading activity to calculate a charge for market risk. Organizations may opt to comply effective January 1, 1997. Significant trading activity, for this purpose, is defined to include trading activity of at least ten percent of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other banks and bank holding companies if the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of applicable risk-based capital ratios. The corporation has not historically engaged in significant trading activity, as defined.

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

Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a leverage ratio of at least five percent, a risk-adjusted Tier 1 capital ratio of at least six percent and a risk-adjusted total capital ratio of at least 10 percent, and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a risk-adjusted total capital ratio of less than six percent, risk-adjusted Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent, and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least two percent of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1996, all of the corporation's banking subsidiaries were well capitalized.

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

FDICIA, as amended by the Reigle Community Development and Regulatory Improvement Act of 1994 enacted on August 22, 1994, directs that each federal banking agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, stock valuation, and such other operational and managerial standards as the agency deems appropriate. The FDIC, in consultation with the other federal banking agencies, has adopted a final rule and guidelines with respect to internal and external audit procedures and internal controls in order to implement those provisions of FDICIA intended to facilitate the early identification of problems in financial management of depository institutions. On July 10, 1995, the federal banking agencies published the final rules implementing three of the safety and soundness standards required by FDICIA, including operational and managerial standards, asset quality and earnings standards, and compensation standards. The impact of such standards on the corporation has not been material.

FDICIA also contains a variety of other provisions that may affect the operations of the corporation, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

Under other regulations promulgated under FDICIA a bank cannot accept brokered deposits (that is, deposits obtained through a person engaged in the business of placing deposits with insured depository institutions or with interest rates significantly higher that prevailing market rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts, unless it provides certain notices to affected depositors. In addition, a bank that is adequately capitalized and that has not received a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. At December 31, 1996, all of the corporation's banking subsidiaries were well capitalized and, therefore, were not subject to these restrictions.

FDIC Insurance
The FDIC insures the deposits of the corporation's depository institution subsidiaries through the BIF or, in the case of deposits held by its savings and loan association subsidiary or deposits held by banking subsidiaries as a result of savings and loan associations acquired by the corporation, through the SAIF. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weakness which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits, with Subgroup A institutions assessed at a rate of zero and Subgroup C institutions assessed at a rate of 27 cents. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the rate assessed one or more of the corporation's banking subsidiaries could have a material effect on the corporation's earnings, depending upon the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance with respect to one or more of the corporation's subsidiary depository institutions could have a material adverse effect on the corporation depending on the collective size of the particular institutions involved.

Deposits insured by SAIF are currently assessed at the BIF rate of zero to 27 cents per $100 of domestic deposits. The SAIF assessment rate may increase or decrease as is necessary to maintain the designated SAIF reserve ratio of 1.25 percent of insured deposits. In September 1996, Congress enacted legislation that imposed a one-time charge on deposits insured by SAIF to recapitalize the SAIF deposit insurance fund. In the third quarter of 1995 when the SAIF recapitalization legislation was first introduced in Congress, the corporation included as a charge in its normal operating results $23.5 million for its share of recapitalization of the SAIF deposit insurance fund. In

1996, the corporation has acquired thrift institutions and recorded a $19.0 million pre-tax charge for payments due for these institutions.

Under the 1996 legislation, all FDIC-insured depository institutions are required to pay an assessment to provide funds for payment of interest on Financing Corporation (FICO) bonds effective January 1, 1997. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, institutions will pay approximately 6.4 cents per $100 of SAIF-assessable deposits and approximately 1.3 cents per $100 of BIF-assessable deposits.

Subject to certain conditions, BIF and SAIF will be merged into one insurance fund effective January 1, 1999.

Depositor Preference
Under the Federal Deposit Insurance Act, claims of holders of domestic deposits and certain claims of administrative expenses and employee compensation against an FDIC-insured depository institution have priority over other general unsecured claims against the institution in the "liquidation or other resolution" of the institution by a receiver.

ITEM 2.  PROPERTIES

The corporation's bank subsidiaries operate out of 829 banking locations, of which 542 are owned directly and 287 are leased from outside parties. The mortgage banking operations lease its headquarters facilities and servicing center in Des Moines, Iowa and leases servicing centers in Minneapolis, Minnesota; Phoenix, Arizona; Charlotte, North Carolina; Springfield, Illinois; and leases all mortgage production offices nationwide. In addition, the mortgage banking operation owns additional servicing centers located in Springfield, Ohio and Riverside, California. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all consumer finance branch locations. The corporation and Norwest Bank Minnesota, N.A. lease their offices in Minneapolis, Minnesota.

The accompanying notes to consolidated financial statements on pages 44 and 57 in the Appendix contain additional information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal trading markets for the corporation's common equity are presented on the cover page of this Form 10-K. The high and low sales prices for the corporation's common stock for each quarter during the past two years and information regarding cash dividends is set forth on pages 48 through 50, 75, and 81 in the Appendix. The number of holders of record of the common stock and securities convertible into common stock of the corporation at January 31, 1997 were:

    Title of Class                                   Number of Holders
    --------------                                   -----------------
    6 3/4 % Convertible
    Subordinated Debentures Due 2003.................          6

    Common Stock, par value $1 2/3 per share.........     39,105

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data begins on page 75 in the Appendix.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis is presented beginning on page 18 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the corporation and its subsidiaries begin on page 31 in the Appendix. The report of independent certified public accountants on the corporation's consolidated financial statements is presented on page 73 in the Appendix.

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

       (3) Management Contracts or Compensatory Plan Arrangements - See exhibits marked with an asterisk in Item 14(c) below.

   (b)     Reports on Form 8-K

           The corporation filed a Current Report on Form 8-K, dated October 14, 1996, reporting consolidated operating results of the corporation for the quarter ended September 30, 1996.

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

      4(a).  See 3(a) through 3(h) of Item 14(c) above.

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

     *10(a). Long-Term Incentive Compensation Plan (as amended effective April
             23, 1996) incorporated by reference to Exhibit 10(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     *10(b). Employees' Stock Deferral Plan incorporated by reference to Exhibit
             10(c) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

     *10(c). Employees' Deferred Compensation Plan (as amended effective January
             1, 1996) incorporated by reference to Exhibit 10(c) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     *10(f). Supplemental Savings Investment Plan (as amended effective January
             1, 1997).

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

     *10(i). Deferred Compensation Plan for Non-Employee Directors (as amended effective January 23, 1996) incorporated by reference to Exhibit 10(i) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

     *10(j). Retirement Plan for Non-Employee Directors (as amended effective
             January 28, 1997).

     *10(k). Directors' Formula Stock Award Plan (as amended effective April 23,
             1996) incorporated by reference to Exhibit 10(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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

     *10(o). Form of agreement between the corporation and 13 executive officers, including two directors, incorporated by reference to
             Exhibit 19(f) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the corporation and Richard M. Kovacevich incorporated by reference to Exhibit 10(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

      21.    Subsidiaries of the Corporation.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 1997.

                                       Norwest Corporation
                                       (Registrant)

                                       By  /s/ RICHARD M. KOVACEVICH
                                           -------------------------
                                           Richard M. Kovacevich
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 24th day of February, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

                                       By  /s/ JOHN T. THORNTON
                                           --------------------
                                           John T. Thornton
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       By  /s/ MICHAEL A. GRAF
                                           -------------------
                                           Michael A. Graf
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

The Directors of Norwest Corporation listed below have duly executed powers of attorney empowering Richard S. Levitt to sign this document on their behalf.

Les S. Biller                      Reatha Clark King
J. A. Blanchard III                Richard M. Kovacevich
David A. Christensen               Richard D. McCormick
Pierson M. Grieve                  Cynthia H. Milligan
Charles M. Harper                  Benjamin F. Montoya
William A. Hodder                  Ian M. Rolland
                                   Michael W. Wright


                                       By  /s/ RICHARD S. LEVITT
                                           ---------------------
                                           Richard S. Levitt
                                           Director and Attorney-in-Fact
                                           February 24, 1997

                                                                        Appendix



                     NORWEST CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Financial
                  Statements, Report of Independent Auditors
                          and Selected Financial Data

                      Forming a Part of the Annual Report
                             on Form 10-K for the
                         Year Ended December 31, 1996



                                   Contents
                                   --------

                                                                  Page
                                                                  ----

         Financial Review........................................  18

         Financial Statements....................................  31

         Independent Auditors' Report............................  73

         Management's Report.....................................  74

         Six-Year Consolidated Financial Summary.................  75

         Consolidated Average Balance Sheets
         and Related Yields and Rates............................  76

         Quarterly Condensed Consolidated Financial Information..  81

                               FINANCIAL REVIEW

This financial review should be read with the consolidated financial statements and accompanying notes presented on pages 31 through 72 and other information presented on pages 75 through 82.

Earnings Performance

Norwest Corporation (the corporation) reported record net income of $1,153.9 million in 1996, an increase of 20.7 percent over earnings of $956.0 million in 1995, which were up 19.4 percent over the $800.4 million earned in 1994. Net income per fully diluted common share was $3.07 in 1996, compared with $2.73 in 1995 and $2.41 in 1994, an increase of 12.5 percent and 13.3 percent, respectively. Return on realized common equity was 21.9 percent and return on assets was 1.51 percent for 1996, compared with 22.3 percent and 1.44 percent, respectively, in 1995, and 21.4 percent and 1.45 percent, respectively, in 1994.

In September 1996, legislation was enacted by Congress that imposed a one-time charge on deposits insured by the Savings Association Insurance Fund (SAIF) to recapitalize the SAIF deposit insurance fund for savings and loan associations. In the past, the corporation acquired savings and loan associations which are subject to this charge. In the third quarter of 1995 when the SAIF recapitalization legislation was first introduced in Congress, the corporation included as a charge in its normal operating results $23.5 million for its share of recapitalization of the SAIF deposit insurance fund. In 1996, the corporation has acquired thrift institutions and recorded a charge of $19.0 million for payments due for these institutions. Excluding the $19.0 million pre-tax charge, net operating earnings were $1,165.7 million or $3.10 per fully diluted common share. On an operating basis, return on realized common equity was 22.1 percent and return on assets was 1.52 percent for the year ended December 31, 1996.

Norwest Corporation and Subsidiaries
Consolidated Income Summary

                                                                                                                              5 Year
                                                                                                                              Growth
In millions                                             1996  Change       1995  Change         1994        1993        1992   Rate
                                                    --------  ------   --------  ------     --------    --------    --------   ----
Interest income (tax-equivalent basis).........     $6,350.5   10.4%   $5,750.8    30.0%    $4,422.7    $3,979.6    $3,844.3    9.3%

Interest expense...............................      2,617.0    6.9     2,448.0    54.0      1,590.1     1,442.9     1,610.6    4.0
                                                    --------           --------             --------    --------    --------
   Net interest income.........................      3,733.5   13.0     3,302.8    16.6      2,832.6     2,536.7     2,233.7   14.2
Provision for credit losses....................        394.7   26.3       312.4    89.4        164.9       158.2       270.8   (0.6)
                                                    --------           --------             --------    --------    --------
   Net interest income after provision
     for credit losses.........................      3,338.8   11.7     2,990.4    12.1      2,667.7     2,378.5     1,962.9   17.1
Non-interest income............................      2,564.6   38.8     1,848.2    12.8      1,638.3     1,585.0     1,273.7   19.2
Non-interest expenses..........................      4,089.7   20.9     3,382.3     9.2      3,096.4     3,050.4     2,553.1   14.9
                                                    --------           --------             --------    --------    --------
   Income before income taxes..................      1,813.7   24.5     1,456.3    20.4      1,209.6       913.1       683.5   27.4
Income tax expense.............................        627.6   34.4       466.8    22.8        380.2       266.7       175.6   53.6
Tax-equivalent adjustment......................         32.2   (3.9)       33.5    15.5         29.0        33.3        37.9   (7.6)
                                                    --------           --------             --------    --------    --------
Income before cumulative effect of
   a change in accounting for
   postretirement medical benefits.............      1,153.9   20.7       956.0    19.4        800.4       613.1       470.0   22.5
Cumulative effect on years ended prior to
   December 31, 1992 of a change in
   accounting for postretirement
   medical benefits............................           --    --           --      --         --           --        (76.0)   --
                                                    --------           --------             --------    --------    ---------
Net income.....................................     $1,153.9   20.7%   $  956.0    19.4%    $  800.4    $  613.1    $  394.0   22.5%
                                                    ========           ========             ========    ========    ========

Organizational Earnings

Banking The Banking Group reported record operating earnings of $776.4 million in 1996, 28.9 percent over 1995 earnings of $602.2 million, which increased 18.8 percent over 1994 earnings of $507.1 million. The Banking Group earnings increases in 1996 and 1995 reflect a 7.3 percent and 17.4 percent growth in tax-equivalent net interest income, respectively, primarily due to increases in average earning assets and net interest margin. The Banking Group's provision for credit losses was $146.7 million in 1996, compared with $143.0 million and $50.5 million in 1995 and 1994, respectively. The 1996 and 1995 increases in the provision for loan losses were due to higher net charge-offs. Non-interest income in the Banking Group increased 35.8 percent from 1995 due primarily to increases in venture capital gains and gains on sale of credit card receivables. The Banking Group non-interest income for 1995 increased 24.1 percent from 1994 due largely to investment securities losses in 1994. Non-interest income in 1995 also benefited from growth in service charges and other fees and higher venture capital gains. Excluding the previously discussed SAIF assessment charge, the Banking Group non-interest expenses increased 14.7 percent in 1996 reflecting writedowns of goodwill and intangibles and additional operating expenses related to acquired companies, partially offset by reduced pension expense. Non-interest expenses in the Banking Group increased 14.9 percent in 1995 reflecting additional operating expenses related to acquired companies, partially offset by reductions in FDIC insurance premiums. During 1995, the FDIC assessment rate on Banking Group deposits was reduced from 23 cents per $100 of insured deposits to 4 cents per $100 of insured deposits. This rate was subsequently reduced to zero for 1996. In 1995, the Banking Group received refunds of $20.6 million related to the FDIC premium reduction. These refunds were used to offset the accrual for the SAIF assessment related to savings and loan associations acquired by the corporation prior to 1996.

The venture capital subsidiaries reported $256.4 million of net gains in 1996, compared with net gains of $102.1 million in 1995 and net gains of $77.1 million in 1994. Certain appreciated securities which comprised $19.6 million of the 1994 net venture gains were contributed to the Norwest Foundation due to the funding status of the Foundation. The contribution amount of such securities, which included the cost basis, was $21.8 million in 1994. In 1995 and 1996, there were no contributions of appreciated securities to the Foundation. Net unrealized appreciation in the venture capital investment portfolio was $237.7 million at December 31, 1996 and $169.3 million at December 31, 1995.

Mortgage Banking Mortgage Banking earned a record $125.0 million in 1996, a 19.2 percent increase over the $104.9 million earned in 1995, which was 48.0 percent over the $70.8 million earned in 1994. The increases were principally due to increases in mortgage loan fundings and the servicing portfolio. Fundings were $51.5 billion in 1996, compared with $33.9 billion in 1995 and $24.9 billion in 1994. Increases in volume were attributable in part to the acquisition of certain assets of Prudential Home Mortgage Company, Inc. in May 1996, including $47 billion of its mortgage servicing portfolio. The percentage of fundings attributed to mortgage loan refinancings was approximately 22.0 percent in 1996, compared with 19.6 percent in 1995 and 16.0 percent in 1994. The servicing portfolio increased to $179.7 billion at December 31, 1996, compared with $107.4 billion at December 31, 1995. The weighted average coupon was 7.77 percent at December 31, 1996, essentially unchanged from a year earlier. In 1995, the corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (FAS 122). FAS 122 sets standards related to capitalizing values for mortgage servicing and recognition of impairment valuations for amounts previously capitalized. Under FAS 122 the corporation recognizes as separate assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchase transactions or through loan originations. Total capitalized servicing (including excess servicing rights) amounted to $2.6 billion or 147 basis points of the mortgage servicing portfolio at December 31, 1996. Amortization of capitalized mortgage servicing rights was $300.6 million in 1996, compared with $139.6 million in 1995 and $64.1 million in 1994. The additional amortization in 1996 and in 1995 principally reflects increased balances of capitalized servicing associated with a larger servicing portfolio and increased prepayments due to the low interest rate environment. Mortgage servicing impairment valuation provisions, including writedowns of excess servicing rights, totaled $70.5 million in 1995. No mortgage servicing impairment provisions were recorded in 1996. Combined gains on sales of mortgages and servicing rights were $70.5 million in 1996, compared with $57.1 million in 1995 and $204.5 million in 1994.

Norwest Financial Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported record earnings of $264.3 million in 1996, a 6.2 percent increase over the $248.9 million earned in 1995, which was an increase of 11.8 percent over the $222.5 million earned in 1994. The increases were primarily due to increases in tax-equivalent net interest income of 16.8 percent and 21.4 percent, respectively, for 1996 and 1995. The increase in tax-equivalent net interest income was due to 14.9 percent and 28.4 percent increases in average finance receivables in 1996 and 1995, respectively. The 1996 and 1995 increases in tax-equivalent net interest income and average receivables reflect internal growth as well as the May 1995 acquisition of ITT Financial Corporation's Island Finance business, with $1 billion in receivables in Puerto Rico, the Virgin Islands and elsewhere in the Caribbean. Net interest margin increased 22 basis points in 1996 due to an improvement in funding costs. Net interest margin decreased 66 basis points in 1995, reflecting a narrowing of the yield spread on earning assets. Norwest Financial's non-interest expenses increased 15.5 and 22.9 percent in 1996 and 1995, respectively, primarily due to the acquisition of Island Finance.

Norwest Corporation and Subsidiaries
Organizational Earnings*


In millions                                                                 1996         1995        1994         1993        1992
                                                                        --------    ---------    --------    ---------   ---------
Years Ended December 31,
------------------------
Banking.............................................................    $  776.4        602.2       507.1        356.7       257.6
Mortgage Banking....................................................       125.0        104.9        70.8         56.3        53.4
Norwest Financial...................................................       264.3        248.9       222.5        200.1       159.0
                                                                        --------    ---------    --------    ---------   ---------
Consolidated operating earnings before cumulative effect of a change in accounting for postretirement medical benefits and
    SAIF recapitalization...........................................     1,165.7        956.0       800.4        613.1       470.0
Cumulative effect on years ended prior to December 31, 1992
    of a change in accounting for postretirement medical benefits...          --           --          --           --       (76.0)
SAIF recapitalization, net of income taxes..........................       (11.8)          --          --           --          --
                                                                        --------    ---------    --------    ---------   ---------
Net income..........................................................    $1,153.9        956.0       800.4        613.1       394.0
                                                                        ========    =========    ========    =========   =========

*Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

Consolidated Income Statement Analysis

Net Interest Income Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income were fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1996, tax-equivalent net interest income provided 59.3 percent of the corporation's tax-equivalent net revenues, compared with 64.1 percent in 1995 and 63.4 percent in 1994.

Total tax-equivalent net interest income was $3,733.5 million in 1996, a 13.0 percent increase over the $3,302.8 million reported in 1995. Growth in tax-equivalent net interest income over 1995 was primarily due to a 12.7 percent increase in average earning assets and a five basis point increase in net interest margin. The increase in average earning assets was primarily due to an
8.4 percent increase in average loans and leases and a 9.7 percent increase in investment securities. The 1995 increase in tax-equivalent net interest income of 16.6 percent over the $2,832.6 million reported in 1994 was due to an 18.7 percent increase in average earning assets, partially offset by an eight basis point decrease in net interest margin. Non-accrual and restructured loans reduced net interest income by $17.8 million in 1996, $11.7 million in 1995 and $12.3 million in 1994. Detailed analyses of net interest income appear on pages 76, 77 and 78 and a discussion of the corporation's asset and liability management process begins on page 26.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 5.63 percent in 1996, 5.58 percent in 1995 and 5.66 percent in 1994. The increase in 1996 was primarily due to an improvement in funding costs, partially offset by a lower yield on average earning assets. Net interest margin also benefited from a reduction in overall long-term debt rates. The decrease in margin in 1995 from 1994 was due to a narrowing of the yield spread on earning assets and a change in funding mix due to increases in long-term debt. Average loans and leases comprised 57.7 percent of average earning assets in 1996, compared with 60.0 percent in 1995 and 60.6 percent in 1994.

Provision for Credit Losses The provision for credit losses reflects management's judgment of the cost associated with credit risk inherent in the loan and lease portfolio. The consolidated provision for credit losses was $394.7 million in 1996, $312.4 million in 1995 and $164.9 million in 1994. The provision for credit losses was 1.02 percent of average loans and leases in 1996, compared with 0.88 percent in 1995 and 0.55 percent in 1994. The provision for credit losses was higher in 1996 compared with 1995 as well as in 1995 compared with 1994 due to higher net charge-offs and loan growth.

Net credit losses were $382.4 million in 1996, $304.2 million in 1995 and $193.2 million in 1994. Net credit losses as a percent of average loans and leases were
0.99 percent in 1996, compared with 0.86 percent in 1995 and 0.64 percent in 1994. The increase in net credit losses in 1996 over 1995 was principally due to higher levels of charge-offs in regions where the corporation has had acquisitions and to slightly higher consumer credit charge-offs at Norwest Financial. The increase in net credit losses in 1995 over 1994 was due principally to increases in consumer and credit card net charge-offs of $108.2 million. The net charge-off ratio, the ratio of net credit losses to average loans and leases, for Norwest Financial was 3.24 percent in 1996, compared with 2.52 percent in 1995 and 2.00 percent in 1994. Norwest Card Services' net charge-off ratio (excluding credit card portfolios classified held for sale in 1995) was 4.23 percent in 1996 compared with 4.77 percent in 1995 and 3.07 percent in 1994. The higher consumer loan net credit losses reflect, in part, growth in the overall portfolio, including the acquisition of Island Finance in 1995. Norwest Financial's net charge-offs in 1995 increased $60.7 million over 1994, of which $23.6 million related to Island Finance. Further, $49.2 million of 1995 net credit card charge-offs relate to receivables from the corporation's direct mail programs which were suspended in 1995.

Non-interest Income Non-interest income is a significant source of the corporation's revenue, representing 40.7 percent of tax-equivalent net revenues in 1996, compared with 35.9 percent in 1995 and 36.6 percent in 1994. Consolidated non-interest income was $2,564.6 million in 1996, an increase of
38.8 percent over $1,848.2 million recorded in 1995. Non-interest income includes net investment securities losses of $46.8 million and $44.5 million in 1996 and 1995, respectively; proceeds from sales provided opportunities for the corporation to reinvest at higher yields. Contributing to the 1996 increase were higher fees and service charges including trust fees, service charges on deposit accounts and insurance revenues, increases in mortgage banking revenues, net venture capital gains and gains on the disposition of credit card receivables held for sale.

The increases in trust fees and deposit service charges reflect overall increases in business activity, including acquisitions, and marketing efforts. Mortgage banking revenues increased $286.0 million from 1995 due to increased levels of origination and other closing fees and servicing fees, resulting from growth in the corporation's servicing portfolio and higher mortgage loan funding levels. Servicing fees are expected to increase as the servicing portfolio grows through retention of servicing and through acquisitions. Mortgage banking revenue derived from sales of servicing and future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. The increase in insurance fees is attributed to commissions on credit life and crop hail insurance. Net venture capital gains were $256.4 million in 1996, compared with $102.1 million in 1995. Sales of venture capital securities generally relate to the timing of such holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Other non-interest income in 1996 includes $33.5 million in gains on the sale of credit card receivables.

Consolidated non-interest income increased 12.8 percent in 1995 from $1,638.3 million in 1994, primarily due to higher trust fees, service charges on deposit accounts, credit card and insurance fees, and trading revenues, and lower levels of net investment securities losses, partially offset by lower mortgage banking revenues from reduced sales of servicing rights. The increases in various fee based services related to growth in consumer-related lending activities and other marketing initiatives.

Non-interest Expenses Consolidated non-interest expenses increased 20.9 percent in 1996 to $4,089.7 million. In addition to the non-recurring charge related to the recapitalization of SAIF, the change in non-interest expenses reflects increased operating expenses associated with acquisitions and certain one-time acquisition charges related to completed 1996 transactions and writedowns of goodwill and other intangibles of $151.0 million before taxes, partially offset by reduced pension benefits expense of $53.2 million due to changes in pension assumptions.

Personnel expenses increased $352.0 million in 1996, primarily attributable to salaries expense. Changes in personnel expenses by business segment for 1996 included an increase of 14.0 percent for the Banking Group, an increase of 37.5 percent for Mortgage Banking, and an increase of 15.9 percent for Norwest Financial. Normalized for acquisitions, personnel expenses increased 8.0 percent for the Banking Group, 23.6 percent for Mortgage Banking and 10.2 percent for Norwest Financial.

Of the 1996 increases of $60.2 million in communication expenses, $55.0 million in equipment rentals, depreciation and maintenance, and $61.9 million in net occupancy expenses, the Banking Group contributed $33.3 million, $36.9 million and $40.8 million, respectively, and Mortgage Banking contributed $20.7 million, $15.8 million and $16.1 million, respectively. In addition to the Prudential acquisition, increases in Mortgage Banking reflect higher levels of origination and servicing volume.

Consolidated non-interest expenses increased 9.2 percent in 1995 to $3,382.3 million, reflecting higher personnel expenses, additional intangible asset amortization and higher operating expenses associated with acquisitions, and growth in Mortgage Banking.

Changes in personnel expenses by business segment for 1995 include an increase of 8.6 percent for the Banking Group, an increase of 21.1 percent for Mortgage Banking, and an increase of 19.2 percent for Norwest Financial. Normalized for acquisitions, personnel expenses increased 1.9 percent for the Banking Group,
2.8 percent for Mortgage Banking and 8.9 percent for Norwest Financial.

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

Income Taxes The corporation's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. The effective income tax rate was
35.2 percent in 1996, compared with 32.8 percent in 1995 and 32.2 percent in 1994. For more information on income taxes, see Note 12 to the consolidated financial statements on page 56.

Consolidated Balance Sheet Analysis

Earning Assets At December 31, 1996, earning assets were $68.2 billion, compared with $62.8 billion at December 31, 1995. This increase was primarily due to a $1.0 billion increase in total investment securities and a $3.2 billion increase in loans and leases.

Average earning assets were $66.8 billion in 1996, an increase of 12.7 percent over 1995. This increase is primarily due to an 8.4 percent increase in average loans and leases, a 9.7 percent increase in average total investment securities and a 32.3 percent increase in average mortgages held for sale resulting from increases in residential mortgage funding volume.

Leverage, the ratio of average assets to average total stockholders' equity, was
13.5 times during 1996, compared with 14.3 times during 1995. The change from 1995 is due to a 21.8 percent increase in average stockholders' equity, partially offset by a 15.5 percent increase in average assets.

In Note 18 to the consolidated financial statements on page 67 the corporation has disclosed the estimated fair values of all on- and off-balance sheet financial instruments and certain non-financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

At December 31, 1996, the fair value of net financial instruments totaled $2.6 billion, a decrease of $0.1 billion from December 31, 1995. During the same period, the net fair value of certain non-financial instruments increased $3.3 billion to $16.3 billion at December 31, 1996. The fair value of non-maturity deposits rose $0.8 billion as the benefit of these funding sources increased over 1995. The fair value of the mortgage loan origination/wholesale network increased $0.4 billion due to higher levels of mortgage loan originations and earnings, benefited in part by the acquisition of certain assets of The Prudential Home Mortgage Company. The fair value of the consumer finance network increased $0.3 billion due to a lower interest rate environment and the integration of various acquired consumer finance businesses. The fair value of the asset-based lending businesses increased $0.5 billion due to higher earnings and market penetration.

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

Credit Risk Management Credit risk management includes pricing loans to cover anticipated future credit losses, funding and servicing costs and to allow for a profit margin. Loans and leases by type appear in Note 5 to the consolidated financial statements on page 43. The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector. The corporation's credit risk management policies and activities as well as the geographical diversification of the corporation's Banking Group (including Norwest Card Services), Mortgage Banking, and Norwest Financial help mitigate the credit risk in their respective portfolios. The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest, and Rocky Mountain regions of the country. Distribution of average loans by region in 1996 was approximately 57.8 percent in the north central Midwest, 13.9 percent in the south central Midwest and 28.3 percent in the Rocky Mountain/Southwest region. Norwest

Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the country. The five states with the highest originations in 1996 are: California, $9.7 billion; Minnesota, $3.2 billion; Illinois, $2.4 billion; Washington, $2.3 billion; and Colorado, $2.3 billion. The originations in these five states comprise approximately 38.6 percent of total originations in 1996. The five states representing the highest level of servicing include: California, $36.4 billion; Minnesota, $10.3 billion; New York, $8.7 billion; Texas, $8.6 billion; and Florida, $7.9 billion. These five states comprise approximately 40.0 percent of the total servicing portfolio at December 31, 1996.

Norwest Financial engages in consumer finance activities in 48 states, all 10 Canadian provinces, the Caribbean, Central America and Guam. The five states with the largest consumer finance receivables are: California, $464.9 million; Texas, $226.8 million; Florida, $225.3 million; Illinois, $224.0 million; and Ohio, $173.1 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.1 billion and $545.7 million, respectively, at December 31, 1996. The consumer finance receivables of the five largest states above, Puerto Rico and Canada comprise approximately 43.5 percent of total consumer finance receivables at December 31, 1996.

With respect to credit card receivables, approximately 63.9 percent of the portfolio is within the corporation's 16-state banking region. Minnesota and Iowa represent approximately 12.6 percent and 9.7 percent of the total outstanding credit card portfolio, respectively. No other state accounts for more than 10 percent of the portfolio.

In general, the U.S. economy continues to experience moderate growth, although consumer-related loan delinquencies and charge-offs have increased moderately. See Provision for Credit Losses on page 20 for a further discussion of consumer-related net charge-offs. The average consumer installment loan made during 1996 at Norwest Financial was approximately $2,700 while sales finance contracts purchased averaged approximately $1,100. This compares with $2,400 and $1,100, respectively, in 1995. The average credit card receivable balance at Norwest Card Services was $1,465 in 1996, compared with $1,200 in 1995.

The corporation is not aware of any loans classified for regulatory purposes at December 31, 1996, that are expected to have a material impact on the corporation's future operating results, liquidity or capital resources. The corporation is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1996.

Allowance for Credit Losses At December 31, 1996, the allowance for credit losses was $1,040.8 million, or 2.64 percent of loans and leases outstanding, compared with $917.2 million, or 2.54 percent, at December 31, 1995. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was 335.0 percent at December 31, 1996, compared with
307.9 percent at December 31, 1995.

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

Non-performing Assets and Past Due Loans and Leases The table on page 24 presents data on the corporation's non-performing assets and 90-day past due loans and leases. Generally, the accrual of interest on a loan or lease is suspended when the credit becomes 90 days past due unless fully secured and in the process of collection. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans are included in impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent.

Non-performing assets, including non-accrual, restructured and other real estate owned, and 90-day past due loans and leases, totaled $310.7 million, or 0.4 percent of total assets, at December 31, 1996, compared with $297.9 million, or
0.4 percent of total assets, at December 31, 1995. Non-performing loans increased because of acquisitions by $49.2 million from December 31, 1995.

Norwest Corporation and Subsidiaries
Non-performing Assets and 90-Day Past Due Loans and Leases


In millions, except per share amounts                                         1996     1995     1994      1993      1992      1991
                                                                            ------    -----    -----     -----     -----     -----
At December 31,
---------------
Non-accrual loans and leases...........................................     $156.5    166.9    128.5     195.7     257.6     355.5
Restructured loans and leases..........................................        0.2      2.0      1.8      10.3       5.4      18.0
                                                                            ------    -----    -----     -----     -----     -----
  Total non-accrual and restructured loans and leases*.................      156.7    168.9    130.3     206.0     263.0     373.5
Other real estate owned................................................       43.3     37.1     29.6      63.0     113.7     151.2
                                                                            ------    -----    -----     -----     -----     -----
  Total non-performing assets..........................................      200.0    206.0    159.9     269.0     376.7     524.7
Loans and leases past due 90-days or more**............................      110.7     91.9     58.4      50.8      51.9      82.4
                                                                            ------    -----    -----     -----     -----     -----
  Total non-performing assets and 90-day past due loans and leases.....     $310.7    297.9    218.3     319.8     428.6     607.1
                                                                            ======    =====    =====     =====     =====     =====
Interest income as originally contracted on non-accrual and
  restructured loans and leases........................................     $ 25.1     15.3     15.4      19.4      26.5      41.6
Interest income reorganized on non-accrual and restructured
  loans and leases.....................................................       (7.3)    (3.6)    (3.1)     (5.5)     (8.1)    (14.2)
                                                                            ------    -----    -----     -----     -----     -----
Reduction of interest income due to non-accrual and restructured
  loans and leases.....................................................     $ 17.8     11.7     12.3      13.9      18.4      27.4
                                                                            ======    =====    =====     =====     =====     =====
Reduction in primary earnings per share due to non-accrual
  and restructured loans and leases....................................     $  .03      .02      .03       .03       .04       .06


* Total impaired loans included in total non-accrual and restructured loans and leases amounted to $94.2 million, $102.1 million and $98.6 million at December 31, 1996, 1995 and 1994, respectively.
** Excludes non-accrual and restructured loans and leases.


Mortgage Servicing Rights and Other Assets At December 31, 1996, mortgage servicing rights totaled $2.6 billion, an increase of $1.4 billion from year-end 1995. The increase in mortgage servicing rights included $0.8 billion from the Prudential acquisition, with the remaining increase due to higher levels of originations. Other assets increased slightly due to the timing of receivables associated with sales of securities and increases in mortgage-related receivables.

Effective January 1, 1996, the corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121). FAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. The adoption of FAS 121 has not had a material effect on the corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (FAS 125) was issued in June 1996 and sets forth the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. FAS 125 requires that after a transfer of financial assets, a company must recognize the financial and servicing assets controlled and liabilities incurred, and derecognize financial assets and liabilities in which control is surrendered or debt is extinguished. Adoption of FAS 125 is required as of January 1, 1997 except for certain repurchase agreements, dollar-rolls, securities lending and similar transactions for which application of FAS 125 has been deferred until 1998. The adoption of FAS 125 is not expected to have a material effect on the corporation's consolidated financial statements.

Funding Sources

Interest-Bearing Liabilities At December 31, 1996, interest-bearing liabilities totaled $56.5 billion, an increase of $3.9 billion over December 31, 1995. The increase was principally due to a $5.4 billion increase in interest-bearing deposits, partially offset by a $1.0 billion decrease in short-term borrowings.

Average interest-bearing liabilities were $56.0 billion in 1996, compared with $49.5 billion in 1995, primarily due to a 16.9 percent increase in average interest-bearing deposits, a 14.7 percent increase in long-term debt, partially offset by a 2.1 percent decrease in average short-term borrowings. Increases in interest-bearing deposits and long-term debt are principally from acquisitions.

Core Deposits In the corporation's banking subsidiaries, demand deposits, regular savings and NOW accounts, money market checking and savings accounts and consumer savings certificates provide a stable source of low-cost funding. These funds accounted for approximately 58 percent of the corporation's total funding sources during 1996 and approximately 57 percent in 1995. This is a high level of core deposits by industry standards. In the corporation's Banking Group, where these funds are utilized, average core deposits accounted for approximately 73 percent of total funding sources during 1996, compared with 70 percent in 1995.

Purchased Deposits In addition to core deposits, purchased deposits are another source of funding for the corporation's banking subsidiaries. Purchased deposits include certificates of deposit with denominations of more than $100,000 and foreign time deposits. Purchased deposits represented approximately four percent of the corporation's total funding sources in 1996 and 1995. There were no brokered certificates of deposit at December 31, 1996 and 1995.

Short-term Borrowings Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, master note agreements, privately negotiated financing agreements and commercial paper issued by the corporation and Norwest Financial. Commercial paper is used by the corporation to fund the short-term needs of its subsidiaries, consisting primarily of funding of Norwest Mortgage's inventory of mortgages held for sale which are typically held for 30 to 60 days. Norwest Financial utilized funds generated through its own commercial paper sales program to fund approximately 30 percent of its average earning assets in 1996, compared with 26 percent in 1995.

The commercial paper/short-term debt of the corporation and Norwest Financial, Inc. are currently rated TBW-1 by Thomson BankWatch, P-1 by Moody's, A-1+ by Standard & Poor's, Duff 1+ by Duff & Phelps and F-1+ by Fitch Investors Service, L.P. IBCA has also rated the corporation's commercial paper/short-term debt A1+. On average, total short-term borrowings represented approximately 11.6 percent of the corporation's total funding sources during 1996 and approximately 13.6 percent during 1995.

Long-term Debt Long-term debt represents an important funding source for the corporation and for Norwest Financial, Inc. Total long-term debt represented approximately 18.5 percent of the corporation's consolidated average funding sources during 1996, compared with approximately 18.6 percent in 1995. The corporation utilizes long-term debt primarily to meet the long-term funding requirements of its subsidiaries, with outstandings of $6,384.0 million as of December 31, 1996, compared with $5,840.9 million as of December 31, 1995. Further, 18 subsidiaries are members of the Federal Home Loan Bank allowing them to receive long-term advances secured by certain loans and investment securities. As of December 31, 1996, these banking subsidiaries had advances outstanding totaling $2,527.2 million, a decrease of $1,140.5 million from December 31, 1995. Long-term debt also plays a significant role at Norwest Financial, Inc. which utilizes this source of financing to fund approximately 52 percent of its average earning assets. At December 31, 1996, Norwest Financial, Inc.'s long-term debt outstanding was $4,132.9 million. Note 9 to the consolidated financial statements on page 46 presents the corporation's outstanding consolidated long-term debt as of December 31, 1996 and 1995.

Thomson BankWatch has assigned its highest issuer rating, an A rating, to both the corporation and Norwest Financial, Inc. The corporation's senior debt is currently rated AA+ by Thomson BankWatch, Fitch Investors Service, L.P. and Duff & Phelps, AA by IBCA, AA- by Standard & Poor's and Aa3 by Moody's. Norwest Financial, Inc.'s senior debt is currently rated AA+ by Thomson BankWatch and Fitch Investors Service, L.P., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.

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

Management of Interest Rate Risk In the most current simulation, net income was forecasted using various interest rate scenarios. A most likely scenario, in which short rates remain constant but long rates increase somewhat, was used as the base case for comparison of other scenarios. If short rates increase 200 basis points above the base case over the next twelve months, accompanied by a smaller increase in long rates, the effect will be to decrease net income by approximately $40 million relative to the base case. If short rates decrease 200 basis points below the base case over the next twelve months, accompanied by a lesser decrease in long rates, the effect will be to increase net income by approximately $63 million. This analysis takes into account the effect of derivative products that are used to hedge balance sheet instruments, as well as the effect of interest rates on prepayment speeds of mortgages and mortgage-backed securities. However, under the rate scenarios considered, net income would not be affected by impairment of capitalized mortgage servicing rights.

The market valuation model is used to measure the sensitivity of the market value of equity to a wide range of interest rate changes. The process of modeling market valuation risk continues to evolve in the financial services industry, including structuring the modeling process, defining policy limits and interpreting the results.

Changes In Interest Sensitivity The table below presents the corporation's interest sensitivity gaps for December 1996. The cumulative gap within one year was $(3,317) million, or (4.2) percent of assets. This compares with a one year gap of $(2,762) million, or (3.8) percent of assets, in December 1995. The cumulative gap within three years was $(990) million, or (1.2) percent of assets, in December 1996, compared to $(1,603) million, or (2.2) percent of assets, in December 1995. The relatively small changes in the gaps in percentage terms are due to a number of offsetting changes in the balance sheet during the year. These included increases in the investment portfolio and demand deposits. The effect of the current interest sensitivity position is to make the corporation's earnings slightly vulnerable to rising rates and neutral to falling rates.

Norwest Corporation and Subsidiaries
Interest Rate Sensitivity


In millions, except ratios                                                           Repricing or Maturing
                                                               --------------------------------------------------------------------
                                                                 Within       6 Months         1 Year          3 Years        After
                                                               6 Months       - 1 Year      - 3 Years        - 5 Years      5 Years
                                                               --------    -----------     ----------        ---------      -------
Average Balances For December 1996
----------------------------------
Loans and leases........................................      $  16,813          3,103           5,966          2,863        10,437
Investment securities...................................          2,218          2,088           2,700          1,935         8,166
Loans held for sale.....................................          2,659             --              --             --            --
Mortgages held for sale.................................          5,881             --              --             --            --
Other earning assets....................................          4,251             --              --             --            --
Other assets............................................             --            650              --             --        10,102
                                                              ---------      ---------       ---------      ---------       -------
    Total assets........................................      $  31,822          5,841           8,666          4,798        28,705
                                                              =========      =========       =========      =========       =======

Noninterest-bearing deposits............................      $   4,134             63             268            178         8,832
Interest-bearing deposits...............................         16,508          3,733           4,770            981         9,633
Short-term borrowings...................................          8,230             --              --             --            --
Long-term debt..........................................          3,938            709           2,266          2,321         4,154
Other liabilities and equity............................              1             --             188             --         8,925
                                                              ---------      ---------       ---------      ---------       -------
    Total liabilities and equity........................      $  32,811          4,505           7,492          3,480        31,544
                                                              =========      =========       =========      =========       =======

Swaps and options.......................................      $  (3,860)           196           1,153            866         1,645
Gap*....................................................         (4,849)         1,532           2,327          2,184        (1,194)
Cumulative gap..........................................         (4,849)        (3,317)           (990)         1,194            --
Gap as a percent of total assets........................           (6.1)%         (4.2)           (1.2)           1.5            --

*[assets - (liabilities + equity) + swaps and options] The gap includes the effect of off-balance sheet instruments on the corporation's interest sensitivity.

In addition to adjusting the pricing and levels of assets and liabilities, the corporation utilizes off-balance sheet derivative financial instruments to manage interest rate risk. The corporation primarily enters into interest rate swaps, interest rate caps and floors, futures contracts and options as part of its overall risk management activities. Certain of these derivative financial instruments synthetically change the repricing or other characteristics of underlying assets and liabilities hedged. The corporation principally utilizes interest rate swaps to hedge certain fixed-rate debt and certain deposit liabilities and to convert these funding sources to floating rates. Interest rate floors, futures contracts and options on futures contracts are principally used to hedge the corporation's portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains (losses) on the floors and futures contracts are included, as appropriate, in determining the fair value of mortgage servicing rights, offsetting lost future servicing revenue related to increased levels of prepayments associated with lower interest rates. In Notes 9 and 15 to the consolidated financial statements beginning on pages 46 and 59, respectively, the corporation has disclosed additional information with respect to its use of derivative financial instruments.

The corporation's net cash flows from off-balance sheet derivative financial instruments used to manage interest rate risk added approximately $56.9 million to net interest income in 1996, compared with $7.1 million in 1995 and $12.3 million in 1994. This resulted in an impact on net interest margin of nine basis points in 1996, compared with one basis point in 1995 and two basis points in 1994. Based on interest rate levels at December 31, 1996, total estimated future cash flows related to the corporation's derivative financial instruments, including interest rate swaps and floors hedging capitalized mortgage servicing rights, are expected to approximate $74 million in 1997, $55 million in 1998, $52 million in 1999, $32 million in 2000, $23 million in 2001, and $59 million thereafter.

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

The corporation has a significant liquidity reserve in its investment securities portfolio, as approximately 83 percent of the $17.0 billion portfolio consists of highly marketable U.S. Treasury or federal agency securities. Several other factors provide a favorable liquidity position for the corporation compared with most large bank holding companies, including the large amount of funding that comes from consumer deposits, which are a more stable source of funding than purchased funds.

Another source of asset liquidity is the ability to securitize assets such as automobile and mortgage loans. Affiliates of the corporation securitized $1.1 billion in automobile loans and $2.7 billion in mortgage loans through public offerings in 1996.

The corporation also filed shelf registration statements in July 1996 which permit the corporation to issue up to $5 billion and $2 billion of debt securities, respectively, in domestic and international money and capital markets. As of December 31, 1996, the corporation has issued $500 million of securities under such shelf registrations.

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

Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the Office of the Comptroller of the Currency is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. The Office of Thrift Supervision imposes substantially similar restrictions on the payment of dividends to the corporation by its savings and loan association subsidiary. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends. Under these provisions, the corporation's national bank subsidiaries, savings and loan association and state-chartered bank subsidiaries could have declared as of December 31, 1996 aggregate dividends of at least $279.9 million without obtaining prior regulatory approval and without reducing the capital below minimum regulatory levels. Additionally, the corporation's non-bank subsidiaries could have declared dividends totaling $599.1 million at December 31, 1996.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the corporation has achieved a strong capital position. The corporation's total capital and Tier 1 capital to risk-adjusted assets ratios were 10.42 percent and 8.63 percent, respectively, at December 31, 1996 compared with 10.18 percent and 8.11 percent, respectively, at December 31, 1995. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of three percent for bank holding companies that meet certain specified criteria. The corporation's leverage ratio was 6.15 percent at December 31, 1996, compared with 5.65 percent at December 31, 1995.

The Federal Deposit Insurance Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Federal bank regulatory agencies have adopted regulations that classify insured depository institutions into one of five capital-based categories. The regulations use the total capital ratio, the Tier 1 capital ratio and the leverage ratio as the relevant measures of capital. A depository institution is
(a) "well capitalized" if it has a risk-adjusted total capital ratio of at least ten percent, a Tier 1 capital ratio of at least six percent and a leverage ratio of at least five percent and is not subject to any order or written directive to maintain a specific capital level; (b) "adequately capitalized" if it has a risk-adjusted total capital ratio of at least eight percent, a Tier 1 capital ratio of at least four percent and a leverage ratio of at least four percent (three percent in some cases) and is not well capitalized; (c) "undercapitalized" if it has a risk-adjusted total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in some cases); (d) "significantly undercapitalized" if it has a risk-adjusted total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (e) "critically undercapitalized" if its tangible equity is less than two percent of total assets. As of December 31, 1996, all of the corporation's insured depository institutions met the criteria for well capitalized institutions as set forth above.

Common stockholders' equity was $5,875.4 million at December 31, 1996, compared with $5,009.8 million at December 31, 1995. The corporation's internal capital growth rate (ICGR) in 1996 was 13.74 percent. The ICGR represents the rate at which the corporation's average common equity grew as a result of earnings retained (net income less dividends paid).

Since 1986, the corporation has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the corporation's Savings Investment Plans, the Long-Term Incentive Compensation Plan, and other stock issuance requirements other than acquisitions accounted for as pooling of interests. In September, 1996, the corporation's board of directors authorized additional purchases, upon such terms and conditions as management approves, of 4,500,000 shares of the corporation's common stock, and the total common stock purchase authority was 3,082,000 shares as of December 31, 1996.

During 1996, the corporation repurchased 3,731,000 shares of its common stock for issuance in conjunction with specific purchase acquisitions that were consummated during the year. In addition, approximately 5,237,000 shares were repurchased during 1996 for benefit plans and other ongoing needs. During 1995, 1,295,000 shares were repurchased for acquisition purposes and 6,804,000 shares were repurchased for benefit plans, preferred stock conversions and other ongoing needs.

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

In January, 1997, the board of directors approved an increase in the corporation's quarterly common stock dividend to 30 cents per share from 27 cents, representing an 11.1 percent increase in the quarterly dividend rate. The dividend increase reflects the corporation's continuing record of strong earnings performance and the corporation's policy of maintaining the dividend payout ratio in a range of 30 to 35 percent. In the second quarter of 1996, the corporation increased its quarterly dividend rate 12.5 percent to 27 cents per common share. In the third quarter of 1995, the corporation increased the quarterly cash dividend paid to common stockholders from 21 cents per share to 24 cents per share, representing a 14.3 percent increase in the quarterly dividend rate.

Acquisitions

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In Note 2 to the consolidated financial statements on pages 39 and 40, the corporation has disclosed completed acquisitions for the three years ended December 31, 1996.

At December 31, 1996, the corporation had six pending acquisitions with total assets of approximately $2.0 billion and it is anticipated that cash of $91.4 million and approximately 7.2 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include Central Bancorporation, Inc., a $1.1 billion bank holding company based in Fort Worth, Texas. The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1997 and are not, either individually or in the aggregate, significant to the financial statements of the corporation.

Norwest Corporation and Subsidiaries
Consolidated Balance Sheets


In millions, except shares                                                                               1996            1995
                                                                                                 ------------     -----------
At December 31,
---------------
Assets
Cash and due from banks......................................................................     $   4,856.6         4,320.3
Interest-bearing deposits with banks.........................................................         1,237.9            29.4
Federal funds sold and resale agreements.....................................................         1,276.8           596.8
                                                                                                  -----------      ----------
        Total cash and cash equivalents......................................................         7,371.3         4,946.5
Trading account securities...................................................................           186.5           150.6
Investment securities (fair value $745.2 in 1996 and $795.8 in 1995).........................           712.2           760.5
Investment and mortgage-backed securities available for sale.................................        16,247.1        15,243.0
                                                                                                  -----------      ----------
        Total investment securities..........................................................        16,959.3        16,003.5
Loans held for sale..........................................................................         2,827.6         3,343.9
Mortgages held for sale......................................................................         6,339.0         6,514.5
Loans and leases, net of unearned discount...................................................        39,381.0        36,153.1
Allowance for credit losses..................................................................        (1,040.8)         (917.2)
                                                                                                  -----------      ----------
        Net loans and leases.................................................................        38,340.2        35,235.9
Premises and equipment, net..................................................................         1,200.9         1,034.1
Mortgage servicing rights, net...............................................................         2,648.5         1,226.7
Interest receivable and other assets.........................................................         4,302.1         3,678.7
                                                                                                  -----------      ----------
      Total assets...........................................................................     $  80,175.4        72,134.4
                                                                                                  ===========      ==========

Liabilities and Stockholders' Equity
Deposits
    Noninterest-bearing......................................................................     $  14,296.3        11,623.9
    Interest-bearing.........................................................................        35,833.9        30,404.9
                                                                                                  -----------      ----------
      Total deposits.........................................................................        50,130.2        42,028.8
Short-term borrowings........................................................................         7,572.6         8,527.2
Accrued expenses and other liabilities.......................................................         3,326.2         2,589.5
Long-term debt...............................................................................        13,082.2        13,676.8
                                                                                                  -----------      ----------
      Total liabilities......................................................................        74,111.2        66,822.3
Preferred stock..............................................................................           249.8           341.2
Unearned ESOP shares.........................................................................           (61.0)          (38.9)
                                                                                                  -----------      ----------
      Total preferred stock..................................................................           188.8           302.3
Common stock, $1 2/3 par value-authorized 500,000,000 shares:
    Issued 375,533,625 and 358,332,153 shares in 1996 and 1995, respectively.................           625.9           597.2
Surplus .....................................................................................           948.6           734.2
Retained earnings............................................................................         4,248.2         3,496.3
Net unrealized gains on securities available for sale........................................           303.5           327.1
Notes receivable from ESOP...................................................................           (11.1)          (13.3)
Treasury stock- 6,830,919 and 5,571,696 common shares in 1996 and 1995, respectively.........          (233.3)         (125.9)
Foreign currency translation.................................................................            (6.4)           (5.8)
                                                                                                  -----------      ----------
      Total common stockholders' equity......................................................         5,875.4         5,009.8
                                                                                                  -----------      ----------
      Total stockholders' equity.............................................................         6,064.2         5,312.1
                                                                                                  -----------      ----------
      Total liabilities and stockholders' equity.............................................     $  80,175.4        72,134.4
                                                                                                  ===========      ==========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Income


In millions, except per common share amounts                                            1996             1995            1994
                                                                                  ----------         --------        --------

Years Ended December 31,
------------------------
Interest Income on
Loans and leases................................................................   $ 4,301.5          3,955.8         3,071.2
Investment securities...........................................................        36.2             83.8            71.5
Investment and mortgage-backed securities available for sale....................     1,170.1          1,065.3           835.9
Loans held for sale.............................................................       254.3            195.7           111.4
Mortgages held for sale.........................................................       468.5            366.2           257.2
Money market investments........................................................        63.0             35.7            21.9
Trading account securities......................................................        24.7             14.8            24.6
                                                                                   ---------        ---------       ---------
      Total interest income.....................................................     6,318.3          5,717.3         4,393.7
                                                                                   ---------          -------         -------
Interest Expense on
Deposits........................................................................     1,324.9          1,156.3           863.4
Short-term borrowings...........................................................       454.1            515.8           290.3
Long-term debt..................................................................       838.0            775.9           436.4
                                                                                   ---------         --------        --------
      Total interest expense....................................................     2,617.0          2,448.0         1,590.1
                                                                                   ---------          -------         -------
Net interest income.............................................................     3,701.3          3,269.3         2,803.6
Provision for credit losses.....................................................       394.7            312.4           164.9
                                                                                   ---------         --------        --------
Net interest income after provision for credit losses...........................     3,306.6          2,956.9         2,638.7
                                                                                   ---------          -------         -------
Non-interest Income
Trust ..........................................................................       296.3            240.7           210.3
Service charges on deposit accounts.............................................       329.5            268.8           234.4
Mortgage banking................................................................       821.5            535.5           581.0
Data processing.................................................................        72.5             72.4            61.6
Credit card.....................................................................       122.2            132.8           116.5
Insurance.......................................................................       279.6            224.7           207.4
Other fees and service charges..................................................       294.4            230.3           182.3
Net investment securities gains (losses)........................................          --              0.6            (0.2)
Net investment and mortgage-backed securities available for sale losses.........       (46.8)           (45.1)          (79.0)
Net venture capital gains.......................................................       256.4            102.1            77.1
Trading.........................................................................        35.3             39.9           (18.1)
Other ..........................................................................       103.7             45.5            65.0
                                                                                   ---------          -------         -------
      Total non-interest income.................................................     2,564.6          1,848.2         1,638.3
                                                                                   ---------          -------         -------
Non-interest Expenses
Salaries and benefits..........................................................      2,097.1          1,745.1         1,573.7
Net occupancy..................................................................        316.3            254.4           227.3
Equipment rentals, depreciation and maintenance................................        327.7            272.7           235.4
Business development...........................................................        227.9            172.2           190.5
Communication..................................................................        285.2            225.0           184.8
Data processing................................................................        163.0            136.2           113.4
Intangible asset amortization..................................................        161.5            124.7            77.0
Other .........................................................................        511.0            452.0           494.3
                                                                                   ---------          -------         -------
      Total non-interest expenses..............................................      4,089.7          3,382.3         3,096.4
                                                                                   ---------          -------         -------
Income Before Income Taxes.....................................................      1,781.5          1,422.8         1,180.6
Income tax expense.............................................................        627.6            466.8           380.2
                                                                                   ---------         --------        --------
Net Income.....................................................................    $ 1,153.9            956.0           800.4
                                                                                   =========         ========        ========

Average Common and Common Equivalent Shares....................................        369.7            331.7           315.1
Per Common Share
Net Income

      Primary..................................................................    $    3.07             2.76            2.45
      Fully Diluted............................................................         3.07             2.73            2.41

Dividends......................................................................    $   1.050            0.900           0.765

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Cash Flows


In millions                                                                             1996              1995                 1994
                                                                                 -----------        ----------           ----------

Years Ended December 31,
------------------------
Cash Flows From Operating Activities
Net income...................................................................... $   1,153.9             956.0                800.4
Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses.................................................       394.7             312.4                164.9
    Depreciation and amortization...............................................       681.6             311.8                232.2
    Gains on sales of loans, securities and other assets, net...................      (230.3)            (96.8)               (73.0)
    Release of preferred shares to ESOP.........................................        37.8              40.0                 26.6
    Purchases of trading account securities.....................................   (58,280.4)        (90,793.2)          (109,556.3)
    Proceeds from sales of trading account securities...........................    58,279.6          90,718.4            109,561.2
    Originations of mortgages held for sale.....................................   (52,691.9)        (35,045.1)           (24,905.1)
    Proceeds from sales of mortgages held for sale..............................    55,244.7          31,771.4             27,962.8
    Originations of loans held for sale.........................................    (1,305.5)           (901.0)            (1,351.7)
    Proceeds from sales of loans held for sale..................................     1,867.6             606.8                745.1
    Deferred income taxes.......................................................       205.8             (70.4)               312.7
    Interest receivable.........................................................       (25.7)            (94.1)               (66.9)
    Interest payable............................................................        38.0             148.0                 20.5
    Other assets, net...........................................................    (1,336.1)         (1,853.4)              (540.6)
    Other accrued expenses and liabilities, net.................................       245.1             447.2               (425.0)
                                                                                 -----------        ----------          -----------
      Net cash flows from (used for) operating activities.......................     4,278.9          (3,542.0)             2,907.8
                                                                                 -----------        ----------          -----------

Cash Flows From Investing Activities
Proceeds from maturities and paydowns of:
    Investment securities.......................................................       106.2             345.6                949.5
    Investment and mortgage-backed securities available for sale................     2,806.6           1,924.3              2,781.4
Proceeds from sales and calls of:
    Investment securities.......................................................       138.7             154.4                 98.8
    Investment and mortgage-backed securities available for sale................     5,185.9           5,742.6              3,741.6
Purchases of:
    Investment securities.......................................................      (169.1)           (524.8)              (509.0)
    Investment and mortgage-backed securities available for sale................    (7,341.4)         (6,159.9)            (8,635.6)
Net change in banking subsidiaries' loans and leases............................     1,751.9            (177.3)            (1,786.2)
Principal collected on non-bank subsidiaries' loans and leases..................     5,503.1           5,725.2              4,081.8
Non-bank subsidiaries' loans and leases originated..............................    (6,950.4)         (6,241.7)            (5,342.5)
Purchases of premises and equipment.............................................      (288.7)           (208.0)              (266.0)
Proceeds from sales of premises and equipment and other real estate owned.......       105.7              50.4                131.8
Cash paid for acquisitions, net of cash and cash equivalents acquired...........    (2,469.0)            (94.9)               124.8
Divestiture of branches, net of cash and cash equivalents paid..................       (14.6)             (4.1)               (55.1)
                                                                                 -----------        ----------          -----------
    Net cash flows from (used for) investing activities.........................    (1,635.1)            531.8             (4,684.7)
                                                                                 -----------        ----------          -----------

Cash Flows From Financing Activities
Deposits, net...................................................................     2,410.7           1,488.7             (1,247.2)
Short-term borrowings, net......................................................    (1,078.3)         (1,124.0)             1,736.8
Long-term debt borrowings.......................................................     4,343.6           7,329.1              3,508.7
Repayments of long-term debt....................................................    (5,109.9)         (3,274.8)            (1,270.1)
Issuances of preferred stock....................................................          --              20.0                170.7
Repurchases of preferred stock..................................................      (112.7)             (0.4)                (8.4)
Issuances of common stock.......................................................        82.4              65.4                 49.8
Repurchases of common stock.....................................................      (355.1)           (233.8)              (482.1)
Net decrease in notes receivable from ESOP......................................         3.7                --                  3.0
Dividends paid..................................................................      (403.4)           (337.8)              (268.0)
                                                                                 -----------        ----------          -----------
    Net cash flows from (used for) financing activities.........................      (219.0)          3,932.4              2,193.2
                                                                                 -----------        ----------          -----------
    Net increase in cash and cash equivalents...................................     2,424.8             922.2                416.3
Cash and cash equivalents
    Beginning of year...........................................................     4,946.5           4,024.3              3,608.0
                                                                                 -----------        ----------          -----------
    End of year................................................................. $   7,371.3           4,946.5              4,024.3
                                                                                 ===========        ==========          ===========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                 Net
                                                                             Unrealized
                                                                                Gains
                                                                              (Losses)
In millions, except for shares                                                    on        Notes
                                        Unearned                             Securities  Receivable              Foreign
                             Preferred    ESOP    Common           Retained  Available      from     Treasury    Currency
                                Stock    Shares   Stock   Surplus  Earnings   for Sale      ESOP       Stock   Translation    Total
                             ---------  --------  ------  -------  --------  ----------  ----------  --------  -----------  --------
Balance, December 31,
1993 as originally
 reported...............       $341.9        --    490.2    413.0   2,394.4         --       (16.3)    (51.5)     (3.3)     3,568.4
Adjustments for
 pooling of
 interests..............         38.1        --     25.2     90.3      38.9         --          --        --        --        192.5
                             ---------  --------  ------  -------  --------  ----------  ----------  --------  -----------  --------
Balance, December 31,
 1993...................        380.0        --    515.4    503.3   2,433.3         --       (16.3)    (51.5)     (3.3)     3,760.9
Net unrealized gains
 on securities
 available for sale,
 January 1, 1994........           --        --       --       --        --      313.4          --        --        --        313.4
Net income..............           --        --       --       --     800.4         --          --        --        --        800.4
Dividends on
 Common stock...........           --        --       --       --    (240.2)        --          --        --        --       (240.2)
 Preferred stock........           --        --       --       --     (27.8)        --          --        --        --        (27.8)
Issuance of 3,022,168
 common shares..........           --        --       --     53.9     (74.1)        --          --      80.5        --         60.3
Issuance of 13,985,159
 common shares
 for acquisitions.......           --        --     18.6     (2.3)     58.4         --          --      73.7        --        148.4
Repurchase of
 18,918,200 common
 shares.................           --        --       --       --        --         --          --    (482.1)       --       (482.1)
Issuance of 980,000
 preferred shares,
 net of 125,000
 shares held by
 subsidiary.............        171.0        --       --     (0.3)       --         --          --        --        --        170.7
Issuance of 40,900
 preferred shares to
 ESOP...................         40.9     (42.1)      --      1.2        --         --          --        --        --           --
Release of preferred
 shares to ESOP.........           --      27.4       --     (0.8)       --         --          --        --        --         26.6
Conversion of 1,230,280
preferred shares
 to 3,756,975
 common shares..........        (56.8)       --      4.5     23.8        --         --          --      28.5        --           --
Repurchase of 192,220
 preferred shares.......         (8.4)       --       --       --        --         --          --        --        --         (8.4)
Change in net unrealized
 gains (losses) on
 securities available
 for sale...............           --        --       --       --        --     (673.8)         --        --        --       (673.8)
Cash payments
 received on notes
 receivable from
 ESOP...................           --        --       --       --        --         --         3.0        --        --          3.0
Foreign currency
translation.............           --        --       --       --        --         --          --        --      (5.0)        (5.0)
                             ---------  --------  ------  -------  --------  ----------  ----------  --------  -----------  --------
Balance, December 31,
 1994...................        526.7     (14.7)   538.5    578.8   2,950.0     (360.4)      (13.3)   (350.9)     (8.3)     3,846.4
Net income..............           --        --       --       --     956.0         --          --        --        --        956.0
Dividends on
 Common stock...........           --        --       --       --    (296.6)        --          --        --        --       (296.6)
 Preferred stock........           --        --       --       --     (41.2)        --          --        --        --        (41.2)
Issuance of 3,289,250
 common shares..........           --        --       --    120.5    (135.6)        --          --      90.9        --         75.8
Issuance of
 34,533,245
 common shares
 for acquisitions.......           --        --     51.6     40.6      68.3       16.7          --      95.4        --        272.6
Repurchase of
 8,098,650
 common shares..........           --        --       --       --        --         --          --    (233.8)       --       (233.8)
Issuance of 63,300
 preferred shares
 to ESOP................         63.3     (65.8)      --      2.5        --         --          --        --        --           --
Release of preferred
 shares to ESOP.........           --      41.6       --     (1.6)       --         --          --        --        --         40.0
Conversion of
 1,181,900 preferred
 shares to 13,891,755
 common shares..........       (268.4)       --      7.1     (6.6)     (4.6)        --          --     272.5        --           --
Repurchase of 1,784
 preferred shares.......         (0.4)       --       --       --        --         --          --        --        --         (0.4)
Sale of 100,000
 preferred shares
 held by subsidiary.....         20.0        --       --       --        --         --          --        --        --         20.0
Change in net
 unrealized
 gains (losses)
 on securities
 available for
 sale...................           --        --       --       --        --      670.8          --        --        --        670.8
Foreign currency
 translation............           --        --       --       --        --         --          --        --       2.5          2.5
                             ---------  --------  ------  -------  --------  ----------  ----------  --------  -----------  --------
Balance, December
 31, 1995...............        341.2     (38.9)   597.2    734.2   3,496.3      327.1       (13.3)   (125.9)     (5.8)     5,312.1
Net income..............           --        --       --       --   1,153.9         --          --        --        --      1,153.9
Dividends on
 Common stock...........           --        --       --       --    (385.6)        --          --        --        --       (385.6)
 Preferred stock........           --        --       --       --     (17.8)        --          --        --        --        (17.8)
Issuance of 3,745,134
 common shares..........           --        --       --     59.0     (71.2)        --          --     115.9        --        103.7
Issuance of
 20,180,381
 common shares
 for acquisitions.......           --        --     28.7    149.8      72.6       (1.6)       (1.5)     98.8        --        346.8
Repurchase of
 8,968,421
 common shares..........           --        --       --       --        --         --          --    (355.1)       --       (355.1)
Issuance of 59,000
 preferred shares to
 ESOP...................         59.0     (61.3)      --      2.3        --         --          --        --        --           --
Release of preferred
 shares to ESOP.........           --      39.2       --     (1.4)       --         --          --        --        --         37.8
Conversion of
 37,777
 preferred shares
 to 985,155
 common shares..........        (37.7)       --       --      4.7        --         --          --      33.0        --           --
Repurchase of 1,127,125
 preferred shares.......       (112.7)       --       --       --        --         --          --        --        --       (112.7)
Change in net
 unrealized
 gains (losses)
 on securities
 available for
 sale...................           --        --       --       --        --      (22.0)         --        --        --        (22.0)
Cash payments
 received on notes
 receivable from
 ESOP...................           --        --       --       --        --         --         3.7        --        --          3.7
Foreign currency
 translation............           --        --       --       --        --         --          --        --      (0.6)        (0.6)
                             ---------  --------  ------  -------  --------  ----------  ----------  --------  -----------  --------
Balance, December 31,
 1996...................       $249.8     (61.0)   625.9    948.6   4,248.2      303.5       (11.1)   (233.3)     (6.4)     6,064.2
                             =========  ========  ======  =======  ========  ==========  ==========  ========  ===========  ========

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

Consolidation The consolidated financial statements include the accounts of the corporation and all subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Consolidated Statements of Cash Flows For purposes of the consolidated statements of cash flows, the corporation considers cash and due from banks, interest-bearing deposits with banks and federal funds sold and resale agreements to be cash equivalents.

Supplemental disclosures of cash flow information for the years ended December 31 include:

In millions                                          1996      1995      1994
                                                 --------   -------   -------

Interest........................................ $2,579.0   2,299.9   1,569.6
Income taxes....................................     43.0     533.1      22.3
Transfer of loans to other real estate owned....     51.3      28.6      69.8

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

Investment Securities Investment and mortgage-backed securities which the corporation intends to hold until maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Investment and mortgage-backed securities which the corporation intends to hold for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, securities on which call options have been written, the need to increase regulatory capital or similar factors, are classified as available for sale.

Investment and mortgage-backed securities available for sale are measured at fair value. Net unrealized gains and losses, net of deferred income taxes, on investments and mortgage-backed securities available for sale are excluded from earnings and reported as a separate component of stockholders' equity until realized. The classification of investment securities is determined at the date of purchase and subsequent transfers, if any, between security classifications are recorded at fair value.

The corporation's venture capital subsidiaries classify equity securities that are publicly traded as available for sale and non-publicly traded equity securities as held for investment.

Realized gains and losses on sales of investment securities are computed by the specific identification method at the time of disposition and are recorded in non-interest income.

Trading account securities are purchased with the intent to earn a profit by trading or selling the security. These securities are stated at fair value. Adjustments to the fair value are reported in non-interest income.

Loans and Leases Loans are stated at their principal amount and interest income is recognized on an accrual basis. With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless such loan is in the process of collection and, in management's opinion, is fully secured. Residential real estate loans over 120 days are included in nonaccrual while other consumer loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, country, terms and other factors. When a loan is placed on non-accrual status, uncollected interest accrued in prior years is charged against the allowance for credit losses. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is no longer doubtful.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower's financial condition. Interest on these loans is accrued at the new terms.

Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (FAS 114 and 118). Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under FAS 114 and 118. Impaired loans as defined by FAS 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of FAS 114 and 118 did not have a material effect on the corporation's financial position or results of operation.

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

Loans Held for Sale Student loans and certain credit card receivables at December 31, 1995 are classified as held for sale because the corporation does not intend to hold these loans until maturity or sales of the loans are pending. Such loans are carried at the lower of aggregate cost or market value by type of loan. Gains and losses are recorded in non-interest income, based on the difference between sales proceeds and carrying value.

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

Mortgage Servicing Rights Effective January 1, 1995, the corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (FAS 122). Accordingly, the corporation recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated future cash flows. Based upon current fair values and considering outstanding positions of derivative financial instruments utilized as hedges, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. For purposes of performing its impairment evaluation, the corporation stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions. Prior to adoption of FAS 122, the corporation only capitalized the costs related to purchased mortgage servicing rights.

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

Other Real Estate Owned Other real estate owned is stated at the lower of cost or 70 percent of current appraised value (which is not materially different from fair value minus estimated costs to sell). When a property is acquired, the excess of the recorded investment in the property over fair value, if any, is charged to the allowance for credit losses. Subsequent declines in the estimated fair value, net operating results and gains or losses on disposition of the property are included in other non-interest expenses.

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

Interest rate futures and forward contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Interest rate caps and floors require the seller to pay the purchaser, at specified dates, the amount, if any, by which the market interest rate exceeds the agreed-upon cap or falls below the agreed-upon floor, applied to a notional principal amount. Positions which are designated and effectively hedge specific mortgage servicing risk tranches correlate on the basis of certain duration and convexity parameters. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Within mortgage banking operations, realized and unrealized gains and losses on positions used as hedges of mortgages held for sale are considered in the computation of the market value of such loans. Realized gains and losses on positions used as hedges of capitalized mortgage servicing rights are deferred and amortized while unrealized gains and losses are considered in the calculation of the fair value of such mortgage servicing rights.

Derivative financial instruments which are not hedges of specific assets, liabilities or commitments are included in the trading account. For a discussion of the risks associated with derivatives and the corporation's policies used to monitor such risks refer to Note 15, Derivative Activities.

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

Stock-Based Compensation The corporation accounts for its stock incentive plans in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No.
25) and related Interpretations. The corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS
123) in 1996. The corporation has included in Note 11, Employee Benefit and Stock Incentive Plans the impact of the fair value of employee stock-based compensation plans on net income and earnings per share on a pro forma basis for awards granted since January 1, 1995, pursuant to FAS 123.

Earnings Per Share Income for primary and fully diluted earnings per share is adjusted for preferred stock dividends. Primary earnings per share data is computed based on the weighted average number of common shares outstanding and common stock equivalents arising from the assumed exercise of outstanding stock options. Fully diluted earnings per share data is computed by using such average common shares and equivalents increased by the assumed conversion into common stock of the 6 3/4 percent convertible subordinated debentures, the Cumulative Convertible Preferred Stock, Series B, the First United Cumulative Convertible Exchangeable Preferred Stock, Series A and the First United Cumulative Convertible Exchangeable Preferred Stock, Series C. Income for fully diluted earnings per share is also adjusted for interest expense on these debentures and notes, net of the related income tax effect, and preferred stock dividends related to the convertible preferred stock.

Weighted average numbers of common and common equivalent shares applied in calculating earnings per share are as follows:

                                        1996          1995          1994
                                 -----------   -----------   -----------
Primary.......................   369,709,666   331,679,492   315,091,891
Fully diluted.................   370,670,926   341,118,009   327,798,536

2.  Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the years ended December 31, 1996, 1995 and 1994 include:

In millions, except share amounts                                                                    Common
                                                                                          Cash       Shares               Method of
                                                                   Date     Assets        Paid       Issued              Accounting
                                                            -----------  ---------    --------   ----------  ----------------------
1996
The Bank of Robstown, Robstown, Texas (B)................    January 12  $    71.4    $    9.5           --               Purchase
AMFED Financial, Inc., Reno, Nevada (B)..................    January 18    1,518.8          --    6,046,636   Pooling of interests*
Irene Bancorporation, Inc., Viborg, South Dakota (B).....    January 31       39.7         7.1           --               Purchase
Canton Bancshares, Inc., Canton, Illinois (B)............   February 15       49.7          --      279,270               Purchase
Henrietta Bancshares, Inc., Henrietta, Texas (B).........      March 12      164.0        24.4           --               Purchase
Victoria Bankshares, Inc., Victoria, Texas (B)...........      April 11    1,918.7          --    8,510,801   Pooling of interests*
The Prudential Home Mortgage Company, Inc. (M)...........         May 7    3,335.6     3,335.6           --     Purchase of assets
Cardinal Credit Corporation, Lexington, Kentucky (F).....        May 13       34.2        33.6           --     Purchase of assets
Benson Financial Corporation, San Antonio, Texas (B).....        May 31      463.8          --    2,044,035   Pooling of interests*
Regional Bank of Colorado, N.A., Rifle, Colorado (B).....        June 1       56.0          --      354,967               Purchase
AmeriGroup, Incorporated, Minneapolis, Minnesota (B).....        June 4      155.1          --      916,200               Purchase
Union Texas Bancorporation, Inc., Laredo, Texas (B)......       June 27      245.0          --      394,979               Purchase
B & G Investment Company, San Antonio, Texas (B).........        July 3       71.2          --      270,998               Purchase
PriMerit Bank, F.S.B., Las Vegas, Nevada (B).............       July 19    1,577.6       190.7           --     Purchase of assets
DUMAE Insurance Agency, Inc., Baltic, South Dakota (B)...       July 25        0.2         0.2           --     Purchase of assets
Aman Collection Service, Inc., Aberdeen, South Dakota (F)      August 2        4.1          --      600,000   Pooling of interests*
Rapid Finance, Inc., Jacksonville, Mississippi (F).......     August 16       28.6        28.6           --     Purchase of assets
National Business Finance, Inc., Denver, Colorado (B)....  September 30        8.4         7.5           --               Purchase
American Bank Moorhead, Moorhead, Minnesota (B)..........     October 1      154.7        23.9           --               Purchase
Texas Bancorporation, Inc., Odessa, Texas (B)............    November 1      173.6          --      762,495               Purchase
West Columbia National Bank, West Columbia, Texas (B)....   December 27       34.4         5.0           --               Purchase
                                                                         ---------    --------   ----------
                                                                         $10,104.8    $3,666.1   20,180,381
                                                                         =========    ========   ==========

1995
Ken-Caryl Investment Company, Littleton, Colorado (B)....     January 5  $    29.0    $     --      149,774               Purchase
American Republic Bancshares, Inc.,
   Belen, New Mexico (B).................................     January 6      222.0          --    1,206,546               Purchase
Independent Bancorp of Arizona, Inc.,
   Phoenix, Arizona (B)..................................   February 12    1,600.0       159.7           --               Purchase
Parker Bankshares, Incorporated, Parker, Colorado (B)....   February 28       59.0          --      394,995   Pooling of interests*
Directors Mortgage Loan Corporation,
   Riverside, California (M).............................      March 13      270.8          --   10,545,778   Pooling of interests*
Babbscha Company, Fridley, Minnesota (B).................       April 1       53.0          --      275,921               Purchase
The First National Bank of Bay City, Bay City, Texas (B).      April 10      146.0          --      932,642               Purchase
Goldenbanks of Colorado, Inc., Golden, Colorado (B)......         May 1      361.3          --    2,716,629   Pooling of interests*
ITT Financial Corporation - Island Finance business (F)..         May 4    1,016.1       574.3           --               Purchase
New Braunfels Bancshares, Inc., New Braunfels, Texas (B).        May 10       43.1         7.0           --               Purchase
United Texas Financial Corporation,
   Wichita Falls, Texas (B)..............................        June 1      296.3          --    1,515,851               Purchase
First American National Bank, Chandler, Arizona (B)......        June 1       39.0          --      192,831   Pooling of interests*
First Tule Bancorp, Inc., Tulia, Texas (B)...............        June 1       61.4         8.3           --               Purchase
The Ryland Group, Inc. - Mortgage-related
   institutional financial services business (B).........       June 30         --        47.1           --               Purchase
Comfort Bancshares, Inc., Comfort, Texas (B).............       July 10       41.1         6.2           --               Purchase
Valley-Hi Investment Company, San Antonio, Texas (B).....      August 1      121.6          --      427,998               Purchase


In millions, except share amounts                                                                    Common
                                                                                          Cash       Shares              Method of
                                                                   Date     Assets        Paid       Issued             Accounting
                                                            ----------- ----------    --------   ----------  ---------------------
1995, continued
Dickinson Bancorporation, Inc.,
   Dickinson, North Dakota (B)...........................      August 8 $    123.3    $     --      541,591              Purchase
Alice Bancshares, Inc., Alice, Texas (B).................  September 15      187.6        40.2           --              Purchase
State National Bank, El Paso, Texas (B)..................     October 2    1,052.3       157.0           --              Purchase
Liberty National Bank, Austin, Texas (B).................    October 16      167.1        27.3           --              Purchase
The Foothill Group, Inc., Los Angeles, California (B)....    October 19      905.1          --   15,632,689  Pooling of interests*
The First National Bank in Big Spring,
   Big Spring, Texas (B).................................    November 1      216.9        38.0           --              Purchase
Beacon Business Credit Corp.,
   Boston, Massachusetts (B).............................    December 1       30.6        12.5           --              Purchase
                                                                        ----------    --------   ----------
                                                                        $  7,042.6    $1,077.6   34,533,245
                                                                        ==========    ========   ==========

1994
St. Cloud National Bank & Trust Co.,
  St. Cloud, Minnesota (B)...............................     January 1 $   119.0     $     --    1,105,820  Pooling of interests*
St. Cloud Metropolitan Agency, Inc.,
  St. Cloud, Minnesota (B)...............................     January 6        --           --       32,969              Purchase
First United Bank Group, Inc.,
  Albuquerque, New Mexico (B)............................    January 14   3,924.6           --   17,784,916  Pooling of interests
Lindeberg Financial Corporation,
  Forest Lake, Minnesota (B).............................    February 2      55.0           --      413,599  Pooling of interests*
First National Bank of Arapahoe County,
  Aurora, Colorado (B)...................................    February 2      36.0           --      260,896  Pooling of interests*
First National Bank of Lakewood, Lakewood, Colorado (B)..    February 2      61.0           --      337,582  Pooling of interests*
First National Bank of Southeast Denver,
   Denver, Colorado (B)..................................    February 2     134.0           --      803,439  Pooling of interests*
Community Credit Co., Minneapolis, Minnesota (F).........      March 15     173.0           --    3,726,871  Pooling of interests*
Bank of Montana System, Great Falls, Montana (B).........      April 15     807.0           --    4,174,105  Pooling of interests*
D.L. Bancshares, Inc., Detroit Lakes, Minnesota (B)......      April 28      78.5         11.9           --              Purchase
Double Eagle Financial Corporation, Phoenix, Arizona (M).         May 1       5.4           --      307,700              Purchase
American Land Title Company of Kansas City, Inc.,
   Kansas City, Missouri (M).............................        July 1       0.5           --      166,666              Purchase
La Porte Bancorp., Hammond, Indiana (B)..................  September 15     137.7           --      564,553              Purchase
Copper Bancshares, Inc., Silver City, New Mexico (B).....     October 2      98.4           --      524,920              Purchase
Bank of Scottsdale, Scottsdale, Arizona (B)..............    October 21      92.8         13.6           --              Purchase
Texas National Bankshares, Inc., Midland, Texas (B)......    December 2     187.8         24.5           --              Purchase
First National Bank of Kerrville, Kerrville, Texas (B)...    December 9     205.7           --    1,225,000              Purchase
Alexandria Securities and Investment Company,
  Alexandria, Minnesota (B)..............................    December 9      59.3           --      341,039              Purchase
                                                                         --------     --------   ----------
                                                                         $6,175.7     $   50.0   31,770,075
                                                                         ========     ========   ==========

*Pooling of interests transaction was not material to the corporation's consolidated financial statements; accordingly, previously reported results were not restated.

B - Banking Group; M - Mortgage Banking; F - Norwest Financial

At December 31, 1996, the corporation had six other pending acquisitions with total assets of approximately $2.0 billion, and it is anticipated that cash of $91.4 million and approximately 7.2 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include Central Bancorporation, Inc., a $1.1 billion bank holding company based in Fort Worth, Texas. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1997 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

3.  Restrictions on Cash and Due from Banks

The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $580 million and $575 million for the years ended December 31, 1996 and 1995, respectively.

4.  Investment Securities

Information related to the amortized cost and fair value of investment securities at December 31 is provided in the table below.

Amortized Cost and Fair Values of Investment Securities

                                      1996                                  1995                                  1994
                         ----------------------------------  ---------------------------------   ----------------------------------
                                   Gross     Gross                    Gross     Gross                      Gross     Gross
                          Amor-  Unreal-   Unreal-            Amor-  Uneal-   Unreal-             Amor-  Unreal-   Unreal-
                          tized     ized      ized     Fair   tized    ized      ized     Fair    tized     ized      ized     Fair
In millions                Cost    Gains    Losses    Value    Cost   Gains    Losses    Value     Cost    Gains    Losses    Value
                         ------   ------    ------   ------  ------  ------    ------   ------   ------   ------    ------   ------
Investment securities
available for sale:

U.S. Treasury
 and federal
agencies................ $ 1,173.6   13.4    (6.9)  1,180.1     969.3   21.9    (5.0)    986.2     932.4     6.3    (15.4)    923.3
State, municipal
 and housing-tax
 exempt.................     917.5   37.6    (3.2)    951.9     793.9   40.7    (8.6)    826.0     107.1     0.3     (3.9)    103.5
Other...................     868.8  356.9   (67.5)  1,158.2     658.1  289.1    (5.4)    941.8     321.2    97.0    (17.4)    400.8
                          --------  -----  ------  --------  --------  -----  ------  --------  --------   -----   ------  --------
Total investment
 securities
 available for
 sale...................   2,959.9  407.9   (77.6)  3,290.2   2,421.3  351.7   (19.0)  2,754.0   1,360.7   103.6    (36.7)  1,427.6
                          --------  -----  ------  --------  --------  -----  ------  --------  --------   -----   ------  --------
Mortgage-backed
 securities
 available for sale:
  Federal
   agencies.............  12,651.0  194.4   (61.2) 12,784.2  12,163.2  254.9   (80.0) 12,338.1  12,635.2    19.1   (642.4) 12,011.9
  Collateralized
  mortgage
  obligations...........     165.5    7.8    (0.6)    172.7     147.9    3.2    (0.2)    150.9     165.8     0.5     (4.0)    162.3
                          --------  -----  ------  --------  --------  -----  ------  --------  --------   -----   ------  --------
Total mortgage-
 backed
 securities
 available
 for sale...............  12,816.5  202.2   (61.8) 12,956.9  12,311.1  258.1   (80.2) 12,489.0  12,801.0    19.6   (646.4) 12,174.2
                          --------  -----  ------  --------  --------  -----  ------  --------  --------   -----   ------  --------
Total investment
 and mortgage-
 backed securities
 available
 for sale...............  15,776.4  610.1  (139.4) 16,247.1  14,732.4  609.8   (99.2) 15,243.0  14,161.7   123.2   (683.1) 13,601.8
Other securities
 held for
 investment.............     712.2   35.8    (2.8)    745.2     760.5   44.2    (8.9)    795.8   1,235.1    56.7    (23.1)  1,268.7
                         ---------  -----  ------  --------  --------  -----  ------  --------  --------   -----   ------  --------
Total investment
 securities....          $16,488.6  645.9  (142.2) 16,992.3  15,492.9  654.0  (108.1) 16,038.8  15,396.8   179.9   (706.2) 14,870.5
                         =========  =====  ======  ========  ========  =====  ======  ========  ========   =====   ======  ========

The carrying and fair of investment securities by maturity at December 31 were:

                                                                      1996                                      1995
                                                         ------------------------------           ----------------------------
In millions                                                 Carrying               Fair             Carrying              Fair
                                                               Value              Value                Value             Value
                                                         -----------           --------             --------          --------
Available for sale:
Investment securities:

    In one year or less.............................     $     649.8              649.8                746.2             746.2
    After one year through five years...............         1,295.4            1,295.4                966.3             966.3
    After five years through ten years..............           372.3              372.3                334.7             334.7
    After ten years.................................           972.7              972.7                706.8             706.8
                                                         -----------           --------             --------          --------
      Total investment securities available for sale         3,290.2            3,290.2              2,754.0           2,754.0
                                                         -----------           --------             --------          --------
Mortgage-backed securities:

    In one year or less.............................           132.8              132.8                 53.5              53.5
    After one year through five years...............           409.9              409.9                271.1             271.1
    After five years through ten years..............           152.0              152.0                320.6             320.6
    After ten years.................................        12,262.2           12,262.2             11,843.8          11,843.8
                                                         -----------           --------             --------          --------
      Total mortgage-backed securities
         available for sale.........................        12,956.9           12,956.9             12,489.0          12,489.0
                                                         -----------           --------             --------          --------
Total investment and mortgage-backed
    securities available for sale...................        16,247.1           16,247.1             15,243.0          15,243.0
                                                         -----------           --------             --------          --------
Held for investment:

    In one year or less.............................              --                 --                   --                --
    After one year through five years...............           294.8              327.8                262.9             298.2
    After five years through ten years..............              --                 --                   --                --
    After ten years.................................           417.4              417.4                497.6             497.6
                                                         -----------           --------             --------          --------
Total investment securities held for investment.....           712.2              745.2                760.5             795.8
                                                         -----------           --------             --------          --------
Total investment securities.........................     $  16,959.3           16,992.3             16,003.5          16,038.8
                                                         ===========           ========             ========          ========

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

Investment securities (including securities available for sale) carried at $6,515.9 million and $5,610.7 million were pledged to secure public or trust deposits or for other purposes at December 31, 1996 and 1995, respectively.

Interest income on investment securities for each of the three years ended December 31 was:

In millions                                                                 1996         1995          1994
                                                                          ------       ------        ------
Investment securities available for sale:
   U.S. Treasury and federal agencies...............................   $    79.8         73.5          93.9
   State, municipal and housing-tax exempt..........................        53.5          6.5           5.4
   Other............................................................        48.5         39.5          20.9
                                                                       ---------     --------        ------
     Total investment securities available for sale.................       181.8        119.5         120.2
                                                                       ---------     --------        ------
Mortgage-backed securities available for sale:
   Federal agencies.................................................       974.7        934.1         707.3
   Collateralized mortgage obligations..............................        13.6         11.7           8.4
                                                                       ---------     --------        ------
     Total mortgage-backed securities available for sale............       988.3        945.8         715.7
                                                                       ---------     --------        ------
Total investment and mortgage-backed securities available for sale..     1,170.1      1,065.3         835.9
Other securities held for investment................................        36.2         83.8          71.5
                                                                       ---------     --------        ------
Total investment securities.........................................   $ 1,206.3      1,149.1         907.4
                                                                       =========     ========        ======

Total gross realized gains and gross realized losses from the sale of investment securities for each of the three years ended December 31 were:

In millions                                                                              1996         1995          1994
                                                                                       ------       ------        ------
Available for sale:
Investment securities:
     Gross realized gains......................................................       $  16.1         14.8          28.3
     Gross realized losses.....................................................         (71.1)       (21.3)        (75.9)
                                                                                      -------       ------        ------
     Net realized losses.......................................................         (55.0)        (6.5)        (47.6)
Mortgage-backed securities:
     Gross realized gains......................................................          97.5         50.5          17.1
     Gross realized losses.....................................................         (89.3)       (89.1)        (48.5)
                                                                                      -------       ------        ------
     Net realized gains (losses)...............................................           8.2        (38.6)        (31.4)
                                                                                      -------       ------        ------
Net realized losses on investment
   and mortgage-backed securities available for sale...........................       $ (46.8)       (45.1)        (79.0)
                                                                                      =======       ======        ======

Held for investment:
Investment securities:
     Gross realized gains......................................................       $    --          0.7           0.9
     Gross realized losses.....................................................            --         (0.1)         (1.1)
                                                                                      -------       ------        ------
Net realized gains (losses) on
   investment securities held for investment...................................       $    --          0.6          (0.2)
                                                                                      =======       ======        ======

Venture capital securities:
     Gross realized gains......................................................       $ 364.1        129.3          85.4
     Gross realized losses.....................................................        (107.7)       (27.2)         (8.3)
                                                                                      -------       ------        ------
Net venture capital realized gains.............................................       $ 256.4        102.1          77.1
                                                                                      =======       ======        ======

Certain investment securities with a total amortized cost of $138.7 million, $97.0 million and $102.6 million were sold during 1996, 1995 and 1994, respectively, by the corporation principally because such securities were called by the issuers prior to maturity, or in certain cases due to significant deterioration in the creditworthiness of the related issuers.

5.  Loans and Leases

The carrying values of loans and leases at December 31 were:

In millions                                                                                           1996            1995
                                                                                               -----------      ----------
Commercial, financial and industrial...................................................        $  10,204.9         9,327.3
Agricultural...........................................................................            1,107.7         1,090.8
Real estate
   Secured by 1-4 family residential properties........................................           10,376.3         8,592.9
   Secured by development properties...................................................            2,104.5         2,024.0
   Secured by construction and land development........................................              943.8           742.0
   Secured by owner-occupied properties................................................            2,644.6         2,149.9
Consumer...............................................................................           10,431.2        10,520.7
Credit card............................................................................            1,566.2         1,666.1
Lease financing........................................................................              812.4           815.7
 Foreign
   Consumer............................................................................              774.9           705.2
   Commercial..........................................................................              187.7           196.1
                                                                                               -----------      ----------
      Total loans and leases...........................................................           41,154.2        37,830.7
Unearned discount......................................................................           (1,773.2)       (1,677.6)
                                                                                               -----------      ----------
      Total loans and leases, net of
        unearned discount..............................................................        $  39,381.0        36,153.1
                                                                                               ===========      ==========

Changes in the allowance for credit losses were:

In millions                                                                       1996               1995                 1994
                                                                              --------           --------             --------
Balance at beginning of year..........................................       $   917.2              789.9                789.2
    Allowances related to assets
      acquired, net...................................................           111.3              119.1                 29.0
    Provision for credit losses.......................................           394.7              312.4                164.9

    Credit losses.....................................................          (511.8)            (421.2)              (314.8)
    Recoveries........................................................           129.4              117.0                121.6
                                                                             ---------            -------               ------
      Net credit losses...............................................          (382.4)            (304.2)              (193.2)
                                                                             ---------            -------               ------
Balance at end of year................................................       $ 1,040.8              917.2                789.9
                                                                             =========            =======               ======

Total non-performing assets and 90-day past due loans and leases at December 31 were:

In millions                                                  1996              1995
                                                         --------          --------
Impaired loans:
    Non-accrual.....................................     $   94.0             100.1
    Restructured....................................          0.2               2.0
                                                         --------          --------
      Total impaired loans..........................         94.2             102.1
Other non-accrual loans and leases..................         62.5              66.8
                                                         --------          --------
    Total non-accrual and restructured

      loans and leases..............................        156.7             168.9
Other real estate owned.............................         43.3              37.1
                                                         --------          --------
    Total non-performing assets.....................        200.0             206.0
Loans and leases past due 90 days or more*..........        110.7              91.9
                                                         --------          --------
    Total non-performing assets and
      90-day past due loans and leases..............     $  310.7             297.9
                                                         ========          ========

*Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the years ended December 31, 1996 and 1995 were $113.1 million and $88.1 million, respectively. The allowance for credit losses related to impaired loans at December 31, 1996 and 1995 was $31.4 million and $43.3 million, respectively. Impaired loans of $0.9 million and $2.7 million were not subject to a related allowance for credit losses at December 31, 1996 and 1995, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:

In millions                                      1996        1995        1994
                                                -----       -----       -----
Interest income

     As originally contracted................   $25.1        15.3        15.4
     As recognized...........................    (7.3)       (3.6)       (3.1)
                                                -----        ----        ----
        Reduction of interest income.........   $17.8        11.7        12.3
                                                =====        ====        ====


There were no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1996.

Leveraged lease financing amounted to $151.1 million and $140.9 million at December 31, 1996 and 1995, respectively. Deferred income taxes related to leveraged leases amounted to $115.5 million and $111.2 million at the same dates, respectively.

Loans and leases totaling $4,614.6 million and $4,325.2 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1996 and 1995, respectively.

Loans to executive officers and directors (and their associates) of the corporation and its significant subsidiaries, made in the ordinary course of business, were not material at December 31, 1996 and 1995.

Loans held for sale at December 31, 1996 consisted of $2,827.6 million in student loans. Loans held for sale at December 31, 1995 included $2,336.5 million in student loans and $1,007.4 million in credit card receivables.

6.  Premises and Equipment

The carrying value of premises and equipment at December 31 was:

In millions                                                 1996           1995
                                                      ----------       --------
Owned

Land................................................   $   151.1          124.3
Premises and improvements...........................       988.7          798.8
Furniture, fixtures and equipment...................     1,298.3        1,137.3
                                                       ---------       --------
   Total............................................     2,438.1        2,060.4
                                                       ---------       --------
Capitalized leases

Premises............................................        19.1           20.1
Equipment...........................................         2.1            4.5
                                                       ---------       --------
   Total............................................        21.2           24.6
                                                       ---------       --------
Total premises and equipment........................     2,459.3        2,085.0
Less accumulated depreciation and amortization......    (1,258.4)      (1,050.9)
                                                       ---------       --------
Premises and equipment, net.........................   $ 1,200.9        1,034.1
                                                       =========       ========

7.  Certificates of Deposit Over $100,000

The corporation had certificates of deposit over $100,000 of $3,457.1 million and $2,504.6 million at December 31, 1996 and 1995, respectively. Interest expense on certificates of deposit over $100,000 was $177.1 million, $139.9 million and $69.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. There were no brokered certificates of deposit at December 31, 1996 and 1995.

8.  Short-term Borrowings

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.

At December 31, 1996, the corporation had available lines of credit totaling $2,357.7 million, including $2,057.7 million at a subsidiary, Norwest Financial. A portion of these financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

At December 31, 1996, the corporation had commercial paper placement agreements totaling $300.0 million (included in the $2,357.7 million reported in the preceding paragraph).

Short-Term Borrowings

                                                                         1996                   1995                     1994
                                                                  -----------------     --------------------       ----------------
In millions, except rates                                           Amount    Rate         Amount      Rate        Amount      Rate
                                                                  --------    -----     ---------      -----       -------   ------
At December 31,
Commercial paper............................................      $3,466.0    5.26%     $ 3,129.2     5.77%      $2,544.9     5.87%
Federal funds purchased and securities sold under
   agreements to repurchase.................................       2,665.0    5.47        3,563.6     5.10        4,252.5     5.79
Other.......................................................       1,441.6    5.75        1,834.4     5.88        1,052.8     5.68
                                                                  --------              ---------                --------
     Total..................................................      $7,572.6    5.43      $ 8,527.2     5.52       $7,850.2     5.81
                                                                  ========              =========                ========
For the year ended December 31,
Average daily balance

Commercial paper............................................      $4,277.5    5.37%     $ 3,364.3     6.01%      $2,672.1     4.42%
Federal funds purchased and securities sold under
   agreements to repurchase.................................       2,925.0    5.03        3,854.9     5.78        2,966.7     4.34
Other.......................................................       1,351.1    5.71        1,518.4     5.97          989.7     4.38
                                                                  --------              ---------                --------
     Total..................................................      $8,553.6    5.31      $ 8,737.6     5.90       $6,628.5     4.38
                                                                  ========              =========                ========
Maximum month-end balance

Commercial paper............................................      $5,357.7     NA       $ 4,981.0      NA        $2,949.3      NA
Federal funds purchased and securities sold under
   agreements to repurchase.................................       3,366.9     NA         5,670.6      NA         4,252.5      NA
Other.......................................................       1,760.9     NA         2,321.1      NA         1,341.6      NA

NA--Not applicable.

9.  Long-term Debt

Long-term debt at December 31 consisted of:

In millions                                                                             1996                1995
                                                                                    --------             -------
Norwest Corporation (parent company only)
Medium-Term Notes, Series A, 5.58% to 5.74%, due 1998...........................   $     6.6                57.5
Medium-Term Notes, Series C, 4.93% to 5.14%, due 1998...........................         1.5                23.4
Floating Rate Medium-Term Notes, Series C, due 1998.............................       105.0               180.4
Medium-Term Notes, Series D, 7.125% to 8.15%, due 1999 to 2001..................       375.0               375.0
Floating Rate Medium-Term Notes, Series D, due 1999.............................       200.0               600.0
Medium-Term Notes, Series E, 7.70% to 8.67%, due 1997 to 2002...................       550.0               750.0
Floating Rate Medium-Term Notes, Series E, due 1997 to 1998.....................       250.0               250.0
Medium-Term Notes, Series F, 6.50% to 7.68%, due 2000 to 2005...................     1,000.0             1,000.0
Medium-Term Notes, Series G, 5.75% to 6.875%, due 1998 to 2006..................     1,950.0             1,050.0
Floating Rate Medium-Term Notes, Series G, due 1998.............................        25.0                25.0
Medium-Term Notes, Series H, 5.625% to 6.75%, due 2001 to 2006..................       400.0                  --
Medium-Term Notes, Series J, 6.55% due 2006.....................................       200.0                  --
Floating Rate Euro Medium-Term Notes, due 2001..................................       300.0                  --
5.75% Senior Notes, due 1998....................................................       100.0               100.0
6% Senior Notes, due 2000.......................................................       200.0               200.0
Senior Debt, 7.816% due 1996....................................................          --               150.0
6.003% Senior Note, due 1997....................................................       200.0               200.0
Floating Rate Senior Note, due 1996.............................................          --               330.0
ESOP Series A Notes, 8.42% due 1996.............................................          --                31.0
ESOP Series B Notes, 8.52% due 1999.............................................        13.3                13.3
9 1/4% Subordinated Capital Notes, due 1997.....................................       100.0               100.0
6 5/8 % Subordinated Notes, due 2003............................................       200.0               200.0
6 3/4% Convertible Subordinated Debentures, due 2003............................         0.1                 0.1
6.65% Subordinated Debentures, due 2023.........................................       200.0               200.0
Other notes.....................................................................         7.5                 5.2
                                                                                   ---------            --------
      Total ....................................................................     6,384.0             5,840.9
                                                                                   ---------            --------
Norwest Financial, Inc. and its subsidiaries
Senior Notes, 5.125% to 8.65%, due 1997 to 2007.................................     4,080.9             3,864.5
Senior Subordinated Notes, 5.20% to 7.875%, due 1997 to 1998....................        52.0               217.0
                                                                                   ---------            --------
      Total.....................................................................     4,132.9             4,081.5
                                                                                   ---------            --------
Other consolidated subsidiaries
FHLB Notes and Advances, 3.15% to 8.38%, due 1997 through 2026..................       477.2               465.0
Floating Rate FHLB Advances, due 1997 through 2011..............................     2,050.0             3,202.7
12.25% Senior Notes, due 1998 to 2000...........................................         2.5                 3.3
Floating Rate Senior Note, due 1997.............................................          --                20.0
Other notes and debentures, due 1997 through 2005...............................        18.7                44.9
Mortgages payable...............................................................         0.4                 0.5
Capital lease obligations.......................................................        16.5                18.0
                                                                                   ---------            --------
      Total.....................................................................     2,565.3             3,754.4
                                                                                   ---------            --------
      Consolidated long-term debt...............................................   $13,082.2            13,676.8
                                                                                   =========            ========

Notes and debentures of the corporation and Norwest Financial, Inc. and its subsidiaries are unsecured. During 1996, the corporation issued $1.5 billion of Medium-Term Notes in the domestic market. Such issuances included $900 million of Medium-Term Notes, Series G, $400 million of Medium-Term Notes, Series H and $200 million of Medium-Term Notes, Series J. The corporation also issued $300 million in Euro Medium-Term Notes. During 1995, the corporation issued $2.875 billion of Medium-Term Notes, including $800 million of Medium-Term Notes, Series E, $1 billion of Medium-Term Notes, Series F and $1.075 billion of Medium-Term Notes, Series G. Medium-Term Notes represent senior, unsubordinated debt and rank equally with all other unsecured and unsubordinated debt of the corporation.

The corporation has entered into various interest rate swap agreements to exchange the fixed interest rate on certain debt issuances for a variable rate. Through the use of such instruments, the corporation has synthetically altered the rate on certain notional amounts of outstanding Medium-Term notes with resulting effective rates of interest as follows: Series D, $375 million ranging from one-month LIBOR (London Inter-Bank Offered Rate) less 95 basis points to three-month LIBOR plus seven basis points; Series E, $225 million ranging from three-month LIBOR less seven basis points to three-month LIBOR plus five basis points; Series F, $500 million ranging from three-month LIBOR less 92 basis points to three-month LIBOR plus seven basis points; Series G, $1,950 million ranging from three-month LIBOR less 19 basis points to three-month LIBOR plus 16 basis points; Series H, $400 million at three-month LIBOR less nine basis points to three-month LIBOR plus five basis points; and Series J, $200 million at three-month LIBOR less one basis point.

The corporation has also entered into interest rate swap agreements to exchange the fixed rate on other outstanding debt issuances for a variable rate of interest as follows: 5 3/4% Senior Notes, $100 million at a rate of three-month LIBOR less 46 basis points; 6 5/8% Subordinated Notes due 2003, $200 million at a rate of one-month LIBOR less 37 basis points; and 9 1/4% Subordinated Capital Notes, $50 million at a rate of six-month LIBOR plus 13 basis points.

The corporation has closed two interest rate swap agreements related to the Medium-Term Notes, Series F. The corporation has also entered into and subsequently closed an interest rate swap agreement on $50 million of the 6% Senior Notes due 2000.

Rates on outstanding floating rate debt issuances are as follows: Floating Rate Medium-Term Notes, Series C, three-month LIBOR plus 10 basis points; Floating Rate Medium-Term Notes, Series D, three-month LIBOR plus five basis points; Floating Rate Medium-Term Notes, Series E, three-month LIBOR plus five basis points to three-month LIBOR plus 10 basis points; Floating Rate Medium-Term Notes, Series G, three-month LIBOR plus eight basis points; and Euro Medium-Term Notes, three-month LIBOR plus five basis points.

The corporation has the option to call $100 million of Medium-Term Notes, Series F beginning May 10, 1998 upon 30 days notice. The corporation may call $50 million of Medium-Term Notes, Series C, on March 20, 1997 and on any interest payment date thereafter. The corporation has called $25 million of the fixed rate Medium-Term Notes, Series E as of January 21, 1997.

The 9 1/4% Subordinated Capital Notes due 1997 are redeemable at the option of the corporation at the principal amount in exchange for an equivalent market value of common stock, perpetual preferred or other eligible primary capital securities of the corporation or cash at the bondholder's election if the corporation determines that the debt no longer constitutes primary capital or ceases to be treated as primary capital by the regulatory authorities. The corporation is required to sell or issue common stock, preferred stock or any other capital securities, as determined by the regulatory authorities, and dedicate the proceeds to the retirement or redemption of the principal amount of these subordinated capital notes. Proceeds of equity offerings have been designated to redeem the full amount of the subordinated debentures.

The 6 5/8% Subordinated Notes due 2003 are unsecured and subordinated to all present and future senior debt of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant or agreement of the corporation.

The 6 3/4% Convertible Subordinated Debentures due 2003 can be converted into common stock of the corporation at $5 per share subject to adjustment for certain events. Repayment is subordinated, but only to the extent described in the indenture relating to the debentures, to the prior payment in full of all of the corporation's obligations for borrowed money. The subordinated debentures are redeemable at the principal amount plus a premium of 34 basis points in 1997 and thereafter without a premium.

The 6.65% Subordinated Debentures due 2023 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of a default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

During 1996, Norwest Financial, Inc. issued a total of $525 million of senior notes bearing interest at rates ranging from 6.375 percent to 6.68 percent and due dates ranging from September 1999 to November 2003.

The floating rate FHLB advances bear interest at LIBOR less 17 basis points and interest at rates ranging from one-month LIBOR less 15 basis points to the one-month LIBOR less four basis points, and the three-month LIBOR less 15 basis points to the three-month LIBOR less seven basis points. The maturities of the FHLB advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Based upon these factors and the LIBOR rate in effect at December 31, 1996, the maturity dates range from 1997 to 2011.

Mortgages payable consist of notes secured by deeds of trust on premises and certain other real estate owned with a net book value of $0.4 million at December 31, 1996. Interest rates on the mortgages payable range up to 12.0 percent with maturities through the year 1998.

Maturities of long-term debt at December 31, 1996 were:

                                                                                                 Parent
In millions                                                     Consolidated               Company Only
                                                                ------------               ------------
1997.........................................................      $ 2,742.4                      905.4
1998.........................................................        1,467.7                      543.3
1999.........................................................        1,681.0                      980.8
2000.........................................................        1,543.4                      826.5
2001.........................................................        1,083.0                      801.4
Thereafter...................................................        4,564.7                    2,326.6
                                                                   ---------                    -------
    Total....................................................      $13,082.2                    6,384.0
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

                                                                                              Annual
                                                                                             Dividend              Amount
In millions, except share and per share amounts                    Shares Outstanding          Rate              Outstanding
                                                                -------------------------    --------       ---------------------
                                                                      1996          1995       1996          1996          1995
                                                                ----------    ----------     --------       ------         -----
Cumulative Tracking, $200 stated value......................       980,000       980,000        9.30%       $196.0         196.0
1996 ESOP Cumulative Convertible, $1,000 stated value.......        24,469            --        8.50%         24.5            --
1995 ESOP Cumulative Convertible, $1,000 stated value.......        22,716        24,572       10.00%         22.7          24.5
ESOP Cumulative Convertible, $1,000 stated value............        11,594        12,984        9.00%         11.6          13.0
10.24% Cumulative, $100 stated value........................            --     1,127,125          --           --          112.7
Less: Cumulative Tracking shares held by a subsidiary.......       (25,000)      (25,000)                     (5.0)         (5.0)
                                                                 ---------     ---------                    ------         -----
                                                                 1,013,779     2,119,681                     249.8         341.2
                                                                 =========     =========
Unearned ESOP shares........................................                                                 (61.0)        (38.9)
                                                                                                            ------        ------
    Total preferred stock...................................                                                $188.8         302.3
                                                                                                            ======        ======

On February 26, 1996, the corporation issued 59,000 shares of 1996 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share (1996 ESOP Preferred Stock). The corporation issued 63,000 shares of 1995 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share (1995 ESOP Preferred Stock) on March 28, 1995 and 40,900 shares of ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share, on March 31, 1994. All shares of the 1996 ESOP Preferred Stock, 1995 ESOP Preferred Stock and the ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) were issued to a trustee acting on behalf of the Norwest Corporation Savings Investment Plan and Master Savings Trust (the Plan). Dividends are cumulative from the date of initial issuance and are payable quarterly at an annual rate of 8.50 percent for the 1996 ESOP Preferred Stock, 10.00 percent for the 1995 ESOP Preferred Stock and 9.00 percent for the ESOP Cumulative Convertible Preferred Stock. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is convertible into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. In 1996, 37,777 shares of ESOP Preferred Stock were converted into 985,155 shares of the corporation's common stock. During 1995 and 1994, 40,009 shares and 26,635 shares of ESOP Preferred Stock were converted into 1,360,749 shares and 1,094,593 shares of common stock of the corporation, respectively. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designation of the ESOP Preferred Stock.

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

On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 25,000 shares were held by a subsidiary at December 31, 1996 and 1995. Dividends on shares of Cumulative Tracking Preferred Stock are cumulative from the date of issue and are payable quarterly. The initial dividend rate is 9.30 percent per annum. The dividend rate is reset on January 1, 2000, and on January 1 of each fifth year thereafter. The reset rate is the greater of the 5-, 10-, 30-year Treasury rate or three-month LIBOR plus 250 basis points. At the time of initial issuance of the shares of Cumulative Tracking Preferred Stock, the holders thereof became assignees of the corporation's beneficial interest in an equivalent number of Class A preferred limited liability company interests of Residential Home Mortgage, L.L.C., a subsidiary of the corporation. Holders of shares of Cumulative Tracking Preferred Stock are entitled to receive, in addition to the dividends, certain additional cash distributions that are based on the results of operations of the limited liability company. The shares of Cumulative Tracking Preferred Stock may be redeemed after December 31, 1999, at the option of the corporation. The shares of Cumulative Tracking Preferred Stock rank on a parity, both as to payment of dividends and the distribution of assets upon liquidation, with the corporation's ESOP Preferred Stock. The Cumulative Tracking Preferred Stock ranks prior, both as to payment of dividends and the distribution of assets upon liquidation, to common stock and, if any, the corporation's junior participating preferred stock. At December 31, 1996, there were two holders of record of the Cumulative Tracking Preferred Stock.

All shares of the corporation's 10.24% Cumulative Preferred Stock, $100 stated value, in the form of 4,508,500 depositary shares, were called for redemption on January 2, 1996. Each depositary share represented one-quarter of a share of such preferred stock. Dividends were cumulative from the date of issue and were payable quarterly at 10.24 percent per annum. The shares were redeemed in accordance with their terms at the stated value. During 1994, the corporation repurchased 4,125 shares of 10.24% Cumulative Preferred Stock.

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

Common Stock During 1996, 1995 and 1994, holders of $5,000, $135,000 and $25,000, respectively, of convertible subordinated debentures exchanged such debt for 1,000 shares, 27,000 shares and 5,000 shares, respectively, of the corporation's common stock. At December 31, 1996, there were six holders of record of the convertible subordinated debentures.

Under the corporation's dividend reinvestment and common stock purchase plan, participants may purchase shares of common stock at market prices with reinvested dividends and optional cash investments up to $30,000 per quarter.

The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:

                                                                                                   1996               1995
                                                                                           ------------       ------------
Stock incentive plans...........................................................             45,401,976         22,284,062
Convertible subordinated debentures and warrants*...............................             17,981,674         13,518,588
Dividend reinvestment...........................................................              1,672,130            155,872
Invest Norwest Program..........................................................              1,120,993          1,471,126
Savings Investment Plans and Executive Incentive Compensation Plan..............              4,399,384          6,581,393
Directors' Formula Stock Award and Stock Deferral Plans.........................                326,791            347,101
Employees' deferral plans.......................................................                942,340          1,038,214
                                                                                             ----------         ----------
Total...........................................................................             71,845,288         45,396,356
                                                                                             ==========         ==========

*Includes warrants issued by the corporation to subsidiaries to purchase shares of the corporation's common stock as follows: 4,464,086 shares at $80.00 per share in 1996, 5,500,088 shares at $75.00 per share in 1995 and 8,000,000 shares at $70.00 per share in 1994.

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

11.  Employee Benefit and Stock Incentive Plans

Savings Investment Plans Under the Savings Investment Plan (SIP), each eligible employee may contribute on a before-tax basis up to 12 percent of his or her certified earnings, and the contributions will be matched 100 percent by the corporation up to six percent of the employee's certified earnings. However, SIP participants who are also eligible to participate in the Employees' Deferred Compensation Plan may only contribute up to six percent of certified earnings. The corporation's matching contributions vest 25 percent per year of eligibility. All of the corporation's matching contributions are invested in the corporation's common stock. The employee's contributions are invested in a diversified bond, growth equity, S&P 500 Index, stable return or Norwest common stock fund, or a combination thereof, at the employee's direction. The corporation also maintains a Supplemental Savings Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code, are credited to an account for the participant. Contribution expense for the plans amounted to $33.0 million, $37.5 million and $30.4 million in 1996, 1995 and 1994, respectively.

The corporation's SIP contains Employee Stock Ownership Plan (ESOP) provisions under which the SIP may borrow money to purchase the corporation's common or preferred stock. Beginning in 1994, the corporation has loaned money to the SIP which has been used to purchase shares of the corporation's ESOP Preferred Stock. As ESOP Preferred Stock is released and converted into common shares, compensation expense is recorded equal to the current market price of the common shares. Dividends on the common shares allocated as a result of the release and conversion of the ESOP Preferred Stock are recorded as a reduction of retained earnings and the shares are considered outstanding for purposes of earnings per share computations. Dividends on the unallocated ESOP Preferred Stock are not recorded as a reduction of retained earnings, and the shares are not considered to be common stock equivalents for purposes of earnings per share computations. Each quarter, the corporation makes contributions to the SIP which, along with dividends paid on the ESOP Preferred Stock, are used to make loan principal and interest payments. With each principal and interest payment, a portion of the ESOP Preferred Stock is released and, after conversion of the ESOP Preferred Stock into common shares, allocated to participating employees.

In 1989, the corporation loaned money to the SIP which was used to purchase shares of the corporation's common stock (the 1989 ESOP shares). The corporation accounts for the 1989 ESOP shares in accordance with AICPA Statement of

Position 76-3. Accordingly, the corporation's ESOP loans to the SIP related to the purchase of the 1989 ESOP shares are recorded as a reduction of stockholders' equity, and compensation expense based on the cost of the shares is recorded as shares are released and allocated to participants' accounts. The 1989 ESOP shares are considered outstanding for purposes of earnings per share computations and dividends on the shares are recorded as a reduction to retained earnings. The 1989 ESOP shares also include ESOP shares acquired in conjunction with business combinations accounted for under the pooling of interests method of accounting. The loans from the corporation to the SIP are repayable in monthly installments through April 26, 1999, with interest at 8.45 percent. Interest income on these loans was $1.2 million, $1.1 million and $1.2 million in 1996, 1995 and 1994, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $3.7 million per year in 1996, 1995 and 1994. Total dividends paid to the SIP on ESOP shares were as follows:

In millions                                                                  1996              1995               1994
                                                                            -----             -----              -----
ESOP Preferred Stock:
  Common dividends...........................................              $  2.9               1.5                0.3
  Preferred dividends........................................                 3.2               3.5                1.7
1989 ESOP shares:
  Common dividends...........................................                 9.1               7.7                6.8
                                                                            -----             -----              -----

Total.........................................................              $15.2              12.7                8.8
                                                                            =====             =====              =====



The ESOP shares as of December 31 were as follows:

In millions, except shares                                                                      1996              1995
                                                                                          ----------         ---------
ESOP Preferred Stock:
  Allocated shares (common)......................................................          3,290,423         2,305,807
  Unreleased shares (preferred)..................................................             58,779            37,556
1989 ESOP shares:
  Allocated shares...............................................................          7,691,061         7,108,304
  Unreleased shares..............................................................            996,989         1,249,799

Fair value of unearned ESOP shares...............................................              $58.8              37.6


Norwest Financial Services, Inc. has a thrift and profit sharing plan for its employees in which eligible employees may make basic contributions of up to 6% of their compensation and supplemental contributions up to an additional 4% of their compensation. Norwest Financial Services, Inc. makes a matching contribution of 25 percent of the basic employee contributions. Norwest Financial Services, Inc. may also make a profit sharing contribution with the amount determined by the percentage return on equity of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the plan was $15.3 million, $12.1 million and $12.3 million in 1996, 1995 and 1994, respectively.

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

The combined plans' funded status at December 31 is presented below.


In millions                                                                                  1996              1995
                                                                                         --------          --------

Plan assets at fair value*......................................................         $1,111.3             891.5
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits
      of $693.1 and $613.3 in 1996 and 1995, respectively.......................            755.8             666.8
   Projected benefit obligation for service rendered to date....................            927.6             868.1
                                                                                         --------             -----
Plan assets greater than projected benefit obligation...........................           (183.7)            (23.4)
Unrecognized net gain from past
   experience different from that assumed and
   effects of changes in assumptions............................................            155.6              45.1
Unrecognized net asset being amortized over
   approximately 17 years.......................................................             10.1              11.5
Unrecognized prior service cost.................................................              0.6               1.7
                                                                                         --------             -----
(Prepaid pension assets) accrued pension liabilities
   included in other (assets) liabilities.......................................         $  (17.4)             34.9
                                                                                         ========             =====

*Consists primarily of listed stocks and bonds and obligations of the U.S. government and its agencies.

The components of net pension expense for the years ended December 31 are presented below.


In millions                                                                 1996              1995              1994
                                                                          ------           -------            ------
Service cost-benefits earned during the year.................             $ 42.8              45.4              43.5
Interest cost on projected benefit obligation................               57.2              55.4              48.9
Actual return on plan assets.................................             (156.4)           (156.5)             (6.0)
Net amortization and deferral*...............................               79.5             105.6             (17.8)
                                                                          ------            ------            ------
Net pension expense..........................................             $ 23.1              49.9              68.6
                                                                          ======            ======            ======

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and the amortization of the unrecognized net gains and losses over five years.

The corporation also has established grantor trusts to be used to satisfy in part its non-qualified pension benefit liabilities. The market value of these trusts was $70.5 million and $52.0 million as of December 31, 1996 and 1995, respectively, and is not included in plan assets as presented above.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was seven percent for both 1996 and 1995. The rate of increase in future compensation levels used in actuarial computations was five percent in 1996 and six percent in 1995. The expected long-term rate of return on assets was eight percent in 1996 and six percent in 1995.

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

In millions                                                                                 1996               1995
                                                                                         -------            -------

Plan assets at fair value*.....................................................          $ 124.4               91.7
Accumulated postretirement benefit obligation:
    Retirees...................................................................             77.2               86.5
    Fully eligible active plan participants....................................              0.8                0.5
    Other active plan participants.............................................            124.8              112.3
                                                                                         -------            -------
                                                                                           202.8              199.3
Plan assets less than accumulated
     postretirement benefit obligation.........................................             78.4              107.6
Unrecognized net gain (loss)...................................................             15.9               (5.0)
Unrecognized prior service cost................................................             (1.9)              (0.8)
                                                                                         -------            -------
Accrued postretirement benefit liabilities included in
     other liabilities.........................................................          $  92.4              101.8
                                                                                         =======            =======

*Consists primarily of life insurance policies, listed stocks and bonds and obligations of the U.S. government and its agencies.

The components of net periodic postretirement benefit expense for the years ended December 31 are presented below.

In millions                                                                  1996            1995               1994
                                                                          -------          ------             ------
Service cost-benefits earned during the year..................             $ 11.6            10.7                9.0
Interest cost on accumulated postretirement
  benefit obligation..........................................               13.0            12.7               11.4
Actual return on plan assets..................................              (13.7)          (15.2)               2.7
Net amortization and deferral*................................                4.9            13.6               (1.7)
                                                                           ------          ------             ------
Net periodic postretirement benefit expense...................             $ 15.8            21.8               21.4
                                                                           ======          ======             ======

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and amortization of gains and losses over five years.

For measurement purposes, a 10.0 percent annual increase in the cost of covered health care benefits is assumed in the first year. This rate is assumed to decrease to eight percent after five years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by approximately $29.7 million at December 31, 1996, and the service and interest components of the net periodic cost by $4.4 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was seven percent in 1996 and 1995. The expected long-term rate of return on plan assets after taxes was 4.8 percent for 1996 and 3.6 percent for 1995.

Stock Incentive Plans The corporation grants stock incentives to key employees under the Long-Term Incentive Compensation Plan (LTICP) approved by the stockholders in 1985. In 1988, 1991, 1993 and 1996, the stockholders approved amendments which increased the number of shares that may be distributed under the LTICP. Shares which are not used because the terms of an award are not met, and shares which are used by a participant to pay all or part of the purchase price of an option, may again be used for awards under the LTICP.

At the discretion of a committee comprised of non-management directors, participants may be granted stock options, stock appreciation rights, restricted stock, performance awards, and stock awards without restrictions. At December 31, 1996, 209,615 shares of restricted stock and options to acquire 13,635,898 shares of common stock were outstanding under the LTICP.

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

On July 23, 1996, the corporation's board of directors approved the Norwest Corporation Best Practices PartnerShares Plan, a broad-based employee stock option plan. In conjunction with the plan's approval, options for 4,875,950 shares, with an exercise price of $33.125 per share, were granted to full and part-time employees who are not participants in the LTICP. Options are generally exercisable upon the earlier of July 24, 2001, or the first date the closing market value of the corporation's common stock equals or exceeds $60 per share.

The corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock incentive plans. Accordingly, no compensation cost has been recognized for the fixed option plans. Proceeds from stock options exercised are credited to common stock and surplus. There are no charges or credits to expense with respect to the granting or exercise of options since the options were issued at fair market value on their respective dates of grant. Had compensation cost for the corporation's stock-based compensation plans been determined consistent with FAS 123, the corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


In millions, except per common share amounts

                                                                                              1996               1995
                                                                                         ---------          ---------
Net income
  As reported.................................................................            $1,153.9              956.0
  Pro forma...................................................................             1,143.8              953.2
Earnings per common share:
   Primary
      As reported.............................................................                3.07               2.76
      Pro forma...............................................................                3.04               2.75
   Fully diluted
      As reported.............................................................                3.07               2.73
      Pro forma...............................................................                3.04               2.72

The fair value for each option grant for the LTICP and the Best Practices PartnerShares Plan utilized in the foregoing pro forma amounts is estimated on the date of grant using an option pricing model. The model incorporates the following weighted-average assumptions used for grants in 1996 and 1995: 15.45 percent dividend growth; 20 percent expected volatility; risk-free interest rates ranging from 5.11 percent to 7.84 percent; and expected lives ranging from 1 to 5 years.

Stock Option Transactions In connection with the acquisition of Benson Financial Corporation (Benson) in 1996, the corporation assumed Benson's obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 55,382 shares of the corporation's common stock. At December 31, 1996, 26,900 of such options remain outstanding.

In connection with the 1994 acquisition of First National Bank of Kerrville (Kerrville), the corporation assumed Kerrville's obligations under a stock option plan. As a result of the acquisition, all options under the plan were converted into options to acquire 181,300 shares of the corporation's common stock, of which 69,200 options remain outstanding as of December 31, 1996.

In connection with the 1993 acquisition of Financial Concepts Bancorp, Inc. (Financial Concepts), the corporation assumed Financial Concepts' obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 99,712 shares of the corporation's common stock. At December 31, 1996, 39,264 of such options remain outstanding.

In connection with the 1993 acquisition of Lincoln Financial Corporation (Lincoln), the corporation assumed Lincoln's obligations under two stock option plans and a Director's Stock Compensation Plan. Under terms of the option plans, stock options were granted as either incentive stock options or non-qualified options, at prices not less than market value at the dates of grant, and became exercisable not less than one year from the date of grant. As of the effective time of the acquisition, Lincoln's stock option plans were terminated and all outstanding options were vested and converted into options to purchase shares of the corporation's common stock. In addition, all restrictions on outstanding restricted stock were terminated. At December 31, 1996, options to acquire 15,204 shares of common stock were outstanding under one of Lincoln's stock option plans.

In connection with the United Banks of Colorado, Inc. (United) merger in 1992, the corporation assumed United's obligations under two stock option plans and the Outside Directors' Supplemental Compensation Plan. Exercise prices were based upon the fair market value of United's common stock on the date of grant. As a result of the merger, all options under these plans were vested and converted into options to acquire the corporation's common stock. In addition, immediately prior to the merger, all outstanding awards under the United Restricted Stock Rights Award Plan were accelerated and converted into United's common stock and this plan was terminated. At December 31, 1996, options to acquire 15,250 shares were outstanding under one of United's stock option plans.

A summary of stock option activity under the LTICP and acquired plans is presented below.


                                                                       Options                                 Weighted
                                                                     Available         Options                  Average
                                                                     for Grant      Outstanding          Exercise Price
                                                                   -----------      -----------          --------------
December 31, 1993...........................................        16,230,153        9,361,601              $  15.8135
  Granted*..................................................        (8,301,975)       8,301,975                 25.4183
  Shares Swapped............................................           802,038               --
  Exercised.................................................                --       (2,025,118)                13.4356
  Cancelled.................................................           103,650         (103,650)                22.3140
  Restricted Stock Awards...................................           (68,500)              --
  Acquisition of Kerrville..................................                --          181,300                  5.7324
  Termination of First United Plans.........................          (842,827)              --
                                                                    ----------       ----------                --------
December 31, 1994 (8,484,333 options exercisable)...........         7,922,539       15,716,108                 21.0760
  Granted* (Weighted average fair
   value $3.9425 per option)................................        (1,860,221)       1,860,221                 29.5770
  Shares Swapped............................................           615,809               --
  Exercised.................................................                --       (1,926,576)                16.0832
  Cancelled.................................................           329,518         (329,636)                25.3011
  Restricted Stock Awards...................................           (43,700)              --
                                                                    ----------       ----------                --------
December 31, 1995 (9,613,594 options exercisable)...........         6,963,945       15,320,117                 22.6449
  Shareholder amendment                                             17,500,000               --
  Granted* (Weighted average fair
    value $5.8286 per option)...............................        (2,121,225)       2,121,225                 36.0802
  Shares Swapped............................................         2,020,961               --
  Exercised.................................................                --       (3,433,829)                21.5336
  Cancelled.................................................           261,179         (261,179)                27.3757
  Restricted Stock Awards...................................           (24,000)              --
  Acquisition of Benson.....................................                --           55,382                  9.4820
                                                                    ----------       ----------                --------
December 31, 1996 (10,408,956 options exercisable)..........        24,600,860       13,801,716                $24.9636
                                                                    ==========       ==========                ========

*Includes 1,340,400, 589,138 and 1,040,750 AO grants at December 31, 1996, 1995 and 1994, respectively.

The following table summarizes information about stock options outstanding at December 31, 1996 with respect to the LTICP and acquired plans.

                                                  Options Outstanding                                   Options Exercisable
                            --------------------------------------------------------------   ---------------------------------------

                                                   Weighted Average
                                 Number               Remaining
       Range of              Outstanding at       Contractual Life      Weighted Average      Number Exercisable    Weighted Average
    Exercise Prices         December 31, 1996          in Years           Exercise Price     at December 31, 1996    Exercise Price
 ---------------------      -----------------   ---------------------  -------------------   --------------------  -----------------


   $4.4816 -4.99                   47,200                  5.2             $  4.4816                    47,200           $  4.4816
      5.00 -9.99                  412,386                  2.6                7.8970                   412,386              7.8970
     10.00 -14.99               1,800,860                  3.1               13.3723                 1,800,860             13.3723
     15.00 -19.99                 840,008                  2.7               18.4182                   840,008             18.4182
     20.00 -24.99                 827,263                  3.9               22.2984                   822,596             22.2990
     25.00 -29.99               7,074,073                  6.9               25.9741                 4,673,915             26.0838
     30.00 -34.99               1,627,713                  8.4               32.9050                   784,078             32.8277
     35.00 -39.99                 923,276                  7.5               36.7117                   848,476             36.7304
     40.00 -44.99                 141,058                  6.3               42.3197                   141,058             42.3197
     45.00 -46.4375               107,879                  9.0               46.2236                    38,379             45.8364
                               ----------                                                           ----------
                               13,801,716                                                           10,408,956
                               ==========                                                           ==========

The weighted average fair value of options granted under the corporation's Best Practices PartnerShares Plan during 1996 was $5.673 per option. With respect to options granted under the Best Practices PartnerShares Plan during 1996, 4,412,900 options were outstanding at December 31, 1996, of which 4,300 are currently exercisable. During 1996, 300 options were exercised and 462,750 options were cancelled.

12.  Income Taxes

Components of income tax expense were:

In millions                                                                 1996              1995               1994
                                                                          ------            ------             ------


Current
Federal.....................................................              $374.2             468.2               49.7
State.......................................................                10.5              41.7                6.2
Foreign.....................................................                37.1              27.3               11.6
                                                                          ------            ------             ------
   Total current............................................               421.8             537.2               67.5
                                                                          ------            ------             ------
Deferred
Federal.....................................................               173.5             (56.5)             278.5
State.......................................................                36.7             (11.4)              31.1
Foreign.....................................................                (4.4)             (2.5)               3.1
                                                                          ------            ------             ------
   Total deferred...........................................               205.8             (70.4)             312.7
                                                                          ------            ------             ------
   Total....................................................              $627.6             466.8              380.2
                                                                          ======            ======             ======

Income tax benefit applicable to net losses on investment securities for the years ended December 31, 1996, 1995 and 1994 was $16.5 million, $14.6 million and $29.3 million, respectively.

Income before income taxes from operations outside the United States was $85.5 million, $56.6 million, and $33.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

The net deferred tax liability (asset) included the following major temporary differences at December 31:


In millions                                                                                 1996                1995
                                                                                       ---------            --------
Deferred tax liabilities
      Depreciation.............................................................        $    38.9                35.5
      Lease financing..........................................................            252.0               181.2
      Mark to market...........................................................            160.1                79.5
      Mortgage servicing.......................................................            483.2               234.6
      FAS 115 adjustment.......................................................            167.2               187.5
      Other....................................................................            121.3                57.4
                                                                                       ---------            --------
        Total deferred tax liabilities.........................................          1,222.7               775.7
                                                                                       ---------            --------
Deferred tax assets
      Provision for credit losses..............................................           (271.3)             (259.0)
      Expenses deducted when paid..............................................           (233.8)             (178.2)
      Postretirement benefits other than pensions..............................            (50.3)              (34.3)
      Other....................................................................           (213.1)             (117.3)
                                                                                       ---------            --------
        Total deferred tax assets..............................................           (768.5)             (588.8)
Valuation allowance............................................................              --                   --
                                                                                       --------             --------
      Deferred tax assets, net.................................................           (768.5)             (588.8)
                                                                                       ---------            --------
Total net deferred tax liability...............................................        $   454.2               186.9
                                                                                       =========            ========

The corporation has determined that it is not required to establish a valuation reserve for any of the deferred tax assets since it is more likely than not that these assets will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on federal taxable income of over $2.0 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

The deferred tax liability related to FAS 115 had no impact on 1996 or 1995 income tax expense as the effect of unrealized gains and losses, net of taxes, was recorded in stockholders' equity.

A reconciliation of the federal income tax rate to effective income tax rates follows:

                                                                         1996                1995              1994
                                                                       ------              ------           -------
Federal income tax rate.......................................           35.0%               35.0              35.0
Adjusted for
    State income taxes........................................            1.7                 1.4               2.0
    Tax-exempt income.........................................           (1.5)               (1.9)             (2.4)
    Other, net................................................             --                (1.7)             (2.4)
                                                                       ------              ------           -------
Effective income tax rate.....................................           35.2%               32.8              32.2
                                                                       ======              ======           =======

13.  Commitments and Contingent Liabilities

At December 31, 1996, the corporation and its subsidiaries were obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals), net of sublease rentals, amounted to $227.6 million, $187.4 million and $174.1 million in 1996, 1995 and 1994, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals, with terms of one year or more, at December 31, 1996 were:

                                                   Capital            Operating
In millions                                         Leases               Leases
                                                   -------            ---------
1997.............................................. $   2.0           $    164.1
1998..............................................     2.0                116.3
1999..............................................     2.0                101.5
2000..............................................     2.0                 88.8
2001..............................................     2.0                 85.5
Thereafter........................................    29.3                610.1
                                                   -------           ----------
Total minimum rental payments.....................    39.3           $  1,166.3
                                                                     ==========

Less interest.....................................  (22.8)
                                                   -------
Present value of net minimum rental payments...... $  16.5
                                                   =======

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

A summary of the contractual amounts of these financial instruments at December 31 is as follows:


In millions                                           1996              1995
                                                   -----------       ---------
Commitments to extend credit...................... $ 10,191.7         8,114.9
Standby letters of credit*........................    1,117.3         1,051.9
Other letters of credit...........................      284.0           349.7

* Total standby letters of credit are net of participations sold to other institutions of $386.4 million in 1996 and $336.6 million in 1995.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by subsidiaries of the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1996 supported $625.0 million of industrial revenue bonds, $346.9 million of supplier payment guarantees, $168.8 million of insurance premium financing, $170.2 million of performance bonds and $192.8 million of other obligations of unaffiliated parties with maturities up to 21 years, six years, six years, nine years and five years, respectively. Risks associated with such standby letters of credit are considered in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

Other commitments include sales of mortgage loans prior to 1985 in non-standard, negotiated transactions, primarily with the Federal Home Loan Mortgage Corporation, which provide for recourse to Norwest Mortgage, Inc. The outstanding loan balances which relate to these sales transactions amounted to $79.1 million and $194.7 million at December 31, 1996 and 1995, respectively. The corporation has also provided a financial guarantee related to the sale of certain mortgage participation certificates in the event LIBOR exceeds specified levels. The liability under the foregoing arrangements is not material.

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


In millions                                                             1996              1995               1994
                                                                        ----              ----               ----
Interest income:
    Securities................................................        $ 24.7              11.2               13.9
    Swaps and other interest rate contracts...................            --               3.6               10.7
                                                                      ------             -----             ------
      Total interest income...................................          24.7              14.8               24.6
                                                                      ------             -----             ------

Non-interest income:
    Gains on securities sold..................................          26.7              15.6                8.4
    Foreign exchange trading..................................           9.2               7.8                6.5
    Swaps and other interest rate contracts...................          (0.9)              6.0              (39.9)
    Options...................................................          (3.0)             11.6                5.9
    Futures...................................................           3.3              (1.1)               1.0
                                                                      ------             -----             ------
      Total non-interest income...............................          35.3              39.9              (18.1)
                                                                      ------             -----             ------
Total trading revenues........................................        $ 60.0              54.7                6.5
                                                                      ======             =====             ======

15.  Derivative Activities

Derivatives are financial instruments that are used by banks, corporations, governments, and individuals to manage the financial risks associated with their business activities. For example, a futures contract can be used to guard against price fluctuations and a swap can be used to change fixed interest rate payments into floating interest rate payments. In general terms, derivative instruments are contracts or agreements whose value can be linked to interest rates, exchange rates, security prices, or financial indices. A derivative financial instrument is a futures, forward, swap, or option contract or other financial instrument with similar characteristics. The corporation uses derivatives in both its trading and its asset and liability management activities. The corporation's trading activities include acting as a dealer to satisfy the investment and risk management needs of its customers and, in addition, the corporation assumes trading positions based on market expectations and to benefit from price differentials between financial instruments and markets. As an end-user, the corporation uses various types of derivative products (principally interest rate swaps, interest rate caps and floors, futures contracts and options) as part of its overall interest rate risk management strategy.

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

Derivative Financial Instruments Held or Issued for Trading Purposes The following table provides the notional and fair value of the corporation's derivatives included in its trading portfolio at December 31, 1996 and 1995, and the average fair value of derivatives held or issued for trading purposes during the years ended December 31, 1996 and 1995:

                                                                     1996                                       1995
                                                     ------------------------------------      -------------------------------------

                                                                                  Average                                   Average
                                                       Notional        Fair    Daily Fair      Notional          Fair    Daily Fair
In millions                                               Value       Value         Value         Value         Value         Value
                                                     -----------   --------   -----------      ---------     ---------   -----------

Swaps:
    In a favorable position......................        $ 226.0        2.8          4.0          602.0           4.6           8.0
    In an unfavorable position...................          383.0       (1.5)        (4.0)         504.0          (3.3)         (6.0)

Caps and Floors:
    In a favorable position......................          450.0        2.1          1.0          231.0           1.4           2.0
    In an unfavorable position...................          505.0       (2.0)        (1.0)         261.0          (1.4)         (1.0)

Options:
    Purchased....................................             --         --           --             --            --            --
    Written......................................             --         --         (3.0)            --            --          (2.0)

Futures contracts:
    In a favorable position......................          434.0         --           --           29.0            --            --
    In an unfavorable position...................          449.0         --           --           35.0            --            --

Foreign exchange contracts:
    In a favorable position......................            4.0        0.4           --          475.0           5.9          10.0
    In an unfavorable position...................            4.0       (0.4)          --          449.0          (5.2)        (10.0)

Foreign exchange options:
    Purchased....................................          246.0       10.3          6.0           15.0           0.2            --
    Written......................................          290.0      (10.0)        (5.0)          13.0          (0.3)           --


Derivative Financial Instruments Held or Issued for Purposes Other Than Trading The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of an overall interest rate risk management strategy.

The use of interest rate contracts enables the corporation to synthetically alter the repricing characteristics of designated assets and interest-bearing liabilities. In the following information for cash flows and maturities, variable rates are assumed to remain constant at December 31, 1996 levels. To the extent that rates change, both the average notional and variable interest rate information may change. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. The current outstanding amortizing swaps' average notional amounts change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall, the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. Basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Currently, interest rate floors, futures contracts and options on futures contracts are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains (losses) on interest rate floors and futures contracts are included, as appropriate, in determining the fair value of the capitalized mortgage servicing rights. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or "writer" of the option. The writer of the option receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument. The table below presents the maturity and weighted average rates for end-user derivatives by type at December 31, 1996.

For the year ended December 31, 1996, end-user derivative activities increased interest income by $9.8 million and reduced interest expense by $47.1 million, for a total benefit to net interest income of $56.9 million. For 1995 and 1994, end-user derivative activities decreased interest income by $2.7 million and increased interest income by $7.7 million, respectively, and reduced interest expense by $9.8 million and $4.6 million, respectively, for a total benefit to net interest income of $7.1 million and $12.3 million, respectively.

                                                                                    Maturity
                                             -------------------------------------------------------------------------------------
Dollars in millions                              1997         1998       1999        2000         2001       Thereafter      Total
                                             --------     --------    -------    --------    ---------       ----------      -----
Swaps:
Generic receive fixed--
    Notional value........................   $    650          650        766         225          500            1,811      4,602
    Weighted average receive rate.........       6.77%        6.34       7.28        6.33         6.35             6.57       6.65
    Weighted average pay rate.............       5.54%        5.56       5.60        5.57         5.51             5.52       5.53
Amortizing receive fixed--
    Notional value........................   $     --           63         20          --           --               --         83
    Weighted average receive rate.........         --%        2.89       2.89          --           --               --       2.89
    Weighted average pay rate.............         --%        5.89       5.92          --           --               --       5.90
Generic pay fixed--
    Notional value........................   $      4           --        100          50           --              200        354
    Weighted average receive rate.........       5.53%          --       5.61        5.28           --             5.55       5.53
    Weighted average pay rate.............       6.37%          --       6.04        5.85           --             5.84       5.90
Basis--
    Notional value........................   $     --           29         --          --           --               --         29
    Weighted average receive rate.........         --%        4.32         --          --           --               --       4.32
    Weighted average pay rate.............         --%        3.66         --          --           --               --       3.66
Interest rate caps and floors:*
    Notional value........................   $     --          577      2,400       5,750        6,250            1,000     15,977
Futures contracts:*
    Notional value........................   $  3,617           --         --          --           --               --      3,617
Options on futures contracts:*
    Notional value........................   $  5,559           --         --          --           --               --      5,559
Security options:*
    Notional value........................   $    825           --         --          --           --               --        825
                                             --------      -------     ------      ------      -------           ------     ------
      Total notional value................   $ 10,655        1,319      3,286       6,025        6,750            3,011     31,046
                                             ========      =======     ======      ======      =======           ======    =======
Total weighted average rates on swaps:
      Receive rate........................       6.76%        5.97       6.99        6.14         6.35             6.47       6.49
                                             ========      =======     ======      ======      =======           ======    =======
      Pay rate............................       5.55%        5.52       5.66        5.62         5.51             5.55       5.56
                                             ========      =======     ======      ======      =======           ======    =======

*Average rates are not meaningful for interest rate caps and floors, futures, contracts or options.
Note: Weighted average variable rates are the actual rates as of December 31, 1996.

Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1996, 1995, and 1994, is summarized as follows:

                                                    Swaps
                                  --------------------------------------------
                                                                                Interest               Options
                                 Generic Amortizing   Generic                       Rate                    on
                                 Receive    Receive       Pay            Total     Caps/               Futures Security       Total
in millions                        Fixed      Fixed     Fixed   Basis    Swaps    Floors   Futures   Contracts  Options Derivatives
                                 ------- ----------   -------   -----    -----  --------   -------   --------- -------- -----------
Balance, December 31, 1993.....   $  375        500       300      --    1,175       649     2,000         --        --       3,824
   Additions...................      900      1,900        30     229    3,059       400        --         --        --       3,459
   Amortizations and maturities       --        298       100      --      398       298        --         --        --         696
   Terminations................      250      2,102       100      --    2,452        --     2,000         --        --       4,452
                                  ------     ------     -----     ---   ------  --------  --------    -------     -----    --------
Balance, December 31, 1994.....    1,025         --       130     229    1,384       751        --         --        --       2,135
   Additions...................    1,891      1,575       200      --    3,666     7,100        --         --     5,951      16,717
   Amortizations and maturities       --         --        --      --       --         8        --         --     3,670       3,678
   Terminations................      100         --        --      --      100        --        --         --     2,281       2,381
                                  ------     ------     -----     ---   ------  --------  --------    -------     -----    --------
Balance, December 31, 1995.....    2,816      1,575       330     229    4,950     7,843        --         --        --      12,793
   Additions...................    2,911        522       154      --    3,587    11,000    18,196     26,753     6,675      66,211
   Amortizations and maturities      675        168        30     200    1,073        16     2,651     13,576     5,650      22,966
   Terminations................      450      1,846       100      --    2,396     2,850    11,928      7,618       200      24,992
                                  ------     ------     -----     ---   ------   -------    ------    -------     -----    --------
Balance, December 31, 1996.....   $4,602         83       354      29    5,068    15,977     3,617      5,559       825      31,046
                                  ======     ======     =====     ===   ======   =======  ========    =======     =====    ========

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities as of December 31, 1996 and 1995:

                                                                      Balance Sheet Category
                                           -----------------------------------------------------------------------------
                                                            Loans      Mortgage   Interest-        Short-          Long-
                                           Investment         and     Servicing     bearing          term           term
In millions                                Securities      Leases        Rights    Deposits    Borrowings           Debt      Total
                                           ----------      ------     ---------    --------    ----------         ------      -----
1996:
Swaps
    Pay variable unrealized gains......     $     --           --            --         --             --          59.7        59.7
    Pay variable unrealized losses.....           --         (0.1)         (2.9)        --             --         (17.8)      (20.8)
                                            --------      -------       -------    -------        -------       -------     -------
         Pay variable net..............           --         (0.1)         (2.9)        --             --          41.9        38.9
                                            --------      -------       -------    -------        -------       -------     -------
    Pay fixed unrealized gains.........           --          1.4            --        3.9             --            --         5.3
    Pay fixed unrealized losses........           --         (0.2)           --         --             --            --        (0.2)
                                            --------      -------       -------    -------        -------       -------     -------
         Pay fixed net.................           --          1.2            --        3.9             --            --         5.1
                                            --------      -------       -------    -------        -------       -------     -------
    Basis unrealized gains.............          0.3           --            --         --             --            --         0.3
                                            --------      -------       -------    -------        -------       -------     -------
    Total unrealized gains.............          0.3          1.4            --        3.9             --          59.7        65.3
    Total unrealized losses............           --         (0.3)         (2.9)        --             --         (17.8)      (21.0)
                                            --------      -------       -------    -------        -------       -------     -------
         Total net.....................     $    0.3          1.1          (2.9)       3.9             --          41.9        44.3
                                            ========      =======       =======    =======        =======       =======     =======

Interest rate caps/floors
    Unrealized gains...................     $     --           --          22.6         --             --            --        22.6
    Unrealized losses..................           --           --         (34.5)      (0.2)            --          (0.2)      (34.9)
                                            --------      -------       -------    -------        -------       -------     -------
      Total net........................     $     --           --         (11.9)      (0.2)            --          (0.2)      (12.3)
                                            ========      =======       =======    =======        =======       =======     =======

Futures contracts
    Unrealized gains...................     $     --          1.4           0.5         --             --            --         1.9
                                            ========      =======       =======    =======        =======       =======     =======

Options on futures contracts
    Unrealized gains...................     $     --          4.3           1.4         --             --            --         5.7
    Unrealized losses..................           --         (5.0)         (9.3)        --             --            --       (14.3)
                                            --------      -------       -------    -------        -------       -------     -------
      Total............................     $     --         (0.7)         (7.9)        --             --            --        (8.6)
                                            ========      =======       =======    =======        =======       =======     ========

Security options
    Unrealized gains...................     $     --          0.6            --         --             --            --         0.6
    Unrealized losses..................           --         (2.5)           --         --             --            --        (2.5)
                                            --------      -------       -------    -------        -------       -------     -------
      Total net........................     $     --         (1.9)           --         --             --            --        (1.9)
                                            ========      =======       =======    =======        =======       =======     =======

Grand total unrealized gains...........     $    0.3          7.7          24.5        3.9             --          59.7        96.1
Grand total unrealized losses..........           --         (7.8)        (46.7)      (0.2)            --         (18.0)      (72.7)
                                            --------      -------       -------    -------        -------       -------     -------
Grand total net........................     $    0.3         (0.1)        (22.2)       3.7             --          41.7        23.4
                                            ========      =======       =======    =======        =======       =======     =======

                                                                               Balance Sheet Category
                                              --------------------------------------------------------------------------
                                                                  Loans      Mortgage   Interest-      Short-       Long-
                                              Investment            and     Servicing     bearing        term        term
In millions                                   Securities         Leases        Rights    Deposits  Borrowings        Debt      Total
                                              ----------        -------     ---------    --------  ----------      ------      -----
1995:
Swaps
    Pay variable unrealized gains...........    $     --             --           1.5        9.6           --      107.9      119.0
    Pay variable unrealized losses..........          --             --            --       (0.6)          --       (0.4)      (1.0)
                                                --------        -------       -------    -------      -------    -------    -------
         Pay variable net...................          --             --           1.5        9.0           --      107.5      118.0
                                                --------        -------       -------    -------      -------    -------    -------
    Pay fixed unrealized gains..............          --             --            --        1.3           --         --        1.3
    Pay fixed unrealized losses.............          --           (0.9)           --       (0.9)          --         --       (1.8)
                                                --------        -------       -------    -------      -------    -------    -------
         Pay fixed net......................          --           (0.9)           --        0.4           --         --       (0.5)
                                                --------        -------       -------    -------      -------    -------    -------
    Basis unrealized gains..................         0.5             --            --         --           --         --        0.5
                                                --------        -------       -------    -------      -------    -------    -------
    Total unrealized gains..................         0.5             --           1.5       10.9           --      107.9      120.8
    Total unrealized losses.................          --           (0.9)           --       (1.5)          --       (0.4)      (2.8)
                                                --------        -------       -------    -------      -------    -------    -------
         Total net..........................    $    0.5           (0.9)          1.5        9.4           --      107.5      118.0
                                                ========        =======       =======    =======      =======    =======    =======

Interest rate caps/floors
    Unrealized gains........................    $     --             --          86.8         --           --         --       86.8
    Unrealized losses.......................          --             --            --       (0.3)        (0.1)      (0.3)      (0.7)
                                                --------        -------       -------    -------      -------    -------    -------
          Total net.........................    $     --             --          86.8       (0.3)        (0.1)      (0.3)      86.1
                                                ========        =======       =======    =======      =======    =======    =======

Grand total unrealized gains................    $    0.5             --          88.3       10.9           --      107.9      207.6
Grand total unrealized losses...............          --           (0.9)           --       (1.8)        (0.1)      (0.7)      (3.5)
                                                --------        -------       -------    -------      -------    -------    -------
Grand total net.............................    $    0.5           (0.9)         88.3        9.1         (0.1)     107.2      204.1
                                                ========        =======       =======    =======      =======    =======    =======

As a result of interest rate fluctuations, off-balance sheet derivatives have resulting unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

Deferred gains and losses on terminated end-user derivatives were not material at December 31, 1996 and 1995.

The corporation has entered into mandatory and standby forward contracts to reduce interest risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified future price or yield. At December 31, 1996 and 1995, the corporation had forward contracts totaling $19.8 billion and $11.2 billion, respectively. The contracts mature within 180 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale. The net unrealized gain (loss) on these contracts at December 31, 1996 and 1995, was $20.1 million and $(98.1) million, respectively.

16.  Business Segments

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. The corporation, through its subsidiary banks, offers diversified banking services including retail, commercial and corporate banking, equipment leasing, and trust services; and through their affiliates offers insurance, securities brokerage, investment banking and venture capital investment. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others. Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) provides consumer finance services, including direct installment loans to individuals, purchase of sales finance contracts, private label and lease accounts receivable financing, and other related products and services.

Selected financial information by business segment for each of the three years ended December 31 is included in the following summary:


                                                                                       Organizational             Total
In millions                                                            Revenues*            Earnings*            Assets
                                                                       ---------            ---------            ------

1996:
    Banking...................................................         $ 5,672.7               764.6           59,282.8
    Mortgage Banking..........................................           1,423.2               125.0           11,939.8
    Norwest Financial.........................................           1,787.0               264.3            8,952.8
                                                                       ---------            --------           --------
      Total...................................................         $ 8,882.9             1,153.9           80,175.4
                                                                       =========            ========           ========

1995:
    Banking...................................................         $ 5,008.9               602.2           53,479.4
    Mortgage Banking..........................................             999.0               104.9           10,089.3
    Norwest Financial.........................................           1,557.6               248.9            8,565.7
                                                                       ---------            --------           --------
      Total...................................................         $ 7,565.5               956.0           72,134.4
                                                                       =========            ========           ========

1994:
    Banking...................................................         $ 3,892.4               507.1           48,564.3
    Mortgage Banking..........................................             921.3                70.8            4,608.1
    Norwest Financial.........................................           1,218.3               222.5            6,143.5
                                                                       ---------            --------           --------
      Total...................................................         $ 6,032.0               800.4           59,315.9
                                                                       =========            ========           ========

*Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

17.  Mortgage Banking Activities

The components of mortgage banking non-interest income for each of the three years ended December 31 is presented below:


In millions                                                              1996             1995                1994
                                                                        -----            -----               -----
Origination and other closing fees............................         $305.3            198.4               153.6
Servicing fees................................................          296.2            211.7               190.6
Net gains on sales of servicing rights........................           57.4             81.3               130.0
Net gains (losses) on sales of mortgages......................           13.1            (24.2)               74.5
Other.........................................................          149.5             68.3                32.3
                                                                       ------           ------              ------
    Total mortgage banking non-interest income................         $821.5            535.5               581.0
                                                                       ======           ======              ======

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $179.7 billion, $107.4 billion and $71.5 billion at December 31, 1996, 1995 and 1994, respectively.

Changes in capitalized mortgage loan servicing rights for each of the three years ended December 31 were:


In millions                                                               1996              1995                 1994
                                                                     ---------         ---------              -------

Mortgage servicing rights:
Balance at beginning of year..................................       $ 1,061.5             550.3                185.2
   Originations...............................................           360.8             233.1                  --
   Purchases..................................................         1,101.1             552.2                478.3
   Sales......................................................           (65.6)           (158.6)               (65.2)
   Amortization...............................................          (247.0)           (115.0)               (47.4)
   Other......................................................           (25.1)             (0.5)                (0.6)
                                                                     ---------         ---------              -------
                                                                       2,185.7           1,061.5                550.3
   Less valuation allowance...................................           (64.2)            (64.2)                 --
                                                                     ---------         ---------              -------
Balance at end of year........................................       $ 2,121.5             997.3                550.3
                                                                     ---------         ---------              -------

Excess servicing rights receivable:
Balance at beginning of year..................................       $   229.4              98.9                 54.4
   Additions..................................................           357.6             204.9                 83.1
   Sales......................................................            (6.4)            (43.5)               (21.8)
   Amortization...............................................           (53.6)            (24.6)               (16.3)
   Valuation adjustments......................................              --              (6.3)                (0.5)
                                                                     ---------         ---------              -------
Balance at end of year........................................           527.0             229.4                 98.9
                                                                     ---------         ---------              -------
Mortgage servicing rights, net................................       $ 2,648.5           1,226.7                649.2
                                                                     =========         =========              =======

The fair value of capitalized mortgage servicing rights at December 31, 1996 was approximately $3.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for the years ended December 31, 1996 and 1995 were:


In millions                                                                                             1996                 1995
                                                                                                        ----                 ----
Balance at beginning of year.................................................................          $64.2                   --
Provision for capitalized mortgage servicing rights in excess of fair value..................             --                 64.2
                                                                                                       -----                -----
Balance at end of year.......................................................................          $64.2                 64.2
                                                                                                       =====                =====

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


Fair Values of Financial Instruments
                                                                   1996                     1995                      1994
                                                         ------------------------  ------------------------ ------------------------

                                                           Carrying         Fair     Carrying         Fair    Carrying         Fair
In millions                                                  Amount        Value       Amount        Value      Amount        Value
                                                        -----------  -----------  -----------  ----------- -----------  -----------
Financial assets:
    Cash and cash equivalents........................   $   7,371.3      7,371.3      4,946.5      4,946.5     4,024.3      4,024.3
    Trading account securities.......................         186.5        186.5        150.6        150.6       172.3        172.3
    Investment securities............................         712.2        745.2        760.5        795.8     1,235.1      1,268.7
    Investment securities available for sale.........       3,290.2      3,290.2      2,754.0      2,754.0     1,427.6      1,427.6
    Mortgage-backed securities available for sale....      12,956.9     12,956.9     12,489.0     12,489.0    12,174.2     12,174.2
    Loans held for sale..............................       2,827.6      2,827.6      3,343.9      3,343.9     2,031.4      2,031.4
    Mortgages held for sale..........................       6,339.0      6,339.0      6,514.5      6,514.5     3,115.3      3,115.3
    Loans and leases, net............................      38,340.2     38,708.4     35,235.9     35,571.8    31,786.1     31,872.8
    Interest receivable..............................         487.5        487.5        461.8        461.8       367.7        367.7
    Excess servicing rights receivable...............         527.0        609.8        229.4        279.7        98.9        139.4
                                                        -----------  -----------  -----------  ----------- -----------  -----------

      Total financial assets.........................      73,038.4     73,522.4     66,886.1     67,307.6    56,432.9     56,593.7
                                                        -----------  -----------  -----------  ----------- -----------  -----------
Financial liabilities:
    Non-maturity deposits............................      33,813.2     33,813.2     28,270.3     28,270.3    24,475.6     24,475.6
    Deposits with stated maturities..................      16,317.0     16,290.3     13,758.5     13,840.4    11,948.4     11,696.9
    Short-term borrowings............................       7,572.6      7,572.6      8,527.2      8,527.2     7,850.2      7,850.2
    Long-term debt...................................      13,082.2     13,022.2     13,676.8     13,799.4     9,186.3      8,825.5
    Interest payable.................................         445.0        445.0        407.0        407.0       259.0        259.0
                                                        -----------  -----------  -----------  ----------- -----------  -----------
      Total financial liabilities....................      71,230.0     71,143.3     64,639.8     64,844.3    53,719.5     53,107.2
                                                        -----------  -----------  -----------  ----------- -----------  -----------
Off-balance sheet financial instruments:
    Forward delivery commitments.....................          20.1         20.1        (98.1)       (98.1)       (2.3)        (2.3)
    Interest rate swaps..............................           1.3         45.6          1.3        119.3        (1.5)       (25.0)
    Futures contracts and options
      on futures contracts...........................          10.9        (17.6)          --           --           --          --
    Interest rate caps/floors........................         150.4        138.1         96.6        182.7         5.8         12.5
    Option contracts to sell.........................           3.7          1.8           --           --        (4.6)        (4.6)
    Foreign exchange contracts and options...........           0.3          0.3          0.6          0.6         0.6          0.6
                                                        -----------  -----------  -----------  ----------- -----------  -----------
      Total off-balance sheet financial instruments..         186.7        188.3          0.4        204.5        (2.0)       (18.8)
                                                        -----------  -----------  -----------  ----------- -----------  -----------
      Net financial instruments......................   $   1,995.1      2,567.4      2,246.7      2,667.8     2,711.4      3,467.7
                                                        ===========  ===========  ===========  =========== ===========  ===========

Financial Instruments The fair value estimates disclosed in the table above are based on existing on and off-balance sheet financial instruments and do not consider the value of future business. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.

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

Loans and Leases and Loans Held for Sale Fair values for loans and leases are estimated based on contractual cash flows, adjusted for prepayment assumptions and credit risk factors, discounted using the current market rate for loans and leases. Variable rate loans, including loans held for sale, are valued at carrying value since the loans reprice to market rates over short periods of time. Credit card receivables are valued at carrying value since the receivables are priced near market rates for such receivables and are short-term in life. The fair value of the corporation's consumer finance subsidiaries' loans have been reported at carrying value since the estimated life, assuming prepayments, is short-term in nature.

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

Forward Delivery Commitments, Interest Rate Swaps, Futures Contracts, Option Contracts To Sell, Interest Rate Caps and Floors and Foreign Exchange Contracts and Options The fair value of forward delivery commitments, interest rate caps and floors, swaps, option contracts to sell, futures contracts and foreign exchange contracts and options is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

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


In millions, except per share amounts                                       1996                     1995                      1994
                                                                       ---------                 --------                 ---------

Non-financial instrument assets and liabilities:
    Premises and equipment, net..................................      $ 1,200.9                  1,034.1                     955.2
    Other assets.................................................        5,409.1                  4,214.2                   1,927.8
    Accrued expenses and other liabilities.......................       (2,881.2)                (2,182.5)                 (1,750.0)

Other values:
    Non-maturity deposits........................................        2,806.7                  2,035.2                   2,684.1
    Consumer finance network.....................................        4,026.4                  3,702.1                   3,207.1
    Asset-based lending businesses...............................        1,012.2                    473.7                      64.5
    Credit card..................................................          281.9                    273.5                     259.9
    Banking subsidiaries' consumer loans.........................          187.5                    193.7                     166.3
    Mortgage servicing...........................................          848.3                    549.0                     867.0
    Mortgage loan origination/wholesale network..................        2,338.8                  1,900.3                     621.4
    Trust department.............................................        1,111.1                    812.4                     709.8
                                                                       ---------                 --------                 ---------
Net fair value of certain non-financial instruments..............       16,341.7                 13,005.7                   9,713.1
Fair value of net financial instruments..........................        2,567.4                  2,667.8                   3,467.7
                                                                       ---------                 --------                 ---------
    Stockholders' equity at the net fair value of financial
    instruments and certain non-financial instruments*
       Amount....................................................      $18,909.1                 15,673.5                 13,180.8
                                                                       =========                 ========                 ========

       Per common share at December 31...........................      $   51.29                    44.43                    42.64
                                                                       =========                 ========                 ========

*Amounts do not include applicable deferred income taxes, if any.

The following methods and assumptions were used by the corporation in estimating the fair value of certain non-financial instruments.

Non-Financial Instrument Assets and Liabilities The non-financial instrument assets and liabilities are stated at carrying value, which approximates fair value.

Non-Maturity Deposits The fair value table of financial instruments does not consider the benefit resulting from the low-cost funding provided by deposit liabilities as compared with wholesale funding rates. The fair value of non-maturity deposits, considering these relational benefits, would be $31,006.5 million, $26,235.1 million, and $21,791.5 million at December 31, 1996, 1995 and 1994, respectively. Such amounts are based on a discounted cash flow analysis, assuming a constant balance over ten years and taking into account the interest sensitivity of each deposit category.

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

Mortgage Servicing The fair value of mortgage servicing represents the estimated current value of the servicing portfolio including off-balance sheet servicing (other than excess servicing rights receivable included in the table of fair values of financial instruments on page 67) in excess of book value.

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

19.  Parent Company Financial Information

Condensed financial information for Norwest Corporation (parent company only) follows:

Balance Sheets


In millions                                                                               1996            1995
                                                                                       ---------        --------

At December 31,
---------------
Assets
Interest-bearing deposits with subsidiary banks.................................       $    12.7           174.7
Interest-bearing deposits with non-affiliates...................................             2.4              --
                                                                                       ---------        --------
        Total cash and cash equivalents.........................................            15.1           174.7
Advances to non-bank subsidiaries...............................................         5,450.4         4,548.9
Capital notes and term loans of subsidiaries
      Banks.....................................................................            24.5           474.6
      Non-banks.................................................................         1,466.8         1,680.7
                                                                                       ---------        --------
        Total capital notes and term loans of subsidiaries......................         1,491.3         2,155.3
                                                                                       ---------        --------
Investments in subsidiaries
      Banks.....................................................................         4,108.5         3,849.9
      Non-banks.................................................................         2,304.6         1,793.2
                                                                                       ---------        --------
        Total investments in subsidiaries.......................................         6,413.1         5,643.1
Investment securities available for sale........................................         1,233.9           992.9
Other assets....................................................................           495.2           424.1
                                                                                       ---------        --------
        Total assets............................................................       $15,099.0        13,939.0
                                                                                       =========        ========

Liabilities and Stockholders' Equity
Short-term borrowings...........................................................       $ 2,232.5         2,238.1
Accrued expenses and other liabilities..........................................           408.8           493.3
Long-term debt with non-affiliates..............................................         6,384.0         5,840.9
Stockholders' equity............................................................         6,073.7         5,366.7
                                                                                       ---------        --------
        Total liabilities and stockholders' equity..............................       $15,099.0        13,939.0
                                                                                       =========        ========

Statements of Income


In millions                                                              1996                  1995                  1994
                                                                       --------              --------              --------

Years Ended December 31,
------------------------
Income
Dividends from subsidiaries
   Banks.........................................................      $  796.1                 981.7                 680.6
   Non-banks.....................................................         713.3                 268.0                 170.1
                                                                       --------              --------              --------
    Total dividends from subsidiaries............................       1,509.4               1,249.7                 850.7
Interest from subsidiaries.......................................         430.7                 332.6                 142.2
Service fees from subsidiaries...................................         112.7                  89.2                  66.2
Other income.....................................................         157.5                  66.6                  45.3
                                                                       --------              --------              --------
    Total income.................................................       2,210.3               1,738.1               1,104.4
                                                                       --------              --------              --------
Expenses
Interest to subsidiaries.........................................          10.6                  10.6                   0.7
Other interest...................................................         530.7                 409.2                 202.6
Other expenses...................................................          95.8                 150.2                 128.3
                                                                       --------              --------              --------
    Total expenses...............................................         637.1                 570.0                 331.6
                                                                       --------              --------              --------
Income before income taxes and equity
  in undistributed earnings of subsidiaries......................       1,573.2               1,168.1                 772.8
Income tax (provision) benefit...................................         (32.3)                 27.2                  34.2
                                                                       --------              --------              --------
Income before equity in
  undistributed earnings of subsidiaries.........................       1,540.9               1,195.3                 807.0
Equity in undistributed earnings of subsidiaries.................        (387.0)               (239.3)                 (6.6)
                                                                       --------              --------              --------
Net income.......................................................      $1,153.9                 956.0                 800.4
                                                                       ========              ========              ========

Federal law prevents the corporation and its non-bank subsidiaries from borrowing from its subsidiary banks unless the loans are secured by specified assets. Such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and aggregate loans to the corporation and its non-bank subsidiaries are limited to 20 percent of the subsidiary bank's capital and surplus.

The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. The Office of Thrift Supervision imposes substantially similar restrictions on the payment of dividends to the corporation by its savings and loan association subsidiary. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends. Under these provisions, the corporation's national bank subsidiaries, savings and loan association and state-chartered bank subsidiaries could have declared as of December 31, 1996 aggregate dividends of at least $279.9 million without obtaining prior regulatory approval and without reducing the capital below minimum regulatory levels. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $599.1 million at December 31, 1996.

Statements of Cash Flows


In millions                                                               1996                  1995                  1994
                                                                        --------              --------              --------
Years Ended December 31,
------------------------
Cash Flows From Operating Activities
Net income.......................................................       $1,153.9                 956.0                 800.4
Adjustments to reconcile net
  income to net cash flows from operating activities:
Equity in undistributed earnings of subsidiaries.................          387.0                 239.3                   6.6
Depreciation and amortization....................................           20.6                  20.0                  17.0
Release of preferred shares to ESOP..............................           37.8                  40.0                  26.6
Other assets, net................................................         (102.4)               (146.8)               (169.3)
Accrued expenses and other liabilities, net......................          (64.7)                205.4                  97.0
                                                                        --------              --------              --------
Net cash flows from operating activities.........................        1,432.2               1,313.9                 778.3
                                                                        --------              --------              --------

Cash Flows From Investing Activities
Advances to non-bank subsidiaries, net...........................         (901.5)             (2,096.5)               (138.6)
Investment securities, net.......................................             --                    --                 (63.2)
Investment securities available for sale, net....................         (222.3)               (551.2)                  6.7
Principal collected on capital notes and
  term loans of subsidiaries.....................................          841.4                 296.8                 140.4
Capital notes and term loans made to subsidiaries................         (165.3)             (1,318.5)               (517.4)
Investments in subsidiaries, net.................................         (851.7)               (865.9)               (455.6)
                                                                        --------              --------              --------
Net cash flows used for investing activities.....................       (1,299.4)             (4,535.3)             (1,027.7)
                                                                        --------              --------              --------

Cash Flows From Financing Activities
Short-term borrowings, net.......................................           (5.6)                689.9                (545.9)
Proceeds from issuance of long-term debt with non-affiliates.....        1,803.0               3,405.0               1,325.0
Repayment of long-term debt with non-affiliates..................       (1,259.6)               (309.4)               (107.6)
Issuances of common stock........................................           82.4                  65.4                  49.8
Repurchases of common stock......................................         (402.0)               (186.8)               (482.1)
Issuance of stock warrants to subsidiaries.......................            1.8                   1.1                   1.6
Issuance of preferred stock......................................             --                    --                 195.7
Repurchases of preferred stock...................................         (112.7)                 (0.4)                 (8.4)
Net decrease in ESOP loans.......................................            3.7                    --                   3.0
Dividends paid...................................................         (403.4)               (337.8)               (268.0)
                                                                        --------              --------              --------
Net cash flows (used for) from financing activities..............         (292.4)              3,327.0                 163.1
                                                                        --------              --------              --------
Net increase (decrease) in cash and cash equivalents.............         (159.6)                105.6                 (86.3)
Cash and cash equivalents
  Beginning of year..............................................          174.7                  69.1                 155.4
                                                                        --------              --------              --------
  End of year....................................................       $   15.1                 174.7                  69.1
                                                                        ========              ========              ========

Independent Auditors' Report

The Board of Directors and
Stockholders of Norwest Corporation

We have audited the consolidated balance sheets of Norwest Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                            /s/ KPMG PEAT MARWICK LLP
                                            KPMG Peat Marwick LLP

Minneapolis, Minnesota
January 16, 1997

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





                                       /s/ RICHARD M. KOVACEVICH
                                       Richard M. Kovacevich
                                       Chairman and
                                       Chief Executive Officer


                                       /s/ JOHN T. THORNTON
                                       John T. Thornton
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /s/ MICHAEL A. GRAF
                                       Michael A. Graf
                                       Senior Vice President
                                       and Controller



January 16, 1997

Norwest Corporation and Subsidiaries

Six-Year Consolidated Financial Summary


In millions, except per common share amounts and ratios         1996          1995        1994     1993          1992          1991
                                                             -------       -------     -------   ------       -------       -------

Years Ended December 31,
------------------------
Statements of Income
Interest income....................................         $6,318.3       5,717.3    4,393.7   3,946.3       3,806.4        4,025.9
Interest expense...................................          2,617.0       2,448.0    1,590.1   1,442.9       1,610.6        2,150.3
                                                             -------       -------    -------   -------       -------        -------
   Net interest income.............................          3,701.3       3,269.3    2,803.6   2,503.4       2,195.8        1,875.6
Provision for credit losses........................            394.7         312.4      164.9     158.2         270.8          406.4
                                                             -------       -------    -------   -------       -------        -------
   Net interest income after provision for credit
   losses..........................................          3,306.6       2,956.9    2,638.7   2,345.2       1,925.0        1,469.2
Non-interest income................................          2,564.6       1,848.2    1,638.3   1,585.0       1,273.7        1,064.0
Non-interest expenses..............................          4,089.7       3,382.3    3,096.4   3,050.4       2,553.1        2,041.5
                                                             -------       -------    -------   -------       -------        -------
Income before income taxes and cumulative effect of
   a change in accounting for postretirement medical
   benefits........................................          1,781.5       1,422.8    1,180.6     879.8         645.6          491.7
Income tax expense.................................            627.6         466.8      380.2     266.7         175.6           73.4
Cumulative effect on years ended prior to
   December 31, 1992 of a change in accounting for
   postretirement medical benefits, net of tax.....               --            --         --        --         (76.0)            --
                                                             -------       -------    -------   -------       -------        -------
Net income.........................................         $1,153.9         956.0      800.4     613.1         394.0          418.3
                                                            ========       ========   =======   =======       =======        =======

Per Common Share
Net income (a)
   Primary.........................................          $  3.07          2.76       2.45      1.89          1.19           1.33
   Fully diluted...................................             3.07          2.73       2.41      1.86          1.19           1.32
Dividends declared.................................            1.050         0.900      0.765     0.640         0.540          0.470
Stockholders' equity...............................            15.94         14.20      10.79     11.00          9.88           9.29
Stock price range..................................    46 7/8-30 1/2 34 3/4-22 5/8  28 1/4-21 29-20 5/8 22 1/8-16 5/8  18 7/16-9 3/8

Selected Consolidated Balance Sheet Data At
   December 31,
Assets.............................................          $80,175        72,134     59,316    54,665        50,037         45,974
Investment securities..............................              712           761      1,235     1,694         2,031         13,958
Investment and mortgage-backed securities available
   for sale........................................           16,247        15,243     13,602    11,023        10,932             --
Loans, leases, and loans and mortgages held for
   sale(b).........................................           48,548        46,012     37,723    36,201        31,667         26,328
Deposits...........................................           50,130        42,029     36,424    35,977        31,609         31,331
Long-term debt.....................................           13,082        13,677      9,186     6,851         4,553          3,686
Stockholders' equity...............................            6,064         5,312      3,846     3,761         3,372          3,193
Ratios(c)
Per $100 of average assets
   Net interest income (tax-equivalent basis)......          $  4.88          4.98       5.14      4.98          4.81           4.43
   Provision for credit losses.....................             0.52          0.47       0.30      0.31          0.58           0.94
                                                             -------        ------     ------    ------        ------         ------
   Net interest income after provision for credit
   losses..........................................             4.36          4.51       4.84      4.67          4.23           3.49
   Non-interest income.............................             3.35          2.82       2.97      3.11          2.74           2.45
   Non-interest expenses...........................             5.34          5.13       5.62      5.99          5.50           4.70
                                                             -------        ------     ------    ------        ------         ------
   Income before income taxes and cumulative effect
   of a change in accounting for postretirement
   medical benefits................................             2.37          2.20       2.19      1.79          1.47           1.24
   Income tax expense..............................             0.82          0.71       0.69      0.52          0.38           0.17
   Less tax equivalent adjustment..................             0.04          0.05       0.05      0.07          0.08           0.11
   Cumulative effect on years ended prior to
     December 31, 1992 of a change in accounting for
     postretirement medical benefits, net of tax ..               --            --         --        --         (0.16)           --
                                                             -------        ------     ------    ------        ------         ------
Net income(a)......................................          $  1.51          1.44       1.45      1.20          0.85           0.96
                                                             =======        ======     ======    ======        ======         ======

Leverage(d)........................................             13.5x         14.3       14.3      14.2          13.2           15.3
Return on realized common equity(a)(e).............             21.9%         22.3       21.4      18.2          11.7           15.3
Return on realized total equity(a)(e)..............             21.5%         20.9       20.3      17.1          11.2           14.7
Stockholders' equity to average assets.............              7.4%          7.0        7.0       7.1           7.6            6.5
Dividend payout ratio..............................             34.2%         32.6       31.2      33.9          45.4           35.3
Tier 1 capital ratio at December 31................             8.63%         8.11       9.89      9.71          9.74          10.00
Tier 1 and Tier 2 capital ratio at December 31.....            10.42%        10.18      12.23     12.39         12.42          13.78
Leverage ratio.....................................             6.15%         5.65       6.94      6.46          6.62           6.63

(a) Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 primary net income per common share would have been $1.44, fully diluted net income per common share would have been $1.42, return on realized common equity would have been 14.2%, return on realized total equity would have been 13.4%, and net income per $100 of average assets would have been $1.01.
(b)  Net of unearned discount.
(c)  Based on average balances and net income for the periods.
(d)  The ratio of average assets to average stockholders' equity.
(e) Realized equity excludes unrealized gains (losses) on securities available for sale. Including net unrealized gains (losses) on securities available for sale, return on common equity was 20.8% and return on total equity was 20.4% in 1996. In 1995 and 1994, return on common equity was 21.9% and 22.1%, respectively, and return on total equity was 20.6% and 20.8%, respectively.

Norwest Corporation and Subsidiaries
Consolidated Average Balance Sheets and Related Yields and Rates*

                                                        1996                         1995                    1994
                                             --------------------------   ---------------------------  ------------------
                                                       Interest Average             Interest Average             Interest
                                             Average   Income/  Yields/   Average   Income/   Yields/  Average   Income/
In millions, except ratios                   Balance   Expense   Rates    Balance   Expense   Rates    Balance   Expense
                                             -------   -------  -------  --------  --------  -------  --------   --------

Assets
Money market investments...................   $1,156    $  63.0   5.47%   $   604    $  35.7     5.92%  $  472    $  21.9
Trading account securities.................      378       25.2   6.62        180       15.2     8.48      250       25.2
Investment securities
   U.S. Treasury and federal agencies......       --         --     --         28        1.3     4.96       26        1.3
   State, municipal and housing-tax exempt.       --         --     --        695       71.1    10.22      680       71.6
   Other investment securities.............      806       36.2   4.49        672       34.1     5.08      412       19.5
Mortgage-backed securities
   Federal agencies........................       --         --     --         --         --       --       --         --
   Collateralized mortgage obligations.....       --         --     --         --         --       --       --         --
Investment securities available for sale...    3,291      206.8   7.13      1,899      122.5     7.12    2,137      122.6
Mortgage-backed securities available for
   sale....................................   13,376      988.2   7.41     12,628      945.8     7.46   10,407      715.7
                                              ------    -------           -------    -------            ------    -------
   Total investment securities.............   17,473    1,231.2   7.23     15,922    1,174.8     7.44   13,662      930.7
Loans held for sale........................    2,897      254.3   8.78      2,232      195.7     8.77    1,563      111.4
Mortgages held for sale....................    6,358      468.5   7.37      4,804      366.2     7.62    3,757      257.2
Loans and leases (net of unearned discount)
   Commercial..............................   12,728    1,165.2   9.15     10,754    1,003.1     9.33    9,301      749.9
   Real estate.............................   13,850    1,345.0   9.71     13,113    1,232.3     9.40   11,445      997.2
   Consumer................................   11,966    1,798.1  15.03     11,694    1,727.8    14.78    9,498    1,329.2

                                              ------    -------           -------    -------            ------    -------
     Total loans and leases................   38,544    4,308.3  11.18     35,561    3,963.2    11.14   30,244    3,076.3
   Allowance for credit losses.............   (1,005)                        (861)                        (801)
                                              ------                      -------                       ------
     Net loans and leases..................   37,539                       34,700                       29,443
                                              ------    -------           -------    -------            ------    -------
     Total earning assets
       (before the allowance for credit
         losses)...........................   66,806    6,350.5   9.57     59,303    5,750.8     9.72   49,948    4,422.7
                                                        -------                      -------                      -------
Cash and due from banks....................    3,594                        3,214                        2,974
Other assets...............................    7,107                        4,597                        2,952
                                              ------                      -------                       ------
     Total assets..........................  $76,502                      $66,253                      $55,073
                                             =======                      =======                      =======

Liabilities and Stockholders' Equity
Noninterest-bearing deposits...............  $12,212                      $ 9,985                       $8,704
Interest-bearing deposits
   Savings and NOW accounts................    7,017      120.9   1.72      4,992       98.9     1.98    4,617       85.0
   Money market accounts...................   11,062      348.1   3.15     10,595      332.9     3.14   10,487      247.4
   Savings certificates....................   12,420      677.3   5.45     10,809      583.1     5.39    9,794      446.9
   Certificates of deposit and other time..    2,862      161.8   5.65      1,860      106.7     5.73    1,544       69.9
   Foreign time............................      381       16.8   4.41        609       34.7     5.70      328       14.2
                                              ------    -------           -------    -------            ------    -------
     Total interest-bearing deposits.......   33,742    1,324.9   3.93     28,865    1,156.3     4.01   26,770      863.4
Short-term borrowings......................    8,554      454.1   5.31      8,738      515.8     5.90    6,628      290.3
Long-term debt.............................   13,667      838.0   6.13     11,918      776.0     6.51    7,508      436.4
                                              ------    -------           -------    -------            ------    -------
     Total interest-bearing liabilities....   55,963    2,617.0   4.68     49,521    2,448.1     4.94   40,906    1,590.1
Capitalized interest expense...............                  --                         (0.1)                          --
                                                        -------                      -------                      -------
     Net interest expense..................             2,617.0                      2,448.0                      1,590.1
Other liabilities..........................    2,677                        2,109                        1,620
Stockholders' equity.......................    5,650                        4,638                        3,843
                                              ------                      -------                       ------
     Total liabilities and stockholders'
     equity................................  $76,502                      $66,253                      $55,073
                                             =======   --------           =======    -------           =======   --------
Net Interest income (tax-equivalent basis).            $3,733.5                     $3,302.8                     $2,832.6
                                                       ========                      =======                     ========

Yield spread...............................                       4.89                           4.78
Net interest income to earning assets......                       5.63                           5.58
Interest-bearing liabilities to earning
assets.....................................                      83.77                          83.50

* Interest income/expense and yields/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 1996, 1995, 1994 and 1993 and 34% in 1992 and 1991. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.
  NM -- Not meaningful


                                1993                         1992                         1991              Average Balance
          --------- ---------------------------  ---------------------------   ---------------------------  -------------------
           Average            Interest  Average            Interest  Average             Interest  Average   5 Year   % Change
           Yields/   Average  Income/   Yields/   Average  Income/   Yields/   Average   Income/   Yields/   Growth   1996 Over
            Rates    Balance  Expense    Rates    Balance  Expense    Rates    Balance   Expense    Rates    Rate %      1995
          --------- --------  -------   -------  --------  -------- --------   -------   --------  -------   ------   ---------
             4.66%    $  624    $  19.8   3.18%   $   779   $  28.9    3.71%   $ 1,143  $   76.7    6.72%      0.2%     91.4 %
            10.11        254       30.3  11.90        344      23.9    6.95        157      11.6   7.39       19.2     110.0

             4.84        881       44.0   5.00      2,132     132.1    6.20      2,199     178.6   8.13     (100.0)   (100.0)
            10.53        739       79.7  10.79        917      98.1   10.70      1,028     116.0  11.29     (100.0)   (100.0)
             4.74        226       17.3   7.65        434      29.6    6.81        451      36.3   8.01       12.3      19.9

               --        159        8.2   5.16      7,183     562.7    7.83      7,993     715.3   8.95     (100.0)       --
               --         22        1.1   4.90        228      21.5    9.39        431      35.9   8.32     (100.0)       --
             5.98      1,662      120.4   7.25        228      17.1    7.53         --        --     --       NM        73.3
             6.73      8,827      592.4   6.71      2,093     164.9    7.88         --        --     --       NM         5.9
                     -------    -------           -------   -------             ------   -------
             6.74     12,516      863.1   6.90     13,215   1,026.0    7.76     12,102   1,082.1   8.94        7.6       9.7
             7.13      1,266       85.3   6.74        345      24.2    6.99         --       --      --       NM        29.8
             6.85      4,932      326.8   6.63      3,639     279.4    7.68      2,100     192.1   9.15       24.8      32.3

             8.06      8,433      648.3   7.69      8,105     670.8    8.28      8,922     877.4   9.83        7.4      18.4
             8.71     10,720      934.7   8.72      8,478     834.3    9.84      7,762     856.3  11.03       12.3       5.6
            13.99      7,415    1,071.3  14.45      6,749     956.8   14.18      6,855     977.5  14.26       11.8       2.3
                      ------    -------           -------   -------             ------   -------
            10.17     26,568    2,654.3   9.99     23,332   2,461.9   10.55     23,539   2,711.2  11.52       10.4       8.4
                        (791)                        (721)                        (660)                        8.8      16.7
                      ------                      -------                       ------
                      25,777                       22,611                       22,879                        10.4       8.2
                      ------    -------           -------   -------            -------  --------

             8.83     46,160    3,979.6   8.62     41,654   3,844.3    9.23     39,041   4,073.7  10.43       11.3      12.7
                                -------                     -------                     --------
                       2,871                        2,566                        2,437                         8.1      11.8
                       2,647                        2,904                        2,619                        22.1      54.6
                      ------                      -------                      -------
                     $50,887                      $46,403                      $43,437                        12.0      15.5
                     =======                      =======                      =======


                      $7,726                      $ 6,225                      $ 5,377                        17.8      22.3

             1.84      4,244       85.3   2.01      3,872     107.5    2.78      3,508     150.6   4.30       14.9      40.6
             2.36      9,106      201.1   2.21      8,159     205.9    2.52      7,565     370.0   4.89        7.9       4.4
             4.56      9,582      473.1   4.94     10,352     603.9    5.83     10,641     764.5   7.18        3.1      14.9
             4.53      1,650       77.7   4.71      1,754      94.7    5.40      2,713     186.2   6.86        1.1      53.9
             4.34        489       15.1   3.09        112       3.6    3.23        200      11.2   5.60       13.8     (37.4)
                      ------  ---------           -------   -------            -------  --------
             3.23     25,071      852.3   3.40     24,249   1,015.6    4.19     24,627   1,482.5   6.02        6.5      16.9
             4.38      7,316      238.1   3.25      7,058     277.9    3.94      5,890     352.4   5.98        7.7      (2.1)
             5.82      5,871      352.6   6.01      4,086     317.3    7.77      3,492     315.4   9.03       31.4      14.7
                      ------  ---------           -------   -------            -------  --------
             3.89     38,258    1,443.0   3.77     35,393   1,610.8    4.55     34,009   2,150.3   6.32       10.5      13.0
                                   (0.1)                       (0.2)                          --
                              ---------                    --------                     --------
                                1,442.9                     1,610.6                      2,150.3
                       1,315                        1,276                        1,206                        17.3      26.9
                       3,588                        3,509                        2,845                        14.7      21.8
                      ------                      -------                      -------
                     $50,887                      $46,403                      $43,437                        12.0      15.5
                     =======  ---------           =======  --------            =======  --------
                              $ 2,536.7                    $2,233.7                     $1,923.4
                              =========                    ========                     ========

             4.94                         4.85                         4.68                        4.11
             5.66                         5.50                         5.36                        4.93
            81.90                        82.88                        84.97                       87.11

Norwest Corporation and Subsidiaries
Income Statement Data

                                                                 1996 Over 1995                   1995 Over 1994
                                                      --------------------------------- --------------------------------
In millions                                              Volume   Yield/Rate     Total     Volume   Yield/Rate     Total
                                                      ---------- -------------  ------- ---------- ------------  -------
Changes in Tax-Equivalent Net Interest Income*

Interest income
Loans and leases...................................   $  332.5       12.6       345.1      540.8      346.1       886.9
Investment securities..............................      (45.0)     (25.3)      (70.3)      22.8       (8.7)       14.1
Investment and mortgage-backed securities
   available for sale..............................      132.5       (5.8)      126.7      118.5      111.5       230.0
                                                      --------   --------    --------   --------   --------    --------
     Total investment securities...................       87.5      (31.1)       56.4      141.3      102.8       244.1
Money market and trading account securities........       48.6      (11.3)       37.3        4.2       (0.4)        3.8
Loans held for sale................................       58.3        0.3        58.6       47.6       36.7        84.3
Mortgages held for sale............................      118.5      (16.2)      102.3       71.7       37.3       109.0
                                                      --------   --------    --------   --------   --------    --------
     Total.........................................      645.4      (45.7)      599.7      805.6      522.5     1,328.1
                                                      --------   --------    --------   --------   --------    --------
Interest expense
Interest-bearing deposits..........................      195.4      (26.8)      168.6       67.6      225.3       292.9
Short-term borrowings..............................      (10.9)     (50.8)      (61.7)      92.3      133.2       225.5
Long-term debt.....................................      113.9      (51.8)       62.1      256.5       83.0       339.5
                                                      --------   --------    --------   --------   --------    --------
     Total.........................................      298.4     (129.4)      169.0      416.4      441.5       857.9
                                                      --------   --------    --------   --------   --------    --------

Net interest income................................   $  347.0       83.7       430.7      389.2       81.0       470.2
                                                      ========   ========    ========   ========   ========    ========
*Changes in the average balance/rate are allocated entirely to the yield/rate changes.


Analysis of Selected Non-interest Expenses
                                                1996  % Change        1995   % Change        1994        1993       1992
                                            --------  --------    --------   --------    --------   ---------    -------
Salaries and benefits
Salaries...............................     $1,780.1     24.5%    $1,430.2      13.4%    $1,260.9     1,210.8      991.0
Benefits...............................        317.0      0.7        314.9       0.7        312.8       263.5      184.4
                                            --------              --------              ---------     -------    -------
     Total.............................     $2,097.1     20.2%    $1,745.1      10.9%    $1,573.7     1,474.3    1,175.4
                                            ========              ========              =========     =======    =======

Business development
Advertising............................     $   96.3     31.9%    $   73.0     (26.0)%   $   98.6        73.0       52.6
Other business development.............        131.6     32.7         99.2       7.9         91.9        78.3       64.9
                                            --------              --------               --------     -------    -------
     Total.............................     $  227.9     32.3%    $  172.2      (9.6)%   $  190.5       151.3      117.5
                                            ========              ========               ========     =======    =======
Other non-interest expenses
Professional fees......................     $  115.7     28.0%    $   90.4      50.2%    $   60.2        60.2       53.8
Insurance claims.......................         81.9     49.2         54.9      28.6         42.7        42.2       25.7
Other employment.......................         65.0     37.1         47.4       3.9         45.6        38.7       32.4
Other real estate owned, net...........         19.6     39.0         14.1     219.5        (11.8)        3.3        7.1
FDIC assessment and regulatory
   examination fees....................         40.1    (49.0)        78.6     (10.3)        87.6        79.7       75.2
Other..................................        188.7     13.3        166.6     (38.3)       270.0       458.0      385.9
                                            --------              --------               --------     -------    -------
     Total.............................     $  511.0     13.1%    $  452.0      (8.6)%   $  494.3       682.1      580.1
                                            ========              ========               ========     =======    =======

Norwest Corporation and Subsidiaries
Loan Information


In millions, except ratios                                   1996       1995       1994       1993        1992       1991
                                                        ---------    -------    -------     ------    --------   --------
Loans and Leases at December 31,
Commercial, financial and industrial...............     $  10,205      9,327      7,434      6,686       6,577      6,440
Agricultural.......................................         1,108      1,091        956        938         830        814
Construction and land development..................           944        742        568        566         454        518
Real Estate
   Secured by 1-4 family residential properties....        10,376      8,593      8,959      8,321       7,582      5,067
   Secured by other properties.....................         4,749      4,174      3,590      3,418       3,186      3,277
Consumer...........................................        10,431     10,521      8,305      6,879       6,046      6,714
Credit card........................................         1,566      1,666      2,511      1,727         994        813
Lease financing....................................           812        816        765        699         627        600
Foreign
   Consumer installment............................           703        652        444        425         425         --
   Real estate secured by 1-4 family residential
    properties.....................................            72         53         42         30          15         --
   Other...........................................           188        196        130         93          62         61
                                                        ---------     ------    -------    -------     -------   --------
     Total loans and leases........................        41,154     37,831     33,704     29,782      26,798     24,304
     Unearned discount.............................        (1,773)    (1,678)    (1,128)    (1,021)     (1,015)      (984)
                                                        ---------     ------    -------    -------     -------   --------
       Total loans and leases net of unearned
       discount....................................     $  39,381     36,153     32,576     28,761      25,783     23,320
                                                        =========     ======    =======    =======     =======   ========
Allowance for Credit Losses
Balance at beginning of year.......................     $   917.2      789.9      789.2      773.1       704.3      577.0
Allowances related to assets acquired, net.........         111.3      119.1       29.0       36.2        23.4       42.5
Provision for credit losses........................         394.7      312.4      164.9      158.2       270.8      406.4
Credit losses
   Commercial, financial and industrial............          53.9       41.3       31.0       58.9        90.9      146.4
   Agricultural....................................           6.1        2.7        4.5        2.6         4.2        3.9
   Construction and land development...............           0.6        0.6        2.8       11.9        15.8       21.4
   Real estate.....................................          26.5       20.8       44.2       53.2        68.4       99.6
   Consumer........................................         301.8      201.7      130.5      116.4       118.9      131.9
   Credit card.....................................          83.5      121.8       73.2       46.1        36.9       35.7
   Lease financing.................................           4.5        2.6        2.3        2.2         2.6        3.8
   Foreign.........................................
     Consumer installment..........................          33.7       27.5       17.4       18.5         2.9         --
     Other.........................................           1.2        2.2        8.9        0.5         0.5        1.8
                                                        ---------     ------    -------    -------     -------   --------
     Total credit losses...........................         511.8      421.2      314.8      310.3       341.1      444.5
                                                        ---------     ------    -------    -------     -------   --------
Recoveries
   Commercial, financial and industrial............          33.1       26.9       34.0       39.4        41.4       47.3
   Agricultural....................................           1.9        2.6        2.5        4.0         4.9        4.0
   Construction and land development...............           1.3        4.5        7.2        7.2         2.4        6.9
   Real estate.....................................          15.5       17.5       26.9       36.6        24.9       23.6
   Consumer........................................          54.4       44.6       35.4       32.1        30.1       27.5
   Credit card.....................................          13.8       13.0       10.6        7.8         6.7        5.5
   Lease financing.................................           1.0        2.1        0.7        0.3         0.6        0.3
   Foreign
     Consumer installment..........................           5.6        4.3        3.5        3.5          --         --
     Other.........................................           2.8        1.5        0.8        1.1         4.7        7.8
                                                        ---------     ------    -------    -------     -------   --------
     Total recoveries..............................         129.4      117.0      121.6      132.0       115.7      122.9
                                                        ---------     ------    -------    -------     -------   --------
Net credit losses..................................         382.4      304.2      193.2      178.3       225.4      321.6
                                                        ---------     ------    -------    -------     -------   --------
Balance at end of year.............................     $ 1,040.8      917.2      789.9      789.2       773.1      704.3
                                                        =========     ======    =======    =======     =======   ========
Allocation of Allowance for Credit Losses
Commercial.........................................     $   208.6      186.4      151.9      137.4       154.5      185.9
Consumer...........................................         285.7      276.5      209.0      195.2       155.4      140.6
Real estate........................................         150.3      171.8      163.5      203.4       220.6      152.8
Foreign............................................          32.3       27.0       20.0       21.2        22.0        5.0
Unallocated........................................         363.9      255.5      245.5      232.0       220.6      220.0
                                                        ---------     ------    -------    -------     -------   --------
     Total.........................................     $ 1,040.8      917.2      789.9      789.2       773.1      704.3
                                                        =========     ======    =======    =======     =======   ========
Credit Quality Ratios
Net credit losses as a percent of average loans and
   leases..........................................         0.99%       0.86       0.64       0.67        0.97       1.37
Allowance for credit losses to
     Total loans and leases at year-end............         2.64%       2.54       2.42       2.74        3.00       3.02
     Net credit losses.............................         2.72x       3.02       4.09       4.43        3.43       2.19
Provision for credit losses to average loans and
   leases..........................................         1.02%       0.88       0.55       0.60        1.16       1.73
Earnings coverage of net credit losses.............         5.69x       5.70       6.96       5.82        3.53       2.79

Norwest Corporation and Subsidiaries
Other Balance Sheet Data
In millions, except ratios
Maturity of Total Investment Securities (a)

                                                                Carrying Value
                             ------------------------------------------------------------------------------------     Total
                             Within 1 Year       1-5 Years        5-10 Years     After 10 Years        Total          Market
                             Amount/Yield      Amount/Yield      Amount/Yield     Amount/Yield      Amount/Yield      Value
                             -------------     -------------    --------------  ----------------   --------------   ---------
At December 31, 1996
--------------------
Investment securities
   available for sale:
U.S. Treasury and federal
   agencies.............   $ 405.6   5.97%     $ 613.5   6.25%  $  97.3  5.35%    $  63.7 7.32%  $ 1,180.1  6.13%    $1,180.1
State, municipal and
   housing-tax exempt (b)     56.8   6.33        257.3   6.18     144.6  6.64       493.2 7.38       951.9  6.87        951.9
Other...................     187.4   7.25        424.6   4.55     130.4  7.30       415.8 7.84     1,158.2  6.82      1,158.2
                           -------             -------           ------           -------        ---------            -------
     Total investment
        securities
        available for sale   649.8   6.28      1,295.4   5.88     372.3  6.52       972.7 7.57     3,290.2  6.56      3,290.2
                           -------             -------           ------         ---------          -------
Mortgage-backed
   securities:
Federal agencies........     129.7   6.88        390.9   6.76     142.0  7.40    12,121.6 7.47    12,784.2  7.44     12,784.2
Collateralized mortgage
   obligations..........       3.1   5.60         19.0   5.60      10.0  8.12       140.6 7.51       172.7  7.34        172.7
                           -------             -------           ------           -------        ---------            -------
     Total mortgage-backed
     securities available
      for sale..........     132.8   6.84        409.9   6.72     152.0  7.45    12,262.2 7.47    12,956.9  7.44     12,956.9
                           -------             -------           ------          --------          -------            -------
Total securities
   available for sale...     782.6   6.36      1,705.3   6.11     524.3  6.79    13,234.9 7.48    16,247.1  7.28     16,247.1
                           -------             -------           ------          --------          -------            -------
Other investment
   securities held for
   investment...........        --    --         294.8   0.34        --    --       417.4 8.56       712.2  5.16        745.2
                           -------             -------           ------          --------          -------            -------
Total investment
   securities...........   $ 782.6   6.36     $2,000.1   5.16    $524.3  6.79   $13,652.3 7.51   $16,959.3  7.19    $16,992.3
                           =======             =======           ======         =========        =========           ========

Maturity of Loans (c)                                            Within 1 Year       1-5 Years  After 5 Years           Total
                                                                 -------------       ---------  -------------        --------
Commercial ..................................................           $6,409           3,936            968          11,313
Construction and land development ...........................              646             219             79             944
Real estate .................................................              905           2,145          1,699           4,749
Foreign .....................................................               76              85             27             188
                                                                        ------           -----          -----          ------
Total .......................................................           $8,036           6,385          2,773          17,194
                                                                        ======           =====          =====          ======

Predetermined interest rates ................................           $3,872           3,197          1,455           8,524
Floating interest rates......................................            4,164           3,188          1,318           8,670
                                                                        ------           -----          -----          ------
Total........................................................           $8,036           6,385          2,773          17,194
                                                                        ======           =====          =====          ======

Maturity of Time Deposits of  $100,000 or more             Within 3 Months  3-6 Months  6-12 Months   Over 12 Months     Total
                                                           ---------------  ----------  -----------   --------------  --------
Certificates of deposit and other time...............              $ 1,265         604          658             655      3,182
Foreign time.........................................                  233          19           16               7        275
                                                                   -------       -----        -----           -----    -------
Total................................................              $ 1,498         623          674             662      3,457
                                                                   =======       =====        =====           =====    =======

Deposits at December 31,                                              1996        1995         1994            1993       1992
                                                                   -------       -----        -----           -----    -------
Noninterest-bearing deposits.........................              $14,296      11,624        9,283           9,054      7,382
Interest-bearing deposits
   Savings and NOW accounts..........................                8,069       5,378        4,790           4,421      4,310
   Money market accounts.............................               11,418      11,268       10,403          10,592      8,422
   Savings certificates..............................               12,814      11,244        9,773          10,043      9,683
   Certificates of deposit and other time (d)........                3,187       2,316        1,528           1,678      1,655
   Foreign time (e)..................................                  346         199          647             189        157
                                                                   -------      ------       ------          ------    -------
Total deposits.......................................              $50,130      42,029       36,424          35,977     31,609
                                                                   =======      ======       ======          ======    =======

(a)  Based on contractual maturities.
(b) The yield on state, municipal and housing securities is increased by the benefit of tax exemption, assuming a 35% federal income tax rate. For the year ended December 31, 1996, the amount of the increases in the yields for these securities and for total securities available for sale is 2.88% and 0.15%, respectively.
(c) Excludes leases of $812 million and consumer and residential mortgage loans of $23,148 million.
(d)  Includes $5 million of time deposits less than $100,000 in 1996.
(e)  Includes $71 million of foreign time deposits less than $100,000 in 1996.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information

                                          1996 Quarters                                              1995 Quarters
                      -------------------------------------------------  ----------------------------------------------------------
In millions, except
 per common share
 amounts and
 ratios                   Fourth       Third     Second        First         Fourth          Third         Second          First
                      -------------   -------  ---------   ------------  -------------  -------------  -------------  -------------
Interest income......      $1,608.2   1,611.1    1,575.0        1,524.0        1,564.0        1,476.2        1,389.1        1,288.0
Interest expense.....         661.9     663.4      658.5          633.2          676.4          636.4          590.9          544.3
                           --------   -------    -------        -------        -------        -------        -------        -------
Net interest income..         946.3     947.7      916.5          890.8          887.6          839.8          798.2          743.7
Provision for
 credit losses.......         113.6     105.9       87.4           87.8           95.9           86.5           74.7           55.3
Non-interest income..         738.1     631.8      641.9          552.8          522.3          483.7          447.4          394.8
Non-interest
 expenses............       1,103.0   1,032.4    1,011.1          943.2          934.9          866.2          822.0          759.2
                           --------   -------    -------        -------        -------        -------        -------        -------
Income before
 income taxes........         467.8     441.2      459.9          412.6          379.1          370.8          348.9          324.0
Income tax expense...         159.7     152.2      174.5          141.2          119.4          125.6          114.6          107.2
                           --------   -------    -------        -------        -------        -------        -------        -------
Net income...........       $ 308.1     289.0      285.4          271.4          259.7          245.2          234.3          216.8
                           ========   =======    =======        =======        =======        =======        =======        =======

Per Common Share
Net income
  Primary............      $   0.81      0.76       0.76           0.74           0.72           0.70           0.68           0.66
  Fully diluted......          0.81      0.76       0.76           0.74           0.72           0.69           0.67           0.65
Dividends declared...          0.27      0.27       0.27           0.24           0.24           0.24           0.21           0.21
Stockholders'
 equity..............         15.94     15.53      14.71          14.64          14.20          13.73          12.91          11.96
Stock price range.... 46 7/8-40 3/4     41-32  37 1/2-33  37 1/8-30 1/2  34 3/4-29 1/4  32 3/4-26 7/8  29 3/8-25 1/8  26 1/4-22 5/8
Period end stock
 price...............        43 1/2    40 3/4     34 7/8         36 3/4             33         32 1/2         28 3/4         25 3/8

Tax-equivalent Yields
 and Rates
Money market
 investments.........          5.41%     5.97       5.14           5.63           6.17           5.52           6.15           5.78
Trading account
 securities..........          6.83      6.95       6.66           6.14           6.13           7.72          11.27           9.75
Investment
 securities..........          4.74      4.05       4.73           4.50           7.59           7.52           7.75           7.72
Investment and
 mortgage-backed
 securities available
 for sale............          7.38      7.38       7.29           7.42           7.60           7.40           7.33           7.32
  Total investment
   securities........          7.27      7.22       7.16           7.27           7.60           7.41           7.37           7.36
Mortgages held for
 sale................          7.33      7.84       7.45           6.83           7.47           7.29           8.19           8.11
Loans held for sale..          7.75      7.77       8.94          10.19           9.30           8.46           8.65           8.57
Loans and leases.....         11.15     11.15      11.13          11.28          11.33          11.32          11.13          10.78
  Total earning
   assets............          9.48      9.59       9.50           9.71           9.80           9.76           9.81           9.49
Interest-bearing
 deposits............          3.94      3.91       3.91           3.95           4.05           4.05           4.02           3.90
Short-term
 borrowings..........          5.32      5.31       5.22           5.39           5.82           5.75           6.12           6.00
Long-term debt.......          6.14      6.14       6.04           6.21           6.40           6.55           6.62           6.52
  Total interest-
   bearing
   liabilities.......          4.65      4.66       4.65           4.75           4.97           4.97           4.99           4.84
Yield spread.........          4.83      4.93       4.85           4.96           4.83           4.79           4.82           4.65
Net interest income
 to earning assets...          5.60      5.66       5.54           5.69           5.60           5.59           5.66           5.49

Ratios*
Return on assets.....          1.55%     1.48       1.50           1.51           1.42           1.43           1.48           1.46
Leverage.............         13.19x    13.54      13.76          13.71          14.16          14.30          13.92          14.84
Return on realized
 common equity.......          22.0%     21.0       22.1           22.7           22.0           22.3           22.6           22.2

(Continued on page 82)

*Based on average balances and net income for the periods.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information (Continued from page 81)


In millions                                                1996 Quarters                              1995 Quarters
                                                -------------------------------------      -------------------------------------
                                                Fourth      Third    Second     First      Fourth     Third     Second     First
                                                ------      -----    ------     -----      ------     -----     ------     -----
Average Assets
Money market investments..................      $2,633        629       790       559         677       364        408       973
Trading account securities................         253        365       498       398         201       212        165       141
Investment securities.....................         723        864       839       796       1,460     1,437      1,384     1,296
Investment and mortgage-backed securities
   available for sale.....................      17,053     17,540    16,827    15,237      15,572    14,622     13,909    13,989
                                               -------     ------    ------    ------      ------    ------     ------    ------
     Total investment securities..........      17,776     18,404    17,666    16,033      17,032    16,059     15,293    15,285
Mortgages held for sale...................       5,553      6,385     7,160     6,344       6,757     5,923      3,657     2,824
Loans held for sale.......................       2,691      2,493     2,970     3,440       2,482     2,089      2,202     2,153
Loans and leases, net of unearned discount      39,654     39,431    38,049    37,020      37,262    36,265     35,444    33,219
                                               -------     ------    ------    ------      ------    ------     ------    ------
     Total average earning assets.........      68,560     67,707    67,133    63,794      64,411    60,912     57,169    54,595
Allowance for credit losses...............      (1,041)    (1,034)     (991)     (952)       (913)     (869)      (851)     (809)
Cash and due from banks...................       3,691      3,503     3,632     3,551       3,549     3,074      3,155     3,074
Other assets..............................       7,902      7,663     6,938     5,909       5,533     5,044      4,232     3,553
                                               -------     ------    ------    ------      ------    ------     ------    ------
     Total average assets.................     $79,112     77,839    76,712    72,302      72,580    68,161     63,705    60,413
                                               =======     ======    ======    ======      ======    ======     ======    ======

Average Liabilities and Stockholders' Equity
Noninterest-bearing deposits..............     $13,243     12,499    11,926    11,167      11,050    10,415      9,526     8,921
Interest-bearing deposits.................      35,272     34,545    33,553    31,573      30,371    29,021     28,272    27,767
Short-term borrowings.....................       8,135      8,825     8,986     8,269      10,020     9,693      7,582     7,616
Long-term debt............................      13,299     13,409    14,279    13,689      13,744    12,203     11,603    10,081
Other liabilities.........................       3,165      2,814     2,393     2,330       2,271     2,062      2,145     1,957
Stockholders' equity......................       5,998      5,747     5,575     5,274       5,124     4,767      4,577     4,071
                                                ------    -------   -------    ------      ------   -------    -------   -------
     Total average liabilities and
        stockholders' equity..............     $79,112     77,839    76,712    72,302      72,580    68,161     63,705    60,413
                                               =======     ======    ======    ======      ======    ======     ======    ======

The financial information on pages 81 and 82 is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations.