Form 10-Q
period 1997-03-31
NORWEST CORP
filed 1997-05-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997

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

Common Stock, par value $1 2/3 per share,
outstanding at April 30, 1997                         374,939,826 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      March 31, 1997 and December 31, 1996.........................  3

2.  Consolidated Statements of Income -
      Quarters Ended March 31, 1997 and 1996.......................  4

3.  Consolidated Statements of Cash Flows -
      Quarters Ended March 31, 1997 and 1996.......................  5

4.  Consolidated Statements of Stockholders' Equity -
      Quarters Ended March 31, 1997 and 1996.......................  6

5.  Notes to Unaudited Consolidated Financial Statements...........  8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                         March 31,   December 31,
                                                       1997           1996
ASSETS
Cash and due from banks ......................    $ 4,157.1        4,856.6
Interest-bearing deposits with banks .........         30.6        1,237.9
Federal funds sold and resale agreements .....      1,201.2        1,276.8
    Total cash and cash equivalents ..........      5,388.9        7,371.3
Trading account securities ...................        326.6          186.5
Investment and mortgage-backed securities
  available for sale .........................     21,498.4       16,247.1
Investment securities (fair value
  $768.5 in 1997 and $745.2 in 1996) .........        735.5          712.2
    Total investment securities ..............     22,233.9       16,959.3
Loans held for sale ..........................      2,795.1        2,827.6
Mortgages held for sale ......................      5,160.8        6,339.0
Loans and leases, net of unearned discount ...     40,369.4       39,381.0
Allowance for credit losses ..................     (1,062.6)      (1,040.8)
    Net loans and leases .....................     39,306.8       38,340.2
Premises and equipment, net ..................      1,237.8        1,200.9
Mortgage servicing rights, net ...............      2,720.9        2,648.5
Interest receivable and other assets .........      4,409.5        4,302.1
    Total assets .............................    $83,580.3       80,175.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................    $14,332.3       14,296.3
  Interest-bearing ...........................     37,693.2       35,833.9
    Total deposits ...........................     52,025.5       50,130.2
Short-term borrowings ........................      8,704.8        7,572.6
Accrued expenses and other liabilities .......      4,691.4        3,326.2
Long-term debt ...............................     11,971.4       13,082.2
    Total liabilities ........................     77,393.1       74,111.2
Preferred stock ..............................        289.9          249.8
Unearned ESOP shares .........................       (102.7)         (61.0)
    Total preferred stock ....................        187.2          188.8
Common stock, $1 2/3 par value - authorized
 500,000,000 shares:
  Issued 381,109,956 and 375,533,625 shares
   in 1997 and 1996, respectively ............        635.2          625.9
Surplus ......................................        976.6          948.6
Retained earnings ............................      4,475.3        4,248.2
Net unrealized gains on securities
  available for sale .........................        104.7          303.5
Notes receivable from ESOP ...................        (10.2)         (11.1)
Treasury stock - 5,063,590 and 6,830,919
  common shares in 1997 and 1996, respectively       (174.0)        (233.3)
Foreign currency translation .................         (7.6)          (6.4)
    Total common stockholders' equity ........      6,000.0        5,875.4
    Total stockholders' equity ...............      6,187.2        6,064.2
    Total liabilities and
      stockholders' equity ...................    $83,580.3       80,175.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts          Quarter Ended
                                                        March 31,
                                                      1997       1996
INTEREST INCOME ON
Loans and leases ................................ $1,095.4    1,039.8
Investment and mortgage-backed securities
 available for sale .............................    325.5      265.9
Investment securities ...........................      7.0        8.9
Loans held for sale .............................     56.2       87.2
Mortgages held for sale .........................     97.7      108.4
Money market investments ........................     21.1        7.8
Trading account securities ......................      4.5        6.0
    Total interest income .......................  1,607.4    1,524.0

INTEREST EXPENSE ON
Deposits ........................................    356.1      310.0
Short-term borrowings ...........................     99.1      110.8
Long-term debt ..................................    193.9      212.4
    Total interest expense ......................    649.1      633.2
      Net interest income .......................    958.3      890.8
Provision for credit losses .....................    109.0       87.8
      Net interest income after
        provision for credit losses .............    849.3      803.0

NON-INTEREST INCOME
Trust ...........................................     84.7       70.8
Service charges on deposit accounts .............     89.1       75.2
Mortgage banking ................................    227.8      171.3
Data processing .................................     18.1       16.5
Credit card .....................................     27.9       31.5
Insurance .......................................     90.2       69.7
Other fees and service charges ..................     86.4       69.6
Net investment and mortgage-backed securities
 available for sale gains (losses) ..............     (4.4)       1.7
Net venture capital gains .......................     19.2       66.5
Trading .........................................     24.9      (15.3)
Other ...........................................     26.7       (4.7)
    Total non-interest income ...................    690.6      552.8

NON-INTEREST EXPENSES
Salaries and benefits ...........................    546.6      509.1
Net occupancy ...................................     80.0       68.3
Equipment rentals, depreciation and maintenance .     82.2       72.7
Business development ............................     58.4       53.2
Communication ...................................     71.5       66.5
Data processing .................................     45.1       33.4
Intangible asset amortization ...................     40.4       38.2
Other ...........................................    123.3      101.8
    Total non-interest expenses .................  1,047.5      943.2
INCOME BEFORE INCOME TAXES ......................    492.4      412.6
Income tax expense ..............................    170.5      141.2
NET INCOME ...................................... $  321.9      271.4

Average common and common equivalent shares ....     377.9      360.8
PER COMMON SHARE
 Net Income
  Primary ......................................  $   0.84       0.74
  Fully diluted ................................      0.84       0.74
 Dividends .....................................      0.30       0.24

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Quarter Ended
In millions                                                                    March 31,
                                                                             1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    321.9      271.4
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     109.0       87.8
    Depreciation and amortization .....................................     178.4      137.2
    Gains on sales of loans, securities and other assets, net .........     (70.9)     (55.0)
    Release of preferred shares to ESOP ...............................      11.6       13.4
    Purchases of trading account securities ...........................  (2,539.8) (19,367.1)
    Proceeds from sales of trading account securities .................   2,428.2   19,013.5
    Originations of mortgages held for sale ........................... (11,024.1) (12,272.7)
    Proceeds from sales of mortgages held for sale ....................  12,230.8   13,065.7
    Originations of loans held for sale ...............................    (302.6)    (249.2)
    Proceeds from sales of loans held for sale ........................     341.2      147.6
    Interest receivable ...............................................     (38.4)       1.7
    Interest payable ..................................................       8.8        3.5
    Other assets, net .................................................    (113.7)    (242.1)
    Other accrued expenses and liabilities, net .......................   1,241.0      139.5
      Net cash flows from operating activities ........................   2,781.4      695.2

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities ......       0.5        8.0
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale ..............................     581.2      739.5
  Proceeds from sales and calls of investment securities ..............       5.2       64.8
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale .....................................   1,302.3      946.3
  Purchases of investment securities ..................................     (23.8)    (160.6)
  Purchases of investment and mortgage-backed securities available for sale ..........................................................  (6,564.7)  (1,757.1)
  Net change in banking subsidiaries' loans and leases ................    (153.6)     153.4
  Non-bank subsidiaries' loans and leases originated ..................  (1,937.4)  (1,459.5)
  Principal collected on non-bank subsidiaries' loans and leases ......   2,067.5    1,343.9
  Purchases of premises and equipment .................................     (69.2)     (50.1)
  Proceeds from sales of premises, equipment & other real estate owned       19.0       23.0
  Cash paid for acquisitions, net of cash and cash equivalents acquired      25.6       55.5
    Net cash flows used for investing activities ......................  (4,747.4)     (92.9)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................     229.0     (577.4)
  Short-term borrowings, net ..........................................   1,015.4     (661.4)
  Long-term debt borrowings ...........................................     814.1    2,070.5
  Repayments of long-term debt ........................................  (1,929.5)  (1,414.1)
  Issuances of common stock ...........................................      18.7       24.8
  Repurchases of common stock .........................................     (48.5)     (50.8)
  Repurchases of preferred stock ......................................         -     (112.7)
  Net decrease in notes receivable from ESOP ..........................       0.9        0.1
  Dividends paid ......................................................    (116.5)     (90.9)
    Net cash flows used for financing activities ......................     (16.4)    (811.9)
    Net decrease in cash and cash equivalents .........................  (1,982.4)    (209.6)

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   7,371.3    4,946.5
  End of period .......................................................$  5,388.9    4,736.9

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1995....... $  341.2     (38.9)  597.2  734.2   3,496.3        327.1       (13.3)    (125.9)         (5.8)  5,312.1
Net income...............        -         -       -      -     271.4            -           -          -             -     271.4
Dividends on
  Common stock...........        -         -       -      -     (86.4)           -           -          -             -     (86.4)
  Preferred stock........        -         -       -      -      (4.5)           -           -          -             -      (4.5)
Conversion of 13,406
  preferred shares to
  363,671 common shares..    (13.4)        -       -    2.5         -            -           -       10.9             -         -
Repurchase of 1,127,125
  preferred shares.......   (112.7)        -       -      -         -            -           -          -             -    (112.7)
Cash payments received
  on notes receivable
  from ESOP..............        -         -       -      -         -            -         0.1          -             -       0.1
Issuance of 59,000
  preferred shares
  to ESOP................     59.0     (61.3)      -    2.3         -            -           -          -             -         -
Release of preferred
  shares to ESOP.........        -      13.9       -   (0.5)        -            -           -          -             -      13.4
Issuance of 1,053,160
  common shares..........        -         -       -    5.3      (5.3)           -           -       29.0             -      29.0
Issuance of 6,325,906
  common shares for
  acquisitions...........        -         -    10.1   64.3      22.6         (0.2)       (1.5)       8.2             -     103.5
Repurchase of 1,415,908
  common shares..........        -         -       -      -         -            -           -      (50.8)            -     (50.8)
Change in net unrealized
  gains (losses) on
  securities available
  for sale...............        -         -       -      -         -        (29.1)          -          -             -     (29.1)
Foreign currency
  translation............        -         -       -      -         -            -           -          -           0.5       0.5
Balance,
 March 31, 1996.......... $  274.1     (86.3)  607.3  808.1   3,694.1        297.8       (14.7)    (128.6)         (5.3)  5,446.5


(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1996...... $   249.8     (61.0)  625.9  948.6   4,248.2        303.5       (11.1)    (233.3)         (6.4)  6,064.2
Net income..............         -         -       -      -     321.9            -           -          -             -     321.9
Dividends on
  Common stock..........         -         -       -      -    (112.1)           -           -          -             -    (112.1)
  Preferred stock.......         -         -       -      -      (4.4)           -           -          -             -      (4.4)
Conversion of 11,567
  preferred shares to
  248,316 common shares.     (11.6)        -       -    1.3        -            -           -        10.3             -         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -       -      -         -            -         0.9          -             -       0.9
Issuance of 51,700
  preferred shares to
  ESOP..................      51.7     (53.8)      -    2.1         -            -           -          -             -         -
Release of preferred
  shares to ESOP........         -      12.1       -   (0.5)        -            -           -          -             -      11.6
Issuance of 1,047,881
  common shares.........         -         -       -   13.4     (22.3)           -           -       38.3             -      29.4
Issuance of  7,029,100
  common shares for
  acquisitions..........         -         -     9.3   11.7      44.0          1.0           -       59.2             -     125.2
Repurchase of 981,637
  common shares.........         -         -       -      -         -            -           -      (48.5)            -     (48.5)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............         -         -       -      -         -       (199.8)          -          -             -    (199.8)
Foreign currency
  translation...........         -         -       -      -         -            -           -          -          (1.2)     (1.2)
Balance,
  March 31, 1997........ $   289.9    (102.7)  635.2  976.6   4,475.3        104.7       (10.2)    (174.0)         (7.6)  6,187.2






See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies

Effective January 1, 1997, the corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS
125). FAS 125 sets forth the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. FAS 125 requires that after a transfer of financial assets, a company must recognize the financial and servicing assets controlled and liabilities incurred, and derecognize financial assets and liabilities in which control is surrendered or debt is extinguished. The adoption of FAS 125 has not had a material effect on the corporation's consolidated financial statements.


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the quarters ended March 31, include:

In millions                                         1997        1996

Interest......................................   $ 640.3       629.7
Income taxes..................................      14.1        12.3
Transfer of loans to other real estate owned..      16.0        13.2

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment Securities

The amortized cost and fair value of investment securities at March 31, 1997 were:

In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 3,972.0        13.3       (35.2)   3,950.1
 State, municipal and housing -
  tax exempt .........................   1,167.0        45.7        (3.8)   1,208.9
 Other ...............................     850.2       285.8       (11.9)   1,124.1
    Total investment securities
     available for sale ..............   5,989.2       344.8       (50.9)   6,283.1
 Mortgage-backed securities:
  Federal agencies ...................  15,183.0       120.5      (255.2)  15,048.3
  Collateralized mortgage
   obligations .......................     162.9         5.4        (1.3)     167.0
    Total mortgage-backed securities
     available for sale ..............  15,345.9       125.9      (256.5)  15,215.3
Total investment and
 mortgage-backed securities
 available for sale ..................  21,335.1       470.7      (307.4)  21,498.4

Other securities held for investment .     735.5        35.8        (2.8)     768.5

  Total investment securities ........ $22,070.6       506.5      (310.2)  22,266.9

Interest income on investment securities for the quarters ended March 31 were:

                                             Quarter
In millions                               1997     1996

Available for sale:
 U.S. Treasury and federal agencies .. $  32.1     17.3
 State, municipal and housing -
   tax exempt ........................    14.6     12.6
 Other ...............................    14.5     10.9
    Total investment securities
     available for sale ..............    61.2     40.8
 Mortgage-backed securities:
  Federal agencies ...................   259.9    221.4
  Collateralized mortgage
   obligations .......................     4.4      3.7
    Total mortgage-backed securities
     available for sale ..............   264.3    225.1
Total investment and mortgage-backed
  securities available for sale ......   325.5    265.9

Other securities held for investment .     7.0      8.9

  Total investment securities ........ $ 332.5    274.8

Certain investment securities with a total amortized cost of $5.2 million and $0.8 million for the quarters ended March 31, 1997 and 1996, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss during the first quarters of 1997 and 1996.

4.  Loans and Leases

The carrying values of loans and leases at March 31, 1997 and December 31, 1996 were:

In millions                                     March 31,     December 31,
                                                    1997             1996
Commercial, financial and industrial .....     $10,578.9         10,204.9
Agricultural .............................       1,066.0          1,107.7
Real estate
  Secured by 1-4 family residential
    properties ...........................      10,667.4         10,376.3
  Secured by development properties ......       2,249.0          2,104.5
  Secured by construction and land
    development ..........................         980.4            943.8
  Secured by owner-occupied properties ...       2,774.2          2,644.6
Consumer .................................      10,510.9         10,431.2
Credit card ..............................       1,497.1          1,566.2
Lease financing ..........................         815.2            812.4
Foreign
  Consumer ...............................         805.6            774.9
  Commercial .............................         235.1            187.7
    Total loans and leases ...............      42,179.8         41,154.2
Unearned discount ........................      (1,810.4)        (1,773.2)
  Total loans and leases, net of
    unearned discount ....................     $40,369.4         39,381.0


Changes in the allowance for credit losses for the quarters ended March 31, were:
                                             Quarter
In millions                                1997     1996

Balance at beginning of period ....... $1,040.8    917.2
  Allowance related to assets
   acquired, net .....................     24.8     40.2
  Provision for credit losses ........    109.0     87.8

  Credit losses ......................   (146.7)  (116.0)
  Recoveries .........................     34.7     30.5
    Net credit losses ................   (112.0)   (85.5)
Balance at end of period ............. $1,062.6    959.7

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at March 31, 1997 and 1996 and December 31, 1996 were:

In millions                                     March 31,      December 31,
                                              1997      1996          1996
Impaired loans
  Non-accrual ...........................  $ 108.7     107.3          94.0
  Restructured ..........................      0.2       1.8           0.2
    Total impaired loans ................    108.9     109.1          94.2
Other non-accrual loans and leases ......     64.7      68.9          62.5
  Total non-accrual and
   restructured loans and leases ........    173.6     178.0         156.7
Other real estate owned .................     50.0      37.8          43.3
  Total non-performing assets ...........    223.6     215.8         200.0
Loans and leases past due 90 days or more*    94.3     113.8         110.7
  Total non-performing assets and
   90-day past due loans and leases .....  $ 317.9     329.6         310.7

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the quarters ended March 31, 1997 and 1996 were $104.6 million and $105.3 million, respectively. The allowance for credit losses related to impaired loans at March 31, 1997 and December 31, 1996 was $36.6 million and $31.4 million, respectively. Impaired loans of $1.0 million and $0.9 million were not subject to a related allowance for credit losses at March 31, 1997 and December 31, 1996, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters ended March 31, were:

                                              Quarter
In millions                                 1997    1996

Interest
  As originally contracted ...........     $ 5.2     4.6
  As recognized ......................      (0.5)   (0.5)
    Reduction of interest income .....     $ 4.7     4.1



6.  Long-term Debt

During the first three months of 1997, certain subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $775 million were issued bearing interest at rates ranging from one-month LIBOR less 17 basis points to three-month LIBOR less 7 basis points, and which mature between June 1997 and September 2000. Norwest Financial, Inc. issued a $36.5 million senior note bearing interest at a fixed rate of 4.9 percent, which matures in March 2000.

7. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at March 31, 1997 and December 31, 1996. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1996 annual report on Form 10-K.

In millions, except share amounts

                                                           Annual
                                                         Dividend
                              Shares Outstanding          Rate at        Amount Outstanding
                               March 31,  December 31,   March 31,        March 31,  December 31,
                                   1997          1996        1997             1997          1996
Cumulative
  Tracking, $200
  stated value ..............   980,000       980,000        9.30%          $196.0         196.0
1997 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    41,434             -        9.50%            41.4             -
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    24,066        24,469        8.50%            24.1          24.5
1995 ESOP Cumulative
  Convertible, $1,000
  stated value ..............    22,203        22,716       10.00%            22.2          22.7
ESOP Cumulative Convertible,
  $1,000 stated value .......    11,209        11,594        9.00%            11.2          11.6
Less: Cumulative
  Tracking shares held by
  a subsidiary ..............   (25,000)      (25,000)                        (5.0)         (5.0)
                              1,053,912     1,013,779                        289.9         249.8
Unearned ESOP shares ........                                               (102.7)        (61.0)
    Total preferred stock ...                                              $ 187.2         188.8

On February 24, 1997, the corporation issued 51,700 shares of 1997 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1997 ESOP Preferred Stock"), in the stated amount of $51.7 million at a premium of $2.1 million; a corresponding charge of $53.8 million was recorded to unearned ESOP shares.

On February 26, 1996, the corporation issued 59,000 shares of 1996 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1996 ESOP Preferred Stock"), in the stated amount of $59.0 million at a premium of $2.3 million; a corresponding charge of $61.3 million was recorded to unearned ESOP shares.

During the quarters ending March 31, 1997 and 1996, 11,567 and 13,406 shares of ESOP preferred stock were converted into 248,316 and 363,671 shares of common stock of the corporation, respectively.

8. Business Segments

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. See Note 16 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1996 for a detailed description of each business segment. Selected financial information by business segment for the quarters ended March 31 is included in the following summary:

In millions
                                 Quarter
                                1997      1996
Revenues:*
  Banking ................ $ 1,491.7   1,344.1
  Mortgage Banking .......     350.5     301.3
  Norwest Financial ......     455.8     431.4
    Total ................ $ 2,298.0   2,076.8
Organizational earnings:*
  Banking ................ $   226.5     181.2
  Mortgage Banking .......      33.8      30.4
  Norwest Financial ......      61.6      59.8
    Total ................ $   321.9     271.4
Total assets:
  Banking ................ $63,606.6  56,081.1
  Mortgage Banking .......  11,103.0   9,496.2
  Norwest Financial ......   8,870.7   8,364.8
    Total ................ $83,580.3  73,942.1

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.


9.  Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters ended March 31, is presented below:

                                  Quarter
In millions                    1997      1996

Origination and other
  closing fees ............  $ 58.6      72.3
Servicing fees ............   101.1      58.4
Net gains on sales of
  servicing rights ........     0.2      15.1
Net gains (losses) on
  sales of mortgages ......    31.5      (5.7)
Other .....................    36.4      31.2
  Total mortgage banking
    non-interest income ...  $227.8     171.3

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $184.6 billion and $112.1 billion at March 31, 1997 and 1996, respectively, and $179.7 billion at December 31, 1996.

Changes in capitalized mortgage servicing rights for the quarters ended March 31, were:

                                  Quarter
In millions                    1997      1996

Mortgage servicing rights:

Balance at beginning
    of period ............ $2,712.7   1,290.9
  Originations ...........     77.8      84.2
  Purchases and other
    additions ............     31.7     165.3
  Sales ..................    (17.4)    (16.9)
  Amortization ...........    (85.6)    (47.0)
  Other ..................     65.9      25.8
                            2,785.1   1,502.3
  Less valuation allowance    (64.2)    (64.2)
Balance at end of period . $2,720.9   1,438.1


The fair value of capitalized mortgage servicing rights at March 31, 1997 was approximately $3.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters ended March 31, 1997 and 1996.

10. Trading Revenues

For the quarters ended March 31, trading revenues were derived from the following activities:

                                                 Quarter
In millions                                   1997    1996

Interest income:
  Securities .............................. $  4.5     6.0

Non-interest income:
  Gains(losses) on securities sold ........   15.3   (26.3)
  Swaps and other interest rate contracts .    0.3     8.5
  Foreign exchange trading ................    3.7     2.1
  Options .................................    2.1    (1.6)
  Futures .................................    3.5     2.0
    Total non-interest income .............   24.9   (15.3)
Total trading revenues .................... $ 29.4    (9.3)

11. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of an overall interest rate risk management strategy. See Note 15 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1996 for a detailed description of derivative products utilized in end-user activities.

Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. The rate of return on the amortizing swaps is the underlying coupon yield, paydown adjustment and price characteristics of an amortizing pool of mortgages or mortgage-backed securities. Basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Currently, interest rate floors, futures contracts and options on futures contracts are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The unrealized gains (losses) on interest rate floors and futures contracts are included, as appropriate, in determining the fair value of the capitalized mortgage servicing rights.

For the three months ended March 31, 1997, end-user derivative activities decreased interest income by $0.1 million and interest expense by $14.5 million, for a total benefit to net interest income of $14.4 million. For the same period in 1996, net interest income was increased by $15.1 million by a corresponding reduction in interest expense.

Activity in the notional amounts of end-user derivatives for the quarter ended March 31, 1997 is summarized as follows:


In millions                December 31,              Amortization                     March 31,
                                  1996   Additions   & Maturities  Terminations           1997
Swaps:

  Generic receive fixed ..... $  4,602         703           (400)          (36)         4,869

  Amortizing receive fixed ..       83       2,364             (1)            -          2,446

  Generic pay fixed .........      354          15              -          (150)           219

  Basis .....................       29           -              -             -             29

    Total swaps .............    5,068       3,082           (401)         (186)         7,563

Interest rate caps
  and floors ................   15,977       3,500              -        (1,500)        17,977

Futures contracts ...........    3,617       7,117              -        (7,436)         3,298

Options on futures contracts     5,559      10,539         (2,964)       (5,094)         8,040

Security options ............      825       1,425         (1,350)         (900)             -

Total ....................... $ 31,046      25,663         (4,715)      (15,116)        36,878


Deferred losses on closed end-user derivatives included in mortgage servicing rights at March 31, 1997 totalled $69.8 million. Deferred gains and losses on other closed end-user derivatives were not material at
March 31, 1997 and December 31, 1996.

A key assumption in the information which follows is that rates remain constant at March 31, 1997 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:

Dollars in millions


                                              Maturity
                                                                    There-
March 31, 1997              1997    1998    1999    2000    2001    after    Total

Swaps:
Generic receive fixed-
  Notional value ........$   550     653     766     400     500    2,000    4,869
  Weighted avg.
    receive rate ........   6.58%   6.34    7.28    6.17    6.35     6.60     6.61
  Weighted avg. pay rate    5.61%   5.56    5.52    5.58    5.58     5.68     5.61
Amortizing receive fixed-
  Notional value ........$     -      62   1,270   1,114       -        -    2,446
  Weighted avg.
    receive rate ........      -%   2.89    7.21    6.83       -        -     6.93
  Weighted avg. pay rate       -%   5.63    5.37    5.41       -        -     5.40
Generic pay fixed-
  Notional value ........$     4       -       -       -       4      211      219
  Weighted avg.
    receive rate ........   5.56%      -       -       -    5.44     5.60     5.59
  Weighted avg. pay rate    6.37%      -       -       -    6.29     5.86     5.88
Basis-
  Notional value ........$     -      29       -       -       -        -       29
  Weighted avg.
    receive rate ........      -%   4.45       -       -       -        -     4.45
  Weighted avg. pay rate       -%   4.00       -       -       -        -     4.00

Interest rate caps and
  floors (1):
  Notional value ........$     -     577   1,400   5,750   5,750    4,500   17,977

Futures contracts (1):
  Notional value ........$ 3,298       -       -       -       -        -    3,298

Options on futures
  contracts (1):
  Notional value ........$ 8,040       -       -       -       -        -    8,040

Total notional value ....$11,892   1,321   3,436   7,264   6,254    6,711   36,878

Total weighted avg.
  rates on swaps:
    Receive rate ........   6.58%   5.98    7.24    6.66    6.34     6.50     6.67

    Pay rate ............   5.62%   5.50    5.43    5.45    5.58     5.69     5.54


(1) Average rates are not meaningful for interest rate caps and floors, futures contracts or options.

Note: Weighted average variable rates are based on the actual rates as of March 31, 1997.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:



In millions                                     Balance Sheet Category
                                           Loans   Mortgage  Interest-   Long-
                              Investment    and   Servicing   bearing     term
March 31, 1997                Securities   Leases    Rights   Deposits    Debt      Total

Swaps:
  Pay variable
    Unrealized gains ........ $       -       -          -           -    27.7       27.7
    Unrealized (losses) .....         -       -      (10.3)      (19.8)  (65.0)     (95.1)

    Pay variable net ........         -       -      (10.3)      (19.8)  (37.3)     (67.4)

  Pay fixed
    Unrealized gains ........         -       -        3.2         5.9       -        9.1
    Unrealized losses .......         -    (0.3)         -           -       -       (0.3)

    Pay fixed net ...........         -    (0.3)       3.2         5.9       -        8.8

  Basis
    Unrealized gains ........       0.4       -          -           -       -        0.4

  Total unrealized gains ....       0.4       -        3.2         5.9    27.7       37.2
  Total unrealized (losses) .         -    (0.3)     (10.3)      (19.8)  (65.0)     (95.4)

    Total net ............... $     0.4    (0.3)      (7.1)      (13.9)  (37.3)     (58.2)

Interest rate caps and floors:

  Unrealized gains .......... $       -       -        5.3          -       -         5.3
  Unrealized (losses) .......      (3.5)      -      (84.6)       (0.1)   (0.2)     (88.4)

    Total net ............... $    (3.5)      -      (79.3)       (0.1)   (0.2)     (83.1)

Futures contracts:

  Unrealized gains .......... $       -     0.1          -           -       -        0.1

Options on futures contracts:

  Unrealized gains .......... $       -     0.3       20.5           -       -       20.8
  Unrealized (losses) .......         -    (0.3)     (30.9)          -       -      (31.2)

    Total net ............... $       -       -      (10.4)          -       -      (10.4)


  Grand total
    unrealized gains ........ $     0.4     0.4       29.0         5.9    27.7       63.4
  Grand total
    unrealized (losses) .....      (3.5)   (0.6)    (125.8)      (19.9)  (65.2)    (215.0)

  Grand total net ........... $    (3.1)   (0.2)     (96.8)      (14.0)  (37.5)    (151.6)


As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At March 31, 1997, the corporation had forward contracts and options on forward contracts totaling $20.3 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At March 31, 1997, the corporation's trading account portfolio included futures of $504 million notional value, which are valued at market with any gains or losses recognized currently.

12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At March 31, 1997, the corporation had two pending acquisitions with total assets of approximately $166.2 million, and it is anticipated that approximately 0.6 million common shares will be issued upon completion of these acquisitions.

These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the third quarter of 1997 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Transactions completed in the three months ended March 31, 1997 include:

In millions, except share amounts                                  Common
                                                          Cash     Shares    Method of
                                     Date     Assets      Paid     Issued   Accounting
Franklin Federal
  Bancorp., F.S.B.
  Austin, Texas (B) ............  January  1 $  621.3   $  90.0           -  Purchase of
                                                                             assets
Central Bancorporation, Inc.
  Fort Worth, Texas (B) ........  January 28  1,105.3         -   4,699,788  Pooling of
                                                                             interests*
Reliable Financial
  Services, Inc.
  San Juan, Puerto (F) ......... February 21     38.6         -     876,543  Pooling of
                                                                             interests*
Statewide Mortgage Company,
  Birmingham, Alabama (B) ...... February 26     27.9         -     524,996  Purchase
The United Group, Inc.
  Charlotte, North Carolina (F).    March 21     40.6         -     324,174  Purchase
Farmers National Bancorp, Inc.
  Geneseo, Illinois (B) ........    March 24    197.6         -     603,599  Purchase
                                             $2,031.3   $  90.0   7,029,100


 * Pooling of interests transactions were not material to the corporation's consolidated financial statements; accordingly, previously reported results have not been restated.
(B) - Banking Group; (F) - Norwest Financial


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1996 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $321.9 million for the quarter ended March 31, 1997, an 18.6 percent increase over the $271.4 million earned in the first quarter of 1996. Fully diluted earnings per share were 84 cents, compared with 74 cents in the first quarter of 1996, an increase of 13.5 percent. Return on realized common equity was 22.7 percent and return on assets was 1.63 percent for the first quarter of 1997, compared with 22.7 percent and 1.51 percent, respectively, in the first quarter of 1996.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 8 to the unaudited consolidated financial statements for the quarters ended March 31, 1997 and 1996 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported first quarter 1997 earnings of $226.5 million, a
25.0 percent increase over the first quarter 1996 earnings of $181.2 million. The increased earnings in the first quarter of 1997 reflected a
10.6 percent increase in tax-equivalent net interest income to $682.2 million, primarily due to an 11.6 percent increase in average earning assets and partially offset by a five basis point decrease in net interest margin. The Banking Group's provision for credit losses for the quarter ended March 31, 1997 increased $8.1 million to $38.2 million from a year earlier, as average loans and leases rose $2.5 billion, or 8.5 percent, while net charge-offs as a percent of average loans and leases increased 16 basis points to 0.57 percent. Non-interest income rose $76.1 million to $387.7 million for the first three months of 1997, due primarily to growth in trust and insurance revenues, and fees and service charges, partially offset by lower venture capital gains. Non-interest expenses of $680.3 million for the first three months of 1997 were $59.8 million higher when compared with the first three months of 1996, reflecting additional operating expenses due to acquisitions.

Mortgage Banking

Mortgage Banking earned $33.8 million in the current quarter compared with $30.4 million in the first quarter of 1996. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the quarters ended March 31, 1997 and 1996.

The growth in Mortgage Banking earnings over 1996 reflects higher servicing fees from a larger servicing portfolio and an increase in the combined gains on sales of mortgages and servicing rights to $31.7 million in the first quarter of 1997, compared with $9.4 million in the same period a year ago. Mortgage loan originations amounted to $10.4 billion during the first quarter of 1997, compared with $11.7 billion, in the comparable period in 1996. The percentage of fundings attributed to mortgage loan refinancings was approximately 19 percent in 1997, compared with 40 percent in 1996.
The unclosed pipeline of mortgage loans was $9.7 billion at March 31, 1997, compared with $7.7 billion at December 31, 1996. The servicing portfolio totaled $184.6 billion at March 31, 1997, compared with $179.7 billion at year-end 1996, and currently has a weighted average coupon of 7.76 percent.

Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $61.6 million in the first quarter of 1997, compared with $59.8 million in the first quarter of 1996, an increase of
2.9 percent. The growth in earnings reflected a 6.3 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 4.3 percent from the first quarter of 1996. Norwest Financial's net charge-offs in the first quarter of 1997 were $67.0 million, or 3.66 percent of average loans, compared with $55.8 million, or
3.15 percent of average loans, in the same period in 1996. The increase in charge-offs was due to higher consumer credit losses.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $967.2 million in the first quarter of 1997, compared with $898.3 million in the first quarter of 1996, an increase of 7.7 percent. Growth in tax-equivalent net interest income over the three months ended March 31, 1996 was primarily due to an 8.8 percent growth in average earning assets, principally investment securities and loans, partially offset by a seven basis point decrease in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.62 percent in the first quarter of 1997, compared with
5.69 percent in the first quarter of 1996. The decrease in net interest margin from first quarter of 1996 is primarily due to a lower yield on loans held for sale, partially offset by an improvement in funding costs.

The following table summarizes changes in tax-equivalent net interest income between the first quarter of 1997 and the first and fourth quarters of 1996.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     1Q 97     1Q 97
                                                 from      from
                                                1Q 96     4Q 96
Increase (decrease) due to:
  Change in earning asset volume ............  $ 82.6      13.2
  Change in volume of interest-free funds ...    12.2       0.8
  Change in net return from
   Interest-free funds ......................    (5.5)     (4.2)
   Interest-bearing funds ...................   (12.8)     (1.4)
  Change in earning asset mix ...............   (22.4)     (2.6)
  Change in funding mix .....................    14.8       6.3
Change in tax-equivalent net interest income.  $ 68.9      12.1

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.

Provision for Credit Losses

The corporation provided $109.0 million for credit losses in the first quarter of 1997, compared with $87.8 million in the same period a year ago. Net credit losses totaled $112.0 million and $85.5 million for the three months ended March 31, 1997 and 1996, respectively. As a percentage of average loans and leases, net credit losses were 114 basis points in the first quarter of 1997, compared with 93 basis points in the same period a year ago. The increase in net credit losses for the first quarter of 1997 is principally due to higher levels of charge-offs in regions where the corporation has had acquisitions and to higher consumer credit charge-offs at Norwest Financial.

Non-interest Income

Consolidated non-interest income was $690.6 million in the first quarter of 1997, an increase of $137.8 million, or 24.9 percent, from the first quarter of 1996, due to continued growth in virtually all categories, including trust, fees and service charges, insurance and mortgage banking revenues. The increases in trust revenues and fees and service charges reflect overall increases in business activity, including acquisitions and marketing efforts.

Mortgage banking revenues in the first quarter of 1997 were $227.8 million, compared with $171.3 million in the first quarter of 1996. The increase for the quarter was principally due to increased levels of servicing fees from a larger servicing portfolio and higher net gains on sales of mortgages. Mortgage banking revenue derived from sales of servicing rights and future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the quarter ended March 31, 1997 and 1996.

Net venture capital gains were $19.2 million for the three months ended March 31, 1997, compared with $66.5 for the same period in 1996. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $192.2 million at March 31, 1997.

Insurance revenues in the first quarter of 1997 were $90.2 million, compared with $69.7 million in the corresponding period in 1996. The increase in insurance revenues is primarily attributed to commissions on higher sales of crop hail and credit life insurance.

The corporation's trading revenue for the first quarter of 1997 was $24.9 million compared with a loss of $15.3 million in the first quarter of 1996. See Note 10 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the quarters ended March 31, 1997 and 1996.

Non-interest Expenses

Consolidated non-interest expenses were $1,047.5 million in the first quarter of 1997, compared with $943.2 million in the same period of 1996, an increase of 11.1 percent. First quarter 1997 results reflect increased operating expenses associated with acquisitions and one-time acquisition charges of $4.6 million related to transactions completed during the quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

At March 31, 1997, earning assets were $72.1 billion, an increase of 5.7 percent from $68.2 billion at December 31, 1996. This increase was primarily due to a 31.1 percent increase in total investment securities. The increase is due to purchases of securities with short term funds pending reinvestment at year-end 1996 and to acquisitions.

At March 31, 1997, interest-bearing liabilities totaled $41.2 billion, a
2.5 percent increase from $40.2 billion at December 31, 1996. The increase was primarily due to increases in interest-bearing deposits from acquisitions.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the quarter ended March 31, 1997.

At March 31, 1997, the allowance for credit losses totaled $1,062.6 million, or 2.63 percent of loans and leases outstanding. Comparable amounts were $959.7 million, or 2.57 percent, at March 31, 1996, and $1,040.8 million, or 2.64 percent, at December 31, 1996. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 334.2 percent at March 31, 1997, compared with
291.2 percent at March 31, 1996 and 335.0 percent at December 31, 1996.

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

The allocation of the allowance for credit losses to major categories of loans March 31, 1997 and December 31, 1996 was:

                                       March 31,          December 31,
                                           1997                  1996

Commercial ....................        $  238.7                 208.6
Consumer ......................           294.0                 285.7
Real estate ...................           146.5                 150.3
Foreign .......................            36.3                  32.3
Unallocated ...................           347.1                 363.9
   Total ......................        $1,062.6               1,040.8


Non-performing assets and 90-day past due loans and leases totaled $317.9 million, or 0.38 percent of total assets, at March 31, 1997, compared with $329.6 million, or 0.45 percent, at March 31, 1996, and $310.7 million, or
0.39 percent, at December 31, 1996.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first three months of 1997 was approximately 54 percent in the North Central Midwest, 15 percent in the South Central Midwest and 31 percent in the Rocky Mountain/Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the country.
The five states with the highest originations year to date in 1997 are:
California $1,987.6 million; Washington $487.4 million; New Jersey $483.6 million; Illinois $482.0 million; and Minnesota $455.8 million. The originations in these five states comprise approximately 37 percent of total originations in 1997. The five largest states in the servicing portfolio include: California $36.5 billion; Minnesota $10.5 billion; Texas $8.8 billion; New York $8.6 billion; and Florida $7.9 billion. These five states comprise approximately 39 percent of the total servicing portfolio at March 31, 1997.

Norwest Financial engages in consumer finance activities in 48 states, all 10 Canadian provinces, the Caribbean, Central America and Guam. The five states with the largest consumer finance receivables are: California $443.9 million; Illinois $217.4 million; Florida $216.0 million; Texas $213.7 million; and Alabama $165.2 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.2 billion and $587.8 million, respectively, at March 31, 1997. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 44 percent of total consumer finance receivables at March 31, 1997.

With respect to credit card receivables, approximately 64 percent of the portfolio is within the corporation's 16-state banking region. Minnesota represents approximately 13 percent of the total outstanding credit card portfolio. No other state accounts for more than 10 percent of the portfolio.

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


Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                             March 31,       December 31,
                                                 1997               1996

Tier 1 capital.........................       $ 4,716              4,716
Tier 1 and Tier 2 capital..............         5,709              5,692
Total risk adjusted assets.............        56,027             54,638
Tier 1 capital ratio...................          8.42%              8.63
Total capital to risk adjusted assets..         10.19%             10.42
Leverage ratio.........................          6.07%              6.15

The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 35.7 percent for the first quarter of 1997 compared with 32.4 percent for the first quarter of 1996.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which establishes new standards for calculating and presenting earnings per share disclosures. The corporation will be required to adopt the provisions of FAS 128 at year-end 1997. Under FAS 128, basic and diluted earnings per share for the quarters ended March 31 were:


                                  Quarter
In millions                    1997      1996

Net income.................. $321.9     271.4
Less dividends accrued
  on preferred stock........   (4.5)     (4.5)
Income available to common
  stockholders.............. $317.4     266.9

Weighted average common
  shares outstanding........  372.8     357.4
Adjustments for dilutive
  securities:
Assumed exercise of
  outstanding stock options.    9.9       9.9
Diluted common shares.......  382.7     367.3

Earnings per common share:
  Basic..................... $ 0.85      0.75
  Diluted...................   0.83      0.73



Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (FAS
129) which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on the corporation's current capital structure disclosures.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                           Quarter Ended March 31,

In millions, except ratios               1997                       1996

                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments .... $ 1,620   $  21.1     5.29%  $  559    $  7.8   5.63%
Trading account securities ..     272       4.7     6.98      398       6.1   6.14

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies ................   2,067      32.1     6.22    1,131      17.3   6.22
  State, municipal and
    housing tax-exempt ......   1,012      21.6     8.85      840      18.4   9.22
  Mortgage-backed ...........  14,263     264.3     7.46   12,333     225.1   7.41
  Other .....................   1,130      14.5     6.85      933      10.9   7.30
    Total investment
       securities available
       for sale .............  18,472     332.5     7.37   15,237     271.7   7.42

Other securities held for
    investment ..............     720       7.0     3.89      796       8.9   4.50

    Total investment
       securities ...........  19,192     339.5     7.23   16,033     280.6   7.27

Loans held for sale .........   2,924      56.2     7.79    3,440      87.2  10.19
Mortgages held for sale .....   5,485      97.7     7.13    6,344     108.4   6.83
Loans and leases
  (net of unearned discount)
  Commercial ................  13,311     297.2     9.05   12,287     279.9   9.16
  Real estate ...............  14,972     357.8     9.61   13,085     323.0   9.88
  Consumer ..................  11,663     442.1    15.25   11,648     438.5  15.09
    Total loans and leases ..  39,946   1,097.1    11.07   37,020   1,041.4  11.28
  Allowance for credit losses  (1,058)                       (952)
    Net loans and leases ....  38,888                      36,068


    Total earning assets
    (before the allowance for
    credit losses) ..........  69,439   1,616.3     9.42   63,794   1,531.5   9.71

Cash and due from banks .....   3,646                       3,551
Other assets ................   8,150                       5,909
  Total assets .............. $80,177                     $72,302

(Continued on page 26)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 25)


                                            Quarter Ended March 31,

In millions, except ratios               1997                       1996

                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $13,086    $    -       -%  $11,167    $    -      -%

Interest-bearing deposits
  Savings and NOW accounts ..   9,444      38.7    1.66     5,513      24.2   1.76
  Money market accounts .....  10,467      89.7    3.48    11,485      84.6   2.96
  Savings certificates ......  13,200     176.4    5.42    11,826     162.7   5.53
  Certificates of deposit
    and other time ..........   3,412      47.6    5.65     2,510      35.7   5.72
  Foreign time ..............     439       3.7    3.44       239       2.8   4.68
Total interest-bearing
      deposits ..............  39,962     356.1    3.91    31,573     310.0   3.95
Federal funds purchased
  repurchase agreements .....   2,485      29.9    4.88     3,170      41.1   5.22
Short-term borrowings .......   5,256      69.2    5.34     5,099      69.7   5.50
Long-term debt ..............  12,719     193.9    6.10    13,689     212.4   6.21

Total interest-bearing
      liabilities ...........  57,422     649.1    4.57    53,531     633.2   4.75


Other liabilities ...........   3,550                       2,330
Preferred stock .............     188                         191
Common stockholders' equity .   5,931                       5,083
    Total liabilities and
      stockholders' equity .. $80,177                     $72,302

  Net interest income
    (tax-equivalent basis) ..            $967.2                     $ 898.3

  Yield spread ..............                      4.85                       4.96

  Net interest margin .......                      5.62                       5.69

  Interest-bearing liabilities
    to earning assets .......                     82.69                      83.91


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

     Exhibit
     No.                      Exhibit

     3(h). Certificate of Designations of powers, preferences and rights relating to the corporation's 1997 ESOP Cumulative Convertible Preferred Stock incorporated by reference to Exhibit 3 to the Corporation's Current Report on Form 8-K dated April 14, 1997.

     3(i).   By-Laws (as amended through April 22, 1997).

     4(a).   See 3(a) through 3(i) of this Item.

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

     10(a).  Norwest Corporation Employees' Deferred Compensation Plan.

     10(b). Norwest Corporation Performance Deferred Award Plan for Mortgage Banking Executives.

     10(c). Norwest Corporation Elective Deferred Compensation Plan for Mortgage Banking Executives.

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

(b)  Reports on Form 8-K.

     The corporation filed Current Reports on Form 8-K, dated January 16, 1997, reporting consolidated operating results of the corporation for the quarter ended December 31, 1996 and dated April 14, 1997, reporting consolidated operating results of the corporation for the quarter ended March 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORWEST CORPORATION


May 14, 1997                             By /s/ Michael A. Graf
                                            Senior Vice President
                                            and Controller
                                            (Chief Accounting Officer)