Form 10-Q
period 1997-06-30
NORWEST CORP
filed 1997-08-13
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1997

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

Common Stock, par value $1 2/3 per share,
outstanding at July 31, 1997                         374,801,341 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      June 30, 1997 and December 31, 1996..........................  3

2.  Consolidated Statements of Income -
      Quarters and Six Months Ended June 30, 1997 and 1996.........  4

3.  Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1997 and 1996......................  5

4.  Consolidated Statements of Stockholders' Equity -
      Six Months Ended June 30, 1997 and 1996......................  6

5.  Notes to Unaudited Consolidated Financial Statements...........  8





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                          June 30,   December 31,
                                                       1997           1996
ASSETS
Cash and due from banks ......................    $ 4,037.8        4,856.6
Interest-bearing deposits with banks .........         26.3        1,237.9
Federal funds sold and resale agreements .....        452.6        1,276.8
    Total cash and cash equivalents ..........      4,516.7        7,371.3
Trading account securities ...................      1,503.4          186.5
Investment and mortgage-backed securities
  available for sale .........................     19,627.2       16,247.1
Investment securities (fair value
  $762.3 in 1997 and $745.2 in 1996) .........        736.7          712.2
    Total investment securities ..............     20,363.9       16,959.3
Loans held for sale ..........................      2,798.5        2,827.6
Mortgages held for sale ......................      6,422.4        6,339.0
Loans and leases, net of unearned discount ...     40,783.8       39,381.0
Allowance for credit losses ..................     (1,071.1)      (1,040.8)
    Net loans and leases .....................     39,712.7       38,340.2
Premises and equipment, net ..................      1,236.4        1,200.9
Mortgage servicing rights, net ...............      2,719.6        2,648.5
Interest receivable and other assets .........      4,582.7        4,302.1
    Total assets .............................    $83,856.3       80,175.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................    $14,234.2       14,296.3
  Interest-bearing ...........................     37,737.2       35,833.9
    Total deposits ...........................     51,971.4       50,130.2
Short-term borrowings ........................      9,480.1        7,572.6
Accrued expenses and other liabilities .......      3,854.0        3,326.2
Long-term debt ...............................     12,043.7       13,082.2
    Total liabilities ........................     77,349.2       74,111.2
Preferred stock ..............................        282.2          249.8
Unearned ESOP shares .........................        (94.7)         (61.0)
    Total preferred stock ....................        187.5          188.8
Common stock, $1 2/3 par value - authorized
 1,000,000,000 shares:
  Issued 381,109,956 and 375,533,625 shares
   in 1997 and 1996, respectively ............        635.2          625.9
Surplus ......................................        989.9          948.6
Retained earnings ............................      4,661.3        4,248.2
Net unrealized gains on securities
  available for sale .........................        331.0          303.5
Notes receivable from ESOP ...................        (10.1)         (11.1)
Treasury stock - 6,841,172 and 6,830,919
  common shares in 1997 and 1996, respectively       (280.3)        (233.3)
Foreign currency translation .................         (7.4)          (6.4)
    Total common stockholders' equity ........      6,319.6        5,875.4
    Total stockholders' equity ...............      6,507.1        6,064.2
    Total liabilities and
      stockholders' equity ...................    $83,856.3       80,175.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts          Quarter Ended     Six Months Ended
                                                         June 30,            June 30,
                                                      1997      1996        1997     1996
INTEREST INCOME ON
Loans and leases ................................ $1,115.7    1,054.4    2,211.1  2,094.2
Investment and mortgage-backed securities
 available for sale .............................    364.8      293.2      690.3    559.1
Investment securities ...........................      7.1       10.0       14.1     18.9
Loans held for sale .............................     55.9       66.0      112.1    153.2
Mortgages held for sale .........................     97.8      133.3      195.5    241.7
Money market investments ........................      9.4       10.0       30.5     17.8
Trading account securities ......................     10.8        8.1       15.3     14.1
    Total interest income .......................  1,661.5    1,575.0    3,268.9  3,099.0

INTEREST EXPENSE ON
Deposits ........................................    358.6      326.2      714.7    636.2
Short-term borrowings ...........................    116.0      116.6      215.1    227.4
Long-term debt ..................................    187.1      215.7      381.0    428.1
    Total interest expense ......................    661.7      658.5    1,310.8  1,291.7
      Net interest income .......................    999.8      916.5    1,958.1  1,807.3
Provision for credit losses .....................    122.8       87.4      231.8    175.2
      Net interest income after
        provision for credit losses .............    877.0      829.1    1,726.3  1,632.1

NON-INTEREST INCOME
Trust ...........................................     87.5       73.4      172.2    144.2
Service charges on deposit accounts .............     94.4       79.7      183.5    154.9
Mortgage banking ................................    177.3      221.4      399.1    392.7
Data processing .................................     18.3       19.1       36.4     35.6
Credit card .....................................     27.9       29.9       55.8     61.4
Insurance .......................................     94.9       73.3      185.1    143.0
Other fees and service charges ..................     93.8       75.6      180.2    145.2
Net investment securities gains .................      0.3          -        0.3        -
Net investment and mortgage-backed securities
 available for sale gains (losses) ..............      8.6      (45.8)       4.2    (44.1)
Net venture capital gains .......................     93.3       65.5      112.5    132.0
Trading .........................................     27.3       19.3       52.2      4.0
Other ...........................................     32.8       30.5       59.5     25.8
    Total non-interest income ...................    756.4      641.9    1,441.0  1,194.7

NON-INTEREST EXPENSES
Salaries and benefits ...........................    569.9      511.3    1,116.5  1,020.4
Net occupancy ...................................     79.6       73.6      159.6    141.9
Equipment rentals, depreciation and maintenance .     83.5       81.4      165.7    154.1
Business development ............................     63.7       56.9      122.1    110.1
Communication ...................................     71.3       70.1      142.8    136.6
Data processing .................................     42.3       39.6       87.4     73.0
Intangible asset amortization ...................     43.0       34.4       83.4     72.6
Other ...........................................    166.4      143.8      283.7    245.6
    Total non-interest expenses .................  1,119.7    1,011.1    2,161.2  1,954.3
INCOME BEFORE INCOME TAXES ......................    513.7      459.9    1,006.1    872.5
Income tax expense ..............................    182.3      174.5      352.8    315.7
NET INCOME ...................................... $  331.4      285.4      653.3    556.8

Average common and common equivalent shares .....    379.7      369.6      378.8    365.2
PER COMMON SHARE
 Net Income
  Primary ....................................... $   0.86       0.76       1.70     1.50
  Fully diluted .................................     0.86       0.76       1.70     1.50
 Dividends ......................................     0.30       0.27       0.60     0.51

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Six Months Ended
In millions                                                                    June 30,
                                                                             1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    653.3      556.8
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     231.8      175.2
    Depreciation and amortization .....................................     406.0      297.3
    Gains on sales of loans, securities and other assets, net .........    (221.5)     (69.6)
    Release of preferred shares to ESOP ...............................      19.3       22.6
    Purchases of trading account securities ...........................  (9,630.3) (35,919.3)
    Proceeds from sales of trading account securities .................   8,370.8   35,676.3
    Originations of mortgages held for sale ........................... (22,983.4) (27,215.7)
    Proceeds from sales of mortgages held for sale ....................  22,931.4   29,060.3
    Originations of loans held for sale ...............................    (546.9)    (421.9)
    Proceeds from sales of loans held for sale ........................     585.4    1,522.2
    Interest receivable ...............................................     (79.6)     (36.4)
    Interest payable ..................................................     (16.8)      14.7
    Other assets, net .................................................    (421.1)    (582.4)
    Other accrued expenses and liabilities, net .......................     532.1      233.3
      Net cash flows from operating activities ........................    (169.5)   3,313.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities ......       0.5       10.4
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale ..............................   1,152.6    1,653.8
  Proceeds from sales and calls of investment securities ..............      44.0      180.7
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale .....................................   5,350.9    2,349.4
  Purchases of investment securities ..................................     (94.3)    (262.9)
  Purchases of investment and mortgage-backed securities available for sale ..........................................................  (9,009.4)  (5,131.1)
  Net change in banking subsidiaries' loans and leases ................    (313.2)   1,235.1
  Non-bank subsidiaries' loans and leases originated ..................  (4,032.2)  (3,298.8)
  Principal collected on non-bank subsidiaries' loans and leases ......   3,852.2    1,985.4
  Purchases of premises and equipment .................................    (151.5)    (109.0)
  Proceeds from sales of premises, equipment & other real estate owned       65.5       41.8
  Cash paid for acquisitions, net of cash and cash equivalents acquired      27.1   (2,488.1)
  Divestiture of branches, net of cash and cash equivalents paid                -      (23.7)
    Net cash flows used for investing activities ......................  (3,107.8)  (3,857.0)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................      95.3      134.3
  Short-term borrowings, net ..........................................   1,783.8      724.1
  Long-term debt borrowings ...........................................   1,342.0    2,372.2
  Repayments of long-term debt ........................................  (2,385.1)  (2,264.4)
  Issuances of common stock ...........................................      34.7       43.0
  Repurchases of common stock .........................................    (215.5)    (127.1)
  Repurchases of preferred stock ......................................         -     (112.7)
  Net decrease in notes receivable from ESOP ..........................       1.0        1.1
  Dividends paid ......................................................    (233.5)    (194.1)
    Net cash flows used for financing activities ......................     422.7      576.4
    Net increase (decrease) in cash and cash equivalents ..............  (2,854.6)      32.8

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   7,371.3    4,946.5
  End of period .......................................................$  4,516.7    4,979.3

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1995....... $  341.2     (38.9)  597.2  734.2   3,496.3        327.1       (13.3)    (125.9)         (5.8)  5,312.1
Net income...............        -         -       -      -     556.8            -           -          -             -     556.8
Dividends on
  Common stock...........        -         -       -      -    (185.2)           -           -          -             -    (185.2)
  Preferred stock........        -         -       -      -      (8.9)           -           -          -             -      (8.9)
Conversion of 22,649
  preferred shares to
  629,495 common shares..    (22.6)        -       -    2.9         -            -           -       19.7             -         -
Repurchase of 1,127,125
  preferred shares.......   (112.7)        -       -      -         -            -           -          -             -    (112.7)
Cash payments received
  on notes receivable
  from ESOP..............        -         -       -      -         -            -         1.1          -             -       1.1
Issuance of 59,000
  preferred shares
  to ESOP................     59.0     (61.3)      -    2.3         -            -           -          -             -         -
Release of preferred
  shares to ESOP.........        -      23.5       -   (0.9)        -            -           -          -             -      22.6
Issuance of 1,780,038
  common shares..........        -         -       -   31.6     (32.7)           -           -       51.3             -      50.2
Issuance of 18,546,938
  common shares for
  acquisitions...........        -         -    27.7  166.7      70.0         (1.6)       (1.5)      62.0             -     323.3
Repurchase of 3,527,494
  common shares..........        -         -       -      -         -            -           -     (127.1)            -    (127.1)
Change in net unrealized
  gains (losses) on
  securities available
  for sale...............        -         -       -      -         -       (197.3)          -          -             -    (197.3)
Foreign currency
  translation............        -         -       -      -         -            -           -          -             -         -
Balance,
 June 30, 1996...........  $ 264.9     (76.7)  624.9  936.8   3,896.3        128.2       (13.7)    (120.0)         (5.8)  5,634.9



(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)

                                                                               Net
                                                                        Unrealized
                                                                             Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1996...... $   249.8     (61.0)  625.9  948.6   4,248.2        303.5       (11.1)    (233.3)         (6.4)  6,064.2
Net income..............         -         -       -      -     653.3            -           -          -             -     653.3
Dividends on
  Common stock..........         -         -       -      -    (224.6)           -           -          -             -    (224.6)
  Preferred stock.......         -         -       -      -      (8.9)           -           -          -             -      (8.9)
Conversion of 19,245
  preferred shares to
  385,836 common shares.     (19.3)        -       -    2.6         -            -           -        16.7            -         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -       -      -         -            -         1.0          -             -       1.0
Issuance of 51,700
  preferred shares to
  ESOP..................      51.7     (53.8)      -    2.1         -            -           -          -             -         -
Release of preferred
  shares to ESOP........         -      20.1       -   (0.8)        -            -           -          -             -      19.3
Issuance of 2,077,165
  common shares.........         -         -       -   29.6     (49.3)           -           -       79.0             -      59.3
Issuance of  7,333,550
  common shares for
  acquisitions..........         -         -     9.3    7.8      42.6          0.9           -       72.8             -     133.4
Repurchase of 4,230,473
  common shares.........         -         -       -      -         -            -           -     (215.5)            -    (215.5)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............         -         -       -      -         -         26.6           -          -             -      26.6
Foreign currency
  translation...........         -         -       -      -         -            -           -          -          (1.0)     (1.0)
Balance,
  June 30, 1997......... $   282.2     (94.7)  635.2  989.9   4,661.3        331.0       (10.1)    (280.3)         (7.4)  6,507.1






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


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30, include:

In millions                                         1997        1996

Interest......................................  $1,327.5     1,277.0
Income taxes..................................      84.0        55.8
Transfer of loans to other real estate owned..      26.8        23.9

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment Securities

The amortized cost and fair value of investment securities at June 30, 1997 were:


In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 2,525.9        15.6       (13.4)   2,528.1
 State, municipal and housing -
  tax exempt .........................   1,399.0        57.9        (3.8)   1,453.1
 Other ...............................     721.6       261.1       (12.3)     970.4
    Total investment securities
     available for sale ..............   4,646.5       334.6       (29.5)   4,951.6
Mortgage-backed securities:
  Federal agencies ...................  14,252.7       248.9       (44.2)  14,457.4
  Collateralized mortgage
   obligations .......................     208.1        13.5        (3.4)     218.2
    Total mortgage-backed securities
     available for sale ..............  14,460.8       262.4       (47.6)  14,675.6
Total investment and
 mortgage-backed securities
 available for sale ..................  19,107.3       597.0       (77.1)  19,627.2

Other securities held for investment .     736.7        26.9        (1.3)     762.3

  Total investment securities ........ $19,844.0       623.9       (78.4)  20,389.5


Interest income on investment securities for the quarters and six months ended June 30, was:

                                             Quarter               Six Months
In millions                               1997     1996          1997     1996

Available for sale:
 U.S. Treasury and federal agencies .. $  64.4     19.8          96.5     37.1
 State, municipal and housing -
   tax exempt ........................    20.0     13.2          34.6     25.8
 Other ...............................     9.7     12.1          24.2     23.0
    Total investment securities
     available for sale ..............    94.1     45.1         155.3     85.9
 Mortgage-backed securities:
  Federal agencies ...................   266.7    246.1         526.6    467.5
  Collateralized mortgage
   obligations .......................     4.0      2.0           8.4      5.7
    Total mortgage-backed securities
     available for sale ..............   270.7    248.1         535.0    473.2
Total investment and mortgage-backed
  securities available for sale ......   364.8    293.2         690.3    559.1

Other securities held for investment .     7.1     10.0          14.1     18.9

  Total investment securities ........ $ 371.9    303.2         704.4    578.0


Certain investment securities with a total amortized cost of $38.5 million and $43.7 million for the three and six months ended June 30, 1997, respectively, and $4.7 million and $5.5 million for the three and six months ended June 30, 1996, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in a gain of $0.3 million for the quarter and six months ended June 30, 1997. Sales and calls of investment securities resulted in no gain or loss for the quarter and six months ended June 30, 1996.

4.  Loans and Leases

The carrying values of loans and leases at June 30, 1997 and December 31, 1996 were:

In millions                                      June 30,     December 31,
                                                    1997             1996
Commercial, financial and industrial .....     $10,749.9         10,204.9
Agricultural .............................       1,151.2          1,107.7
Real estate
  Secured by 1-4 family residential
    properties ...........................      10,821.0         10,376.3
  Secured by development properties ......       2,261.4          2,104.5
  Secured by construction and land
    development ..........................         981.9            943.8
  Secured by owner-occupied properties ...       2,711.2          2,644.6
Consumer .................................      10,613.0         10,431.2
Credit card ..............................       1,502.9          1,566.2
Lease financing ..........................         795.9            812.4
Foreign
  Consumer ...............................         822.9            774.9
  Commercial .............................         197.6            187.7
    Total loans and leases ...............      42,608.9         41,154.2
Unearned discount ........................      (1,825.1)        (1,773.2)
  Total loans and leases, net of
    unearned discount ....................     $40,783.8         39,381.0


Changes in the allowance for credit losses for the quarters and six months ended June 30, were:

                                             Quarter          Six Months
In millions                                1997     1996      1997     1996

Balance at beginning of period ....... $1,062.6    959.7   1,040.8    917.2
  Allowance related to assets
   acquired, net .....................      0.5     45.7      25.3     85.9
  Provision for credit losses ........    122.8     87.4     231.8    175.2

  Credit losses ......................   (157.0)  (113.1)   (303.7)  (229.1)
  Recoveries .........................     42.2     29.2      76.9     59.7
    Net credit losses ................   (114.8)   (83.9)   (226.8)  (169.4)
Balance at end of period ............. $1,071.1  1,008.9   1,071.1  1,008.9


5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at June 30, 1997 and 1996 and December 31, 1996 were:

In millions                                      June 30,      December 31,
                                              1997      1996          1996
Impaired loans
  Non-accrual ...........................  $ 113.5     109.9          94.0
  Restructured ..........................      0.2       1.4           0.2
    Total impaired loans ................    113.7     111.3          94.2
Other non-accrual loans and leases ......     74.2      72.2          62.5
  Total non-accrual and
   restructured loans and leases ........    187.9     183.5         156.7
Other real estate owned .................     44.8      41.8          43.3
  Total non-performing assets ...........    232.7     225.3         200.0
Loans and leases past due 90 days or more*   115.4      93.3         110.7
  Total non-performing assets and
   90-day past due loans and leases .....  $ 348.1     318.6         310.7

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the six months ended June 30, 1997 and 1996 were $108.4 million and $108.7 million, respectively. The allowance for credit losses related to impaired loans at June 30, 1997 and December 31, 1996 was $33.9 million and $31.4 million, respectively. Impaired loans of $2.4 million and $0.9 million were not subject to a related allowance for credit losses at June 30, 1997 and December 31, 1996, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters and six months ended June 30, was:

                                              Quarter         Six Months
In millions                                 1997    1996     1997    1996

Interest
  As originally contracted ...........     $ 6.1     5.6     11.3    10.2
  As recognized ......................      (0.9)   (1.5)    (1.4)   (2.0)
    Reduction of interest income .....     $ 5.2     4.1      9.9     8.2


6.  Long-term Debt

During the first six months of 1997, the corporation issued $200 million in medium-term notes bearing a fixed interest rate of 6.75 percent, which mature in June 2007. Also, during the first six months of 1997, certain subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $775 million were issued bearing interest at rates ranging from one-month LIBOR less 17 basis points to three-month LIBOR less seven basis points, and which mature between September 1997 and September 2000. Norwest Financial, Inc. issued $362 million in senior notes in the first half of 1997 bearing interest at fixed rates ranging from 4.90 percent to 7.20 percent, which mature from March 2000 to May 2007.

7. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at June 30, 1997 and December 31, 1996. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1996 annual report on Form 10-K.


In millions, except share amounts

                                                           Annual
                                                         Dividend
                                 Shares Outstanding       Rate at           Amount Outstanding
                                June 30,  December 31,    June 30,         June 30,  December 31,
                                   1997          1996        1997             1997          1996
Cumulative
  Tracking, $200
  stated value ..............   980,000       980,000        9.30%          $196.0         196.0
1997 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    35,058             -        9.50%            35.0             -
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    23,663        24,469        8.50%            23.7          24.5
1995 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    21,690        22,716       10.00%            21.7          22.7
ESOP Cumulative Convertible,
  $1,000 stated value .......    10,823        11,594        9.00%            10.8          11.6
Less: Cumulative
  Tracking shares held by
  a subsidiary ..............   (25,000)      (25,000)                        (5.0)         (5.0)
                              1,046,234     1,013,779                        282.2         249.8
Unearned ESOP shares ........                                                (94.7)        (61.0)
    Total preferred stock ...                                              $ 187.5         188.8


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

During the quarter and six months ended June 30, 1997, 7,678 and 19,245 shares of ESOP Preferred Stock were converted into 137,520 and 385,836 shares of common stock of the corporation, respectively. During the quarter and six months ended June 30, 1996, 9,243 and 22,649 shares of ESOP Preferred Stock were converted into 265,824 shares and 629,495 shares of common stock of the corporation, respectively.

On July 10, 1997, the market value of the corporation's common stock closed above $60 per share, the vesting price for options granted under the corporation's Best Practices PartnerShares Plan, a broad-based employee stock option plan.

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

In millions
                                 Quarter               Six Months
                                1997      1996        1997      1996
Revenues:*
  Banking ................ $ 1,608.0   1,410.9     3,099.8   2,755.0
  Mortgage Banking .......     347.1     368.9       691.5     670.2
  Norwest Financial ......     462.8     437.1       918.6     868.5
    Total ................ $ 2,417.9   2,216.9     4,709.9   4,293.7
Organizational earnings:*
  Banking ................ $   229.7     189.3       456.2     370.5
  Mortgage Banking .......      35.3      30.7        69.1      61.1
  Norwest Financial ......      66.4      65.4       128.0     125.2
    Total ................ $   331.4     285.4       653.3     556.8
Total assets:
  Banking ................ $62,759.1  56,930.6
  Mortgage Banking .......  12,111.3  12,438.2
  Norwest Financial ......   8,985.9   8,480.5
    Total ................ $83,856.3  77,849.3

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.


9.  Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters and six months ended June 30, is presented below:

                                  Quarter             Six Months
In millions                    1997      1996        1997     1996

Origination and other
  closing fees ............  $ 77.8      88.6       136.4    160.9
Servicing fees ............    45.7      69.1       140.8    127.5
Net gains (losses) on sales
  of servicing rights .....    (2.6)     24.7        (2.4)    39.8
Net gains (losses) on
  sales of mortgages ......    14.5       2.6        46.0     (3.1)
Other .....................    41.9      36.4        78.3     67.6
  Total mortgage banking
    non-interest income ...  $177.3     221.4       399.1    392.7

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $191.1 billion and $168.0 billion at June 30, 1997 and 1996, respectively, and $179.7 billion at December 31, 1996.

Changes in capitalized mortgage servicing rights for the quarters and six months ended June 30, were:

                                  Quarter               Six Months
In millions                    1997      1996          1997      1996

Mortgage servicing rights:

Balance at beginning
    of period ............ $2,785.1   1,502.3       2,712.7   1,290.9
  Originations ...........     82.0      99.8         159.8     184.0
  Purchases and other
    additions ............     76.9   1,034.3         108.6   1,225.5
  Sales ..................        -      (0.5)        (17.4)    (17.4)
  Amortization ...........   (131.6)    (69.1)       (217.2)   (116.1)
  Other ..................    (28.6)     (0.2)         37.3      (0.3)
                            2,783.8   2,566.6       2,783.8   2,566.6
  Less valuation allowance    (64.2)    (64.2)        (64.2)    (64.2)
Balance at end of period . $2,719.6   2,502.4       2,719.6   2,502.4


The fair value of capitalized mortgage servicing rights at June 30, 1997 was approximately $3.3 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters ended June 30, 1997 and 1996.

10. Trading Revenues

For the quarters and six months ended June 30, trading revenues were derived from the following activities:

                                                 Quarter       Six Months
In millions                                   1997    1996    1997    1996

Interest income:
  Securities .............................. $ 10.8     8.1    15.3    14.1

Non-interest income:
  Gains(losses) on securities sold ........   16.3    11.5    31.6   (14.8)
  Swaps and other interest rate contracts .    0.3    14.7     0.6    23.2
  Foreign exchange trading ................    3.9     2.1     7.6     4.2
  Options .................................    1.7    (7.7)    3.8    (9.3)
  Futures .................................    5.1    (1.3)    8.6     0.7
    Total non-interest income .............   27.3    19.3    52.2     4.0
Total trading revenues .................... $ 38.1    27.4    67.5    18.1

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

For the six months ended June 30, 1997, end-user derivative activities decreased interest income by $1.1 million and interest expense by $36.4 million, for a total benefit to net interest income of $35.3 million. For the same period in 1996, the total benefit to net interest income was $34.3 million.

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 1997 is summarized as follows:


In millions                December 31,              Amortization                      June 30,
                                  1996   Additions   & Maturities  Terminations           1997
Swaps:
  Generic receive fixed ..... $  4,602         703           (450)          (39)         4,816

  Amortizing receive fixed ..       83       3,261             (8)          (41)         3,295

  Generic pay fixed .........      354          15             (2)         (150)           217

  Basis .....................       29           -              -             -             29

    Total swaps .............    5,068       3,979           (460)         (230)         8,357

Interest rate caps
  and floors ................   15,977       6,000              -        (1,550)        20,427

Futures contracts ...........    3,617      13,980              -       (12,732)         4,865

Options on futures contracts.    5,559      28,739         (6,826)      (17,663)         9,809

Security options ............      825       2,400         (1,875)         (900)           450

Total ....................... $ 31,046      55,098         (9,161)      (33,075)        43,908


Deferred gains and losses on closed end-user derivatives were not material at June 30, 1997 and December 31, 1996.

A key assumption in the information which follows is that rates remain constant at June 30, 1997 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:


Dollars in millions
                                              Maturity
                                                                    There-
June 30, 1997               1997    1998    1999    2000    2001    after    Total

Swaps:
Generic receive fixed-
  Notional value ........$   500     650     766     400     500    2,000    4,816
  Weighted avg.
    receive rate ........   6.33%   6.34    7.28    6.17    6.35     6.60     6.58
  Weighted avg. pay rate    5.73%   5.81    5.72    5.80    5.82     5.79     5.78
Amortizing receive fixed-
  Notional value ........$     -      20   2,019   1,256       -        -    3,295
  Weighted avg.
    receive rate ........      -%   2.89    7.42    6.47       -        -     7.03
  Weighted avg. pay rate       -%   5.91    5.53    5.64       -        -     5.57
Generic pay fixed-
  Notional value ........$     3       -       -       -       4      210      217
  Weighted avg.
    receive rate ........   5.69%      -       -       -    5.69     5.80     5.80
  Weighted avg. pay rate    6.37%      -       -       -    6.29     5.86     5.87
Basis-
  Notional value ........$     -      29       -       -       -        -       29
  Weighted avg.
    receive rate ........      -%   4.45       -       -       -        -     4.45
  Weighted avg. pay rate       -%   3.63       -       -       -        -     3.63

Interest rate caps and
  floors (1):
  Notional value ........$     -     527     400   5,750   5,750    8,000   20,427

Futures contracts (1):
  Notional value ........$ 4,865       -       -       -       -        -    4,865

Options on futures
  contracts (1):
  Notional value ........$ 9,109     700       -       -       -        -    9,809

Security options (1)
  Notional value ........$   450       -       -       -       -        -      450

Total notional value ....$14,927   1,926   3,185   7,406   6,254   10,210   43,908

Total weighted avg.
  rates on swaps:
    Receive rate ........   6.33%   6.16    7.38    6.40    6.34     6.52     6.73

    Pay rate ............   5.73%   5.73    5.58    5.68    5.83     5.79     5.69

 (1) Average rates are not meaningful for interest rate caps and floors, futures contracts or options.

Note: Weighted average variable rates are based on the actual rates as of June 30, 1997.


The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:


In millions                                     Balance Sheet Category
                                           Loans   Mortgage   Interest-  Long-
                              Investment     and  Servicing     bearing   term
June 30, 1997                 Securities  Leases     Rights    Deposits   Debt      Total
Swaps:
  Pay variable
    Unrealized gains ........ $       -        -       7.5        30.5    40.5       78.5
    Unrealized (losses) .....         -        -      (3.0)       (0.5)  (28.0)     (31.5)

    Pay variable net ........         -        -       4.5        30.0    12.5       47.0

  Pay fixed
    Unrealized gains ........         -      1.8         -         4.1       -        5.9
    Unrealized (losses) .....         -        -         -           -       -          -

    Pay fixed net ...........         -      1.8         -         4.1       -        5.9

  Basis
    Unrealized gains ........       0.3        -         -           -       -        0.3
    Unrealized (losses) .....         -     (0.1)        -           -       -       (0.1)

    Pay basis net ...........       0.3     (0.1)        -           -       -        0.2

  Total unrealized gains ....       0.3      1.8       7.5        34.6    40.5       84.7
  Total unrealized (losses) .         -     (0.1)     (3.0)       (0.5)  (28.0)     (31.6)

    Total net ............... $     0.3      1.7       4.5        34.1    12.5       53.1

Interest rate caps and floors:
  Unrealized gains .......... $     6.5        -      16.9           -       -       23.4
  Unrealized (losses) .......         -        -     (44.5)       (0.1)   (0.1)     (44.7)

    Total net ............... $     6.5        -     (27.6)       (0.1)   (0.1)     (21.3)

Futures contracts:
  Unrealized gains .......... $       -      1.0      20.7           -       -       21.7
  Unrealized (losses) .......         -        -      (1.5)          -       -       (1.5)

    Total net ............... $       -      1.0      19.2           -       -       20.2

Options on futures contracts:
  Unrealized gains .......... $       -      0.2       7.8           -       -        8.0
  Unrealized (losses) .......         -     (1.3)    (10.3)          -       -      (11.6)

    Total net ............... $       -     (1.1)     (2.5)          -       -       (3.6)

Security options:
  Unrealized gains .......... $       -      1.4         -           -       -        1.4
  Unrealized (losses) .......         -     (3.6)        -           -       -       (3.6)

    Total net ............... $       -     (2.2)        -           -       -       (2.2)

  Grand total
    unrealized gains ........ $     6.8      4.4      52.9        34.6    40.5      139.2
  Grand total
    unrealized (losses) .....         -     (5.0)    (59.3)       (0.6)  (28.1)     (93.0)

  Grand total net ........... $     6.8     (0.6)     (6.4)       34.0    12.4       46.2


As a result of interest rate fluctuations, off-balance sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At June 30, 1997, the corporation had forward contracts and options on forward contracts totaling $22.7 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At June 30, 1997, the corporation's trading account portfolio included futures of $2.0 billion notional value, which are valued at market with any gains or losses recognized currently.


12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At June 30, 1997, the corporation had nine pending acquisitions with total assets of approximately $2.5 billion, and it is anticipated that cash of $331.2 million and approximately 4.8 million common shares will be issued upon completion of these acquisitions. Pending acquisitions include Fidelity Acceptance Corporation, an automobile finance company with $1.1 billion in receivables based in Kansas City, Missouri.

These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of 1997 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Transactions completed in the six months ended June 30, 1997 include:

In millions, except share amounts                                  Common
                                                          Cash     Shares    Method of
                                     Date     Assets      Paid     Issued   Accounting
Franklin Federal
  Bancorp., F.S.B.
  Austin, Texas (B) ............  January  1 $  621.3   $  90.0           -  Purchase of
                                                                             assets
Central Bancorporation, Inc.
  Fort Worth, Texas (B) ........  January 28  1,105.3         -   4,699,788  Pooling of
                                                                             interests*
Reliable Financial
  Services, Inc.
  San Juan, Puerto (F) ......... February 21     38.6         -     876,543  Pooling of
                                                                             interests*
Statewide Mortgage Company,
  Birmingham, Alabama (B) ...... February 26     27.9         -     524,996  Purchase
The United Group, Inc.
  Charlotte, North Carolina (F).    March 21     40.6         -     324,174  Purchase
Farmers National Bancorp, Inc.
  Geneseo, Illinois (B) ........    March 24    197.6         -     603,599  Purchase
The First National
  Bankshares, Inc.,
  Tucumcari, New Mexico (B) ....     June 17     90.2         -     304,450  Purchase
                                             $2,121.5   $  90.0   7,333,550


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

EARNINGS PERFORMANCE

The corporation reported net income of $331.4 million for the quarter ended June 30, 1997, a 16.1 percent increase over the $285.4 million earned in the second quarter of 1996. Fully diluted earnings per share were 86 cents, compared with 76 cents in the second quarter of 1996, an increase of 13.2 percent. Return on realized common equity was 22.1 percent and return on assets was 1.61 percent for the second quarter of 1997, compared with 22.1 percent and 1.50 percent, respectively, in the second quarter of 1996.

For the six months ended June 30, 1997, net income was $653.3 million, or $1.70 per fully diluted common share, an increase of 17.3 percent and 13.3 percent, respectively, over the $556.8 million, or $1.50 per common share, earned in the first six months of 1996. Return on realized common equity was unchanged from the prior year at 22.4 percent and return on assets was
1.62 percent, compared with 1.50 percent for the same period a year ago.

ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 8 to the unaudited consolidated financial statements for the three and six months ended June 30, 1997 and 1996 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported second quarter 1997 earnings of $229.7 million, a 21.4 percent increase over the second quarter 1996 earnings of $189.3 million. For the six months ended June 30, 1997, earnings increased 23.1 percent to $456.2 million compared with $370.5 million for the same period in 1996. The increased earnings in the first six months of 1997 reflect a
12.7 percent increase in tax-equivalent net interest income to $1,408.0 million, primarily due to an 11.3 percent increase in average earning assets and a five basis point increase in net interest margin. The Banking Group's provision for credit losses for the six months ended
June 30, 1997 increased $33.4 million to $95.3 million from a year earlier, as average loans and leases rose $2.1 billion, or 7.2 percent, and net charge-offs as a percent of average loans and leases increased 23 basis points to 0.64 percent. Non-interest income rose $167.9 million to $839.7 million for the first six months of 1997, due primarily to growth in trust, fees and service charges, insurance, and investment securities gains. Non-interest expenses of $1,435.5 million for the first six months of 1997 were $171.3 million higher when compared with the first six months of 1996, reflecting additional operating expenses from acquired companies.

Mortgage Banking

Mortgage Banking earned $35.3 million in the current quarter compared with $30.7 million in the second quarter of 1996. For the first six months of 1997, Mortgage Banking earned $69.1 million compared with $61.1 million in the same period of 1996. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and six months ended June 30, 1997 and 1996.

The growth in Mortgage Banking earnings over the first half of 1996 reflects higher servicing fees from a larger servicing portfolio and an increase in the combined gains on sales of mortgages and servicing rights to $43.6 million in the first six months of 1997, compared with $36.7 million in the same period a year ago. Mortgage loan originations amounted to $12.6 billion during the second quarter, and totaled $23.0 billion for the first half of 1997, compared with $14.9 billion and $26.7 billion, respectively, in the comparable periods in 1996. The unclosed pipeline of mortgage loans was $11.0 billion at June 30, 1997, compared with $7.7 billion at December 31, 1996. The servicing portfolio had a weighted average coupon of 7.78 percent and totaled $191.1 billion at June 30, 1997, compared with $179.7 billion at December 31, 1996. Capitalized mortgage servicing rights amounted to $2.7 billion, or 142 basis points of the mortgage servicing portfolio at June 30, 1997, compared with $2.6 billion, or 147 basis points, at December 31, 1996.

Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $66.4 million in the second quarter of 1997, compared with $65.4 million in the second quarter of 1996, an increase of
1.5 percent. For the first six months of 1997, Norwest Financial's net income was $128.0 million, up 2.2 percent from the first six months of 1996. The growth in earnings reflected a 5.6 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 4.9 percent from the first half of 1996. Norwest Financial's net charge-offs in the first six months of 1997 were $125.6 million, or 3.39 percent of average loans, compared with $108.1 million, or
3.05 percent of average loans, in the same period in 1996. The corporation recently agreed to acquire Fidelity Acceptance Corporation, an automobile finance company with $1.1 billion in receivables and 150 locations in 31 states and Guam, which will be managed by Norwest Financial. This transaction is expected to close in the third quarter of 1997.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $1,011.6 million in the second quarter of 1997, compared with $924.5 million in the second quarter of 1996, an increase of 9.4 percent. For the first six months of 1997, tax-equivalent net interest income increased 8.6 percent from the same period in 1996 to $1,978.8 million. Growth in tax-equivalent net interest income over the second quarter ended June 30, 1996 was primarily due to a 6.4 percent growth in average earning assets, principally investment securities and loans. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.69 percent in the second quarter of 1997, compared with 5.54 percent in the second quarter of 1996. The increase in net interest margin from second quarter of 1996 is primarily due to a reduction in funding costs.

The following table summarizes changes in tax-equivalent net interest income between the quarters ended June 30 and March 31 and the six months ended June 30.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     2Q 97     2Q 97    6 Mos. 97
                                                 from      from       from
                                                2Q 96     1Q 97    6 Mos. 96
Increase (decrease) due to:
  Change in earning asset volume ............  $ 60.6      29.2        143.0
  Change in volume of interest-free funds ...    25.0       8.8         37.4
  Change in net return from
   Interest-free funds ......................    (2.7)      0.3         (8.2)
   Interest-bearing funds ...................    (3.7)      7.4        (16.7)
  Change in earning asset mix ...............   (11.0)     (3.1)       (33.2)
  Change in funding mix .....................    18.9       1.8         33.7
Change in tax-equivalent net interest income.  $ 87.1      44.4        156.0

* Net interest income is presented on a tax-equivalent basis using a federal incremental tax rate of 35 percent in each period presented.


Provision for Credit Losses

The corporation provided $122.8 million for credit losses in the second quarter of 1997, compared with $87.4 million in the same period a year ago. Net credit losses totaled $114.8 million and $83.9 million for the three months ended June 30, 1997 and 1996, respectively. As a percentage of average loans and leases, net credit losses were 114 basis points in the second quarter of 1997, compared with 88 basis points in the same period a year ago.

For the first six months of 1997, the provision for credit losses totaled $231.8 million, compared with $175.2 million in the first six months of 1996. Net credit losses were $226.8 million, or 1.14 percent of average loans and leases, for the six months ended June 30, 1997, compared with $169.4 million, or 0.91 percent, for the same period in 1996. The increase in net credit losses over 1996 is principally due to higher levels of charge-offs in regions where the corporation has had acquisitions and to higher consumer credit charge-offs.

Non-interest Income

Consolidated non-interest income was $756.4 million in the second quarter of 1997, an increase of $114.5 million, or 17.8 percent, from the second quarter of 1996. Contributing to the 1997 increase was continued growth in trust, fees and service charges, insurance, and investment securities and venture capital gains. The increases in trust revenues, fees and service charges and insurance reflect overall increases in business activity, including acquisitions, and marketing efforts. For the six months ended June 30, 1997, non-interest income was up $246.3 million to $1,441.0 million, an increase of 20.6 percent over 1996. The increase was due to higher revenues in essentially all categories.

Mortgage banking revenues in the second quarter of 1997 were $177.3 million, compared with $221.4 million in the second quarter of 1996. For the six months ended June 30, 1997, mortgage banking revenues were $399.1 million, compared with $392.7 million for the first half of 1996. In the second quarter of 1997, the corporation elected to accelerate amortization of capitalized mortgage servicing rights and recorded an additional $42.0 million of amortization. Amortization of capitalized servicing rights was $131.7 million and $217.3 million, respectively, for the three and six-month periods ended June 30, 1997, compared with $69.2 million and $116.2 million, respectively, for the comparable periods of 1996. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and six months ended June 30, 1997 and 1996. Mortgage banking revenue derived from sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions.

Net venture capital gains were $93.3 million for the three months and $112.5 million for the six months ended June 30, 1997, compared with $65.5 million and $132.0 million, respectively, for the same periods in 1996. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $187.9 million at June 30, 1997.

Insurance revenues in the second quarter of 1997 were $94.9 million, compared with $73.3 million in the corresponding period in 1996. For the first six months of 1997, insurance revenues amounted to $185.1 million, compared with $143.0 million in the corresponding period in 1996. The increases in insurance revenues are primarily attributed to commissions on higher sales of crop hail and credit life insurance.

The corporation's trading revenue for the second quarter of 1997 was $27.3 million, compared with $19.3 million in the second quarter of 1996.
Trading revenues amounted to $52.2 million in the first half of 1997, compared with the $4.0 million in the same period of 1996. See Note 10 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the three and six months ended June 30, 1997 and 1996.

Non-interest Expenses

Consolidated non-interest expenses were $1,119.7 million in the second quarter of 1997, an increase of 10.7 percent from the second quarter of 1996. The increase in non-interest expenses was the result of higher operating expenses associated with acquisitions and $28.5 million in other non-interest expenses due to writedowns of intangible and other assets.
For the six months ended June 30, 1997, non-interest expenses increased $206.9 million, or 10.6 percent, over the six months ended June 30, 1996, and primarily reflect increased expenses related to acquired companies. During 1997, the corporation recorded non-recurring charges of $6.0 million related to completed acquisitions.

CONSOLIDATED BALANCE SHEET ANALYSIS

At June 30, 1997, earning assets were $72.4 billion, an increase of 6.1 percent from $68.2 billion at December 31, 1996. This increase was primarily due to a 20.1 percent increase in total investment securities. The increase is due to purchases of securities with short term funds pending reinvestment at year-end 1996 and to acquisitions.

At June 30, 1997, interest-bearing liabilities totaled $59.3 billion, a 4.9 percent increase from $56.5 billion at December 31, 1996. The increase was primarily due to increases in interest-bearing deposits due to acquisitions and an increase in short-term borrowings, partially offset by a decrease in long-term debt.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the quarter ended June 30, 1997.

At June 30, 1997, the allowance for credit losses totaled $1,071.1 million, or 2.63 percent of loans and leases outstanding. Comparable amounts were $1,008.9 million, or 2.61 percent, at June 30, 1996, and $1,040.8 million, or 2.64 percent, at December 31, 1996. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 307.7 percent at June 30, 1997, compared with 316.7 percent at June 30, 1996 and 335.0 percent at December 31, 1996.

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

The allocation of the allowance for credit losses to major categories of loans at June 30, 1997 and December 31, 1996 was:

                                        June 30,          December 31,
                                           1997                  1996

Commercial ....................        $  199.9                 208.6
Consumer ......................           331.4                 285.7
Real estate ...................           140.8                 150.3
Foreign .......................            34.9                  32.3
Unallocated ...................           364.1                 363.9
   Total ......................        $1,071.1               1,040.8


Non-performing assets and 90-day past due loans and leases totaled $348.1 million, or 0.42 percent of total assets, at June 30, 1997, compared with $318.6 million, or 0.41 percent, at June 30, 1996, and $310.7 million, or
0.39 percent, at December 31, 1996.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first half of 1997 was approximately 58 percent in the North Central Midwest, 12 percent in the South Central Midwest and 30 percent in the Rocky Mountain/Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the United States. The five states with the highest originations year to date in 1997 are: California $4,252.1 million; Minnesota $1,146.4 million; Washington $1,083.8 million; New Jersey $1,042.4 million; and Illinois $1,032.9 million. The originations in these five states comprise approximately 37 percent of total originations in 1997. The five largest states in the servicing portfolio include: California $37.8 billion; Minnesota $10.8 billion; Texas $9.2 billion; New York $8.9 billion; and Florida $8.1 billion. These five states comprise approximately 39 percent of the total servicing portfolio at June 30, 1997.

Norwest Financial engages in consumer finance activities in 48 states, all 10 Canadian provinces, the Caribbean, Central America, Saipan and Guam.
The five states with the largest consumer finance receivables are:
California $441.8 million; Illinois $218.8 million; Florida $214.1 million; Texas $207.3 million; and Minnesota $167.7 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.3 billion and $596.3 million, respectively, at June 30, 1997. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 44 percent of total consumer finance receivables at June 30, 1997.

With respect to credit card receivables, approximately 65 percent of the portfolio is within the corporation's 16-state banking region. Minnesota represents approximately 13 percent of the total outstanding credit card portfolio. No other state accounts for more than 10 percent of the portfolio.

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


Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                              June 30,       December 31,
                                                 1997               1996

Tier 1 capital.........................       $ 5,094              4,716
Tier 1 and Tier 2 capital..............         6,097              5,692
Total risk adjusted assets.............        56,841             54,638
Tier 1 capital ratio...................          8.96%              8.63
Total capital to risk adjusted assets..         10.73%             10.42
Leverage ratio.........................          6.33%              6.15

The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 34.9 percent for the second quarter of 1997 compared with 35.5 percent for the second quarter of 1996.

On June 23, 1997, the corporation's board of directors authorized the corporation to repurchase up to an additional three million shares of the corporation's common stock, bringing the total common stock purchase authority to approximately five million shares. The shares will be used to meet the common stock issuance requirements of the corporation including its Savings Investment Plan, stock option plans and other stock issuance requirements other than acquisitions accounted for as pooling of interests.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which establishes new standards for calculating and presenting earnings per share disclosures. The corporation will be required to adopt the provisions of FAS 128 at year-end 1997. Under FAS 128, basic and diluted earnings per share for the quarters and six months ended June 30 were:

                                  Quarter               Six Months
In millions                    1997      1996          1997     1996

Net income.................. $331.4     285.4        $653.3    556.8
Less dividends accrued
  on preferred stock........   (4.4)     (4.4)         (8.9)    (8.9)
Income available to common
  stockholders.............. $327.0     281.0         644.4    547.9

Weighted average common
  shares outstanding........  374.6     366.2         373.7    361.8
Adjustments for dilutive
  securities:
Assumed exercise of
  outstanding stock options.    7.4       5.2           7.2      5.2
Diluted common shares.......  382.0     371.4         380.9    367.0

Earnings per common share:
  Basic..................... $ 0.87      0.76          1.72     1.51
  Diluted...................   0.86      0.76          1.69     1.49


Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," (FAS 129) which codifies existing disclosure requirements regarding capital structure. FAS 129 will be required to be adopted at year-end 1997 and is not expected to have a material impact on the corporation's current capital structure disclosures.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined revenue, income or assets. The corporation will be required to adopt the provisions of FAS 130 and FAS 131 in 1998 and these standards are not expected to have a material impact on the corporation's consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                           Quarter Ended June 30,
In millions, except ratios               1997                       1996
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments .... $   663   $   9.4     5.64%  $  790    $ 10.0    5.14%
Trading account securities ..     591      11.1     7.48      498       8.2    6.66

Investment securities
  available for sale
  U.S. Treasury & federal
    agencies ................   3,854      64.4     6.63    1,214      19.8    6.52
  State, municipal and
    housing tax-exempt ......   1,389      29.9     8.78      877      19.4    9.07
  Mortgage-backed ...........  14,626     270.7     7.39   13,527     248.1    7.31
  Other .....................   1,068       9.6     5.17    1,209      12.0    6.13
    Total investment
       securities available
	 for sale ...........  20,937     374.6     7.26   16,827     299.3    7.29

Other securities held for
    investment ..............     738       7.1     3.83      839      10.0    4.73

    Total investment
	 securities .........  21,675     381.7     7.14   17,666     309.3    7.16

Loans held for sale .........   2,841      55.9     7.89    2,970      66.0    8.94
Mortgages held for sale .....   5,391      97.8     7.26    7,160     133.3    7.45
Loans and leases
  (net of unearned discount)
  Commercial ................  13,430     307.5     9.19   12,738     287.4    9.07
  Real estate ...............  15,077     365.8     9.71   13,447     324.5    9.65
  Consumer ..................  11,737     444.1    15.16   11,864     444.3   15.02
    Total loans and leases ..  40,244   1,117.4    11.12   38,049   1,056.2   11.13
  Allowance for credit losses  (1,075)                       (991)
    Net loans and leases ....  39,169                      37,058

    Total earning assets
    (before the allowance for
    credit losses) ..........  71,405   1,673.3     9.42   67,133   1,583.0    9.50

Cash and due from banks .....   3,514                       3,632
Other assets ................   8,608                       6,938
  Total assets .............. $82,452                     $76,712

(Continued on page 28)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 27)


                                            Quarter Ended June 30,
In millions, except ratios               1997                       1996
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $13,460    $    -       -%  $11,926    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..   9,552      39.4    1.65     5,907      26.0    1.77
  Money market accounts .....  10,619      83.7    3.16    11,933      86.9    2.93
  Savings certificates ......  13,082     176.8    5.42    12,336     166.7    5.44
  Certificates of deposit
    and other time ..........   3,440      48.6    5.68     2,772      39.0    5.66
  Foreign time ..............     858      10.1    4.71       605       7.6    5.05
Total interest-bearing
      deposits ..............  37,551     358.6    3.83    33,553     326.2    3.91
Federal funds purchased
  repurchase agreements .....   3,811      46.5    4.89     3,143      37.8    4.83
Short-term borrowings .......   5,061      69.5    5.51     5,843      78.8    5.43
Long-term debt ..............  11,958     187.1    6.26    14,279     215.7    6.04

Total interest-bearing
      liabilities ...........  58,381     661.7    4.54    56,818     658.5    4.65


Other liabilities ...........   4,339                       2,393
Preferred stock .............     187                         188
Common stockholders' equity .   6,085                       5,387
    Total liabilities and
      stockholders' equity .. $82,452                     $76,712

  Net interest income
    (tax-equivalent basis) ..         $ 1,011.6                   $   924.5

  Yield spread ..............                      4.88                        4.85

  Net interest margin .......                      5.69                        5.54

  Interest-bearing liabilities
    to earning assets .......                     81.76                       84.64


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                            Six Months Ended June 30,
In millions, except ratios               1997                       1996
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments .... $ 1,138   $  30.5     5.39%  $  674    $ 17.8    5.34%
Trading account securities ..     433      15.8     7.32      448      14.3    6.43

Investment securities
  available for sale
  U.S. Treasury & federal
    agencies ................   2,965      96.5     6.48    1,173      37.1    6.38
  State, municipal and
    housing tax-exempt ......   1,202      51.5     8.80      858      37.8    9.14
  Mortgage-backed ...........  14,446     535.0     7.43   12,930     473.2    7.36
  Other .....................   1,098      24.1     6.06    1,071      22.9    6.64
    Total investment
       securities available
	 for sale ...........  19,711     707.1     7.31   16,032     571.0    7.35

Other securities held for
    investment ..............     729      14.1     3.86      818      18.9    4.61

    Total investment
	 securities .........  20,440     721.2     7.18   16,850     589.9    7.21

Loans held for sale .........   2,882     112.1     7.84    3,205     153.2    9.61
Mortgages held for sale .....   5,438     195.5     7.19    6,752     241.7    7.16
Loans and leases
  (net of unearned discount)
  Commercial ................  13,371     604.7     9.12   12,512     567.3    9.11
  Real estate ...............  15,025     723.6     9.66   13,266     647.5    9.76
  Consumer ..................  11,700     886.2    15.20   11,756     882.8   15.05
    Total loans and leases ..  40,096   2,214.5    11.10   37,534   2,097.6   11.20
  Allowance for credit losses  (1,067)                       (971)
    Net loans and leases ....  39,029                      36,563

    Total earning assets
    (before the allowance for
    credit losses) ..........  70,427   3,289.6     9.42   65,463   3,114.5    9.61

Cash and due from banks .....   3,580                       3,592
Other assets ................   8,381                       6,423
  Total assets .............. $81,321                     $74,507

(Continued on page 30)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 29)

                                            Six Months Ended June 30,
In millions, except ratios               1997                       1996
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $13,274    $    -       -%  $11,546    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..   9,498      78.1    1.66     5,710      50.2    1.77
  Money market accounts .....  10,543     173.4    3.32    11,709     171.5    2.94
  Savings certificates ......  13,141     353.2    5.42    12,081     329.4    5.48
  Certificates of deposit
    and other time ..........   3,426      96.2    5.66     2,641      74.7    5.69
  Foreign time ..............     650      13.8    4.29       422      10.4    4.95
Total interest-bearing
      deposits ..............  37,258     714.7    3.87    32,563     636.2    3.93
Federal funds purchased
  repurchase agreements .....   3,152      76.4    4.89     3,156      78.9    5.02
Short-term borrowings .......   5,157     138.7    5.42     5,472     148.5    5.46
Long-term debt ..............  12,337     381.0    6.18    13,984     428.1    6.12

Total interest-bearing
      liabilities ...........  57,904   1,310.8    4.55    55,175   1,291.7    4.70


Other liabilities ...........   3,947                       2,362
Preferred stock .............     188                         189
Common stockholders' equity .   6,008                       5,235
    Total liabilities and
      stockholders' equity .. $81,321                     $74,507

  Net interest income
    (tax-equivalent basis) ..          $1,978.8                    $1,822.8

  Yield spread ..............                      4.87                        4.91

  Net interest margin .......                      5.66                        5.62

  Interest-bearing liabilities
    to earning assets .......                     82.22                       84.28




* Interest income and yields are calculated on a tax-equivalent basis using a federal incremental tax rate of 35% in each period presented. Non-accrual loans and the related negative income effect have been included in the calculation of yields.

PART II. OTHER INFORMATION

The annual meeting of stockholders of the corporation was held on April 22, 1997. There were 375,450,099 shares of common stock outstanding and entitled to vote at said meeting; and a total 317,246,498 (84.5%) shares were present at the meeting in person or by proxy. The stockholders voted to approve an amendment to the corporation's Restated Certificate of Incorporation to increase the authorized shares of common stock from 500,000,000 to 1,000,000,000 shares (291,320,965 for, 24,533,584 against, 1,391,949 abstained and no broker non-votes) and ratified the appointment of KPMG Peat Marwick LLP to audit the books of the corporation for the year ended 1997 (315,866,408 for, 535,498 against, 844,592 abstained and no broker non-votes). The stockholders did not approve a proposal requesting the Board of Directors to take steps to provide for cumulative voting in the election of directors (78,015,001 for, 193,135,298 against, 13,832,968 abstained and 32,263,231 broker non-votes) and a proposal requesting the Board of Directors to develop a fair lending policy for the corporation's financial subsidiaries (19,233,021 for, 255,438,688 against, 10,311,558 abstained, 32,263,231 broker non-votes).

In addition, 15 nominees were elected directors of the corporation, as follows:

                                     Shares FOR        Shares WITHHELD

Leslie S. Biller                   315,492,713              1,753,785
J.A. Blanchard III                 315,489,993              1,756,505
David A. Christensen               315,640,109              1,606,389
Pierson M. Grieve                  314,057,017              3,189,481
Charles M. Harper                  315,348,317              1,898,181
William A. Hodder                  314,103,439              3,143,059
Lloyd P. Johnson                   315,548,344              1,698,154
Reatha Clark King                  314,260,036              2,986,462
Richard M. Kovacevich              315,549,370              1,697,128
Richard S. Levitt                  315,637,277              1,609,221
Richard D. McCormick               315,602,208              1,644,290
Cynthia H. Milligan                313,579,767              3,666,731
Benjamin F. Montoya                314,082,620              3,163,878
Ian M. Rolland                     315,542,698              1,703,800
Michael W. Wright                  314,235,374              3,011,124

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following exhibits are filed or incorporated by reference in response to Item 601 of Regulation S-K.

     Exhibit
     No.                      Exhibit                                    Page

     3(a). Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3(b) to the corporation's Current Report on Form 8-K dated
             June 28, 1993.  Certificate of Amendment of
             Certificate of Incorporation of the corporation authorizing 4,000,000 shares of Preference Stock, incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated
             July 3, 1995. Certificate of Amendment of Certificate of Incorporation of the corporation increasing the authorized number of common shares to one billion shares, incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated
             June 3, 1997.

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

     3(i). By-Laws (as amended effective April 22, 1997), incorporated by reference to Exhibit 3(i) to the corporation's Quarterly Report on Form 10-Q dated March 31, 1997.

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

     4(c). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

     11.     Computation of Earnings Per Share                             35

     12(a).  Computation of Ratio of Earnings to Fixed Charges.            37

     12(b).  Computation of Ratio of Earnings to Fixed Charges
             and Preferred Stock Dividends.                                38

Stockholders may obtain a copy of any Exhibit, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated April 14, 1997, reporting consolidated operating results of the corporation for the quarter ended March 31, 1997, and filing the Certificate of Designations relating to the corporation's 1997 ESOP Cumulative Convertible Preferred Stock.

     The corporation filed a Current Report on Form 8-K, dated June 3, 1997, placing on file a Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on June 3, 1997, amending the corporation's Restated Certificate of Incorporation to increase the corporation's authorized common stock from 500 million shares to one billion shares.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORWEST CORPORATION


August 13, 1997                             By /s/ Michael A. Graf
                                            Senior Vice President
                                            and Controller
                                            (Chief Accounting Officer)