Form 10-Q
period 1997-09-30
NORWEST CORP
filed 1997-11-13
CIK 72971

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549



				  FORM 10-Q



	  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the quarterly period ended September 30, 1997

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

Common Stock, par value $1 2/3 per share,
outstanding at October 31, 1997                         755,315,646 shares

		       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

								    Page
1.  Consolidated Balance Sheets -
      September 30, 1997 and December 31, 1996.....................  3

2.  Consolidated Statements of Income -
      Quarters and Nine Months Ended September 30, 1997 and 1996...  4

3.  Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1997 and 1996................  5

4.  Consolidated Statements of Stockholders' Equity -
      Nine Months Ended September 30, 1997 and 1996................  6

5.  Notes to Unaudited Consolidated Financial Statements...........  8





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

In millions, except shares                     September 30,   December 31,
						       1997           1996
ASSETS
Cash and due from banks ......................    $ 4,346.3        4,856.6
Interest-bearing deposits with banks .........         47.6        1,237.9
Federal funds sold and resale agreements .....        418.1        1,276.8
    Total cash and cash equivalents ..........      4,812.0        7,371.3
Trading account securities ...................        391.3          186.5
Investment and mortgage-backed securities
  available for sale .........................     19,131.4       16,247.1
Investment securities (fair value
  $723.8 in 1997 and $745.2 in 1996) .........        704.0          712.2
    Total investment securities ..............     19,835.4       16,959.3
Loans held for sale ..........................      3,155.4        2,827.6
Mortgages held for sale ......................      7,503.3        6,339.0
Loans and leases, net of unearned discount ...     41,728.1       39,381.0
Allowance for credit losses ..................     (1,196.4)      (1,040.8)
    Net loans and leases .....................     40,531.7       38,340.2
Premises and equipment, net ..................      1,257.4        1,200.9
Mortgage servicing rights, net ...............      2,750.3        2,648.5
Interest receivable and other assets .........      5,015.4        4,302.1
    Total assets .............................    $85,252.2       80,175.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................    $15,299.1       14,296.3
  Interest-bearing ...........................     37,233.8       35,833.9
    Total deposits ...........................     52,532.9       50,130.2
Short-term borrowings ........................      9,275.8        7,572.6
Accrued expenses and other liabilities .......      3,969.1        3,326.2
Long-term debt ...............................     12,651.4       13,082.2
    Total liabilities ........................     78,429.2       74,111.2
Preferred stock ..............................        273.9          249.8
Unearned ESOP shares .........................        (86.1)         (61.0)
    Total preferred stock ....................        187.8          188.8
Common stock, $1 2/3 par value - authorized
 1,000,000,000 shares:
  Issued 762,219,912 and 751,067,250 shares
   in 1997 and 1996, respectively ............      1,270.4          625.9
Surplus ......................................        378.8          948.6
Retained earnings ............................      4,808.4        4,248.2
Net unrealized gains on securities
  available for sale .........................        445.2          303.5
Notes receivable from ESOP ...................        (10.1)         (11.1)
Treasury stock - 11,125,066 and 13,661,838
  common shares in 1997 and 1996, respectively       (250.0)        (233.3)
Foreign currency translation .................         (7.5)          (6.4)
    Total common stockholders' equity ........      6,635.2        5,875.4
    Total stockholders' equity ...............      6,823.0        6,064.2
    Total liabilities and
      stockholders' equity ...................    $85,252.2       80,175.4

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per common share amounts          Quarter Ended     Nine Months Ended
						       September 30,       September 30,
						      1997      1996       1997     1996
INTEREST INCOME ON
Loans and leases ................................ $1,153.1    1,100.8    3,364.2  3,195.0
Investment and mortgage-backed securities
 available for sale .............................    326.1      312.0    1,016.4    871.1
Investment securities ...........................      6.9        8.7       21.0     27.6
Loans held for sale .............................     56.2       48.6      168.3    201.8
Mortgages held for sale .........................    128.5      125.1      324.0    366.8
Money market investments ........................      8.9        9.6       39.4     27.4
Trading account securities ......................     13.2        6.3       28.5     20.4
    Total interest income .......................  1,692.9    1,611.1    4,961.8  4,710.1

INTEREST EXPENSE ON
Deposits ........................................    360.7      339.7    1,075.4    975.9
Short-term borrowings ...........................    112.0      117.8      327.1    345.2
Long-term debt ..................................    197.6      205.9      578.6    634.0
    Total interest expense ......................    670.3      663.4    1,981.1  1,955.1
      Net interest income .......................  1,022.6      947.7    2,980.7  2,755.0
Provision for credit losses .....................    146.7      105.9      378.5    281.1
      Net interest income after
	provision for credit losses .............    875.9      841.8    2,602.2  2,473.9

NON-INTEREST INCOME
Trust ...........................................     89.6       73.5      261.8    217.7
Service charges on deposit accounts .............     97.1       84.9      280.6    239.8
Mortgage banking ................................    224.7      203.5      623.8    596.2
Data processing .................................     18.3       19.0       54.7     54.6
Credit card .....................................     32.4       27.7       88.2     89.1
Insurance .......................................     75.3       68.4      260.4    211.4
Other fees and service charges ..................    105.6       69.1      285.8    214.3
Net investment securities losses ................     (0.3)         -          -        -
Net investment and mortgage-backed securities
 available for sale gains (losses) ..............     15.7      (12.4)      19.9    (56.5)
Net venture capital gains .......................     52.8       35.7      165.3    167.7
Trading .........................................     12.7       21.2       64.9     25.2
Other ...........................................     29.5       41.2       89.0     67.0
    Total non-interest income ...................    753.4      631.8    2,194.4  1,826.5

NON-INTEREST EXPENSES
Salaries and benefits ...........................    608.0      539.0    1,724.5  1,559.4
Net occupancy ...................................     82.0       88.5      241.6    230.4
Equipment rentals, depreciation and maintenance .     81.8       79.2      247.5    233.3
Business development ............................     63.3       56.8      185.4    166.9
Communication ...................................     73.4       73.3      216.2    209.9
Data processing .................................     39.6       47.6      127.0    120.6
Intangible asset amortization ...................     42.5       44.0      125.9    116.6
Other ...........................................    120.7      104.0      404.4    349.6
    Total non-interest expenses .................  1,111.3    1,032.4    3,272.5  2,986.7
INCOME BEFORE INCOME TAXES ......................    518.0      441.2    1,524.1  1,313.7
Income tax expense ..............................    176.4      152.2      529.2    467.9
NET INCOME ...................................... $  341.6      289.0      994.9    845.8

Average common and common equivalent shares .....    758.5      748.6      758.0    736.4
PER COMMON SHARE
 Net Income
  Primary ....................................... $   0.44       0.38       1.29     1.13
  Fully diluted .................................     0.44       0.38       1.29     1.13
 Dividends ......................................    0.150      0.135      0.450    0.390


See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

									 Nine Months Ended
In millions                                                                September 30,
									     1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    994.9      845.8
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     378.5      281.1
    Depreciation and amortization .....................................     603.3      489.7
    Gains on sales of loans, securities and other assets, net .........    (279.9)    (120.8)
    Release of preferred shares to ESOP ...............................      27.6       30.4
    Purchases of trading account securities ........................... (73,819.7) (53,003.0)
    Proceeds from sales of trading account securities .................  73,690.0   52,966.5
    Originations of mortgages held for sale ........................... (38,729.2) (40,460.5)
    Proceeds from sales of mortgages held for sale ....................  37,603.2   44,177.5
    Originations of loans held for sale ...............................    (989.5)    (954.9)
    Proceeds from sales of loans held for sale ........................     648.8    1,610.4
    Interest receivable ...............................................     (64.2)     (29.4)
    Interest payable ..................................................      23.9       26.2
    Other assets, net .................................................    (843.1)    (551.5)
    Other accrued expenses and liabilities, net .......................     335.8      367.6
      Net cash flows from (used for) operating activities .............    (419.6)   5,675.1

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities ......       0.5       78.7
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale ..............................   1,928.2    2,189.5
  Proceeds from sales and calls of investment securities ..............      82.4        5.9
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale .....................................   7,822.3    3,296.1
  Purchases of investment securities ..................................    (120.8)    (300.0)
  Purchases of investment and mortgage-backed securities available for sale .......................................................... (11,368.4)  (6,442.0)
  Net change in banking subsidiaries' loans and leases ................    (284.4)   1,166.5
  Non-bank subsidiaries' loans and leases originated ..................  (7,218.5)  (5,062.8)
  Principal collected on non-bank subsidiaries' loans and leases ......   7,090.8    3,394.5
  Purchases of premises and equipment .................................    (227.1)    (180.6)
  Proceeds from sales of premises, equipment & other real estate owned       82.5       68.1
  Cash paid for acquisitions, net of cash and cash equivalents acquired    (229.9)  (2,495.8)
  Divestiture of branches, net of cash and cash equivalents paid                -      (23.7)
    Net cash flows used for investing activities ......................  (2,442.4)  (4,305.6)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................     576.3      622.0
  Short-term borrowings, net ..........................................   1,354.0     (655.1)
  Long-term debt borrowings ...........................................   2,473.5    2,674.0
  Repayments of long-term debt ........................................  (3,512.0)  (3,272.1)
  Issuances of common stock ...........................................     111.3       69.7
  Repurchases of common stock .........................................    (351.1)    (209.8)
  Repurchases of preferred stock ......................................         -     (112.7)
  Net decrease in notes receivable from ESOP ..........................       1.0        2.3
  Dividends paid ......................................................    (350.3)    (298.8)
    Net cash flows from (used for) financing activities ...............     302.7   (1,180.5)
    Net increase (decrease) in cash and cash equivalents ..............  (2,559.3)     189.0

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   7,371.3    4,946.5
  End of period .......................................................$  4,812.0    5,135.5


See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

									       Net
									Unrealized
									     Gains
In                                                                     (Losses) on
millions,                           Unearned                            Securities       Notes                  Foreign
except for               Preferred      ESOP  Common   Sur-  Retained    Available  Receivable   Treasury      Currency
shares                       Stock    Shares   Stock   plus  Earnings     for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1995....... $  341.2     (38.9)  597.2  734.2   3,496.3        327.1       (13.3)    (125.9)         (5.8)  5,312.1
Net income...............        -         -       -      -     845.8            -           -          -             -     845.8
Dividends on
  Common stock...........        -         -       -      -    (285.5)           -           -          -             -    (285.5)
  Preferred stock........        -         -       -      -     (13.3)           -           -          -             -     (13.3)
Conversion of 30,466
  preferred shares to
  1,647,828 common shares    (30.4)        -       -    3.8         -            -           -       26.6             -         -
Repurchase of 1,127,125
  preferred shares.......   (112.7)        -       -      -         -            -           -          -             -    (112.7)
Cash payments received
  on notes receivable
  from ESOP..............        -         -       -      -         -            -         2.3          -             -       2.3
Issuance of 59,000
  preferred shares
  to ESOP................     59.0     (61.3)      -    2.3         -            -           -          -             -         -
Release of preferred
  shares to ESOP.........        -      31.6       -   (1.2)        -            -           -          -             -      30.4
Issuance of 6,054,966
  common shares..........        -         -       -   37.4     (44.2)           -           -       91.0             -      84.2
Issuance of 38,835,772
  common shares for
  acquisitions...........        -         -    28.7  165.9      72.3         (1.5)       (1.4)      71.1             -     335.1
Repurchase of 11,374,382
  common shares..........        -         -       -      -         -            -           -     (209.8)            -    (209.8)
Change in net unrealized
  gains (losses) on
  securities available
  for sale...............        -         -       -      -         -        (50.4)          -          -             -     (50.4)
Foreign currency
  translation............        -         -       -      -         -            -           -          -           0.2       0.2
Balance,
 September 30, 1996......  $ 257.1     (68.6)  625.9  942.4   4,071.4        275.2       (12.4)    (147.0)         (5.6)  5,938.4


(Continued on page 7)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Continued from page 6)

                                                                                 Net
                                                                          Unrealized
                                                                               Gains
In                                                                       (Losses) on
millions,                           Unearned                              Securities       Notes                  Foreign
except for               Preferred      ESOP    Common    Sur-  Retained   Available  Receivable   Treasury      Currency
shares                       Stock    Shares     Stock    plus  Earnings    for Sale   from ESOP      Stock   Translation     Total

Balance,
 December 31, 1996...... $   249.8     (61.0)    625.9   948.6   4,248.2       303.5       (11.1)    (233.3)         (6.4)  6,064.2
Net income..............         -         -         -       -     994.9           -           -          -             -     994.9
Dividends on
  Common stock..........         -         -         -       -    (337.0)          -           -          -             -    (337.0)
  Preferred stock.......         -         -         -       -     (13.3)          -           -          -             -     (13.3)
Stock split.............         -         -     635.2  (635.2)        -           -           -          -             -         -
Conversion of 27,572
  preferred shares to
  1,044,696 common
  shares................     (27.6)        -         -     3.9         -           -           -       23.7             -         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -         -       -         -           -         1.0          -             -       1.0
Issuance of 51,700
  preferred shares to
  ESOP..................      51.7     (53.8)        -     2.1         -           -           -          -             -         -
Release of preferred
  shares to ESOP........         -      28.7         -    (1.1)        -           -           -          -             -      27.6
Issuance of 10,529,358
  common shares.........         -         -         -    61.5    (128.2)          -           -      226.5             -     159.8
Issuance of 15,157,890
  common shares for
  acquisitions..........         -         -       9.3    (1.9)     43.8         1.0           -       85.1             -     137.3
Repurchase of 13,042,510
  common shares.........         -         -         -     0.9         -           -           -     (352.0)            -    (351.1)
Change in net unrealized
  gains (losses) on
  securities available
  for sale..............         -         -         -       -         -       140.7           -          -             -     140.7
Foreign currency
  translation...........         -         -         -       -         -           -           -          -          (1.1)     (1.1)
Balance,
  September 30, 1997.... $   273.9     (86.1)  1,270.4   378.8   4,808.4       445.2       (10.1)    (250.0)         (7.5)  6,823.0





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


2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30, include:

In millions                                         1997        1996

Interest......................................  $1,957.2     1,928.9
Income taxes..................................     300.9        41.9
Transfer of loans to other real estate owned..      35.9        35.0

See Notes 7 and 12 for certain non-cash common and preferred stock transactions.

3.  Investment Securities

The amortized cost and fair value of investment securities at September 30, 1997 were:

In millions                                          Gross      Gross
                                        Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 1,827.3        38.0        (7.4)   1,857.9
 State, municipal and housing -
  tax exempt .........................   1,403.2        74.2        (3.1)   1,474.3
 Other ...............................     763.6       285.1       (10.0)   1,038.7
    Total investment securities
     available for sale ..............   3,994.1       397.3       (20.5)   4,370.9
Mortgage-backed securities:
  Federal agencies ...................  14,240.1       336.9       (15.0)  14,562.0
  Collateralized mortgage
   obligations .......................     191.5         9.7        (2.7)     198.5
    Total mortgage-backed securities
     available for sale ..............  14,431.6       346.6       (17.7)  14,760.5
Total investment and
 mortgage-backed securities
 available for sale ..................  18,425.7       743.9       (38.2)  19,131.4

Other securities held for investment .     704.0        21.1        (1.3)     723.8

  Total investment securities ........ $19,129.7       765.0       (39.5)  19,855.2

Interest income on investment securities for the quarters and nine months ended September 30, was:

					     Quarter              Nine Months
In millions                               1997     1996          1997     1996

Available for sale:
 U.S. Treasury and federal agencies .. $  32.4     22.7         128.9     59.8
 State, municipal and housing -
   tax exempt ........................    19.6     13.5          54.2     39.3
 Other ...............................    11.7     12.2          35.9     35.2
    Total investment securities
     available for sale ..............    63.7     48.4         219.0    134.3
 Mortgage-backed securities:
  Federal agencies ...................   257.5    259.4         784.1    726.9
  Collateralized mortgage
   obligations .......................     4.9      4.2          13.3      9.9
    Total mortgage-backed securities
     available for sale ..............   262.4    263.6         797.4    736.8
Total investment and mortgage-backed
  securities available for sale ......   326.1    312.0       1,016.4    871.1

Other securities held for investment .     6.9      8.7          21.0     27.6

  Total investment securities ........ $ 333.0    320.7       1,037.4    898.7


Certain investment securities held for investment with a total amortized cost of $38.7 million and $82.4 million for the three and nine months ended September 30, 1997, respectively, and $0.4 million and $5.9 million for the three and nine months ended September 30, 1996, respectively, were either sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or called by the issuers prior to maturity. The sales and calls of investment securities resulted in a loss of $0.3 million for the quarter, and no gain or loss for the nine months ended September 30, 1997. Sales and calls of investment securities held for investment resulted in no gain or loss for the quarter and nine months ended September 30, 1996.

4.  Loans and Leases

The carrying values of loans and leases at September 30, 1997 and December 31, 1996 were:

In millions                                 September 30,     December 31,
						    1997             1996
Commercial, financial and industrial .....     $10,369.3         10,204.9
Agricultural .............................       1,229.6          1,107.7
Real estate
  Secured by 1-4 family residential
    properties ...........................      10,724.4         10,376.3
  Secured by development properties ......       2,125.3          2,104.5
  Secured by construction and land
    development ..........................         982.3            943.8
  Secured by owner-occupied properties ...       2,800.4          2,644.6
Consumer .................................      12,135.9         10,431.2
Credit card ..............................       1,561.8          1,566.2
Lease financing ..........................         862.5            812.4
Foreign
  Consumer ...............................         847.3            774.9
  Commercial .............................         212.6            187.7
    Total loans and leases ...............      43,851.4         41,154.2
Unearned discount ........................      (2,123.3)        (1,773.2)
  Total loans and leases, net of
    unearned discount ....................     $41,728.1         39,381.0


Changes in the allowance for credit losses for the quarters and nine months ended September 30, were:
					     Quarter         Nine Months
In millions                                1997     1996      1997     1996

Balance at beginning of period ....... $1,071.1  1,008.9   1,040.8    917.2
  Allowance related to assets
   acquired, net .....................    104.1     18.4     129.4    104.3
  Provision for credit losses ........    146.7    105.9     378.5    281.1

  Credit losses ......................   (159.2)  (129.4)   (462.9)  (358.5)
  Recoveries .........................     33.7     30.0     110.6     89.7
    Net credit losses ................   (125.5)   (99.4)   (352.3)  (268.8)
Balance at end of period ............. $1,196.4  1,033.8   1,196.4  1,033.8

5.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at September 30, 1997 and 1996 and December 31, 1996 were:

In millions                                    September 30,  December 31,
					      1997      1996          1996
Impaired loans
  Non-accrual ...........................  $  94.5     117.4          94.0
  Restructured ..........................      0.1       0.6           0.2
    Total impaired loans ................     94.6     118.0          94.2
Other non-accrual loans and leases ......     94.3      66.6          62.5
  Total non-accrual and
   restructured loans and leases ........    188.9     184.6         156.7
Other real estate owned .................     40.8      46.4          43.3
  Total non-performing assets ...........    229.7     231.0         200.0
Loans and leases past due 90 days or more*   121.0     121.9         110.7
  Total non-performing assets and
   90-day past due loans and leases .....  $ 350.7     352.9         310.7

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the nine months ended September 30, 1997 and 1996 were $107.2 million and $114.4 million, respectively. The allowance for credit losses related to impaired loans at September 30, 1997 and December 31, 1996 was $31.0 million and $31.4 million, respectively. Impaired loans of $2.1 million and $0.9 million were not subject to a related allowance for credit losses at September 30, 1997 and December 31, 1996, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters and nine months ended September 30, was:

					      Quarter         Nine Months
In millions                                 1997    1996     1997    1996

Interest
  As originally contracted ...........     $ 3.8     9.8     15.1    20.0
  As recognized ......................      (1.3)   (4.1)    (2.7)   (6.1)
    Reduction of interest income .....     $ 2.5     5.7     12.4    13.9


6.  Long-term Debt

During the first nine months of 1997, the corporation issued $200 million in medium-term notes bearing a fixed interest rate of 6.75 percent, which mature in June 2007. Also, during the first nine months of 1997, certain subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $1,020 million were issued bearing interest at rates ranging from one-month LIBOR less 17 basis points to three-month LIBOR less seven basis points, and which mature between December, 1997 and September, 2000. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year. Norwest Financial, Inc. and its subsidiaries issued $1,250 million in senior notes in the first nine months of 1997 bearing interest at fixed rates ranging from 4.90 percent to 7.20 percent, which mature from March 2000 to May 2007.

7. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at September 30, 1997 and December 31, 1996. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1996 annual report on Form 10-K.

In millions, except share amounts

							     Annual
							   Dividend
			      Shares Outstanding            Rate at        Amount Outstanding
			   September 30,  December 31  September 30,    September 30,  December 31,
				   1997          1996          1997             1997          1996
Cumulative
  Tracking, $200
  stated value ..............   980,000       980,000        9.30%            $196.0         196.0
1997 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    28,032             -        9.50%              28.0             -
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    23,260        24,469        8.50%              23.3          24.5
1995 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    21,177        22,716       10.00%              21.2          22.7
ESOP Cumulative Convertible,
  $1,000 stated value .......    10,438        11,594        9.00%              10.4          11.6
Less: Cumulative
  Tracking shares held by
  a subsidiary ..............   (25,000)      (25,000)                          (5.0)         (5.0)
			      1,037,907     1,013,779                          273.9         249.8
Unearned ESOP shares ........                                                  (86.1)        (61.0)
    Total preferred stock ...                                                 $187.8         188.8


On February 24, 1997, the corporation issued 51,700 shares of 1997 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1997 ESOP Preferred Stock"), in the stated amount of $51.7 million at a premium of $2.1 million; a corresponding charge of $53.8 million was recorded to unearned ESOP shares.

During the quarter and nine months ended September 30, 1997, 8,327 and 27,572 shares of ESOP Preferred Stock were converted into 273,024 and 1,044,696 shares, respectively, of common stock of the corporation. During the quarter and nine months ended September 30, 1996, 7,817 and 30,466 shares of ESOP Preferred Stock were converted into 388,838 shares and 1,647,828 shares, respectively, of common stock of the corporation.

On September 23, 1997, the corporation's board of directors declared a two-for-one stock split of the common shares to be effected in the form of a 100 percent stock dividend, payable on October 10, 1997, to stockholders of record on October 2, 1997. The stock split resulted in an increase in common stock of 381,109,956 shares and was accounted for by a transfer of $635.2 million to common stock from surplus. All prior year common share and per share disclosures have been restated to reflect the stock split.

On July 10, 1997, the market value of the corporation's common stock closed above the vesting price for options granted July 23, 1996 under the corporation's Best Practices PartnerShares Plan, a broad-based employee stock option plan. Of 3.8 million options which vested, 1.8 million had been exercised as of September 30, 1997. On September 23, 1997, the corporation's board of directors approved the second stock option grant under this plan to eligible employees. Options for approximately 21.9 million common shares were granted at an exercise price of $31.34 per share. The options under the second grant are generally exercisable upon the earlier of September 24, 2002, or the first date the closing market value of the corporation's common stock equals or exceeds $60 per share.

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

In millions
				 Quarter               Nine Months
				1997      1996        1997      1996
Revenues:*
  Banking ................ $ 1,555.4   1,417.7     4,655.2   4,172.7
  Mortgage Banking .......     400.9     378.7     1,092.4   1,048.9
  Norwest Financial ......     490.0     446.5     1,408.6   1,315.0
    Total ................ $ 2,446.3   2,242.9     7,156.2   6,536.6
Organizational earnings:*
  Banking ................ $   254.8     189.6       711.0     560.1
  Mortgage Banking .......      37.7      31.8       106.8      92.9
  Norwest Financial ......      49.1      67.6       177.1     192.8
    Total ................ $   341.6     289.0       994.9     845.8
Total assets:
  Banking ................ $61,283.5  59,261.2
  Mortgage Banking .......  13,737.8  10,499.5
  Norwest Financial ......  10,230.9   8,666.9
    Total ................ $85,252.2  78,427.6

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

9.  Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters and nine months ended September 30, is presented below:

				  Quarter            Nine Months
In millions                    1997      1996        1997     1996

Origination and other
  closing fees ............  $ 86.2      79.2       222.6    240.1
Servicing fees ............    79.5      79.9       220.3    207.4
Net gains (losses) on sales
  of servicing rights .....    (2.4)      1.7        (4.8)    41.5
Net gains on
  sales of mortgages ......    15.6       4.3        61.6      1.2
Other .....................    45.8      38.4       124.1    106.0
  Total mortgage banking
    non-interest income ...  $224.7     203.5       623.8    596.2

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $198.2 billion and $176.3 billion at September 30, 1997 and 1996, respectively, and $179.7 billion at December 31, 1996.

Changes in capitalized mortgage servicing rights for the quarters and nine months ended September 30, were:

				  Quarter              Nine Months
In millions                    1997      1996          1997      1996

Balance at beginning
    of period ............ $2,783.8   2,566.6       2,712.7   1,290.9
  Originations ...........     93.7      88.9         253.5     272.9
  Purchases and other
    additions ............    127.8     140.4         236.4   1,365.9
  Sales ..................    (17.0)    (10.0)        (34.4)    (27.4)
  Amortization ...........   (104.9)    (94.3)       (322.1)   (210.4)
  Other ..................    (68.9)     (7.8)        (31.6)     (8.1)
			    2,814.5   2,683.8       2,814.5   2,683.8
  Less valuation allowance    (64.2)    (64.2)        (64.2)    (64.2)
Balance at end of period . $2,750.3   2,619.6       2,750.3   2,619.6


The fair value of capitalized mortgage servicing rights at September 30, 1997 was approximately $3.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters and nine months ended September 30, 1997 and 1996.

10. Trading Revenues

For the quarters and nine months ended September 30, trading revenues were derived from the following activities:

						 Quarter      Nine Months
In millions                                   1997    1996    1997    1996

Interest income:
  Securities .............................. $ 13.2     6.3    28.5    20.4

Non-interest income:
  Gains(losses) on securities sold ........   13.3    10.4    44.9    (4.4)
  Swaps and other interest rate contracts .    0.8    (0.1)    1.4    23.1
  Foreign exchange trading ................    3.3     2.1    10.9     6.3
  Options .................................    1.1     8.1     4.9    (1.2)
  Futures .................................   (5.8)    0.7     2.8     1.4
    Total non-interest income .............   12.7    21.2    64.9    25.2
Total trading revenues .................... $ 25.9    27.5    93.4    45.6


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

For the nine months ended September 30, 1997, end-user derivative activities decreased interest income by $1.1 million and interest expense by $61.4 million, for a total benefit to net interest income of $60.3 million. For the same period in 1996, the total benefit to net interest income was $51.0 million.

Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 1997 is summarized as follows:

In millions                December 31,              Amortization                 September 30,
				  1996   Additions   & Maturities  Terminations           1997
Swaps:

  Generic receive fixed ..... $  4,602       1,003           (650)         (339)         4,616

  Amortizing receive fixed ..       83       3,261            (37)          (80)         3,227

  Generic pay fixed .........      354          15             (2)         (150)           217

  Basis .....................       29           -              -             -             29

    Total swaps .............    5,068       4,279           (689)         (569)         8,089

Interest rate caps
  and floors ................   15,977       7,000              -        (5,100)        17,877

Futures contracts ...........    3,617      23,789              -       (22,549)         4,857

Options on futures contracts.    5,559      46,954        (11,876)      (27,481)        13,156

Security options ............      825       3,415         (2,615)         (900)           725

Total ....................... $ 31,046      85,437        (15,180)      (56,599)        44,704


Deferred gains and losses on closed end-user derivatives were not material at September 30, 1997 and December 31, 1996.

A key assumption in the information which follows is that rates remain constant at September 30, 1997 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:

Dollars in millions

					      Maturity
								    There-
September 30, 1997          1997    1998    1999    2000    2001    after    Total

Swaps:
Generic receive fixed-
  Notional value ........$     -     650     766     400     500    2,300    4,616
  Weighted avg.
    receive rate ........      -%   6.34%   7.28    6.17    6.35     6.57     6.60
  Weighted avg. pay rate       -%   5.74%   5.87    5.73    5.71     5.71     5.74
Amortizing receive fixed-
  Notional value ........$     -       -   1,975   1,252       -        -    3,227
  Weighted avg.
    receive rate ........      -%      -    7.46    6.41       -        -     7.05
  Weighted avg. pay rate       -%      -    5.64    5.69       -        -     5.66
Generic pay fixed-
  Notional value ........$     -       -       -       -       7      210      217
  Weighted avg.
    receive rate ........      -%      -       -       -    5.68     5.72     5.72
  Weighted avg. pay rate       -%      -       -       -    6.33     5.86     5.87
Basis-
  Notional value ........$     -      29       -       -       -        -       29
  Weighted avg.
    receive rate ........      -%   4.41       -       -       -        -     4.41
  Weighted avg. pay rate       -%   2.99       -       -       -        -     2.99

Interest rate caps and
  floors (1):
  Notional value ........$     -     527     400   3,700   5,250    8,000   17,877

Futures contracts (1):
  Notional value ........$ 4,857       -       -       -       -        -    4,857

Options on futures
  contracts (1):
  Notional value ........$ 9,961   3,195       -       -       -        -   13,156

Security options (1)
  Notional value ........$   725       -       -       -       -        -      725

Total notional value ....$15,543   4,401   3,141   5,352   5,757   10,510   44,704

Total weighted avg.
  rates on swaps:
    Receive rate ........      -%   6.25    7.41    6.35    6.34     6.50     6.75

    Pay rate ............      -%   5.63    5.70    5.70    5.71     5.72     5.70


 (1) Average rates are not meaningful for interest rate caps and floors, futures contracts or options.

Note: Weighted average variable rates are based on the actual rates as of September 30, 1997.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:

In millions                                     Balance Sheet Category
					   Loans   Mortgage   Interest-  Long-
			      Investment     and  Servicing     bearing   term
September 30, 1997            Securities  Leases     Rights    Deposits   Debt      Total

Swaps:
  Pay variable
    Unrealized gains ........ $       -        -      13.3        57.7    61.2      132.2
    Unrealized (losses) .....         -        -         -           -   (12.2)     (12.2)

    Pay variable net ........         -        -      13.3        57.7    49.0      120.0

  Pay fixed
    Unrealized gains ........         -      0.8         -         2.8       -        3.6
    Unrealized (losses) .....         -        -         -           -       -          -

    Pay fixed net ...........         -      0.8         -         2.8       -        3.6

  Basis
    Unrealized gains ........       0.1        -         -           -       -        0.1
    Unrealized (losses) .....         -        -         -           -       -          -

    Pay basis net ...........       0.1        -         -           -       -        0.1

  Total unrealized gains ....       0.1      0.8      13.3        60.5    61.2      135.9
  Total unrealized (losses) .         -        -         -           -   (12.2)     (12.2)

    Total net ............... $     0.1      0.8      13.3        60.5    49.0      123.7

Interest rate caps and floors:
  Unrealized gains .......... $    19.9        -      64.0           -       -       83.9
  Unrealized (losses) .......         -        -      (7.4)       (0.1)   (0.1)      (7.6)

    Total net ............... $    19.9        -      56.6        (0.1)   (0.1)      76.3

Futures contracts:
  Unrealized gains .......... $     0.3        -      39.1           -       -       39.4
  Unrealized (losses) .......         -     (2.1)     (1.3)          -       -       (3.4)

    Total net ............... $     0.3     (2.1)     37.8           -       -       36.0

Options on futures contracts:
  Unrealized gains .......... $       -        -      34.2           -       -       34.2
  Unrealized (losses) .......         -     (0.7)    (22.6)          -       -      (23.3)

    Total net ............... $       -     (0.7)     11.6           -       -       10.9

Security options:
  Unrealized gains .......... $       -        -         -           -       -          -
  Unrealized (losses) .......         -     (1.2)        -           -       -       (1.2)

    Total net ............... $       -     (1.2)        -           -       -       (1.2)

  Grand total
    unrealized gains ........ $    20.3      0.8     150.6        60.5    61.2      293.4
  Grand total
    unrealized (losses) .....         -     (4.0)    (31.3)       (0.1)  (12.3)     (47.7)

  Grand total net ........... $    20.3     (3.2)    119.3        60.4    48.9      245.7

As a result of interest rate fluctuations, off-balance sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At September 30, 1997, the corporation had forward contracts and options on forward contracts totaling $27.1 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At September 30, 1997, the corporation's trading account portfolio primarily included futures contracts of $2.0 billion notional value, which are valued at market with any gains or losses recognized currently.


12. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At September 30, 1997, the corporation had 9 pending acquisitions with total assets of approximately $1.5 billion, and it is anticipated that cash of $73.2 million and approximately 8.5 million common shares will be issued upon completion of these acquisitions.

These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the end of 1997 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Transactions completed in the nine months ended September 30, 1997 include:

In millions, except share amounts                                  Common
							  Cash     Shares    Method of
				     Date     Assets      Paid     Issued   Accounting
Franklin Federal
  Bancorp., F.S.B.
  Austin, Texas (B) ............  January  1 $  621.3   $  90.0           -  Purchase of
									     assets
Central Bancorporation, Inc.
  Fort Worth, Texas (B) ........  January 28  1,105.3         -   9,399,576  Pooling of
									     interests*
Reliable Financial
  Services, Inc.
  San Juan, Puerto Rico(F) ..... February 21     38.6         -   1,753,086  Pooling of
									     interests*
Statewide Mortgage Company,
  Birmingham, Alabama (B) ...... February 26     27.9         -   1,049,992  Purchase
The United Group, Inc.
  Charlotte, North Carolina (F).    March 21     40.6         -     648,348  Purchase
Farmers National Bancorp, Inc.
  Geneseo, Illinois (B) ........    March 24    197.6         -   1,207,198  Purchase
The First National
  Bankshares, Inc.,
  Tucumcari, New Mexico (B) ....     June 17     90.2         -     608,900  Purchase
Tennessee Credit Corporation
  Nashville, Tennessee (F) .....     July 18     13.4       3.3           -  Purchase
Western National Trust
  Company, National Association
  Odessa, Texas (B) ............     July 31      0.3       0.9           -  Purchase
Fidelity Acceptance Corporation
  St. Louis, Missouri (F) ......   August 31  1,134.5     343.6           -  Purchase
The Bank of the Southwest,
  National Association,
  Pagosa Springs, Colorado (B) . September 2     85.4         -     490,790  Purchase
					     $3,355.1   $ 437.8  15,157,890


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

EARNINGS PERFORMANCE

The corporation reported net income of $341.6 million for the quarter ended September 30, 1997, an 18.2 percent increase over the $289.0 million earned in the third quarter of 1996. Fully diluted earnings per share were 44 cents, compared with 38 cents in the third quarter of 1996, an increase of 15.8 percent. The per common share results have been restated to reflect the two-for-one split of the outstanding shares of common stock of the corporation, effected in the form of a 100 percent stock dividend, distributed on October 10, 1997. Return on realized common equity was 22.2 percent and return on assets was 1.64 percent for the third quarter of 1997, compared with 21.0 percent and 1.48 percent, respectively, in the third quarter of 1996.

For the nine months ended September 30, 1997, net income was $994.9 million, or $1.29 per fully diluted common share, an increase of 17.6 percent and 14.2 percent, respectively, over the $845.8 million, or $1.13 per common share, earned in the first nine months of 1996. Return on realized common equity was 22.3 percent and return on assets was 1.63 percent for the first nine months of 1997, compared with 21.9 percent and
1.49 percent, respectively, for the same period in 1996.

ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 8 to the unaudited consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported third quarter 1997 earnings of $254.8 million, a
34.3 percent increase over third quarter 1996 earnings of $189.6 million. For the nine months ended September 30, 1997, earnings increased 26.9 percent to $711.0 million, compared with $560.1 million for the same period in 1996. The increased earnings in the first nine months of 1997 reflect an 11.3 percent increase in tax-equivalent net interest income to $2,125.6 million, primarily due to an 8.9 percent increase in average earning assets and an 11 basis point increase in net interest margin. The Banking Group's provision for credit losses for the nine months ended September 30, 1997 increased $20.7 million to $127.7 million from a year earlier, as average loans and leases rose $1.7 billion, or 5.6 percent, and net charge-offs as a percent of average loans and leases increased 17 basis points to 0.63 percent. Non-interest income rose $264.6 million to $1,267.9 million for the first nine months of 1997, due primarily to growth in trust, fees and service charges, insurance, and investment securities and venture capital gains. Non-interest expenses of $2,155.6 million for the first nine months of 1997 were $237.3 million higher than the first nine months of 1996. Prior year non-interest expenses include a $19.0 million charge recorded in the third quarter of 1996 related to recapitalization of the Savings Association Insurance Fund (SAIF). Excluding the SAIF charge, the increase in non-interest expenses for the nine months ended September 30, 1997 over the comparable period of 1996 reflects increased operating expenses related to acquisitions.

Mortgage Banking

Mortgage Banking earned $37.7 million in the current quarter, compared with $31.8 million in the third quarter of 1996. For the first nine months of 1997, Mortgage Banking earned $106.8 million, compared with $92.9 million in the same period of 1996. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and nine months ended September 30, 1997 and 1996.

The growth in Mortgage Banking earnings over the first nine months of 1996 reflects higher servicing fees from a larger servicing portfolio and an increase in the combined gains on sales of mortgages and servicing rights to $56.8 million in the first nine months of 1997, compared with $42.7 million in the same period a year ago. Mortgage loan originations amounted to $15.7 billion during the third quarter, and totaled $38.7 billion for the first nine months of 1997, compared with $13.2 billion and $39.9 billion, respectively, in the comparable periods in 1996. The unclosed pipeline of mortgage loans was $11.5 billion at September 30, 1997, compared with $7.7 billion at December 31, 1996. The servicing portfolio had a weighted average coupon of 7.77 percent and totaled $198.2 billion at September 30, 1997, compared with $179.7 billion at December 31, 1996. Capitalized mortgage servicing rights amounted to $2.8 billion, or 139 basis points of the mortgage servicing portfolio at September 30, 1997, compared with $2.6 billion, or 147 basis points, at December 31, 1996.

Norwest Financial

Norwest Financial reported third quarter 1997 net income of $49.1 million, which includes $27.3 million in non-recurring pre-tax acquisition charges related to Norwest's acquisition of Fidelity Acceptance Corporation during the quarter. Fidelity is an automobile finance company with $1.1 billion in receivables with 150 locations in 31 states and Guam, managed by Norwest Financial. The non-recurring charges include $16.0 million pre-tax to conform Fidelity's credit policies to those of Norwest. Excluding the special acquisition charges, Norwest Financial's operating earnings were $194.9 million for the first nine months of 1997, compared with $192.8 million for the same period in 1996. The growth in operating earnings reflected a 6.8 percent increase in Norwest Financial's tax-equivalent net interest income as average finance receivables grew 6.5 percent from the first nine months of 1996, partially offset by a higher provision for credit losses. For the first nine months of 1997, Norwest Financial's net charge-offs were $199.0 million, or 3.48 percent of average loans, compared with $164.9 million, or 3.07 percent of average loans, in the comparable period of 1996.


CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $1,034.2 million in the third quarter of 1997, compared with $955.6 million in the third quarter of 1996, an increase of 8.2 percent. For the first nine months of 1997, tax-equivalent net interest income increased 8.4 percent from the same period in 1996 to $3,013.0 million. Growth in tax-equivalent net interest income over the third quarter ended September 30, 1996 was primarily due to a 5.9 percent growth in average earning assets. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.81 percent in the third quarter of 1997, compared with 5.66 percent in the third quarter of 1996. The increase in net interest margin from third quarter of 1996 is primarily due to an improvement in funding costs.

The following table summarizes changes in tax-equivalent net interest income between the quarters ended September 30 and June 30 and the nine months ended September 30.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     3Q 97     3Q 97    9 Mos. 97
						 from      from       from
						3Q 96     2Q 97    9 Mos. 96
Increase (decrease) due to:
  Change in earning asset volume ............  $ 52.5       0.4        195.5
  Change in volume of interest-free funds ...    20.2       2.7         57.6
  Change in net return from
   Interest-free funds ......................    (1.8)      2.4        (10.1)
   Interest-bearing funds ...................     6.3       3.4        (10.1)
  Change in earning asset mix ...............   (11.1)     13.2        (44.5)
  Change in funding mix .....................    12.5       0.5         46.2
Change in tax-equivalent net interest income.  $ 78.6      22.6        234.6


* Net interest income is presented on a tax-equivalent basis using a federal incremental tax rate of 35 percent in each period presented.


Provision for Credit Losses

Norwest provided $146.7 million for credit losses in the third quarter of 1997, or 143 basis points of average loans and leases on an annualized basis, including $16.0 million, or 16 basis points, of one-time provision for credit losses related to the acquisition of Fidelity Acceptance Corporation. This compares with $105.9 million, or 107 basis points, in the same period a year ago. Net credit losses totaled $125.5 million in the third quarter of 1997, up from $99.4 million in the third quarter of 1996. As a percent of average loans and leases, net credit losses were 122 basis points in the third quarter of 1997, compared with 100 basis points in the same period a year ago.

For the first nine months of 1997, Norwest's provision for credit losses amounted to $378.5 million, or 125 basis points of average loans and leases on an annualized basis, compared with $281.1 million, or 98 basis points, for the same period of 1996. Net credit losses as a percent of average loans and leases were 117 basis points in the first nine months of 1997, compared with 94 basis points in the same period of 1996. Excluding the $16.0 million special acquisition charge in 1997, the increase in the provision for credit losses for the three and nine months ending September 30, 1997 over the comparable periods of 1996 relates to higher levels of charge-offs in regions which have had acquisitions and to higher consumer credit charge-offs.

Non-interest Income

Consolidated non-interest income was $753.4 million in the third quarter of 1997, an increase of $121.6 million, or 19.2 percent, from the third quarter of 1996. Contributing to the 1997 increase was continued growth in trust, fees and service charges, mortgage banking, insurance, and investment securities and venture capital gains. The increases in trust revenues, fees and service charges and insurance reflect overall increases in business activity, including acquisitions, and marketing efforts. For the nine months ended September 30, 1997, non-interest income was up $367.9 million to $2,194.4 million, an increase of 20.1 percent over 1996. The increase was due to higher revenues in essentially all categories.

Mortgage banking revenues in the third quarter of 1997 were $224.7 million, compared with $203.5 million in the third quarter of 1996. For the nine months ended September 30, 1997, mortgage banking revenues were $623.8 million, compared with $596.2 million for the first nine months of 1996. Amortization of capitalized servicing rights was $104.9 million and $322.1 million, respectively, for the three and nine-month periods ended September 30, 1997, compared with $94.3 million and $210.4 million, respectively, for the comparable periods of 1996. The increase in amortization in 1997 is due in part to the corporation electing to accelerate amortization of mortgage servicing rights in the second quarter by recording an additional $42.0 million of amortization. See Note 9 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and nine months ended September 30, 1997 and 1996. Mortgage banking revenue derived from sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions.

Net venture capital gains were $52.8 million for the three months and $165.3 million for the nine months ended September 30, 1997, compared with $35.7 million and $167.7 million, respectively, for the same periods in 1996. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $195.6 million at September 30, 1997.

Insurance revenues in the third quarter of 1997 were $75.3 million, compared with $68.4 million in the corresponding period in 1996. For the first nine months of 1997, insurance revenues amounted to $260.4 million, compared with $211.4 million in the corresponding period in 1996. While insurance revenue is impacted by seasonality in the crop insurance business, the year to date increases in insurance revenues over 1996 are primarily attributed to higher volume of commissions on sales of crop hail and credit life insurance.

The corporation's trading revenue for the third quarter of 1997 was $12.7 million, compared with $21.2 million in the third quarter of 1996. Trading revenues amounted to $64.9 million in the first nine months of 1997, compared with the $25.2 million in the same period of 1996. See Note 10 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the three and nine months ended September 30, 1997 and 1996.

Non-interest Expenses

Consolidated non-interest expenses were $1,111.3 million in the third quarter of 1997, an increase of 7.6 percent from the third quarter of 1996. For the first nine months of 1997, non-interest expenses increased $285.8 million, or 9.6 percent, over the same period of 1996. Prior year non-interest expenses include a $19.0 million charge recorded in the third quarter of 1996 related to recapitalization of the SAIF. Excluding the SAIF charge, increases in non-interest expenses for the three and nine months ended September 30, 1997 over the comparable periods of 1996 primarily reflect increased operating expenses and one-time charges related to acquisitions.

CONSOLIDATED BALANCE SHEET ANALYSIS

At September 30, 1997, earning assets were $73.1 billion, an increase of
7.1 percent from $68.2 billion at December 31, 1996. This increase was primarily due to a 17.0 percent increase in total investment securities and a 6.0 percent increase in loans due to acquisitions.

At September 30, 1997, interest-bearing liabilities totaled $59.2 billion, a 4.7 percent increase from $56.5 billion at December 31, 1996. The increase was primarily due to increases in interest-bearing deposits due to acquisitions and an increase in short-term borrowings, partially offset by a decrease in long-term debt.

Credit Quality

The major categories of loans and leases are included in Note 4 to the unaudited consolidated financial statements for the quarter ended
September 30, 1997.

At September 30, 1997, the allowance for credit losses totaled $1,196.4 million, or 2.87 percent of loans and leases outstanding. Comparable amounts were $1,033.8 million, or 2.58 percent, at September 30, 1996, and $1,040.8 million, or 2.64 percent, at December 31, 1996. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 341.1 percent at September 30, 1997, compared with
292.9 percent at September 30, 1996 and 335.0 percent at December 31, 1996.

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

The allocation of the allowance for credit losses to major categories of loans at September 30, 1997 and December 31, 1996 was:

				   September 30,          December 31,
					   1997                  1996

Commercial ....................        $  190.9                 208.6
Consumer ......................           410.7                 285.7
Real estate ...................           172.7                 150.3
Foreign .......................            43.1                  32.3
Unallocated ...................           379.0                 363.9
   Total ......................        $1,196.4               1,040.8


Non-performing assets and 90-day past due loans and leases totaled $350.7 million, or 0.41 percent of total assets, at September 30, 1997, compared with $352.9 million, or 0.45 percent, at September 30, 1996, and $310.7 million, or 0.39 percent, at December 31, 1996.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest and Rocky Mountain regions of the country. Distribution of average loans by region during the first nine months of 1997 was approximately 62 percent in the North Central Midwest, seven percent in the South Central Midwest and 31 percent in the Rocky Mountain/Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the United States. The five states with the highest originations year to date in 1997 are: California $7.0 billion; Minnesota $2.1 billion; Texas $1.9 billion; Illinois $1.8 billion; and Washington $1.8 billion. The originations in these five states comprise approximately 37.5 percent of total originations in 1997. The five largest states in the servicing portfolio include:
California $39.0 billion; Minnesota $11.3 billion; Texas $9.8 billion; New York $9.3 billion; and New Jersey $8.5 billion. These five states comprise approximately 39 percent of the total servicing portfolio at September 30, 1997.

Norwest Financial engages in consumer finance activities in 48 states, all 10 Canadian provinces, the Caribbean, Central America, Saipan and Guam. The five states with the largest consumer finance receivables are:
California $708.7 million; Illinois $269.4 million; Texas $239.3 million; Ohio $238.6 million; and Florida $238.4 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.3 billion and $606.8 million, respectively, at September 30, 1997. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 44 percent of total consumer finance receivables at September 30, 1997.

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

Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

					 September 30,       December 31,
						 1997               1996

Tier 1 capital.........................       $ 5,311              4,716
Tier 1 and Tier 2 capital..............         6,420              5,692
Total risk adjusted assets.............        58,485             54,638
Tier 1 capital ratio...................          9.08%              8.63
Total capital to risk adjusted assets..         10.98%             10.42
Leverage ratio.........................          6.60%              6.15

The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 34.1 percent for the third quarter of 1997, compared with 35.5 percent for the third quarter of 1996. In October, 1997 the board of directors approved an increase in the corporation's quarterly common stock dividend to 16.5 cents per share from 15 cents. The dividend is payable on December 1, 1997, to common stockholders of record on November 7, 1997.


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which establishes new standards for calculating and presenting earnings per share disclosures. The corporation will be required to adopt the provisions of FAS 128 at year-end 1997. Under FAS 128, basic and diluted earnings per share for the quarters and nine months ended September 30 were:

				  Quarter               Nine Months
In millions                    1997      1996          1997     1996

Net income.................. $341.6     289.0        $994.9    845.8
Less dividends accrued
  on preferred stock........   (4.4)     (4.4)        (13.3)   (13.3)
Income available to common
  stockholders.............. $337.2     284.6         981.6    832.5

Weighted average common
  shares outstanding........  749.3     741.3         748.0    729.5
Adjustments for dilutive
  securities:
Assumed exercise of
  outstanding stock options.   14.1      11.4          15.5     10.7
Diluted common shares.......  763.4     752.7         763.5    740.2

Earnings per common share:
  Basic..................... $ 0.45      0.38          1.31     1.14
  Diluted...................   0.44      0.37          1.29     1.12

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

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

					   Quarter Ended September 30,
In millions, except ratios               1997                       1996
				       Interest  Average           Interest  Average
			      Average  Income/   Yields/  Average  Income/   Yields/
			      Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments .... $   619   $   8.9     5.76%  $  629    $  9.6    5.97%
Trading account securities ..     741      13.3     7.14      365       6.3    6.95

Investment securities
  available for sale
  U.S. Treasury & federal
    agencies ................   2,262      32.4     5.76    1,419      22.7    6.36
  State, municipal and
    housing tax-exempt ......   1,454      29.3     8.43      898      19.7    8.97
  Mortgage-backed ...........  14,295     262.4     7.48   14,088     263.7    7.45
  Other .....................     976      11.8     6.39    1,135      12.3    6.12
    Total investment
       securities available
       for sale .............  18,987     335.9     7.30   17,540     318.4    7.38

Other securities held for
    investment ..............     720       6.9     3.89      864       8.7    4.05

    Total investment
       securities ...........  19,707     342.8     7.17   18,404     327.1    7.22

Loans held for sale .........   2,874      56.2     7.76    2,493      48.6    7.77
Mortgages held for sale .....   6,980     128.5     7.36    6,385     125.1    7.84
Loans and leases
  (net of unearned discount)
  Commercial ................  13,350     312.8     9.30   12,839     296.4    9.19
  Real estate ...............  15,071     369.8     9.79   14,225     342.4    9.61
  Consumer ..................  12,374     472.2    15.22   12,367     463.5   14.96
    Total loans and leases ..  40,795   1,154.8    11.27   39,431   1,102.3   11.15
  Allowance for credit losses  (1,118)                     (1,034)
    Net loans and leases ....  39,677                      38,397

    Total earning assets
    (before the allowance for
    credit losses) ..........  71,716   1,704.5     9.55   67,707   1,619.0    9.59

Cash and due from banks .....   3,553                       3,503
Other assets ................   8,584                       7,663
  Total assets .............. $82,735                     $77,839

(Continued on page 30)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 29)

					Quarter Ended September 30,
In millions, except ratios               1997                       1996
				       Interest  Average           Interest  Average
			      Average  Income/   Yields/  Average  Income/   Yields/
			      Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $14,351    $    -       -%  $12,499    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..   9,472      38.6    1.62     7,634      32.9    1.72
  Money market accounts .....  10,851      85.3    3.12    10,910      88.6    3.23
  Savings certificates ......  12,884     176.5    5.44    12,696     172.9    5.42
  Certificates of deposit
    and other time ..........   3,424      50.0    5.78     2,940      41.3    5.58
  Foreign time ..............     883      10.3    4.65       365       4.0    4.38
Total interest-bearing
      deposits ..............  37,514     360.7    3.81    34,545     339.7    3.91
Federal funds purchased
  repurchase agreements .....   3,180      41.1    5.13     2,647      33.5    5.03
Short-term borrowings .......   4,962      70.9    5.66     6,178      84.3    5.43
Long-term debt ..............  12,510     197.6    6.32    13,409     205.9    6.14

Total interest-bearing
      liabilities ...........  58,166     670.3    4.58    56,779     663.4    4.66


Other liabilities ...........   3,626                       2,814
Preferred stock .............     187                         188
Common stockholders' equity .   6,405                       5,559
    Total liabilities and
      stockholders' equity .. $82,735                     $77,839

  Net interest income
    (tax-equivalent basis) ..          $1,034.2                      $955.6

  Yield spread ..............                      4.97                        4.93

  Net interest margin .......                      5.81                        5.66

  Interest-bearing liabilities
    to earning assets .......                     81.11                       83.86


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

				      Nine Months Ended September 30,
In millions, except ratios               1997                       1996
				       Interest  Average           Interest  Average
			      Average  Income/   Yields/  Average  Income/   Yields/
			      Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments .... $   964   $  39.4     5.47%  $  659    $ 27.4    5.54%
Trading account securities ..     536      29.1     7.24      420      20.6    6.58

Investment securities
  available for sale
  U.S. Treasury & federal
    agencies ................   2,728     128.9     6.29    1,255      59.8    6.37
  State, municipal and
    housing tax-exempt ......   1,287      80.8     8.66      872      57.5    9.08
  Mortgage-backed ...........  14,395     797.4     7.44   13,319     736.9    7.39
  Other .....................   1,057      35.9     6.17    1,093      35.2    6.44
    Total investment
       securities available
       for sale .............  19,467   1,043.0     7.31   16,539     889.4    7.36

Other securities held for
    investment ..............     726      21.0     3.87      833      27.6    4.42

    Total investment
       securities ...........  20,193   1,064.0     7.18   17,372     917.0    7.21

Loans held for sale .........   2,880     168.3     7.82    2,966     201.8    9.09
Mortgages held for sale .....   5,957     324.0     7.25    6,629     366.8    7.38
Loans and leases
  (net of unearned discount)
  Commercial ................  13,364     917.5     9.18   12,622     863.7    9.14
  Real estate ...............  15,040   1,093.4     9.70   13,588     989.9    9.72
  Consumer ..................  11,927   1,358.4    15.20   11,961   1,346.3   15.02
    Total loans and leases ..  40,331   3,369.3    11.16   38,171   3,199.9   11.19
  Allowance for credit losses  (1,084)                       (992)
    Net loans and leases ....  39,247                      37,179

    Total earning assets
    (before the allowance for
    credit losses) ..........  70,861   4,994.1     9.46   66,217   4,733.5    9.60

Cash and due from banks .....   3,571                       3,562
Other assets ................   8,449                       6,839
  Total assets .............. $81,797                     $75,626


(Continued on page 32)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 31)

				      Nine Months Ended September 30,
In millions, except ratios               1997                       1996
				       Interest  Average           Interest  Average
			      Average  Income/   Yields/  Average  Income/   Yields/
			      Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $13,637    $    -       -%  $11,866    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..   9,490     116.7    1.64     6,356      83.1    1.75
  Money market accounts .....  10,647     258.7    3.25    11,441     260.1    3.04
  Savings certificates ......  13,054     529.7    5.43    12,288     502.3    5.46
  Certificates of deposit
    and other time ..........   3,425     146.2    5.70     2,741     116.0    5.65
  Foreign time ..............     728      24.1    4.43       403      14.4    4.77
Total interest-bearing
      deposits ..............  37,344   1,075.4    3.85    33,229     975.9    3.92
Federal funds purchased
  repurchase agreements .....   3,161     117.5    4.97     2,985     112.4    5.03
Short-term borrowings .......   5,092     209.6    5.50     5,708     232.8    5.45
Long-term debt ..............  12,395     578.6    6.22    13,791     634.0    6.13

Total interest-bearing
      liabilities ...........  57,992   1,981.1    4.56    55,713   1,955.1    4.68


Other liabilities ...........   3,839                       2,514
Preferred stock .............     188                         189
Common stockholders' equity .   6,141                       5,344
    Total liabilities and
      stockholders' equity .. $81,797                     $75,626

  Net interest income
    (tax-equivalent basis) ..          $3,013.0                    $2,778.4

  Yield spread ..............                      4.90                        4.92

  Net interest margin .......                      5.71                        5.63

  Interest-bearing liabilities
    to earning assets .......                     81.84                       84.14




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

     3(i). By-Laws (as amended effective September 23, 1997), incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated October 10, 1997.

     4(a).   See 3(a) through 3(i) of this Item.

     4(b). Rights Agreement dated as of November 22, 1988 between the corporation and Citibank, N.A., incorporated by reference to Exhibit 1 to the corporation's Form 8-A dated November 6, 1988 and Certificate of Adjustment pursuant to Section 16 of the Rights Agreement incorporated by reference to Exhibit 5 to the corporation's Form 8-A/A dated October 14, 1997.

     4(c). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

     10(a).  Long-Term Incentive Compensation Plan Amendment effective
	     July 22, 1997.                                                 36

     10(b).  Employees' Deferred Compensation Plan (as amended effective
	     August 1, 1997).                                               37

     10(c).  Elective Deferred Compensation Plan for Mortgage Banking
	     Executives (as amended effective August 1, 1997).              45

     11.     Computation of Earnings Per Share.                             51

     12(a).  Computation of Ratio of Earnings to Fixed Charges.             53

     12(b).  Computation of Ratio of Earnings to Fixed Charges
	     and Preferred Stock Dividends.                                 54

Stockholders may obtain a copy of any Exhibit, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated July 14, 1997, reporting consolidated operating results of the corporation for the quarter ended June 30, 1997.

				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					    NORWEST CORPORATION


November 13, 1997                           By /s/ Michael A. Graf
					    Senior Vice President
					    and Corporate Controller
					    (Chief Accounting Officer)