Form 10-K
period 1997-12-31
NORWEST CORP
filed 1998-02-27
CIK 72971

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On January 30, 1998, 758,022,040 shares of common stock were outstanding having an aggregate market value, based upon a closing price of $38.75 per share, of $29,373.4 million. At that date, the aggregate market value of the voting stock held by non-affiliates was in excess of $26,508.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the corporation's Notice of Annual Meeting and Proxy Statement for the annual meeting of stockholders to be held April 28, 1998, are incorporated by reference into Part III.

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

At December 31, 1997, the corporation and its subsidiaries employed 57,036 persons, and had consolidated total assets of $88.5 billion, total deposits of $55.5 billion, and total stockholders' equity of $7.0 billion. Based on total assets at December 31, 1997, the corporation was the 11th largest bank holding company in the United States.

The corporation provides to its subsidiaries various services, including strategic planning, asset and liability management, investment administration and portfolio planning, tax planning, new product and business development, advertising, administration and internal auditing, employee benefits and payroll management. In addition, the corporation provides funds to its subsidiaries. The corporation derives substantially all its income from investments in and advances to its subsidiaries and service fees received from its subsidiaries.

The Financial Review, which begins on page 17 in the Appendix, discusses developments in the corporation's businesses during 1997 and provides financial and statistical data relative to the business and operations of the corporation. A brief description of the primary business lines of the corporation follows. Refer to Note 16 of the corporation's consolidated financial statements for financial information about the corporation's business segments.

BANKING

As of February 1, 1998, the corporation's 37 subsidiary banks, located in 16 states with 930 locations, offer diversified financial services including retail, commercial and corporate banking, equipment leasing, trust services and mortgage-backed securities servicing; and their affiliates offer insurance, securities brokerage, investment banking and venture capital investment. Investment services are provided to customers by Norwest Investment Services, Inc., a registered broker/dealer and a registered investment adviser, which operates in 18 states with 366 offices, primarily in banking locations. Norwest Insurance, Inc. and its subsidiaries operate insurance agencies in ten states with 44 offices offering commercial and personal coverages to customers.
Norwest Insurance, Inc. is the 14th largest agency in the United States and the largest agency owned by a bank holding company. A subsidiary of the corporation operates one of the nation's top five crop insurance managing general agencies. There are also three insurance companies that are owned by bank affiliates and three other insurance companies that are owned directly or indirectly by the corporation that reinsure credit-related insurance products for the corporation's affiliates.

Norwest Bank Minnesota, N.A. is the largest bank in the group with total assets of $20.4 billion at December 31, 1997. Ten other banks in the group exceeded $2.0 billion in total assets: Norwest Bank Colorado, N.A. ($8.5 billion), Norwest Bank Texas, N.A. ($8.3 billion); Norwest Bank Iowa, N.A. ($5.5 billion), Norwest Bank Arizona, N.A. ($4.2 billion), Norwest Bank South Dakota, N.A. ($4.1 billion), Norwest Bank Nevada, N.A. ($3.4 billion), Norwest Bank Wyoming, N.A. ($2.9 billion), Norwest Bank Indiana, N.A. ($2.4 billion), Norwest Bank New Mexico, N.A. ($2.4 billion) and Norwest Bank Nebraska, N.A. ($2.2 billion).

Norwest Venture Capital consists of a group of five affiliated companies engaged in making and managing investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. During 1997, Norwest Venture Capital made new investments of $172 million. Norwest Venture Capital's investments typically range from $1,500,000 to $15,000,000; however, larger sums may be invested in a single company, sometimes through syndication with other venture capitalists. Most Norwest Venture Capital emerging growth company clients are engaged in technology-related businesses, such as computer software, telecommunications, medical products, health care delivery and industrial automation. Remaining clients are engaged in non-technology businesses, such as specialty retailing and consumer-related businesses. Financing of management buy-outs is done for a variety of businesses.

MORTGAGE BANKING

Norwest Mortgage is the largest mortgage banking enterprise in the United States in terms of both originations and servicing. Subsidiaries of the corporation originate and purchase residential first mortgage loans for sale to various investors and provide servicing of mortgage loans for others. Income is primarily earned from origination and other loan production fees, loan servicing fees, interest on mortgages held for sale, and the sale of mortgages and servicing rights. Through a network of 727 stores, Norwest Mortgage offers a wide range of FHA, VA and conventional loan programs to customers in all 50 states. Approximately 28.5 percent of the mortgages are FHA and VA mortgages guaranteed by the federal government and sold as GNMA securities. In 1997 Norwest Mortgage funded $55.3 billion of mortgages, with the average loan being approximately $124,000. This compares with $51.5 billion of fundings in 1996 and $33.9 billion in 1995. The five states with the highest originations in 1997 were: California $10.1 billion; Minnesota $3.0 billion; Texas $2.7 billion; Illinois $2.6 billion; and New Jersey $2.5 billion. The originations in these five states comprise approximately 37.9 percent of total originations in 1997. As of December 31, 1997, the mortgage servicing portfolio totaled $205.8 billion with a weighted average coupon of 7.75 percent, as compared with $179.7 billion and 7.77 percent, respectively, at December 31, 1996. The five highest states in servicing as of December 31, 1997 were: California $39.8 billion; Minnesota $11.8 billion; Texas $10.3 billion; New York $9.6 billion; and New Jersey $8.9 billion. Loans from these five states comprise approximately 39.0 percent of the total servicing portfolio at year-end 1997.

CONSUMER FINANCE

Norwest Financial consists of Norwest Financial Services, Inc. and its subsidiaries and Island Finance, a group of eight companies operating in the Caribbean and Central America. Norwest Financial provides consumer and automobile finance products and services through 1,447 stores in 48 states, Guam, Saipan, all ten Canadian provinces, the Caribbean and Latin America. Consumer finance activities include providing direct installment loans to individuals, purchasing open- or closed-end sales finance contracts, providing private label and other lease and accounts receivables services and providing other related products and services. Such products are generally repayable in monthly installments for periods of 180 months or less. Automobile finance activities generally include making loans to individuals secured by automobiles and purchasing closed-end sales finance contracts from automobile dealers. Automobile finance products are generally repayable in monthly installments for periods of 60 months or less.

At December 31, 1997, consumer finance receivables accounted for 95 percent of Norwest Financial's total receivables. Direct installment loans to individuals constitute the largest portion of the consumer finance business and, in addition, sales finance contracts are purchased from retailers. The five states with the largest consumer finance receivables are: California $696.8 million; Illinois $291.7 million; Ohio $253.9 million; Florida $237.6 million; and Texas $224.5 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.4 billion and $617.8 million, respectively, at December 31, 1997. The consumer finance receivables in Puerto Rico, Canada, and the five states listed above comprise approximately 44.0 percent of total consumer finance receivables at year-end 1997. The average installment loan made during 1997 was approximately $3,000, while sales finance contracts purchased during the year averaged approximately $1,600. Comparable amounts in 1996 were $2,700 and $1,100, respectively.

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

Norwest Financial Information Services Group, Inc. (NFISG) operates an on-line, real-time information processing and communications system which connects, over leased telecommunication facilities, equipment located in branch offices to the computer center in Norwest Financial's home office. Branch employees use the computer to process loans and payments, to write checks and to perform bookkeeping functions. In addition, as of December 31, 1997, NFISG had contracts to supply information services to 26 non-affiliated finance companies. On that date, approximately 3,000 offices were being served and 6.3 million accounts were being maintained on the system.

ACQUISITIONS

The corporation expands its businesses in part by acquiring banking institutions and other companies engaged in activities closely related to banking. See Note 2 of the corporation's consolidated financial statements beginning on page 38 in the Appendix regarding acquisitions by the corporation since 1995.

The acquisition of banking institutions and other companies by the corporation is generally subject to the prior approval of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) and may be subject to the prior approval of other federal and state regulatory authorities. Under the interstate banking provisions of the Reigle-Neal Interstate Banking and Branching Act of 1994 (the Reigle-Neal Act), which became effective September 29, 1995, the corporation is permitted to acquire banks in any state subject to the prior approval of the Federal Reserve Board, certain limited conditions that a state may impose and deposit concentration limits of 10 percent nationwide and 30 percent in any one state, unless the acquisition is the initial entry of a banking institution into that state. Effective June 1, 1997, under the interstate branching provisions of the Reigle-Neal Act, banking subsidiaries of the corporation were permitted to acquire directly a banking institution located in a state other than the state in which the acquiring bank is located (interstate bank merger) through merger, consolidation or purchase of assets and assumption of liabilities, unless the state in which either of the banks is located has enacted a law opting out of the interstate branching provisions of the Reigle-Neal Act. The state of Texas has opted out of the Reigle-Neal Act and the state of Montana has opted out until at least the year 2000. Interstate bank mergers are subject to the prior approval of the applicable federal and state regulatory authorities, and may be subject to certain limited conditions that a state may impose and the deposit concentration limits outlined above.

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

COMPETITION

Legislative and regulatory changes coupled with technological advances have significantly increased competition in the financial services industry. The corporation's banking and financial services subsidiaries compete with other financial services providers, such as commercial banks and financial institutions, including savings and loan associations, credit unions, finance companies, mortgage banking companies and mutual funds. In addition, the corporation's subsidiaries compete with non-banking institutions such as brokerage houses and insurance companies, as well as financial services subsidiaries of commercial and manufacturing companies. Many of these competitors are not subject to the same regulatory restrictions as banks and bank holding companies.

GOVERNMENT POLICIES, SUPERVISION AND REGULATION

GENERAL

As a bank holding company, the corporation is subject to the supervision and examination by the Federal Reserve Board under the BHC Act. The corporation's national banking subsidiaries are regulated by the Office of the Comptroller of the Currency (OCC) while its state-chartered banking subsidiaries are regulated primarily by the Federal Deposit Insurance Corporation (FDIC) or the Federal Reserve Board and applicable state banking agencies. The deposits of the corporation's banking subsidiaries are primarily insured by the Bank Insurance Fund (BIF), subjecting such subsidiaries to FDIC regulation. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board affecting the money supply and credit availability.

The corporation has other financial services subsidiaries that are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. For example, the corporation's brokerage subsidiary is subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators. The corporation's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries of the corporation are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

DIVIDEND RESTRICTIONS

Various federal and state statutes and regulations limit the amount of dividends the banking and other subsidiaries may pay to the corporation without regulatory approval. Refer to Note 19 of the corporation's consolidated financial statements beginning on page 67 in the Appendix for additional information.

HOLDING COMPANY STRUCTURE

The corporation is a legal entity separate and distinct from its banking and non-banking subsidiaries. Accordingly, the right of the corporation, and thus the right of the corporation's creditors, to participate in any distribution of the assets or earnings of any subsidiary, other than in its capacity as a creditor of the subsidiary, is subject to the prior payment of claims of creditors of such subsidiary. The principal sources of the corporation's revenues are dividends and fees from its subsidiaries.

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

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) is eight percent. At least half of the total capital is to be comprised of common stock, minority interests in subsidiaries and noncumulative perpetual preferred stock (Tier 1 capital). The remainder (Tier 2 capital) may consist of hybrid capital instruments, perpetual stock, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of the allowance for credit losses. Additionally, the risk-based capital guidelines specify that all intangibles, including core deposit intangibles, as well as mortgage servicing rights (MSRs) and purchased credit card relationships (PCCRs), be deducted from Tier 1 capital. The guidelines, however, grandfather identifiable intangible assets (other than MSRs and PCCRs) acquired on or before February 19, 1992, and permit the inclusion of readily marketable MSRs and PCCRs in Tier 1 capital to the extent that (i) MSRs and PCCRs do not exceed 50 percent of Tier 1 capital and (ii) PCCRs do not exceed 25 percent of Tier 1 capital.
For such purposes, MSRs and PCCRs each are included in Tier 1 capital only up to the lesser of (a) 90 percent of their fair market value (which must be determined quarterly) and (b) 100 percent of the remaining unamortized book value of such assets. The Federal Financial Institutions Examination Council, which includes all federal banking regulators, is currently evaluating a proposal which would permit inclusion of MSRs and PCCRs up to 100 percent of Tier 1 capital, and the corporation has received permission from the Federal Reserve System to determine its capital ratios under these proposed limitations.

In addition, the Federal Reserve Board has specified minimum "leverage ratio" (the ratio of Tier 1 capital to quarterly average total assets) guidelines for bank holding companies and state member banks. These guidelines provide for a minimum leverage ratio of three percent for bank holding companies and state member banks that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies and state member banks are required to maintain a leverage ratio of three percent plus an additional cushion of one to two percent. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital, less all intangibles, to total assets, less all intangibles. Each of the corporation's banking subsidiaries is also subject to capital requirements adopted by applicable regulatory agencies which are substantially similar to the foregoing. At December 31, 1997, the corporation's Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) to risk-adjusted assets ratios were 9.09 percent and 11.01 percent, respectively, and the corporation's leverage ratio was 6.63 percent. Neither the corporation nor any subsidiary bank has been advised by the appropriate federal regulatory agency of any specific leverage ratio applicable to it.

As a result of federal law enacted in 1991 that required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, each of the federal banking agencies has revised the risk-based capital guidelines described above to take into account the concentration of credit risk and risk of nontraditional activities. The Federal Reserve Board, the FDIC and the OCC adopted a rule that amended the capital standards to require banks to include changes in interest rates as a factor to be considered in evaluating the economic value of its capital. The agencies issued for comment a joint policy statement that described the process to be used to measure and assess the exposure of a bank's net economic value to changes in interest rates. In June 1996, these agencies elected not to pursue a standardized supervisory measure and explicit capital charge for interest rate risk. In supervising interest rate risk, the agencies intend to emphasize reliance on internal measures of risk, promotion of sound risk management practices and other means to identify those institutions that appear to be taking excessive risk. The corporation does not believe these revisions to the capital guidelines will materially impact its operations.

Effective January 1, 1998, federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity is defined to include trading activity of at least ten percent of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Trading activity is defined as the sum of a banking organization's trading assets and trading liabilities as reported in the most recent financial statements filed with the organization's primary federal bank regulator.
Federal bank regulators may apply the market risk measure to other banks and bank holding companies if the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of applicable risk-based capital ratios. The corporation has not historically engaged in significant trading activity, as defined.

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

Under applicable regulations, an FDIC-insured depository institution is defined to be well capitalized if it maintains a leverage ratio of at least five percent, a risk-adjusted Tier 1 capital ratio of at least six percent and a risk-adjusted total capital ratio of at least 10 percent, and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An insured depository institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An insured depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a risk-adjusted total capital ratio of less than six percent, risk-adjusted Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent, and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least two percent of total assets. An insured depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1997, all of the corporation's banking subsidiaries were classified as well capitalized.

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

Under other regulations promulgated under FDICIA, a bank cannot accept brokered deposits (that is, deposits obtained through a person engaged in the business of placing deposits with insured depository institutions or with interest rates significantly higher than prevailing market rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts, unless it provides certain notices to affected depositors. In addition, a bank that is adequately capitalized and that has not received a waiver from the FDIC may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. At December 31, 1997, all of the corporation's banking subsidiaries were not subject to these restrictions.

FDIC INSURANCE

The FDIC insures the deposits of the corporation's depository institution subsidiaries up to prescribed per depositor limits through the BIF, and the amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weakness which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

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

Effective January 1, 1997, all FDIC-insured depository institutions are also required to pay an assessment to provide funds for payment of interest on Financing Corporation (FICO) bonds. Until December 31, 1999 or when the last savings and loan association ceases to exist, whichever occurs first, institutions will pay approximately 1.3 cents per $100 of BIF-assessable deposits.

DEPOSITOR PREFERENCE

Under the Federal Deposit Insurance Act, claims of holders of domestic deposits and certain claims of administrative expenses and employee compensation against an FDIC-insured depository institution have priority over other general unsecured claims against the institution in the "liquidation or other resolution" of the institution by a receiver.

ITEM 2.  PROPERTIES

The corporation's Banking Group subsidiaries operate out of 930 banking locations, of which 593 are owned directly and 337 are leased from outside parties. Norwest Mortgage leases its headquarters in Des Moines, Iowa, servicing centers in Minneapolis, Minnesota; Phoenix, Arizona; Charlotte, North Carolina; and Springfield, Illinois, operations centers in Frederick, Maryland and St. Louis, Missouri and all mortgage production offices nationwide. In addition, Norwest Mortgage owns servicing centers located in Springfield, Ohio and Riverside, California. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all consumer finance branch locations. The corporation and Norwest Bank Minnesota, N.A. lease their offices in Minneapolis, Minnesota.

The accompanying Notes 6 and 13 to the corporation's consolidated financial statements on pages 43 and 55 in the Appendix contain additional information with respect to premises and equipment and commitments under non-cancelable leases for premises and equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The principal trading markets for the corporation's common equity are presented on the cover page of this Form 10-K. The high and low sales prices for the corporation's common stock for each quarter during the past two years and information regarding cash dividends is set forth on pages 46 through 48, 72, and 78 in the Appendix. The number of holders of record of the common stock and securities convertible into common stock of the corporation at January 30, 1998 were:

       Title of Class                                       Number of Holders
       --------------                                       -----------------
       6 3/4 % Convertible
       Subordinated Debentures Due 2003...............                4

       Common Stock, par value $1 2/3 per share.......           47,995

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data begins on page 72 in the Appendix.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis is presented beginning on page 17 in the Appendix and should be read in conjunction with the related financial statements and notes thereto included under Item 8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The discussion and analysis presented beginning on page 17 of the Appendix includes applicable disclosures pertaining to quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the corporation and its subsidiaries begin on page 30 in the Appendix. The report of independent certified public accountants on the corporation's consolidated financial statements is presented on page 70 in the Appendix.

Selected quarterly financial data is presented on pages 78 and 79 in the Appendix.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

      (3) MANAGEMENT CONTRACTS OR COMPENSATORY PLAN ARRANGEMENTS - See exhibits marked with an asterisk in Item 14(c) below.

      (b) REPORTS ON FORM 8-K

          The corporation filed a Current Report on Form 8-K, dated October 10, 1997, placing on file a description of its common stock reflecting the corporation's two-for-one stock split distributed in the form of a 100 percent stock dividend, and adjustments to the preferred share purchase rights as a result of the stock dividend. The corporation also filed amendments to its by-laws, effective September 23, 1997, to allow for the issuance and transfer of uncertificated shares of the corporation's stock.

          The corporation filed a Current Report on Form 8-K, dated October 13, 1997, reporting consolidated operating results of the corporation for the quarter ended September 30, 1997.

      (c) EXHIBITS

    3(a).  Restated Certificate of Incorporation, incorporated by reference to
           Exhibit 3(b) to the corporation's Current Report on Form 8-K dated June 28, 1993. Certificate of Amendment of Certificate of Incorporation of the corporation authorizing 4,000,000 shares of Preference Stock, incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated July 3, 1995. Certificate of Amendment of Certificate of Incorporation of the corporation increasing the authorized number of common shares to one billion shares, incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated June 3, 1997.

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

    3(i). By-Laws, incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated October 10, 1997.

    4(a).  See 3(a) through 3(i) of this Item.

    4(b). Rights Agreement, dated as of November 22, 1988, between the corporation and Citibank, N.A. incorporated by reference to Exhibit 1 to the corporation's Form 8-A, dated December 6, 1988, and Certificate of Adjustment pursuant to Section 12 of the Rights Agreement incorporated by reference to Exhibit 5 to the corporation's Form 8-A/A dated October 14, 1997.

    4(c). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

   *10(a). Long-Term Incentive Compensation Plan (including Form of Non-
           Qualified Stock Option Agreement and Form of Restricted Stock Agreement) /(1)/

   *10(b). Employees' Stock Deferral Plan /(1)/

   *10(c). Employees' Deferred Compensation Plan /(1)/

   *10(d). Elective Deferred Compensation Plan for Mortgage Banking Executives incorporated by reference to Exhibit 10(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

   *10(e). Performance Deferral Award Plan for Mortgage Banking Executives incorporated by reference to Exhibit 10(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

   *10(f). Executive Incentive Compensation Plan incorporated by reference to
           Exhibit 19(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Amendment to Executive Incentive Compensation Plan incorporated by reference to Exhibit 19(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

   *10(g). Performance-Based Compensation Policy for Covered Executive Officers incorporated by reference to Exhibit 10(a) to the corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   *10(h). Supplemental Savings Investment Plan /(1)/

   *10(i). Supplemental Pension Plan

   *10(j). Supplemental Long Term Disability Plan incorporated by reference to
           Exhibit 10(f) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long Term Disability Plan incorporated by reference to Exhibit 10(g) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

   *10(k). Executive Financial Counseling Plan incorporated by reference to
           Exhibit 10(f) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1987.

   *10(l). Deferred Compensation Plan for Non-Employee Directors incorporated by reference to Exhibit 10(i) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

   *10(m). Directors' Stock Deferral Plan /(1)/

   *10(n). Directors' Formula Stock Award Plan /(1)/

   *10(o). Retirement Plan for Non-Employee Directors incorporated by reference to Exhibit 10(j) to the corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

   *10(p). Agreement between the corporation and Lloyd P. Johnson dated March
           11, 1991, incorporated by reference to Exhibit 19(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

   *10(q). Agreement between the corporation and Richard M. Kovacevich dated
           March 18, 1991, incorporated by reference to Exhibit 19(e) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the corporation and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

   *10(r). Form of agreement between the corporation and 13 executive officers, including two directors, incorporated by reference to Exhibit 19(f) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the corporation and Richard M. Kovacevich incorporated by reference to Exhibit 10(b) to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

(1) As restated to reflect the two-for-one stock split in the form of a 100 percent stock dividend distributed on October 10, 1997.

Stockholders may obtain a copy of any Exhibit, in Item 14(c), upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 1998.

                                        Norwest Corporation
                                       (Registrant)

                                        By  /s/ RICHARD M. KOVACEVICH
                                            -------------------------
                                            Richard M. Kovacevich
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of February, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

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

Leslie S. Biller              Reatha Clark King
J. A. Blanchard III           Richard M. Kovacevich
David A. Christensen          Richard D. McCormick
Gerald J. Ford                Cynthia H. Milligan
Pierson M. Grieve             Benjamin F. Montoya
Charles M. Harper             Ian M. Rolland
William A. Hodder             Michael W. Wright


                                        By  /s/ RICHARD S. LEVITT
                                            ---------------------
                                            Richard S. Levitt
                                            Director and Attorney-in-Fact
                                            February 23, 1998

                                                                        Appendix



                     NORWEST CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Financial
                  Statements, Report of Independent Auditors
                          and Selected Financial Data

                      Forming a Part of the Annual Report
                             on Form 10-K for the
                         Year Ended December 31, 1997



                                   Contents
                                   --------

                                                                      Page
                                                                      ----

            Financial Review........................................    17

            Financial Statements....................................    30

            Independent Auditors' Report............................    70

            Management's Report.....................................    71

            Six-Year Consolidated Financial Summary.................    72

            Consolidated Average Balance Sheets
            and Related Yields and Rates............................    73

            Quarterly Condensed Consolidated Financial Information..    78

                               FINANCIAL REVIEW


This financial review should be read with the consolidated financial statements and accompanying notes presented on pages 30 through 69 and other information presented on pages 72 through 79.


EARNINGS PERFORMANCE

Norwest Corporation (the corporation) reported record net income of $1,351.0 million in 1997, an increase of 17.1 percent over earnings of $1,153.9 million in 1996, which were up 20.7 percent over the $956.0 million earned in 1995. Net income per diluted common share was $1.75 in 1997, compared with $1.54 in 1996 and $1.36 in 1995, an increase of 13.6 percent and 13.2 percent, respectively. Net income per common share amounts for periods prior to 1997 have been restated to reflect the two-for-one split of the corporation's common stock, effected in the form of a 100 percent stock dividend, distributed on October 10, 1997. Return on realized common equity was 22.1 percent and return on assets was 1.63 percent for 1997, compared with 21.9 percent and 1.51 percent, respectively, in 1996, and 22.3 percent and 1.44 percent, respectively, in 1995.

The 1996 results include a special pre-tax charge of $19.0 million on deposits insured by the Savings Association Insurance Fund (SAIF). This charge, based on legislation enacted by Congress to recapitalize SAIF, related to deposits of thrift institutions acquired by the corporation during 1996. Excluding the $19.0 million pre-tax charge, net operating earnings in 1996 were $1,165.7 million, or $1.55 per diluted common share. On an operating basis, return on realized common equity was 22.1 percent and return on assets was 1.52 percent for the year ended December 31, 1996.

The corporation previously included in its normal operating results a pre-tax charge of $23.5 million for savings and loan association deposits insured under SAIF which were acquired prior to 1996. Such charge was recorded in the third quarter of 1995 when the SAIF recapitalization legislation was first introduced in Congress.

Norwest Corporation and Subsidiaries
CONSOLIDATED INCOME SUMMARY

                                                                                                                             5 Year
                                                                                                                             Growth
In millions                                          1997   Change        1996    Change        1995        1994      1993   Rate
                                                 --------   ------    --------    ------    --------    --------  --------  -------

Interest income (tax-equivalent basis).......    $6,741.9     6.2%    $6,350.5     10.4%    $5,750.8    $4,422.7  $3,979.6    11.9%
Interest expense.............................     2,664.0     1.8      2,617.0      6.9      2,448.0     1,590.1   1,442.9    10.6
                                                 --------             --------              --------    --------  --------
 Net interest income.........................     4,077.9     9.2      3,733.5      13.0     3,302.8     2,832.6   2,536.7    12.8
Provision for credit losses..................       524.7    32.9        394.7      26.3       312.4       164.9     158.2    14.1
                                                 --------             --------              --------    --------  --------
 Net interest income after provision
   for credit losses.........................     3,553.2     6.4      3,338.8      11.7     2,990.4     2,667.7   2,378.5    12.6
Non-interest income..........................     2,962.3    15.5      2,564.6      38.8     1,848.2     1,638.3   1,585.0    18.4
Non-interest expenses........................     4,421.3     8.1      4,089.7      20.9     3,382.3     3,096.4   3,050.4    11.6
                                                 --------             --------              --------    --------  --------
 Income before income taxes..................     2,094.2    15.5      1,813.7      24.5     1,456.3     1,209.6     913.1    25.1
Income tax expense...........................       698.7    11.3        627.6      34.4       466.8       380.2     266.7    31.8
Tax-equivalent adjustment....................        44.5    38.2         32.2      (3.9)       33.5        29.0      33.3     3.3
                                                 --------             --------              --------    --------  --------
Net income...................................    $1,351.0    17.1%    $1,153.9      20.7%   $  956.0    $  800.4  $  613.1    23.5%
                                                 ========             ========              ========    ========  ========

ORGANIZATIONAL EARNINGS

Banking The Banking Group reported record earnings of $957.2 million in 1997,
23.3 percent over 1996 operating earnings of $776.4 million, which increased
28.9 percent over 1995 earnings of $602.2 million. The Banking Group earnings increases in 1997 and 1996 reflect a 6.1 percent and 7.3 percent growth in tax-equivalent net interest income, respectively, primarily due to increases in average earning assets and in net interest margin. The Banking Group's provision for credit losses was $176.2 million in 1997, compared with $146.7 million and $143.0 million in 1996 and 1995, respectively. The 1997 and 1996 increases in the provision for loan losses were due to higher net charge-offs. Non-interest income in the Banking Group increased 20.4 percent from 1996 due primarily to increases in fee-based revenue including trust, insurance, and other fees and service charges, and gains on sales of securities. The Banking Group non-interest income for 1996 increased 35.8 percent from 1995 due primarily to increases in venture capital gains and gains on sale of credit card receivables. Non-interest expenses for the Banking Group in 1997 were $2,889.4 million, or a
10.3 increase from 1996. This increase is due to increased operating expenses related to acquisitions. Excluding the previously discussed SAIF recapitalization charge, the Banking Group non-interest expenses increased 14.7 percent in 1996 from 1995 reflecting writedowns of goodwill and intangibles and additional operating expenses related to acquired companies, partially offset by reduced pension expense and FDIC insurance premiums.

The venture capital subsidiaries reported $190.9 million of net gains in 1997, compared with net gains of $256.4 million in 1996 and net gains of $102.1 million in 1995. Certain appreciated securities which comprised $8.1 million of the 1997 net venture gains were contributed to the Norwest Foundation. The contribution amount of such securities, which included the cost basis, was $8.4 million in 1997. Sales of venture capital securities generally relate to the timing of such holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $166.2 million at December 31, 1997 and $237.7 million at December 31, 1996.

Mortgage Banking Mortgage Banking earned a record $151.0 million in 1997, a 20.8 percent increase over the $125.0 million earned in 1996, which was 19.2 percent over the $104.9 million earned in 1995. The increases were principally due to increases in mortgage loan fundings and the servicing portfolio. Fundings were a record $55.3 billion in 1997, compared with $51.5 billion in 1996 and $33.9 billion in 1995. Increases in volume were attributable in part to the acquisition of certain assets of The Prudential Home Mortgage Company, Inc. in May 1996, including $47 billion of its mortgage servicing portfolio. The percentage of fundings attributed to mortgage loan refinancings was approximately 23.0 percent in 1997, compared with 22.0 percent in 1996 and 19.6 percent in 1995. The servicing portfolio increased to $205.8 billion at December 31, 1997, compared with $179.7 billion at December 31, 1996. The weighted average coupon was 7.75 percent at December 31, 1997, compared with 7.77 percent a year earlier. Total capitalized servicing amounted to $2.8 billion or 135 basis points of the mortgage servicing portfolio at December 31, 1997. Amortization of capitalized mortgage servicing rights was $444.3 million in 1997, compared with $300.6 million in 1996 and $139.6 million in 1995. Higher levels of amortization in 1997 and 1996 reflect increased balances of capitalized servicing associated with a larger servicing portfolio and increased assumed prepayments due to a lower interest rate environment. No mortgage servicing impairment provisions were recorded in 1997 or 1996, while $64.2 million was recorded in 1995. Combined gains on sales of mortgages and servicing rights were $89.8 million in 1997, compared with $70.5 million in 1996 and $57.1 million in 1995.


Norwest Financial Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $242.8 million in 1997, which includes $27.3 million in non-recurring pre-tax acquisition charges related to the acquisition of Fidelity Acceptance Corporation, an automobile finance company with $1.1 billion in receivables and 150 locations in 31 states and Guam. The non-recurring charges include $16.0 million pre-tax to conform Fidelity's credit policies with those of the corporation. Excluding the special acquisition charges, Norwest Financial's operating earnings were $260.6 million, down slightly from the $264.3 million earned in 1996 due to higher levels of provisions related to higher levels of loan charge-offs. Norwest Financial's earnings for 1996 increased 6.2 percent over the $248.9 million earned in 1995 primarily due to a 16.8 percent increase in tax-equivalent net interest income related to a 14.9 percent increase in average finance receivables. Tax-equivalent net interest income rose 9.4 percent in 1997, as average finance receivables increased 10.0 percent. The 1997 and 1996 increases in tax-equivalent net interest income and average receivables reflect internal growth as well as the Fidelity Acceptance acquisition in August 1997, and the May 1995 acquisition of ITT Financial Corporation's Island Finance business, with $1 billion in receivables in Puerto Rico, the Virgin Islands and elsewhere in the Caribbean. Net interest margin decreased 17 basis points in 1997, reflecting a narrowing of the yield spread on earning assets. Net interest margin increased 22 basis points in 1996 over 1995 due to an improvement in funding costs. The overall increases in net interest income were partially offset by higher provisions for credit losses. Norwest Financial provided $330.7 million for credit losses in 1997, compared with $247.1 million in 1996 and $170.8 million in 1995. Norwest Financial's non-interest expenses increased 9.4 and 15.5 percent in 1997 and 1996, respectively, primarily due to higher operating costs of acquired companies.

Norwest Corporation and Subsidiaries
Organizational Earnings*

In millions                                                             1997      1996      1995      1994      1993
                                                                    --------  --------  --------  --------  --------
Years Ended December 31,
-----------------------
Banking...........................................................  $  957.2     776.4     602.2     507.1     356.7
Mortgage Banking..................................................     151.0     125.0     104.9      70.8      56.3
Norwest Financial+................................................     242.8     264.3     248.9     222.5     200.1
                                                                    --------  --------  --------  --------  --------
Consolidated operating earnings before SAIF recapitalization......   1,351.0   1,165.7     956.0     800.4     613.1
SAIF recapitalization, net of income taxes........................        -      (11.8)        -         -         -
                                                                    --------  --------  --------  --------  --------
Net income........................................................  $1,351.0   1,153.9     956.0     800.4     613.1
                                                                    ========  ========  ========  ========  ========

*Earnings of the entities listed are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

+Norwest Financial had net operating earnings of $260.6 million in 1997 before a non-recurring acquisition charge of $17.8 million, net of income taxes.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on tax-exempt assets as if such income were fully taxable. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1997, tax-equivalent net interest income provided 57.9 percent of the corporation's tax-equivalent net revenues, compared with 59.3 percent in 1996 and 64.1 percent in 1995.

Total tax-equivalent net interest income was $4,077.9 million in 1997, a 9.2 percent increase over the $3,733.5 million reported in 1996. Growth in tax-equivalent net interest income over 1996 was primarily due to a 7.0 percent increase in average earning assets and an 11 basis point increase in net interest margin. The increase in average earning assets was primarily due to a
5.7 percent increase in average loans and leases and a 13.8 percent increase in average investment securities. The 1996 increase in tax-equivalent net interest income of 13.0 percent over the $3,302.8 million reported in 1995 was due to a
12.7 percent increase in average earning assets and a five basis point increase in net interest margin. Non-accrual and restructured loans reduced net interest income by $16.2 million in 1997, $17.8 million in 1996 and $11.7 million in 1995. Detailed analyses of net interest income appear on pages 73, 74 and 75 and a discussion of the corporation's asset and liability management process begins on page 25.

Net interest margin, the ratio of tax-equivalent net interest income divided by average earning assets, was 5.74 percent in 1997, 5.63 percent in 1996 and 5.58 percent in 1995. The increases in 1997 and 1996 were primarily due to improvements in funding costs, partially offset by a lower yield on average earning assets. Average loans and leases comprised 57.0 percent of average earning assets in 1997, compared with 57.7 percent in 1996 and 60.0 percent in 1995.

Provision for Credit Losses The provision for credit losses reflects management's judgment of the cost associated with credit risk inherent in the loan and lease portfolio. The consolidated provision for credit losses was $524.7 million in 1997, $394.7 million in 1996 and $312.4 million in 1995. The provision for credit losses was 1.29 percent of average loans and leases in 1997, compared with 1.02 percent in 1996 and 0.88 percent in 1995. The 1997 provision for credit losses includes $16.0 million, or 0.04 percent, of one-time provision related to the acquisition of Fidelity Acceptance Corporation. Excluding the special acquisition charge, the provision for credit losses was higher in 1997 compared with 1996 as well as in 1996 compared with 1995 due to higher net charge-offs and loan growth.

Net charge-offs were $499.7 million in 1997, $382.4 million in 1996 and $304.2 million in 1995. The net charge-off ratio, the ratio of net charge-offs as a percent of average loans and leases, was 1.23 percent in 1997, compared with
0.99 percent in 1996 and 0.86 percent in 1995. The increases in net charge-offs in 1997 and 1996 were due principally to higher levels of charge-offs in regions which have had acquisitions and higher consumer credit charge-offs. Excluding net charge-offs relating to Fidelity Acceptance, the corporation's total net charge-offs as a percent of average loans and leases was 1.15 percent.

The net charge-off ratio for Norwest Financial was 3.72 percent in 1997, compared with 3.24 percent in 1996 and 2.52 percent in 1995. Norwest Card Services' net charge-off ratio was 5.23 percent in 1997 compared with 4.23 percent in 1996 and 4.77 percent in 1995 (excluding credit card portfolios classified as held for sale in 1995). The higher consumer loan net credit losses reflect, in part, growth in the overall portfolio, including the acquisition of Fidelity Acceptance in 1997. Fidelity Acceptance, as a subprime automobile lender, originates loans and purchases sales finance contracts secured by automobiles which generally have higher charge-off rates.

Non-interest Income Non-interest income is a significant source of the corporation's revenue, representing 42.1 percent of tax-equivalent net revenues in 1997, compared with 40.7 percent in 1996 and 35.9 percent in 1995. Consolidated non-interest income was $2,962.3 million in 1997, an increase of
15.5 percent over $2,564.6 million recorded in 1996. Non-interest income includes net investment securities gains of $37.9 million in 1997 and losses of $46.8 million in 1996. Proceeds from sales of securities in 1996 provided opportunities for the corporation to reinvest at more attractive yields. Contributing to the 1997 increase in non-interest income was growth in fee-based revenues, including trust, mortgage banking, insurance and other fees and service charges.

The increases in trust fees and service charges reflect overall increases in business activity, including acquisitions, and marketing efforts. Mortgage banking revenues increased $54.0 million from 1996 due to increased levels of origination and other closing fees resulting from higher mortgage loan funding levels. Servicing fees, essentially unchanged from 1996, are expected to increase as the servicing portfolio grows through retention of servicing and through acquisitions. Mortgage banking revenue derived from sales of servicing and future sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. The increase in insurance fees is attributed to a higher volume of commissions on sales of crop and credit life insurance.

The corporation's trading revenue totaled $78.6 million in 1997, compared with $35.3 million in 1996 and $39.9 million in 1995. Trading activities are conducted within the risk limits established by the Asset and Liability Management Committee to satisfy the investment and risk management needs of customers and those of the corporation. The table in Note 14 to the consolidated financial statements on page 57 provides a summary of the corporation's trading revenues in the principal markets in which the corporation participates.

Consolidated non-interest income increased 38.8 percent in 1996 from $1,848.2 million in 1995, primarily due to higher trust fees, service charges on deposit accounts, insurance, mortgage banking revenues, net venture capital gains and gains on the disposition of credit card receivables held for sale. The increases in various fee-based services related to growth in consumer-related lending activities and other marketing initiatives.

Non-interest Expenses Consolidated non-interest expenses increased 8.1 percent in 1997 to $4,421.3 million. The change in non-interest expenses reflects increased operating expenses associated with acquisitions and certain one-time acquisition charges related to completed 1997 transactions.

Personnel expenses increased $263.8 million in 1997, primarily attributable to salaries expense. Changes in personnel expenses by business segment for 1997 included an increase of 14.8 percent for the Banking Group, an increase of 6.0 percent for Mortgage Banking, and an increase of 16.2 percent for Norwest Financial. Normalized for acquisitions, personnel expenses increased 7.6 percent for the Banking Group and 10.7 percent for Norwest Financial and remained essentially unchanged for Mortgage Banking.

Of the 1997 increases of $9.9 million in communication expenses, $13.7 million in equipment rentals, depreciation and maintenance, and $10.0 million in net occupancy expenses, the Banking Group contributed $9.8 million, $13.8 million and $10.2 million, respectively, and Norwest Financial contributed $7.3 million, $6.2 million and $5.9 million, respectively; Mortgage Banking incurred lower expenses of $7.2 million, $6.3 million and $6.1 million, respectively, in each expense category. Increases in the Banking Group and Norwest Financial are attributable in part to acquisition activity; Mortgage Banking decreases are primarily related to the consolidation of certain operations acquired from Prudential Home Mortgage.

Consolidated non-interest expenses increased 20.9 percent in 1996 to $4,089.7 million from 1995, reflecting increased operating expenses associated with acquisitions and certain one-time acquisition charges related to completed 1996 transactions, the non-recurring charge related to recapitalization of SAIF and writedowns of goodwill and other intangibles of $151.0 million before taxes, partially offset by reduced pension benefits expense of $53.2 million due to changes in pension assumptions.

Changes in personnel expenses by business segment for 1996 include an increase of 14.0 percent for the Banking Group, an increase of 37.5 percent for Mortgage Banking, and an increase of 15.9 percent for Norwest Financial. Normalized for acquisitions, personnel expenses increased 8.0 percent for the Banking Group,
23.6 percent for Mortgage Banking and 10.2 percent for Norwest Financial.

Of the 1996 increases of $60.2 million in communication expenses, $55.0 million in equipment rentals, depreciation and maintenance, and $61.9 million in net occupancy expenses, the Banking Group contributed $33.3 million, $36.9 million and $40.8 million, respectively, and Mortgage Banking contributed $20.7 million, $15.8 million and $16.1 million, respectively. In addition to the Prudential Home Mortgage acquisition, increases in Mortgage Banking reflect higher levels of origination and servicing volume.

Income Taxes The corporation's income tax planning is based upon the goal of maximizing long-term, after-tax profitability. The effective income tax rate was
34.1 percent in 1997, compared with 35.2 percent in 1996 and 32.8 percent in 1995. For more information on income taxes, see Note 12 to the consolidated financial statements on page 54.

CONSOLIDATED BALANCE SHEET ANALYSIS

Earning Assets At December 31, 1997, earning assets were $75.0 billion, compared with $68.2 billion at December 31, 1996. This increase was primarily due to a $1.8 billion increase in total investment securities, a $3.1 billion increase in loans and leases and a $2.5 billion increase in mortgages held for sale.

Average earning assets were $71.5 billion in 1997, an increase of 7.0 percent over 1996. This increase is primarily due to a 5.7 percent increase in average loans and leases and a 13.8 percent increase in average total investment securities.

Leverage, the ratio of average assets to average total stockholders' equity, was
12.7 times during 1997, compared with 13.5 times during 1996. The change from 1996 is due to a 15.6 percent increase in average stockholders' equity, partially offset by an 8.0 percent increase in average assets.

In Note 18 to the consolidated financial statements beginning on page 65, the corporation has disclosed the estimated fair values of all on- and off-balance sheet financial instruments and certain non-financial instruments in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." At December 31, 1997, the excess of fair value of net financial instruments over the carrying value of such instruments was $993.5 million, compared with $489.5 million at December 31, 1996.

Credit Risk Management Credit risk management includes pricing loans to cover anticipated future credit losses, funding and servicing costs and to allow for a profit margin. Loans and leases by type appear in Note 5 to the consolidated financial statements on page 42. The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector. The corporation's credit risk management policies and activities as well as the geographical diversification of the corporation's Banking Group (including Norwest Card Services), Mortgage Banking, and Norwest Financial help mitigate the credit risk in their respective portfolios. The corporation's Banking Group operates in 16 states, largely in the Midwest, Southwest, and Western/Rocky Mountain regions of the country. Distribution of average loans by region in 1997 was approximately 50.1 percent in the Midwest, 28.0 percent in the Western/Rocky Mountain region and 21.9 percent in the Southwest region. Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the United States. The five states with the highest originations in 1997 are: California, $10.1 billion; Minnesota, $3.0 billion; Texas, $2.7 billion; Illinois, $2.6 billion; and New Jersey, $2.5 billion. The originations in these five states comprise approximately 37.9 percent of total originations in 1997. The five states representing the highest level of servicing include: California, $39.8 billion; Minnesota, $11.8 billion; Texas, $10.3 billion; New York, $9.6 billion; and New Jersey, $8.9 billion. These five states comprise approximately 39.0 percent of the total servicing portfolio at December 31, 1997.

Norwest Financial engages in consumer finance activities in 48 states, all 10 Canadian provinces, the Caribbean, Central America, Saipan and Guam. The five states with the largest consumer finance receivables are: California, $696.8 million; Illinois, $291.7 million; Ohio, $253.9 million; Florida, $237.6 million; and Texas, $224.5 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.4 billion and $617.8 million, respectively, at December 31, 1997. The consumer finance receivables in the five states listed above, Puerto Rico and Canada comprise approximately 44.0 percent of total consumer finance receivables at December 31, 1997.

With respect to credit card receivables, approximately 63.4 percent of the portfolio is within the corporation's 16-state banking region. Minnesota represents approximately 12.7 percent of the total outstanding credit card portfolio. No other state accounts for more than 10 percent of the portfolio.

In general, the U.S. economy continues to experience moderate growth, although consumer-related loan delinquencies and charge-offs have increased moderately over recent years. Consumer past due delinquencies at December 31 were as follows:

                                                        1997   1996   1995
                                                        ----   ----   ----
Banking Group 30 days past due.......................   2.02%  2.05   1.75
Norwest Financial 60 days past due...................   3.58   3.89   3.41
Credit Card 30 days past due.........................   3.92   4.09   3.88

See Provision for Credit Losses on page 19 for a further discussion of consumer-related net charge-offs. The average consumer installment loan made during 1997 at Norwest Financial was approximately $3,000 while sales finance contracts purchased averaged approximately $1,600. This compares with $2,700 and $1,100, respectively, in 1996. The average credit card receivable balance at Norwest Card Services was $1,428 in 1997, compared with $1,465 in 1996.

The corporation is not aware of any loans classified for regulatory purposes at December 31, 1997, that are expected to have a material impact on the corporation's future operating results, liquidity or capital resources. The corporation is not aware of any material credits about which there is serious doubt as to the ability of borrowers to comply with the loan repayment terms. There are no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1997.

Allowance for Credit Losses At December 31, 1997, the allowance for credit losses was $1,233.9 million, or 2.90 percent of loans and leases outstanding, compared with $1,040.8 million, or 2.64 percent, at December 31, 1996. The ratio of the allowance for credit losses to the total non-performing assets and 90-day past due loans and leases was 322.7 percent at December 31, 1997, compared with
335.0 percent at December 31, 1996.

Although it is impossible for any lender to predict future credit losses with complete accuracy, management monitors the allowance for credit losses with the intent to provide for all losses that can reasonably be anticipated based on current conditions. The corporation maintains the allowance for credit losses as a general allowance available to cover future credit losses within the entire loan and lease portfolio and other credit-related risks. However, management has prepared an allocation of the allowance based on its views of risk characteristics of the portfolio. This allocation of the allowance for credit losses does not represent the total amount available for actual future credit losses in any single category, nor does it prohibit future credit losses from being absorbed by portions of the allowance allocated to other categories or by the unallocated portion. The table on page 76 presents the allocation of the allowance for credit losses to major categories of loans.

Non-performing Assets and Past Due Loans and Leases The table on page 23 presents data on the corporation's non-performing assets and 90-day past due loans and leases. Generally, the accrual of interest on a loan or lease in the Banking Group is suspended when the credit becomes 90 days past due unless fully secured and in the process of collection. A restructured loan is generally a loan that is accruing interest, but on which concessions in terms have been made as a result of deterioration in the borrower's financial condition. Under the corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans are included in impaired loans. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent.

Non-performing assets, including non-accrual, restructured and other real estate owned, and 90-day past due loans and leases totaled $382.3 million, or 0.4 percent of total assets, at December 31, 1997, compared with $310.7 million, or
0.4 percent of total assets, at December 31, 1996. Total 90-day past due loans and leases rose $43.1 million from the end of 1996. Non-performing loans increased by $36.4 million from December 31, 1996 because of acquisitions.

Norwest Corporation and Subsidiaries
Non-performing Assets and 90-day Past Due Loans and Leases

In millions, except per share amounts                                       1997     1996    1995    1994    1993    1992
                                                                          ------    -----   -----   -----   -----   -----
At December 31,
---------------
NON-ACCRUAL LOANS AND LEASES............................................  $178.1    156.5   166.9   128.5   195.7   257.6
RESTRUCTURED LOANS AND LEASES...........................................     0.1      0.2     2.0     1.8    10.3     5.4
                                                                          ------    -----   -----   -----   -----   -----
 Total non-accrual and restructured loans and leases*...................   178.2    156.7   168.9   130.3   206.0   263.0
OTHER REAL ESTATE OWNED.................................................    50.3     43.3    37.1    29.6    63.0   113.7
                                                                          ------    -----   -----   -----   -----   -----
 Total non-performing assets............................................   228.5    200.0   206.0   159.9   269.0   376.7
LOANS AND LEASES PAST DUE 90-DAYS OR MORE**.............................   153.8    110.7    91.9    58.4    50.8    51.9
                                                                          ------    -----   -----   -----   -----   -----
 Total non-performing assets and 90-day past due loans and leases.......  $382.3    310.7   297.9   218.3   319.8   428.6
                                                                          ======    =====   =====   =====   =====   =====
Interest income as originally contracted on non-accrual and restructured
 loans and leases.......................................................  $ 20.6     25.1    15.3    15.4    19.4    26.5
Interest income recognized on non-accrual and restructured
 loans and leases.......................................................    (4.4)    (7.3)   (3.6)   (3.1)   (5.5)   (8.1)
                                                                          ------    -----   -----   -----   -----   -----
Reduction of interest income due to non-accrual and restructured
 loans and leases.......................................................  $ 16.2     17.8    11.7    12.3    13.9    18.4
                                                                          ======    =====   =====   =====   =====   =====
Reduction in basic earnings per share due to non-accrual
 and restructured loans and leases......................................  $  .01      .02     .01     .01     .01     .02

* Total impaired loans included in total non-accrual and restructured loans and leases amounted to $89.5 million, $94.2 million, $102.1 million and $98.6 million at December 31, 1997, 1996, 1995 and 1994, respectively.
** Excludes non-accrual and restructured loans and leases.

Mortgage Servicing Rights and Other Assets At December 31, 1997, mortgage servicing rights totaled $2.8 billion, an increase of $0.1 billion from year-end 1996. The increase in mortgage servicing rights is due to higher levels of originations. Other assets increased slightly due to the timing of receivables associated with sales of securities and increases in mortgage-related receivables.

Effective January 1, 1997, the corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 sets forth the criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. FAS 125 requires that after a transfer of financial assets, a company must recognize the financial and servicing assets controlled and liabilities incurred, and derecognize financial assets and liabilities in which control is surrendered or debt is extinguished. FAS 125 also eliminates the distinction between normal and excess servicing to the extent that such fees do not exceed the rate specified in the servicing contract. Application of FAS 125 for certain repurchase agreements, dollar-rolls, securities lending and similar transactions is effective for 1998. The adoption of FAS 125 has not had a material effect on the corporation's consolidated financial statements.

FUNDING SOURCES

Interest-bearing Liabilities At December 31, 1997, interest-bearing liabilities totaled $61.5 billion, an increase of $5.0 billion over December 31, 1996. The increase was principally due to a $3.4 billion increase in interest-bearing deposits and a $2.0 billion increase in short-term borrowings.

Average interest-bearing liabilities were $58.2 billion in 1997, compared with $56.0 billion in 1996, primarily due to an 11.2 percent increase in average interest-bearing deposits, partially offset by an 8.8 percent decrease in long-term debt. Increases in interest-bearing deposits are principally from acquisitions.

Core Deposits In the corporation's banking subsidiaries, demand deposits, regular savings and NOW accounts, money market checking and savings accounts and consumer savings certificates provide a stable source of low-cost funding. These funds accounted for approximately 60 percent of the corporation's total funding sources during 1997 and approximately 58 percent in 1996. This is a high level of core deposits by industry standards. In the corporation's Banking Group, where these funds are utilized, average core deposits accounted for approximately 76 percent of total funding sources during 1997, compared with 73 percent in 1996.

Purchased Deposits In addition to core deposits, purchased deposits are another source of funding for the corporation's banking subsidiaries. Purchased deposits include certificates of deposit with denominations of more than $100,000 and foreign time deposits. Purchased deposits represented approximately 5 percent and 4 percent of the corporation's total funding sources in 1997 and 1996, respectively. There were no brokered certificates of deposit at December 31, 1997 and 1996.

Short-term Borrowings Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, master note agreements, privately negotiated financing agreements and commercial paper issued by the corporation and Norwest Financial. Commercial paper is used by the corporation to fund the short-term needs of its subsidiaries, consisting primarily of funding of the inventory of mortgages held for sale which are typically held for 30 to 60 days. Norwest Financial used funds generated through its own commercial paper sales program to fund approximately 29 percent of its average earning assets in 1997, compared with 30 percent in 1996.

The commercial paper/short-term debt of the corporation and Norwest Financial, Inc. are currently rated TBW-1 by Thomson BankWatch, P-1 by Moody's, A1+ by Standard & Poor's, Duff-1+ by Duff & Phelps and F-1+ by Fitch IBCA, Inc. On average, total short-term borrowings represented approximately 10.4 percent of the corporation's total funding sources during 1997 and approximately 11.6 percent during 1996.

Long-term Debt Long-term debt represents an important funding source for the corporation and for Norwest Financial, Inc. Total long-term debt represented approximately 15.8 percent of the corporation's consolidated average funding sources during 1997, compared with approximately 18.5 percent in 1996. The corporation utilizes long-term debt primarily to meet the long-term funding requirements of its subsidiaries, and had outstandings of $5,804.9 million as of December 31, 1997, compared with $6,384.0 million as of December 31, 1996. In addition, 22 subsidiaries are members of the Federal Home Loan Bank, allowing them to receive long-term advances secured by certain loans and investment securities. As of December 31, 1997, these Banking Group subsidiaries had advances outstanding totaling $1,702.0 million, a decrease of $825.2 million from December 31, 1996. Long-term debt also plays a significant role at Norwest Financial, Inc., which uses this source of financing to fund approximately 50 percent of its average earning assets. At December 31, 1997, Norwest Financial, Inc.'s long-term debt outstanding was $5,221.4 million. Note 9 to the consolidated financial statements on page 45 presents the corporation's outstanding consolidated long-term debt as of December 31, 1997 and 1996.

Fitch IBCA, Inc. has assigned its highest individual rating of A to the corporation. Both the corporation and Norwest Financial, Inc. maintain an issuer rating of A from Thomson BankWatch. The corporation's senior debt is currently rated AA+ by Thomson BankWatch, Fitch IBCA, Inc. and Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's. Norwest Financial, Inc.'s senior debt is currently rated AA+ by Thomson BankWatch and Fitch IBCA, Inc., AA by Duff & Phelps, AA- by Standard & Poor's and Aa3 by Moody's.

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

Management of Interest Rate Risk As indicated above, the primary measure of interest rate risk is the simulation of net income under different future rate environments. The model was used to measure the impact on after-tax net income, relative to a base case scenario, of rates increasing or decreasing gradually 100 basis points over the next 12 months. The yield curve is assumed to flatten slightly as rates increase and to steepen as rates decrease. Embedded options are captured by including the effects of caps and floors, and by varying prepayment rates on assets as a function of interest rates. The effects of financial derivatives which are used to hedge balance sheet items are also included. Rate sensitivity of non-maturity core deposits is based on their measured historical sensitivity to market interest rates.

The resulting model simulations show that a 100 basis point increase in rates will result in a negative variance in net income of $18 million relative to the base case over the next 12 months; while a decrease of 100 basis points will result in a positive variance of $6 million. Under neither rate scenario would net income be affected by impairment of capitalized mortgage servicing rights.

CHANGES IN INTEREST SENSITIVITY The table below presents the corporation's interest sensitivity gaps for December 1997. The cumulative gap within one year was $(4,807) million, or (5.6) percent of assets. This compares with a one year gap of $(1,197) million, or (1.5) percent of assets, in December 1996. The cumulative gap within three years was $(1,411) million, or (1.6) percent of assets, in December 1997, compared to $1,025 million, or 1.3 percent of assets, in December 1996. The movement of the gaps in the negative direction was due to the addition of fixed rate investments and amortizing interest rate swaps in the first half of the year, as well as growth in loans in the consumer finance subsidiary. These changes were partly offset by growth in non-interest bearing deposits and core retail deposits, which are considered a largely non-sensitive source of funding. The effect of the current interest sensitivity position is to make the corporation's earnings slightly vulnerable to rising rates, but in a position to benefit from falling short-term rates.

Norwest Corporation and Subsidiaries
INTEREST RATE SENSITIVITY


In millions, except ratios
                                                                    Repricing or Maturing
                                                   --------------------------------------------------------
                                                     Within     6 Months     1 Year      3 Years    After
                                                    6 Months    - 1 Year    - 3 Years  - 5 Years   5 Years
                                                   ----------  ---------    ---------  ---------  ---------
Average Balances For December 1997
----------------------------------
Loans and leases...............................       $16,772       3,343       6,538      3,424    12,216
Investment securities..........................         2,062       1,834       3,541      2,735     8,539
Loans held for sale............................         3,257          --          --         --        --
Mortgages held for sale........................         7,691          --          --         --        --
Other earning assets...........................         2,389          --          --         --        --
Other assets...................................            --         750          --         --    10,987
                                                   ----------  ----------  ----------  ---------  --------
 Total assets..................................       $32,171       5,927      10,079      6,159    31,742
                                                   ==========  ==========  ==========  =========  ========

Noninterest-bearing deposits...................       $ 4,638          74         306        206    10,521
Interest-bearing deposits......................        16,187       4,214       4,899      1,170    12,292
Short-term borrowings..........................         8,608          --          --         --        --
Long-term debt.................................         2,405         799       3,129      2,262     4,008
Other liabilities and equity...................             2          --         188         --    10,170
                                                   ----------  ----------  ----------  ---------  --------
 Total liabilities and equity..................       $31,840       5,087       8,522      3,638    36,991
                                                   ==========  ==========  ==========  =========  ========

Swaps and options..............................       $(6,632)        654       1,839      1,396     2,743
Gap*...........................................        (6,301)      1,494       3,396      3,917    (2,506)
Cumulative gap.................................        (6,301)     (4,807)     (1,411)     2,506        --
Gap as a percent of total assets...............          (7.3)%      (5.6)       (1.6)       2.9        --

*[assets - (liabilities + equity) + swaps and options] The gap includes the effect of off-balance sheet instruments on the corporation's interest sensitivity.

In addition to adjusting the pricing and levels of assets and liabilities, the corporation uses off-balance sheet derivative financial instruments to manage interest rate risk. The corporation primarily enters into interest rate swaps, interest rate caps and floors, futures contracts and options as part of its overall risk management activities. Certain of these derivative financial instruments synthetically change the repricing or other characteristics of underlying assets and liabilities hedged. The corporation principally uses interest rate swaps to hedge certain fixed-rate debt and certain deposit liabilities and to convert these funding sources to floating rates. Interest rate floors, futures contracts and options on futures contracts are principally used to hedge the corporation's portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The cash flows on the floors and futures contracts are used, as appropriate, to offset lost future servicing revenue related to increased levels of prepayments associated with lower interest rates. In Notes 1, 9 and 15 to the consolidated financial statements on pages 36, 45 and 57, respectively, the corporation has disclosed additional information with respect to its use of derivative financial instruments.

The corporation's net cash flows from off-balance sheet derivative financial instruments used to manage interest rate risk added approximately $81.9 million to net interest income in 1997, compared with $56.9 million in 1996 and $7.1 million in 1995. This resulted in an impact on net interest margin of 11 basis points in 1997, compared with nine basis points in 1996 and one basis point in 1995. Based on interest rate levels at December 31, 1997, total estimated future cash flows related to the corporation's derivative financial instruments, including interest rate swaps and floors hedging capitalized mortgage servicing rights, are expected to approximate $207 million in 1998, $114 million in 1999, $67 million in 2000, $44 million in 2001, $17 million in 2002, and $27 million thereafter.

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

The corporation has a significant liquidity reserve in its investment securities portfolio, as approximately 81 percent of the $18.7 billion portfolio consists of highly marketable U.S. Treasury or federal agency securities. Several other factors provide a favorable liquidity position for the corporation compared with most large bank holding companies, including the large amount of funding that comes from consumer deposits, which are a more stable source of funding than purchased funds.

Another source of asset liquidity is the ability to securitize assets such as automobile and mortgage loans. Through public offerings, affiliates of the corporation securitized $5.8 billion in mortgage loans in 1997; and $1.1 billion in automobile loans and $2.7 billion in mortgage loans in 1996.

The corporation also filed shelf registration statements in July 1996 which permit the corporation to issue up to $5 billion and $2 billion of debt securities, respectively, in domestic and international money and capital markets. As of December 31, 1997, the corporation has issued $700 million of securities under such shelf registrations.

CAPITAL MANAGEMENT

The corporation believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The corporation's consolidated capital levels are a result of its capital policy, which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities. Pursuant to the capital policy, bank affiliates maintain capital levels above regulatory minimums for Tier 1 capital and total capital (Tier 1 plus Tier 2) to risk-weighted assets and leverage ratios. The primary source of equity capital available for the affiliates is earnings, with other forms of capital available from the corporation as needed. Earnings above levels required to meet capital policy requirements are paid to the corporation in the form of dividends and are used to support capital needs of other affiliates, to pay corporate dividends or to reduce the corporation's borrowings.

Various federal and state statutes and regulations limit the amount of dividends the subsidiary banks can pay to the corporation without regulatory approval. The approval of the Office of the Comptroller of the Currency is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. The corporation also has state bank subsidiaries that are subject to state regulations limiting dividends. Under these provisions, the corporation's national bank subsidiaries and state-chartered bank subsidiaries could have declared as of December 31, 1997 aggregate dividends of at least $462.9 million without obtaining prior regulatory approval and without reducing the capital below minimum regulatory levels. Additionally, the corporation's non-bank subsidiaries could have declared dividends totaling $978.0 million at December 31, 1997.

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is eight percent. The minimum Tier 1 capital to risk-adjusted assets is four percent. Through implementation of its capital policies, the corporation has achieved a strong capital position. The corporation's total capital and Tier 1 capital to risk-adjusted assets ratios were 11.01 percent and 9.09 percent, respectively, at December 31, 1997, compared with 10.42 percent and 8.63 percent, respectively, at December 31, 1996. The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier 1 capital to its total consolidated quarterly average assets, less goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of three percent for bank holding companies that meet certain specified criteria. The corporation's leverage ratio was 6.63 percent at December 31, 1997, compared with 6.15 percent at December 31, 1996.

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

Federal bank regulatory agencies have adopted regulations that classify insured depository institutions into one of five capital-based categories. The regulations use the total capital ratio, the Tier 1 capital ratio and the leverage ratio as the relevant measures of capital. A depository institution is
(a) "well capitalized" if it has a risk-adjusted total capital ratio of at least ten percent, a Tier 1 capital ratio of at least six percent and a leverage ratio of at least five percent and is not subject to any order or written directive to maintain a specific capital level; (b) "adequately capitalized" if it has a risk-adjusted total capital ratio of at least eight percent, a Tier 1 capital ratio of at least four percent and a leverage ratio of at least four percent (three percent in some cases) and is not well capitalized; (c) "undercapitalized" if it has a risk-adjusted total capital ratio of less than eight percent, a Tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in some cases); (d) "significantly undercapitalized" if it has a risk-adjusted total capital ratio of less than six percent, a Tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (e) "critically undercapitalized" if its tangible equity is less than two percent of total assets. As of December 31, 1997, all of the corporation's insured depository institutions met the criteria for well capitalized institutions as set forth above.

Common stockholders' equity was $6,834.2 million at December 31, 1997, compared with $5,875.4 million at December 31, 1996. The corporation's internal capital growth rate (ICGR) in 1997 was 13.74 percent. The ICGR represents the rate at which the corporation's average common equity grew as a result of earnings retained (net income less dividends paid).

Since 1986, the corporation has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the corporation's Savings Investment Plans, the Long-Term Incentive Compensation Plan, and other stock issuance requirements other than acquisitions accounted for as pooling of interests. In November 1997, the corporation's board of directors authorized additional purchases, upon such terms and conditions as management approves, of 11,000,000 shares of the corporation's common stock, and as of December 31, 1997, the remaining total common stock purchase authority was 7,876,000 shares.

During 1997, the corporation repurchased 3,526,000 shares of its common stock for issuance in conjunction with specific purchase acquisitions that were consummated during the year. In addition, approximately 13,102,000 shares were repurchased during 1997 for benefit plans, including shares acquired related to the vesting of options granted in 1996 under the corporation's Best Practices PartnerShares plan, and other ongoing needs. During 1996, 7,462,000 shares were repurchased for acquisition purposes and 10,475,000 shares were repurchased for benefit plans and other ongoing needs.

All shares of the corporation's 10.24% Cumulative Preferred Stock, in the form of depositary shares, were redeemed on January 2, 1996. The redemption price for each depositary share, representing one-quarter of a share of preferred stock, was the $25 stated value.

In October 1997, the board of directors approved an increase in the corporation's quarterly common stock dividend to 16 1/2 cents per share from 15 cents, representing a 10 percent increase in the quarterly dividend rate. The dividend increase reflects the corporation's continuing record of strong earnings performance and the corporation's policy of maintaining the dividend payout ratio in a range of 30 to 35 percent. The corporation also distributed a two-for-one split in the form of a 100 percent common stock dividend on October 10, 1997 to stockholders of record on October 2, 1997. In the first quarter of 1997, the corporation increased its quarterly dividend rate 11.1 percent to 15 cents per common share. In the second quarter of 1996, the corporation increased the quarterly cash dividend paid to common stockholders from 12 cents per share to 13 1/2 cents per share, representing a 12.5 percent increase in the quarterly dividend rate.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of combined revenue, income or assets. The corporation will be required to adopt the provisions of FAS 130 and FAS 131 in 1998; these standards are not expected to have a material impact on the corporation's consolidated financial statements.

YEAR 2000

Management has initiated a company-wide program to prepare the corporation's systems for year 2000 compliance. The year 2000 issue relates to systems designed to use two digits rather than four to define the applicable year. The corporation has incurred charges in testing and correcting its computer systems to be year 2000 compliant which include internal staff costs as well as consulting and other expenses. The corporation estimates these costs of year 2000 compliance to range between $100 million and $125 million over the period 1997-1999. As a result of modifications to existing systems, together with conversions to new systems, management presently believes that the year 2000 issue will not pose a significant operational matter for the corporation.

ACQUISITIONS

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In Note 2 to the consolidated financial statements on pages 38 and 39, the corporation has disclosed completed acquisitions for the three years ended December 31, 1997.

At December 31, 1997, the corporation had six pending acquisitions with total assets of approximately $483.9 million, and it is anticipated that cash of $48.1 million and approximately 2.1 million common shares will be issued upon completion of these acquisitions. The pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1998 and are not, either individually or in the aggregate, significant to the financial statements of the corporation.

Norwest Corporation and Subsidiaries
Consolidated Balance Sheets

In millions, except shares                                                   1997       1996
                                                                          ---------   --------
At December 31,
---------------
ASSETS
Cash and due from banks...............................................    $ 4,912.1    4,856.6
Interest-bearing deposits with banks..................................         46.6    1,237.9
Federal funds sold and resale agreements..............................        967.4    1,276.8
                                                                          ---------   --------
   Total cash and cash equivalents....................................      5,926.1    7,371.3
Trading account securities............................................        486.9      186.5
Investment and mortgage-backed securities available for sale..........     17,983.9   16,247.1
Investment securities (fair value $762.8 in 1997 and $745.2 in 1996)..        747.2      712.2
                                                                          ---------   --------
   Total investment securities........................................     18,731.1   16,959.3
Loans held for sale...................................................      3,407.0    2,827.6
Mortgages held for sale...............................................      8,848.0    6,339.0
Loans and leases, net of unearned discount............................     42,521.6   39,381.0
Allowance for credit losses...........................................     (1,233.9)  (1,040.8)
                                                                          ---------   --------
   Net loans and leases...............................................     41,287.7   38,340.2
Premises and equipment, net...........................................      1,295.5    1,200.9
Mortgage servicing rights, net........................................      2,774.9    2,648.5
Interest receivable and other assets..................................      5,783.0    4,302.1
                                                                          ---------   --------
   Total assets.......................................................    $88,540.2   80,175.4
                                                                          =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Noninterest-bearing.................................................     $16,253.3   14,296.3
 Interest-bearing....................................................      39,203.8   35,833.9
                                                                          ---------   --------
   Total deposits....................................................      55,457.1   50,130.2
Short-term borrowings................................................       9,557.0    7,572.6
Accrued expenses and other liabilities...............................       3,737.2    3,326.2
Long-term debt.......................................................      12,766.7   13,082.2
                                                                          ---------   --------
   Total liabilities.................................................      81,518.0   74,111.2
Preferred stock......................................................         267.4      249.8
Unearned ESOP shares.................................................         (79.4)     (61.0)
                                                                          ---------   --------
   Total preferred stock.............................................         188.0      188.8

Common stock, $1 2/3 par value--authorized 1,000,000,000 shares:
 Issued 769,113,149 and 751,067,250 shares in 1997 and 1996,
  respectively.......................................................       1,281.9      625.9
Surplus..............................................................         419.6      948.6
Retained earnings....................................................       5,007.7    4,248.2
Net unrealized gains on securities available for sale................         419.4      303.5
Notes receivable from ESOP...........................................         (10.1)     (11.1)
Treasury stock -- 10,493,685 and 13,661,838 common shares in 1997 and
 1996, respectively..................................................        (274.8)    (233.3)
Foreign currency translation.........................................          (9.5)      (6.4)
                                                                          ---------   --------
   Total common stockholders' equity.................................       6,834.2    5,875.4
                                                                          ---------   --------
   Total stockholders' equity........................................       7,022.2    6,064.2
                                                                          ---------   --------
   Total liabilities and stockholders' equity........................     $88,540.2   80,175.4
                                                                          =========   ========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Income

In millions, except per common share amounts                                         1997      1996      1995
                                                                                   --------  --------  --------
Years Ended December 31,
-----------------------
INTEREST INCOME ON
Loans and leases.................................................................  $4,552.8  4,301.5   3,955.8
Investment and mortgage-backed securities available for sale.....................   1,331.1  1,170.1   1,065.3
Investment securities............................................................      28.3     36.2      83.8
Loans held for sale..............................................................     231.8    254.3     195.7
Mortgages held for sale..........................................................     462.0    468.5     366.2
Money market investments.........................................................      50.6     63.0      35.7
Trading account securities.......................................................      40.8     24.7      14.8
                                                                                   --------  -------   -------
  Total interest income..........................................................   6,697.4  6,318.3   5,717.3
                                                                                   --------  -------   -------

INTEREST EXPENSE ON
Deposits.........................................................................   1,446.7  1,324.9   1,156.3
Short-term borrowings............................................................     439.4    454.1     515.8
Long-term debt...................................................................     777.9    838.0     775.9
                                                                                   --------  -------   -------
  Total interest expense.........................................................   2,664.0  2,617.0   2,448.0
                                                                                   --------  -------   -------
NET INTEREST INCOME..............................................................   4,033.4  3,701.3   3,269.3
Provision for credit losses......................................................     524.7    394.7     312.4
                                                                                   --------  -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES............................   3,508.7  3,306.6   2,956.9
                                                                                   --------  -------   -------

NON-INTEREST INCOME
Trust............................................................................     353.7    296.3     240.7
Service charges on deposit accounts..............................................     383.0    329.5     268.8
Mortgage banking.................................................................     875.5    821.5     535.5
Data processing..................................................................      71.0     72.5      72.4
Credit card......................................................................     123.0    122.2     132.8
Insurance........................................................................     330.8    279.6     224.7
Other fees and service charges...................................................     388.7    294.4     230.3
Net investment and mortgage-backed securities available for sale gains (losses)..      37.9    (46.8)    (45.1)
Net investment securities gains..................................................        --       --       0.6
Net venture capital gains........................................................     190.9    256.4     102.1
Trading..........................................................................      78.6     35.3      39.9
Other............................................................................     129.2    103.7      45.5
                                                                                   --------  -------   -------
  Total non-interest income......................................................   2,962.3  2,564.6   1,848.2
                                                                                   --------  -------   -------

NON-INTEREST EXPENSES
Salaries and benefits............................................................   2,360.9  2,097.1   1,745.1
Net occupancy....................................................................     326.3    316.3     254.4
Equipment rentals, depreciation and maintenance..................................     341.4    327.7     272.7
Business development.............................................................     253.9    227.9     172.2
Communication....................................................................     295.1    285.2     225.0
Data processing..................................................................     167.6    163.0     136.2
Intangible asset amortization....................................................     168.9    161.5     124.7
Other............................................................................     507.2    511.0     452.0
                                                                                   --------  -------   -------
  Total non-interest expenses....................................................   4,421.3  4,089.7   3,382.3
                                                                                   --------  -------   -------

INCOME BEFORE INCOME TAXES.......................................................   2,049.7  1,781.5   1,422.8
Income tax expense...............................................................     698.7    627.6     466.8
                                                                                   --------  -------   -------
NET INCOME.......................................................................  $1,351.0  1,153.9     956.0
                                                                                   ========  =======   =======

PER COMMON SHARE
NET INCOME
   Basic                                                                           $   1.78     1.55      1.39
   Diluted                                                                             1.75     1.54      1.36

DIVIDENDS                                                                          $  0.615    0.525     0.450

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Cash Flows

In millions                                                                            1997         1996        1995
                                                                                    -----------  ----------  ----------
Years Ended December 31,
-----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................  $  1,351.0     1,153.9       956.0
Adjustments to reconcile net income to net cash flows from operating activities:
 Provision for credit losses......................................................       524.7       394.7       312.4
 Depreciation and amortization....................................................       853.2       681.6       311.8
 Gains on sales of loans, securities and other assets, net........................      (416.0)     (230.3)      (96.8)
 Release of preferred shares to ESOP..............................................        34.1        37.8        40.0
 Purchases of trading account securities..........................................   (84,671.2)  (58,280.4)  (90,793.2)
 Proceeds from sales of trading account securities................................    84,602.9    58,279.6    90,718.4
 Originations of mortgages held for sale..........................................   (55,284.6)  (52,691.9)  (35,045.1)
 Proceeds from sales of mortgages held for sale...................................    52,836.8    55,244.7    31,771.4
 Originations of loans held for sale..............................................    (1,216.9)   (1,305.5)     (901.0)
 Proceeds from sales of loans held for sale.......................................       650.5     1,867.6       606.8
 Deferred income taxes............................................................        12.1       205.8       (70.4)
 Interest receivable..............................................................       (62.4)      (25.7)      (94.1)
 Interest payable.................................................................        39.0        38.0       148.0
 Other assets, net................................................................    (1,841.9)   (1,336.1)   (1,853.4)
 Other accrued expenses and liabilities, net......................................       205.5       245.1       447.2
                                                                                    ----------   ---------   ---------
  Net cash flows from (used for) operating activities.............................    (2,383.2)    4,278.9    (3,542.0)
                                                                                    ----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and paydowns of:
 Investment securities............................................................         0.8       106.2       345.6
 Investment and mortgage-backed securities available for sale.....................     2,621.7     2,806.6     1,924.3
Proceeds from sales and calls of:
 Investment securities............................................................        85.7       138.7       154.4
 Investment and mortgage-backed securities available for sale.....................     9,487.6     5,185.9     5,742.6
Purchases of:
 Investment securities............................................................      (167.3)     (169.1)     (524.8)
 Investment and mortgage-backed securities available for sale.....................   (12,360.0)   (7,341.4)   (6,159.9)
Net change in banking subsidiaries' loans and leases..............................      (220.2)    1,751.9      (177.3)
Principal collected on non-bank subsidiaries' loans and leases....................     8,456.7     5,503.1     5,725.2
Non-bank subsidiaries' loans and leases originated................................    (8,748.1)   (6,950.4)   (6,241.7)
Purchases of premises and equipment...............................................      (310.6)     (288.7)     (208.0)
Proceeds from sales of premises and equipment and other real estate owned.........       108.2       105.7        50.4
Cash paid for acquisitions, net of cash and cash equivalents acquired.............       (66.4)   (2,469.0)      (94.9)
Divestiture of branches, net of cash and cash equivalents paid....................          --       (14.6)       (4.1)
                                                                                    ----------   ---------   ---------
 Net cash flows from (used for) investing activities..............................    (1,111.9)   (1,635.1)      531.8
                                                                                    ----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net.....................................................................     2,349.1     2,410.7     1,488.7
Short-term borrowings, net........................................................     1,442.5    (1,078.3)   (1,124.0)
Long-term debt borrowings.........................................................     3,302.9     4,343.6     7,329.1
Repayments of long-term debt......................................................    (4,233.0)   (5,109.9)   (3,274.8)
Issuances of preferred stock......................................................          --          --        20.0
Repurchases of preferred stock....................................................          --      (112.7)       (0.4)
Issuances of common stock.........................................................       149.6        82.4        65.4
Repurchases of common stock.......................................................      (482.7)     (355.1)     (233.8)
Net decrease in notes receivable from ESOP........................................         1.0         3.7          --
Dividends paid....................................................................      (479.5)     (403.4)     (337.8)
                                                                                    ----------   ---------   ---------
 Net cash flows from (used for) financing activities..............................     2,049.9      (219.0)    3,932.4
                                                                                    ----------   ---------   ---------
 Net increase (decrease) in cash and cash equivalents.............................    (1,445.2)    2,424.8       922.2
Cash and cash equivalents
 Beginning of year................................................................     7,371.3     4,946.5     4,024.3
                                                                                    ----------   ---------   ---------
 End of year......................................................................  $  5,926.1     7,371.3     4,946.5
                                                                                    ==========   =========   =========

See notes to consolidated financial statements.

Norwest Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                       Net
                                                                                                    Unrealized
                                                                                                       Gains
                                                                                                      (Losses)
                                                                                                         on       Notes
                                                              Unearned                              Securities  Receivable
                                                   Preferred    ESOP    Common            Retained   Available     from    Treasury
In millions, except shares                           Stock     Shares    Stock   Surplus  Earnings    for Sale     ESOP      Stock
                                                   ---------  --------  -------  -------  --------   ---------- ---------  --------
BALANCE, DECEMBER 31, 1994.......................  $ 526.7    (14.7)       538.5   578.8  2,950.0     (360.4)    (13.3)    (350.9)
Net income.......................................       --       --           --      --    956.0         --        --         --
Dividends on
  Common Stock...................................       --       --           --      --   (296.6)        --        --         --
  Preferred Stock................................       --       --           --      --    (41.2)        --        --         --
Issuance of 6,578,500 common shares..............       --       --           --   120.5   (135.6)        --        --       90.9
Issuance of 69,066,490 common shares.............
 for acquisitions................................       --       --         51.6    40.6     68.3       16.7        --       95.4
Repurchase of 16,197,300 common shares...........       --       --           --      --       --         --        --     (233.8)
Issuance of 63,300 preferred shares to ESOP......     63.3    (65.8)          --     2.5       --         --        --         --
Release of preferred shares to ESOP..............       --     41.6           --    (1.6)      --         --        --         --
Conversion of 1,181,900 preferred shares
 to 27,783,510 common shares.....................   (268.4)      --          7.1    (6.6)    (4.6)        --        --      272.5
Repurchase of 1,784 preferred shares.............     (0.4)      --           --      --       --         --        --         --
Sale of 100,000 preferred shares held                                         --
 by subsidiary...................................     20.0       --           --      --       --         --        --         --
Change in net unrealized gains (losses)
 on securities available for sale................       --       --           --      --       --      670.8        --         --
Foreign currency translation.....................       --       --           --      --       --         --        --         --
                                                   -------    -----     -------- -------  -------     ------     -----     ------
BALANCE, DECEMBER 31, 1995.......................    341.2    (38.9)       597.2   734.2  3,496.3      327.1     (13.3)    (125.9)
Net income.......................................       --       --           --      --  1,153.9         --        --         --
Dividends on
  Common stock...................................       --       --           --      --   (385.6)        --        --         --
  Preferred stock................................       --       --           --      --    (17.8)        --        --         --
Issuance of 7,490,268 common shares..............       --       --           --    59.0    (71.2)        --        --      115.9
Issuance of 40,360,762 common shares
 for acquisitions................................       --       --         28.7   149.8     72.6       (1.6)     (1.5)      98.8
Repurchase of 17,936,842 common shares...........       --       --           --      --       --         --        --     (355.1)
Issuance of 59,000 preferred shares to ESOP......     59.0    (61.3)          --     2.3       --         --        --         --
Release of preferred shares to ESOP..............       --     39.2           --    (1.4)      --         --        --         --
Conversion of 37,777 preferred shares
 to 1,970,310 common shares......................    (37.7)      --           --     4.7       --         --        --       33.0
Repurchase of 1,127,125 preferred shares.........   (112.7)      --           --      --       --         --        --         --
Change in net unrealized gains (losses)
 on securities available for sale................       --       --           --      --       --      (22.0)       --         --
Cash payments received on notes
 receivable from ESOP............................       --       --           --      --       --         --       3.7         --
Foreign currency translation.....................       --       --           --      --       --         --        --         --
                                                   -------    -----     -------- -------  -------     ------     -----     ------
BALANCE, DECEMBER 31, 1996.......................    249.8    (61.0)       625.9   948.6  4,248.2      303.5     (11.1)    (233.3)
Net income.......................................       --       --           --      --  1,351.0         --        --         --
Dividends on
  Common stock...................................       --       --           --      --   (461.7)        --        --         --
  Preferred stock................................       --       --           --      --    (17.8)        --        --         --
Stock split......................................       --       --        635.2  (635.2)      --         --        --         --
Issuance of 12,793,327 common shares.............       --       --           --    77.6   (152.1)        --        --      282.0
Issuance of 23,835,535 common shares
 for acquisitions................................       --       --         20.8    20.9     40.1        1.0        --      132.0
Repurchase of 16,627,681 common shares...........       --       --           --     0.9       --         --        --     (483.6)
Issuance of 51,700 preferred shares to ESOP......     51.7    (53.8)          --     2.1       --         --        --         --
Release of preferred shares to ESOP..............       --     35.4           --    (1.3)      --         --        --         --
Conversion of 34,074 preferred shares
 to 1,212,871 common shares......................    (34.1)      --           --     6.0       --         --        --       28.1
Change in net unrealized gains (losses)
 on securities available for sale................       --       --           --      --       --      114.9        --         --
Cash payments received on notes
 receivable from ESOP............................       --       --           --      --       --         --       1.0         --
Foreign currency translation.....................       --       --           --      --       --         --        --         --
                                                   -------    -----     -------- -------  -------     ------     -----     ------
BALANCE, DECEMBER 31, 1997.......................  $ 267.4    (79.4)     1,281.9   419.6  5,007.7      419.4     (10.1)    (274.8)
                                                   =======    =====     ======== =======  =======     ======     =====     ======

                                                       Foreign
                                                       Currency
In millions, except shares                           Translation   Total
                                                     -----------   -----
BALANCE, DECEMBER 31, 1994.......................       (8.3)       3,846.4
Net income.......................................         --          956.0
Dividends on
  Common Stock...................................         --         (296.6)
  Preferred Stock................................         --          (41.2)
Issuance of 6,578,500 common shares..............         --           75.8
Issuance of 69,066,490 common shares.............
 for acquisitions................................         --          272.6
Repurchase of 16,197,300 common shares...........         --         (233.8)
Issuance of 63,300 preferred shares to ESOP......         --             --
Release of preferred shares to ESOP..............         --           40.0
Conversion of 1,181,900 preferred shares
 to 27,783,510 common shares.....................         --             --
Repurchase of 1,784 preferred shares.............         --           (0.4)
Sale of 100,000 preferred shares held
 by subsidiary...................................         --           20.0
Change in net unrealized gains (losses)
 on securities available for sale................         --          670.8
Foreign currency translation.....................        2.5            2.5
                                                        ----        -------
BALANCE, DECEMBER 31, 1995.......................       (5.8)       5,312.1
Net income.......................................         --        1,153.9
Dividends on
  Common stock...................................         --         (385.6)
  Preferred stock................................         --          (17.8)
Issuance of 7,490,268 common shares..............         --          103.7
Issuance of 40,360,762 common shares
 for acquisitions................................         --          346.8
Repurchase of 17,936,842 common shares...........         --         (355.1)
Issuance of 59,000 preferred shares to ESOP......         --             --
Release of preferred shares to ESOP..............         --           37.8
Conversion of 37,777 preferred shares
 to 1,970,310 common shares......................         --             --
Repurchase of 1,127,125 preferred shares.........         --         (112.7)
Change in net unrealized gains (losses)
 on securities available for sale................         --          (22.0)
Cash payments received on notes
 receivable from ESOP............................         --            3.7
Foreign currency translation.....................       (0.6)          (0.6)
                                                        ----        -------
BALANCE, DECEMBER 31, 1996.......................       (6.4)       6,064.2
Net income.......................................         --        1,351.0
Dividends on
  Common stock...................................         --         (461.7)
  Preferred stock................................         --          (17.8)
Stock split......................................         --             --
Issuance of 12,793,327 common shares.............         --          207.5
Issuance of 23,835,535 common shares
 for acquisitions................................         --          214.8
Repurchase of 16,627,681 common shares...........         --         (482.7)
Issuance of 51,700 preferred shares to ESOP......         --             --
Release of preferred shares to ESOP..............         --           34.1
Conversion of 34,074 preferred shares
 to 1,212,871 common shares......................         --             --
Change in net unrealized gains (losses)
 on securities available for sale................         --          114.9
Cash payments received on notes
 receivable from ESOP............................         --            1.0
Foreign currency translation.....................       (3.1)          (3.1)
                                                        ----        -------
BALANCE, DECEMBER 31, 1997.......................       (9.5)       7,022.2
                                                        ====        =======

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

Supplemental disclosures of cash flow information for the years ended December 31 include:

In millions                                                                           1997     1996     1995
                                                                                    --------  -------  -------
Interest..........................................................................  $2,625.0  2,579.0  2,299.9
Income taxes......................................................................     527.2     43.0    533.1
Transfer of loans to other real estate owned......................................      66.5     51.3     28.6

See Notes 2 and 10 for certain non-cash common and preferred stock transactions.

In 1995, credit card receivables totaling $1,007.4 million were transferred to the loans held for sale category pending their sale in 1996.

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

Loans and Leases Loans are stated at their principal amount and interest income is recognized on an accrual basis. With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on non-accrual status, unless such loan is in the process of collection and, in management's opinion, is fully secured. Residential real estate loans over 120 days past due are included in non-accrual while other consumer loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, country, terms and other factors. When a loan is placed on non-accrual status, uncollected interest accrued in prior years is charged against the allowance for credit losses. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is no longer doubtful.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower's financial condition. Interest on these loans is accrued at the new terms.

Under the corporation's credit policies and practices, impaired loans include all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

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

Charge-offs are loans or portions thereof evaluated as uncollectible. Loans made by certain domestic consumer finance subsidiaries, unless fully secured by real estate, are generally charged off when the loan is 90 days or more contractually delinquent and no payment has been received for 90 days. Other consumer loans are generally charged off when the loan is 120 days or more contractually past due or other delinquency criteria have been met. Credit card receivables are charged off when they become 180 days past due or sooner upon receipt of a bankruptcy notice.

Loans Held for Sale Student loans are classified as held for sale because the corporation does not intend to hold these loans until maturity or sales of the loans are pending. Such loans are carried at the lower of aggregate cost or market value. Gains and losses are recorded in non-interest income, based on the difference between sales proceeds and carrying value.

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

Mortgage Servicing Rights The corporation recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated future cash flows. Based upon current fair values and considering outstanding positions of derivative financial instruments utilized as hedges, capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. For purposes of performing its impairment evaluation, the corporation stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

Effective January 1, 1997, the corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 requires that after a transfer of financial assets, the corporation must recognize the financial and servicing assets controlled and liabilities incurred, and derecognize financial assets and liabilities in which control is surrendered or debt is extinguished. In such cases, servicing assets are determined based on estimated future revenues from contractually specified servicing fees and other ancillary revenues that are expected to compensate the corporation for performing the servicing. The adoption of FAS 125 has not had a material effect on the corporation's consolidated financial statements.

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

Derivative Financial Instruments The corporation and its subsidiaries use a variety of derivative financial instruments as part of an overall interest rate risk management strategy and in conjunction with their customer service and trading activities. Derivative financial instruments utilized include interest rate swaps, interest rate futures, caps, floors, options and forward contracts.

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

Interest rate futures and forward contracts are commitments to either purchase or sell a financial instrument at a specified price on an agreed-upon future date. These contracts may be settled either in cash or by delivery of the underlying financial instruments. Interest rate caps and floors require the seller to pay the purchaser, at specified dates, the amount, if any, by which the market interest rate exceeds the agreed-upon cap or falls below the agreed-upon floor, applied to a notional principal amount. Positions which are designated and effectively hedge specific mortgage servicing risk tranches are correlated based on certain duration and convexity parameters. Realized gains and losses on positions used in the management of specific asset and liability positions in banking operations are deferred and amortized over the terms of the items hedged as adjustments to interest income or interest expense. Within mortgage banking operations, realized and unrealized gains and losses on positions used as hedges of mortgages held for sale are deferred and recognized upon sale of the mortgages. Realized gains and losses on positions used as hedges of capitalized mortgage servicing rights are deferred and amortized over the estimated remaining life of the hedged asset.

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

Earnings Per Share Basic earnings per share, pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS 128) is determined using net income, adjusted for preferred stock dividends, and divided by weighted average common shares outstanding. Diluted earnings per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share, assuming all dilutive potential common shares were issued. Such dilutive potential common shares include stock options, the 6 3/4 percent convertible subordinated debentures and Cumulative Convertible Preferred Stock, Series B. Amounts used in the determination of basic and diluted earnings per share are shown in the table below.

In millions, except shares
                                                                      1997         1996         1995
                                                                  ------------  -----------  -----------
Net Income......................................................  $    1,351.0      1,153.9        956.0
Less dividends accrued on preferred stock.......................          17.8         17.8         39.9
                                                                  ------------  -----------  -----------
Income available to common stockholders - basic.................       1,333.2      1,136.1        916.1
Add interest expense and amortization of debt expense,
  net of related taxes, on convertible subordinated debentures
  and dividends accrued on convertible preferred stock..........            --           --         10.6
                                                                  ------------  -----------  -----------
Income available to common stockholders - diluted...............  $    1,333.2      1,136.1        926.7
                                                                  ============  ===========  ===========

Weighted average common shares outstanding......................   750,058,690  731,836,430  658,363,600
Adjustments for dilutive securities:
 Assumed exercise of stock options..............................     9,986,137    7,582,902    4,995,384
 Assumed conversion of preferred stock..........................            --           --   16,760,474
 Assumed conversion of convertible subordinated debentures......        34,800       35,794       48,340
                                                                  ------------  -----------  -----------
Diluted common shares...........................................   760,079,627  739,455,126  680,167,798
                                                                  ============  ===========  ===========

2.  BUSINESS COMBINATIONS

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the years ended December 31, 1997, 1996 and 1995 include:

In millions, except share amounts                                                                      Common
                                                                                             Cash      Shares              Method of
                                                                      Date       Assets      Paid      Issued             Accounting
                                                                      ----       ------      ----      ------             ----------
1997
Franklin Federal Bancorp., F.S.B., Austin, Texas (B)..........   January 1    $   621.3    $ 90.0          --     Purchase of assets
Central Bancorporation, Inc., Fort Worth, Texas (B)...........  January 28      1,105.3        --   9,399,576  Pooling of interests*
Reliable Financial Services, Inc., San Juan, Puerto Rico (F).. February 21         38.6        --   1,753,086  Pooling of interests*
Statewide Mortgage Company, Birmingham, Alabama (B)........... February 26         27.9        --   1,049,992               Purchase
The United Group, Inc., Charlotte, North Carolina (F).........    March 21         40.6        --     648,348               Purchase
Farmers National Bancorp, Inc., Geneseo, Illinois (B).........    March 24        197.6        --   1,207,198               Purchase
The First National Bankshares, Inc.,
  Tucumcari, New Mexico (B)...................................     June 17         90.2        --     608,900               Purchase
Tennessee Credit Corporation, Nashville, Tennessee (F)........     July 18         13.4       3.3          --               Purchase
Western National Trust Company, National
  Association, Odessa, Texas (B)..............................     July 31          0.3       0.9          --               Purchase
Fidelity Acceptance Corporation, St. Louis, Missouri (F)......   August 31      1,134.5     343.6          --               Purchase
The Bank of the Southwest, National Association
  Pagosa Springs, Colorado (B)................................ September 2         85.4        --     490,790               Purchase
International Bancorporation, Inc.,
  Golden Valley, Minnesota (B)................................  October 21        483.4        --   3,601,935  Pooling of interests*
Subsidiaries of Cityside Holding, L.L.C.,
  Eden Prairie, Minnesota (F).................................  October 30        104.2      42.2          --               Purchase
J.L.J. Financial Services Corporation,
  Montvale, New Jersey (B)....................................  October 31         26.0       6.4          --               Purchase
Myers Bancshares Inc., Dallas, Texas (B)...................... November 14        134.5        --     613,247               Purchase
Packers Management Company, Inc.,
  Omaha, Nebraska (B)......................................... November 25        162.0        --   1,171,161               Purchase
First Valley Bank Group, Inc., Los Fresnos, Texas (B).........  December 1        519.1        --   3,291,302  Pooling of interests*
                                                                              ---------    ------  ----------
                                                                              $ 4,784.3    $486.4  23,835,535
                                                                              =========    ======  ==========

1996
The Bank of Robstown, Robstown, Texas (B).....................  January 12  $      71.4  $    9.5          --               Purchase
AMFED Financial, Inc., Reno, Nevada (B).......................  January 18      1,518.8        --  12,093,272  Pooling of interests*
Irene Bancorporation, Inc., Viborg, South Dakota (B)..........  January 31         39.7       7.1          --               Purchase
Canton Bancshares, Inc., Canton, Illinois (B)................. February 15         49.7        --     558,540               Purchase
Henrietta Bancshares, Inc., Henrietta, Texas (B)..............    March 12        164.0      24.4          --               Purchase
Victoria Bankshares, Inc., Victoria, Texas (B)................    April 11      1,918.7        --  17,021,602  Pooling of interests*
The Prudential Home Mortgage Company, Inc. (M)................       May 7      3,335.6   3,335.6          --     Purchase of assets
Cardinal Credit Corporation, Lexington, Kentucky (F)..........      May 13         34.2      33.6          --     Purchase of assets
Benson Financial Corporation, San Antonio, Texas (B)..........      May 31        463.8        --   4,088,070  Pooling of interests*
Regional Bank of Colorado, N.A., Rifle, Colorado (B)..........      June 1         56.0        --     709,934               Purchase
AmeriGroup, Incorporated, Minneapolis, Minnesota (B)..........      June 4        155.1        --   1,832,400               Purchase
Union Texas Bancorporation, Inc., Laredo, Texas (B)...........     June 27        245.0        --     789,958               Purchase
B & G Investment Company, San Antonio, Texas (B)..............      July 3         71.2        --     541,996               Purchase
PriMerit Bank, F.S.B., Las Vegas, Nevada (B)..................     July 19      1,577.6     190.7          --     Purchase of assets
DUMAE Insurance Agency, Inc., Baltic, South Dakota (B)........     July 25          0.2       0.2          --     Purchase of assets
Aman Collection Service, Inc., Aberdeen, South Dakota (F).....    August 2          4.1        --   1,200,000  Pooling of interests*
Rapid Finance, Inc., Jacksonville, Mississippi (F)............   August 16         28.6      28.6          --     Purchase of assets
National Business Finance, Inc., Denver, Colorado (B).........September 30          8.4       7.5          --               Purchase
American Bank Moorhead, Moorhead, Minnesota (B)...............   October 1        154.7      23.9          --               Purchase

In millions, except share amounts                                                                  Common
                                                                                         Cash      Shares                 Method of
                                                                    Date     Assets      Paid      Issued                Accounting
                                                                    ----     ------      ----      ------                ----------
1996, CONTINUED
Texas Bancorporation, Inc., Odessa, Texas (B).............    November 1      173.6        --   1,524,990                   Purchase
West Columbia National Bank, West Columbia, Texas (B).....   December 27       34.4       5.0          --                   Purchase
                                                                          ---------  --------  ----------
                                                                          $10,104.8  $3,666.1  40,360,762
                                                                          =========  ========  ==========

1995
Ken-Caryl Investment Company, Littleton, Colorado (B).....     January 5  $    29.0  $     --     299,548                   Purchase
American Republic Bancshares, Inc.,
   Belen, New Mexico (B)..................................     January 6      222.0        --   2,413,092                   Purchase
Independent Bancorp of Arizona, Inc.,
   Phoenix, Arizona (B)...................................   February 12    1,600.0     159.7          --                   Purchase
Parker Bankshares, Incorporated, Parker, Colorado (B).....   February 28       59.0        --     789,990      Pooling of interests*
Directors Mortgage Loan Corporation,
   Riverside, California (M)..............................      March 13      270.8        --  21,091,556      Pooling of interests*
Babbscha Company, Fridley, Minnesota (B)..................       April 1       53.0        --     551,842                   Purchase
The First National Bank of Bay City, Bay City, Texas (B)..      April 10      146.0        --   1,865,284                   Purchase
Goldenbanks of Colorado, Inc., Golden, Colorado (B).......         May 1      361.3        --   5,433,258      Pooling of interests*
ITT Financial Corporation - Island Finance business (F)...         May 4    1,016.1     574.3          --                   Purchase
New Braunfels Bancshares, Inc., New Braunfels, Texas (B)..        May 10       43.1       7.0          --                   Purchase
United Texas Financial Corporation,
   Wichita Falls, Texas (B)...............................        June 1      296.3        --   3,031,702                   Purchase
First American National Bank, Chandler, Arizona (B).......        June 1       39.0        --     385,662      Pooling of interests*
First Tule Bancorp, Inc., Tulia, Texas (B)................        June 1       61.4       8.3          --                   Purchase
The Ryland Group, Inc. - Mortgage-related
   institutional financial services business (B)..........       June 30         --      47.1          --                   Purchase
Comfort Bancshares, Inc., Comfort, Texas (B)..............       July 10       41.1       6.2          --                   Purchase
Valley-Hi Investment Company, San Antonio, Texas (B)......      August 1      121.6        --     855,996                   Purchase
Dickinson Bancorporation, Inc.,
   Dickinson, North Dakota (B)............................      August 8      123.3        --   1,083,182                   Purchase
Alice Bancshares, Inc., Alice, Texas (B)..................  September 15      187.6      40.2          --                   Purchase
State National Bank, El Paso, Texas (B)...................     October 2    1,052.3     157.0          --                   Purchase
Liberty National Bank, Austin, Texas (B)..................    October 16      167.1      27.3          --                   Purchase
The Foothill Group, Inc., Los Angeles, California (B).....    October 19      905.1        --  31,265,378      Pooling of interests*
The First National Bank in Big Spring,
   Big Spring, Texas (B)..................................    November 1      216.9      38.0          --                   Purchase
Beacon Business Credit Corp.,
   Boston, Massachusetts (B)..............................    December 1       30.6      12.5          --                   Purchase
                                                                          ---------  --------  ----------
                                                                          $ 7,042.6  $1,077.6  69,066,490
                                                                          =========  ========  ==========

*Pooling of interests transaction was not material to the corporation's consolidated financial statements; accordingly, previously reported results were not restated.
B - Banking Group; M - Mortgage Banking; F - Norwest Financial

At December 31, 1997, the corporation had six pending acquisitions with total assets of approximately $483.9 million, and it is anticipated that cash of $48.1 million and approximately 2.1 million common shares will be issued upon completion of these acquisitions. These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed during 1998 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The corporation's banking subsidiaries are required to maintain reserve balances in cash with Federal Reserve Banks. The average amount of those reserve balances was approximately $328 million and $580 million for the years ended December 31, 1997 and 1996, respectively.

4.  INVESTMENT SECURITIES

Information related to the amortized cost and fair values of investment securities at December 31 is provided in the table below.

Amortized Cost and Fair Values of Investment Securities

                                                                    1997                                      1996
                                           ----------------------------------------------------     -------------------------
                                                           Gross            Gross                                  Gross
                                            Amortized    Unrealized      Unrealized       Fair      Amortized    Unrealized
                                              Cost         Gains           Losses        Value        Cost         Gains
                                            ---------  --------------    -----------    --------    ---------  --------------
In millions
Investment securities available for sale:
  U.S. Treasury and
     federal agencies.....................  $ 1,059.0            22.7         (5.3)      1,076.4      1,173.6            13.4
  State, municipal and
     housing-tax exempt...................    1,420.5            70.4         (2.4)      1,488.5        917.5            37.6
  Other...................................      787.4           250.4         (4.1)      1,033.7        868.8           356.9
                                            ---------           -----        -----      --------     --------           -----
  Total investment
  securities available
  for sale................................    3,266.9           343.5        (11.8)      3,598.6      2,959.9           407.9
                                            ---------           -----        -----      --------     --------           -----
Mortgage-backed securities
 available for sale:
  Federal agencies....... ................   13,812.9           326.4        (12.1)     14,127.2     12,651.0           194.4
  Collateralized mortgage
   obligations........... ................      255.8             4.9         (2.6)        258.1        165.5             7.8
                                            ---------           -----        -----      --------     --------           -----
  Total mortgage-backed
  securities available
  for sale................................   14,068.7           331.3        (14.7)     14,385.3     12,816.5           202.2
                                            ---------           -----        -----      --------     --------           -----
Total investment and
 mortgage-backed securities
 available for sale.......................   17,335.6           674.8        (26.5)     17,983.9     15,776.4           610.1
Other securities held
 for investment...........................      747.2            17.9         (2.3)        762.8        712.2            35.8
                                            ---------           -----        -----      --------     --------           -----
Total investment securities...............  $18,082.8           692.7        (28.8)     18,746.7     16,488.6           645.9
                                            =========           =====        =====      ========     ========           =====

                                                           1996
                                                   ----------------------
                                                   Gross
                                                   Unrealized      Fair
                                                   Losses          Value
                                                   ----------------------
In millions
Investment securities available for sale:
   U.S. Treasury and
      federal agencies....................                (6.9)   1,180.1
   State, municipal and
      housing-tax exempt..................                (3.2)     951.9
   Other..................................               (67.5)   1,158.2
                                                        ------   --------
   Total investment
   securities available
   for sale...............................               (77.6)   3,290.2
                                                        ------   --------
Mortgage-backed securities
 available for sale:
   Federal agencies.......................               (61.2)  12,784.2
   Collateralized mortgage
   obligations............................                (0.6)     172.7
                                                        ------   --------
   Total mortgage-backed
   securities available
   for sale...............................               (61.8)  12,956.9
                                                        ------   --------
Total investment and
   mortgage-backed securities
   available for sale.....................              (139.4)  16,247.1
Other securities held
   for investment.........................                (2.8)     745.2
                                                        ------   --------
Total investment securities...............              (142.2)  16,992.3
                                                        ======   ========

  The carrying and fair values of investment securities by maturity at December 31 were:

                                                                  1997                 1996
                                                        ---------------------   ------------------
In millions                                              Carrying        Fair   Carrying      Fair
                                                            Value       Value      Value     Value
                                                        ---------    --------   --------  --------
AVAILABLE FOR SALE:
Investment securities:
 In one year or less................................    $   504.1       504.1      649.8     649.8
 After one year through five years..................      1,319.1     1,319.1    1,295.4   1,295.4
 After five years through ten years.................        595.9       595.9      372.3     372.3
 After ten years....................................      1,179.5     1,179.5      972.7     972.7
                                                        ---------    --------   --------  --------
  Total investment securities available for sale....      3,598.6     3,598.6    3,290.2   3,290.2
                                                        ---------    --------   --------  --------
Mortgage-backed securities:
 In one year or less................................         79.7        79.7      132.8     132.8
 After one year through five years..................        340.3       340.3      409.9     409.9
 After five years through ten years.................        151.3       151.3      152.0     152.0
 After ten years....................................     13,814.0    13,814.0   12,262.2  12,262.2
                                                        ---------    --------   --------  --------
  Total mortgage-backed securities
   available for sale...............................     14,385.3    14,385.3   12,956.9  12,956.9
                                                        ---------    --------   --------  --------
Total investment and mortgage-backed
 securities available for sale......................     17,983.9    17,983.9   16,247.1  16,247.1
                                                        ---------    --------   --------  --------
HELD FOR INVESTMENT:
 In one year or less................................           --          --         --        --
 After one year through five years..................        332.0       347.6      294.8     327.8
 After five years through ten years.................           --          --         --        --
 After ten years....................................        415.2       415.2      417.4     417.4
                                                        ---------    --------   --------  --------
Total investment securities held for investment.....        747.2       762.8      712.2     745.2
                                                        ---------    --------   --------  --------
Total investment securities.........................    $18,731.1    18,746.7   16,959.3  16,992.3
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

Investment securities (including securities available for sale) carried at $7,394.4 million and $6,515.9 million were pledged to secure public or trust deposits or for other purposes at December 31, 1997 and 1996, respectively.

Interest income on investment securities for each of the three years ended December 31 was:


In millions                                                                      1997          1996          1995
                                                                             ------------  ------------  ------------
Investment securities available for sale:
   U.S. Treasury and federal agencies.....................................      $  149.4          79.8          73.5
   State, municipal and housing-tax exempt................................          74.6          53.5           6.5
   Other..................................................................          48.7          48.5          39.5
                                                                                --------       -------       -------
       Total investment securities available for sale.....................         272.7         181.8         119.5
                                                                                --------       -------       -------
Mortgage-backed securities available for sale:
   Federal agencies.......................................................       1,040.6         974.7         934.1
   Collateralized mortgage obligations....................................          17.8          13.6          11.7
                                                                                --------       -------       -------
       Total mortgage-backed securities available for sale................       1,058.4         988.3         945.8
                                                                                --------       -------       -------
Total investment and mortgage-backed securities available for sale........       1,331.1       1,170.1       1,065.3
Other securities held for investment......................................          28.3          36.2          83.8
                                                                                --------       -------       -------
Total investment securities...............................................      $1,359.4       1,206.3       1,149.1
                                                                                ========       =======       =======

Total gross realized gains and gross realized losses from the sale of investment securities for each of the three years ended December 31 were:

In millions                                                                     1997           1996           1995
                                                                            -------------  -------------  -------------
AVAILABLE FOR SALE:
Investment securities:
   Gross realized gains...................................................        $ 76.5           16.1           14.8
   Gross realized losses..................................................         (55.4)         (71.1)         (21.3)
                                                                                  ------          -----          -----
   Net realized gains (losses)............................................          21.1          (55.0)          (6.5)
Mortgage-backed securities:
   Gross realized gains...................................................          28.0           97.5           50.5
   Gross realized losses..................................................         (11.2)         (89.3)         (89.1)
                                                                                  ------          -----          -----
   Net realized gains (losses)............................................          16.8            8.2          (38.6)
                                                                                  ------          -----          -----
Net realized gains (losses) on investment
   and mortgage-backed securities available for sale......................        $ 37.9          (46.8)         (45.1)
                                                                                  ======          =====          =====

HELD FOR INVESTMENT:
Investment securities:
   Gross realized gains...................................................        $   --             --            0.7
   Gross realized losses..................................................            --             --           (0.1)
                                                                                  ------          -----          -----
Net realized gains (losses) on
 investment securities held for investment................................        $   --             --            0.6
                                                                                  ======          =====          =====

VENTURE CAPITAL SECURITIES:
   Gross realized gains...................................................        $217.4          269.3          129.3
   Gross realized losses..................................................         (26.5)         (12.9)         (27.2)
                                                                                  ------          -----          -----
Net venture capital realized gains........................................        $190.9          256.4          102.1
                                                                                  ======          =====          =====

Certain investment securities with a total amortized cost of $100.6 million, $138.7 million and $97.0 million were sold by the corporation during 1997, 1996 and 1995, respectively, due to significant deterioration in the creditworthiness of the related issuers or called by the issuers prior to maturity.

5.  LOANS AND LEASES

The carrying values of loans and leases at December 31 were:

In millions                                                                                      1997               1996
                                                                                           -----------        -----------
Commercial, financial and industrial..............................................          $10,680.2           10,204.9
Agricultural......................................................................            1,276.2            1,107.7
Real estate
   Secured by 1-4 family residential properties...................................           10,746.6           10,376.3
   Secured by development properties..............................................            2,131.4            2,104.5
   Secured by construction and land development...................................            1,005.8              943.8
   Secured by owner-occupied properties...........................................            2,866.1            2,644.6
Consumer..........................................................................           12,298.0           10,431.2
Credit card.......................................................................            1,632.2            1,566.2
Lease financing...................................................................              921.2              812.4
Foreign
   Consumer.......................................................................              864.0              774.9
   Commercial.....................................................................              212.4              187.7
                                                                                            ---------           --------
     Total loans and leases.......................................................           44,634.1           41,154.2
Unearned discount.................................................................           (2,112.5)          (1,773.2)
                                                                                            ---------           --------
     Total loans and leases, net of
      unearned discount...........................................................          $42,521.6           39,381.0
                                                                                            =========           ========

Changes in the allowance for credit losses were:

In millions                                                                                  1997      1996     1995
                                                                                         --------   -------   ------
Balance at beginning of year...........................................................  $1,040.8     917.2    789.9
 Allowances related to assets
  acquired, net........................................................................     168.1     111.3    119.1
 Provision for credit losses...........................................................     524.7     394.7    312.4

 Credit losses.........................................................................    (652.5)   (511.8)  (421.2)
 Recoveries............................................................................     152.8     129.4    117.0
                                                                                         --------   -------   ------
  Net credit losses....................................................................    (499.7)   (382.4)  (304.2)
                                                                                         --------   -------   ------
Balance at end of year.................................................................  $1,233.9   1,040.8    917.2
                                                                                         ========   =======   ======

Total non-performing assets and 90-day past due loans and leases at December 31 were:

In millions                                                                                  1997      1996
                                                                                         --------   -------
Impaired loans:
 Non-accrual...........................................................................  $   89.4      94.0
 Restructured..........................................................................       0.1       0.2
                                                                                         --------   -------
  Total impaired loans.................................................................      89.5      94.2
Other non-accrual loans and leases.....................................................      88.7      62.5
                                                                                         --------   -------
 Total non-accrual and restructured
  loans and leases.....................................................................     178.2     156.7
Other real estate owned................................................................      50.3      43.3
                                                                                         --------   -------
 Total non-performing assets...........................................................     228.5     200.0
Loans and leases past due 90 days or more*.............................................     153.8     110.7
                                                                                         --------   -------
 Total non-performing assets and
  90-day past due loans and leases.....................................................  $  382.3     310.7
                                                                                         ========   =======

*Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the years ended December 31, 1997 and 1996 were $103.4 million and $113.1 million, respectively. The allowance for credit losses related to impaired loans at December 31, 1997 and 1996 was $33.5 million and $31.4 million, respectively. Impaired loans of $1.8 million and $0.9 million were not subject to a related allowance for credit losses at December 31, 1997 and 1996, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for each of the three years ended December 31 was:

In millions                                                                      1997             1996             1995
                                                                            ---------------  ---------------  ---------------
Interest income
   As originally contracted.............................................        $20.6             25.1             15.3
   As recognized........................................................         (4.4)            (7.3)            (3.6)
                                                                                -----             ----             ----
   Reduction of interest income.........................................        $16.2             17.8             11.7
                                                                                =====             ====             ====

There were no material commitments to lend additional funds to customers whose loans were classified as non-accrual or restructured at December 31, 1997.

Leveraged lease financing amounted to $167.7 million and $151.1 million at December 31, 1997 and 1996, respectively. Deferred income taxes related to leveraged leases amounted to $132.6 million and $115.5 million at the same dates, respectively.

Loans and leases totaling $4,697.3 million and $4,614.6 million were pledged to secure Federal Home Loan Bank (FHLB) advances at December 31, 1997 and 1996, respectively.

Loans to executive officers and directors (and their associates) of the corporation and its significant subsidiaries, made in the ordinary course of business, were not material at December 31, 1997 and 1996.

6.  PREMISES AND EQUIPMENT

The carrying values of premises and equipment at December 31 were:

In millions                                                                                1997                     1996
                                                                                      --------------           ---------------
OWNED
Land................................................................................      $   165.2                     151.1
Premises and improvements...........................................................        1,087.6                     988.7
Furniture, fixtures and equipment...................................................        1,452.4                   1,298.3
                                                                                          ---------                  --------
   Total............................................................................        2,705.2                   2,438.1
                                                                                          ---------                  --------
CAPITALIZED LEASES
Premises............................................................................           19.2                      19.1
Equipment...........................................................................            2.1                       2.1
                                                                                          ---------                  --------
   Total............................................................................           21.3                      21.2
                                                                                          ---------                  --------
Total premises and equipment........................................................        2,726.5                   2,459.3
Less accumulated depreciation and amortization......................................       (1,431.0)                 (1,258.4)
                                                                                          ---------                  --------
Premises and equipment, net.........................................................      $ 1,295.5                   1,200.9
                                                                                          =========                  ========

7.  CERTIFICATES OF DEPOSIT OVER $100,000

The corporation had certificates of deposit over $100,000 of $4,478.1 million and $3,457.1 million at December 31, 1997 and 1996, respectively. Interest expense on certificates of deposit over $100,000 was $227.1 million, $177.1 million and $139.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. There were no brokered certificates of deposit at December 31, 1997 and 1996.

8.  SHORT-TERM BORROWINGS

Information related to short-term borrowings for the three years ended December 31 is provided in the table below.

At December 31, 1997, the corporation had available lines of credit totaling $2,362.4 million, including $2,062.4 million at a subsidiary, Norwest Financial. A portion of these financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

At December 31, 1997, the corporation had commercial paper placement agreements totaling $300.0 million (included in the $2,362.4 million reported in the preceding paragraph).

Short-Term Borrowings

                                                                       1997             1996              1995
                                                                 ----------------  ---------------  ----------------
In millions, except rates                                         Amount    Rate    Amount   Rate    Amount    Rate
                                                                 ---------  -----  --------  -----  ---------  -----
AT DECEMBER 31,
Commercial paper...............................................   $4,692.0  5.68%  $3,466.0  5.26%   $3,129.2  5.77%
Federal funds purchased and securities sold under
   agreements to repurchase....................................    3,349.9  5.72    2,665.0  5.47     3,563.6  5.10
Other..........................................................    1,515.1  5.96    1,441.6  5.75     1,834.4  5.88
                                                                  --------         --------          --------
   Total.......................................................   $9,557.0  5.74   $7,572.6  5.43    $8,527.2  5.52
                                                                  ========         ========          ========
FOR THE YEAR ENDED DECEMBER 31,
AVERAGE DAILY BALANCE
Commercial paper...............................................   $4,027.1  5.42%  $4,277.5  5.37%   $3,364.3  6.01%
Federal funds purchased and securities sold under
   agreements to repurchase....................................    3,045.3  4.96    2,925.0  5.03     3,854.9  5.78
Other..........................................................    1,159.4  6.05    1,351.1  5.71     1,518.4  5.97
                                                                  --------         --------          --------
   Total.......................................................   $8,231.8  5.34   $8,553.6  5.31    $8,737.6  5.90
                                                                  ========         ========          ========

MAXIMUM MONTH-END BALANCE
Commercial paper...............................................   $4,695.3  NA     $5,357.7   NA     $4,981.0   NA
Federal funds purchased and securities sold under
   agreements to repurchase....................................    5,210.1  NA      3,366.9   NA      5,670.6   NA
Other..........................................................    1,515.1  NA      1,760.9   NA      2,321.1   NA

NA--Not applicable.

9.  LONG-TERM DEBT

Long-term debt at December 31 consisted of:

In millions, except rates                                     Stated            Effective
                                                             Rate(s)             Rate(s)            1997       1996
                                                        ------------------  ------------------     --------  --------
NORWEST CORPORATION (PARENT COMPANY ONLY)
Medium-Term Notes, Series A, due 1998                     5.58% to 5.74%     5.657% to 5.819%     $     6.6       6.6
Medium-Term Notes, Series C, due 1998                     4.93% to 5.14%     5.029% to 5.240%           1.5       1.5
Floating Rate Medium-Term Notes, Series C, due 1998     5.956% to 6.006%     6.069% to 6.190%          55.0     105.0
Medium-Term Notes, Series D, due 1999 to 2001            7.125% to 8.15%     5.803% to 6.023%         375.0     375.0
Floating Rate Medium-Term Notes, Series D, due 1999               5.956%     6.075% to 6.103%         200.0     200.0
Medium-Term Notes, Series E, due 2002                              7.75%               7.842%         125.0     550.0
Floating Rate Medium-Term Notes, Series E, due 1998               5.893%               5.993%          50.0     250.0
Medium-Term Notes, Series F, due 2000 to 2005             6.50% to 7.68%     5.847% to 7.696%       1,000.0   1,000.0
Medium-Term Notes, Series G, due 1998 to 2006            5.75% to 6.875%     5.835% to 6.043%       1,950.0   1,950.0
Floating Rate Medium-Term Notes, Series G, due 1998               5.986%               6.069%          25.0      25.0
Medium-Term Notes, Series H, due 2001 to 2007            5.625% to 6.75%      5.78% to 6.895%         600.0     400.0
Medium-Term Notes, Series J, due 2006 to 2027             6.55% to 6.75%     5.929% to 6.788%         400.0     200.0
Floating Rate Euro Medium-Term Notes, due 2001                    5.863%               6.001%         300.0     300.0
5.75% Senior Notes, due 1998                                       5.75%               6.028%         100.0     100.0
6% Senior Notes, due 2000                                          6.00%               6.161%         200.0     200.0
6.003% Senior Notes, due 1997                                     6.003%                  --             --     200.0
ESOP Series B Notes, Due 1999                                      8.52%               8.709%           8.9      13.3
9 1/4% Subordinated Capital Notes, due 1997                        9.25%                  --             --     100.0
6 5/8% Subordinated Notes, due 2003                               6.625%               6.092%         200.0     200.0
6 3/4% Convertible Subordinated Debentures, due 2003               6.75%               6.805%           0.1       0.1
6.65% Subordinated Debentures, due 2023                            6.65%               6.692%         200.0     200.0
Other notes                                              5.75% to 6.625%      5.75% to 6.625%           7.8       7.5
                                                                                                  ---------  --------
 Total                                                                                              5,804.9   6,384.0
                                                                                                  ---------  --------

NORWEST FINANCIAL, INC. AND ITS SUBSIDIARIES
Senior Notes, due 1998 to 2009                            4.79% to 8.65%      4.90% to 8.93%        5,219.4   4,080.9
Senior Subordinated Notes, due 1998                                7.34%               7.34%            2.0      52.0
                                                                                                  ---------  --------
 Total                                                                                              5,221.4   4,132.9
                                                                                                  ---------  --------

OTHER CONSOLIDATED SUBSIDIARIES
FHLB Notes and Advances, due 1998 through 2027            3.15% to 8.38%      3.15% to 8.38%          376.7     477.2
Floating Rate FHLB Advances, due 1998 through 2011       5.343% to 5.919%   5.343% to 6.059%        1,325.3   2,050.0
12.25% Senior Notes, due 1998 to 2000                             12.25%              12.25%            1.8       2.5
Other notes and debentures, due 1998 through 2006        3.00% to 11.90%     3.00% to 11.90%           20.1      18.7
Mortgages payable                                        8.00% to 12.00%     8.00% to 12.00%            0.3       0.4
Capital lease obligations                                                                              16.2      16.5
                                                                                                  ---------  --------
 Total                                                                                              1,740.4   2,565.3
                                                                                                  ---------  --------
 Consolidated long-term debt                                                                      $12,766.7  13,082.2
                                                                                                  =========  ========

The corporation has entered into various interest rate swap agreements to exchange the fixed interest rate on certain debt issuances for a variable rate and to exchange the variable rate on certain debt issuances for a fixed rate. Through the use of such instruments, the corporation has synthetically altered the stated rate on certain notional amounts of outstanding debt. The effective rates included in the table are based upon rates in effect at December 31, 1997 and also reflect any related amortization of premium or discount.

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

The 6 3/4% Convertible Subordinated Debentures due 2003 can be converted into common stock of the corporation at $2.50 per share subject to adjustment for certain events. Repayment is subordinated, but only to the extent described in the indenture relating to the debentures, to the prior payment in full of all of the corporation's obligations for borrowed money. The subordinated debentures are redeemable at the principal amount.

The 6.65% Subordinated Debentures due 2023 are unsecured and subordinated to all present and future senior debt of the corporation. There is no right of acceleration in the case of default in the payment of principal or interest or in the lack of performance of any covenant of the corporation. Payment of principal may be accelerated only in the case of bankruptcy of the corporation.

The maturities of the FHLB advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year.

The corporation has the option to call $100 million of Medium-Term Notes, Series F beginning May 10, 1998 upon 30 days' notice. During 1997, the corporation called $50 million of Medium-Term Notes, Series C and $25 million of Medium-Term Notes, Series E.

Maturities of long-term debt at December 31, 1997 were:


                                                                      Parent
In millions                                       Consolidated  Company Only
                                                  ------------  ------------

1998............................................     $ 1,918.2         694.6
1999............................................       1,806.9         780.8
2000............................................       1,744.3         801.5
2001............................................       1,243.1         801.4
2002............................................       1,317.7         625.8
Thereafter......................................       4,736.5       2,100.8
                                                     ---------       -------
 Total..........................................     $12,766.7       5,804.9
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

                                                                                             Annual
                                                                                            Dividend          Amount
In millions, except share and per share amounts                    Shares Outstanding         Rate          Outstanding
                                                                 ----------------------     ---------   --------------------
                                                                    1997        1996           1997       1997        1996
                                                                 ----------  ----------     ---------   --------     -------
Cumulative Tracking, $200 stated value.......................       980,000     980,000       9.30%       $196.0       196.0
1997 ESOP Cumulative Convertible, $1,000 stated value........        22,927          --       9.50%         23.0          --
1996 ESOP Cumulative Convertible, $1,000 stated value........        22,831      24,469       8.50%         22.8        24.5
1995 ESOP Cumulative Convertible, $1,000 stated value........        20,625      22,716      10.00%         20.6        22.7
ESOP Cumulative Convertible, $1,000 stated value.............        10,022      11,594       9.00%         10.0        11.6
Less: Cumulative Tracking shares held by a subsidiary........       (25,000)    (25,000)                    (5.0)       (5.0)
                                                                  ---------   ---------                   ------       -----
                                                                  1,031,405   1,013,779                    267.4       249.8
                                                                  =========   =========
Unearned ESOP shares.........................................                                              (79.4)      (61.0)
                                                                                                          ------       -----
       Total preferred stock.................................                                             $188.0       188.8
                                                                                                          ======       =====

All shares of the corporation's 1997 ESOP Cumulative Convertible Preferred Stock, 1996 ESOP Cumulative Convertible Preferred Stock, 1995 ESOP Cumulative Convertible Preferred Stock and ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) were issued to a trustee acting on behalf of the Norwest Corporation Savings Investment Plan and Master Savings Trust (the
Plan). Dividends on the ESOP Preferred Stock are cumulative from the date of initial issuance and are payable quarterly at annual rates ranging from 8.50 percent to 10.00 percent, depending upon the year of issuance, as shown in the table. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is converted into shares of common stock of the corporation based on the stated value of the ESOP Preferred Stock and the then current market price of the corporation's common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock is redeemable at any time, in whole or in part, at the option of the corporation at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends and (b) the fair market value, as defined in the Certificates of Designation of the ESOP Preferred Stock.

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

On December 30, 1994, the corporation issued 980,000 shares of Cumulative Tracking Preferred Stock, $200 stated value per share, of which 25,000 shares were held by a subsidiary at December 31, 1997, 1996 and 1995. Dividends on shares of Cumulative Tracking Preferred Stock are cumulative from the date of issue and are payable quarterly. The initial dividend rate is 9.30 percent per annum. The dividend rate is reset on January 1, 2000, and on January 1 of each fifth year thereafter. The reset rate is the greater of the 5-, 10-, 30-year Treasury rate or three-month LIBOR plus 250 basis points. At the time of initial issuance of the shares of Cumulative Tracking Preferred Stock, the holders thereof became assignees of the corporation's beneficial interest in an equivalent number of Class A preferred limited liability company interests of Residential Home Mortgage, L.L.C., a subsidiary of the corporation. Holders of shares of Cumulative Tracking Preferred Stock are entitled to receive, in addition to the dividends, certain additional cash distributions that are based on the results of operations of the limited liability company. The shares of Cumulative Tracking Preferred Stock may be redeemed after December 31, 1999, at the option of the corporation. The shares of Cumulative Tracking Preferred Stock rank on a parity, both as to payment of dividends and the distribution of assets upon liquidation, with the corporation's ESOP Preferred Stock. The Cumulative Tracking Preferred Stock ranks prior, both as to payment of dividends and the distribution of assets upon liquidation, to common stock and, if any, the corporation's junior participating preferred stock. At December 31, 1997, there were two holders of record of the Cumulative Tracking Preferred Stock.

All shares of the corporation's Cumulative Convertible Preferred Stock, Series B, $200 stated value per share, in the form of depositary shares, were called for redemption on September 1, 1995 at a price of $52.10 per depositary share plus accrued dividends. All shares of the corporation's 10.24% Cumulative Preferred Stock, $100 stated value, were redeemed on January 2, 1996 at the stated value.

Common Stock On April 22, 1997, the stockholders approved an amendment to the corporation's Restated Certificate of Incorporation increasing the authorized shares of common stock to 1,000,000,000. On September 23, 1997, the corporation's board of directors declared a two-for-one stock split of the common shares to be effected in the form of a 100 percent stock dividend, distributed on October 10, 1997, to stockholders of record on October 2, 1997. The stock split resulted in an increase in issued common stock of 381,109,956 shares and was accounted for by a transfer of $635.2 million to common stock from surplus. All prior year common share and per share disclosures have been restated to reflect the stock split.

Each share of the corporation's common stock includes one preferred share purchase right. These rights will become exercisable only if a person or group acquires or announces an offer to acquire 25 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 15 percent by the board of directors prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one eight-hundredth of a share of a new series of junior participating preferred stock at a price of $175 for each one one-hundredth of a preferred share. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the corporation's common stock or shares in an "acquiring entity" at one-half of the then current market value. The corporation will generally be entitled to redeem the rights at one-eighth cent per right at any time before they become exercisable. The rights will expire on November 23, 1998, unless extended, previously redeemed or exercised. The corporation has reserved 1.25 million shares of preferred stock for issuance upon exercise of the rights.

During 1996 and 1995, holders of $10,000 and $270,000, respectively, of convertible subordinated debentures exchanged such debt for 2,000 shares and 54,000 shares, respectively, of the corporation's common stock. There were no conversions in 1997. At December 31, 1997, there were four holders of record of the convertible subordinated debentures.

Under the corporation's direct purchase plan, individuals may purchase shares of common stock at market prices up to $10,000 per month and may reinvest dividends.

The corporation had reserved shares of authorized but unissued common stock at December 31, as follows:

                                                                                1997                  1996
                                                                       -------------         -------------
Stock incentive plans..........................................           92,211,575            90,803,952
Convertible subordinated debentures and warrants*..............           35,963,348            35,963,348
Dividend reinvestment..........................................            2,500,057             3,344,260
Invest Norwest Program.........................................            1,488,600             2,241,986
Savings Investment Plans and Executive Incentive Compensation
 Plan..........................................................            5,695,384             8,798,768
Directors' Formula Stock Award and Stock Deferral Plans........              624,436               653,582
Employees' deferral plans......................................            1,815,212             1,884,680
                                                                       -------------         -------------
Total..........................................................          140,298,612           143,690,576
                                                                       =============         =============

*Includes warrants issued by the corporation to subsidiaries to purchase shares of the corporation's common stock as follows: 8,928,172 shares at $42.50 per share in 1996, 11,000,176 shares at $37.50 per share in 1995 and 16,000,000 shares at $35.00 per share in 1994.

11.  EMPLOYEE BENEFIT AND STOCK INCENTIVE PLANS

Savings Investment Plans Under the Savings Investment Plan (SIP), each eligible SIP participant was permitted in 1997 to contribute on a before-tax basis up to 12 percent of his or her certified earnings. However, SIP participants who were also eligible to participate in the Employees' Deferred Compensation Plan were only allowed to contribute up to six percent of certified earnings. Effective January 1, 1998, participants not eligible for the Employees' Deferred Compensation Plan may contribute on a before-tax basis up to 18 percent of certified earnings. Contributions will be matched 100 percent by the corporation up to six percent of the participant's certified earnings. The corporation's matching contributions vest 25 percent per year of employment. All of the corporation's matching contributions are invested in the corporation's common stock. The participant's contributions may be invested in one or more of ten investment funds, including a Norwest common stock fund, or a combination thereof, at the participant's direction. The corporation also maintains a Supplemental Savings Investment Plan under which amounts otherwise available for contribution to the SIP, in excess of the contribution limitations imposed by the Internal Revenue Code, are credited to an account for the participant. Contribution expense for the plans amounted to $50.1 million, $33.0 million and $37.5 million in 1997, 1996 and 1995, respectively.

SIP contains Employee Stock Ownership Plan (ESOP) provisions under which SIP may borrow money to purchase the corporation's common or preferred stock. Beginning in 1994, the corporation loaned money to SIP which has been used to purchase shares of the corporation's ESOP Preferred Stock. As ESOP Preferred Stock is released and converted into common shares, compensation expense is recorded equal to the current market price of the common shares. Dividends on the common shares allocated as a result of the release and conversion of the ESOP Preferred Stock are recorded as a reduction of retained earnings and the shares are considered outstanding for purposes of earnings per share computations. Dividends on the unallocated ESOP Preferred Stock are not recorded as a reduction of retained earnings, and the shares are not considered to be common stock equivalents for purposes of earnings per share computations. Loan principal and interest payments are made from the corporation's contributions to SIP, along with dividends paid on the ESOP Preferred Stock. With each principal and interest payment, a portion of the ESOP Preferred Stock is released and, after conversion of the ESOP Preferred Stock into common shares, allocated to SIP participants.

In 1989, the corporation loaned money to SIP which was used to purchase shares of the corporation's common stock (the 1989 ESOP shares). The corporation accounts for the 1989 ESOP shares in accordance with AICPA Statement of Position 76-3. Accordingly, the corporation's ESOP loans to SIP related to the purchase of the 1989 ESOP shares are recorded as a reduction of stockholders' equity, and compensation expense based on the cost of the shares is recorded as shares are released and allocated to participants' accounts. The 1989 ESOP shares are considered outstanding for purposes of earnings per share computations and dividends on the shares are recorded as a reduction to retained earnings. The 1989 ESOP shares also include ESOP shares acquired in conjunction with business combinations accounted for under the pooling of interests method of accounting. The loans from the corporation to SIP are repayable in monthly installments through April 26, 1999, with interest at 8.45 percent. Interest income on these loans was $1.0 million, $1.2 million and $1.1 million in 1997, 1996 and 1995, respectively, and is included as a reduction in salaries and benefits expense. Total interest expense on the Series A and B ESOP Notes was $0.8 million, $ 3.7 million and $3.7 million in 1997, 1996 and 1995, respectively. Total dividends paid to SIP on ESOP shares were as follows:

In millions                                          1997           1996           1995
                                              -----------     ----------     ----------
ESOP Preferred Stock:
  Common dividends........................    $       4.4            2.9            1.5
  Preferred dividends.....................            4.0            3.2            3.5
1989 ESOP shares:
  Common dividends........................           10.6            9.1            7.7
                                              -----------     ----------     ----------

Total.....................................    $      19.0           15.2           12.7
                                              ===========     ==========     ==========

The ESOP shares as of December 31 were as follows:

In millions, except shares                      1997         1996
                                             -----------  ----------
ESOP Preferred Stock:
   Allocated shares (common).............      7,793,681   6,580,846
   Unreleased shares (preferred).........         76,405      58,779
1989 ESOP shares:
   Allocated shares......................     15,555,673  15,382,122
   Unreleased shares.....................      1,053,925   1,993,978

Fair value of unearned ESOP shares.......    $      76.4        58.8

Norwest Financial Services, Inc. has a thrift and profit sharing plan for its employees in which eligible employees may make basic contributions of up to 6% of their compensation and supplemental contributions up to an additional 4% of their compensation. Norwest Financial Services, Inc. makes a matching contribution of 25 percent of the basic employee contributions. Norwest Financial Services, Inc. may also make a profit sharing contribution with the amount determined by the percentage return on equity of Norwest Financial Services, Inc. and its subsidiaries. Contribution expense for the plan was $17.3 million, $15.3 million and $12.1 million in 1997, 1996 and 1995, respectively.

Pension Plans The corporation's noncontributory defined benefit pension plans cover substantially all full-time employees. Pension benefits provided are based on the employee's highest compensation in three consecutive years during the last ten years of employment. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future.

The combined plans' funded status at December 31 is presented below.


In millions                                                                               1997       1996
                                                                                        ---------  --------
Plan assets at fair value*....................................................          $1,338.6   1,111.3
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested benefits
     of $824.0 and $693.1 in 1997 and 1996, respectively......................             889.2     755.8
   Projected benefit obligation for service rendered to date..................           1,083.5     927.6
                                                                                        --------   -------
Plan assets greater than projected benefit obligation.........................             255.1     183.7
Unrecognized net gain from past experience different from that
assumed and effects of changes in assumptions.................................            (225.5)   (155.6)
Unrecognized net asset being amortized over
   approximately 17 years.....................................................              (8.8)    (10.1)
Unrecognized prior service cost...............................................               7.4      (0.6)
                                                                                        --------   -------
Prepaid pension assets included in other assets...............................          $   28.2      17.4
                                                                                        ========   =======

*Consists primarily of listed stocks and bonds and obligations of the U.S. government and its agencies.

The components of net pension expense for the years ended December 31 are presented below.


In millions                                                                   1997       1996      1995
                                                                           -------   --------   -------
Service cost-benefits earned during the year.........................      $  48.8       42.8      45.4
Interest cost on projected benefit obligation........................         69.1       57.2      55.4
Actual return on plan assets.........................................       (237.4)    (156.4)   (156.5)
Net amortization and deferral*.......................................        147.1       79.5     105.6
                                                                           -------   --------   -------
Net pension expense..................................................      $  27.6       23.1      49.9
                                                                           =======   ========   =======

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and the amortization of the unrecognized net gains and losses over five years.

The corporation also has established grantor trusts to be used to satisfy in part its non-qualified pension benefit liabilities. The market value of these trusts was $84.2 million and $70.5 million as of December 31, 1997 and 1996, respectively, and is not included in plan assets as presented above.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was seven percent for both 1997 and 1996. The rate of increase in future compensation levels used in actuarial computations was five percent in 1997 and 1996. The expected long-term rate of return on assets was nine percent in 1997 and eight percent in 1996.

Other Postretirement Benefits The corporation sponsors medical plans for retired employees. Substantially all employees become eligible for these benefits if they retire under the corporation's pension plans. The corporation's funding policy is to maximize the federal income tax benefits of the contributions while maintaining adequate assets to provide for both benefits earned to date and those expected to be earned in the future. The combined plans' funded status at December 31 is presented below.

In millions
                                                            1997     1996
                                                          ------   ------
Plan assets at fair value*..............................  $140.4   124.4
Accumulated postretirement benefit obligation:
 Retirees...............................................    74.7    77.2
 Fully eligible active plan participants................     1.0     0.8
 Other active plan participants.........................   145.1   124.8
                                                          ------   -----
                                                           220.8   202.8
Plan assets less than accumulated
 postretirement benefit obligation......................    80.4    78.4
Unrecognized net gain (loss)............................    18.6    15.9
Unrecognized prior service cost.........................    (1.7)   (1.9)
                                                          ------   -----
Accrued postretirement benefit liabilities included in
 other liabilities......................................  $ 97.3    92.4
                                                          ======   =====

*Consists primarily of life insurance policies, listed stocks and bonds and obligations of the U.S. government and its agencies.

The components of net periodic postretirement benefit expense for the years ended December 31 are presented below.

In millions                                                    1997        1996      1995
                                                           --------     -------   -------


Service cost-benefits earned during the year........       $   12.2        11.6      10.7
Interest cost on accumulated postretirement
  benefit obligation................................           14.2        13.0      12.7
Actual return on plan assets........................          (17.5)      (13.7)    (15.2)
Net amortization and deferral*......................            2.5         4.9      13.6
                                                           --------     -------   -------
Net periodic postretirement benefit expense.........       $   11.4        15.8      21.8
                                                           ========     =======   =======

*Consists primarily of the net effects of the difference between the expected investment return and the actual investment return and amortization of gains and losses over five years.

For measurement purposes, a 10.0 percent annual increase in the cost of covered health care benefits is assumed in the first year. This rate is assumed to decrease to eight percent after five years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one percent increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $32.5 million at December 31, 1997, and the service and interest components of the net periodic cost by $5.1 million for the year. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was seven percent in 1997 and 1996. The expected long-term rate of return on plan assets after taxes was 5.4 percent for 1997 and 4.8 percent for 1996.

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

At the discretion of a committee comprised of non-management directors, participants may be granted stock options, stock appreciation rights, restricted stock, performance awards, and stock awards without restrictions. At December 31, 1997, 265,640 shares of restricted stock and options to acquire 42,432,953 shares of common stock were outstanding under the LTICP.

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

On July 23, 1996, the corporation's board of directors approved the Norwest Corporation Best Practices PartnerShares Plan, a broad-based employee stock option plan. In conjunction with the plan's approval, options for 9,751,800 shares, with an exercise price of $16.56 per share, were granted to full and part-time employees who were not participants in the LTICP (the 1996 PartnerShares grant). On July 10, 1997, the market value of the corporation's common stock closed above the vesting price for the 1996 PartnerShares grant. Of
7.6 million options that vested, 4.4 million had been exercised at December 31, 1997. On September 23, 1997, the corporation's board of directors approved a second grant under this plan to eligible employees (the 1997 PartnerShares grant). The 1997 PartnerShares grant awarded options to acquire 21.9 million common shares, at an exercise price of $31.34 per share, which are generally exercisable upon the earlier of September 24, 2002, or the first date the closing market value of the corporation's common stock equals or exceeds $60 per share.

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

In millions, except per common share amounts
                                                    1997         1996      1995
                                                --------     --------   -------
Net income
  As reported...............................    $1,351.0      1,153.9     956.0
  Pro forma.................................     1,315.9      1,143.8     953.2
Earnings per common share:
  Basic
   As reported..............................        1.78         1.55      1.39
   Pro forma................................        1.73         1.54      1.39
  Diluted
   As reported..............................        1.75         1.54      1.36
   Pro forma................................        1.71         1.52      1.36

The fair value for each option grant for the LTICP and the Best Practices PartnerShares Plan used in the foregoing pro forma amounts is estimated on the date of grant using an option pricing model. The model incorporates the following weighted-average assumptions used for grants in 1997, 1996 and 1995:
15.45 percent dividend growth; 20 percent expected volatility; risk-free interest rates ranging from 5.11 percent to 7.84 percent; and expected lives ranging from 1 to 5 years.

Stock Option Transactions In connection with the acquisition of Benson Financial Corporation (Benson) in 1996, the corporation assumed Benson's obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 110,764 shares of the corporation's common stock. At December 31, 1997, 28,482 of such options remain outstanding.

In connection with the 1994 acquisition of First National Bank of Kerrville (Kerrville), the corporation assumed Kerrville's obligations under a stock option plan. As a result of the acquisition, all options under the plan were converted into options to acquire 362,600 shares of the corporation's common stock, of which 77,500 options remain outstanding as of December 31, 1997.

In connection with the 1993 acquisition of Financial Concepts Bancorp, Inc. (Financial Concepts), the corporation assumed Financial Concepts' obligations under a stock option plan. As a result of the merger, all options under the plan were converted into options to acquire 199,424 shares of the corporation's common stock. At December 31, 1997, 78,528 of such options remain outstanding.

In connection with the 1993 acquisition of Lincoln Financial Corporation (Lincoln), the corporation assumed Lincoln's obligations under two stock option plans and a Director's Stock Compensation Plan. At December 31, 1997, options to acquire 26,112 shares of common stock were outstanding under one of Lincoln's stock option plans.

In connection with the United Banks of Colorado, Inc. (United) merger in 1992, the corporation assumed United's obligations under two stock option plans and the Outside Directors' Supplemental Compensation Plan. At December 31, 1997, options to acquire 30,500 shares were outstanding under one of United's stock option plans.

A summary of stock option activity under the LTICP and acquired plans is presented below.

                                                                                     Weighted
                                                        Available      Options        Average
                                                        for Grant    Outstanding   Exercise Price
                                                       -----------   -----------   --------------
December 31, 1994 (16,968,666 options exercisable)...   15,845,078    31,432,216       $ 10.5380
 Granted* (Weighted average fair
  value $1.9713 per option)..........................   (3,720,442)    3,720,442         14.7885
 Shares Swapped......................................    1,231,618            --
 Exercised...........................................           --    (3,853,152)         8.0416
 Cancelled...........................................      659,036      (659,272)        12.6506
 Restricted Stock Awards.............................      (87,400)           --
                                                       -----------    ----------   -------------
December 31, 1995 (19,227,188 options exercisable)...   13,927,890    30,640,234         11.3225
 Shareholder amendment...............................   35,000,000            --
 Granted* (Weighted average fair
  value $2.9143 per option)..........................   (4,242,450)    4,242,450         18.0401
 Shares Swapped......................................    4,041,922            --
 Exercised...........................................           --    (6,867,658)        10.7668
 Cancelled...........................................      522,358      (522,358)        13.6879
 Restricted Stock Awards.............................      (48,000)           --
 Acquisition of Benson...............................           --       110,764          4.7410
                                                       -----------    ----------   -------------
December 31, 1996 (20,817,912 options exercisable)...   49,201,720    27,603,432         12.4818
 Granted* (weighted average fair
  value $4.4054 per option)..........................  (25,231,462)   25,231,462         30.7314
 Shares Swapped......................................      868,407            --
 Exercised...........................................           --    (9,287,984)        11.4908
 Cancelled...........................................      914,435      (872,835)        26.6733
 Restricted Stock Awards.............................      (92,000)           --
                                                       -----------    ----------   -------------
December 31, 1997 (20,506,305 options exercisable)...   25,661,100    42,674,075        $23.1511
                                                       ===========    ==========   =============

*Includes  2,687,762,  2,680,800  and  1,178,276 AO grants at December 31, 1997,
 1996, and 1995, respectively.

The following table summarizes information about stock options outstanding at December 31, 1997 with respect to the LTICP and acquired plans.

                                      Options Outstanding                                 Options Exercisable
                  -----------------------------------------------------------     ---------------------------------------
                                        Weighted Average
                        Number             Remaining
    Range of        Outstanding on      Contractual Life     Weighted Average      Number Exercisable    Weighted Average
Exercise Prices   December 31, 1997         in Years         Exercise Price       on December 31, 1997    Exercise Price
---------------   -----------------   ------------------     ----------------     --------------------   ----------------
$   2.24-4.99           446,509              3.2                  $ 3.77                  446,509             $ 3.77
    5.00-9.99         2,914,413              2.9                    7.93                2,914,413               7.93
  10.00-14.99        10,339,587              5.4                   12.80               10,339,587              12.80
  15.00-19.99         4,176,936              6.9                   17.21                3,832,866              17.25
  20.00-24.99           701,722              6.3                   22.73                  696,722              22.72
  25.00-29.99           796,730              6.5                   27.08                  708,730              27.30
  30.00-34.99        23,036,892              9.3                   30.90                1,479,692              31.33
  35.00-38.53           261,286              8.6                   36.16                   87,786              37.17
                    -----------                                                       -----------
     Total           42,674,075                                                        20,506,305
                    ===========                                                       ===========

The weighted average fair value of options granted under the corporation's Best Practices PartnerShares Plan was $2.8365 per option for the 1996 PartnerShares grant and $4.8093 per option for the 1997 PartnerShares grant. At December 31, 1997, 23,876,400 options were outstanding under the Best Practices PartnerShares Plan, of which 3,238,400 options were exercisable at an option price of $16.56 and 76,800 options were exercisable at an option price of $31.34. During 1997, 4,415,800 options were exercised and 3,164,900 options were cancelled. During 1996, 300 options were exercised and 462,750 options were cancelled.

12.  INCOME TAXES

Components of income tax expense were:

In millions                               1997    1996     1995
                                         ------  ------   ------
Current
Federal..............................    $606.7   374.2   468.2
State................................      47.0    10.5    41.7
Foreign..............................      32.9    37.1    27.3
                                         ------   -----   -----
 Total current.......................     686.6   421.8   537.2
                                         ------   -----   -----
Deferred
Federal..............................      21.3   173.5   (56.5)
State................................       2.4    36.7   (11.4)
Foreign..............................     (11.6)   (4.4)   (2.5)
                                         ------   -----   -----
 Total deferred......................      12.1   205.8   (70.4)
                                         ------   -----   -----
 Total...............................    $698.7   627.6   466.8
                                         ======   =====   =====

Income tax expense applicable to net gains on investment securities for the year ended December 31, 1997 was $13.3 million. Income tax benefit applicable to net losses on investment securities for the years ended December 31, 1996 and 1995 was $16.5 million and $14.6 million, respectively.

Income before income taxes from operations outside the United States was $56.0 million, $85.5 million, and $56.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

The net deferred tax liability (asset) included the following major temporary differences at December 31:

In millions
                                                              1997      1996
                                                         ---------   -------
Deferred tax liabilities
     Depreciation......................................  $    36.4      38.9
     Lease financing...................................      224.6     252.0
     Mark to market....................................      122.4     160.1
     Mortgage servicing................................      747.1     483.2
     FAS 115 adjustment................................      239.8     167.2
     Other.............................................      149.3     121.3
                                                         ---------   -------
       Total deferred tax liabilities..................    1,519.6   1,222.7
                                                         ---------   -------
Deferred tax assets
     Provision for credit losses.......................     (344.2)   (271.3)
     Expenses deducted when paid.......................     (476.1)   (233.8)
     Other.............................................     (245.2)   (263.4)
                                                         ---------   -------
       Total deferred tax assets.......................   (1,065.5)   (768.5)
Valuation allowance....................................         --        --
                                                         ---------   -------
     Deferred tax assets, net..........................   (1,065.5)   (768.5)
                                                         ---------   -------
Total net deferred tax liability.......................  $   454.1     454.2
                                                         =========   =======

The corporation has determined that it is not required to establish a valuation reserve for any of the deferred tax assets since it is more likely than not that these assets will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The corporation's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on federal taxable income of over $1.9 billion in the carryback period, substantial state taxable income in the carryback period, as well as a history of growth in earnings and the prospects for continued growth.

The deferred tax liability related to FAS 115 had no impact on 1997, 1996 or 1995 income tax expense as the effect of unrealized gains and losses, net of taxes, was recorded in stockholders' equity.

A reconciliation of the federal income tax rate to effective income tax rates follows:

                                             1997   1996   1995
                                             ----   ----   ----
Federal income tax rate....................  35.0%  35.0   35.0
Adjusted for
   State income taxes......................   1.6    1.7    1.4
   Tax-exempt income.......................  (1.8)  (1.5)  (1.9)
   Other, net..............................  (0.7)    --   (1.7)
                                             ----   ----   ----
Effective income tax rate..................  34.1%  35.2   32.8
                                             ====   ====   ====

13.  COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 1997, the corporation and its subsidiaries were obligated under noncancelable leases for premises and equipment with terms, including renewal options, ranging from one to approximately 100 years, which provide for increased rentals based upon increases in real estate taxes, operating costs or selected price indices.

Rental expense (including taxes, insurance and maintenance when included in rent, and contingent rentals), net of sublease rentals, amounted to $213.1 million, $227.6 million and $187.4 million in 1997, 1996 and 1995, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases, net of sublease rentals, with terms of one year or more, at December 31, 1997 were:



                                                      Capital       Operating
In millions                                           Leases        Leases
                                                      ------        ---------
1998................................................  $  2.0        $   146.1
1999................................................     2.1            128.6
2000................................................     2.1            115.7
2001................................................     2.1             92.4
2002................................................     1.9             66.8
Thereafter..........................................    27.2            546.6
                                                      ------        ---------
Total minimum rental payments.......................    37.4        $ 1,096.2
                                                                    =========

Less interest.......................................   (21.2)
                                                      ------
Present value of net minimum rental payments........  $ 16.2
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

A summary of the contractual amounts of these financial instruments at December 31 is as follows:


In millions                                               1997        1996
                                                   -----------    --------

Commitments to extend credit....................   $  16,964.8    10,191.7
Standby letters of credit*......................       1,104.0     1,117.3
Other letters of credit.........................         374.0       284.0

*Total standby letters of credit are net of participations sold to other institutions of $487.6 million in 1997 and $386.4 million in 1996.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by subsidiaries of the corporation to guarantee the performance of a customer to a third party. Outstanding standby letters of credit at December 31, 1997 supported $734.9 million of industrial revenue bonds, $366.3 million of supplier payment guarantees, $148.5 million of insurance premium financing, $167.2 million of performance bonds and $174.7 million of other obligations of unaffiliated parties with maturities up to 20 years, 10 years, three years, 17 years and 17 years, respectively. Risks associated with such standby letters of credit are considered in the evaluation of overall credit risk in determining the allowance for credit losses. The collateral requirements are essentially the same as those involved in extending loan facilities to customers. As part of its overall risk management strategy, the corporation does not believe it has any significant concentrations of credit risk.

Other commitments include sales of mortgage loans prior to 1985 in non-standard, negotiated transactions, primarily with the Federal Home Loan Mortgage Corporation, which provide for recourse to Norwest Inc. The Mortgage, outstanding loan balances which relate to these sales transactions amounted to $73.6 million and $79.1 million at December 31, 1997 and 1996, respectively. The corporation has also provided a financial guarantee related to the sale of certain mortgage participation certificates in the event LIBOR exceeds specified levels. The liability under the foregoing arrangements is not material.

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

In millions                                                              1997        1996       1995
                                                                         ----        ----       ----
Interest income:
   Securities.....................................................    $   40.8       24.7       11.2
   Swaps and other interest rate contracts........................          --         --        3.6
                                                                      --------       ----       ----
     Total interest income........................................        40.8       24.7       14.8
                                                                      --------       ----       ----
Non-interest income:
   Gains on securities sold.......................................        68.3       26.7       15.6
   Foreign exchange trading.......................................        13.6        9.2        7.8
   Swaps and other interest rate contracts........................         1.1       (0.9)       6.0
   Options........................................................         4.4       (3.0)      11.6
   Futures........................................................        (8.8)       3.3       (1.1)
                                                                      --------       ----       ----
     Total non-interest income....................................        78.6       35.3       39.9
                                                                      --------       ----       ----
Total trading revenues............................................    $  119.4       60.0       54.7
                                                                      ========       ====       ====

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

Derivative Financial Instruments Held or Issued for Trading Purposes The following table provides the notional and fair value of the corporation's derivatives included in its trading portfolio at December 31, 1997 and 1996, and the average fair value of derivatives held or issued for trading purposes during the years ended December 31, 1997 and 1996:

                                                                   1997                                             1996
                                                        ---------------------------------          -------------------------------
                                                                                Average                                  Average
                                                        Notional     Fair      Daily Fair          Notional    Fair    Daily Fair
In millions                                              Value       Value        Value              Value     Value      Value
-----------                                             --------     -----     ----------          --------    -----   -----------
Swaps:
    In a favorable position..........................   $ 525.0        3.5        4.0              226.0        2.8        4.0
    In an unfavorable position.......................     614.0       (4.0)      (4.0)             383.0       (1.5)      (4.0)
Caps and Floors:
    In a favorable position..........................     471.0        1.1        1.0              450.0        2.1        1.0
    In an unfavorable position.......................     574.0       (1.5)      (2.0)             505.0       (2.0)      (1.0)
Options:
    Purchased........................................      40.0         --         --                 --         --         --
    Written..........................................        --         --       (1.0)                --         --       (3.0)
Futures contracts:
    In a favorable position..........................       2.0         --         --              434.0         --         --
    In an unfavorable position.......................      15.0         --         --              449.0         --         --
Foreign exchange contracts:
    In a favorable position..........................     573.0       20.5       14.0              246.0       10.3        6.0
    In an unfavorable position.......................     540.0      (19.2)     (13.0)             290.0      (10.0)      (5.0)
Foreign exchange options:
    Purchased........................................       6.0        0.1         --                4.0        0.4         --
    Written..........................................       4.0        0.1         --                4.0       (0.4)        --


Derivative Financial Instruments Held or Issued for Purposes Other Than Trading The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps and interest rate caps and floors) as part of an overall interest rate risk management strategy.

The use of interest rate contracts enables the corporation to synthetically alter the repricing characteristics of designated assets and interest-bearing liabilities. In the following information for cash flows and maturities, variable rates are assumed to remain constant at December 31, 1997 levels. To the extent that rates change, both the average notional and variable interest rate information may change. Interest rate swaps generally involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. Generic swaps' notional amounts do not change for the life of the contract. The current outstanding amortizing swaps' average notional amounts change based on a remaining principal amount of a pool of mortgage-backed securities. Generally, as rates fall, the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. Basis swaps are contracts where the corporation receives an amount and pays an amount based on different floating indices. Currently, interest rate floors, futures contracts and options on futures contracts are principally being used by the corporation in hedging its portfolio of mortgage servicing rights. The floors provide for the receipt of payments when interest rates are below predetermined interest rate levels. The cash flows on interest rate floors and futures contracts are used, as appropriate, to offset lost future servicing revenue related to increased levels of prepayments associated with lower interest rates. Option contracts allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from or to the seller or "writer" of the option. The writer of the option receives a premium at the outset and then bears the risk of an unfavorable change in the price of the underlying financial instrument. Forward foreign exchange contracts are used by the corporation to hedge uncertainties in funding costs related to certain commercial paper issuances denominated in foreign currencies. The table below presents the maturity and weighted average rates for end-user derivatives by type at December 31, 1997.

For the year ended December 31, 1997, end-user derivative activities increased interest income by $0.7 million and reduced interest expense by $81.2 million, for a total benefit to net interest income of $81.9 million. For 1996 and 1995, end-user derivative activities increased interest income by $9.8 million and decreased interest income by $2.7 million, respectively, and reduced interest expense by $47.1 million and $9.8 million, respectively, for a total benefit to net interest income of $56.9 million and $7.1 million, respectively.

                                                                         Maturity
                                          ----------------------------------------------------------------
Dollars in millions                         1998        1999     2000    2001   2002    Thereafter   Total
                                          ------        ----     ----    ----   ----    ----------   -----
Swaps:
Generic receive fixed-
 Notional value.........................  $   650        766      400     500      500      1,500    4,316
 Weighted average receive rate..........     6.34%      7.28     6.17    6.35     6.81       6.53     6.61
 Weighted average pay rate..............     5.82       5.93     5.85    5.83     5.94       5.84     5.86
Amortizing receive fixed-
 Notional value.........................  $    --      1,939    1,246      --       --         --    3,185
 Weighted average receive rate..........       --%      7.46     6.43      --       --         --     7.06
 Weighted average pay rate..............       --%      5.71     5.91      --       --         --     5.78
Generic pay fixed-
 Notional value.........................  $    --         --        5       6      100        110      221
 Weighted average receive rate..........       --%        --     5.81    5.94     5.94       5.89     5.91
 Weighted average pay rate..............       --%        --     6.15    6.33     5.99       5.75     5.88
Basis-
 Notional value.........................  $    29         --       --      --       --         --       29
 Weighted average receive rate..........     4.41%        --       --      --       --         --     4.41
 Weighted average pay rate..............     2.99%        --       --      --       --         --     2.99
Interest rate caps and floors:*
 Notional value.........................  $   527        400    3,200   4,750       --      5,500   14,377
Futures contracts:*
 Notional value.........................  $ 4,690                  --      --       --         --    4,690
Options on futures contracts:*
 Notional value.........................  $ 9,886         --       --      --       --         --    9,886
Security options:*
 Notional value.........................  $ 1,200         40       --      --       --         --    1,240
Forward foreign exchange contracts:
 Notional value.........................  $   491         --       --      --       --         --      491
                                          -------      -----    -----   -----     ----      -----   ------
  Total notional value..................  $17,473      3,145    4,851   5,256      600      7,110   38,435
                                          =======      =====    =====   =====     ====      =====   ======
Total weighted average rates on swaps:
  Receive rate..........................     6.25%      7.41     6.37    6.34     6.67       6.49     6.77
                                          =======      =====    =====   =====     ====      =====   ======
  Pay rate..............................     5.70%      5.77     5.90    5.83     5.95       5.83     5.82
                                          =======      =====    =====   =====     ====      =====   ======

*Average rates are not meaningful for interest rate caps and floors, futures, contracts or options.
Note: Weighted average variable rates are the actual rates as of December 31, 1997.

Activity in the notional amounts of end-user derivatives for each of the three years ended December 31, 1997, 1996, and 1995, is summarized as follows:

                                                           Swaps
                              ----------------------------------------------------------------
                                                                                                    Interest
                              Generic         Amortizing        Generic                                 Rate
                              Receive            Receive            Pay                  Total         Caps/
In millions                     Fixed              Fixed          Fixed       Basis      Swaps        Floors
                              -------         ----------        -------       -----      -----      --------
Balance, December 31, 1994..   $1,025                 --            130         229      1,384           751
 Additions..................    1,891              1,575            200          --      3,666         7,100
 Amortizations and
  maturities................       --                 --             --          --         --             8
 Terminations...............      100                 --             --          --        100            --
                               ------              -----            ---       -----      -----        ------
Balance, December 31, 1995..    2,816              1,575            330         229      4,950         7,843
 Additions..................    2,911                522            154          --      3,587        11,000
 Amortizations and
  maturities................      675                168             30         200      1,073            16
 Terminations...............      450              1,846            100          --      2,396         2,850
                               ------              -----            ---       -----      -----        ------
Balance, December 31, 1996..    4,602                 83            354          29      5,068        15,977
 Additions..................    1,003              3,261             20          --      4,284         7,000
 Amortizations and
  maturities................      650                 79              3          --        732            --
 Terminations...............      639                 80            150          --        869         8,600
                               ------              -----            ---       -----      -----        ------
Balance, December 31, 1997..   $4,316              3,185            221          29      7,751        14,377
                               ======              =====            ===       =====      =====        ======

                                                          Options                           Forward
                                                               on                           Foreign
                                                          Futures        Security          Exchange            Total
In millions                                 Futures     Contracts         Options         Contracts      Derivatives
                                            -------     ---------        --------         ---------      -----------
Balance, December 31, 1994..                     --            --              --                --            2,135
 Additions..................                     --            --           5,951                --           16,717
 Amortizations and
  maturities................                     --            --           3,670                --            3,678
 Terminations...............                     --            --           2,281                --            2,381
                                             ------        ------           -----        ----------          -------
Balance, December 31, 1995..                     --            --              --                --           12,793
 Additions..................                 18,196        26,753           6,675                --           66,211
 Amortizations and
  maturities................                  2,651        13,576           5,650                --           22,966
 Terminations...............                 11,928         7,618             200                --           24,992
                                             ------        ------           -----        ----------          -------
Balance, December 31, 1996..                  3,617         5,559             825                --           31,046
 Additions..................                 27,135        63,853           5,655             1,234          109,161
 Amortizations and
  maturities................                    250        20,806           3,765               743           26,296
 Terminations...............                 25,812        38,720           1,475                --           75,476
                                             ------        ------           -----        ----------          -------
Balance, December 31, 1997..                  4,690         9,886           1,240               491           38,435
                                             ======        ======           =====        ==========          =======

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities as of December 31, 1997 and 1996:

                                                                               Balance Sheet Category
                                         -------------------------------------------------------------------------------------------
                                                         Loans       Mortgage      Interest-          Short-        Long-
                                         Investment        and      Servicing        bearing            term         term
In millions                              Securities     Leases         Rights       Deposits      Borrowings         Debt     Total
-----------                              ----------     ------      ---------      ---------      ----------        -----     -----
1997:
Swaps
 Pay variable unrealized gains......         $   --         --           27.5           77.0              --         88.3     192.8
 Pay variable unrealized losses.....             --         --             --             --              --         (3.3)     (3.3)
                                             ------     ------         ------         ------          ------       ------    ------
   Pay variable net.................             --         --           27.5           77.0              --         85.0     189.5
                                             ------     ------         ------         ------          ------       ------    ------
 Pay fixed unrealized gains.........             --         --             --            1.2              --           --       1.2
 Pay fixed unrealized losses........             --       (0.4)            --             --              --           --      (0.4)
                                             ------     ------         ------         ------          ------       ------    ------
   Pay fixed net....................             --       (0.4)            --            1.2              --           --       0.8
                                             ------     ------         ------         ------          ------       ------    ------
 Basis unrealized gains.............             --         --             --             --              --           --        --
                                             ------     ------         ------         ------          ------       ------    ------
 Total unrealized gains.............             --         --           27.5           78.2              --         88.3     194.0
 Total unrealized losses............             --       (0.4)            --             --              --         (3.3)     (3.7)
                                             ------     ------         ------         ------          ------       ------    ------
   Total net........................         $   --       (0.4)          27.5           78.2              --         85.0     190.3
                                             ======     ======         ======         ======          ======       ======    ======

Interest rate caps/floors
 Unrealized gains...................         $   --         --          133.1             --              --           --     133.1
 Unrealized losses..................             --         --           (0.1)            --              --           --      (0.1)
                                             ------     ------         ------         ------          ------       ------    ------
  Total net.........................         $   --         --          133.0             --              --           --     133.0
                                             ======     ======         ======         ======          ======       ======    ======

Futures contracts
 Unrealized gains...................         $   --         --           39.0             --              --           --      39.0
 Unrealized losses..................             --         --           (0.2)            --              --           --      (0.2)
                                             ------     ------         ------         ------          ------       ------    ------
  Total net.........................         $   --         --           38.8             --              --           --      38.8
                                             ======     ======         ======         ======          ======       ======    ======

Options on futures contracts
 Unrealized gains...................         $   --         --           45.5             --              --           --      45.5
 Unrealized losses..................           (0.2)        --          (14.5)            --              --           --     (14.7)
                                             ------     ------         ------         ------          ------       ------    ------
  Total.............................         $ (0.2)        --           31.0             --              --           --      30.8
                                             ======     ======         ======         ======          ======       ======    ======
Security options
 Unrealized gains...................         $   --        0.5             --             --              --           --       0.5
 Unrealized losses..................             --       (1.0)            --             --              --           --      (1.0)
                                             ------     ------         ------         ------          ------       ------    ------
  Total net.........................         $   --       (0.5)            --             --              --           --      (0.5)
                                             ======     ======         ======         ======          ======       ======    ======

Forward foreign exchange contracts
 Unrealized gains...................         $   --         --             --             --             3.0           --       3.0
 Unrealized losses..................             --         --             --             --            (9.3)          --      (9.3)
                                             ------     ------         ------         ------          ------       ------    ------
  Total net.........................         $   --         --             --             --            (6.3)          --      (6.3)
                                             ======     ======         ======         ======          ======       ======    ======

Grand total unrealized gains........         $   --        0.5          245.1           78.2             3.0         88.3     415.1
Grand total unrealized losses.......           (0.2)      (1.4)         (14.8)            --            (9.3)        (3.3)    (29.0)
                                             ======     ======         ======         ======          ======       ======    ======
Grand total net.....................         $ (0.2)      (0.9)         230.3           78.2            (6.3)        85.0     386.1
                                             ======     ======         ======         ======          ======       ======    ======

                                                                                       Balance Sheet Category
                                                     -------------------------------------------------------------------------------
                                                                   Loans     Mortgage     Interest-        Short-     Long-
                                                     Investment      and    Servicing       bearing          term      term
In millions                                          Securities   Leases       Rights      Deposits    Borrowings      Debt    Total
-----------                                          ----------   ------    ---------     ---------    ----------     -----    -----
1996:
Swaps
 Pay variable unrealized gains.....................  $       --       --           --            --            --      59.7    59.7
 Pay variable unrealized losses....................          --     (0.1)        (2.9)           --            --     (17.8)  (20.8)
                                                     ----------    -----        -----        ------        ------    ------  ------
   Pay variable net................................          --     (0.1)        (2.9)           --            --      41.9    38.9
                                                     ----------    -----        -----        ------        ------    ------  ------
 Pay fixed unrealized gains........................          --      1.4           --           3.9            --        --     5.3
 Pay fixed unrealized losses.......................          --     (0.2)          --            --            --        --    (0.2)
                                                     ----------    -----        -----        ------        ------    ------  ------
   Pay fixed net...................................          --      1.2           --           3.9            --        --     5.1
                                                     ----------    -----        -----        ------        ------    ------  ------
 Basis unrealized gains............................         0.3       --           --            --            --        --     0.3
                                                     ----------    -----        -----        ------        ------    ------  ------
 Total unrealized gains............................         0.3      1.4           --           3.9            --      59.7    65.3
 Total unrealized losses...........................          --     (0.3)        (2.9)           --            --     (17.8)  (21.0)
                                                     ----------    -----        -----        ------        ------    ------  ------
   Total net.......................................        $0.3      1.1         (2.9)          3.9            --      41.9    44.3
                                                     ==========    =====        =====        ======        ======    ======  ======

Interest rate caps/floors
 Unrealized gains..................................  $       --       --         22.6            --            --        --    22.6
 Unrealized losses.................................          --       --        (34.5)         (0.2)           --      (0.2)  (34.9)
                                                     ----------    -----        -----        ------        ------    ------  ------
  Total net........................................  $       --       --        (11.9)         (0.2)           --      (0.2)   12.3
                                                     ==========    =====        =====        ======        ======    ======  ======

Futures contracts
 Unrealized gains..................................  $       --      1.4          0.5            --            --        --     1.9
                                                     ==========    =====        =====        ======        ======    ======  ======

Options on futures contracts
 Unrealized gains..................................  $       --      4.3          1.4            --            --        --     5.7
 Unrealized losses.................................          --     (5.0)        (9.3)           --            --        --   (14.3)
                                                     ----------    -----        -----        ------        ------    ------  ------
  Total............................................  $       --     (0.7)        (7.9)           --            --        --    (8.6)
                                                     ==========    =====        =====        ======        ======    ======  ======
Security options
 Unrealized gains..................................  $       --      0.6           --            --            --        --     0.6
 Unrealized losses.................................          --     (2.5)          --            --            --        --    (2.5)
                                                     ----------    -----        -----        ------        ------    ------  ------
  Total net........................................  $       --     (1.9)          --            --            --        --    (1.9)
                                                     ==========    =====        =====        ======        ======    ======  ======

Grand total unrealized gains.......................  $      0.3      7.7         24.5           3.9            --      59.7    96.1
Grand total unrealized losses......................          --     (7.8)       (46.7)         (0.2)           --     (18.0)  (72.7)
                                                     ----------    -----        -----        ------        ------    ------  ------
Grand total net....................................  $      0.3     (0.1)       (22.2)          3.7            --      41.7    23.4
                                                     ==========    =====        =====        ======        ======    ======  ======

As a result of interest rate fluctuations, off-balance sheet derivatives have resulting unrealized appreciation or depreciation in market values as compared with their costs. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

Deferred gains and losses on terminated end-user derivatives were not material at December 31, 1997 and 1996.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified future price or yield. At December 31, 1997 and 1996, the corporation had forward contracts totaling $27.5 billion and $19.8 billion, respectively. The contracts mature within 180 days. Gains and losses on forward contracts are included in the determination of market value of mortgages held for sale. The net unrealized gain (loss) on these contracts at December 31, 1997 and 1996, was $(28.9) million and $20.1 million, respectively.

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

                                                                       Organizational      Total
In millions                                               Revenues*       Earnings*        Assets
                                                          --------        ---------        ------
1997:
 Banking..............................................     $6,209.1          957.2        61,532.8
 Mortgage Banking.....................................      1,509.8          151.0        16,434.3
 Norwest Financial....................................      1,940.8          242.8        10,573.1
                                                           --------        -------        --------
  Total...............................................     $9,659.7        1,351.0        88,540.2
                                                           ========        =======        ========



1996:
 Banking..............................................     $5,672.7          764.6        59,282.8
 Mortgage Banking.....................................      1,423.2          125.0        11,939.8
 Norwest Financial....................................      1,787.0          264.3         8,952.8
                                                           --------        -------        --------
  Total...............................................     $8,882.9        1,153.9        80,175.4
                                                           ========        =======        ========

1995:
 Banking..............................................     $5,008.9          602.2        53,479.4
 Mortgage Banking.....................................        999.0          104.9        10,089.3
 Norwest Financial....................................      1,557.6          248.9         8,565.7
                                                           --------          -----        --------
  Total...............................................     $7,565.5          956.0        72,134.4
                                                           ========          =====        ========

*Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocations of federal income taxes.

17.  MORTGAGE BANKING ACTIVITIES

The components of mortgage banking non-interest income for each of the three years ended December 31 is presented below:

In millions                                          1997    1996    1995
                                                   --------  -----  ------
Origination and other closing fees...............   $314.1   305.3  198.4
Servicing fees...................................    294.6   296.2  211.7
Net gains (losses) on sales of servicing rights..     (8.4)   57.4   81.3
Net gains (losses) on sales of mortgages.........     98.2    13.1  (24.2)
Other............................................    177.0   149.5   68.3
                                                    ------   -----  -----
 Total mortgage banking non-interest income......   $875.5   821.5  535.5
                                                    ======   =====  =====

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $205.8 billion, $179.7 billion and $107.4 billion at December 31, 1997, 1996 and 1995, respectively.

Changes in capitalized mortgage loan servicing rights for each of the three years ended December 31 were:

In millions                                     1997       1996      1995
                                             ----------  --------  --------
Balance at beginning of year...............   $2,712.7   1,290.9     649.2
 Originations..............................      361.1     360.8     233.1
 Purchases.................................      359.6   1,458.7     757.1
 Sales.....................................      (34.4)    (72.0)   (202.1)
 Amortization..............................     (444.3)   (300.6)   (139.6)
 Other.....................................     (115.6)    (25.1)     (6.8)
                                              --------   -------   -------
                                               2,839.1   2,712.7   1,290.9
 Less valuation allowance..................      (64.2)    (64.2)    (64.2)
                                              --------   -------   -------
Balance at end of year.....................   $2,774.9   2,648.5   1,226.7
                                              ========   =======   =======

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at December 31, 1997 was approximately $3.1 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

Changes in the valuation allowance for capitalized mortgage servicing rights for each of the three years ended December 31 were:

In millions                                                                  1997         1996      1995
                                                                             -----        ----      ----
Balance at beginning of year...........................................      $64.2        64.2        --
Provision for capitalized mortgage servicing rights in excess of fair
  value................................................................         --          --      64.2
                                                                             -----        ----      ----
Balance at end of year.................................................      $64.2        64.2      64.2
                                                                             =====        ====      ====

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" (FAS 107) requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. Fair value estimates under FAS 107 are determined as of a specific point in time utilizing various assumptions and estimates. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial services companies.

The following methods and assumptions are used by the corporation in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents The carrying value of cash and cash equivalents on the consolidated balance sheets approximates fair value due to the relatively short period of time between the origination of the instruments and their expected realization.

Trading Account Securities, Investment Securities, Investment and Mortgage-Backed Securities Available for Sale Fair values of these financial instruments were estimated using quoted market prices, when available. If quoted market prices were not available, fair value was estimated using quoted market prices for similar assets. The fair value of trading account securities and investment and mortgage-backed securities available for sale are recognized in the consolidated balance sheets. See Note 4 for additional information on the amortized cost and fair value of investment securities.

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

Interest Receivable and Payable The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization. At December 31, 1997 and 1996, interest receivable was $549.9 million and $487.5 million, respectively, and interest payable was $484.0 million and $445.0 million, respectively.

Deposits The fair value of fixed-maturity deposits is the present value of the contractual cash flows, including principal and interest, and servicing costs, discounted using an appropriate investor yield.

In accordance with FAS 107, the fair value of deposits with no stated maturity, such as demand deposit, savings, NOW and money market accounts, are equal to the amount payable on demand, the carrying amount in the consolidated balance sheets.

Short-term Borrowings The carrying value of short-term borrowings in the consolidated balanced sheets approximates fair value due to the relatively short period of time between the origination of the instruments and their expected repayment.

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

Forward Delivery Commitments, Interest Rate Swaps, Interest Rate Caps and Floors, Futures Contracts, Options on Futures, Contracts, Security Options and Foreign Exchange Contracts The fair value of forward delivery commitments, interest rate swaps, interest rate caps and floors, futures contracts, security options and foreign exchange contracts is estimated, using dealer quotes, as the amount that the corporation would receive or pay to execute a new agreement with terms identical to those remaining on the current agreement, considering current interest rates.

As discussed above, certain of the corporation's asset and liability financial instruments are short-term, and therefore, the carrying amounts in the consolidated balance sheets approximate fair value. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities. The fair value of the corporation's remaining financial instruments are summarized below.

Fair Values of Financial Instruments

                                                               1997                            1996
                                                  ----------------------------      ----------------------------
                                                    Carrying         Fair             Carrying          Fair
In millions                                          Amount         Value              Amount          Value
                                                  ------------    ------------      ------------    ------------
Financial assets:
    Investment securities held for investment..   $     747.2            762.8             712.2           745.2
    Mortgages held for sale....................       8,848.0          8,954.8           6,339.0         6,339.0
    Loans and leases, net......................      41,287.7         41,825.7          38,340.2        38,708.4
Financial liabilities:
    Deposits with stated maturities............      17,502.0         17,449.5          16,317.0        16,290.3
    Long-term debt.............................      12,766.7         12,872.2          13,082.2        13,022.2
Off-balance sheet financial instruments:
    Forward delivery commitments...............         (28.9)           (28.9)             20.1            20.1
    Interest rate swaps........................           1.0            191.3               1.3            45.6
    Futures contracts and options
      on futures contracts.....................         (22.0)            47.6              10.9           (17.6)
    Interest rate caps/floors..................         152.0            285.0             150.4           138.1
    Option contracts to sell...................           3.6              3.1               3.7             1.8
    Foreign exchange contracts and options.....           1.5             (4.8)              0.3             0.3

19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Norwest Corporation (parent company only) follows:

Balance Sheets

In millions                                                             1997           1996
                                                                      --------      --------
At December 31,
--------------
ASSETS
Interest-bearing deposits with subsidiary banks............          $   547.6          12.7
Interest-bearing deposits with non-affiliates..............                2.1           2.4
                                                                     ---------      --------
       Total cash and cash equivalents.....................              549.7          15.1
Advances to non-bank subsidiaries..........................            5,590.0       5,450.4
Capital notes and term loans of subsidiaries
     Banks.................................................               10.2          24.5
     Non-banks.............................................            1,561.5       1,466.8
                                                                     ---------      --------
       Total capital notes and term loans of subsidiaries..            1,571.7       1,491.3
                                                                     ---------      --------
Investments in subsidiaries
     Banks.................................................            5,222.6       4,108.5
     Non-banks.............................................            2,075.0       2,304.6
                                                                     ---------      --------
       Total investments in subsidiaries...................            7,297.6       6,413.1
Investment securities available for sale...................            1,190.8       1,233.9
Other assets...............................................            1,236.3         495.2
                                                                     ---------      --------
       Total assets........................................          $17,436.1      15,099.0
                                                                     =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings......................................          $ 3,997.7       2,232.5
Accrued expenses and other liabilities.....................              601.8         408.8
Long-term debt with non-affiliates.........................            5,804.9       6,384.0
Stockholders' equity.......................................            7,031.7       6,073.7
                                                                     ---------      --------
       Total liabilities and stockholders' equity..........          $17,436.1      15,099.0
                                                                     =========      ========

STATEMENTS OF INCOME

                                                                1997                 1996                 1995
In millions                                                   --------             --------              -------
Years Ended December 31,
------------------------
INCOME
Dividends from subsidiaries
   Banks...............................................       $  793.8                796.1                981.7
   Non-banks...........................................          343.4                713.3                268.0
                                                              --------             --------              -------
     Total dividends from subsidiaries.................        1,137.2              1,509.4              1,249.7
Interest from subsidiaries.............................          387.8                430.7                332.6
Service fees from subsidiaries.........................          118.3                112.7                 89.2
Other income...........................................          152.0                157.5                 66.6
                                                              --------             --------              -------
     Total income......................................        1,795.3              2,210.3              1,738.1
                                                              --------             --------              -------
EXPENSES
Interest to subsidiaries...............................           27.8                 10.6                 10.6
Other interest.........................................          489.0                530.7                409.2
Other expenses.........................................          178.9                 95.8                150.2
                                                              --------             --------              -------
     Total expenses....................................          695.7                637.1                570.0
                                                              --------             --------              -------
Income before income taxes and equity
   in undistributed earnings of subsidiaries...........        1,099.6              1,573.2              1,168.1
Income tax (provision) benefit.........................           16.4                (32.3)                27.2
                                                              --------             --------              -------
Income before equity in
   undistributed earnings of subsidiaries..............        1,116.0              1,540.9              1,195.3
Equity in undistributed earnings of subsidiaries.......          235.0               (387.0)              (239.3)
                                                              --------             --------              -------
Net income.............................................       $1,351.0              1,153.9                956.0
                                                              ========             ========              =======

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

The payment of dividends to the corporation by subsidiary banks is subject to various federal and state regulatory limitations. A national bank must obtain the approval of the Comptroller of the Currency if the total of all dividends declared in any calendar year exceeds that bank's net income for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. The corporation also has several state bank subsidiaries that are subject to state regulations limiting dividends. Under these provisions, the corporation's national and state-chartered bank subsidiaries could have declared as of December 31, 1997 aggregate dividends of at least $462.9 million without obtaining prior regulatory approval and without reducing the capital below minimum regulatory levels. In addition, the corporation's non-bank subsidiaries could have declared dividends totaling $978.0 million at December 31, 1997.

STATEMENTS OF CASH FLOWS

In millions                                                     1997                 1996                 1995
                                                              --------             --------             --------
Years Ended December 31,
------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.............................................       $1,351.0              1,153.9                956.0
Adjustments to reconcile net income to net
   cash flows from operating activities:
   Equity in undistributed earnings of subsidiaries....         (235.0)               387.0                239.3
   Depreciation and amortization.......................           18.6                 20.6                 20.0
   Release of preferred shares to ESOP.................           34.1                 37.8                 40.0
   Other assets, net...................................         (797.7)              (102.4)              (146.8)
   Accrued expenses and other liabilities, net.........          248.0                (64.7)               205.4
                                                              --------             --------              -------
Net cash flows from operating activities...............          619.0              1,432.2              1,313.9
                                                              --------             --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to non-bank subsidiaries, net.................         (139.6)              (901.5)            (2,096.5)
Investment securities available for sale, net..........          130.5               (222.3)              (551.2)
Principal collected on capital notes and
   term loans of subsidiaries..........................           46.0                841.4                296.8
Capital notes and term loans made to subsidiaries......         (112.8)              (165.3)            (1,318.5)
Investments in subsidiaries, net.......................         (384.2)              (851.7)              (865.9)
                                                              --------             --------              -------
Net cash flows used for investing activities...........         (460.1)            (1,299.4)            (4,535.3)
                                                              --------             --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings, net.............................        1,765.2                 (5.6)               689.9
Proceeds from issuance of long-term debt with                    403.0              1,803.0              3,405.0
non-affiliates.........................................
Repayment of long-term debt with non-affiliates........         (980.9)            (1,259.6)              (309.4)
Issuances of common stock..............................          149.6                 82.4                 65.4
Repurchases of common stock............................         (482.7)              (402.0)              (186.8)
Issuance of stock warrants to subsidiaries.............             --                  1.8                  1.1
Repurchases of preferred stock.........................             --               (112.7)                (0.4)
Net decrease in ESOP loans.............................            1.0                  3.7                   --
Dividends paid.........................................         (479.5)              (403.4)              (337.8)
                                                              --------             --------              -------
Net cash flows (used for) from financing activities....          375.7               (292.4)             3,327.0
                                                              --------             --------              -------
Net increase (decrease) in cash and cash equivalents...          534.6               (159.6)               105.6
Cash and cash equivalents
   Beginning of year...................................           15.1                174.7                 69.1
                                                              --------             --------              -------
   End of year.........................................       $  549.7                 15.1                174.7
                                                              ========             ========              =======

INDEPENDENT AUDITORS' REPORT

The Board of Directors and
Stockholders of Norwest Corporation


We have audited the consolidated balance sheets of Norwest Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norwest Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         /s/ KPMG PEAT MARWICK LLP
                                         KPMG Peat Marwick LLP
                                         Minneapolis, Minnesota
                                         January 15, 1998

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



                                         /s/ RICHARD M. KOVACEVICH
                                         Richard M. Kovacevich
                                         Chairman and
                                         Chief Executive Officer


                                         /s/ LESLIE S. BILLER
                                         Leslie S. Biller
                                         President and
                                         Chief Operating Officer


                                         /s/ JOHN T. THORNTON
                                         John T. Thornton
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/ MICHAEL A. GRAF
                                         Michael A. Graf
                                         Senior Vice President
                                         and Controller


                                         January 15, 1998

Norwest Corporation and Subsidiaries
Six-Year Consolidated Financial Summary

In millions, except per common share amounts and ratios

Years Ended December 31,                                            1997               1996                1995                1994
------------------------                                         -------            -------             -------             -------
STATEMENTS OF INCOME
Interest income.....................................            $6,697.4            6,318.3            5,717.3             4,393.7
Interest expense....................................             2,664.0            2,617.0            2,448.0             1,590.1
                                                                --------           --------            -------             -------
   Net interest income..............................             4,033.4            3,701.3            3,269.3             2,803.6
Provision for credit losses.........................               524.7              394.7              312.4               164.9
                                                                --------           --------            -------             -------
   Net interest income after provision for credit
     losses.........................................             3,508.7            3,306.6            2,956.9             2,638.7
Non-interest income.................................             2,962.3            2,564.6            1,848.2             1,638.3
Non-interest expenses...............................             4,421.3            4,089.7            3,382.3             3,096.4
                                                                --------           --------            -------             -------
Income before income taxes and cumulative effect of
   a change in accounting for postretirement medical
   benefits.........................................             2,049.7            1,781.5            1,422.8             1,180.6
Income tax expense..................................               698.7              627.6              466.8               380.2
Cumulative effect on years ended prior to
   December 31, 1992 of a change in accounting for
   postretirement medical benefits, net of
   tax..............................................                 --                 --                  --                 --
                                                                --------           --------            --------            -------
Net income..........................................            $1,351.0            1,153.9               956.0              800.4
                                                                ========           ========            ========            =======

PER COMMON SHARE
Net income (a)
   Basic............................................            $   1.78               1.55                1.39               1.23
   Diluted..........................................                1.75               1.54                1.36               1.20
Dividends declared..................................              0.6150             0.5250              0.4500             0.3825
Stockholders' equity................................                9.01               7.97                7.10               5.39
Stock price range...................................       39 1/2-21 3/8     23 7/16-15 1/4      17 3/8-11 5/16      14 1/8-10 1/2


Selected Consolidated Balance Sheet Data At December 31,
Assets..............................................            $ 88,540             80,175              72,134             59,316
Investment and mortgage-backed securities available
   for sale.........................................              17,984             16,247              15,243             13,602
Investment securities...............................                 747                712                 761              1,235
Loans, leases, and loans and mortgages held for
   sale(b)..........................................              54,777             48,548              46,012             37,723
Deposits............................................              55,457             50,130              42,029             36,424
Long-term debt......................................              12,767             13,082              13,677              9,186
Stockholders' equity................................               7,022              6,064               5,312              3,846
Ratios(c)
Per $100 of average assets
   Net interest income (tax-equivalent basis).......            $   4.93               4.88                4.98               5.14
   Provision for credit losses......................                0.63               0.52                0.47               0.30
                                                                --------           --------             -------            -------
   Net interest income after provision for credit
     losses.........................................                4.30               4.36                4.51               4.84
   Non-interest income..............................                3.58               3.35                2.82               2.97
   Non-interest expenses............................                5.35               5.34                5.13               5.62
                                                                --------           --------             -------            -------
   Income before income taxes and cumulative effect
     of a change in accounting for postretirement
      medical benefits..............................                2.53               2.37                2.20               2.19
   Income tax expense...............................                0.85               0.82                0.71               0.69
   Less tax equivalent adjustment...................                0.05               0.04                0.05               0.05
   Cumulative effect on years ended prior to
     December 31, 1992 of a change in accounting for
     postretirement medical benefits, net of tax ...                  --                 --                  --                 --
                                                                --------           --------             -------            -------
Net income(a).......................................            $   1.63               1.51                1.44               1.45
                                                                ========           ========             =======            =======

Leverage(d).........................................                12.7x              13.5                14.3               14.3
Return on realized common equity(a)(e)..............                22.1%              21.9                22.3               21.4
Return on realized total equity(a)(e)...............                21.7%              21.5                20.9               20.3
Stockholders' equity to average assets..............                 7.9%               7.4                 7.0                7.0
Dividend payout ratio...............................                34.6%              33.9                32.4               31.1
Tier 1 capital ratio at December 31.................                9.09%              8.63                8.11               9.89
Tier 1 and Tier 2 capital ratio at December 31......               11.01%             10.42               10.18              12.23
Leverage ratio......................................                6.63%              6.15                5.65               6.94

Years Ended December 31,                                            1993                1992
------------------------                                         -------             -------
STATEMENTS OF INCOME
Interest income.........................................           3,946.3               3,806.4
Interest expense........................................           1,442.9               1,610.6
                                                                   -------               -------
   Net interest income..................................           2,503.4               2,195.8
Provision for credit losses.............................             158.2                 270.8
                                                                   -------               -------
   Net interest income after provision for credit
     losses.............................................           2,345.2               1,925.0
Non-interest income.....................................           1,585.0               1,273.7
Non-interest expenses...................................           3,050.4               2,553.1
                                                                   -------               -------
Income before income taxes and cumulative effect of
   a change in accounting for postretirement medical
   benefits.............................................             879.8                 645.6
Income tax expense......................................             266.7                 175.6
Cumulative effect on years ended prior to
   December 31, 1992 of a change in accounting for postretirement
   medical benefits, net of tax.........................                --                (76.0)
                                                                   -------               -------
Net income..............................................             613.1                 394.0
                                                                   =======               =======

PER COMMON SHARE
Net income (a)
   Basic................................................              0.95                  0.60
   Diluted..............................................              0.93                  0.60
Dividends declared......................................             0.320                0.2700
Stockholders' equity....................................              5.50                  4.94
Stock price range.......................................    14 1/2-10 5/16        11 1/16-8 5/16
Selected Consolidated Balance Sheet Data At December 31,
Assets..................................................            54,665                50,037
Investment and mortgage-backed securities available
   for sale.............................................            11,023                10,932
Investment securities...................................             1,694                 2,031
Loans, leases, and loans and mortgages held for
   sale(b)..............................................            36,201                31,667
Deposits................................................            35,977                31,609
Long-term debt..........................................             6,851                 4,553
Stockholders' equity....................................             3,761                 3,372
RATIOS(c)
Per $100 of average assets
   Net interest income (tax-equivalent basis)...........              4.98                  4.81
   Provision for credit losses..........................              0.31                  0.58
                                                                   -------               -------
   Net interest income after provision for credit
     losses.............................................              4.67                  4.23
   Non-interest income..................................              3.11                  2.74
   Non-interest expenses................................              5.99                  5.50
                                                                   -------               -------
   Income before income taxes and cumulative effect
     of a change in accounting for postretirement
     medical benefits...................................              1.79                  1.47
   Income tax expense...................................              0.52                  0.38
   Less tax equivalent adjustment.......................              0.07                  0.08
   Cumulative effect on years ended prior to
     December 31, 1992 of a change in accounting for
     postretirement medical benefits, net of tax .......                --                 (0.16)
                                                                   -------               -------
Net income(a)...........................................              1.20                  0.85
                                                                   =======               =======


Leverage(d).............................................              14.2                  13.2
Return on realized common equity(a)(e)..................              18.2                  11.7
Return on realized total equity(a)(e)...................              17.1                  11.2
Stockholders' equity to average assets..................               7.1                   7.6
Dividend payout ratio...................................              33.7                  45.0
Tier 1 capital ratio at December 31.....................              9.71                  9.74
Tier 1 and Tier 2 capital ratio at December 31..........             12.39                 12.42
Leverage ratio..........................................              6.46                  6.62



(a) Excluding the cumulative effect of a change in accounting for postretirement medical benefits, 1992 basic net income per common share would have been $0.73, diluted net income per common share would have been $0.71, return on realized common equity would have been 14.2%, return on realized total equity would have been 13.4%, and net income per $100 of average assets would have been $1.01.
(b)  Net of unearned discount.
(c)  Based on average balances and net income for the periods.
(d)  The ratio of average assets to average stockholders' equity.
(e) Realized equity excludes unrealized gains (losses) on securities available for sale. Including net unrealized gains (losses) on securities available for sale, return on common equity was 21.0% and return on total equity was 20.7% in 1997. In 1996, 1995 and 1994, return on common equity was 20.8% , 21.9% and 22.1% respectively, and return on total equity was 20.4%, 20.6% and 20.8% respectively.

Norwest Corporation and Subsidiaries
Consolidated Average Balance Sheets and Related Yields and Rates*

                                                                 1997                         1996                    1995
                                                      --------------------------  ---------------------------  ------------------
                                                               Interest  Average            Interest  Average            Interest
                                                      Average   Income/  Yields/  Average    Income/  Yields/  Average    Income/
In millions, except ratios                            Balance   Expense   Rates   Balance    Expense   Rates   Balance    Expense
                                                      -------  --------  -------  -------   --------  -------  -------   --------
ASSETS
Money market investments...........................    $  913    $  50.6   5.54%    $1,156    $  63.0   5.47%   $   604    $  35.7
Trading account securities.........................       595       41.6   6.99        378       25.2   6.62        180       15.2

Investment securities available for sale
   U.S. Treasury and federal agencies..............     2,369      149.4   6.31      1,274       79.8   6.29      1,105       73.5
   State, municipal and housing-tax exempt.........     1,338      111.1   8.62        894       78.4   9.05        123        9.4
   Mortgage-backed ................................    14,408    1,058.4   7.43     13,376      988.2   7.41     12,628      945.8
   Other...........................................     1,053       48.8   6.31      1,123       48.6   6.36        671       39.6
                                                       ------    -------            ------    -------           -------   --------
     Total investment securities available
      for sale.....................................    19,168    1,367.7   7.32     16,667    1,195.0   7.36     14,527    1,068.3
Other securities held for investment...............       726       28.3   3.91        806       36.2   4.49      1,395      106.5
                                                       ------    -------            ------    -------           -------   --------
   Total investment securities.....................    19,894    1,396.0   7.20     17,473    1,231.2   7.23     15,922    1,174.8

Loans held for sale................................     2,953      231.8   7.85      2,897      254.3   8.78      2,232      195.7
Mortgages held for sale............................     6,403      462.0   7.22      6,358      468.5   7.37      4,804      366.2
Loans and leases (net of unearned discount)
   Commercial......................................    13,429    1,228.2   9.15     12,728    1,165.2   9.15     10,754    1,003.1
   Real estate.....................................    15,044    1,463.6   9.73     13,850    1,345.0   9.71     13,113    1,232.3
   Consumer........................................    12,272    1,868.1  15.22     11,966    1,798.1  15.03     11,694    1,727.8
                                                       ------    -------            ------    -------           -------   --------
     Total loans and leases........................    40,745    4,559.9  11.19     38,544    4,308.3  11.18     35,561    3,963.2
   Allowance for credit losses.....................    (1,117)                      (1,005)                        (861)
                                                       ------                       ------                      -------
     Net loans and leases..........................    39,628                       37,539                       34,700
                                                       ------    -------            ------    -------           -------   --------
     Total earning assets
       (before the allowance for credit losses)....    71,503    6,741.9   9.49     66,806    6,350.5   9.57     59,303    5,750.8
                                                                 -------                      -------                     --------
Cash and due from banks............................     3,589                        3,594                        3,214
Other assets.......................................     8,658                        7,107                        4,597
                                                       ------                       ------                      -------
     Total assets..................................   $82,633                      $76,502                      $66,253
                                                       ======                       ======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits.......................   $14,110                      $12,212                      $ 9,985
Interest-bearing deposits
   Savings and NOW accounts........................     9,593      157.2   1.64      7,017      120.9   1.72      4,992       98.9
   Money market accounts...........................    10,771      353.4   3.28     11,062      348.1   3.15     10,595      332.9
   Savings certificates............................    13,008      708.0   5.44     12,420      677.3   5.45     10,809      583.1
   Certificates of deposit and other time..........     3,496      199.5   5.71      2,862      161.8   5.65      1,860      106.7
   Foreign time....................................       669       28.6   4.28        381       16.8   4.41        609       34.7
                                                       ------    -------            ------    -------           -------   --------
     Total interest-bearing deposits...............    37,537    1,446.7   3.85     33,742    1,324.9   3.93     28,865    1,156.3
Short-term borrowings..............................     8,232      439.4   5.34      8,554      454.1   5.31      8,738      515.8
Long-term debt.....................................    12,464      777.9   6.24     13,667      838.0   6.13     11,918      776.0
                                                       ------    -------            ------    -------           -------   --------
     Total interest-bearing liabilities............    58,233    2,664.0   4.57     55,963    2,617.0   4.68     49,521    2,448.1
Capitalized interest expense.......................        --         --                           --                         (0.1)
                                                       ------    -------                      -------                     --------
     Net interest expense..........................              2,664.0                      2,617.0                      2,448.0
Other liabilities..................................     3,761                        2,677                        2,109
Stockholders' equity...............................     6,529                        5,650                        4,638
                                                       ------                       ------                      -------
     Total liabilities and stockholders' equity....   $82,633                      $76,502                      $66,253
                                                       ======    -------            ======    -------           =======   --------
Net Interest income (tax-equivalent basis).........             $4,077.9                     $3,733.5                     $3,302.8
                                                                 =======                      =======                      =======

Yield spread.......................................                        4.92                         4.89
Net interest income to earning assets..............                        5.74                         5.63
Interest-bearing liabilities to earning assets.....                       81.44                        83.77

* Interest income/expense and yields/rates are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in 1997, 1996, 1995, 1994 and 1993 and 34% in 1992. Non-accrual loans and the related negative income effect have been included in the calculation of average rates.

NM -- Not meaningful

                                1994                         1993                         1992              Average Balance
         ---------- --------------------------   --------------------------   --------------------------   ------------------
          Average             Interest Average             Interest Average             Interest Average   5 Year    % Change
           Yields/  Average   Income/   Yields/  Average   Income/   Yields/  Average   Income/   Yields/  Growth    1997 Over
            Rates    Balance  Expense    Rates    Balance  Expense    Rates    Balance  Expense    Rates    Rate %    1996
         ---------- --------  -------- -------   --------  -------  -------   --------  -------  -------   -------   ---------
              5.92%  $   472   $   21.9   4.66%    $  624   $  19.8    3.18%   $   779   $   28.9    3.71%     3.2%    (21.0)%
              8.48       250       25.2  10.11        254      30.3   11.90        344       23.9    6.95     11.6      57.4

              6.71     1,646       93.9   5.74        159       8.2    5.16      7,183      562.7    7.83    (19.9)     85.9
              7.62        93        7.8   8.36         61       6.7   10.92         --        --       --      NM       50.0
              7.46    10,407      715.7   6.73      8,827     592.4    6.71      2,093      164.9    7.88     47.1       7.7
              7.89       398       20.9   6.50      1,623     114.8    7.07        456       38.6    8.46     18.2      (6.2)
                     -------    -------           -------   -------            -------    -------
              7.42    12,544      838.3   6.61     10,670     722.1    6.77      9,732      766.2    7.87     14.5      15.0
              7.64     1,118       92.4   8.26      1,846     141.0    7.64      3,483      259.8    7.46    (26.9)     (9.9)
                     -------    -------           -------   -------            -------    -------
              7.44    13,662      930.7   6.74     12,516     863.1    6.90     13,215    1,026.0    7.76      8.5      13.9

              8.77     1,563     111.4    7.13      1,266      85.3    6.74        345       24.2    6.99     53.6       1.9
              7.62     3,757     257.2    6.85      4,932     326.8    6.63      3,639      279.4    7.68     12.0       0.7

              9.33     9,301     749.9    8.06      8,433     648.3    7.69      8,105      670.8    8.28     10.6       5.5
              9.40    11,445     997.2    8.71     10,720     934.7    8.72      8,478      834.3    9.84     12.2       8.6
             14.78     9,498   1,329.2   13.99      7,415   1,071.3   14.45      6,749      956.8   14.18     12.7       2.6
                     -------    -------           -------   -------            -------    -------
             11.14    30,244   3,076.3   10.17     26,568   2,654.3    9.99     23,332    2,461.9   10.55     11.8       5.7
                        (801)                        (791)                        (721)                        9.1      11.1
                     -------                      -------                      -------
                      29,443                       25,777                       22,611                        11.9       5.6
                     -------    -------           -------   -------            -------   --------

              9.72    49,948   4,422.7    8.83     46,160   3,979.6    8.62     41,654    3,844.3    9.23     11.4       7.0
                               -------                      -------                      --------
                       2,974                        2,871                        2,566                         6.9      (0.1)
                       2,952                        2,647                        2,904                        24.4      21.8
                     -------                      -------                      -------
                     $55,073                      $50,887                      $46,403                        12.2       8.0
                     =======                      =======                      =======


                     $ 8,704                       $7,726                      $ 6,225                        17.8      15.5

              1.98     4,617      85.0    1.84      4,244      85.3    2.01      3,872      107.5    2.78     19.9      36.7
              3.14    10,487     247.4    2.36      9,106     201.1    2.21      8,159      205.9    2.52      5.7      (2.6)
              5.39     9,794     446.9    4.56      9,582     473.1    4.94     10,352      603.9    5.83      4.7       4.7
              5.73     1,544      69.9    4.53      1,650      77.7    4.71      1,754       94.7    5.40     14.8      22.2
              5.70       328      14.2    4.34        489      15.1    3.09        112        3.6    3.23     43.0      75.6
                     -------   -------             ------   -------            -------   --------
              4.01    26,770     863.4    3.23     25,071     852.3    3.40     24,249    1,015.6    4.19      9.1      11.2
              5.90     6,628     290.3    4.38      7,316     238.1    3.25      7,058      277.9    3.94      3.1      (3.8)
              6.51     7,508     436.4    5.82      5,871     352.6    6.01      4,086      317.3    7.77     25.0      (8.8)
                     -------   -------             ------   -------            -------   --------
              4.94    40,906   1,590.1    3.89     38,258   1,443.0    3.77     35,393    1,610.8    4.55     10.5       4.1
                                    --                         (0.1)                         (0.2)
                               -------                      -------                      --------
                               1,590.1                      1,442.9                       1,610.6
                       1,620                        1,315                        1,276                        24.1      40.5
                       3,843                        3,588                        3,509                        13.2      15.6
                     -------                       ------                      -------
                     $55,073                      $50,887                      $46,403                        12.2       8.0
                     =======   -------             ======   -------            =======    -------
                              $2,832.6                     $2,536.7                      $2,233.7
                               =======                      =======                       =======

              4.78                        4.94                         4.85                          4.68
              5.58                        5.66                         5.50                          5.36
             83.50                       81.90                        82.88                         84.97

Norwest Corporation and Subsidiaries
Income Statement Data

                                                                 1997 Over 1996                   1996 Over 1995
                                                      ---------------------------------- ---------------------------------
In millions                                              Volume   Yield/Rate     Total     Volume   Yield/Rate     Total
                                                      ---------- ------------ ---------- ---------- ------------ ---------
Changes in Tax-Equivalent Net Interest Income*

Interest income
Loans and leases...................................   $  246.1        5.5       251.6      332.5       12.6       345.1
Investment and mortgage-backed securities
   available for sale..............................      176.6       (3.9)      172.7      132.5       (5.8)      126.7
Investment securities..............................       (3.6)      (4.3)       (7.9)     (45.0)     (25.3)      (70.3)
                                                      --------   --------    --------   --------   --------    --------
     Total investment securities...................      173.0       (8.2)      164.8       87.5      (31.1)       56.4
Money market and trading account securities........       (1.4)       5.4         4.0       48.6      (11.3)       37.3
Loans held for sale................................        4.9      (27.4)      (22.5)      58.3        0.3        58.6
Mortgages held for sale............................        3.3       (9.8)       (6.5)     118.5      (16.2)      102.3
                                                      --------   --------    --------   --------   --------    --------
     Total.........................................      425.9      (34.5)      391.4      645.4      (45.7)      599.7
                                                      --------   --------    --------   --------   --------    --------

Interest expense
Interest-bearing deposits..........................      149.0      (27.2)      121.8      195.4      (26.8)      168.6
Short-term borrowings..............................      (17.1)       2.4       (14.7)     (10.9)     (50.8)      (61.7)
Long-term debt.....................................      (73.8)      13.7       (60.1)     113.9      (51.8)       62.1
                                                      --------   --------    --------   --------   --------    --------
     Total.........................................       58.1      (11.1)       47.0      298.4     (129.4)      169.0
                                                      --------   --------    --------   --------   --------    --------

Net interest income................................   $  367.8      (23.4)      344.4      347.0       83.7       430.7
                                                      ========   ========    ========   ========   ========    ========

*Changes in the average balance/rate are allocated entirely to the yield/rate changes.


Analysis of Selected Non-interest Expenses

                                               1997   % Change         1996  % Change        1995       1994         1993
                                            -------   --------     --------  --------    --------  ---------     --------
Salaries and benefits
Salaries...............................     $2,002.7     12.5%     $1,780.1     24.5%    $1,430.2    1,260.9      1,210.8
Benefits...............................        358.2     13.0         317.0      0.7        314.9      312.8        263.5
                                            --------               --------              --------  ---------      -------
     Total.............................     $2,360.9     12.6%     $2,097.1     20.2%    $1,745.1    1,573.7      1,474.3
                                            ========               ========              ========  =========      =======

Business development
Advertising............................     $  101.2      5.1%     $   96.3     31.9%    $   73.0       98.6        73.0
Other business development.............        152.7     16.0         131.6     32.7         99.2       91.9        78.3
                                            --------               --------              --------   --------      ------
     Total.............................     $  253.9     11.4%     $  227.9     32.3%    $  172.2      190.5       151.3
                                            ========               ========              ========   ========      ======

Other non-interest expenses
Professional fees......................     $  152.7     32.0%     $  115.7     28.0%    $   90.4       60.2        60.2
Insurance claims and commissions.......        122.0     49.0          81.9     49.2         54.9       42.7        42.2
Other employment.......................         75.6     16.3          65.0     37.1         47.4       45.6        38.7
Other real estate owned, net...........         12.2    (37.8)         19.6     39.0         14.1      (11.8)        3.3
FDIC assessment and regulatory
   examination fees....................         18.8    (53.1)         40.1    (49.0)        78.6       87.6        79.7
Other..................................        125.9    (33.3)        188.7     13.3        166.6      270.0       458.0
                                            --------               --------              --------   --------      ------
     Total.............................     $  507.2     (0.7)%    $  511.0     13.1%    $  452.0      494.3       682.1
                                            ========               ========              ========   ========      ======

Norwest Corporation and Subsidiaries
Loan Information

In millions, except ratios                                   1997        1996        1995       1994        1993       1992
                                                         --------    --------   ---------   --------    --------   --------
LOANS AND LEASES AT DECEMBER 31,
Commercial, financial and industrial...............      $ 10,680      10,205       9,327      7,434       6,686      6,577
Agricultural.......................................         1,276       1,108       1,091        956         938        830
Construction and land development..................         1,006         944         742        568         566        454
Real Estate
   Secured by 1-4 family residential properties....        10,747      10,376       8,593      8,959       8,321      7,582
   Secured by other properties.....................         4,998       4,749       4,174      3,590       3,418      3,186
Consumer...........................................        12,298      10,431      10,521      8,305       6,879      6,046
Credit card........................................         1,632       1,566       1,666      2,511       1,727        994
Lease financing....................................           921         812         816        765         699        627
Foreign
   Consumer installment............................           799         703         652        444         425        425
   Real estate secured by 1-4 family residential
     properties....................................            65          72          53         42          30         15
   Other...........................................           212         188         196        130          93         62
                                                         --------    --------     -------    -------    --------   --------
     Total loans and leases........................        44,634      41,154      37,831     33,704      29,782     26,798
     Unearned discount.............................        (2,112)     (1,773)     (1,678)    (1,128)     (1,021)    (1,015)
                                                         --------    --------     -------    -------    --------   --------
       Total loans and leases net of unearned
         discount..................................      $ 42,522      39,381      36,153     32,576      28,761     25,783
                                                         ========    ========     =======    =======    ========   ========
ALLOWANCE FOR CREDIT LOSSES
Balance at beginning of year.......................      $1,040.8       917.2       789.9      789.2       773.1      704.3
Allowances related to assets acquired, net.........         168.1       111.3       119.1       29.0        36.2       23.4
Provision for credit losses........................         524.7       394.7       312.4      164.9       158.2      270.8
Credit losses
   Commercial, financial and industrial............          83.6        53.9        41.3       31.0        58.9       90.9
   Agricultural....................................           4.2         6.1         2.7        4.5         2.6        4.2
   Construction and land development...............           1.6         0.6         0.6        2.8        11.9       15.8
   Real estate.....................................          29.4        26.5        20.8       44.2        53.2       68.4
   Consumer........................................         399.1       301.8       201.7      130.5       116.4      118.9
   Credit card.....................................          92.7        83.5       121.8       73.2        46.1       36.9
   Lease financing.................................           5.5         4.5         2.6        2.3         2.2        2.6
   Foreign
     Consumer installment..........................          35.9        33.7        27.5       17.4        18.5        2.9
     Other.........................................           0.5         1.2         2.2        8.9         0.5        0.5
                                                         --------    --------     -------    -------    --------   --------
     Total credit losses...........................         652.5       511.8       421.2      314.8       310.3      341.1
                                                         --------    --------     -------    -------    --------   --------
Recoveries
   Commercial, financial and industrial............          32.1        33.1        26.9       34.0        39.4       41.4
   Agricultural....................................           2.9         1.9         2.6        2.5         4.0        4.9
   Construction and land development...............           0.6         1.3         4.5        7.2         7.2        2.4
   Real estate.....................................          15.7        15.5        17.5       26.9        36.6       24.9
   Consumer........................................          76.7        54.4        44.6       35.4        32.1       30.1
   Credit card.....................................          13.1        13.8        13.0       10.6         7.8        6.7
   Lease financing.................................           0.9         1.0         2.1        0.7         0.3        0.6
   Foreign
     Consumer installment..........................           7.4         5.6         4.3        3.5         3.5         --
     Other.........................................           3.4         2.8         1.5        0.8         1.1        4.7
                                                         --------    --------     -------    -------    --------   --------
     Total recoveries..............................         152.8       129.4       117.0      121.6       132.0      115.7
                                                         --------    --------     -------    -------    --------   --------
Net credit losses..................................         499.7       382.4       304.2      193.2       178.3      225.4
                                                         --------    --------     -------    -------    --------   --------
Balance at end of year.............................      $1,233.9     1,040.8       917.2      789.9       789.2      773.1
                                                         ========    ========     =======    =======    ========   ========

ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES
Commercial.........................................      $  207.7       208.6       186.4      151.9       137.4      154.5
Consumer...........................................         422.6       285.7       276.5      209.0       195.2      155.4
Real estate........................................         168.1       150.3       171.8      163.5       203.4      220.6
Foreign............................................          42.0        32.3        27.0       20.0        21.2       22.0
Unallocated........................................         393.5       363.9       255.5      245.5       232.0      220.6
                                                         --------    --------     -------    -------    --------   --------
     Total.........................................      $1,233.9     1,040.8       917.2      789.9       789.2      773.1
                                                         ========    ========     =======    =======    ========   ========

CREDIT QUALITY RATIOS
Net credit losses as a percent of average loans and          1.23%       0.99        0.86       0.64        0.67       0.97
   leases..........................................
Allowance for credit losses to
     Total loans and leases at year-end............          2.90%       2.64        2.54       2.42        2.74       3.00
     Net credit losses.............................          2.47x       2.72        3.02       4.09        4.43       3.43
Provision for credit losses to average loans and
   leases..........................................          1.29%       1.02        0.88       0.55        0.60       1.16
Earnings coverage of net credit losses.............          5.15x       5.69        5.70       6.96        5.82       3.53

Norwest Corporation and Subsidiaries
Other Balance Sheet Data
In millions, except ratios
MATURITY OF TOTAL INVESTMENT SECURITIES (A)

                                                                Carrying Value
                            -------------------------------------------------------------------------------------
                                                                                                                      Total
                             Within 1 Year       1-5 Years        5-10 Years     After 10 Years        Total          Market
                             Amount/Yield      Amount/Yield      Amount/Yield     Amount/Yield      Amount/Yield      Value
                            --------------     ------------      ------------    --------------     -------------    --------
At December 31, 1997
--------------------
Investment securities
  available for sale:
U.S. Treasury and federal
   agencies.............   $ 198.2   5.86%    $  590.9   6.63%  $ 239.0  5.25%   $   48.3    7.61% $ 1,076.4   6.22% $ 1,076.4
State, municipal and
   housing-tax exempt (b)     69.6   6.01        315.5   5.98     192.7  6.18       910.7    6.43    1,488.5   6.28    1,488.5
Other...................     236.3   5.81        412.7   5.30     164.2  6.94       220.5    6.14    1,033.7   5.87    1,033.7
                           -------            --------          -------          --------           --------         ---------
   Total investment
     securities
     available for sale      504.1   5.88      1,319.1   6.07     595.9  6.00     1,179.5    6.43    3,598.6   6.16    3,598.6
                           -------            --------          -------          --------           --------         ---------
Mortgage-backed
   securities:
Federal agencies........      79.7   5.75        323.8   7.15     137.6  6.96    13,586.1    7.49   14,127.2   7.47   14,127.2
Collateralized mortgage
   obligations..........        --     --         16.5   5.76      13.7  7.71       227.9    7.57      258.1   7.47      258.1
                           -------            --------          -------          --------           --------         ---------
   Total
   mortgage-backed
   securities available
   for sale..............     79.7   5.75        340.3   7.06     151.3  6.99    13,814.0    7.49   14,385.3   7.47   14,385.3
                           -------            --------          -------          --------           --------         ---------
Total securities
   available for sale...     583.8   5.87      1,659.4   6.21     747.2  6.35    14,993.5    7.41   17,983.9   7.22   17,983.9
                           -------            --------           ------          --------           --------         ---------
Other investment
   securities held for
   investment...........        --     --        332.0   0.27        --    --       415.2    6.87      747.2   3.94      762.8
                           -------            --------           ------         ---------           --------         ---------
Total investment
   securities...........   $ 583.8   5.87     $1,991.4   5.13    $747.2  6.35   $15,408.7    7.40  $18,731.1   7.09  $18,746.7
                           =======            ========           ======        ==========          =========         =========

MATURITY OF LOANS (C)                                            Within 1 Year       1-5 Years  After 5 Years            Total
                                                                 -------------       ---------  -------------         --------
Commercial ..................................................           $7,101           3,913            942          11,956
Construction and land development ...........................              625             298             83           1,006
Real estate .................................................              930           2,360          1,708           4,998
Foreign......................................................              101              71             40             212
                                                                        ------           -----          -----          ------
Total .......................................................           $8,757           6,642          2,773          18,172
                                                                        ======           =====          =====          ======

Predetermined interest rates ................................           $4,376           3,605          1,440           9,421
Floating interest rates......................................            4,381           3,037          1,333           8,751
                                                                        ------           -----          -----          ------
Total........................................................           $8,757           6,642          2,773          18,172
                                                                        ======           =====          =====          ======

MATURITY OF TIME DEPOSITS OF  $100,000 OR MORE             Within 3 Months  3-6 Months  6-12 Months   Over 12 Months     Total
                                                           ---------------  ----------  -----------   --------------  --------
Certificates of deposit and other time...............              $ 1,479         771         840           632         3,722
Foreign time.........................................                  756          --          --            --           756
                                                                   -------       -----       -----         -----       -------
Total................................................              $ 2,235         771         840           632         4,478
                                                                   =======       =====       =====         =====       =======

DEPOSITS AT DECEMBER 31,                                              1997        1996        1995          1994          1993
                                                                   -------      ------       -----         -----       -------
Noninterest-bearing deposits..........................             $16,253      14,296      11,624         9,283         9,054
Interest-bearing deposits
   Savings and NOW accounts..........................               10,204       8,069       5,378         4,790         4,421
   Money market accounts.............................               11,498      11,418      11,268        10,403        10,592
   Savings certificates..............................               12,975      12,814      11,244         9,773        10,043
   Certificates of deposit and other time............                3,722       3,187       2,316         1,528         1,678
   Foreign time (d)..................................                  805         346         199           647           189
                                                                   -------      ------      ------        ------       -------
Total deposits.......................................              $55,457      50,130      42,029        36,424        35,977
                                                                   =======      ======      ======        ======       =======

(a)  Based on contractual maturities.
(b) The yield on state, municipal and housing securities is increased by the benefit of tax exemption, assuming a 35% federal income tax rate. For the year ended December 31, 1997, the amount of the increases in the yields for these securities and for total securities available for sale is 2.84% and 0.20%, respectively.
(c) Excludes leases of $921 million and consumer and residential mortgage loans of $25.5 billion.
(d)  Includes $48 million of foreign time deposits less than $100,000 in 1997.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information


                                                                   1997 Quarters
                                         -------------------------------------------------------------------
In millions, except per common share
   amounts and ratios                            Fourth               Third           Second           First
                                         -------------       -------------    -------------    -------------
Interest income........................       $1,735.6             1,692.9          1,661.5          1,607.4
Interest expense.......................          682.9               670.3            661.7            649.1
                                         -------------       -------------    -------------    -------------
Net interest income....................        1,052.7             1,022.6            999.8            958.3
Provision for credit losses............          146.2               146.7            122.8            109.0
Non-interest income....................          767.9               753.4            756.4            684.6
Non-interest expenses..................        1,148.8             1,111.3          1,119.7          1,041.5
                                         -------------       -------------    -------------    -------------
Income before income taxes.............          525.6               518.0            513.7            492.4
Income tax expense.....................          169.5               176.4            182.3            170.5
                                         -------------       -------------    -------------    -------------
Net income.............................        $ 356.1               341.6            331.4            321.9
                                         =============       =============    =============    =============
PER COMMON SHARE
Net income
   Basic...............................       $   0.47                0.45             0.43             0.43
   Diluted.............................           0.46                0.44             0.43             0.42
Dividends declared.....................          0.165               0.150            0.150            0.150
Stockholders' equity...................           9.01                8.83             8.44             7.98
  Stock price range....................  39 1/2-29 1/4      32 5/32-28 1/8   29 5/8-22 3/16    26 5/8-21 5/8
  Period end stock price...............         38 1/4              30 5/8           28 1/8           23 1/8

TAX-EQUIVALENT YIELDS AND RATES
Money market investments...............           5.80%               5.76             5.64             5.29
Trading account securities.............           6.46                7.14             7.48             6.98
Investment securities..................           4.03                3.89             3.83             3.89
Investment and mortgage-backed
   securities available for sale.......           7.38                7.30             7.26             7.37
     Total investment securities.......           7.24                7.17             7.14             7.23
Mortgages held for sale................           7.15                7.36             7.26             7.13
Loans held for sale....................           7.94                7.76             7.89             7.79
Loans and leases.......................          11.30               11.27            11.12            11.07
     Total earning assets..............           9.58                9.55             9.42             9.42
Interest-bearing deposits..............           3.87                3.81             3.83             3.91
Short-term borrowings..................           5.46                5.45             5.25             5.19
Long-term debt.........................           6.29                6.32             6.26             6.10
     Total interest-bearing liabilities           4.61                4.58             4.54             4.57
Yield spread...........................           4.97                4.97             4.88             4.85
Net interest income to earning assets..           5.85                5.81             5.69             5.62

RATIOS*
Return on assets.......................           1.66%               1.64             1.61             1.63
Leverage...............................          11.95x              12.55            13.15            13.10
Return on realized common equity.......           21.1%               22.2             22.1             22.7

                                                                         1996 Quarters
                                                ------------------------------------------------------------------
In millions, except per common share
   amounts and ratios                                  Fourth           Third           Second           First
                                                ---------------      ---------    -------------     --------------
Interest income........................                 1,608.2        1,611.1          1,575.0            1,524.0
Interest expense.......................                   661.9          663.4            658.5              633.2
                                                ---------------      ---------    -------------     --------------
Net interest income....................                   946.3          947.7            916.5              890.8
Provision for credit losses............                   113.6          105.9             87.4               87.8
Non-interest income....................                   738.1          631.8            641.9              552.8
Non-interest expenses..................                 1,103.0        1,032.4          1,011.1              943.2
                                                ---------------      ---------    -------------     --------------
Income before income taxes.............                   467.8          441.2            459.9              412.6
Income tax expense.....................                   159.7          152.2            174.5              141.2
                                                ---------------      ---------    -------------     --------------
Net income.............................                   308.1          289.0            285.4              271.4
                                                ===============      =========    =============     ==============
PER COMMON SHARE
Net income
   Basic...............................                    0.41           0.38             0.38               0.38
   Diluted.............................                    0.41           0.38             0.38               0.37
Dividends declared.....................                   0.135          0.135            0.135              0.120
Stockholders' equity...................                    7.97           7.76             7.36               7.32
  Stock price range....................          23 7/16-20 3/8      20 1/2-16    18 3/4-16 1/2     18 9/16-15 1/4
  Period end stock price...............                  21 3/4         20 3/8           17 7/6             18 3/8

TAX-EQUIVALENT YIELDS AND RATES
Money market investments...............                    5.41           5.97             5.14               5.63
Trading account securities.............                    6.83           6.95             6.66               6.14
Investment securities..................                    4.74           4.05             4.73               4.50
Investment and mortgage-backed
   securities available for sale.......                    7.38           7.38             7.29               7.42
     Total investment securities.......                    7.27           7.22             7.16               7.27
Mortgages held for sale................                    7.33           7.84             7.45               6.83
Loans held for sale....................                    7.75           7.77             8.94              10.19
Loans and leases.......................                   11.15          11.15            11.13              11.28
     Total earning assets..............                    9.48           9.59             9.50               9.71
Interest-bearing deposits..............                    3.94           3.91             3.91               3.95
Short-term borrowings..................                    5.32           5.31             5.22               5.39
Long-term debt.........................                    6.14           6.14             6.04               6.21
     Total interest-bearing liabilities                    4.65           4.66             4.65               4.75
Yield spread...........................                    4.83           4.93             4.85               4.96
Net interest income to earning assets..                    5.60           5.66             5.54               5.69

Ratios*
Return on assets.......................                    1.55           1.48             1.50               1.51
Leverage...............................                   13.19          13.54            13.76               3.71
Return on realized common equity.......                    22.0           21.0             22.1               22.7

(Continued on page 79)

*Based on average balances and net income for the periods.

Norwest Corporation and Subsidiaries
Quarterly Condensed Consolidated Financial Information (Continued from page 78)

In millions                                                   1997 Quarters                              1996 Quarters
                                                  ---------------------------------------     -------------------------------------
                                                   Fourth      Third    Second     First      Fourth     Third     Second    First
                                                  -------     ------    ------    ------     -------    ------    -------   ------
AVERAGE ASSETS
Money market investments....................       $ 766          619      663      1,620     2,633       629        790       559
Trading account securities..................         767          741      591        272       253       365        498       398
Investment securities.......................         728          720      738        720       723       864        839       796
Investment and mortgage-backed securities
   available for sale.......................      18,276       18,987   20,937     18,472    17,053    17,540     16,827    15,237
                                                 -------       ------   ------     ------    ------    ------     ------    ------
     Total investment securities............      19,004       19,707   21,675     19,192    17,776    18,404     17,666    16,033
Mortgages held for sale.....................       7,725        6,980    5,391      5,485     5,553     6,385      7,160     6,344
Loans held for sale.........................       3,172        2,874    2,841      2,924     2,691     2,493      2,970     3,440
Loans and leases, net of unearned discount..      41,974       40,795   40,244     39,946    39,654    39,431     38,049    37,020
                                                 -------       ------   ------    -------    ------    ------     ------    ------
     Total average earning assets...........      73,408       71,716   71,405     69,439    68,560    67,707     67,133    63,794
Allowance for credit losses.................      (1,213)      (1,118)  (1,075)    (1,058)   (1,041)   (1,034)      (991)     (952)
Cash and due from banks.....................       3,644        3,553    3,514      3,646     3,691     3,503      3,632     3,551
Other assets................................       9,274        8,584    8,608      8,150     7,902     7,663      6,938     5,909
                                                 -------      -------   ------     ------    ------    ------    -------   -------
     Total average assets...................     $85,113       82,735   82,452     80,177    79,112    77,839     76,712    72,302
                                                 =======      =======   ======     ======    ======    ======     ======    ======

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing deposits................     $15,514       14,351   13,460     13,086    13,243    12,499     11,926    11,167
Interest-bearing deposits...................      38,109       37,514   37,551     36,962    35,272    34,545     33,553    31,573
Short-term borrowings.......................       8,169        8,142    8,872      7,741     8,135     8,825      8,986     8,269
Long-term debt..............................      12,670       12,510   11,958     12,719    13,299    13,409     14,279    13,689
Other liabilities...........................       3,529        3,626    4,339      3,550     3,165     2,814      2,393     2,330
Stockholders' equity........................       7,122        6,592    6,272      6,119     5,998     5,747      5,575     5,274
                                                  ------      -------   ------    -------    ------    ------    -------   -------
     Total average liabilities and
        stockholders' equity................     $85,113       82,735   82,452     80,177    79,112    77,839     76,712    72,302
                                                 =======       ======   ======     ======    ======    ======     ======    ======

The financial information on pages 78 and 79 is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations.