Form 10-Q
period 1998-03-31
NORWEST CORP
filed 1998-05-13
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

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

Common Stock, par value $1 2/3 per share,
outstanding at April 30, 1998                         756,778,246 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      March 31, 1998 and December 31, 1997.........................  3

2.  Consolidated Statements of Income -
      Quarters Ended March 31, 1998 and 1997.......................  4

3. Consolidated Statements of Comprehensive Income -
      Quarters Ended March 31, 1998 and 1997.......................  5

4.  Consolidated Statements of Cash Flows -
      Quarters Ended March 31, 1998 and 1997.......................  6

5.  Consolidated Statements of Stockholders' Equity -
      Quarters Ended March 31, 1998 and 1997.......................  7

6.  Notes to Unaudited Consolidated Financial Statements...........  9




The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                           March 31,   December 31,
                                                         1998           1997
ASSETS
Cash and due from banks ......................      $ 4,674.4        4,912.1
Interest-bearing deposits with banks .........           82.1           46.6
Federal funds sold and resale agreements .....          372.4          967.4
    Total cash and cash equivalents ..........        5,128.9        5,926.1
Trading account securities ...................        1,411.5          486.9
Investment and mortgage-backed securities
  available for sale .........................       22,472.5       17,983.9
Investment securities (fair value
  $773.1 in 1998 and $762.8 in 1997) .........          746.3          747.2
    Total investment securities ..............       23,218.8       18,731.1
Loans held for sale ..........................        3,436.3        3,407.0
Mortgages held for sale ......................       12,030.5        8,848.0
Loans and leases, net of unearned discount ...       42,162.4       42,521.6
Allowance for credit losses ..................       (1,236.3)      (1,233.9)
    Net loans and leases .....................       40,926.1       41,287.7
Premises and equipment, net ..................        1,341.0        1,295.5
Mortgage servicing rights, net ...............        2,810.7        2,774.9
Interest receivable and other assets .........        5,789.9        5,783.0
    Total assets .............................      $96,093.7       88,540.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................      $18,605.9       16,253.3
  Interest-bearing ...........................       39,226.6       39,203.8
    Total deposits ...........................       57,832.5       55,457.1
Short-term borrowings ........................       14,234.4        9,557.0
Accrued expenses and other liabilities .......        4,434.9        3,737.2
Long-term debt ...............................       12,486.5       12,766.7
    Total liabilities ........................       88,988.3       81,518.0
Preferred stock ..............................          293.8          267.4
Unearned ESOP shares .........................         (107.9)         (79.4)
    Total preferred stock ....................          185.9          188.0
Common stock, $1 2/3 par value - authorized
 1,000,000,000 shares:
  Issued 769,113,149 shares in 1998 and 1997 .        1,281.9        1,281.9
Surplus ......................................          456.8          419.6
Retained earnings ............................        5,190.4        5,007.7
Accumulated other comprehensive income........          347.6          409.9
Notes receivable from ESOP ...................           (8.0)         (10.1)
Treasury stock - 11,502,502 and 10,493,685
 common shares in 1998 and 1997, respectively          (349.2)        (274.8)
    Total common stockholders' equity ........        6,919.5        6,834.2
    Total stockholders' equity ...............        7,105.4        7,022.2
    Total liabilities and
      stockholders' equity ...................      $96,093.7       88,540.2

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts          Quarter Ended
                                                        March 31,

                                                      1998       1997
INTEREST INCOME ON
Loans and leases ................................ $1,185.4    1,095.4
Investment and mortgage-backed securities
 available for sale .............................    313.7      325.5
Investment securities ...........................      6.6        7.0
Loans held for sale .............................     70.5       56.2
Mortgages held for sale .........................    155.8       97.7
Money market investments ........................     11.7       21.1
Trading account securities ......................     10.8        4.5
    Total interest income .......................  1,754.5    1,607.4

INTEREST EXPENSE ON
Deposits ........................................    367.1      356.1
Short-term borrowings ...........................    124.3       99.1
Long-term debt ..................................    196.5      193.9
    Total interest expense ......................    687.9      649.1
      Net interest income .......................  1,066.6      958.3
PROVISION FOR CREDIT LOSSES .....................    124.5      109.0
      Net interest income after
        provision for credit losses .............    942.1      849.3

NON-INTEREST INCOME
Mortgage banking ................................    252.7      221.8
Trust and investment fees and commissions .......    123.9      101.6
Service charges and credit related fees .........    148.0      134.1
Credit card fee revenue .........................     33.0       27.9
Insurance .......................................     94.7       90.2
Data processing .................................     17.1       18.1
Net investment and mortgage-backed securities
  available for sale gains (losses) .............      7.5       (4.4)
Net venture capital gains .......................     58.7       19.2
Trading .........................................     24.3       24.9
Other ...........................................     50.4       51.2
    Total non-interest income ...................    810.3      684.6

NON-INTEREST EXPENSES
Salaries and benefits ...........................    667.3      546.6
Net occupancy ...................................     85.8       80.0
Equipment rentals, depreciation and maintenance .     88.0       82.2
Business development ............................     65.6       58.4
Communication ...................................     76.7       71.5
Data processing .................................     35.7       45.1
Intangible asset amortization ...................     42.3       40.4
Other ...........................................    148.6      117.3
    Total non-interest expenses .................  1,210.0    1,041.5
INCOME BEFORE INCOME TAXES ......................    542.4      492.4
Income tax expense ..............................    174.7      170.5
NET INCOME ...................................... $  367.7      321.9

PER COMMON SHARE
 Net Income
  Basic ......................................... $   0.48       0.43
  Diluted .......................................     0.47       0.42
 Dividends ......................................    0.165      0.150


See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)



In millions                                             Quarter Ended
                                                        March 31,

                                                      1998       1997

Net income ...................................... $  367.7      321.9


Other comprehensive income, before income taxes:
 Change in net unrealized gains (losses) on
   securities available for sale:
  Unrealized losses arising during the period ....   (30.0)    (292.6)
  Less: reclassification adjustment for gains
   included in net income .......................     66.2       14.8
                                                     (96.2)    (307.4)
 Foreign currency translation adjustment ........      0.3       (1.8)
Other comprehensive income, before income taxes .    (95.9)    (309.2)
Income tax benefit related to components of
 other comprehensive income at an effective
 income tax rate of 35 percent ..................    (33.6)    (108.2)
Other comprehensive income, net of income taxes .    (62.3)    (201.0)
Comprehensive income ............................ $  305.4      120.9



See notes to unaudited consolidated financial statements.



Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Quarter Ended
In millions                                                                    March 31,
                                                                             1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................$    367.7      321.9
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................     124.5      109.0
    Depreciation and amortization .....................................     245.3      178.4
    Gains on sales of loans, securities and other assets, net .........    (140.7)     (70.9)
    Release of preferred shares to ESOP ...............................       8.7       11.6
    Purchases of trading account securities ........................... (27,358.9) (18,504.6)
    Proceeds from sales of trading account securities .................  26,369.5   18,393.0
    Originations of mortgages held for sale ........................... (20,910.7) (11,024.1)
    Proceeds from sales of mortgages held for sale ....................  17,761.9   12,230.8
    Originations of loans held for sale ...............................    (314.9)    (302.6)
    Proceeds from sales of loans held for sale ........................     280.7      341.2
    Interest receivable ...............................................     (29.6)     (38.4)
    Interest payable ..................................................      42.7        8.8
    Other assets, net .................................................    (165.8)    (113.7)
    Other accrued expenses and liabilities, net .......................     474.1    1,241.0
      Net cash flows from operating activities ........................  (3,245.5)   2,781.4

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities ......       0.1        0.5
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale ..............................     931.0      581.2
  Proceeds from sales and calls of investment securities ..............      22.9        5.2
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale .....................................   1,180.7    1,302.3
  Purchases of investment securities ..................................     (42.4)     (23.8)
  Purchases of investment and mortgage-backed securities available for sale ..........................................................  (6,346.5)  (6,564.7)
  Net change in banking subsidiaries' loans and leases ................     123.7     (153.6)
  Non-bank subsidiaries' loans and leases originated ..................  (1,829.4)  (1,937.4)
  Principal collected on non-bank subsidiaries' loans and leases ......   1,980.0    2,067.5
  Purchases of premises and equipment .................................    (122.2)     (69.2)
  Proceeds from sales of premises, equipment & other real estate owned       79.4       19.0
  Cash paid for acquisitions, net of cash and cash equivalents acquired     (23.1)      25.6
    Net cash flows used for investing activities ......................  (4,045.8)  (4,747.4)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................   2,285.1      229.0
  Short-term borrowings, net ..........................................   4,761.2    1,015.4
  Long-term debt borrowings ...........................................     274.7      814.1
  Repayments of long-term debt ........................................    (555.9)  (1,929.5)
  Issuances of common stock ...........................................      38.9       18.7
  Repurchases of common stock .........................................    (180.8)     (48.5)
  Net decrease in notes receivable from ESOP ..........................       0.4        0.9
  Dividends paid ......................................................    (129.5)    (116.5)
    Net cash flows used for financing activities ......................   6,494.1      (16.4)
    Net decrease in cash and cash equivalents .........................    (797.2)  (1,982.4)

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................   5,926.1    7,371.3
  End of period .......................................................$  5,128.9    5,388.9

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)




In                                                                         Accumulated
millions,                           Unearned                                     Other       Notes
except for               Preferred      ESOP   Common    Sur-  Retained  Comprehensive  Receivable   Treasury
shares                       Stock    Shares    Stock    plus  Earnings         Income   from ESOP      Stock     Total

Balance,
 December 31, 1996...... $   249.8     (61.0)   625.9   948.6   4,248.2          297.1       (11.1)    (233.3)  6,064.2
Comprehensive income:
  Net income............         -         -        -       -     321.9              -           -          -     321.9
  Other.................         -         -        -       -         -         (201.0)          -          -    (201.0)
Dividends on
  Common stock..........         -         -        -       -    (112.1)             -           -          -    (112.1)
  Preferred stock.......         -         -        -       -      (4.4)             -           -          -      (4.4)
Conversion of 11,567
  preferred shares to
  496,632 common shares.     (11.6)        -        -     1.3         -              -           -       10.3         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -        -       -         -              -         0.9          -       0.9
Issuance of 51,700
  preferred shares to
  ESOP..................      51.7     (53.8)       -     2.1         -              -           -          -         -
Release of preferred
  shares to ESOP........         -      12.1        -    (0.5)        -              -           -          -      11.6
Issuance of 2,095,762
  common shares.........         -         -        -    13.4     (22.3)             -           -       38.3      29.4
Issuance of 14,058,200
  common shares for
  acquisitions..........         -         -      9.3    11.7      44.0            1.0           -       59.2     125.2
Repurchase of 1,963,274
  common shares.........         -         -        -       -         -              -           -      (48.5)    (48.5)
Balance,
  March 31, 1997........ $   289.9    (102.7)   635.2   976.6   4,475.3           97.1       (10.2)    (174.0)  6,187.2













(Continued on page 8)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)



(Continued from page 7)



In                                                                          Accumulated
millions,                           Unearned                                      Other       Notes
except for               Preferred      ESOP    Common    Sur-  Retained  Comprehensive  Receivable   Treasury
shares                       Stock    Shares     Stock    plus  Earnings         Income   from ESOP      Stock     Total

Balance,
 December 31, 1997...... $   267.4     (79.4)  1,281.9   419.6   5,007.7          409.9       (10.1)    (274.8)  7,022.2
Comprehensive income:
  Net income............         -         -         -       -     367.7              -           -          -     367.7
  Other.................         -         -         -       -         -          (62.3)          -          -     (62.3)
Dividends on
  Common stock..........         -         -         -       -    (125.1)             -           -          -    (125.1)
  Preferred stock.......         -         -         -       -      (4.4)             -           -          -      (4.4)
Conversion of 8,577
  preferred shares to
  206,467 common shares.      (8.6)        -         -     1.6         -              -           -        7.0         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -         -       -         -              -         0.4          -       0.4
Issuance of 35,000
  preferred shares to
  ESOP..................      35.0     (37.7)        -     2.7         -              -           -          -         -
Release of preferred
  shares to ESOP........         -       9.2         -    (0.5)        -              -           -          -       8.7
Issuance of 3,216,127
  common shares.........         -         -         -    17.4     (54.8)             -           -       94.8      57.4
Issuance of  136,950
  common shares for
  acquisitions..........         -         -         -    16.3      (0.7)             -         1.7        4.3      21.6
Repurchase of 4,568,361
  common shares.........         -         -         -    (0.3)        -              -           -     (180.5)   (180.8)
Balance,
  March 31, 1998........ $   293.8    (107.9)  1,281.9   456.8   5,190.4          347.6        (8.0)    (349.2)  7,105.4



 See notes to unaudited consolidated financial statements.





NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies


Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. The adoption of FAS 130 has not had a material effect on the corporation's financial statements.




2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the quarters ended March 31, include:

In millions                                         1998        1997

Interest......................................   $ 645.2       640.3
Income taxes..................................      14.3        14.1
Transfer of loans to other real estate owned..      51.2        16.0

See Notes 8 and 13 for certain non-cash common and preferred stock transactions.





3.  Earnings Per Share



Basic earnings per share, pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS 128) is determined using net income, adjusted for preferred stock dividends, divided by weighted average common shares outstanding. Diluted earnings per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share, assuming all dilutive potential common shares were issued.
Such dilutive potential common shares include stock options and the 6 3/4 percent convertible subordinated debentures. Amounts used in the determination of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997 are shown in the table below.



In millions, except shares


                                                     1998           1997

Net income ...............................     $    367.7          321.9
Less dividends accrued on preferred stock             4.4            4.4
Income available to common stockholders ..     $    363.3          317.5


Weighted average shares outstanding ......    757,706,435    745,575,474
Adjustments for dilutive securities:
  Assumed exercise of stock options ......     14,261,806     10,280,076
  Assumed conversion of convertible
    subordinated debentures ..............         34,538         34,800
Diluted common shares ....................    772,002,779    755,890,350

4.  Investment Securities

The amortized cost and fair value of investment securities at March 31, 1998 were:


In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses        Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 6,236.0        20.7       (22.2)   6,234.5
 State, municipal and housing -
  tax exempt .........................   1,398.6        85.9        (1.2)   1,483.3
 Other ...............................     770.4       262.4        (4.2)   1,028.6
    Total investment securities
     available for sale ..............   8,405.0       369.0       (27.6)   8,746.4
 Mortgage-backed securities:
  Federal agencies ...................  13,159.7       361.7       (10.3)  13,511.1
  Collateralized mortgage
   obligations .......................     212.1         4.8        (1.9)     215.0
    Total mortgage-backed securities
     available for sale ..............  13,371.8       366.5       (12.2)  13,726.1
Total investment and
 mortgage-backed securities
 available for sale ..................  21,776.8       735.5       (39.8)  22,472.5

Other securities held for investment .     746.3        32.0        (5.2)     773.1
  Total investment securities ........ $22,523.1       767.5       (45.0)  23,245.6

Interest income on investment securities for the quarters ended March 31 were:



                                             Quarter
In millions                               1998     1997

Available for sale:
 U.S. Treasury and federal agencies .. $  34.3     32.1
 State, municipal and housing -
   tax exempt ........................    20.3     14.6
 Other ...............................    12.1     14.5
    Total investment securities
     available for sale ..............    66.7     61.2
 Mortgage-backed securities:
  Federal agencies ...................   242.4    259.9
  Collateralized mortgage
   obligations .......................     4.6      4.4
    Total mortgage-backed securities
     available for sale ..............   247.0    264.3
Total investment and mortgage-backed
  securities available for sale ......   313.7    325.5

Other securities held for investment .     6.6      7.0

  Total investment securities ........ $ 320.3    332.5



Certain investment securities with a total amortized cost of $22.9 million and $5.2 million for the quarters ended March 31, 1998 and 1997, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. The sales and calls of investment securities resulted in no gain or loss during the first quarters of 1998 and 1997.

5.  Loans and Leases

The carrying values of loans and leases at March 31, 1998 and December 31, 1997 were:

In millions                                     March 31,     December 31,
                                                    1998             1997

Commercial, financial and industrial .....     $10,821.3         10,680.2
Agricultural .............................       1,205.7          1,276.2
Real estate
  Secured by 1-4 family residential
    properties ...........................      10,631.0         10,746.6
  Secured by development properties ......       2,044.4          2,131.4
  Secured by construction and land
    development ..........................       1,040.6          1,005.8
  Secured by owner-occupied properties ...       2,940.5          2,866.1
Consumer .................................      11,892.7         12,298.0
Credit card ..............................       1,556.7          1,632.2
Lease financing ..........................         956.6            921.2
Foreign
  Consumer ...............................         910.5            864.0
  Commercial .............................         228.0            212.4
    Total loans and leases ...............      44,228.0         44,634.1
Unearned discount ........................      (2,065.6)        (2,112.5)
  Total loans and leases, net of
    unearned discount ....................     $42,162.4         42,521.6


Changes in the allowance for credit losses for the quarters ended March 31 were:

                                             Quarter
In millions                                1998      1997

Balance at beginning of period ....... $1,233.9   1,040.8
  Allowance related to assets
   acquired, net .....................      9.3      24.8
  Provision for credit losses ........    124.5     109.0

  Credit losses ......................   (173.5)   (146.7)
  Recoveries .........................     42.1      34.7
    Net credit losses ................   (131.4)   (112.0)
Balance at end of period ............. $1,236.3   1,062.6

6.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at March 31, 1998 and 1997 and December 31, 1997 were:

In millions                                      March 31,     December 31,
                                              1998      1997          1997
Impaired loans
  Non-accrual ...........................  $ 121.8     108.7          89.4
  Restructured ..........................      0.1       0.2           0.1
    Total impaired loans ................    121.9     108.9          89.5
Other non-accrual loans and leases ......     86.9      64.7          88.7
  Total non-accrual and
   restructured loans and leases ........    208.8     173.6         178.2
Other real estate owned .................     50.1      50.0          50.3
  Total non-performing assets ...........    258.9     223.6         228.5
Loans and leases past due 90 days or more*   137.2      94.3         153.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 396.1     317.9         382.3

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the quarters ended March 31, 1998 and 1997 were $105.1 million and $104.6 million, respectively. The allowance for credit losses related to impaired loans at March 31, 1998 and December 31, 1997 was $38.5 million and $33.5 million, respectively. Impaired loans of $3.1 million and $1.8 million were not subject to a related allowance for credit losses at March 31, 1998 and December 31, 1997, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters ended March 31 were:

                                              Quarter
In millions                                 1998    1997

Interest
  As originally contracted ...........     $ 3.5     5.2
  As recognized ......................      (0.6)   (0.5)
    Reduction of interest income .....     $ 2.9     4.7




7.  Long-term Debt

During the first three months of 1998, certain subsidiaries of the corporation received advances from the Federal Home Loan Bank. Advances of $200.0 million were issued bearing interest at a rate of one-month LIBOR less 15 basis points, and maturing in March 1999. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year. Norwest Financial, Inc. and its subsidiaries issued $70.4 million in senior notes bearing interest at fixed rates rates ranging from 5.55 percent to 6.08 percent, which mature between April 2003 and March 2008.

8. Stockholders' Equity


The table below is a summary of the corporation's preferred and preference stock at March 31, 1998 and December 31, 1997. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1997 annual report on Form 10-K.

In millions, except share amounts


                                                           Annual
                                                         Dividend
                              Shares Outstanding          Rate at        Amount Outstanding
                               March 31,  December 31,   March 31,        March 31,  December 31,
                                   1998          1997        1998             1998          1997
Cumulative
  Tracking, $200
  stated value ..............   980,000       980,000        9.30%          $196.0         196.0
1998 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    29,498             -       10.75%            29.5             -
1997 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    20,220        22,927        9.50%            20.2          23.0
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    22,644        22,831        9.50%            22.6          22.8
1995 ESOP Cumulative
  Convertible, $1,000
  stated value ..............    20,510        20,625       10.00%            20.5          20.6
ESOP Cumulative Convertible,
  $1,000 stated value .......     9,956        10,022        9.00%            10.0          10.0
Less: Cumulative
  Tracking shares held by
  a subsidiary ..............   (25,000)      (25,000)                        (5.0)         (5.0)
                              1,057,828     1,031,405                        293.8         267.4
Unearned ESOP shares ........                                               (107.9)        (79.4)
    Total preferred stock ...                                              $ 185.9         188.0




On February 24, 1998, the corporation issued 35,000 shares of 1998 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1998 ESOP Preferred Stock"), in the stated amount of $35.0 million at a premium of $2.7 million; a corresponding charge of $37.7 million was recorded to unearned ESOP shares.

On February 24, 1997, the corporation issued 51,700 shares of 1997 ESOP Cumulative Convertible Preferred Stock, $1,000 stated value per share ("1997 ESOP Preferred Stock"), in the stated amount of $51.7 million at a premium of $2.1 million; a corresponding charge of $53.8 million was recorded to unearned ESOP shares.

During the quarters ending March 31, 1998 and 1997, 8,577 and 11,567 shares of ESOP preferred stock were converted into 206,467 and 496,632 shares of common stock of the corporation, respectively.

Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 is comprised of the following:



                                                    March 31,     December 31,
                                                        1998             1997


Unrealized gains on securities available
  for sale .............................          $    356.9            419.4
Foreign currency translation ...........                (9.3)            (9.5)
  Accumulated other comprehensive income          $    347.6            409.9

9. Business Segments

The corporation's operations include three primary business segments: banking, mortgage banking and consumer finance. See Note 16 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1997 for a detailed description of each business segment. Selected financial information by business segment for the quarters ended March 31 is included in the following summary:



In millions
                                 Quarter
                                1998      1997
Revenues:*
  Banking ................ $ 1,588.5   1,491.8
  Mortgage Banking .......     449.4     344.4
  Norwest Financial ......     526.9     455.8
    Total ................ $ 2,564.8   2,292.0
Organizational earnings:*
  Banking ................ $   263.9     226.5
  Mortgage Banking .......      51.9      33.8
  Norwest Financial ......      51.9      61.6
    Total ................ $   367.7     321.9
Total assets:
  Banking ................ $63,257.7  63,606.6
  Mortgage Banking .......  22,419.1  11,103.0
  Norwest Financial ......  10,416.9   8,870.7
    Total ................ $96,093.7  83,580.3


* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.



10.  Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters ended March 31 is presented below:

                                            Quarter
In millions                              1998      1997

Origination and other
  closing fees ......................  $109.1      58.6
Servicing fees ......................    50.2      95.1
Net gains (losses) on sales of
  servicing rights ..................    (0.3)      0.2
Net gains on sales of mortgages .....    36.8      31.5
Other ...............................    56.9      36.4
  Total mortgage banking non-
    interest income .................  $252.7     221.8

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $211.8 billion and $184.6 billion at March 31, 1998 and 1997, respectively, and $205.8 billion at December 31, 1997.

Changes in capitalized mortgage servicing rights for the quarters ended March 31 were:

                                          Quarter
In millions                            1998      1997

Balance at beginning of period ..  $2,839.1   2,712.7
  Originations ..................     129.9      77.8
  Purchases and other additions .     117.5      31.7
  Sales .........................         -     (17.4)
  Amortization ..................    (153.1)    (85.2)
  Other .........................     (58.5)     65.5
                                    2,874.9   2,785.1
  Less valuation allowance ......     (64.2)    (64.2)
Balance at end of period ........  $2,810.7   2,720.9



The fair value of capitalized mortgage servicing rights at March 31, 1998 was approximately $3.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters ended March 31, 1998 and 1997.





11. Trading Revenues

For the quarters ended March 31, trading revenues were derived from the following activities:

                                                 Quarter
In millions                                   1998    1997

Interest income:
  Securities .............................. $ 10.8     4.5

Non-interest income:
  Gains on securities sold ................   12.5    15.3
  Swaps and other interest rate contracts .      -     0.3
  Foreign exchange trading ................    3.6     3.7
  Options .................................    0.3     2.1
  Futures .................................    7.9     3.5
    Total non-interest income .............   24.3    24.9
Total trading revenues .................... $ 35.1    29.4

12. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps, interest rate caps and floors, futures and options on futures contracts) as part of an overall interest rate risk management strategy. See Note 15 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1997 for a detailed description of derivative products utilized in end-user activities.

For the three months ended March 31, 1998, end-user derivative activities increased interest income by $1.9 million and decreased interest expense by $22.8 million, for a total benefit to net interest income of $24.7 million. For the same period in 1997, end-user derivative activities decreased interest income by $0.1 million and interest expense by $14.5 million, for a total benefit to net interest income of $14.4 million.

Activity in the notional amounts of end-user derivatives for the quarter ended March 31, 1998 is summarized as follows:



In millions                December 31,              Amortization                   March 31,
                                  1997   Additions   & Maturities  Terminations          1998
Swaps:

  Generic receive fixed ..... $  4,316           -           (200)            -         4,116

  Amortizing receive fixed ..    3,185           -            (77)            -         3,108

  Generic pay fixed .........      221         105              -             -           326

  Basis .....................       29          29            (29)            -            29

    Total swaps .............    7,751         134           (306)            -         7,579

Interest rate caps
  and floors ................   14,377           -           (315)            -        14,062

Futures contracts ...........    4,690       9,821         (2,015)       (5,463)        7,033

Options on futures contracts     9,886      20,420        (13,477)       (6,925)        9,904

Security options ............    1,240       9,476         (2,500)       (3,740)        4,476

Forward foreign exchange

  contracts .................      491          43           (496)            -            38

Total ....................... $ 38,435      39,894        (19,109)      (16,128)       43,092


Deferred gains and losses on closed end-user derivatives were not material at March 31, 1998 and December 31, 1997.

A key assumption in the information which follows is that rates remain constant at March 31, 1998 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:



Dollars in millions
                                              Maturity
                                                                    There-
March 31, 1998              1998    1999    2000    2001    2002    after    Total

Swaps:
Generic receive fixed-
  Notional value ........$   450     766     400     500     500    1,500    4,116
  Weighted avg.
    receive rate ........   6.03%   7.28    6.17    6.35    6.81     6.53     6.59
  Weighted avg. pay rate    5.64%   5.67    5.64    5.66    5.69     5.68     5.67
Amortizing receive fixed-
  Notional value ........$     -   1,875   1,233       -       -        -    3,108
  Weighted avg.
    receive rate ........      -%   7.46    6.47       -       -        -     7.07
  Weighted avg. pay rate       -%   5.50    5.67       -       -        -     5.57
Generic pay fixed-
  Notional value ........$     -       -       5     111     100      110      326
  Weighted avg.
    receive rate ........      -%      -    5.63    5.69    5.69     5.68     5.69
  Weighted avg. pay rate       -%      -    6.15    5.76    5.99     5.75     5.83
Basis-
  Notional value ........$     -       -       -       -       -       29       29
  Weighted avg.
    receive rate ........      -%      -       -       -       -     4.31     4.31
  Weighted avg. pay rate       -%      -       -       -       -     2.69     2.69

Interest rate caps and
  floors (1):
  Notional value ........$   212     400   3,200   4,750   5,500        -   14,062

Futures contracts (1):
  Notional value ........$ 7,033       -       -       -       -        -    7,033

Options on futures
  contracts (1):
  Notional value ........$ 9,904       -       -       -       -        -    9,904

Security options (1):
  Notional value ........$ 4,450       -       1      25       -        -    4,476

Forward foreign exchange
  contracts (1):
  Notional value ........$    38       -       -       -       -        -       38

Total notional value ....$22,087   3,041   4,839   5,386   6,100    1,639   43,092

Total weighted avg.
  rates on swaps:
    Receive rate ........   6.03%   7.41    6.39    6.23    6.62     6.43     6.74

    Pay rate ............   5.64%   5.55    5.66    5.68    5.74     5.63     5.62

(1) Average rates are not meaningful for interest rate caps and floors, futures contracts, options or forward foreign exchange contracts.

Note: Weighted average variable rates are based on the actual rates as of March 31, 1998.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:


In millions                                Balance Sheet Category
                             Loans   Mortgage Interest-    Short-   Long-
                               and  Servicing   bearing    term      term
                            Leases     Rights  Deposits Borrowings   Debt   Total
Swaps:

Pay variable
  Unrealized gains .....  $      -       36.2      73.9         -    92.8   202.9
  Unrealized (losses) ..         -          -         -         -    (2.0)   (2.0)

  Pay variable net .....         -       36.2      73.9         -    90.8   200.9

Pay fixed
  Unrealized gains .....       0.5          -       1.0         -       -     1.5
  Unrealized losses ....      (0.7)         -         -         -       -    (0.7)

  Pay fixed net ........      (0.2)         -       1.0         -       -     0.8

Basis
  Unrealized gains .....         -          -         -         -       -       -

Total unrealized gains .       0.5       36.2      74.9         -    92.8   204.4
Total unrealized (losses)     (0.7)         -         -         -    (2.0)   (2.7)

  Total net ............  $   (0.2)      36.2      74.9         -    90.8   201.7

Interest rate caps and floors:

  Unrealized gains .....  $      -      138.6         -         -       -   138.6
  Unrealized (losses) ..         -          -         -         -       -       -

    Total net ..........  $      -      138.6         -         -       -   138.6

Futures contracts:

  Unrealized gains .....  $    3.9        0.5         -         -       -     4.4
  Unrealized (losses) ..      (0.5)     (30.0)        -         -       -   (30.5)

    Total net ..........  $    3.4      (29.5)        -         -       -   (26.1)

Options on futures contracts:

  Unrealized gains .....  $    0.5        4.7         -         -       -     5.2
  Unrealized (losses) ..      (0.8)     (11.0)        -         -       -   (11.8)

    Total net ..........  $   (0.3)      (6.3)        -         -       -    (6.6)

Security options:

  Unrealized gains .....  $    1.4          -         -         -       -     1.4
  Unrealized (losses) ..     (12.8)         -         -         -       -   (12.8)

    Total net ..........  $  (11.4)         -         -         -       -   (11.4)

Forward foreign exchange contracts:

  Unrealized (losses) ..  $      -          -         -      (0.6)      -    (0.6)

Grand total
    unrealized gains ...  $    6.3      180.0      74.9         -    92.8   354.0
Grand total
    unrealized (losses)      (14.8)     (41.0)        -      (0.6)   (2.0)  (58.4)

  Grand total net ......  $   (8.5)     139.0      74.9      (0.6)   90.8   295.6

                                           18

As a result of interest rate fluctuations, off balance-sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the fair value of the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At March 31, 1998, the corporation had forward contracts and options on forward contracts totaling $35.2 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At March 31, 1998, the corporation's trading account portfolio included futures of $428 million notional value, which are valued at market with any gains or losses recognized currently.



13. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At March 31, 1998, the corporation had eight pending acquisitions with total assets of approximately $2.0 billion, and it is anticipated that cash of approximately $86.4 million and approximately 11.0 million common shares will be issued upon completion of these acquisitions.

These pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the third quarter of 1998 and are not significant to the financial statements of the corporation, either individually or in the aggregate.

Transactions completed in the three months ended March 31, 1998 include:


In millions, except share amounts                                   Common
                                                           Cash     Shares    Method of
                                     Date      Assets      Paid     Issued    Accounting
Finvercon S.A. Compania
  Financiera
  Argentina (F) ................  January 7   $   57.4  $  19.7           -   Purchase

Fidelity Bancshares, Inc.
  Fort Worth, Texas (B) ........  January 13     111.0     16.1           -   Purchase

Heritage Trust Company,
  Grand Junction, Colorado (B) .  February 20      1.6        -     136,950   Purchase

Founders Trust Company
  Dallas, Texas (B) ............  March 2          1.6      6.9           -   Purchase

                                              $  171.6  $  42.7     136,950






(B) - Banking Group; (F) - Norwest Financial

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with Norwest Corporation's 1997 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $367.7 million for the quarter ended March 31, 1998, a 14.2 percent increase over the $321.9 million earned in the first quarter of 1997. Diluted earnings per share were 47 cents, compared with 42 cents in the first quarter of 1997, an increase of 11.9 percent. Basic earnings per share increased 11.6 percent to 48 cents per common share in the first quarter of 1998 from 43 cents a year earlier. Return on realized common equity was 22.9 percent and return on assets was 1.69 percent for the first quarter of 1998, compared with 22.7 percent and 1.63 percent, respectively, in the first quarter of 1997.

ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 9 to the unaudited consolidated financial statements for the quarters ended March 31, 1998 and 1997 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported first quarter 1998 earnings of $263.9 million, a
16.5 percent increase over the first quarter 1997 earnings of $226.5 million. The increased earnings in the first quarter of 1998 reflected a 7.5 percent increase in tax-equivalent net interest income to $720.5 million, primarily due to a 27 basis point increase in net interest margin. The Banking Group's provision for credit losses for the quarter ended March 31, 1998 decreased $7.6 million to $27.0 million from a year earlier, as average loans and leases rose $1.2 billion, or 3.8 percent, while net charge-offs as a percent of average loans and leases decreased to 47 basis points from 53 basis points in 1997. Non-interest income rose $89.4 million to $477.1 million for the first three months of 1998, due primarily to growth in trust and investment fees and commissions, service charges, credit card, insurance and venture capital gains. Non-interest expenses of $779.3 million for the first three months of 1998 were $103.0 million higher when compared with the first three months of 1997, reflecting additional operating expenses due to acquisitions and writedowns of miscellaneous assets.

Mortgage Banking

Mortgage Banking earned $51.9 million in the current quarter compared with $33.8 million in the first quarter of 1997. See Note 10 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the quarters ended March 31, 1998 and 1997.

The growth in Mortgage Banking earnings over the first quarter of 1997 primarily reflects an 86.1 percent increase in origination and other closing fees associated with the low mortgage interest rate environment. Mortgage loan originations amounted to $20.9 billion during the first quarter of 1998, compared with $10.4 billion in the first quarter of 1997. The percentage of fundings attributed to mortgage loan refinancings was approximately 57 percent in the first quarter of 1998, compared with 23 percent for the same period of 1997. The unclosed pipeline of mortgage loans was $19.6 billion at March 31, 1998, compared with $10.6 billion at December 31, 1997. The growth in Mortgage Banking earnings is also due to higher tax-equivalent net interest income related to increases in the average balance of mortgage loans held for sale and net interest margin.
The growth in origination and closing fees and net interest income was partially offset by lower servicing revenue, reflecting increased amortization of capitalized mortgage servicing rights due to the low interest rate enviroment. Amortization of capitalized mortgage servicing rights was $153.1 million in the first quarter of 1998, compared with $85.2 million in the first quarter of 1997.

The servicing portfolio had a weighted average coupon of 7.69 percent and
7.75 percent at March 31, 1998 and December 31, 1997, respectively.


Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $51.9 million in the first quarter of 1998, compared with $61.6 million in the first quarter of 1997. The decrease in earnings reflects increases in the provision for credit losses associated with increased charge-off activity and higher operating expenses related to acquisitions. Norwest Financial's net charge-offs in the first quarter of 1998 were $93.4 million, or 4.27 percent of average loans, compared with $67.0 million, or 3.66 percent of average loans, in the same period in 1997. The increase in net charge-offs was primarily attributed to increased bankruptcies in Puerto Rico and the acquisition of Fidelity Acceptance Corporation in August 1997. Tax-equivalent net interest income increased to $324.4 million in the first three months of 1998, or 15.9 percent over the first quarter of 1997, due to a 19.4 percent increase in average finance receivables. The increase was partially offset by a 20 basis point decrease in net interest margin during the same period.

Based on higher credit losses in Puerto Rico resulting from increased bankruptcies, and slower loan receivable growth as prepayments and competitive pressures are causing industry loan standards and pricing to fall below levels which management considers prudent, management now estimates that Norwest Financial's 1998 earnings will be approximately ten percent lower than the $243 million earned in 1997. Management believes it is important to maintain financial discipline and is confident of Norwest Financial's long-term growth prospects. Management expects the diversity of Norwest's earnings stream will offset this temporary performance challenge at Norwest Financial.

Statements made in the preceding paragraph are forward looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements address management's present expectations about future performance and involve inherent risks and uncertainties. A number of important factors (some of which are beyond the corporation's control) could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in the geographic and business areas in which the corporation conducts its operations, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, acquisitions and integration of acquired businesses.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $1,078.7 million in the first quarter of 1998, compared with $967.2 million in the first quarter of 1997, an increase of 11.5 percent. Growth in tax-equivalent net interest income over the three months ended March 31, 1997 was primarily due to a
9.0 percent growth in average earning assets, and a 15 basis point increase in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.77 percent in the first quarter of 1998, compared with 5.62 percent in the first quarter of 1997. The increase in net interest margin from first quarter 1997 is primarily due to highter yield on loans and loans held for sale and improved funding costs related to interest-bearing deposits.

The following table summarizes changes in tax-equivalent net interest income between the first quarter of 1998 and the first and fourth quarters of 1997.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     1Q 98     1Q 98
                                                 from      from
                                                1Q 97     4Q 97
Increase (decrease) due to:
  Change in earning asset volume ............  $ 83.6      33.0
  Change in volume of interest-free funds ...    18.6       0.4
  Change in net return from
   Interest-free funds ......................     0.3      (3.7)
   Interest-bearing funds ...................    (4.2)     (5.1)
  Change in earning asset mix ...............     5.4     (13.1)
  Change in funding mix .....................     7.8       2.3
Change in tax-equivalent net interest income.  $111.5      13.8

* Net interest income is presented on a tax-equivalent basis utilizing a federal incremental tax rate of 35 percent in each period presented.




Provision for Credit Losses

The corporation provided $124.5 million for credit losses in the first quarter of 1998, compared with $109.0 million in the same period a year ago. Net credit losses totaled $131.4 million and $112.0 million for the three months ended March 31, 1998 and 1997, respectively. As a percentage of average loans and leases, net credit losses were 126 basis points in the first quarter of 1998, compared with 114 basis points in the same period in 1997. The increase in net credit losses for the first quarter of 1998 is principally due to higher levels of consumer credit charge-offs.


Non-interest Income

Consolidated non-interest income was $810.3 million in the first quarter of 1998, an increase of $125.7 million, or 18.3 percent, from the first quarter of 1997, due to continued growth in virtually all categories, including mortgage banking, trust and investment fees and commissions, service charges, credit card, insurance and venture capital gains. The increases in trust and investment fees and commissions and in service charges reflect overall increases in business activity, due to acquisitions and marketing efforts.

Mortgage banking revenues in the first quarter of 1998 were $252.7 million, compared with $221.8 million in the first quarter of 1997. The increase for the quarter is attributed to increases in origination and other closing fees partially offset by increased amortization of capitalized mortgage servicing rights related to the low mortgage interest rate environment. See Note 10 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the quarters ended March 31, 1998 and 1997. Mortgage banking revenue derived from sales of servicing rights is largely dependent upon portfolio characteristics and prevailing market conditions.

Net venture capital gains were $58.7 million for the three months ended March 31, 1998, compared with $19.2 million for the same period in 1997. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $163.7 million at March 31, 1998.


Non-interest Expenses

Consolidated non-interest expenses were $1,210.0 million in the first quarter of 1998, compared with $1,041.5 million in the same period of 1997, an increase of 16.2 percent. The increase in non-interest expense over the first quarter of 1997 is principally due to increased operating expenses associated with acquisitions. Other non-interest expense increased due to writedowns of other miscellaneous assets.


CONSOLIDATED BALANCE SHEET ANALYSIS

At March 31, 1998, earning assets were $82.7 billion, an increase of 10.3 percent from $75.0 billion at December 31, 1997. This increase was primarily due to a $4.5 billion increase in investment securities and a $3.2 billion increase in mortgages held for sale.

At March 31, 1998, interest-bearing liabilities totaled $65.9 billion, a 7.2 percent increase from $61.5 billion at December 31, 1997. The increase was primarily due to increases in short-term borrowings.



Credit Quality

The major categories of loans and leases are included in Note 5 to the unaudited consolidated financial statements for the quarter ended March 31, 1998.

At March 31, 1998, the allowance for credit losses totaled $1,236.3 million, or 2.93 percent of loans and leases outstanding. Comparable amounts were $1,062.6 million, or 2.63 percent, at March 31, 1997, and $1,233.9 million, or 2.90 percent, at December 31, 1997. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 312.1 percent at March 31, 1998, compared with 334.2 percent at March 31, 1997 and 322.7 percent at December 31, 1997.

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


The allocation of the allowance for credit losses to major categories of loans and leases at March 31, 1998 and December 31, 1997 was:

                                       March 31,          December 31,
                                           1998                  1997

Commercial ....................        $  219.2                 207.7
Consumer ......................           427.3                 422.6
Real estate ...................           172.2                 168.1
Foreign .......................            49.6                  42.0
Unallocated ...................           368.0                 393.5
   Total ......................        $1,236.3               1,233.9


Non-performing assets and 90-day past due loans and leases totaled $396.1 million, or 0.41 percent of total assets, at March 31, 1998, compared with $317.9 million, or 0.38 percent, at March 31, 1997, and $382.3 million, or 0.43 percent, at December 31, 1997.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector.

The corporation's Banking Group operates in 16 states, largely in the Midwest, Western/Rocky Mountain and Southwest regions of the country. Distribution of average loans by region during the first three months of 1998 was approximately 50.1 percent in the Midwest, 28.0 percent in the Western/Rocky Mountain region and 21.9 percent in the Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the country. The five states with the highest originations year to date in 1998 are:
California $3,650.0 million; Minnesota $1,539.7 million; Illinois $1,204.9 million; Texas $1,012.2 million; and Washington $909.1 million. The originations in these five states comprise approximately 39.8 percent of total originations during the first quarter of 1998. The five largest states in the servicing portfolio include: California $40.7 billion; Minnesota $12.2 billion; Texas $10.8 billion; New York $9.7 billion; and New Jersey $9.3 billion. These five states comprise approximately 39.2 percent of the total servicing portfolio at March 31, 1998.

Norwest Financial engages in consumer finance activities in 48 states, Guam, Saipan, all ten Canadian provinces, the Caribbean and Latin America.
The five states with the largest consumer finance receivables are:
California $666.4 million; Illinois $280.8 million; Ohio $248.7 million; Florida $236.9 million; and Texas $225.0 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.4 billion and $626.7 million, respectively, at March 31, 1998. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 44.3 percent of total consumer finance receivables at March 31, 1998.

With respect to credit card receivables, approximately 64.9 percent of the portfolio is within the corporation's 16-state banking region. Minnesota represents approximately 12.6 percent of the total outstanding credit card portfolio. No other state accounts for more than 10 percent of the portfolio.

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect modest growth. Consumer past due delinquencies were as follows:



                                         March 31,  December 31,  March 31,
                                             1998          1997       1997



Banking Group 30 days past due .......       1.79%         2.02       1.93
Norwest Financial 60 days past due ...       3.46          3.58       3.76
Credit card 30 days past due .........       4.06          3.92       4.12


Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                             March 31,       December 31,
                                                 1998               1997

Tier 1 capital.........................       $ 5,681              5,525
Total capital..........................         6,883              6,692
Total risk adjusted assets.............        63,696             60,774
Tier 1 capital ratio...................          8.92%              9.09
Total capital to risk adjusted assets..         10.81%             11.01
Leverage ratio.........................          6.58%              6.63



The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively. The corporation's dividend payout ratio was 34.4 percent for the first quarter of 1998 compared with 34.9 percent for the first quarter of 1997.

On April 28, 1998, the corporation's board of directors authorized the corporation to repurchase up to an additional ten million shares of the corporation's common stock, bringing the total common stock purchase authority to approximately 11.5 million shares. The shares will be used to meet the common stock issuance requirements of the corporation including its Savings Investment Plan, stock option plans and other stock issuance requirements other than acquisitions accounted for as pooling of interests.



RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed ten percent of more of combined revenue, income or assets.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" (FAS 132). FAS 132 standardizes disclosure requirements for pension and other postretirement plans, and requires certain additional information on changes in benefit obligations and fair values of plan assets.

The corporation will be required to adopt the provisions of FAS 131 and FAS 132 at the end of 1998, and adoption is not expected to have a material impact on the corporation's consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


                                           Quarter Ended March 31,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets

Money market investments .... $   846   $  11.7     5.59%  $1,620    $ 21.1    5.29%
Trading account securities ..     686      10.8     6.46      272       4.7    6.98

Investment securities available
  for sale
  U.S. Treasury & federal
    agencies ................   2,351      34.3     5.87    2,067      32.1    6.22
  State, municipal and
    housing tax-exempt ......   1,491      30.6     8.71    1,012      21.6    8.85
  Mortgage-backed ...........  13,706     247.0     7.41   14,263     264.3    7.46
  Other .....................     981      12.1     6.30    1,130      14.5    6.85
    Total investment
       securities available
       for sale .............  18,529     324.0     7.26   18,472     332.5    7.37

Other securities held for
    investment ..............     744       6.6     3.56      720       7.0    3.89



    Total investment
    securities ..............  19,273     330.6     7.11   19,192     339.5    7.23

Loans held for sale .........   3,606      70.5     7.93    2,924      56.2    7.79
Mortgages held for sale .....   9,020     155.8     6.91    5,485      97.7    7.13
Loans and leases
  (net of unearned discount)
  Commercial ................  13,948     315.9     9.18   13,311     297.2    9.05
  Real estate ...............  15,058     364.5     9.73   14,972     357.8    9.61
  Consumer ..................  13,238     506.8    15.39   11,663     442.1   15.25
    Total loans and leases ..  42,244   1,187.2    11.32   39,946   1,097.1   11.07
  Allowance for credit losses  (1,240)                     (1,058)
    Net loans and leases ....  41,004                      38,888

    Total earning assets
    (before the allowance for
    credit losses) ..........  75,675   1,766.6     9.48   69,439   1,616.3    9.42

Cash and due from banks .....   3,942                       3,646
Other assets ................   9,667                       8,150
  Total assets .............. $88,044                     $80,177

(Continued on page 27)


Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 26)



                                            Quarter Ended March 31,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $16,699    $    -       -%  $13,086    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..  10,256      40.0    1.58     9,444      38.7    1.66
  Money market accounts .....  11,555      94.9    3.33    10,467      89.7    3.48
  Savings certificates ......  12,880     173.7    5.47    13,200     176.4    5.42
  Certificates of deposit
    and other time ..........   3,904      53.7    5.58     3,412      47.6    5.65
  Foreign time ..............     404       4.8    4.80       439       3.7    3.44
Total interest-bearing
      deposits ..............  38,999     367.1    3.82    36,962     356.1    3.91
Federal funds purchased
  repurchase agreements .....   3,751      46.4    5.02     2,485      29.9    4.88
Short-term borrowings .......   5,534      77.9    5.71     5,256      69.2    5.34
Long-term debt ..............  12,457     196.5    6.31    12,719     193.9    6.10

Total interest-bearing
      liabilities ...........  60,741     687.9    4.58    57,422     649.1    4.57


Other liabilities ...........   3,564                       3,550
Preferred stock .............     187                         188
Common stockholders' equity .   6,853                       5,931
    Total liabilities and
      stockholders' equity .. $88,044                     $80,177

  Net interest income
    (tax-equivalent basis) ..          $1,078.7                     $ 967.2

  Yield spread ..............                      4.90                        4.85


  Net interest margin .......                      5.77                        5.62

  Interest-bearing liabilities
    to earning assets .......                     80.27                       82.69



* Interest income and yields are calculated on a tax-equivalent basis utilizing a federal incremental tax rate of 35% in each period presented.
Non-accrual loans and the related negative income effect have been included in the calculation of yields.


                            27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk



There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the corporation's annual report on Form 10-K for the year ended December 31, 1997.

                       PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits.



     The following exhibits are filed or incorporated by reference in response to Item 601 of Regulation S-K.



     Exhibit
     No.                      Exhibit                                 Page No.

     3(a). Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(b) of the corporation's Current Report on Form 8-K dated
             June 28, 1993, Exhibit 3 to the corporation's Current Report on Form 8-K dated July 3, 1995 and Exhibit 3 to the corporation's Current Report on Form 8-K dated June 3, 1997).

     3(b). Certificate of Designations of Powers, Preferences and Rights of the corporation's ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

     3(c). Certificate of Designations of Powers, Preferences and Rights of the corporation's Cumulative Tracking
             Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated January 9, 1995).

     3(d). Certificate of Designations of Powers, Preferences and Rights of the corporation's 1995 ESOP Cumulative
             Convertible Preferred Stock (incorporated by reference to
             Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

     3(e). Certificate of Designations with respect to the 1996 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated February 26, 1996).

     3(f). Certificate of Designations with respect to the 1997 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated April 14, 1997).

     3(g). Certificate of Designations with respect to the 1998 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated April 20, 1998).

     Exhibit
     No.                      Exhibit                                 Page No.

     3(h). By-Laws (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated October 10,
             1997).

     4(a).   See 3(a) through 3(h) of this Item.

     4(b). Rights Agreement dated as of November 22, 1988 between the corporation and Citibank, N.A. (incorporated by reference to Exhibit 1 to the corporation's Form 8-A dated December 6, 1988).

     4(c). Certificate of Adjustment, dated October 10, 1997, to Rights Agreement (incorporated by reference to Exhibit 5 to the corporation's Form 8-A/A dated October 14, 1997).

     4(d) Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

     11.     Computation of Earnings Per Share.                             32

     12(a).  Computation of Ratio of Earnings to Fixed Charges.             33

     12(b).  Computation of Ratio of Earnings to Fixed Charges
             and Preferred Stock Dividends.                                 34

     27.     Financial Data Schedule (filed electronically)


Stockholders may obtain a copy of any Exhibit, none of which are contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.


(b)  Reports on Form 8-K.

     The corporation filed a Current Report on Form 8-K, dated January 22, 1998, reporting consolidated operating results of the corporation for the year ended December 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORWEST CORPORATION


May 13, 1998                             By /s/  Michael A. Graf
                                            Michael A. Graf

                                            Senior Vice President
                                            and Controller
                                            (Chief Accounting Officer)