Form 10-Q
period 1998-06-30
NORWEST CORP
filed 1998-08-14
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

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

Common Stock, par value $1 2/3 per share,
outstanding at July 31, 1998                         765,783,139 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      June 30, 1998 and December 31, 1997..........................  3

2.  Consolidated Statements of Income -
      Quarters and Six Months Ended June 30, 1998 and 1997.........  4

3. Consolidated Statements of Comprehensive Income -
      Quarters and Six Months Ended June 30, 1998 and 1997.........  5

4.  Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1998 and 1997......................  6

5.  Consolidated Statements of Stockholders' Equity -
      Six Months Ended June 30, 1998 and 1997......................  7

6.  Notes to Unaudited Consolidated Financial Statements...........  9





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.

Norwest Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                          June 30,   December 31,
                                                       1998           1997
ASSETS
Cash and due from banks ......................    $ 4,953.7        4,912.1
Interest-bearing deposits with banks .........         63.4           46.6
Federal funds sold and resale agreements .....        865.5          967.4
    Total cash and cash equivalents ..........      5,882.6        5,926.1
Trading account securities ...................        247.4          486.9
Investment and mortgage-backed securities
  available for sale .........................     18,432.1       17,983.9
Investment securities held to maturity (fair
  value $772.8 in 1998 and $762.8 in 1997) ...        752.4          747.2
    Total investment securities ..............     19,184.5       18,731.1
Loans held for sale ..........................      3,470.1        3,407.0
Mortgages held for sale ......................     12,190.7        8,848.0
Loans and leases, net of unearned discount ...     43,390.8       42,521.6
Allowance for credit losses ..................     (1,262.1)      (1,233.9)
    Net loans and leases .....................     42,128.7       41,287.7
Premises and equipment, net ..................      1,377.2        1,295.5
Mortgage servicing rights, net ...............      2,903.6        2,774.9
Interest receivable and other assets .........      5,768.5        5,783.0
    Total assets .............................    $93,153.3       88,540.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................    $17,796.7       16,253.3
  Interest-bearing ...........................     38,998.5       39,203.8
    Total deposits ...........................     56,795.2       55,457.1
Short-term borrowings ........................     12,188.1        9,557.0
Accrued expenses and other liabilities .......      4,508.3        3,737.2
Long-term debt ...............................     12,315.6       12,766.7
    Total liabilities ........................     85,807.2       81,518.0
Preferred stock ..............................        284.4          267.4
Unearned ESOP shares .........................        (97.9)         (79.4)
    Total preferred stock ....................        186.5          188.0
Common stock, $1 2/3 par value - authorized
 2,000,000,000 shares:
  Issued 771,113,149 and 769,113,149 shares
   in 1998 and 1997, respectively ............      1,285.2        1,281.9
Surplus ......................................        482.8          419.6
Retained earnings ............................      5,364.9        5,007.7
Accumulated other comprehensive income .......        374.7          409.9
Notes receivable from ESOP ...................         (5.4)         (10.1)
Treasury stock - 10,850,171 and 10,493,685
  common shares in 1998 and 1997, respectively       (342.6)        (274.8)
    Total common stockholders' equity ........      7,159.6        6,834.2
    Total stockholders' equity ...............      7,346.1        7,022.2
    Total liabilities and
      stockholders' equity ...................    $93,153.3       88,540.2

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


In millions, except per common share amounts     Quarter Ended  Six Months Ended
                                                    June 30,        June 30,
                                                 1998     1997     1998      1997
INTEREST INCOME ON
Loans and leases ........................... $1,198.1  1,115.7  2,383.5   2,211.1
Investment and mortgage-backed securities
 available for sale ........................    317.6    364.8    631.3     690.3
Investment securities held to maturity .....      6.5      7.1     13.1      14.1
Loans held for sale ........................     68.4     55.9    138.9     112.1
Mortgages held for sale ....................    197.0     97.8    352.8     195.5
Money market investments ...................     10.1      9.4     21.8      30.5
Trading account securities .................     16.9     10.8     27.7      15.3
    Total interest income ..................  1,814.6  1,661.5  3,569.1   3,268.9

INTEREST EXPENSE ON
Deposits ...................................    372.1    358.6    739.2     714.7
Short-term borrowings ......................    167.2    116.0    291.5     215.1
Long-term debt .............................    194.2    187.1    390.7     381.0
    Total interest expense .................    733.5    661.7  1,421.4   1,310.8
      Net interest income ..................  1,081.1    999.8  2,147.7   1,958.1
PROVISION FOR CREDIT LOSSES ................    139.4    122.8    263.9     231.8
      Net interest income after
        provision for credit losses ........    941.7    877.0  1,883.8   1,726.3
NON-INTEREST INCOME
Mortgage banking ...........................    287.4    177.3    540.1     399.1
Trust and investment fees and commissions ..    132.1    107.2    256.0     208.8
Service charges and credit related fees ....    162.5    141.6    310.5     275.7
Credit card fee revenue ....................     39.8     27.9     72.8      55.8
Insurance ..................................    110.5     99.9    205.2     190.1
Data processing ............................     16.1     18.3     33.2      36.4
Net investment securities held to maturity
  gains ....................................        -      0.3        -       0.3
Net investment and mortgage-backed securities
 available for sale gains ..................     34.6      8.6     42.1       4.2
Net venture capital gains ..................     53.2     93.3    111.9     112.5
Trading ....................................     42.1     27.3     66.4      52.2
Other ......................................     71.9     54.7    122.3     105.9
    Total non-interest income ..............    950.2    756.4  1,760.5   1,441.0

NON-INTEREST EXPENSES
Salaries and benefits ......................    721.8    569.9  1,389.1   1,116.5
Net occupancy ..............................     88.6     79.6    174.4     159.6
Equipment rentals, depreciation and
  maintenance ..............................     95.1     83.5    183.1     165.7
Business development .......................     66.4     63.7    132.0     122.1
Communication ..............................     82.3     71.3    159.0     142.8
Data processing ............................     42.1     42.3     77.8      87.4
Intangible asset amortization ..............     43.7     43.0     86.0      83.4
Other ......................................    184.5    166.4    333.1     283.7
    Total non-interest expenses ............  1,324.5  1,119.7  2,534.5   2,161.2
INCOME BEFORE INCOME TAXES .................    567.4    513.7  1,109.8   1,006.1
Income tax expense .........................    185.3    182.3    360.0     352.8
NET INCOME ................................. $  382.1    331.4    749.8     653.3

PER COMMON SHARE
 Net Income
  Basic .................................... $   0.50     0.43     0.98      0.86
  Diluted ..................................     0.49     0.43     0.96      0.85
 Dividends .................................    0.165    0.150    0.330     0.300

See notes to unaudited consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


In millions                                      Quarter Ended   Six Months Ended
                                                    June 30,       June 30,
                                                 1998     1997     1998     1997
Net income ................................. $  382.1    331.4    749.8    653.3

Other comprehensive income, before income taxes:
 Change in net unrealized gains (losses) on
   securities available for sale:
  Unrealized losses arising during
   the period ..............................    132.6    450.2    102.6    157.6
  Less: reclassification adjustment for gains
   included in net income ..................     87.8    101.9    154.0    116.7
                                                 44.8    348.3    (51.4)    40.9
 Foreign currency translation adjustment ...     (3.1)     0.3     (2.8)    (1.5)
Other comprehensive income, before
 income taxes ..............................     41.7    348.6    (54.2)    39.4
Income tax expense (benefit) related to
 components of other comprehensive income at an
 effective income tax rate of 35 percent ...    (14.6)  (122.0)    19.0    (13.8)
Other comprehensive income, net of
 income taxes ..............................     27.1    226.6    (35.2)    25.6
Comprehensive income ....................... $  409.2    558.0    714.6    678.9


See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions                                                                Six Months Ended
                                                                                  June 30,
                                                                              1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................................ $    749.8      653.3
  Adjustments to reconcile net income to net cash flows from operating activities:
    Provision for credit losses .......................................      263.9      231.8
    Depreciation and amortization .....................................      592.0      410.2
    Gains on sales of loans, securities and other assets, net .........     (370.8)    (221.5)
    Release of preferred shares to ESOP ...............................       18.0       19.3
    Purchases of trading account securities ...........................  (64,782.2) (39,517.4)
    Proceeds from sales of trading account securities .................   65,110.4   38,257.9
    Originations of mortgages held for sale ...........................  (46,938.6) (22,983.4)
    Proceeds from sales of mortgages held for sale ....................   43,719.0   22,931.4
    Originations of loans held for sale ...............................     (459.2)    (546.9)
    Proceeds from sales of loans held for sale ........................      389.2      585.4
    Interest receivable ...............................................      (29.9)     (79.6)
    Interest payable ..................................................       (8.8)     (16.8)
    Other assets, net .................................................     (485.7)    (425.3)
    Other accrued expenses and liabilities, net .......................      652.7      532.1
      Net cash flows from operating activities ........................   (1,580.2)    (169.5)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment securities
    held to maturity ..................................................       19.4        0.5
  Proceeds from maturities and paydowns of investment and mortgage-
    backed securities available for sale ..............................    2,214.5    1,152.6
  Proceeds from sales and calls of investment securities held to
    maturity ..........................................................       34.8       44.0
  Proceeds from sales and calls of investment and mortgage-backed
    securities available for sale .....................................    5,891.2    5,350.9
  Purchases of investment securities held to maturity .................      (86.8)     (94.3)
  Purchases of investment and mortgage-backed securities available
    for sale ..........................................................   (8,091.3)  (9,009.4)
  Net change in banking subsidiaries' loans and leases ................     (412.6)    (313.2)
  Non-bank subsidiaries' loans and leases originated ..................   (4,295.9)  (4,032.2)
  Principal collected on non-bank subsidiaries' loans and leases ......    4,044.6    3,852.2
  Purchases of premises and equipment .................................     (222.8)    (151.5)
  Proceeds from sales of premises, equipment & other real estate owned       116.5       65.5
  Cash paid for acquisitions, net of cash and cash equivalents acquired     (194.1)      27.1
    Net cash flows used for investing activities ......................     (982.5)  (3,107.8)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .......................................................      922.7       95.3
  Short-term borrowings, net ..........................................    2,601.9    1,783.8
  Long-term debt borrowings ...........................................      462.4    1,342.0
  Repayments of long-term debt ........................................   (1,020.5)  (2,385.1)
  Issuances of common stock ...........................................       77.4       34.7
  Repurchases of common stock .........................................     (270.4)    (215.5)
  Net decrease in notes receivable from ESOP ..........................        4.7        1.0
  Dividends paid ......................................................     (259.0)    (233.5)
    Net cash flows used for financing activities ......................    2,519.2      422.7
    Net decrease in cash and cash equivalents .........................      (43.5)  (2,854.6)

CASH AND CASH EQUIVALENTS
  Beginning of period .................................................    5,926.1    7,371.3
  End of period .......................................................$   5,882.6    4,516.7

See notes to unaudited consolidated financial statements.


Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


In                                                                         Accumulated
millions,                           Unearned                                     Other         Notes
except for               Preferred      ESOP   Common    Sur-  Retained  Comprehensive    Receivable   Treasury
shares                       Stock    Shares    Stock    plus  Earnings         Income     from ESOP      Stock   Total

Balance,
 December 31, 1996...... $   249.8    (61.0)    625.9   948.6   4,248.2          297.1        (11.1)     (233.3)  6,064.2
Comprehensive income:
  Net income............         -        -         -       -     653.3              -            -           -     653.3
  Other.................         -        -         -       -         -           25.6            -           -      25.6
Dividends on
  Common stock..........         -        -         -       -    (224.6)             -            -           -    (224.6)
  Preferred stock.......         -        -         -       -      (8.9)             -            -           -      (8.9)
Conversion of 19,245
  preferred shares to
  771,672 common shares.     (19.3)       -         -     2.6         -              -            -        16.7         -
Cash payments received
  on notes receivable
  from ESOP.............         -        -         -       -         -              -          1.0           -       1.0
Issuance of 51,700
  preferred shares to
  ESOP..................      51.7    (53.8)        -     2.1         -              -            -           -         -
Release of preferred
  shares to ESOP........         -     20.1         -    (0.8)        -              -            -           -      19.3
Issuance of 4,154,330
  common shares.........         -        -         -    29.6     (49.3)             -            -        79.0      59.3
Issuance of 14,667,100
  common shares for
  acquisitions..........         -        -       9.3     7.8      42.6            0.9            -        72.8     133.4
Repurchase of 8,460,946
  common shares.........         -        -         -       -         -              -            -      (215.5)   (215.5)
Balance,
  June 30, 1997......... $   282.2    (94.7)    635.2   989.9   4,661.3          323.6        (10.1)     (280.3)  6,507.1






(Continued on page 8)

Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Continued from page 7)

In                                                                          Accumulated
millions,                           Unearned                                      Other       Notes
except for               Preferred      ESOP    Common    Sur-  Retained  Comprehensive  Receivable   Treasury
shares                       Stock    Shares     Stock    plus  Earnings         Income   from ESOP      Stock     Total

Balance,
 December 31, 1997...... $   267.4     (79.4)  1,281.9   419.6   5,007.7          409.9       (10.1)    (274.8)  7,022.2
Comprehensive income:
  Net income............         -         -         -       -     749.8              -           -          -     749.8
  Other.................         -         -         -       -         -          (35.2)          -          -     (35.2)
Dividends on
  Common stock..........         -         -         -       -    (250.1)             -           -          -    (250.1)
  Preferred stock.......         -         -         -       -      (8.9)             -           -          -      (8.9)
Conversion of 18,043
  preferred shares to
  452,668 common shares.     (18.0)        -         -     2.5         -              -           -       15.5         -
Cash payments received
  on notes receivable
  from ESOP.............         -         -         -       -         -              -         4.7          -       4.7
Issuance of 35,000
  preferred shares to
  ESOP..................      35.0     (37.7)        -     2.7         -              -           -          -         -
Release of preferred
  shares to ESOP........         -      19.2         -    (1.2)        -              -           -          -      18.0
Issuance of 5,273,982
  common shares.........         -         -         -    34.3     (97.8)             -           -      164.5     101.0
Issuance of 2,646,909
  common shares for
  acquisitions..........         -         -       3.3    25.2     (35.8)             -           -       22.3      15.0
Repurchase of 6,730,045
  common shares.........         -         -         -    (0.3)        -              -           -     (270.1)   (270.4)
Balance,
  June 30, 1998......... $   284.4     (97.9)  1,285.2   482.8   5,364.9          374.7        (5.4)    (342.6)  7,346.1



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

2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the six months ended June 30 include:

In millions                                         1998        1997

Interest......................................  $1,430.2     1,327.5
Income taxes..................................      18.5        84.0
Transfer of loans to other real estate owned..      70.8        26.8

See Notes 8 and 13 for certain non-cash common and preferred stock transactions.

3.  Earnings Per Share

Basic earnings per share, pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS 128) is determined using net income, adjusted for preferred stock dividends, divided by weighted average common shares outstanding. Diluted earnings per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share assuming all dilutive potential common shares were issued. Such dilutive potential common shares include stock options and the 6 3/4 percent convertible subordinated debentures. Amounts used in the determination of basic and diluted earnings per share for the quarters and six months ended June 30, 1998 and 1997 are shown in the table below.

In millions, except shares
                                     Quarter Ended              Six Months Ended
                                       June 30,                  June 30,
                                   1998         1997          1998         1997

Net income ................  $    382.1        331.4         749.8        653.3
Less dividends accrued on
  preferred stock .........         4.5          4.5           8.9          8.9
Income available to common
  stockholders ............  $    377.6        326.9         740.9        644.4

Weighted average shares
  outstanding ............. 757,867,635  749,137,792   757,787,480  747,366,474
Adjustments for dilutive
  securities:
  Assumed exercise of stock
    options ...............  13,092,213   10,255,394    13,655,151   10,288,454
  Assumed conversion of
    convertible subordinated
    debentures ............      34,400       34,800        34,469       34,800
Diluted common shares ..... 770,994,248  759,427,986   771,477,100  757,689,728

4.  Investment Securities

The amortized cost and fair value of investment securities at June 30, 1998 were:

In millions                                          Gross      Gross
                                       Amortized  Unrealized  Unrealized      Fair
                                         Cost        Gains      Losses       Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 3,631.8        32.2        (3.9)   3,660.1
 State, municipal and housing -
  tax exempt .........................   1,426.8        84.1        (0.5)   1,510.4
 Other ...............................   1,057.8       232.4        (8.9)   1,281.3
    Total investment securities
     available for sale ..............   6,116.4       348.7       (13.3)   6,451.8
Mortgage-backed securities:
  Federal agencies ...................  11,452.4       303.8        (5.5)  11,750.7
  Collateralized mortgage
   obligations .......................     225.0         4.7        (0.1)     229.6
    Total mortgage-backed securities
     available for sale ..............  11,677.4       308.5        (5.6)  11,980.3
Total investment and
 mortgage-backed securities
 available for sale .................. $17,793.8       657.2       (18.9)  18,432.1

Investment securities held to
  maturity ........................... $   752.4        25.7        (5.3)     772.8

Total investment securities .......... $18,546.2       682.9       (24.2)  19,204.9

Interest income on investment securities for the quarters and six months ended June 30 was:
                                             Quarter               Six Months
In millions                               1998     1997          1998     1997

Available for sale:
 U.S. Treasury and federal agencies .. $  62.8     64.4          97.1     96.5
 State, municipal and housing -
   tax exempt ........................    20.6     20.0          40.9     34.6
 Other ...............................    11.6      9.7          23.7     24.2
    Total investment securities
     available for sale ..............    95.0     94.1         161.7    155.3
 Mortgage-backed securities:
  Federal agencies ...................   218.6    266.7         461.0    526.6
  Collateralized mortgage
   obligations .......................     4.0      4.0           8.6      8.4
    Total mortgage-backed securities
     available for sale ..............   222.6    270.7         469.6    535.0
Total investment and mortgage-backed
  securities available for sale ...... $ 317.6    364.8         631.3    690.3

Investment securities held to
  maturity ........................... $   6.5      7.1          13.1     14.1

Total investment securities .......... $ 324.1    371.9         644.4    704.4



Certain investment securities held to maturity with a total amortized cost of $11.9 million and $34.8 million for the quarter and six months ended June 30, 1998, respectively, and $38.5 million and $43.7 million for the quarter and six months ended June 30, 1997, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. Sales and calls of investment securities resulted in no gain or loss for the quarter and six months ended June 30, 1998 and a gain of $0.3 million for the quarter and six months ended June 30, 1997.

5.  Loans and Leases

The carrying values of loans and leases at June 30, 1998 and December 31, 1997 were:

In millions                                      June 30,     December 31,
                                                    1998             1997
Commercial, financial and industrial .....     $11,338.4         10,680.2
Agricultural .............................       1,270.0          1,276.2
Real estate
  Secured by 1-4 family residential
    properties ...........................      10,915.3         10,746.6
  Secured by development properties ......       1,969.9          2,131.4
  Secured by construction and land
    development ..........................       1,049.4          1,005.8
  Secured by owner-occupied properties ...       3,001.4          2,866.1
Consumer .................................      11,877.0         12,298.0
Credit card ..............................       1,569.3          1,632.2
Lease financing ..........................       1,029.8            921.2
Foreign
  Consumer ...............................       1,217.2            864.0
  Commercial .............................         223.7            212.4
    Total loans and leases ...............      45,461.4         44,634.1
Unearned discount ........................      (2,070.6)        (2,112.5)
  Total loans and leases, net of
    unearned discount ....................     $43,390.8         42,521.6


Changes in the allowance for credit losses for the quarters and six months ended June 30 were:
                                             Quarter          Six Months
In millions                                1998     1997      1998     1997

Balance at beginning of period ....... $1,236.3  1,062.6   1,233.9  1,040.8
  Allowance related to assets
   acquired, net .....................     26.0      0.5      35.3     25.3
  Provision for credit losses ........    139.4    122.8     263.9    231.8

  Credit losses ......................   (177.3)  (157.0)   (350.8)  (303.7)
  Recoveries .........................     37.7     42.2      79.8     76.9
    Net credit losses ................   (139.6)  (114.8)   (271.0)  (226.8)
Balance at end of period ............. $1,262.1  1,071.1   1,262.1  1,071.1

6.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at June 30, 1998 and 1997 and December 31, 1997 were:

In millions                                      June 30,      December 31,
                                              1998      1997          1997
Impaired loans
  Non-accrual ...........................  $ 128.4     113.5          89.4
  Restructured ..........................      0.7       0.2           0.1
    Total impaired loans ................    129.1     113.7          89.5
Other non-accrual loans and leases ......     86.4      74.2          88.7
  Total non-accrual and
   restructured loans and leases ........    215.5     187.9         178.2
Other real estate owned .................     49.3      44.8          50.3
  Total non-performing assets ...........    264.8     232.7         228.5
Loans and leases past due 90 days or more*   165.0     115.4         153.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 429.8     348.1         382.3

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the six months ended June 30, 1998 and 1997 were $115.9 million and $108.4 million, respectively. The allowance for credit losses related to impaired loans at June 30, 1998 and December 31, 1997 was $38.3 million and $33.5 million, respectively. Impaired loans of $3.3 million and $1.8 million were not subject to a related allowance for credit losses at June 30, 1998 and December 31, 1997, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters and six months ended June 30 was:

                                              Quarter         Six Months
In millions                                 1998    1997     1998    1997

Interest
  As originally contracted ...........     $ 6.4     6.1      9.9    11.3
  As recognized ......................      (1.4)   (0.9)    (2.0)   (1.4)
    Reduction of interest income .....     $ 5.0     5.2      7.9     9.9


7. Long-term Debt

During the first six months of 1998, certain subsidiaries of the corporation received $339.8 million of advances from the Federal Home Loan Bank. Advances of $39.8 million were issued bearing interest at fixed rates ranging from 5.47 percent to 6.19 percent, which mature between March 2001 and December 2027. Advances of $300.0 million were issued bearing interest at rates of one-month LIBOR less 15 basis points, which mature between July 1998 and March 1999. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year. Norwest Financial, Inc. and its subsidiaries issued $111.6 million in senior notes bearing interest at fixed rates ranging from 5.50 percent to 6.08 percent, which mature between April 2003 and March 2008. Norwest Financial, Inc. and its subsidiaries assumed
$104.8 million in senior notes in connection with its acquisition of The T. Eaton Acceptance Company Limited, bearing interest at fixed rates ranging from
7.55 percent to 9.00 percent, which mature between December 1999 to December 2000.

8. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at June 30, 1998 and December 31, 1997. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1997 annual report on Form 10-K.

In millions, except share amounts

                                                           Annual
                                                         Dividend
                              Shares Outstanding          Rate at        Amount Outstanding
                                June 30,  December 31,    June 30,         June 30,  December 31,
                                   1998          1997        1998             1998          1997
Cumulative
  Tracking, $200
  stated value ..............   980,000       980,000        9.30%         $ 196.0         196.0
1998 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    20,636             -       10.75%            20.6             -
1997 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    19,982        22,927        9.50%            20.0          23.0
1996 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    22,458        22,831        9.50%            22.5          22.8
1995 ESOP Cumulative
  Convertible, $1,000 stated
  value .....................    20,396        20,625       10.00%            20.4          20.6
ESOP Cumulative Convertible,
  $1,000 stated value .......     9,890        10,022        9.00%             9.9          10.0
Less: Cumulative
  Tracking shares held by
  a subsidiary ..............   (25,000)      (25,000)                        (5.0)         (5.0)
                              1,048,362     1,031,405                        284.4         267.4
Unearned ESOP shares ........                                                (97.9)        (79.4)
    Total preferred stock ...                                              $ 186.5         188.0

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

During the quarter and six months ended June 30, 1998, 9,466 and 18,043 shares of ESOP Preferred Stock were converted into 246,201 and 452,668 shares of common stock of the corporation, respectively. During the quarter and six months ended June 30, 1997, 7,678 and 19,245 shares of ESOP
Preferred Stock were converted into 275,040 shares and 771,672 shares of common stock of the corporation, respectively.

Accumulated other comprehensive income at June 30, 1998 and December 31,
1997 is comprised of the following:
                                               June 30,      December 31,
                                                  1998              1997

Unrealized gains on securities available
  for sale .............................     $    386.0             419.4
Foreign currency translation ...........          (11.3)             (9.5)
  Accumulated other comprehensive income     $    374.7             409.9


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

In millions
                                 Quarter               Six Months
                                1998      1997        1998      1997
Revenues:*
  Banking ................ $ 1,697.1   1,608.0     3,285.6   3,099.8
  Mortgage Banking .......     531.1     347.1       980.5     691.5
  Norwest Financial ......     536.6     462.8     1,063.5     918.6
    Total ................ $ 2,764.8   2,417.9     5,329.6   4,709.9
Organizational earnings:*
  Banking ................ $   274.4     229.7       538.3     456.2
  Mortgage Banking .......      54.0      35.3       105.9      69.1
  Norwest Financial ......      53.7      66.4       105.6     128.0
    Total ................ $   382.1     331.4       749.8     653.3
Total assets:
  Banking ................ $60,404.4  62,759.1
  Mortgage Banking .......  21,929.9  12,111.3
  Norwest Financial ......  10,819.0   8,985.9
    Total ................ $93,153.3  83,856.3

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.


10. Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters and six months ended June 30 is presented below:

                                  Quarter             Six Months
In millions                    1998      1997        1998     1997


Origination and other
  closing fees ............  $129.1      77.8       238.2    136.4
Servicing fees ............   (19.0)     45.7        31.2    140.8
Net gains (losses) on sales
  of servicing rights .....    16.6      (2.6)       16.3     (2.4)
Net gains on sales of
  mortgages ...............    98.5      14.5       135.3     46.0
Other .....................    62.2      41.9       119.1     78.3
  Total mortgage banking
    non-interest income ...  $287.4     177.3       540.1    399.1

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $220.3 billion and $191.1 billion at June 30, 1998 and 1997, respectively, and $205.8 billion at December 31, 1997.

Changes in capitalized mortgage servicing rights for the quarters and six months ended June 30 were:

                                  Quarter               Six Months
In millions                    1998      1997          1998      1997

Mortgage servicing rights:

Balance at beginning
    of period ............ $2,874.9   2,785.1       2,839.1   2,712.7
  Originations ...........    180.9      82.0         310.8     159.8
  Purchases and other
    additions ............    190.2      76.9         307.7     108.6
  Sales ..................    (56.1)        -         (56.1)    (17.4)
  Amortization ...........   (175.2)   (132.8)       (328.3)   (218.0)
  Other ..................    (46.9)    (27.4)       (105.4)     38.1
                            2,967.8   2,783.8       2,967.8   2,783.8
  Less valuation allowance    (64.2)    (64.2)        (64.2)    (64.2)
Balance at end of period . $2,903.6   2,719.6       2,903.6   2,719.6


The fair value of capitalized mortgage servicing rights at June 30, 1998 was approximately $3.3 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters and six months ended June 30, 1998 and 1997.

11. Trading Revenues

For the quarters and six months ended June 30, trading revenues were derived from the following activities:

                                                 Quarter       Six Months
In millions                                   1998    1997    1998    1997

Interest income:
  Securities .............................. $ 16.9    10.8    27.7    15.3

Non-interest income:
  Gains(losses) on securities sold ........   36.2    16.3    48.7    31.6
  Swaps and other interest rate contracts .    0.5     0.3     0.5     0.6
  Foreign exchange trading ................    2.9     3.9     6.5     7.6
  Options .................................    1.7     1.7     2.0     3.8
  Futures .................................    0.8     5.1     8.7     8.6
    Total non-interest income .............   42.1    27.3    66.4    52.2
Total trading revenues .................... $ 59.0    38.1    94.1    67.5

12. Derivative Activities

The corporation and its subsidiaries, as end-users, utilize various types of derivative products (principally interest rate swaps,interest rate caps and floors, futures and options on futures contracts) as part of an overall interest rate risk management strategy. See Note 15 to the audited consolidated financial statements included in the corporation's annual report on Form 10-K for the year ended December 31, 1997 for a detailed description of derivative products utilized in end-user activities.

For the six months ended June 30, 1998, end-user derivative activities increased interest income by $3.8 million and decreased interest expense by $45.6 million, for a total benefit to net interest income of $49.4 million.
For the same period in 1997, the total benefit to net interest income was $35.3 million.

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 1998 is summarized as follows:



In millions                December 31,              Amortization                    June 30,
                                  1997   Additions   & Maturities  Terminations          1998
Swaps:

  Generic receive fixed ..... $  4,316           -           (300)            -         4,016

  Amortizing receive fixed ..    3,185           -           (188)            -         2,997

  Generic pay fixed .........      221         123             (3)            -           341

  Basis .....................       29          29            (29)            -            29

    Total swaps .............    7,751         152           (520)            -         7,383

Interest rate caps
  and floors ................   14,377           -           (327)            -        14,050

Futures contracts ...........    4,690      15,105         (4,903)       (9,836)        5,056

Options on futures contracts     9,886      41,605        (23,963)      (15,065)       12,463

Security options ............    1,240      24,526        (12,801)       (7,040)        5,925

Forward foreign exchange
  contracts .................      491         188           (556)            -           123

Total ....................... $ 38,435      81,576        (43,070)      (31,941)       45,000


Deferred gains and losses on closed end-user derivatives were not material at June 30, 1998 and December 31, 1997.

A key assumption in the information which follows is that rates remain constant at June 30, 1998 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:

Dollars in millions
                                              Maturity
                                                                There-
June 30, 1998               1998    1999   2000   2001   2002   after    Total

Swaps:
Generic receive fixed-
  Notional value ........$   450     766    400    500    400   1,500    4,016
  Weighted avg.
    receive rate ........   6.02%   7.28   6.17   6.35   6.59    6.53     6.56
  Weighted avg. pay rate    5.68%   5.67   5.67   5.71   5.69    5.69     5.69
Amortizing receive fixed-
  Notional value ........$     -   1,786  1,211      -      -       -    2,997
  Weighted avg.
    receive rate ........      -%   7.46   6.53      -      -       -     7.08
  Weighted avg. pay rate       -%   5.52   5.65      -      -       -     5.57
Generic pay fixed-
  Notional value ........$     3       4      4    110    101     119      341
  Weighted avg.
    receive rate ........   5.69%   8.50   5.51   5.67   5.69    5.69     5.71
  Weighted avg. pay rate    6.18%   9.24   5.97   5.76   5.99    5.78     5.88
Basis-
  Notional value ........$     -       -      -      -      -      29       29
  Weighted avg.
    receive rate ........      -%      -      -      -      -    5.11     5.11
  Weighted avg. pay rate       -%      -      -      -      -    2.69     2.69

Interest rate caps and
  floors (1):
  Notional value ........$   200     400  3,200  4,750  5,500       -   14,050

Futures contracts (1):
  Notional value ........$ 5,056       -      -      -      -       -    5,056

Options on futures
  contracts (1):
  Notional value ........$12,463       -      -      -      -       -   12,463

Security options (1):
  Notional value ........$ 5,900       -      -     25      -       -    5,925

Forward foreign exchange
  contracts (1):
  Notional value ........$   123       -      -      -      -       -      123

Total notional value ....$24,195   2,956  4,815  5,385  6,001   1,648   45,000

Total weighted avg.
  rates on swaps:
    Receive rate ........   6.02%   7.41   6.44   6.22   6.41    6.44     6.73

    Pay rate ............   5.68%   5.57   5.66   5.72   5.75    5.64     5.64


(1) Average rates are not meaningful for interest rate caps and floors, futures contracts, options or forward foreign exchange contracts.

Note: Weighted average variable rates are based on the actual rates as of June 30, 1998.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:


In millions                                       Balance Sheet Category
                                      Loans   Mortgage Interest-    Short-   Long-
                          Investment    and  Servicing   bearing    term      term
                          Securities Leases     Rights  Deposits Borrowings   Debt   Total
Swaps:

Pay variable
  Unrealized gains ..... $         -      -       41.8      69.2         -    94.2   205.2
  Unrealized (losses) ..           -      -          -         -         -    (1.0)   (1.0)

  Pay variable net .....           -      -       41.8      69.2         -    93.2   204.2

Pay fixed
  Unrealized gains .....           -    0.2          -       0.5         -       -     0.7
  Unrealized losses ....           -   (1.5)         -         -         -       -    (1.5)

  Pay fixed net ........           -   (1.3)         -       0.5         -       -    (0.8)

Basis
  Unrealized (losses) ..        (0.1)     -          -         -         -       -    (0.1)

Total unrealized gains .           -    0.2       41.8      69.7         -    94.2   205.9
Total unrealized (losses)       (0.1)  (1.5)         -         -         -    (1.0)   (2.6)

  Total net ............ $      (0.1)  (1.3)      41.8      69.7         -    93.2   203.3

Interest rate caps and floors:

  Unrealized gains .....  $        -      -      188.4         -         -       -   188.4
  Unrealized (losses) ..           -      -          -         -         -       -       -

    Total net ..........  $        -      -      188.4         -         -       -   188.4

Futures contracts:

  Unrealized gains .....  $        -    0.2       44.2         -         -       -    44.4
  Unrealized (losses) ..           -   (4.9)         -         -         -       -    (4.9)

    Total net ..........  $        -   (4.7)      44.2         -         -       -    39.5

Options on futures contracts:

  Unrealized gains .....  $        -    0.5       26.2         -         -       -    26.7
  Unrealized (losses) ..           -   (1.9)      (4.5)        -         -       -    (6.4)

    Total net ..........  $        -   (1.4)      21.7         -         -       -    20.3
Security options:

  Unrealized gains .....  $        -   11.7          -         -         -       -    11.7
  Unrealized (losses) ..           -   (4.2)         -         -         -       -    (4.2)

    Total net ..........  $        -    7.5          -         -         -       -     7.5
Forward foreign exchange contracts:

  Unrealized (losses) ..  $        -      -          -         -      (2.1)      -    (2.1)

Grand total
    unrealized gains ...  $        -   12.6      300.6      69.7         -    94.2   477.1
Grand total
    unrealized (losses)         (0.1) (12.5)      (4.5)        -      (2.1)   (1.0)  (20.2)

  Grand total net ......  $     (0.1)   0.1      296.1      69.7      (2.1)   93.2   456.9


As a result of interest rate fluctuations, off-balance sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At June 30, 1998, the corporation had forward contracts and options on forward contracts totaling $31.2 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At June 30, 1998, the corporation's trading account portfolio included futures of $325 million notional value, which are valued at market with any gains or losses recognized currently.


13. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At June 30, 1998, the corporation had six pending acquisitions with total assets of approximately $95.5 billion, and it is anticipated that approximately 889.9 million common shares will be issued upon completion of these acquisitions.

The pending acquisitions include the proposed merger of the corporation and Wells Fargo & Company pursuant to an agreement signed on June 7, 1998. In accordance with the agreement, common stockholders of Wells Fargo will receive ten shares of Norwest common stock in exchange for each share of Wells Fargo & Company common stock. Each of the corporation's pending acquisitions, subject to any required approvals by stockholders and regulatory agencies, is expected to be completed by the end of 1998.


Transactions completed in the six months ended June 30, 1998 include:



In millions, except share amounts                                    Common
                                                            Cash     Shares   Method of
                                     Date        Assets     Paid     Issued   Accounting
Finvercon S.A. Compania
  Financiera
  Argentina (F) ................. January 8    $   57.4  $  19.7          -   Purchase

Fidelity Bancshares, Inc.
  Fort Worth, Texas (B) ......... January 13      111.0     16.1          -   Purchase

Heritage Trust Company,
  Grand Junction, Colorado (B)... February 20       1.6        -    136,950   Purchase

Founders Trust Company
  Dallas, Texas (B) ............. March 2           1.6      6.9          -   Purchase

The T. Eaton Acceptance Company
Limited and National Retail Credit
Services Limited, Don Mills,
  Ontario, Canada (F) ........... April 21        370.0    247.6          -   Purchase

WMC Mortgage Corporation
  Woodland Hills, California (M). April 30          4.9     21.9          -   Purchase

First Bank                                                                    Pooling of
  Katy, Texas (B) ............... May 22          309.7        -  1,999,980   Interests*

First Bank of Grants
  Grants, New Mexico (B) ........ May 28           44.9        -    212,000   Purchase

Spring Mountain Escrow Company
  Irvine, California (M) ........ May 29            1.3      1.7          -   Purchase

Emjay Corporation
  Milwaukee, Wisconsin (B) ...... June 15           5.8        -    297,979   Purchase
                                              $   908.2  $ 313.9  2,646,909

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

EARNINGS PERFORMANCE

The corporation reported net income of $382.1 million for the quarter ended June 30, 1998, a 15.3 percent increase over the $331.4 million earned in the second quarter of 1997. Diluted earnings per share were 49 cents, compared with 43 cents in the second quarter of 1997, an increase of 14.0 percent. Basic earnings per share increased 16.3 percent to 50 cents per common share in the second quarter of 1998 from 43 cents a year earlier. Return on realized common equity was 23.1 percent and return on assets was
1.65 percent for the second quarter of 1998, compared with 22.1 percent and
1.61 percent, respectively, in the second quarter of 1997.

For the six months ended June 30, 1998, net income was $749.8 million, or 96 cents per diluted common share, an increase of 14.8 percent and 12.9 percent, respectively, over the $653.3 million, or 85 cents per diluted common share, earned in the first six months of 1997. Return on realized common equity was 23.0 percent and return on assets was 1.67 percent for the first six months of 1998 compared with 22.4 percent and 1.62 percent, respectively, in the same period a year ago.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 9 to the unaudited consolidated financial statements for the three and six months ended June 30, 1998 and 1997 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported second quarter 1998 earnings of $274.4 million, a 19.5 percent increase over the second quarter 1997 earnings of $229.7 million. For the six months ended June 30, 1998, earnings increased 18.0 percent to $538.3 million compared with $456.2 million for the same period in 1997. The increased earnings in the first six months of 1998 reflect a 3.0 percent increase in tax-equivalent net interest income to $1,436.2 million, primarily due to a 15 basis point increase in net interest margin. The Banking Group's provision for credit losses for the six months ended June 30, 1998 decreased $26.6 million to $68.7 million from $95.3 million a year earlier, as average loans and leases rose $869.7 million, or 2.7 percent, and net charge-offs as a percent of average loans and leases decreased 13 basis points to 0.51 percent. Non-interest income rose $221.0 million to $1,060.6 million for the first six months of 1998, due primarily to growth in trust and investment fees and commissions, service charges and fees, credit card fee revenue, and insurance revenue, partially offset by lower net venture capital gains. Non-interest expenses of $1,623.1 million for the first six months of 1998 were $190.1 million higher when compared with the first six months of 1997, reflecting additional operating expenses from acquired companies.

Mortgage Banking

Mortgage Banking earned $54.0 million in the current quarter compared with $35.3 million in the second quarter of 1997. For the first six months of 1998, Mortgage Banking earned $105.9 million compared with $69.1 million in the same period of 1997. See Note 10 to the unaudited consolidated financial statements for additional information about Mortgage Banking revenues for the three and six months ended June 30, 1998 and 1997.

The growth in Mortgage Banking earnings over the first half of 1997 primarily reflects a 74.6 percent increase in origination and other closing fees associated with the low mortgage interest rate environment. Mortgage loan originations amounted to $46.9 billion during the first six months of 1998, compared with $23.0 billion in the first six months of 1997. Combined gains on sales of mortgages and servicing rights amounted to $151.6 million in the first six months of 1998, compared with $43.6 million in the same period of 1997. The growth in Mortgage Banking earnings is also due to higher tax-equivalent net interest income related to increases in the average balance of mortgage loans held for sale. The growth in origination and closing fees, gains on sales of mortgages and servicing rights, and net interest income was partially offset by lower servicing revenue, reflecting increased amortization of capitalized mortgage servicing rights due to the low mortgage interest rate environment. Amortization of capitalized mortgage servicing rights was $328.3 million in the first six months of 1998, compared with $218.0 million in the first half of 1997.

The percentage of fundings attributed to mortgage loan refinancings was approximately 51 percent in the first half of 1998, compared with 21 percent for the same period of 1997. The unclosed pipeline of mortgage loans was $19.4 billion at June 30, 1998, compared with $10.6 billion at December 31, 1997. The servicing portfolio had a weighted average coupon of
7.61 percent and 7.75 percent at June 30, 1998 and December 31, 1997, respectively.

Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island Finance) reported earnings of $53.7 million in the second quarter of 1998, compared with $66.4 million in the second quarter of 1997, a decrease of
19.0 percent. For the first six months of 1998, Norwest Financial's net income was $105.6 million, down 17.5 percent from the first six months of 1997. The decrease in net income for the quarter and six months ended
June 30, 1998 was primarily due to higher levels of charge-offs and non-interest expenses, partially offset by an increase in tax-equivalent net interest income.

Norwest Financial's net charge-offs in the first six months of 1998 were $185.2 million, or 4.16 percent of average loans, compared with $125.6 million, or 3.39 percent of average loans, in the same period in 1997. The increase in net charge-offs was primarily attributable to increased bankruptcies in Puerto Rico and the acquisition of Fidelity Acceptance Corporation in August 1997. Non-interest expenses for the first six months of 1998 increased 21.1 percent over the same period of 1997 primarily due to the acquisition of Fidelity Acceptance Corporation. Tax-equivalent net interest income for the first half of 1998 increased 16.2 percent over the same period of last year due to a 19.8 percent increase in average earning assets partially offset by a decrease of 23 basis points in net interest margin.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $1,093.0 million in the second quarter of 1998, compared with $1,011.6 million in the second quarter of 1997, an increase of 8.0 percent. For the first six months of 1998, tax-equivalent net interest income increased 9.8 percent from the same period in 1997 to $2,171.7 million. Growth in tax-equivalent net interest income over the second quarter ended June 30, 1997 was primarily due to an 11.6 percent growth in average earning assets, partially offset by a 15 basis point decrease in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.54 percent in the second quarter of 1998, compared with 5.69 percent in the second quarter of 1997. The decrease in net interest margin from second quarter of 1997 is principally due to a higher mix of mortgages held for sale and investment securities that have lower yields than other interest-earning assets.

The following table summarizes changes in tax-equivalent net interest income between the quarters ended June 30 and March 31 and the six months ended June 30.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     2Q 98     2Q 98    6 Mos. 98
                                                 from      from       from
                                                2Q 97     1Q 98    6 Mos. 97
Increase (decrease) due to:
  Change in earning asset volume ............  $112.2      57.5        195.7
  Change in volume of interest-free funds ...     8.7      (1.2)        27.4
  Change in net return from
   Interest-free funds ......................     1.6       1.8          1.8
   Interest-bearing funds ...................   (36.0)    (18.9)       (38.8)
  Change in earning asset mix ...............    (8.3)    (22.0)        (4.3)
  Change in funding mix .....................     3.2      (2.9)        11.1
Change in tax-equivalent net interest income.  $ 81.4      14.3        192.9

* Net interest income is presented on a tax-equivalent basis using a federal incremental tax rate of 35 percent in each period presented.


Provision for Credit Losses

The corporation provided $139.4 million for credit losses in the second quarter of 1998, compared with $122.8 million in the same period a year ago. Net credit losses totaled $139.6 million and $114.8 million for the three months ended June 30, 1998 and 1997, respectively. As a percentage of average loans and leases, net credit losses were 131 basis points in the second quarter of 1998, compared with 114 basis points in the same period a year ago.

For the first six months of 1998, the provision for credit losses totaled $263.9 million, compared with $231.8 million in the first six months of 1997. Net credit losses were $271.0 million, or 1.28 percent of average loans and leases, for the six months ended June 30, 1998, compared with $226.8 million, or 1.14 percent, for the same period in 1997. The increase in net credit losses over 1997 is principally due to higher levels of consumer credit charge-offs.

Non-interest Income

Consolidated non-interest income was $950.2 million in the second quarter of 1998, an increase of $193.8 million, or 25.6 percent, from the second quarter of 1997. For the six months ended June 30, 1998, non-interest income was up $319.5 million to $1,760.5 million, an increase of 22.2 percent over 1997. Contributing to the 1998 increases was continued growth in mortgage banking revenue, trust and investment fees and commissions, service charges and fees, credit card fee revenue and insurance revenue, partially offset by lower net venture capital gains.

The increase in mortgage banking revenue is attributed to increases in origination and other closing fees and gains on sales of mortgages and servicing rights, partially offset by increased amortization of capitalized mortgage servicing rights related to the low mortgage interest rate environment. Mortgage banking revenue derived from sales of servicing rights are largely dependent upon portfolio characteristics and prevailing market conditions. See Note 10 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and six months ended June 30, 1998 and 1997.

The increases in trust and investment fees and commissions, service charges and fees, credit card fee revenue, and insurance revenue reflect overall increases in business activity due to acquisitions and marketing efforts.

Net venture capital gains were $53.2 million for the three months and $111.9 million for the six months ended June 30, 1998, compared with $93.3 million and $112.5 million, respectively, for the same periods in 1997. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $160.6 million at June 30, 1998.

The corporation's trading revenue for the second quarter of 1998 was $42.1 million, compared with $27.3 million in the second quarter of 1997.
Trading revenues amounted to $66.4 million in the first half of 1998, compared with $52.2 million in the same period of 1997. See Note 11 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the three and six months ended June 30, 1998 and 1997.

Non-interest Expense

Consolidated non-interest expense was $1,324.5 million in the second quarter of 1998, an increase of 18.3 percent from the second quarter of 1997. For the first six months of 1998, consolidated non-interest expense increased $373.3 million, or 17.3 percent, over the six months ended
June 30, 1997. The increase in non-interest expense reflects increased Mortgage Banking expenses associated with higher origination volume and additional operating expenses related to acquisitions.


CONSOLIDATED BALANCE SHEET ANALYSIS

At June 30, 1998, earning assets were $79.4 billion, an increase of 5.9 percent from $75.0 billion at December 31, 1997. This increase was primarily due to a $3.3 billion increase in mortgages held for sale related to the increased mortgage origination activity during the first half of 1998. At June 30, 1998, interest-bearing liabilities totaled $63.5 billion, a 3.2 percent increase from $61.5 billion at December 31, 1997. The increase was primarily due to a $2.6 billion increase in short-term borrowings to fund mortgage originations.

Credit Quality

The major categories of loans and leases are included in Note 5 to the unaudited consolidated financial statements for the quarter ended June 30, 1998.

At June 30, 1998, the allowance for credit losses totaled $1,262.1 million, or 2.91 percent of loans and leases outstanding. Comparable amounts were $1,071.1 million, or 2.63 percent, at June 30, 1997, and $1,233.9 million, or 2.90 percent, at December 31, 1997. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 293.6 percent at June 30, 1998, compared with 307.7 percent at June 30, 1997 and 322.7 percent at December 31, 1997.

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

The allocation of the allowance for credit losses to major categories of loans at June 30, 1998 and December 31, 1997 was:

                                        June 30,          December 31,
                                           1998                  1997

Commercial ....................        $  231.5                 207.7
Consumer ......................           426.6                 422.6
Real estate ...................           164.7                 168.1
Foreign .......................            71.7                  42.0
Unallocated ...................           367.6                 393.5
   Total ......................        $1,262.1               1,233.9

Non-performing assets and 90-day past due loans and leases totaled $429.8 million, or 0.46 percent of total assets, at June 30, 1998, compared with $348.1 million, or 0.42 percent, at June 30, 1997, and $382.3 million, or
0.43 percent, at December 31, 1997.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector. The corporation's Banking Group operates in 16 states, largely in the Midwest, Western/Rocky Mountain and Southwest regions of the country. Distribution of average loans by region during the first half of 1998 was approximately 51 percent in the Midwest, 27 percent in the Western/Rocky Mountain and 22 percent in the Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the United States. The five states with the highest originations year to date in 1998 are: California $8,601.0 million; Minnesota $3,195.7 million; Illinois $2,561.8 million; Texas $2,325.4 million; and Washington $2,064.5 million. The originations in these five states comprise approximately 40 percent of total originations in 1998. The five largest states in the servicing portfolio include: California $43.5 billion; Minnesota $13.1 billion; Texas $11.6 billion; New York $10.3 billion; and New Jersey $9.8 billion. These five states comprise approximately 40 percent of the total servicing portfolio at June 30, 1998.

Norwest Financial engages in consumer finance activities in 47 states, Guam, Saipan, all ten Canadian provinces, the Caribbean and Latin America. The five states with the largest consumer finance receivables are: California $646.4 million; Ohio $250.9 million; Illinois $246.6 million; Florida $240.0 million; and Texas $235.3 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.4 billion and $901.6 million, respectively, at June 30, 1998. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 46 percent of total consumer finance receivables at June 30, 1998.

With respect to credit card receivables, approximately 66 percent of the portfolio is within the corporation's 16-state banking region. Minnesota represents approximately 13 percent of the total outstanding credit card portfolio. No other state accounts for more than 10 percent of the portfolio.

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect modest growth. Consumer past due delinquencies were as follows:

                                          June 30,  December 31,   June 30,
                                             1998          1997       1997

Banking Group 30 days past due .......       1.66%         2.02       1.83
Norwest Financial 60 days past due ...       3.56          3.58       3.69
Credit card 30 days past due .........       3.76          3.92       3.75


Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                              June 30,       December 31,
                                                 1998               1997

Tier 1 capital.........................       $ 5,846              5,525
Total capital..........................         7,039              6,692
Total risk-adjusted assets.............        66,166             60,774
Tier 1 capital ratio...................          8.84%              9.09
Total capital to risk-adjusted assets..         10.64%             11.01
Leverage ratio.........................          6.44%              6.63


The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively.

The corporation's dividend payout ratio was 33.0 percent for the second quarter of 1998 compared with 34.9 percent for the second quarter of 1997. In July 1998, the board of directors approved an increase in the corporation's quarterly common stock dividend to 18.5 cents per share from
16.5 cents. The dividend is payable on September 1, 1998 to common stockholders of record on August 7, 1998.

On June 7, 1998, the corporation and Wells Fargo & Company (Wells Fargo) signed a definitive agreement for a merger of the two companies. In accordance with the agreement, common stockholders of Wells Fargo will receive ten shares of the corporation's stock in exchange for each share of Wells Fargo common stock. The transaction, which will be accounted for using the pooling of interests method, is subject to customary stockholder and regulatory approvals and is expected to be completed in the fourth quarter of 1998.


YEAR 2000

During 1998, the corporation has continued with its company-wide program to prepare the corporation's systems for year 2000 compliance. The year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. The corporation has incurred charges totaling $52.2 million in testing and correcting its computer systems and other systems with embedded technology, such as security systems, to be year 2000 compliant. Such charges include internal staff costs, as well as consulting and other expenses. Of the total expenditures to date, $36.3 million was incurred in the first half of 1998. The corporation now estimates the cost of implementing its year 2000 compliance program will be approximately $150 million based on the current estimate of the project's size and, in part, the inclusion of accelerated replacement of additional hardware and software costs within the scope of the project.

The corporation has essentially completed the inventory and assessment phases of the program to identify hardware and software requiring modification and has developed implementation plans for remediation and testing. An assessment of the readiness of significant customers, vendors, counterparties and others with whom the corporation does business is underway. The implementation plans provide for remediation and completion of testing for the corporation's mission critical systems and the development of contingency plans for unforeseen difficulties related to the year 2000 issue by December 31, 1998. As a result of modifications to existing systems, together with conversions to new systems, management presently believes that the year
2000 issue will not pose a significant operational matter for the corporation.

The preceding two paragraphs include forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause the actual cost of year 2000 compliance and impact of the year
2000 issue to differ materially from what is described in the forward-looking statements. Those factors include but are not limited to uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete inventory and assessment phase results, ineffective remediation of computer code, and the ability of the corporation's customers, vendors, competitors and counterparties to effectively address the year 2000 issue.


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 requires disclosure of selected information about operating segments including segment income, revenues and asset data. Operating segments, as defined in FAS 131, would include those components for which financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed ten percent or more of combined revenue, income or assets.

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

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires capitalization of certain costs associated with software developed or obtained for internal use. The corporation will be required to adopt the provisions of SOP 98-1 in 1999. The adoption of SOP 98-1 is not expected to have a material effect on the corporation's consolidated financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). FAS 133 requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. A derivative may be designated as a hedge of an exposure to changes in the fair value of a recognized asset or liability, an exposure to variable cash flows of a forecasted transaction, or a foreign currency exposure. The accounting for gains and losses associated with changes in the fair value of a derivative and the impact on the corporation's consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value or cash flows of the underlying hedged item. The corporation will be required to adopt the provisions of FAS 133 in the year 2000 and has currently not determined the impact of FAS 133 on its consolidated financial statements.

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                           Quarter Ended June 30,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*


Assets
Money market investments .... $   680   $  10.0     5.91%  $  663    $  9.4    5.64%
Trading account securities ..   1,150      17.2     5.92      591      11.1    7.48

Investment securities
  available for sale:
  U.S. Treasury & federal
    agencies ................   4,369      62.8     5.78    3,854      64.4    6.63
  State, municipal and
    housing tax-exempt ......   1,485      30.7     8.72    1,389      29.9    8.78
  Mortgage-backed ...........  12,581     222.6     7.27   14,626     270.7    7.39
  Other .....................     999      11.6     6.11    1,068       9.6    5.17
    Total investment
       securities available
     	 for sale .............  19,434     327.7     6.99   20,937     374.6    7.26

Investment securities held to
    maturity ................     746       6.5     3.48      738       7.1    3.83

    Total investment
     	 securities ...........  20,180     334.2     6.85   21,675     381.7    7.14

Loans held for sale .........   3,489      68.4     7.86    2,841      55.9    7.89
Mortgages held for sale .....  11,304     197.0     6.97    5,391      97.8    7.26
Loans and leases
  (net of unearned discount)
  Commercial ................  14,491     324.1     8.97   13,430     307.5    9.19
  Real estate ...............  15,123     368.3     9.75   15,077     365.8    9.71
  Consumer ..................  13,238     507.3    15.34   11,737     444.1   15.16
    Total loans and leases ..  42,852   1,199.7    11.21   40,244   1,117.4   11.12
  Allowance for credit losses  (1,257)                     (1,075)
    Net loans and leases ....  41,595                      39,169

    Total earning assets
    (before the allowance for
    credit losses) ..........  79,655   1,826.5     9.26   71,405   1,673.3    9.42

Cash and due from banks .....   4,007                       3,514
Other assets ................  10,231                       8,608
  Total assets .............. $92,636                     $82,452

(Continued on page 30)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 29)

                                            Quarter Ended June 30,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $17,625    $    -       -%  $13,460    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..  10,601      42.7    1.62     9,552      39.4    1.65
  Money market accounts .....  11,773      99.5    3.39    10,619      83.7    3.16
  Savings certificates ......  12,537     169.8    5.43    13,082     176.8    5.42
  Certificates of deposit
    and other time ..........   3,902      54.2    5.56     3,440      48.6    5.68
  Foreign time ..............     500       5.9    4.76       858      10.1    4.71
Total interest-bearing
      deposits ..............  39,313     372.1    3.80    37,551     358.6    3.83
Federal funds purchased
  repurchase agreements .....   6,030      77.2    5.13     3,811      46.5    4.89
Short-term borrowings .......   6,335      90.0    5.69     5,061      69.5    5.51
Long-term debt ..............  12,407     194.2    6.26    11,958     187.1    6.26

Total interest-bearing
      liabilities ...........  64,085     733.5    4.59    58,381     661.7    4.54


Other liabilities ...........   3,796                       4,339
Preferred stock .............     185                         187
Common stockholders' equity .   6,945                       6,085
    Total liabilities and
      stockholders' equity .. $92,636                     $82,452

  Net interest income
    (tax-equivalent basis) ..         $ 1,093.0                   $ 1,011.6

  Yield spread ..............                      4.67                        4.88

  Net interest margin .......                      5.54                        5.69

  Interest-bearing liabilities
    to earning assets .......                     80.45                       81.76

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                            Six Months Ended June 30,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market investments .... $   763   $  21.7     5.73%  $1,138    $ 30.5    5.39%
Trading account securities ..     919      28.0     6.12      433      15.8    7.32

Investment securities
  available for sale:
  U.S. Treasury & federal
    agencies ................   3,365      97.1     5.80    2,965      96.5    6.48
  State, municipal and
    housing tax-exempt ......   1,488      61.3     8.72    1,202      51.5    8.80
  Mortgage-backed ...........  13,140     469.6     7.34   14,446     535.0    7.43
  Other .....................     991      23.7     6.20    1,098      24.1    6.06
    Total investment
       securities available
       for sale .............  18,984     651.7     7.12   19,711     707.1    7.31

Investment securities held to
    maturity ................     745      13.1     3.52      729      14.1    3.86

    Total investment
      securities ............  19,729     664.8     6.98   20,440     721.2    7.18

Loans held for sale .........   3,547     138.9     7.90    2,882     112.1    7.84
Mortgages held for sale .....  10,168     352.8     6.94    5,438     195.5    7.19
Loans and leases
  (net of unearned discount)
  Commercial ................  14,221     640.0     9.07   13,371     604.7    9.12
  Real estate ...............  15,091     732.8     9.74   15,025     723.6    9.66
  Consumer ..................  13,238   1,014.1    15.37   11,700     886.2   15.20
    Total loans and leases ..  42,550   2,386.9    11.27   40,096   2,214.5   11.10
  Allowance for credit losses  (1,248)                     (1,067)
    Net loans and leases ....  41,302                      39,029

    Total earning assets
    (before the allowance for
    credit losses) ..........  77,676   3,593.1     9.36   70,427   3,289.6    9.42

Cash and due from banks .....   3,975                       3,580
Other assets ................   9,950                       8,381
  Total assets .............. $90,353                     $81,321


(Continued on page 32)

Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 31)

                                            Six Months Ended June 30,
In millions, except ratios               1998                       1997
                                       Interest  Average           Interest  Average
                              Average  Income/   Yields/  Average  Income/   Yields/
                              Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity

Noninterest-bearing deposits. $17,164    $    -       -%  $13,274    $    -       -%

Interest-bearing deposits
  Savings and NOW accounts ..  10,429      82.7    1.60     9,498      78.1    1.66
  Money market accounts .....  11,665     194.4    3.36    10,543     173.4    3.32
  Savings certificates ......  12,708     343.5    5.45    13,141     353.2    5.42
  Certificates of deposit
    and other time ..........   3,903     107.9    5.57     3,426      96.2    5.66
  Foreign time ..............     452      10.7    4.78       650      13.8    4.29
Total interest-bearing
      deposits ..............  39,157     739.2    3.81    37,258     714.7    3.87
Federal funds purchased
  repurchase agreements .....   4,897     123.6    5.09     3,152      76.4    4.89
Short-term borrowings .......   5,936     167.9    5.70     5,157     138.7    5.42
Long-term debt ..............  12,432     390.7    6.28    12,337     381.0    6.18

Total interest-bearing
      liabilities ...........  62,422   1,421.4    4.58    57,904   1,310.8    4.55


Other liabilities ...........   3,682                       3,947
Preferred stock .............     186                         188
Common stockholders' equity .   6,899                       6,008
    Total liabilities and
      stockholders' equity .. $90,353                     $81,321

  Net interest income
    (tax-equivalent basis) ..          $2,171.7                    $1,978.8

  Yield spread ..............                      4.78                        4.87

  Net interest margin .......                      5.65                        5.66

  Interest-bearing liabilities
    to earning assets .......                     80.36                       82.22


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

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the corporation was held on April 28, 1998. There were 758,124,007 shares of common stock outstanding and entitled to vote at said meeting; and a total of 585,119,697 (77.18%) shares were present at the meeting in person or by proxy. The stockholders voted to approve an amendment to the corporation's Restated Certificate of Incorporation to increase the authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares (551,238,646 for, 31,178,279 against,
2,702,772 abstained and no broker non-votes), approve the corporation's amended and restated Performance-Based Compensation Policy (550,395,607 for, 30,514,381 against, 4,209,709 abstained and no broker non-votes), increase the number of shares of common stock that may be awarded under the corporation's Long-Term Incentive Compensation Plan by 37,000,000 (448,538,473 for, 132,207,808 against, 4,373,416 abstained and no broker non-votes) and ratified the appointment of KPMG Peat Marwick LLP to audit the books of the corporation for the year ending December 31, 1998 (582,535,844 for, 1,111,849 against, 1,472,004 abstained and no broker non-votes). The stockholders did not approve a proposal requesting the Board of Directors to take steps to provide for cumulative voting in the election of directors if a stockholder or group of stockholders holds 30 percent or more of the corporation's common stock (156,927,899 for, 353,792,315 against, 15,445,570 abstained and 58,953,913 broker non-votes).

In addition, 13 nominees were elected directors of the corporation, as follows:

                                    Shares FOR        Shares WITHHELD

Leslie S. Biller                   582,873,820              2,245,877
J.A. Blanchard III                 582,836,950              2,282,747
David A. Christensen               582,872,859              2,246,838
William A. Hodder                  582,588,123              2,531,574
Lloyd P. Johnson                   582,574,425              2,545,272
Reatha Clark King                  582,764,780              2,354,917
Richard M. Kovacevich              582,848,318              2,271,379
Richard S. Levitt                  582,688,776              2,430,921
Richard D. McCormick               582,841,740              2,277,957
Cynthia H. Milligan                582,744,488              2,375,209
Benjamin F. Montoya                582,641,157              2,478,540
Ian M. Rolland                     582,734,393              2,385,304
Michael W. Wright                  582,866,272              2,253,425

Item 5.  Other Information

Deadline for Stockholder Proposals Submitted Other Than Pursuant to Rule14a-8 under the Securities Exchange Act of 1934

Any proposal from a stockholder to be presented at the 1999 Annual Meeting of Stockholders of the corporation that is submitted outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934 and therefore will not be included in proxy materials to be sent to stockholders by the corporation, must be received by the Secretary of the corporation, at Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026, no earlier than February 26, 1998 and no later than March 28, 1998 in order to be considered timely received under the By-laws of the corporation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following exhibits are filed or incorporated by reference in response to Item 601 of Regulation S-K.

     Exhibit
     No.                      Exhibit                                 Page No.

     2. Agreement and Plan of Merger with Wells Fargo & Company (incorporated by reference to Exhibit 2 of the corporation's Current Report on Form 8-K dated June 7, 1998 and filed on June 18, 1998).

     3(a). Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(b) to the corporation's Current Report on Form 8-K dated
             June 28, 1993, Exhibit 3 to the corporation's Current Report on Form 8-K dated July 3, 1995, and Exhibit 3 to the corporation's Current Report on Form 8-K dated
             June 12, 1998).

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

     Exhibit
     No.                      Exhibit                                 Page No.

     3(h). By-Laws (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated October 10,
             1997).

     4(a).   See 3(a) through 3(h) of this Item.

     4(b). Rights Agreement dated as of November 22, 1988 between the corporation and Citibank, N.A., as Rights Agent
             (incorporated by reference to Exhibit 1 to the corporation's Form 8-A dated December 6, 1988).

     4(c). Certificate of Adjustment, dated October 10, 1997, to Rights Agreement (incorporated by reference to Exhibit 5 to the corporation's Form 8-A/A dated October 14, 1997).

     4(d). Amendment No. 1 to Rights Agreement, dated as of June 7, 1998, between the corporation and Citibank, N.A., as Rights Agent (incorporated by reference to Exhibit 4(b) to the corporation's Current Report on Form 8-K, dated June 7, 1998 and filed on June 18, 1998.

     4(e). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

     10(a).  Performance-Based Compensation Policy, as amended and
             restated effective as of January 1, 1998.                      39

     10(b).  Long-Term Incentive Plan, as amended effective April 28,
             1998                                                           43

     11.     Computation of Earnings Per Share.                             55

     12(a).  Computation of Ratio of Earnings to Fixed Charges.             57

     12(b).  Computation of Ratio of Earnings to Fixed Charges
             and Preferred Stock Dividends.                                 58

     27.     Financial Data Schedule (filed electronically).

     99(a).  Norwest Corporation and Wells Fargo & Company unaudited pro forma combined financial information as of June 30,
             1998 and for the six months ended June 30, 1998 and 1997.      60

     99(b). Wells Fargo & Company unaudited consolidated financial statements as of June 30, 1998 and for the three- and six-month periods ended June 30, 1998 and 1997(incorporated by reference to Item 1 of the Wells Fargo & Company
             Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998).


Stockholders may obtain a copy of any Exhibit not contained herein, upon payment of a reasonable fee, by writing Norwest Corporation, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.

(b)  Reports on Form 8-K.

     On April 22, 1998, the corporation filed a Current Report on Form 8-K, dated April 14, 1998, reporting consolidated operating results of the corporation for the quarter ended March 31, 1998.

     On April 20, 1998, the corporation filed a Current Report on Form 8-K, dated April 20, 1998, placing on file the Certificate of Designations relating to the corporation's 1998 ESOP Cumulative Convertible Preferred Stock.

     On June 8, 1998, the corporation filed a Current Report on Form 8-K, dated June 7, 1998, reporting the corporation's execution and terms of an agreement to merge with Wells Fargo & Company and filing a presentation to analysts regarding the merger. On June 9, 1998, the corporation filed a Current Report on Form 8-K dated June 8, 1998, and on July 22, 1998, filed a Current Report on Form 8-K dated July 14, 1998, which amended certain of the analyst presentation materials included in the Current Report on Form 8-K filed on June 8, 1998, and also placed on file an abridged analyst presentation.

     On June 12, 1998, the corporation filed a Current Report on Form 8-K, dated June 12, 1998, placing on file a Certificate of Amendment of Certificate of Incorporation, amending the corporation's Restated Certificate of Incorporation to increase the corporation's authorized common stock from one billion to two billion shares.

     On June 18, 1998, the corporation filed a Current Report on Form 8-K, dated June 7, 1998, placing on file the Agreement and Plan of Merger with Wells Fargo & Company dated as of June 7, 1998. Stock option agreements between the corporation and Wells Fargo & Company and an amendment to the corporation's Rights Agreement were also filed as exhibits to this Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NORWEST CORPORATION



August 14, 1998                             By /s/ Michael A. Graf
                                            Senior Vice President
                                            and Controller
                                            (Chief Accounting Officer)