Form 10-Q
period 1998-09-30
WELLS FARGO & CO/MN
filed 1998-11-13
CIK 72971

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

                                      OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-2979



                            WELLS FARGO & COMPANY
                              formerly known as
                             Norwest Corporation

                A Delaware Corporation-I.R.S. No. 41-0449260
                            420 Montgomery Street
                         San Francisco, California 94163
                           Telephone (800) 411-4932






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No.

Common Stock, par value $1 2/3 per share,
outstanding at October 31, 1998                         768,938,001 shares

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

The following consolidated financial statements of Norwest Corporation and its subsidiaries are included herein:

                                                                    Page
1.  Consolidated Balance Sheets -
      September 30, 1998 and December 31, 1997.....................  3

2.  Consolidated Statements of Income -
      Quarters and Nine Months Ended September 30, 1998 and 1997...  4

3.  Consolidated Statements of Comprehensive Income -
      Quarters and Nine Months Ended September 30, 1998 and 1997...  5

4.  Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1998 and 1997................  6

5.  Consolidated Statements of Stockholders' Equity -
      Nine Months Ended September 30, 1998 and 1997................  7

6.  Notes to Unaudited Consolidated Financial Statements...........  9





The financial information for the interim periods is unaudited. In the opinion of management, all adjustments necessary (which are of a normal recurring nature) have been included for a fair presentation of the results of operations. The results of operations for an interim period are not necessarily indicative of the results that may be expected for a full year or any other interim period.




                            EXPLANATORY NOTE

On November 2, 1998, Wells Fargo & Company (the "former Wells Fargo") merged with WFC Holdings Corporation, a wholly-owned subsidiary of Norwest Corporation ("WFC Holdings"), with WFC Holdings as the surviving corporation. In connection with the merger, Norwest Corporation changed its name to "Wells Fargo & Company." For purposes of this report, unless otherwise indicated, "corporation" refers to the former Norwest Corporation, now known as Wells Fargo & Company.

Because the merger occurred after September 30, 1998, this report does not give effect to the merger and the resulting combination of the corporation and the former Wells Fargo unless otherwise indicated.

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

In millions, except shares                     September 30,   December 31,
                                                       1998           1997
ASSETS
Cash and due from banks ......................   $  4,447.3        4,912.1
Interest-bearing deposits with banks .........         56.9           46.6
Federal funds sold and resale agreements .....        870.5          967.4
    Total cash and cash equivalents ..........      5,374.7        5,926.1
Trading account securities ...................        356.9          486.9
Investment and mortgage-backed securities
  available for sale .........................     24,585.2       17,983.9
Investment securities held to maturity (fair
  value $911.8 in 1998 and $762.8 in 1997) ...        901.3          747.2
    Total investment securities ..............     25,486.5       18,731.1
Loans held for sale ..........................      3,873.0        3,407.0
Mortgages held for sale ......................     14,720.6        8,848.0
Loans and leases, net of unearned discount ...     45,250.6       42,521.6
Allowance for credit losses ..................     (1,336.7)      (1,233.9)
    Net loans and leases .....................     43,913.9       41,287.7
Premises and equipment, net ..................      1,469.9        1,295.5
Mortgage servicing rights, net ...............      2,724.7        2,774.9
Interest receivable and other assets .........      5,806.8        5,783.0
    Total assets .............................   $103,727.0       88,540.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing ........................   $ 18,409.1       16,253.3
  Interest-bearing ...........................     41,772.9       39,203.8
    Total deposits ...........................     60,182.0       55,457.1
Short-term borrowings ........................     15,700.2        9,557.0
Accrued expenses and other liabilities .......      5,684.9        3,737.2
Long-term debt ...............................     14,672.0       12,766.7
    Total liabilities ........................     96,239.1       81,518.0
Preferred stock ..............................        276.8          267.4
Unearned ESOP shares .........................        (89.7)         (79.4)
    Total preferred stock ....................        187.1          188.0
Common stock, $1 2/3 par value - authorized
 2,000,000,000 shares:
  Issued 783,448,890 and 769,113,149 shares
   in 1998 and 1997, respectively ............      1,305.7        1,281.9
Surplus ......................................        541.6          419.6
Retained earnings ............................      5,613.1        5,007.7
Accumulated other comprehensive income .......        405.6          409.9
Notes receivable from ESOP ...................         (4.0)         (10.1)
Treasury stock - 15,309,106 and 10,493,685
  common shares in 1998 and 1997, respectively       (561.2)        (274.8)
    Total common stockholders' equity ........      7,300.8        6,834.2
    Total stockholders' equity ...............      7,487.9        7,022.2
    Total liabilities and
      stockholders' equity ...................   $103,727.0       88,540.2

See notes to unaudited consolidated financial statements.

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In millions, except per
  common share amounts                   Quarter Ended      Nine Months Ended
                                          September 30,       September 30,
                                           1998       1997       1998     1997
INTEREST INCOME ON
Loans and leases ..................... $1,234.4    1,153.1    3,617.9  3,364.2
Investment and mortgage-backed
  securities available for sale ......    305.1      326.1      936.4  1,016.4
Investment securities
  held to maturity ...................      6.9        6.9       20.0     21.0
Loans held for sale ..................     72.6       56.2      211.5    168.3
Mortgages held for sale ..............    221.1      128.5      573.9    324.0
Money market investments .............     17.1        8.9       38.9     39.4
Trading account securities  ..........     12.8       13.2       40.5     28.5
    Total interest income ............  1,870.0    1,692.9    5,439.1  4,961.8

INTEREST EXPENSE ON
Deposits .............................    381.6      360.7    1,120.8  1,075.4
Short-term borrowings ................    175.3      112.0      466.8    327.1
Long-term debt .......................    197.7      197.6      588.4    578.6
    Total interest expense ...........    754.6      670.3    2,176.0  1,981.1
      Net interest income ............  1,115.4    1,022.6    3,263.1  2,980.7
PROVISION FOR CREDIT LOSSES ..........    146.8      146.7      410.7    378.5
      Net interest income after
        provision for credit losses ..    968.6      875.9    2,852.4  2,602.2

NON-INTEREST INCOME
Mortgage banking .....................    284.7      224.7      824.8    623.8
Trust and investment fees
  and commissions ....................    130.1      112.2      386.1    321.0
Service charges and credit
   related fees ......................    180.2      148.8      490.7    424.5
Credit card fee revenue ..............     43.7       32.4      116.5     88.2
Insurance ............................     73.3       73.5      278.5    263.6
Data processing ......................     19.6       18.3       52.8     54.7
Net investment securities held to
 maturity (losses)....................        -       (0.3)         -        -
Net investment and mortgage-backed
 securities available for sale gains .     54.8       15.7       96.9     19.9
Net venture capital gains ............      4.3       52.8      116.2    165.3
Trading ..............................     44.3       12.7      110.7     64.9
Other ................................     54.5       62.6      176.8    168.5
    Total non-interest income ........    889.5      753.4    2,650.0  2,194.4

NON-INTEREST EXPENSES
Salaries and benefits ................    730.8      608.0    2,119.9  1,724.5
Net occupancy ........................     90.2       82.0      264.6    241.6
Equipment rentals, depreciation
   and maintenance ...................     96.7       81.8      279.8    247.5
Business development .................     67.1       63.3      199.1    185.4
Communication ........................     82.6       73.4      241.6    216.2
Data processing ......................     44.9       39.6      122.7    127.0
Intangible asset amortization ........     40.1       42.5      126.1    125.9
Other ................................    113.9      120.7      447.0    404.4
    Total non-interest expenses ......  1,266.3    1,111.3    3,800.8  3,272.5
INCOME BEFORE INCOME TAXES ...........    591.8      518.0    1,701.6  1,524.1
Income tax expense ...................    198.9      176.4      558.9    529.2
NET INCOME ........................... $  392.9      341.6    1,142.7    994.9

PER COMMON SHARE
 Net Income
  Basic .............................. $   0.51       0.45       1.49     1.31
  Diluted ............................     0.50       0.44       1.46     1.29
 Dividends ...........................    0.185      0.150      0.515    0.450

See notes to unaudited consolidated financial statements.

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)


                                                    Quarter       Nine Months
In millions                                          Ended         Ended
                                                 September 30,  September 30,
                                                    1998  1997    1998    1997

Net income ..................................... $ 392.9 341.6 1,142.7   994.9

Other comprehensive income, before income taxes:
 Change in net unrealized gains (losses) on
   securities available for sale:
  Unrealized gains arising during the period ...   109.9 244.1   212.4   401.7
  Less: reclassification adjustment for gains
   included in net income ......................    59.1  68.5   213.1   185.2
                                                    50.8 175.6    (0.7)  216.5
 Foreign currency translation adjustment .......    (4.8) (0.2)   (7.5)   (1.7)
Other comprehensive income,
  before income taxes ..........................    46.0 175.4    (8.2)  214.8
Income tax (expense) benefit related to
 components of other comprehensive income at an
 effective income tax rate of 35 percent........   (16.1)(61.4)    2.9   (75.2)
Other comprehensive income,
 net of income taxes ...........................    29.9 114.0    (5.3)  139.6
Comprehensive income ........................... $ 422.8 455.6 1,137.4 1,134.5

See notes to unaudited consolidated financial statements.

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Nine Months Ended
In millions                                                     September 30,
                                                               1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................$  1,142.7      994.9
  Adjustments to reconcile net income to net cash flows
  from operating activities:
    Provision for credit losses .........................     410.7      378.5
    Depreciation and amortization .......................     994.4      613.9
    Gains on sales of loans, securities
      and other assets, net .............................    (644.9)    (279.9)
    Release of preferred shares to ESOP .................      25.6       27.6
    Purchases of trading account securities .............(106,926.5) (73,819.7)
    Proceeds from sales of trading account securities ... 107,528.1   73,690.0
    Originations of mortgages held for sale ............. (74,846.5) (38,729.2)
    Proceeds from sales of mortgages held for sale ......  69,258.5   37,603.2
    Originations of loans held for sale .................  (1,038.8)    (989.5)
    Proceeds from sales of loans held for sale ..........     588.6      648.8
    Interest receivable .................................     (91.4)     (64.2)
    Interest payable ....................................      31.2       23.9
    Other assets, net ...................................    (438.4)    (853.7)
    Other accrued expenses and liabilities, net .........     977.4      335.8
      Net cash flows from operating activities ..........  (3,029.3)    (419.6)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and paydowns of investment
    securities held to maturity .........................       4.8        0.5
  Proceeds from maturities and paydowns of investment
    and mortgage-backed securities available for sale ...   3,228.2    1,928.2
  Proceeds from sales and calls of investment securities
    held to maturity ....................................      52.8       82.4
  Proceeds from sales and calls of investment and
    mortgage-backed securities available for sale .......   7,546.5    7,822.3
  Purchases of investment securities held to maturity ...    (231.5)    (120.8)
  Purchases of investment and mortgage-backed
   securities available for sale ........................ (16,034.6) (11,368.4)
  Net change in banking subsidiaries' loans and leases ..    (411.0)    (284.4)
  Non-bank subsidiaries' loans and leases originated ....  (6,440.8)  (7,218.5)
  Principal collected on non-bank subsidiaries'
    loans and leases ....................................   5,591.7    7,090.8
  Purchases of premises and equipment ...................    (343.8)    (227.1)
  Proceeds from sales of premises, equipment &
    other real estate owned .............................     166.5       82.5
  Cash paid for acquisitions, net of cash and cash
    equivalents acquired .................................     36.2     (229.9)
    Net cash flows used for investing activities ........  (6,835.0)  (2,442.4)

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits, net .........................................   2,464.7      576.3
  Short-term borrowings, net ............................   5,866.4    1,354.0
  Long-term debt borrowings .............................   3,437.6    2,473.5
  Repayments of long-term debt ..........................  (1,644.6)  (3,512.0)
  Issuances of common stock .............................     100.5      111.3
  Repurchases of common stock ...........................    (514.3)    (351.1)
  Net decrease in notes receivable from ESOP.............       7.9        1.0
  Dividends paid ........................................    (405.3)    (350.3)
    Net cash flows used for financing activities ........   9,312.9      302.7
    Net decrease in cash and cash equivalents ...........    (551.4)  (2,559.3)

CASH AND CASH EQUIVALENTS
  Beginning of period ...................................   5,926.1    7,371.3
  End of period .........................................$  5,374.7    4,812.0

See notes to unaudited consolidated financial statements.

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)


                                                Accum-
                                                ulated   Notes
In                 Un-                  Re-     Other    Recei-
millions,   Pre-  earned               tained   Compre-  vable  Trea-
except     ferred  ESOP    Commo   Sur- Earn-   hensive  from   sury
for         Stock Shares   Stock   plus ings    Income   ESOP   Stock   Total
shares

Balance,
  December 31,
  1996....$ 249.8 (61.0)   625.9  948.6 4,248.2  297.1 (11.1) (233.3)  6,064.2
Comprehensive
  income:
  Net
  income..      -     -        -      -   994.9      -     -       -     994.9
  Other...      -     -        -      -       -  139.6     -       -     139.6
Stock
  split...      -     -    635.2 (635.2)      -      -     -       -         -
Dividends on
  Common
   stock..      -     -        -      -  (337.0)     -     -       -    (337.0)
  Preferred
   stock...     -     -        -      -   (13.3)     -     -       -     (13.3)
Conversion
  of 27,572
  preferred
  shares to
  1,044,696
  common
  shares... (27.6)    -        -    3.9       -      -     -    23.7         -
Cash payments
  received
  on notes
  receivable
  from
  ESOP....      -     -        -      -       -      -   1.0       -       1.0
Issuance
  of 51,700
  preferred
  shares to
  ESOP....   51.7 (53.8)       -    2.1       -      -     -       -         -
Release
  of preferred
  shares
  to ESOP.      -  28.7        -   (1.1)      -      -     -       -      27.6
Issuance of
  10,529,358
  common
  shares..      -     -        -   61.5  (128.2)     -     -   226.5     159.8
Issuance of
  15,157,890
  common
  shares for
  acquis-
   itions..     -     -      9.3   (1.9)   43.8    1.0     -    85.1     137.3
Repurchase
  of
  13,042,510
  common
  shares..      -     -        -    0.9       -      -     -  (352.0)   (351.1)
Balance,
  September 30,
  1997.... $ 73.9 (86.1) 1,270.4  378.8 4,808.4  437.7  (10.1) (250.0) 6,823.0


(Continued on page 8)

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(Continued from page 7)

                                              Accum-
                                              ulated  Notes
In               Un-                  Re-     Other   Receiv-
millions, Pref-  earned               tained  Compre- able
except    erred  ESOP    Common  Sur- Earn-   hensive from  Treasury
for       Stock  Shares  Stock   plus ings    Income  ESOP   Stock     Total
shares

Balance,
 December 31,
 1997.... $267.4 (79.4) 1,281.9  419.6 5,007.7 409.9 (10.1)  (274.8)  7,022.2
Comprehensive
  income:
  Net
  income..     -     -        -      - 1,142.7     -     -        -   1,142.7
  Other...     -     -        -      -       -  (5.3)    -        -      (5.3)
Dividends
  on Common
  stock..      -     -        -      -  (392.0)    -     -        -    (392.0)
  Preferred
   stock..     -     -        -      -   (13.3)    -     -        -     (13.3)
Conversion
  of 25,573
  preferred
  shares to
  661,993
  common
  shares.. (25.6)    -        -    2.8       -     -     -     22.8         -
Cash payments
  received
  on notes
  receivable
  from
  ESOP...      -     -        -    1.8       -     -   6.1        -       7.9
Issuance
  of 35,000
  preferred
  shares to
  ESOP...   35.0 (37.7)       -    2.7       -     -     -        -         -
Release
  of
  preferred
  shares
  to
   ESOP..      -  27.4        -   (1.8)      -     -     -        -      25.6
Issuance
  of
  6,585,434
  common
  shares..     -     -        -   61.8  (143.3)    -     -     210.2    128.7
Issuance
  of
  16,002,900
  common
  shares for
  acquis-
    itions.    -     -     23.8   55.0    11.3   1.0     -      58.5    149.6
Repurchase
 of 13,730,007
  common
  shares.      -     -        -   (0.3)      -     -     -    (514.0)  (514.3)
Reclass-
  ification
  of
  common
  shares
  held
  in rabbi
  trusts .     -     -        -      -       -     -     -     (63.9)   (63.9)
Balance,
  September 30,
  1998... $276.8 (89.7) 1,305.7  541.6 5,613.1 405.6  (4.0)   (561.2) 7,487.9


 See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Changes in Accounting Policies

Effective January 1, 1998, the corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(FAS 130). FAS 130 requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within total stockholders' equity. The adoption of FAS 130 has not had a material effect on the corporation's financial statements.

2.  Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the nine months ended September 30 include:

In millions                                         1998        1997

Interest......................................  $2,144.7     1,957.2
Income taxes..................................     217.8       300.9
Transfer of loans to other real estate owned..     105.0        35.9

See Notes 8 and 13 for certain non-cash common and preferred stock transactions.

3.  Earnings Per Share

Basic earnings per share, pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS 128) is determined using net income, adjusted for preferred stock dividends, divided by weighted average common shares outstanding. Diluted earnings per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share assuming all dilutive potential common shares were issued. Such dilutive potential common shares include stock options and the 6 3/4 percent convertible subordinated debentures. Amounts used in the determination of basic and diluted earnings per share for the quarters and nine months ended September 30, 1998 and 1997 are shown in the table below.

In millions, except shares
                                   Quarter Ended            Nine Months Ended
                                    September 30,              September 30,
                                  1998         1997          1998         1997

Net income ...............  $    392.9        341.6       1,142.7        994.9
Less dividends accrued on
  preferred stock ........         4.4          4.4          13.3         13.3
Income available to common
  stockholders ...........  $    388.5        337.2       1,129.4        981.6

Weighted average shares
  outstanding ............ 765,653,727  749,282,812   760,438,377  748,012,272
Adjustments for dilutive
  securities:
  Assumed exercise of
  stock options ..........  15,695,414    9,181,666    13,842,583   10,031,912
  Assumed conversion of
    convertible
    subordinated
    debentures ...........      34,400       34,800        34,445       34,800
Diluted common shares .... 781,383,541  758,499,278   774,315,405  758,078,984


4.  Investment Securities

The amortized cost and fair value of investment securities at September 30, 1998 were:

In millions                                         Gross    Gross
                                          Amort-    Unrea-   Unrea-
                                          tized     lized    lized      Fair
                                           Cost     Gains    Losses     Value
Available for sale:
 U.S. Treasury and federal agencies .. $ 2,118.8     54.0     (2.5)   2,170.3
 State, municipal and housing -
  tax exempt .........................   1,439.5     96.7     (0.6)   1,535.6
 Other ...............................   1,845.0    146.2    (22.2)   1,969.0
    Total investment securities
     available for sale ..............   5,403.3    296.9    (25.3)   5,674.9
Mortgage-backed securities:
  Federal agencies ...................  18,222.6    374.5     (7.9)  18,589.2
  Collateralized mortgage
   obligations .......................     314.5      7.4     (0.8)     321.1
    Total mortgage-backed securities
     available for sale ..............  18,537.1    381.9     (8.7)  18,910.3
Total investment and
 mortgage-backed securities
 available for sale .................. $23,940.4    678.8    (34.0)  24,585.2

Investment securities held to
  maturity ........................... $   901.3     12.5     (2.0)     911.8

Total investment securities .......... $24,841.7    691.3    (36.0)  25,497.0

Interest income on investment securities for the quarters and nine months ended September 30 was:

                                             Quarter             Nine Months
In millions                               1998     1997          1998     1997
Available for sale:
 U.S. Treasury and federal agencies .. $  40.8     32.4         137.9    128.9
 State, municipal and housing -
   tax exempt ........................    20.6     19.6          61.5     54.2
 Other ...............................    21.7     11.7          45.4     35.9
    Total investment securities
     available for sale ..............    83.1     63.7         244.8    219.0
 Mortgage-backed securities:
  Federal agencies ...................   217.4    257.5         678.4    784.1
  Collateralized mortgage
   obligations .......................     4.6      4.9          13.2     13.3
    Total mortgage-backed securities
     available for sale ..............   222.0    262.4         691.6    797.4
Total investment and mortgage-backed
  securities available for sale ...... $ 305.1    326.1         936.4  1,016.4

Investment securities held to
  maturity ........................... $   6.9      6.9          20.0     21.0

Total investment securities .......... $ 312.0    333.0         956.4  1,037.4

Certain investment securities held to maturity with a total amortized cost of $18.0 million and $52.8 million for the quarter and nine months ended September 30, 1998, respectively, and $38.7 million and $82.4 million for the quarter and nine months ended September 30, 1997, respectively, were sold by the corporation due to significant deterioration in the creditworthiness of the related issuers or because such securities were called by the issuers prior to maturity. Sales and calls of investment securities resulted in no gain or loss for the quarter and nine months ended September 30, 1998 and a loss of $0.3 million for the quarter and no gain or loss for the nine months ended September 30, 1997.

5.  Loans and Leases

The carrying values of loans and leases at September 30, 1998 and December 31, 1997 were:

In millions                                 September 30,     December 31,
                                                    1998             1997
Commercial, financial and industrial .....     $12,017.1         10,680.2
Agricultural .............................       1,318.4          1,276.2
Real estate
  Secured by 1-4 family residential
    properties ...........................      11,393.6         10,746.6
  Secured by development properties ......       1,961.6          2,131.4
  Secured by construction and land
    development ..........................       1,272.3          1,005.8
  Secured by owner-occupied properties ...       3,311.2          2,866.1
Consumer .................................      11,957.0         12,298.0
Credit card ..............................       1,637.0          1,632.2
Lease financing ..........................       1,075.2            921.2
Foreign
  Consumer ...............................       1,206.8            864.0
  Commercial .............................         187.4            212.4
    Total loans and leases ...............      47,337.6         44,634.1
Unearned discount ........................      (2,087.0)        (2,112.5)
  Total loans and leases, net of
    unearned discount ....................     $45,250.6         42,521.6

Changes in the allowance for credit losses for the quarters and nine months ended September 30 were:

                                             Quarter          Nine Months
In millions                                1998     1997      1998     1997
Balance at beginning of period ....... $1,262.1  1,071.1   1,233.9  1,040.8
  Allowance related to assets
   acquired, net .....................     82.8    104.1     118.1    129.4
  Provision for credit losses ........    146.8    146.7     410.7    378.5

  Credit losses ......................   (189.5)  (159.2)   (540.3)  (462.9)
  Recoveries .........................     34.5     33.7     114.3    110.6
    Net credit losses ................   (155.0)  (125.5)   (426.0)  (352.3)
Balance at end of period ............. $1,336.7  1,196.4   1,336.7  1,196.4

6.  Non-performing Assets and 90-day Past Due Loans and Leases

Total non-performing assets and 90-day past due loans and leases at September 30, 1998 and 1997 and December 31, 1997 were:

In millions                                  September 30,     December 31,
                                              1998      1997          1997
Impaired loans
  Non-accrual ...........................  $ 109.4      94.5          89.4
  Restructured ..........................      0.6       0.1           0.1
    Total impaired loans ................    110.0      94.6          89.5
Other non-accrual loans and leases ......    105.7      94.3          88.7
  Total non-accrual and
   restructured loans and leases ........    215.7     188.9         178.2
Other real estate owned .................     46.1      40.8          50.3
  Total non-performing assets ...........    261.8     229.7         228.5
Loans and leases past due 90 days or more*   175.6     121.0         153.8
  Total non-performing assets and
   90-day past due loans and leases .....  $ 437.4     350.7         382.3

* Excludes non-accrual and restructured loans and leases.

The average balances of impaired loans for the nine months ended September 30, 1998 and 1997 were $118.8 million and $107.2 million, respectively. The allowance for credit losses related to impaired loans at September 30, 1998 and December 31, 1997 was $34.2 million and $33.5 million, respectively. Impaired loans of $2.4 million and $1.8 million were not subject to a related allowance for credit losses at September 30, 1998 and December 31, 1997, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

The effect of non-accrual and restructured loans on interest income for the quarters and nine months ended September 30 was:

In millions                                   Quarter         Nine Months
                                            1998    1997     1998    1997
Interest
  As originally contracted ...........     $ 8.4     3.8     18.3    15.1
  As recognized ......................      (1.6)   (1.3)    (3.6)   (2.7)
    Reduction of interest income .....     $ 6.8     2.5     14.7    12.4





7.  Long-term Debt

During the first nine months of 1998, the corporation issued $250 million in medium-term notes, bearing interest at a fixed rate of 5.55 percent, maturing in August 1999, and $250 million in medium-term notes, bearing interest at a rate of three-month LIBOR less 5 basis points, maturing in October 1999. Also, during the first nine months of 1998, certain subsidiaries of the corporation received $2,519.4 million of advances from the Federal Home Loan Bank. Advances of $44.4 million were issued bearing interest at fixed rates ranging from 5.34 percent to 6.19 percent, which mature between February 2000 and December 2027. Advances of $2,475 million were issued bearing interest at rates ranging from one-month LIBOR less 15 basis points to one-month LIBOR less 10 basis points, which mature between October 1998 and December 1999. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year. Norwest Financial, Inc. and its subsidiaries issued $407.1 million in senior notes bearing interest at fixed rates ranging from 5.38 percent to 6.08 percent, which mature between September 2001 and March 2008. Norwest Financial, Inc. and its subsidiaries assumed $104.8 million in senior notes in connection with its acquisition of The T. Eaton Acceptance Company Limited, bearing interest at fixed rates ranging from
7.55 percent to 9.00 percent, which mature between December 1999 to December 2000.

8. Stockholders' Equity

The table below is a summary of the corporation's preferred and preference stock at September 30, 1998 and December 31, 1997. A detailed description of the corporation's preferred and preference stock is provided in Note 10 to the audited consolidated financial statements included in the corporation's 1997 annual report on Form 10-K.

In millions,
except share amounts
                                          Annual
                       Shares            Dividend
                    Outstanding          Rate at        Amount Outstanding
            September 30, December 31, September 30, September 30, December 31,
                    1998         1997          1998          1998         1997
Cumulative
  Tracking,
  $200 stated
   value ......  980,000     980,000          9.30%       $ 196.0        196.0
1998 ESOP
  Cumulative
  Convertible,
  $1,000 stated
  value .......   13,604           -         10.75%          13.6            -
1997 ESOP
  Cumulative
  Convertible,
  $1,000 stated
  value .......   19,846      22,927          9.50%          19.8         23.0
1996 ESOP
  Cumulative
  Convertible,
  $1,000 stated
  value .......   22,274      22,831          9.50%          22.3         22.8
1995 ESOP
  Cumulative
  Convertible,
  $1,000 stated
  value .......   20,283      20,625         10.00%          20.3         20.6
ESOP Cumulative
  Convertible,
  $1,000 stated
  value .......    9,825      10,022          9.00%           9.8         10.0
Less: Cumulative
  Tracking shares
  held by a
  subsidiary ..  (25,000)    (25,000)                        (5.0)        (5.0)
               1,040,832   1,031,405                        276.8        267.4
Unearned
  ESOP shares .                                             (89.7)       (79.4)
    Total
    preferred
    stock ....                                            $ 187.1        188.0


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

During the quarter and nine months ended September 30, 1998, 7,530 and 25,573 shares of ESOP Preferred Stock were converted into 209,325 and 661,993 shares of common stock of the corporation, respectively. During the quarter and nine months ended September 30, 1997, 8,327 and 27,572 shares of ESOP Preferred Stock were converted into 273,024 shares and 1,044,696 shares of common stock of the corporation, respectively.

On September 22, 1998, the corporation's board of directors declared a dividend distribution of one preferred share purchase right on each outstanding share of the corporation's common stock. These rights will be distributed on November 23, 1998 to stockholders of record on that date, and are similar to the corporation's existing stockholder rights plan that expires the same day. The rights will become exercisable only if a person or group acquires or announces an offer to acquire 15 percent or more of the corporation's common stock. This triggering percentage may be reduced to no less than 10 percent by the board of directors prior to the time the rights become exercisable. When exercisable, each right will entitle the holder to buy one one-thousandth of a share of a new series of junior participating preferred stock at a price of $160. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price, and the acquiring person will not be entitled to exercise these rights. Under certain circumstances, the corporation can exchange a share of the corporation's common stock for each outstanding right not held by the acquirer. The corporation will generally be entitled to redeem the rights at one cent per right at any time before they become exercisable. The rights will expire on November 23, 2008, unless extended, previously redeemed or exercised. The corporation has reserved shares of preferred stock for issuance upon exercise of the rights.

Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 is comprised of the following:
                                           September 30,      December 31,
                                                   1998              1997

In millions

Unrealized gains on securities
  available for sale ...................   $      420.0             419.4
Foreign currency translation ...........          (14.4)             (9.5)
  Accumulated other comprehensive income   $      405.6             409.9

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

In millions
                                   Quarter              Nine Months
                                1998      1997        1998      1997
Revenues:*
  Banking ................$  1,652.7   1,555.4     4,938.3   4,655.2
  Mortgage Banking .......     569.4     400.9     1,549.9   1,092.4
  Norwest Financial ......     537.4     490.0     1,600.9   1,408.6
    Total ................$  2,759.5   2,446.3     8,089.1   7,156.2
Organizational earnings:*
  Banking ................$    281.4     254.8       819.7     711.0
  Mortgage Banking .......      56.0      37.7       161.9     106.8
  Norwest Financial ......      55.5      49.1       161.1     177.1
    Total ................$    392.9     341.6     1,142.7     994.9
Total assets:
  Banking ................$ 67,919.8  61,283.5
  Mortgage Banking .......  24,665.8  13,737.8
  Norwest Financial ......  11,141.4  10,230.9
    Total ................$103,727.0  85,252.2

* Revenues (interest income plus non-interest income), where applicable, and organizational earnings by business segment are impacted by intercompany revenues and expenses, such as interest on borrowings from the parent company, corporate service fees and allocation of federal income taxes.

10.  Mortgage Banking Activities

Additional information about mortgage banking non-interest income for the quarters and nine months ended September 30 is presented below:

                                  Quarter             Nine Months
In millions                    1998      1997        1998     1997

Origination and other
  closing fees ............  $128.1      86.2       366.3    222.6
Servicing fees ............   (47.6)     79.5       (16.4)   220.3
Net gains (losses) on sales
  of servicing rights .....    (0.4)     (2.4)       15.9     (4.8)
Net gains on sales of
  mortgages ...............   152.4      15.6       287.7     61.6
Other .....................    52.2      45.8       171.3    124.1
  Total mortgage banking
    non-interest income ...  $284.7     224.7       824.8    623.8

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The outstanding balances of serviced loans were $232.7 billion and $198.2 billion at September 30, 1998 and 1997, respectively, and $205.8 billion at December 31, 1997.

Changes in capitalized mortgage servicing rights for the quarters and nine months ended September 30 were:

In millions                       Quarter              Nine Months
                               1998      1997          1998      1997
Mortgage servicing rights:

Balance at beginning
    of period ............ $2,967.8   2,783.8       2,839.1   2,712.7
  Originations ...........    180.9      93.7         491.7     253.5
  Purchases and other
    additions ............    183.3     127.8         491.0     236.4
  Sales ..................        -     (17.0)        (56.1)    (34.4)
  Amortization ...........   (241.9)   (103.5)       (570.2)   (321.5)
  Other ..................   (301.2)    (70.3)       (406.6)    (32.2)
                            2,788.9   2,814.5       2,788.9   2,814.5
  Less valuation
    allowance ............    (64.2)    (64.2)        (64.2)    (64.2)
Balance at end of period . $2,724.7   2,750.3       2,724.7   2,750.3

The fair value of capitalized mortgage servicing rights at September 30, 1998 was approximately $2.8 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights during the quarters and nine months ended September 30, 1998 and 1997.

11. Trading Revenues

For the quarters and nine months ended September 30, trading revenues were derived from the following activities:

In millions                                      Quarter       Nine Months
                                              1998    1997    1998    1997
Interest income:
  Securities .............................. $ 12.8    13.2    40.5    28.5

Non-interest income:
  Gains on securities sold ................   41.7    13.3    90.4    44.9
  Swaps and other interest rate contracts .    0.1     0.8     0.6     1.4
  Foreign exchange trading ................    3.4     3.3     9.9    10.9
  Options .................................   (4.0)    1.1    (2.0)    4.9
  Futures .................................    3.1    (5.8)   11.8     2.8
    Total non-interest income .............   44.3    12.7   110.7    64.9
Total trading revenues .................... $ 57.1    25.9   151.2    93.4

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

For the nine months ended September 30, 1998, end-user derivative activities increased interest income by $5.6 million and decreased interest expense by $67.8 million, for a total benefit to net interest income of $73.4 million. For the same period in 1997, the total benefit to net interest income was $60.3 million.

Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 1998 is summarized as follows:

                                                 Amorti-
                                                 zation
                                                 &
In millions                December 31,  Add-    Matur-  Termin-  September 30,
                                  1997  itions   ities   ations           1998
Swaps:
  Generic receive fixed ..... $  4,316       -    (300)       -          4,016

  Amortizing receive fixed ..    3,185       -    (283)       -          2,902

  Generic pay fixed .........      221     749      (7)       -            963

  Basis .....................       29      29     (29)       -             29
    Total swaps .............    7,751     778    (619)       -          7,910

Interest rate caps
  and floors ................   14,377       -    (527)       -         13,850

Futures contracts ...........    4,690  30,615   6,984) (13,103)        15,218

Options on futures contracts     9,886  67,617 (31,624) (32,483)        13,396

Security options ............    1,240  36,597 (15,922) (12,040)         9,875

Forward foreign exchange
  contracts .................      491     289    (682)       -             98

Total ....................... $ 38,435 135,896 (56,358) (57,626)        60,347

Deferred gains and losses on closed end-user derivatives were not material at September 30, 1998 and December 31, 1997.

A key assumption in the information which follows is that rates remain constant at September 30, 1998 levels. To the extent that rates change, both the average notional and variable interest rate information may change.

The following table presents the maturities and weighted average rates for end-user derivatives by type:

Dollars in millions
                                              Maturity
                                                                 There-
September 30, 1998          1998    1999    2000   2001    2002  after    Total

Swaps:
Generic receive fixed-
  Notional value ........$   450     766     400    500     400  1,500    4,016
  Weighted avg.
    receive rate ........   6.02%   7.28    6.17   6.35    6.59   6.53     6.56
  Weighted avg. pay rate    5.69%   5.56    5.59   5.61    5.54   5.68     5.63
Amortizing receive fixed-
  Notional value ........$     -   1,707   1,195      -       -      -    2,902
  Weighted avg.
    receive rate ........      -%   7.46    6.58      -       -      -     7.10
  Weighted avg. pay rate       -%   5.49    5.58      -       -      -     5.53
Generic pay fixed-
  Notional value ........$     -     603       4    110     101    145      963
  Weighted avg.
    receive rate ........      -%   5.36    5.69   5.67    5.59   5.61     5.46
  Weighted avg. pay rate       -%   5.11    6.15   5.75    5.99   5.87     5.39
Basis-
  Notional value ........$     -       -       -      -       -     29       29
  Weighted avg.
    receive rate ........      -%      -       -      -       -   5.11     5.11
  Weighted avg. pay rate       -%      -       -      -       -   2.11     2.11

Interest rate caps and
  floors (1):
  Notional value ........$     -     400   3,200  4,750   5,500      -   13,850

Futures contracts (1):
  Notional value ........$ 7,213   1,530     740    740     740  4,255   15,218

Options on futures
  contracts (1):
  Notional value ........$11,795   1,601       -      -       -      -   13,396

Security options (1):
  Notional value ........$ 9,250     600       -     25       -      -    9,875

Forward foreign exchange
  contracts (1):
  Notional value ........$    98       -       -      -       -      -       98

Total notional value ....$28,806   7,207   5,539  6,125   6,741  5,929   60,347

Total weighted avg.
  rates on swaps:
    Receive rate ........   6.02%   7.00    6.48   6.23    6.39   6.43     6.62

    Pay rate ............   5.69%   5.43    5.58   5.64    5.63   5.63     5.55

(1) Average rates are not meaningful for interest rate caps and floors, futures contracts, options or forward foreign exchange contracts.

Note: Weighted average variable rates are based on the actual rates as of September 30, 1998.

The following table provides the gross gains and gross losses not yet recognized in the consolidated financial statements for open end-user derivatives applicable to certain hedged assets and liabilities:

In millions                            Balance Sheet Category
                                         Mort-
                          Invest-        gage             Short-
                          ment    Loans  Serv-  Interest  term     Long-
                          Secur-    and  icing  Bearing   Borror-  term
September 30, 1998        ities   Leases Rights Deposits  ings     Debt  Total

Swaps:

Pay variable
  Unrealized gains ....  $    -       -    52.9    74.9        -   175.6  303.4
  Unrealized (losses)..       -       -       -       -        -       -    -

  Pay variable net ....       -       -    52.9    74.9        -   175.6  303.4

Pay fixed
  Unrealized gains ....       -       -       -       -        -       -    -
  Unrealized losses....       -    (7.6)      -    (2.8)       -       -  (10.4)

  Pay fixed net .......       -    (7.6)      -    (2.8)       -       -  (10.4)

Basis
  Unrealized (losses)..    (0.1)      -       -       -        -       -   (0.1)

Total unrealized
  gains ...............       -       -    52.9    74.9        -   175.6  303.4
Total unrealized
 (losses) .............    (0.1)   (7.6)      -    (2.8)       -       -  (10.5)

  Total net ........... $  (0.1)   (7.6)   52.9    72.1        -   175.6  292.9

Interest rate caps and floors:

  Unrealized gains .... $     -       -   307.6       -        -       -  307.6
  Unrealized (losses)..       -       -       -       -        -       -      -

    Total net ......... $     -       -   307.6       -        -       -  307.6

Futures contracts:

  Unrealized gains .... $     -     0.1   227.2       -        -       -  227.3
  Unrealized (losses)..   (11.9)   (4.0)      -       -        -       -  (15.9)

    Total net ......... $ (11.9)   (3.9)  227.2       -        -       -  211.4

Options on futures contracts:

  Unrealized gains .... $     -     4.2    28.8       -        -       -   33.0
  Unrealized (losses)..       -    (3.0)  (63.1)      -        -       -  (66.1)

    Total net ......... $     -     1.2   (34.3)      -        -       -  (33.1)
Security options:

  Unrealized gains .... $     -    49.2       -       -        -       -   49.2
  Unrealized (losses)..       -    (7.6)      -       -        -       -   (7.6)

    Total net.......... $     -    41.6       -       -        -       -   41.6
Forward foreign exchange contracts:

  Unrealized gains..... $     -       -       -       -      1.9       -    1.9

Grand total
    unrealized gains .. $     -    53.5   616.5    74.9      1.9   175.6  922.4
Grand total
    unrealized (losses)   (12.0)  (22.2)  (63.1)   (2.8)       -       - (100.1)

  Grand total net ..... $ (12.0)   31.3   553.4    72.1      1.9   175.6  822.3


As a result of interest rate fluctuations, off-balance sheet derivatives have unrealized appreciation or depreciation in market values as compared with their cost. As these derivatives hedge certain assets and liabilities of the corporation, as noted in the table above, there has been offsetting unrealized appreciation and depreciation in the assets and liabilities hedged.

The corporation has entered into mandatory and standby forward contracts, including options on forward contracts, to reduce interest rate risk on certain mortgage loans held for sale and other commitments. The contracts provide for the delivery of securities at a specified future date, at a specified price or yield. At September 30, 1998, the corporation had forward contracts and options on forward contracts totaling $24.0 billion, all of which mature within 180 days. Gains and losses on forward contracts and options on forward contracts are included in the determination of market value of mortgages held for sale.

At September 30, 1998, the corporation's trading account portfolio included options and futures of $106 million notional value, which are valued at market with any gains or losses recognized currently.


13. Business Combinations

The corporation regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the corporation does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. At September 30, 1998, the corporation had five pending transactions with total assets of approximately $93.1 billion and anticipated that approximately 879.4 million common shares would be issued upon consummation of these transactions.

The transactions pending at September 30, 1998 included the combination of the corporation and the former Wells Fargo, which was completed November 2, 1998. Other pending acquisitions, subject to approval by regulatory agencies, are expected to be completed by the first quarter of 1999.

Transactions completed in the nine months ended September 30, 1998 include:

In millions, except share amounts                          Common
                                                    Cash   Shares   Method of
                              Date       Assets     Paid   Issued   Accounting
Finvercon S.A. Compania
  Financiera
  Argentina (F) ........ January 8    $   57.4  $  19.7          -   Purchase

Fidelity Bancshares, Inc.
  Fort Worth,
  Texas (B) ............ January 13      111.0     16.1          -   Purchase

Heritage Trust Company,
  Grand Junction,
  Colorado (B).......... February 20       1.6        -    136,950   Purchase

Founders Trust Company
  Dallas, Texas (B) .... March 2           1.6      6.9          -   Purchase

The T. Eaton Acceptance
  Company Limited and
  National Retail
  Credit Services Limited,
  Don Mills,
  Ontario, Canada (F) .. April 21        370.0    247.6          -   Purchase

WMC Mortgage Corporation
  Woodland Hills,
  California (M)........ April 30          4.9     21.9          -   Purchase

First Bank                                                           Pooling of
  Katy, Texas (B) ...... May 22          309.7        -  1,999,980   Interests*

First Bank of Grants
  Grants,
  New Mexico (B) ....... May 28           44.9        -    212,487   Purchase

Spring Mountain
  Escrow Corporation
  Irvine,
  California (M) ....... May 29            1.3      1.7          -   Purchase

Emjay Corporation
  Milwaukee,
  Wisconsin (B) ........ June 15           5.8        -    297,979   Purchase

Six affiliated bank
  holding companies and
  related entities,
  located in Minnesota,
  Wisconsin, New Mexico,
  Arizona and Colorado,
  including                                                         Pooling of
  MidAmerica. (B) ...... July 2,23     1,317.2        -  8,060,664  Interests*

First Bancshares of
  Valley City, Inc.
  Valley City,
  North Dakota (B) ..... July 31          96.4        -    451,943   Purchase

Peoples Insurance
  Agency, Inc.
  Valley City,
  North Dakota (B) ..... July 31           0.2        -      6,804   Purchase

Star Bancshares, Inc.                                                Pooling of
  Austin, Texas (B) .... August 31       581.7        -  4,275,077   Interests*

Freedom Trailer
  Leasing, Inc.
  Chesterfield,
  Missouri (B) ......... August 31         4.8      4.2          -   Purchase

Little Mountain
  Bancshares, Inc.
  Monticello,
  Minnesota (B) ........ September 8      81.8        -    561,016   Purchase
                                     $ 2,990.3  $ 318.1 16,002,900

 * Pooling of interests transaction was not material to the corporation's consolidated financial statements; accordingly, previously reported results have not been restated.

(B) - Banking Group; (M) - Mortgage Banking; (F) - Norwest Financial


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Management's discussion and analysis should be read together with the financial statements submitted under Item 1 of Part I and with the corporation's 1997 Annual Report on Form 10-K.

EARNINGS PERFORMANCE

The corporation reported net income of $392.9 million for the quarter ended
September 30, 1998, a 15.0 percent increase over the $341.6 million earned in the third quarter of 1997. Diluted earnings per share were 50 cents, compared with 44 cents in the third quarter of 1997, an increase of 13.6 percent. Basic earnings per share increased 13.3 percent to 51 cents per common share in the third quarter of 1998 from 45 cents a year earlier.
Return on realized common equity was 22.6 percent and return on assets was
1.64 percent for the third quarter of 1998, compared with 22.1 percent and
1.64 percent, respectively, in the third quarter of 1997.

For the nine months ended September 30, 1998, net income was $1,142.7 million, or $1.46 per diluted common share, an increase of 14.9 percent and 13.2 percent, respectively, over the $994.9 million, or $1.29 per diluted common share, earned in the first nine months of 1997.
Return on realized common equity was 22.9 percent and return on assets was
1.66 percent for the first nine months of 1998 compared with 22.3 percent and 1.63 percent, respectively, in the same period a year ago.


ORGANIZATIONAL EARNINGS

The organizational earnings of the corporation's primary business segments are included in Note 9 to the unaudited consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 and are discussed in the following paragraphs.

Banking Group

The Banking Group reported third quarter 1998 earnings of $281.4 million, a
10.5 percent increase over the third quarter 1997 earnings of $254.8 million. For the nine months ended September 30, 1998, earnings increased
15.3 percent to $819.7 million compared with $711.0 million for the same period in 1997. Non-interest income rose $305.5 million, or 24.1 percent, to $1,573.4 million for the first nine months of 1998, due primarily to growth in trust and investment fees and commissions, service charges and fees and credit card fee revenue, partially offset by lower net venture capital gains due to overall market conditions. The Banking Group's provision for credit losses for the nine months ended September 30, 1998 decreased $12.5 million to $115.2 million from $127.7 million a year earlier, as average loans and leases rose $1,707.8 million, or 5.4 percent, and net charge-offs as a percent of average loans and leases decreased 5 basis points to 0.58 percent. Non-interest expenses of $2,397.7 million for the first nine months of 1998 were $242.1 million higher when compared with the first nine months of 1997, reflecting additional operating expenses from acquired companies and acquisition related one-time charges.

Mortgage Banking

Mortgage Banking earned $56.0 million in the current quarter compared with $37.7 million in the third quarter of 1997. For the first nine months of 1998, Mortgage Banking earned $161.9 million compared with $106.8 million in the same period of 1997. See Note 10 to the unaudited consolidated financial statements for additional information about Mortgage Banking revenues for the three and nine months ended September 30, 1998 and 1997.

The growth in Mortgage Banking earnings over the first nine months of 1997 primarily reflects a 64.5 percent increase in origination and other closing fees associated with the low mortgage interest rate environment. Mortgage loan originations amounted to $74.8 billion during the first nine months of 1998, compared with $38.7 billion in the first nine months of 1997.
Combined gains on sales of mortgages and servicing rights amounted to $303.6 million in the first nine months of 1998, compared with $56.8 million in the same period of 1997. The growth in Mortgage Banking earnings is also due to higher tax-equivalent net interest income related to increases in the average balance of mortgage loans held for sale. The growth in origination and closing fees, gains on sales of mortgages and servicing rights, and net interest income was partially offset by lower servicing revenue, reflecting increased amortization of capitalized mortgage servicing rights due to a larger servicing portfolio and the increased assumed prepayments as a result of the low mortgage interest rate environment. Amortization of capitalized mortgage servicing rights was $570.2 million in the first nine months of 1998, compared with $321.5 million in the first nine months of 1997.

The percentage of fundings attributed to mortgage loan refinancings was approximately 49 percent in the first nine months of 1998, compared with 21 percent for the same period of 1997. The unclosed pipeline of mortgage loans was $23.5 billion at September 30, 1998, compared with $10.6 billion at December 31, 1997. The servicing portfolio had a weighted average coupon of 7.54 percent and 7.75 percent at September 30, 1998 and December 31,
1997, respectively.

Norwest Financial

Norwest Financial (including Norwest Financial Services, Inc. and Island
Finance) reported third quarter 1998 earnings of $55.5 million that were
12.8 percent higher than third quarter 1997 earnings of $49.1 million which included charges related to the acquisition of Fidelity Acceptance
Corporation. For the first nine months of 1998, Norwest Financial's net income was $161.1 million, down 9.0 percent from the first nine months of 1997. The decrease primarily reflects higher consumer credit losses, partially offset by increased net interest income.

Norwest Financial's net charge-offs in the first nine months of 1998 were $278.4 million, or 4.10 percent of average loans, compared with $199.0 million, or 3.48 percent of average loans, in the same period in 1997. The increase in net charge-offs was primarily attributable to the acquisition of Fidelity Acceptance Corporation in 1997 and the related inclusion of their charge-offs and to higher bankruptcy levels in Puerto Rico.
Net charge-offs in Norwest Financial's domestic base business continued to decline in the third quarter. Non-interest expenses for the first nine months of 1998 increased 17.8 percent over the same period of 1997 primarily due to the acquisition of Fidelity Acceptance Corporation. Tax-equivalent net interest income for the first nine months of 1998 increased
14.3 percent over the same period of last year due to a 17.6 percent increase in average earning assets partially offset by a decrease of 25 basis points in net interest margin.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Interest Income

Consolidated tax-equivalent net interest income was $1,127.3 million in the third quarter of 1998, compared with $1,034.2 million in the third quarter of 1997, an increase of 9.0 percent. For the first nine months of 1998, tax-equivalent net interest income increased 9.5 percent from the same period in 1997 to $3,299.0 million. Growth in tax-equivalent net interest income over the third quarter ended September 30, 1997 was primarily due to a 14.3 percent growth in average earning assets, partially offset by a 28 basis point decrease in net interest margin. Net interest margin, the ratio of annualized tax-equivalent net interest income to average earning assets, was 5.53 percent in the third quarter of 1998, compared with 5.81 percent in the third quarter of 1997. The decrease in net interest margin from third quarter of 1997 is principally due to a higher mix of mortgages held for sale which have lower yields than other interest-bearing assets.

The following table summarizes changes in tax-equivalent net interest income between the quarters ended September 30 and June 30 and the nine months ended
September 30.

Changes in Tax-Equivalent Net Interest Income*
In millions                                     3Q 98     3Q 98    9 Mos. 98
                                                 from      from       from
                                                3Q 97     2Q 98    9 Mos. 97
Increase (decrease) due to:
  Change in earning asset volume ............  $148.7      32.8        344.0
  Change in volume of interest-free funds ...    16.8      10.8         44.4
  Change in net return from
   Interest-free funds ......................     1.1       2.3          2.8
   Interest-bearing funds ...................   (50.2)    (11.1)       (88.0)
  Change in earning asset mix ...............   (26.5)     (2.9)       (32.0)
  Change in funding mix .....................     3.2       2.4         14.8
Change in tax-equivalent net interest income.  $ 93.1      34.3        286.0

* Net interest income is presented on a tax-equivalent basis using a federal incremental tax rate of 35 percent in each period presented.


Provision for Credit Losses

The corporation provided $146.8 million for credit losses in the third quarter of 1998, compared with $146.7 million in the same period a year ago. Net credit losses totaled $155.0 million and $125.5 million for the three months ended September 30, 1998 and 1997, respectively. As a percentage of average loans and leases, net credit losses were 138 basis points in the third quarter of 1998, compared with 122 basis points in the same period a year ago.

For the first nine months of 1998, the provision for credit losses totaled
$410.7 million, compared with $378.5 million in the first nine months of 1997. Net credit losses were $426.0 million, or 1.32 percent of average loans and leases, for the nine months ended September 30, 1998, compared with $352.3 million, or 1.17 percent, for the same period in 1997. The increase in net credit losses over 1997 is principally due to higher levels of consumer credit charge-offs.

Non-interest Income

Consolidated non-interest income was $889.5 million in the third quarter of 1998, an increase of $136.1 million, or 18.1 percent, from the third quarter of 1997. For the nine months ended September 30, 1998, non-interest income was up $455.6 million to $2,650.0 million, an increase of 20.8 percent over 1997. Contributing to the 1998 increase was continued growth in mortgage banking revenue, trust and investment fees and commissions, service charges and fees and credit card fee revenue, partially offset by lower net venture capital gains.

The increase in mortgage banking revenue is attributed to increases in origination and other closing fees and gains on sales of mortgages and servicing rights, partially offset by increased amortization of capitalized mortgage servicing rights related to the low mortgage interest rate environment. Mortgage banking revenue derived from sales of servicing rights is largely dependent upon portfolio characteristics and prevailing market conditions. See Note 10 to the unaudited consolidated financial statements for additional information about mortgage banking revenues for the three and nine months ended September 30, 1998 and 1997.

The increases in trust and investment fees and commissions, service charges and fees, and credit card fee revenue reflect overall increases in business activity due to acquisitions and marketing efforts.

Net venture capital gains were $4.3 million for the three months and $116.2 million for the nine months ended September 30, 1998, compared with $52.8 million and $165.3 million, respectively, for the same periods in 1997. Sales of venture capital securities generally relate to timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature. Net unrealized appreciation in the venture capital investment portfolio was $126.5 million at September 30, 1998.

The corporation's trading revenue for the third quarter of 1998 was $44.3 million, compared with $12.7 million in the third quarter of 1997. Trading revenues amounted to $110.7 million in the first nine months of 1998, compared with $64.9 million in the same period of 1997. See Note 11 to the unaudited consolidated financial statements for a detailed analysis of trading revenues for the three and nine months ended September 30, 1998 and 1997.

Non-interest Expense

Consolidated non-interest expense was $1,266.3 million in the third quarter of 1998, an increase of 14.0 percent from the third quarter of 1997. For the first nine months of 1998, consolidated non-interest expense increased
$528.3 million, or 16.1 percent, over the nine months ended
September 30, 1997. The increase in non-interest expense reflects increased Mortgage Banking expenses associated with higher origination volume and additional operating expenses related to acquisitions. During
1998, the corporation has recorded non-recurring charges of $25.4 million related to completed acquisitions, of which $20.5 million was incurred during the third quarter.

CONSOLIDATED BALANCE SHEET ANALYSIS

At September 30, 1998, earning assets were $90.6 billion, an increase of 20.8 percent from $75.0 billion at December 31, 1997. This increase was primarily due to a $6.8 million increase in total investment securities and a $5.9 billion increase in mortgages held for sale related to the increased mortgage origination activity during the first nine months of 1998. In conjunction with the merger with the former Wells Fargo and recent financial projections, the corporation is currently in the process of assessing goodwill and intangibles for impairment. At September 30, 1998, goodwill and other intangibles totaled $1.1 billion. At September 30, 1998, interest-bearing liabilities totaled $72.1 billion, a 17.3 percent increase from $61.5 billion at December 31, 1997. The increase was primarily due to a $6.1 billion increase in short-term borrowings to fund mortgage originations.

Credit Quality

The major categories of loans and leases are included in Note 5 to the unaudited consolidated financial statements for the quarter ended September
30, 1998.

At September 30, 1998, the allowance for credit losses totaled $1,336.7 million, or 2.95 percent of loans and leases outstanding. Comparable amounts were $1,196.4 million, or 2.87 percent, at September 30, 1997, and $1,233.9 million, or 2.90 percent, at December 31, 1997. The ratio of the allowance for credit losses to total non-performing assets and 90-day past due loans and leases was 305.6 percent at September 30, 1998, compared with
341.1 percent at September 30, 1997 and 322.7 percent at December 31, 1997.

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

The allocation of the allowance for credit losses to major categories of loans at September 30, 1998 and December 31, 1997 was:

                                   September 30,          December 31,
in millions                                1998                  1997

Commercial ....................        $  230.2                 207.7
Consumer ......................           434.9                 422.6
Real estate ...................           197.0                 168.1
Foreign .......................            72.9                  42.0
Unallocated ...................           401.7                 393.5
   Total ......................        $1,336.7               1,233.9

Non-performing assets and 90-day past due loans and leases totaled $437.4 million, or 0.42 percent of total assets, at September 30, 1998, compared with $350.7 million, or 0.41 percent, at September 30, 1997, and $382.3 million, or 0.43 percent, at December 31, 1997.

The corporation manages exposure to credit risk through loan portfolio diversification by customer, product, industry and geography in order to minimize concentrations in any single sector. The corporation's Banking
Group operates in 16 states, largely in the Midwest, Western/Rocky Mountain and Southwest regions of the country. Distribution of average loans by region during the first nine months of 1998 was approximately 51 percent in the Midwest, 27 percent in the Western/Rocky Mountain and 22 percent in the Southwest region.

Norwest Mortgage, Norwest Financial and Norwest Card Services operate on a nationwide basis. Mortgage Banking includes the largest retail mortgage origination network and the largest servicing portfolio in the United
States. The five states with the highest originations year to date in 1998 are: California $14,721.0 million; Minnesota $4,853.1 million; Illinois
$3,910.5 million; Texas $3,834.7 million; and Washington $3,220.9 million.
The originations in these five states comprise approximately 41 percent of total originations in 1998. The five largest states in the servicing portfolio include: California $43.9 billion; Minnesota $14.0 billion;
Texas $12.5 billion; New York $10.7 billion; and New Jersey $10.4 billion.
These five states comprise approximately 40 percent of the total servicing portfolio at September 30, 1998.

Norwest Financial engages in consumer finance activities in 47 states, Guam, Saipan, all ten Canadian provinces, the Caribbean and Latin America. The five states with the largest consumer finance receivables are: California
$636.6 million; Ohio $254.5 million; Texas $249.5 million; Florida $244.8 million; and Illinois $242.9 million. Consumer finance receivables in Puerto Rico and Canada totaled $1.4 billion and $872.1 million, respectively, at September 30, 1998. The consumer finance receivables of Puerto Rico, Canada, and the five largest states listed above comprise approximately 45 percent of total consumer finance receivables at September
30, 1998.

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

In general, the economy in regions of the U.S. where the corporation primarily conducts operations continues to reflect modest growth. Consumer past due delinquencies were as follows:

                                   September 30, December 31, September 30,
                                           1998         1997          1997

Banking Group 30 days past due .......    1.65%         2.02          1.84
Norwest Financial 60 days past due ...    3.85          3.58          3.63
Credit card 30 days past due .........    3.44          3.92          3.98

Capital and Liquidity Management

The corporation's regulatory capital and ratios are summarized as follows:

                                         September 30,       December 31,
Dollars in millions                              1998               1997

Tier 1 capital.........................       $ 5,764              5,525
Total capital..........................         7,094              6,692
Total risk-adjusted assets.............        71,497             60,774
Tier 1 capital ratio...................          8.06%              9.09
Total capital to risk-adjusted assets..          9.92%             11.01
Leverage ratio.........................          6.19%              6.63


The corporation's Tier 1 capital, total capital to risk-adjusted assets and leverage ratios exceed the regulatory minimums of 4.0 percent, 8.0 percent and 3.0 percent, respectively. The corporation's dividend payout ratio was
36.3 percent for the third quarter of 1998 compared with 33.3 percent for the third quarter of 1997.

On September 22, 1998, the corporation's board of directors authorized the corporation to repurchase up to an additional five million shares of the corporation's common stock. The shares will be used to meet the common stock issuance requirements of the corporation including its Savings
Investment Plan, stock option plans and other stock issuance requirements other than acquisitions accounted for as pooling of interests.

The corporation's pending business combinations at September 30, 1998 included the combination of the corporation and the former Wells Fargo, which was completed November 2, 1998. In accordance with the transaction, common stockholders of the former Wells Fargo received ten shares of the corporation's common stock for each share exchanged.

YEAR 2000

The business combination involving the corporation and the former Wells Fargo was completed on November 2, 1998 resulting in the "new" Wells Fargo & Company
(the "combined company"). The following Year 2000 discussion includes information about the corporation and the former Wells Fargo because the combined company will be affected by the Year 2000 readiness of each of the former Wells Fargo and the corporation.

During 1998, the corporation has continued with its company-wide project to prepare the corporation's systems for Year 2000 compliance. The Year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. "Systems" include all firmware, hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as properties/date impacted processors in automated systems such as elevators, telephone systems, security systems, vault systems, heating and cooling systems and others.
Priority is given to "mission critical" systems.  A system is considered
"mission critical" if it is vital to the successful continuation of a core business activity.

The corporation's Year 2000 readiness project is divided into four phases -
Phase I: a comprehensive assessment and inventory of applicable software, system hardware devices, data and voice communication devices and embedded technology intended to determine Year 2000 vulnerability and risk; Phase II:
date detection on systems intended to determine which systems must be remediated and which systems are compliant and require testing only, determination of the resources and costs, and the development of schedules and high level testing plans for the repair, replacement and/or retirement of systems that are determined not to be compliant; Phase III: repair, replacement and/or retirement of systems that are determined not to be Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to the corporation, such as customers and suppliers; and Phase IV: integration testing on applicable systems to validate that interfaces are Year 2000 compliant and contingency planning. The corporation has substantially completed Phases I and II of its Year 2000 project. It is anticipated that Phase III will be substantially completed by December 31, 1998. Phase IV is anticipated to be completed by June 30, 1999.

The former Wells Fargo, following an initial awareness phase, utilizes a four-phase plan for achieving Year 2000 readiness. The Assessment Phase is intended to determine which computers, operating systems, applications and facilities require remediation and prioritizing those remediation efforts.
The Assessment Phase has been completed except for the on-going assessment of new systems. The Renovation Phase addressed the correction or replacement of any non-compliant hardware, software or facilities and has been substantially completed. All renovated software, both in-house applications and vendor software was placed back into production before commencement of the Validation
Phase. The Validation Phase, which involves testing of in-house systems, vendor software and service providers, is in process. Testing of internal mission-critical systems is anticipated to be substantially completed by December 31, 1998, and testing of mission-critical service providers is anticipated to be substantially completed by March 31, 1999. During the fourth phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

The combined company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the combined company, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to the combined company. The combined company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities. In addition to assessing the readiness of these external parties, the combined company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the combined company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

The combined company currently estimates that its total cost for the Year
2000 project will approximate $300 million. The accounting policies of the corporation and the former Wells Fargo are in the process of being reviewed in detail to conform policies for the combined company. The estimate of the combined company's total costs for the Year 2000 project could change when such accounting policy determinations have been made. To date, the corporation has incurred charges of $74.0 million related to its Year 2000 project and $21.8 million and $58.1 million total expenditures were incurred in the quarter and nine months ended September 30, 1998, respectively.
Charges include the cost of internal staff redeployed to the Year 2000 project, as well as external consulting costs and costs of accelerated replacement of hardware and software due to Year 2000 issues. To date, the former Wells Fargo has incurred charges of $77.0 million related to its Year

2000 project, and $24.0 million and $67.0 million total expenditures were incurred in the quarter and nine months ended September 30, 1998, respectively. Charges for the former Wells Fargo include the cost of external consulting costs and costs of accelerated replacement of hardware and software, but do not include the cost of internal staff redeployed to the Year 2000 project. The combined company does not believe that the redeployment of internal staff will have a material impact on the financial condition or results of operations for the combined company.

The foregoing paragraphs contain a number of forward-looking statements.
These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, and whether the combined company's customers, vendors, competitors and counterparties effectively address the Year 2000 issue.

If Year 2000 issues are not adequately addressed by the combined company and significant third parties, the combined company's business, results of operations and financial position could be materially adversely affected.
Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the combined company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the combined company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years.
Notwithstanding the combined company's efforts, there can be no assurance that the combined company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The combined company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the combined company's results of operations, liquidity and financial condition.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the combined company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

In October 1998, the FASB issued Statement of Financial Accounting
Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise" (FAS 134). FAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The corporation will be required to adopt the provisions of FAS 134 beginning in 1999, and adoption is not expected to have a material impact on the corporation's consolidated financial statements.


Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES


                                       Quarter Ended September 30,
In millions, except ratios           1998                       1997

                                 Interest  Average           Interest  Average
                        Average  Income/   Yields/  Average  Income/   Yields/
                        Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market
  investments ......... $ 1,106   $  17.1     6.14%  $  619    $  8.9    5.76%
Trading account
  securities ..........     850      12.9     6.06      741      13.3    7.14

Investment securities
  available for sale:
  U.S. Treasury &
    federal agencies ..   2,723      40.8     6.07    2,262      32.4    5.76
  State, municipal
    and housing
    tax-exempt ........   1,519      30.9     8.60    1,454      29.3    8.43
  Mortgage-backed .....  12,605     222.0     7.22   14,295     262.4    7.48
  Other ...............   1,560      21.7     6.28      976      11.8    6.39
    Total investment
       securities
       available
       for sale .......  18,407     315.4     7.09   18,987     335.9    7.30

Investment securities
    held to maturity ..     785       6.9     3.50      720       6.9    3.89

    Total investment
       securities .....  19,192     322.3     6.93   19,707     342.8    7.17

Loans held for sale ...   3,638      72.6     7.92    2,874      56.2    7.76
Mortgages held
  for sale ............  12,626     221.1     7.00    6,980     128.5    7.36
Loans and leases
  (net of
   unearned discount)
  Commercial ..........  15,314     340.2     8.81   13,350     312.8    9.30
  Real estate .........  15,780     383.0     9.68   15,071     369.8    9.79
  Consumer ............  13,456     512.6    15.20   12,374     472.2   15.22
    Total loans
      and leases ......  44,550   1,235.8    11.05   40,795   1,154.8   11.27
  Allowance for
    credit losses .....  (1,319)                     (1,118)
    Net loans
      and leases ......  43,231                      39,677

    Total earning assets
    (before the
     allowance for
     credit losses) ...  81,962   1,881.8     9.22   71,716   1,704.5    9.55

Cash and due
  from banks ..........   3,997                       3,553
Other assets ..........  10,359                       8,584
  Total assets ........ $94,999                     $82,735

(Continued on page 32)

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 31)

                                       Quarter Ended September 30,
In millions, except ratios          1998                       1997
                                  Interest  Average           Interest  Average
                         Average  Income/   Yields/  Average  Income/   Yields/
                         Balance  Expense*  Rates*   Balance  Expense*  Rates*
                                   <c<
Liabilities and
  Stockholders' Equity

Noninterest-bearing
  deposits..  .......... $18,406    $    -       -%  $14,351    $    -       -%

Interest-bearing
  deposits
  Savings and
    NOW accounts .......  10,986      48.3    1.75     9,472      38.6    1.62
  Money market
    accounts ...........  12,052     101.4    3.34    10,851      85.3    3.12
  Savings certificates .  12,657     171.3    5.39    12,884     176.5    5.44
  Certificates of deposit
    and other time .....   3,749      52.3    5.54     3,424      50.0    5.78
  Foreign time .........     620       8.3    5.30       883      10.3    4.65
Total interest-bearing
      deposits .........  40,064     381.6    3.78    37,514     360.7    3.81
Federal funds
  purchased repurchase
  agreements ...........   4,008      55.1    5.46     3,180      41.1    5.13
Short-term borrowings ..   8,364     120.1    5.69     4,962      70.9    5.66
Long-term debt .........  12,633     197.7    6.26    12,510     197.6    6.32

Total interest-bearing
      liabilities ......  65,069     754.5    4.61    58,166     670.3    4.58


Other liabilities ......   4,166                       3,626
Preferred stock ........     187                         187
Common stockholders'
   equity ..............   7,171                       6,405
    Total liabilities
      and stockholders'
      equity ........... $94,999                     $82,735

  Net interest income
    (tax-equivalent
     basis) ............         $ 1,127.3                   $ 1,034.2

  Yield spread .........                      4.61                        4.97

  Net interest margin ..                      5.53                        5.81

  Interest-bearing
    liabilities to
    earning assets  ....                     79.39                       81.11

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

                                   Nine Months Ended September 30,
In millions, except ratios      1998                       1997
                                Interest  Average           Interest  Average
                       Average  Income/   Yields/  Average  Income/   Yields/
                       Balance  Expense*  Rates*   Balance  Expense*  Rates*
Assets
Money market
  investments ........ $   878   $  38.8     5.90% $   964    $ 39.4    5.47%
Trading account
  securities .........     896      40.9     6.10      536      29.1    7.24

Investment securities
  available for sale:
  U.S. Treasury &
   federal agencies ..   3,149     137.9     5.88    2,728     128.9    6.29
  State, municipal
   and housing
   tax-exempt ........   1,499      92.2     8.68    1,287      80.8    8.66
  Mortgage-backed ....  12,960     691.6     7.30   14,395     797.4    7.44
  Other ..............   1,182      45.4     6.22    1,057      35.9    6.17
    Total investment
       securities
       available
       for sale ......  18,790     967.1     7.11   19,467   1,043.0    7.31

Investment securities
    held to
    maturity .........     758      20.0     3.51      726      21.0    3.87

    Total investment
       securities ....  19,548     987.1     6.96   20,193   1,064.0    7.18

Loans held for sale ..   3,578     211.5     7.91    2,880     168.3    7.82
Mortgages held
  for sale ...........  10,996     573.9     6.96    5,957     324.0    7.25
Loans and leases
  (net of
   unearned discount)
  Commercial .........  14,590     980.2     8.98   13,364     917.5    9.18
  Real estate ........  15,323   1,115.8     9.72   15,040   1,093.4    9.70
  Consumer ...........  13,311   1,526.7    15.31   11,927   1,358.4   15.20
    Total loans
      and leases .....  43,224   3,622.7    11.19   40,331   3,369.3   11.16
  Allowance for
    credit losses ....  (1,272)                     (1,084)
    Net loans
      and leases .....  41,952                      39,247

    Total earning assets
    (before the
     allowance for
     credit losses) ..  79,120   5,474.9     9.31   70,861   4,994.1    9.46

Cash and due
  from banks .........   3,982                       3,571
Other assets .........  10,088                       8,449
  Total assets ....... $91,918                     $81,797

(Continued on page 34)

Wells Fargo & Company and Subsidiaries
formerly known as Norwest Corporation and Subsidiaries
CONSOLIDATED AVERAGE BALANCE SHEETS AND RELATED YIELDS AND RATES

(Continued from page 33)

                                    Nine Months Ended September 30,
In millions, except ratios       1998                       1997
                                 Interest  Average           Interest  Average
                        Average  Income/   Yields/  Average  Income/   Yields/
                        Balance  Expense*  Rates*   Balance  Expense*  Rates*

Liabilities and
  Stockholders' Equity
                                  <c >
Noninterest-bearing
  deposits ............ $17,583    $    -       -%  $13,637    $    -       -%

Interest-bearing deposits
  Savings and
    NOW accounts ......  10,617     131.0    1.65     9,490     116.7    1.64
  Money market
    accounts ..........  11,795     295.8    3.35    10,647     258.7    3.25
  Savings
    certificates ......  12,691     514.8    5.42    13,054     529.7    5.43
  Certificates of
    deposit and
    other time ........   3,851     160.2    5.56     3,425     146.2    5.70
  Foreign time ........     509      19.0    4.99       728      24.1    4.43
Total interest-bearing
      deposits ........  39,463   1,120.8    3.80    37,344   1,075.4    3.85
Federal funds
  purchased repurchase
  agreements ..........   4,597     178.7    5.20     3,161     117.5    4.97
Short-term
  borrowings ..........   6,754     288.0    5.70     5,092     209.6    5.50
Long-term debt ........  12,500     588.4    6.28    12,395     578.6    6.22

Total interest-bearing
      liabilities .....  63,314   2,175.9    4.59    57,992   1,981.1    4.56


Other liabilities .....   3,844                       3,839
Preferred stock .......     186                         188
Common stockholders'
   equity .............   6,991                       6,141
    Total liabilities
      and stockholders'
      equity .........  $91,918                     $81,797

  Net interest income
    (tax-equivalent
     basis) ..........          $3,299.0                    $3,013.0

  Yield spread .......                      4.72                        4.90

  Net interest
   margin ............                      5.61                        5.71

  Interest-bearing
    liabilities
    to earning
    assets ...........                     80.02                       81.84


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

PART II. OTHER INFORMATION

Item 5.  Other Information

Deadline for Stockholder Proposals Submitted Other Than Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934

Any proposal from a stockholder to be presented at the 1999 Annual Meeting of Stockholders of the corporation that is submitted outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934 and therefore will not be included in proxy materials to be sent to stockholders by the corporation, must be received by the Secretary of the corporation, at Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026, no earlier than February 26, 1999 and no later than March 28, 1999 in order to be considered timely received under the By-laws of the corporation.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following exhibits are filed or incorporated by reference in response to Item 601 of Regulation S-K.

     Exhibit
     No.                      Exhibit

     2. Agreement and Plan of Merger dated as of June 7, 1998 and amended and restated as of September 10, 1998 by and among Wells Fargo & Company, Norwest Corporation and WFC Holdings Corporation (incorporated by reference to Exhibit 2.1 of the corporation's Registration Statement on Form S-4 [No. 333-63247]).

     3(a).   Restated Certificate of Incorporation, as amended
             (incorporated by reference to Exhibit 3(b) to the corporation's Current Report on Form 8-K dated
             June 28, 1993, Exhibit 3 to the corporation's Current Report on Form 8-K dated July 3, 1995, Exhibit 3 to the corporation's Current Report on Form 8-K dated
             June 12, 1998, and Exhibits 3(b) and 3(c) filed herewith).

     3(b). Certificate of Amendment of Certificate of Incorporation filed on November 2, 1998 with the Delaware Secretary of State.

     3(c). Certificate of Amendment of Certificate of Incorporation filed on November 2, 1998 with the Delaware Secretary of State.

     3(d). Certificate of Designations of Powers, Preferences and Rights of the corporation's ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

     Exhibit
     No.                      Exhibit

     3(e). Certificate of Designations of Powers, Preferences and Rights of the corporation's Cumulative Tracking
             Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated January 9, 1995).

     3(f). Certificate of Designations of Powers, Preferences and Rights of the corporation's 1995 ESOP Cumulative
             Convertible Preferred Stock (incorporated by reference to
             Exhibit 4 to the corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

     3(g). Certificate of Designations with respect to the 1996 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated February 26, 1996).

     3(h). Certificate of Designations with respect to the 1997 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated April 14, 1997).

     3(i). Certificate of Designations with respect to the 1998 ESOP Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3 to the corporation's Current Report on Form 8-K dated April 20, 1998).

     3(j). Certificate of Designations for Adjustable Cumulative Preferred Stock, Series B.

     3(k). Certificate of Designations for Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H.

     3(l).   By-Laws, as amended through November 2, 1998.

     4(a).   See 3(a) through 3(l) of this Item.

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

     4(d). Amendment No. 1 to Rights Agreement, dated as of June 7, 1998, between the corporation and Citibank, N.A., as Rights Agent (incorporated by reference to Exhibit 4(b) to the corporation's Current Report on Form 8-K, dated June 7, 1998 and filed on June 18, 1998).

     4(e). Rights Agreement, dated as of October 21, 1998, between the corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the corporation's Form 8-A dated October 21, 1998).

     Exhibit
     No.                      Exhibit

     4(f). Copies of instruments with respect to long-term debt will be furnished to the Commission upon request.

     10(a). Long-Term Incentive Compensation Plan, as amended effective July 28, 1998.

     10(b).  Directors' Stock Deferral Plan, as amended effective July 1,
             1998.

     10(c).  Employees' Stock Deferral Plan, as amended effective July 1,
             1998.

     11.     Computation of Earnings Per Share.

     12(a).  Computation of Ratio of Earnings to Fixed Charges.

     12(b). Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

     27.     Financial Data Schedule (filed electronically).


Stockholders may obtain a copy of any Exhibit not contained herein, upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota 55479-1026.


(b)  Reports on Form 8-K.


     On July 22, 1998, the corporation filed a Current Report on Form 8-K, dated July 14, 1998, reporting consolidated operating results of the corporation for the quarter and six months ended June 30, 1998, and also placing on file a copy of abridged presentation materials concerning the proposed combination of the corporation with the former Wells Fargo that have been used in presentation to analysts.

     On August 5, 1998, the corporation filed a Current Report on Form 8-K, dated August 5, 1998, reporting consolidated pro forma combining financial information to reflect the corporation's pending combination with the former Wells Fargo.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLS FARGO & COMPANY



November 13, 1998                           By /s/ Richard M. Kovacevich
                                               President and
                                               Chief Executive Officer



                                            By /s/ Rodney L. Jacobs
                                               Vice Chairman and
                                               Chief Financial Officer
                                               (Principal Financial Officer)