Form 10-K405
period 1998-12-31
WELLS FARGO & CO/MN
filed 1999-03-17
CIK 72971

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                -------------------

                                     FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the year ended December 31, 1998            Commission File Number 001-2979

                            ---------------------------

                               WELLS FARGO & COMPANY
               (Exact name of registrant as specified in its charter)

          Delaware                                   No. 41-0449260
     (State of incorporation)                       (I.R.S. Employer
                                                   Identification No.)

              420 Montgomery Street, San Francisco, California  94163
                (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:  1-800-411-4932

                  Former name of registrant:  Norwest Corporation

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             Name of Each Exchange
          Title of Each Class                 on Which Registered
          -------------------                ----------------------

Common Stock, par value $1-2/3               New York Stock Exchange
                                             Chicago Stock Exchange
Preferred Share Purchase Rights              New York Stock Exchange
                                             Chicago Stock Exchange
6 3/4% Convertible Subordinated
Debentures Due 2003                          New York Stock Exchange

Adjustable Rate Cumulative Preferred
Stock, Series B                              New York Stock Exchange

     No securities are registered pursuant to Section 12(g) of the Act.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                    Yes   X    No
                                                          -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 26, 1999 (the latest practicable date), 1,653,100,884 shares of common stock were outstanding having an aggregate market value, based on a closing price of $36.75 per share, of $60,751 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $58,262 million.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Stockholders - Incorporated into Parts I,
  II and IV.
Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders -
  Incorporated into Part III.

                                             FORM 10-K CROSS-REFERENCE INDEX


                                                                        Page(s)
                                                            --------------------------------------------------
                                                            FORM        Annual                   Proxy
                                                            10-K        Report (1)               Statement
                                                            ----        ------                   ---------

                                       PART I

Item 1.   Business
            Description of Business                         2-8         34-96                    --
            Statistical Disclosure:
               Distribution of Assets, Liabilities and
                 Stockholders' Equity; Interest Rates
                 and Interest Differential                  9,11       38-41                    --
               Investment Portfolio                         --          44-45, 55-56, 63         --
               Loan Portfolio                               12-17       45-46, 56-57, 64-66      --
               Summary of Loan Loss Experience              18-22       47, 57, 65-66            --
               Deposits                                     --          40-41, 47, 68            --
               Return on Equity and Assets                  --          34-35                    --
               Short-Term Borrowings                        --          68                       --
               Derivative Financial Instruments             23-24       48, 58, 91-92            --
Item 2.   Properties                                        24-25       67                       --
Item 3.   Legal Proceedings                                 --          89                       --
Item 4.   Submission of Matters to a Vote of Security
            Holders (in fourth quarter 1998)                25          --                       --

                                       PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters                     --          50, 62                   --
Item 6.   Selected Financial Data                           --          36                       --
Item 7.   Management's Discussion and Analysis of Finan-
            cial Condition and Results of Operations        --          34-50                    --
Item 7A.  Quantitative and Qualitative Disclosures
            About Market Risk                               --          47-48                    --
Item 8.   Financial Statements and Supplementary Data       10,11       51-96                    --
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure (2)      --          --                       --

                                       PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                      26-28       --                       (3)
Item 11.  Executive Compensation                            --          --                       (3)
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                           --          --                       (3)
Item 13.  Certain Relationships and Related Transactions    --          --                       (3)

                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             29-35       51-96                    --

SIGNATURES                                                  36          --                       --
--------------------------------------------------------------------------------------------------------------


(1) The 1998 Annual Report to Stockholders, portions of which are incorporated by reference into this Form 10-K.
(2)  None.
(3) The information required to be submitted in response to this item is incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on April 27, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14(a).

DESCRIPTION OF BUSINESS

GENERAL

          Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered under the Bank Holding Company Act (BHC Act) of 1956, as amended. Based on assets as of December 31, 1998, it was the seventh largest bank holding company in the United States. As a diversified financial services organization, Wells Fargo & Company (Parent) owns subsidiaries engaged in banking and a variety of related businesses. Subsidiaries of the Parent provide retail, commercial and corporate banking services through banks located in Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Additional financial services are provided to customers by subsidiaries engaged in various businesses; principally wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment. Wells Fargo & Company together with its subsidiaries is referred to in this report as the Company. Its significant subsidiaries are Norwest Bank Minnesota, N.A. and its consolidated subsidiaries and WFC Holdings Corporation and its consolidated subsidiaries, including its principal subsidiary, Wells Fargo Bank, N.A.

          On November 2, 1998, Norwest Corporation changed its name to "Wells Fargo & Company" upon the merger (the Merger) of the former Wells Fargo & Company (the former Wells Fargo) into a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest. The Merger was accounted for as a pooling of interests and, accordingly, the information included in this Form 10-K presents the combined results as if the Merger had been in effect for all periods presented.

          The Parent provides to its subsidiaries various services, including strategic planning, asset and liability management, investment administration and portfolio planning, tax planning, new product and business development, advertising, administration and internal auditing, employee benefits and payroll management. In addition, the Parent provides funds to its subsidiaries. The Parent derives substantially all its income from investments in and advances to its subsidiaries and service fees received from its subsidiaries.

          The Company has four operating segments for the purpose of management reporting: Community Banking, Wholesale Banking, Mortgage Banking and Norwest Financial. Financial information and narrative descriptions of these operating segments are included in the 1998 Annual Report to Stockholders.

HISTORY AND GROWTH

          The former Norwest provided banking services to customers in 16 states and additional financial services through subsidiaries engaged in a variety of businesses including mortgage banking and consumer finance.

          The former Wells Fargo's principal subsidiary, Wells Fargo Bank, N.A., continues to be a significant subsidiary of the new Company. The bank was the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905, and was merged in 1960 with American Trust Company, another of the oldest banks in the Western United States, and became Wells Fargo Bank, N.A., a national banking association, in 1968.

          The former Wells Fargo acquired First Interstate Bancorp (First Interstate) in April 1996. First Interstate's assets had an approximate book value of $55 billion. The transaction was valued at approximately $11.3 billion and was accounted for as a purchase.

          The Company expands its business, in part, by acquiring banking institutions and other companies engaged in activities closely related to banking. The Company continues to explore opportunities to acquire banking institutions and other companies permitted by the Bank Holding Company Act. Discussions are continually being carried on related to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions. It is the policy of the Company not to comment on such discussions or possible acquisitions until a definitive agreement with respect thereto has been signed.

COMPETITION

          Legislative and regulatory changes coupled with technological advances have significantly increased competition in the financial services industry.
The Company's banking and financial services subsidiaries compete with other financial services providers, such as commercial banks and financial institutions, including savings and loan associations, credit unions, finance companies, mortgage banking companies and mutual funds. In addition, the Company's subsidiaries compete with nonbank institutions such as brokerage houses and insurance companies, as well as financial services subsidiaries of commercial and manufacturing companies. Many of these competitors are not subject to the same regulatory restrictions as banks and bank holding companies.

REGULATION AND SUPERVISION

          The following discussion, together with Notes 3 and 22 to Financial Statements, incorporated by reference herein, sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. This regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its subsidiaries could have a material effect on the business of the Company.

          This regulatory environment, among other things, may restrict the Company's ability to diversify into certain areas of financial services, acquire depository institutions in certain states, and pay dividends on the Company's capital stock. It may also require the Company to provide financial support to one or more of its banking subsidiaries, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

GENERAL

          PARENT BANK HOLDING COMPANY. As a bank holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Federal Reserve Board (FRB).

          SUBSIDIARY BANKS. The Company's national subsidiary banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation
(FDIC) and the FRB. The Company's state-chartered banks are subject to primary federal regulation and examination by the FDIC or the FRB and, in addition, are regulated and examined by their respective state banking departments.

          NONBANKING SUBSIDIARIES. Many of the Company's nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. The Company's brokerage subsidiaries are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. and state securities regulators. The Company's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbanking subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

PARENT BANK HOLDING COMPANY ACTIVITIES

          BANKING-RELATED REQUIREMENT. Under the BHC Act, bank holding companies generally may not acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the FRB's prior approval. Also, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.

          INTERSTATE BANKING. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), which became effective on September 29, 1995, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state).

          The Riegle-Neal Act also authorizes banks to merge across state lines beginning June 1, 1997, thereby creating interstate branches. States may opt out of the Riegle-Neal Act and thereby prohibit interstate mergers in the state. The Company will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. The state of Montana has opted out until at least the year 2001.

          REGULATORY APPROVAL. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977, as amended.

DIVIDEND RESTRICTIONS

          Wells Fargo & Company is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Company's subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Company's subsidiary banks, see Note 3 to Financial Statements, incorporated by reference herein.

          Federal bank regulatory agencies have the authority to prohibit the Company's subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Company's subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

HOLDING COMPANY STRUCTURE

          TRANSFER OF FUNDS FROM SUBSIDIARY BANKS. The Company's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbanking subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

          SOURCE OF STRENGTH DOCTRINE. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

          DEPOSITOR PREFERENCE. The Federal Deposit Insurance Act (the FDI Act) provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the institution's parent holding company.

          LIABILITY OF COMMONLY CONTROLLED INSTITUTIONS. Under the FDI Act, an insured depository institution is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (a) the default of a commonly controlled insured depository institution or (b) any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

CAPITAL REQUIREMENTS

     The Company is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their respective jurisdictions. For information about these capital requirements and guidelines, see Note 22 to Financial Statements, incorporated by reference herein.
          The FRB's capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the FRB will consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital (excluding intangibles) to total assets (excluding intangibles).

          The FRB, the FDIC and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

          As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

          The FDI Act requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

FDIC INSURANCE

          Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiaries up to prescribed per depositor limits. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

          The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

          All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.2 cents per $100 of BIF-assessable deposits in 1998, and will continue to pay as assessed until the earlier of December 31, 1999 or the date the last savings and loan association ceases to exist.

FISCAL AND MONETARY POLICIES

          The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the FRB have a material effect on the earnings of the Company.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

          The following table allocates the changes in net interest income on a taxable-equivalent basis to changes in either average balances or average rates for both interest-earning assets and interest-bearing liabilities. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to precisely allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated to these categories in proportion to the percentage changes in average volume and average rate.


------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year ended December 31,
                                                                --------------------------------------------------------
                                                                            1998 OVER 1997                1997 over 1996
                                                                --------------------------    --------------------------
(in millions)                                                   VOLUME      RATE     TOTAL    Volume      Rate     Total
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:

  Federal funds sold and securities
    purchased under resale agreements                            $  29     $   2     $  31      $(25)     $ (1)     $(26)
  Securities available for sale:
    Securities of U.S. Treasury and federal agencies               (13)      (12)      (25)       83         8        91
    Securities of U.S. states and political subdivisions            12        --        12        37        (4)       33
    Mortgage-backed securities:
      Federal agencies                                            (199)      (17)     (216)      (30)       23        (7)
      Private collateralized mortgage obligations                  (14)       (2)      (16)       11         8        19
    Other securities                                                29         7        36        (7)       (3)      (10)
  Loans held for sale                                               75       (16)       59        25       (41)      (16)
  Mortgages held for sale                                          433       (25)      408       (11)      (28)      (39)
  Loans:
    Commercial                                                     299       (76)      223       220         8       228
    Real estate 1-4 family first mortgage                         (154)       28      (126)       25        15        40
    Other real estate mortgage                                       5       (34)      (29)       55        59       114
    Real estate construction                                        29       (18)       11        36       (10)       26
    Consumer:
      Real estate 1-4 family junior lien mortgage                   (1)      (45)      (46)       80        25       105
      Credit card                                                  (96)       28       (68)       23       (34)      (11)
      Other revolving credit and monthly payment                   (56)       60         4        55        28        83
    Lease financing                                                109        (7)      102        79         8        87
    Foreign                                                         58         7        65        19        (2)       17
  Other                                                             33        (1)       32        33         7        40
                                                                 -----     -----     -----     -----     -----     -----
    Total increase (decrease) in interest income                   578      (121)      457       708        66       774
                                                                 -----     -----     -----     -----     -----     -----

Increase (decrease) in interest expense:

  Deposits:
    Interest-bearing checking                                      (12)      (11)      (23)      (59)       16       (43)
    Market rate and other savings                                   43        10        53       161       (46)      115
    Savings certificates                                           (44)      (14)      (58)       89        27       116
    Other time deposits                                             19        (6)       13        26        (4)       22
    Deposits in foreign offices                                    (23)       --       (23)       27         1        28
  Short-term borrowings                                            167        --       167        35        13        48
  Long-term debt                                                    18       (14)        4       (72)       25       (47)
  Guaranteed preferred beneficial interests
    in Company's subordinated debentures                           (23)        3       (20)       95        --        95
                                                                 -----     -----     -----     -----     -----     -----
    Total increase (decrease) in interest expense                  145       (32)      113       302        32       334
                                                                 -----     -----     -----     -----     -----     -----

Increase (decrease) in net interest income
  on a taxable-equivalent basis                                  $ 433     $ (89)    $ 344      $406      $ 34      $440
                                                                 -----     -----     -----     -----     -----     -----
                                                                 -----     -----     -----     -----     -----     -----

------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY FINANCIAL DATA - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following condensed, consolidated statement of income presents the Company's results of operations for the eight quarters ended December 31, 1998. This information should be read in conjunction with the Financial Review and the Financial Statements contained in the 1998 Annual Report to Stockholders.

------------------------------------------------------------------------------------------------------
                                                                                                  1998
                                                                                         QUARTER ENDED
                                                 -----------------------------------------------------
(in millions, except per share amounts)          DEC. 31      SEPT. 30(1)     JUNE 30(1)     MAR. 31(1)
------------------------------------------------------------------------------------------------------
INTEREST INCOME                                 $  3,598         $ 3,528        $ 3,490        $ 3,439
INTEREST EXPENSE                                   1,297           1,265          1,258          1,245
                                                --------        --------       --------       --------

NET INTEREST INCOME                                2,301           2,263          2,232          2,194

Provision for loan losses                            624             307            309            305
                                                --------        --------       --------       --------
Net interest income after
  provision for loan losses                        1,677           1,956          1,923          1,889
                                                --------        --------       --------       --------

NONINTEREST INCOME
Service charges on deposit accounts                  364             356            332            305
Trust and investment fees and commissions            274             267            269            259
Credit card fee revenue                              136             136            128            121
Other fees and commissions                           252             241            232            221
Mortgage banking                                     252             275            303            276
Insurance                                             70              73            111             95
Net venture capital gains (losses)                    (4)              4             53             59
Net gains on securities
  available for sale                                   8              76             66             19
Other                                                205             193            221            178
                                                --------        --------       --------       --------
    Total noninterest income                       1,557           1,621          1,715          1,533
                                                --------        --------       --------       --------

NONINTEREST EXPENSE
Salaries and benefits                              1,292           1,061          1,055          1,007
Equipment                                            328             192            196            184
Net occupancy                                        200             188            187            189
Goodwill                                             104             108            104            104
Core deposit intangible                               60              58             61             63
Net losses on dispositions of premises
  and equipment                                      270               7             41              7
Operating losses                                      46              35             33             39
Other                                              1,182             698            775            703
                                                --------        --------       --------       --------
    Total noninterest expense                      3,482           2,347          2,452          2,296
                                                --------        --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                                 (248)          1,230          1,186          1,126
Income tax expense (benefit)                         (54)            488            467            442
                                                --------        --------       --------       --------

NET INCOME (LOSS)                               $   (194)        $   742        $   719        $   684
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                  $   (203)        $   733        $   710        $   676
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------

EARNINGS (LOSS) PER COMMON SHARE                $   (.12)        $   .45        $   .44        $   .42
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------
DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                              $   (.12)        $   .45        $   .43        $   .41
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------

DIVIDENDS DECLARED PER
  COMMON SHARE                                  $   .185        $   .185       $   .165       $   .165
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------
Average common shares outstanding                1,642.4         1,617.3        1,610.3        1,615.7
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------
Diluted average common
  shares outstanding                             1,642.4         1,640.7        1,632.2        1,639.1
                                                --------        --------       --------       --------
                                                --------        --------       --------       --------



                                                                                                 1997
                                                                                        Quarter ended
                                               ------------------------------------------------------
(in millions, except per share amounts)        Dec. 31(1)    Sept. 30(1)     June 30(1)     Mar. 31(1)
-----------------------------------------------------------------------------------------------------
INTEREST INCOME                                 $  3,445       $  3,400       $  3,377       $  3,380
INTEREST EXPENSE                                   1,263          1,251          1,230          1,210
                                                --------       --------       --------       --------

NET INTEREST INCOME                                2,182          2,149          2,147          2,170

Provision for loan losses                            343            320            263            214
                                                --------       --------       --------       --------
Net interest income after
  provision for loan losses                        1,839          1,829          1,884          1,956
                                                --------       --------       --------       --------

NONINTEREST INCOME
Service charges on deposit accounts                  315            311            308            310
Trust and investment fees and commissions            244            247            235            228
Credit card fee revenue                              126            119            107             96
Other fees and commissions                           213            214            206            193
Mortgage banking                                     258            254            188            226
Insurance                                             72             74            100             90
Net venture capital gains (losses)                    26             53             93             19
Net gains on securities
  available for sale                                  50             22             22              5
Other                                                175            133            169            173
                                                --------       --------       --------       --------
    Total noninterest income                       1,479          1,427          1,428          1,340
                                                --------       --------       --------       --------

NONINTEREST EXPENSE
Salaries and benefits                                979            958            933            940
Equipment                                            195            181            187            176
Net occupancy                                        181            179            176            183
Goodwill                                             112            103            113            105
Core deposit intangible                               67             68             71             67
Net losses on dispositions of premises
  and equipment                                       19             11              7             39
Operating losses                                      72             62            190             50
Other                                                633            634            686            612
                                                --------       --------       --------       --------
    Total noninterest expense                      2,258          2,196          2,363          2,172
                                                --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAX
  EXPENSE (BENEFIT)                                1,060          1,060            949          1,124
Income tax expense (benefit)                         410            430            392            462
                                                --------       --------       --------       --------

NET INCOME (LOSS)                               $    650       $    630       $    557       $    662
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                                  $    640       $    619       $    546       $    650
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------

EARNINGS (LOSS) PER COMMON SHARE                $    .40       $    .38       $    .33       $    .39
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------
DILUTED EARNINGS (LOSS)
  PER COMMON SHARE                              $    .39       $    .38       $    .33       $    .39
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------

DIVIDENDS DECLARED PER
  COMMON SHARE                                  $   .165       $    .15       $    .15       $    .15
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------

Average common shares outstanding                1,621.1        1,623.6        1,639.1        1,654.8
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------
Diluted average common
  shares outstanding                             1,641.9        1,646.4        1,663.1        1,679.7
                                                --------       --------       --------       --------
                                                --------       --------       --------       --------

-----------------------------------------------------------------------------------------------------


(1)Amounts have been restated to reflect the pooling-of-interests accounting treatment of the Merger. The restated amounts include adjustments to conform the accounting policies of the former Norwest and the former Wells Fargo. In noninterest expense, salaries and benefits decreased by $2 million in each of the quarters that preceded the fourth quarter of 1998 to conform the accounting treatment for the postretirement transition obligation identified with the implementation of FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. Additionally, equipment expense increased $2 million for the quarter ended June 30, 1998 and $6 million, $4 million, $6 million and $2 million for the quarters ended December 31, 1997, September 30, 1997, June 30, 1997 and March 31, 1997, respectively.


AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)--QUARTERLY (1)(2)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Quarter ended December 31,
                                                         ------------------------------------------------------------------------
                                                                                      1998                                   1997
                                                         -----------------------------------    ---------------------------------
                                                                                  INTEREST                               Interest
                                                         AVERAGE       YIELDS/      INCOME/     Average       Yields/      income/
(in millions)                                            BALANCE        RATES      EXPENSE      balance        rates      expense
---------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                $ 2,011         5.25%        $ 27        $ 909         5.42%        $ 12
Securities available for sale (3):
  Securities of U.S. Treasury and federal agencies         3,722         5.82           54        3,906         6.13           60
  Securities of U.S. states and political subdivisions     1,539         8.41           31        1,513         8.38           31
Mortgage-backed securities:
  Federal agencies                                        20,283         6.85          341       18,874         7.15          331
  Private collateralized mortgage obligations              3,433         6.66           57        2,706         6.82           46
                                                        --------                    ------     --------                    ------
    Total mortgage-backed securities                      23,716         6.82          398       21,580         7.11          377
Other securities                                           2,738         5.86           43        1,331         4.80           17
                                                        --------                    ------     --------                    ------
    Total securities available for sale                   31,715         6.71          526       28,330         6.92          485
Loans held for sale (3)                                    5,099         7.63           97        4,078         8.08           82
Mortgages held for sale (3)                               16,995         6.82          290        8,281         7.21          149
Loans:
  Commercial                                              34,631         8.62          751       30,640         9.14          705
  Real estate 1-4 family first mortgage                   12,941         8.92          289       15,102         8.86          340
  Other real estate mortgage                              16,305         8.89          365       16,204         9.36          382
  Real estate construction                                 3,779         9.12           87        3,366         9.64           82
  Consumer:
    Real estate 1-4 family junior lien mortgage           10,125         8.73          224        9,990         9.56          227
    Credit card                                            5,644        14.67          207        6,542        14.66          240
    Other revolving credit and monthly payment            16,284        12.69          518       17,414        12.76          557
                                                        --------                    ------     --------                    ------
      Total consumer                                      32,053        12.33          949       33,946        12.54        1,024
  Lease financing                                          6,177         8.02          124        4,782         8.43          101
  Foreign                                                  1,438        21.18           76        1,015        20.94           53
                                                        --------                    ------     --------                    ------
        Total loans (4)                                  107,324         9.80        2,641      105,055        10.19        2,687
Other                                                      2,353         5.27           31        2,666         6.18           41
                                                        --------                    ------     --------                    ------
           Total earning assets                         $165,497         8.72        3,612     $149,319         9.25        3,456
                                                        --------                    ------     --------                    ------
                                                        --------                               --------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                              $ 2,181         0.94            5      $ 2,172         2.02           11
  Market rate and other savings                           54,653         2.49          343       50,991         2.61          336
  Savings certificates                                    27,673         5.11          357       28,351         5.34          381
  Other time deposits                                      3,911         5.39           53        3,955         5.66           56
  Deposits in foreign offices                              1,130         4.69           13          866         4.50           10
                                                        --------                    ------     --------                    ------
      Total interest-bearing deposits                     89,548         3.42          771       86,335         3.65          794
Short-term borrowings                                     17,075         5.09          219       11,757         5.47          162
Long-term debt                                            19,143         6.09          292       17,465         6.41          280
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                   774         7.65           15        1,298         7.81           25
                                                        --------                    ------     --------                    ------
           Total interest-bearing liabilities            126,540         4.07        1,297      116,855         4.29        1,261
Portion of noninterest-bearing funding sources            38,957           --           --       32,464           --           --
                                                        --------                    ------     --------                    ------
           Total funding sources                        $165,497         3.12        1,297     $149,319         3.37        1,261
                                                        --------                    ------     --------                    ------
                                                        --------                               --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                         5.60%      $2,315                      5.88%      $2,195
                                                                        -----       ------                     -----       ------
                                                                        -----       ------                     -----       ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                 $ 11,086                               $ 10,852
Goodwill                                                   7,709                                  8,123
Other                                                     13,480                                 12,949
                                                        --------                               --------
           Total noninterest-earning assets             $ 32,275                               $ 31,924
                                                        --------                               --------
                                                        --------                               --------


NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                $ 43,303                               $ 38,127
Other liabilities                                          7,197                                  6,440
Preferred stockholders' equity                               463                                    463
Common stockholders' equity                               20,269                                 19,358
Noninterest-bearing funding sources used to
   fund earning assets                                   (38,957)                               (32,464)
                                                        --------                               --------
             Net noninterest-bearing funding sources    $ 32,275                               $ 31,924
                                                        --------                               --------
                                                        --------                               --------

TOTAL ASSETS                                            $197,772                               $181,243
                                                        --------                               --------
                                                        --------                               --------
---------------------------------------------------------------------------------------------------------------------------------


(1) The average prime rate of the Company was 7.92% and 8.50% for the quarters ended December 31, 1998 and 1997, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.28% and 5.84% for the same quarters, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)  Yields are based on amortized cost balances.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

LOAN PORTFOLIO

       The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1998 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1998, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.

------------------------------------------------------------------------------------------------------------------
                                                                                                 DECEMBER 31, 1998
                                    ------------------------------------------------------------------------------
                                                           OVER ONE YEAR
                                                      THROUGH FIVE YEARS             OVER FIVE YEARS
                                                      ------------------             ---------------
                                                                FLOATING                    FLOATING
                                                                      OR                          OR
                                    ONE YEAR         FIXED    ADJUSTABLE         FIXED    ADJUSTABLE
(in millions)                        OR LESS          RATE          RATE          RATE          RATE         TOTAL
------------------------------------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                         $20,037        $3,072       $10,124        $  352        $1,865      $ 35,450
  Real estate 1-4 family first
    mortgage                           2,848           747           418         3,889         3,727        11,629
  Other real estate mortgage           2,905         2,585         4,019         3,926         3,233        16,668
  Real estate construction             2,165           193         1,124           145           163         3,790
  Foreign                                695           752            98            45            19         1,609
                                     -------        ------       -------        ------        ------      --------

      Total selected loan
        maturities                   $28,650        $7,349       $15,783        $8,357        $9,007        69,146
                                     -------        ------       -------        ------        ------      --------
                                     -------        ------       -------        ------        ------

Other loan categories:
  Consumer:
    Real estate 1-4 family
      junior lien mortgage                                                                                  10,996
    Credit card                                                                                              5,795
    Other revolving credit and
      monthly payment                                                                                       15,677
                                                                                                          --------
        Total consumer                                                                                      32,468

  Lease financing                                                                                            6,380
                                                                                                          --------

        Total loans                                                                                       $107,994
                                                                                                          --------
                                                                                                          --------


---------------------------------------------------------------------------------------
                                                                            December 31,
                                     --------------------------------------------------
(in millions)                            1997          1996          1995          1994
---------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                         $ 32,061      $ 30,794       $20,127       $16,550
  Real estate 1-4 family first
    mortgage                           14,165        16,051         8,799        14,335
  Other real estate mortgage           16,326        16,419        11,857        10,616
  Real estate construction              3,326         3,247         2,108         1,581
  Foreign                               1,155         1,132           932           643
                                     --------      --------       -------       -------

      Total selected loan
        maturities                     67,033        67,643        43,823        43,725
                                     --------      --------       -------       -------
Other loan categories:
  Consumer:
    Real estate 1-4 family
      junior lien mortgage             10,618        10,357         6,970         6,433
    Credit card                         6,671         7,028         5,667         5,636
    Other revolving credit and
      monthly payment                  17,021        16,916        11,715         8,686
                                     --------      --------       -------       -------
        Total consumer                 34,310        34,301        24,352        20,755

  Lease financing                       4,968         3,816         2,605         2,095
                                     --------      --------       -------       -------


        Total loans                  $106,311      $105,760       $70,780       $66,575
                                     --------      --------       -------       -------
                                     --------      --------       -------       -------
---------------------------------------------------------------------------------------



       The table at the top of the following page summarizes other real estate loans by state and property type. The table at the bottom of the following page summarizes real estate construction loans by state and project type.

REAL ESTATE MORTGAGE LOANS BY STATE AND TYPE
(excluding 1-4 family first mortgages)

-----------------------------------------------------------------------------------------------------------------------


                            -------------------------------------------------------------------------------------------
                                     California                   Texas               Minnesota                  Nevada
                            -------------------       -----------------       -----------------       -----------------
                              Total        Non-       Total        Non-       Total        Non-       Total        Non-
(in millions)                 loans     accrual       loans     accrual       loans     accrual       loans     accrual
-----------------------------------------------------------------------------------------------------------------------
Office buildings            $ 2,032        $ 19       $ 218        $ --        $ 76        $ --       $ 117        $ --
Retail buildings              1,191          35         229           3         220           1          64          --
Industrial                    1,564           8         246           2         269           1         102          --
Hotels/motels                   278           2         251           2          49          --         408           9
Apartments                      620           7         123          --         102          --         108          --
Institutional                   654           9          67           3          --          --          33          --
Agricultural                    274           8          50           1          64           2          --          --
Land                            184           1          87          --          27          --          13          --
1-4 family structures (1)         3          --          66          --          43          --           1          --
Other                           123           1         137           3          90           1          52          --
                            -------        ----     -------        ----       -----         ---       -----        ----

  Total by state            $ 6,923        $ 90     $ 1,474        $ 14       $ 940         $ 5       $ 898         $ 9
                            -------        ----     -------        ----       -----         ---       -----        ----
                            -------        ----     -------        ----       -----         ---       -----        ----

  % of total loans               41%                      9%                      6%                      5%
                            -------                 -------                   -----                   -----
                            -------                 -------                   -----                   -----

  Nonaccruals as a %
    of total by state                         1%                      1%                      1%                      1%
                                           ----                    ----                     ---                    ----
                                           ----                    ----                     ---                    ----
-----------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------
                                                                              December 31, 1998
-----------------------------------------------------------------------------------------------
                                                      Other                                Non-
                                                 states (2)              All states    accruals
                                       -------------------     --------------------      as a %
                                          Total        Non-       Total        Non-    of total
(in millions)                             loans     accrual       loans     accrual     by type
-----------------------------------------------------------------------------------------------
Office buildings                        $ 1,162         $ 3     $ 3,605        $ 22           1%
Retail buildings                          1,675          46       3,379          85           3
Industrial                                  773           3       2,954          14          --
Hotels/motels                               700          15       1,686          28           2
Apartments                                  567           3       1,520          10           1
Institutional                               354           4       1,108          16           1
Agricultural                                510           7         898          18           2
Land                                        180          --         491           1          --
1-4 family structures (1)                   155           1         268           1          --
Other                                       357           3         759           8           1
                                        -------        ----    --------       -----

  Total by state                        $ 6,433        $ 85    $ 16,668       $ 203           1%
                                        -------        ----    --------       -----          --
                                        -------        ----    --------       -----          --

  % of total loans                           39%                    100%
                                        -------                --------
                                        -------                --------

  Nonaccruals as a %
    of total by state                                     1%
                                                       ----
                                                       ----

-----------------------------------------------------------------------------------------------------------

(1) Represents loans to real estate developers secured by 1-4 family residential developments.
(2) Consists of 36 states; no state had loans in excess of $813 million at December 31, 1998.

REAL ESTATE CONSTRUCTION LOANS BY STATE AND TYPE


-----------------------------------------------------------------------------------------------------------
                               California               Arizona                 Texas              Colorado
                         ----------------      ----------------      ----------------      ----------------
                         Total       Non-      Total       Non-      Total       Non-      Total       Non-
(in millions)            loans    accrual      loans    accrual      loans    accrual      loans    accrual
-----------------------------------------------------------------------------------------------------------
Retail buildings        $  116        $ 1       $ 77       $ --       $ 27        $--       $ 19       $ --
1-4 family:
  Land                     151         --          1         --          6         --         17         --
  Structures               160          3        102          1        117          1         99          1
Land (excluding
  1-4 family)              139         --         37         --         35          2         17         --
Apartments                 134          4         83         --         49         --         37         --
Office buildings           140         --         40         --         30         --         27         --
Industrial                 152          2         27         --         16         --         40         --
Hotels/motels               53         --          8         --          7         --         19         --
Institutional               51         --         10         --         31         --         20         --
Agricultural                 4         --          2         --          1         --         --         --
Other                      123         --         11         --         12          1         13         --
                        ------        ---       ----         --       ----         --       ----         --

  Total by state        $1,223        $10       $398         $1       $331         $4       $308         $1
                        ------        ---       ----         --       ----         --       ----         --
                        ------        ---       ----         --       ----         --       ----         --

  % of total loans          32%                   11%                    9%                    8%
                        ------                  ----                  ----                  ----
                        ------                  ----                  ----                  ----

  Nonaccruals as a %
    of total by state                   1%                   --%                    1%                   --%
                                      ---                    --                    --                    --
                                      ---                    --                    --                    --
-----------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------
                                                          December 31, 1998
                         --------------------------------------------------
                                    Other                              Non-
                                states(1)            All states    accruals
                         ----------------      ----------------       as a%
                         Total       Non-      Total       Non-    of total
(in millions)            loans    accrual      loans    accrual     by type
---------------------------------------------------------------------------
Retail buildings         $ 180       $ --      $ 419        $ 1         --%
1-4 family:
  Land                      73         --        248         --         --
  Structures               260          1        738          7          1
Land (excluding
  1-4 family)              253         --        481          2         --
Apartments                 105         --        408          4          1
Office buildings           141         --        378         --         --
Industrial                  90         --        325          2          1
Hotels/motels              116         --        203         --         --
Institutional               63         --        175         --         --
Agricultural                 5         --         12         --         --
Other                      244         --        403          1         --
                        ------         --     ------        ---

  Total by state        $1,530         $1     $3,790        $17         --%
                        ------         --     ------        ---         --
                        ------         --     ------        ---         --

  % of total loans           40%                 100%
                        -------               ------
                        -------               ------

   Nonaccruals as a %
     of total by state                 --%
                                       --
                                       --
---------------------------------------------------------------------------

(1) Consists of 30 states; no state had loans in excess of $282 million at ` December 31, 1998.

UNDERWRITING POLICIES AND PRACTICES

         It is the policy of the Company to grant credit in accordance with the principles of sound risk management and the Company's business strategy. The Company obtains and analyzes sufficient information to determine that the purpose of a credit extension is lawful and productive and that the borrower is able to repay as scheduled. Credit is structured in a manner consistent with such supporting analysis and is monitored to detect changes in quality. The Company's credit policies establish the fundamental credit principles which guide the Company in granting loans, leases, lines of credit, standby and commercial letters of credit, acceptances and commitments ("direct credit") to customers on an unsecured, partially secured or fully secured basis. The credit product line for both businesses and individuals includes standardized products as well as customized, individual accommodations. In addition, the Company provides products and services which could become direct credit exposure unless such products are offered on a "cash only" basis. These include: automated clearing house services, controlled disbursement, wire services, foreign exchange services, interest rate protection products, Federal fund lines to banks, cash letters and deposit accounts which create exposure by allowing use of funds advanced/uncollected funds ("operating credit"). Standardized documentation and underwriting and a study of the requirements of the secondary market are an explicit consideration in credit product development.

         The Company requires some degree of background check into character and credit history of all its credit customers. Extensions of credit must be supported by current financial information on the borrower (and guarantor) which is appropriate to the size and type of credit being offered; such information can denote any material which serves to inform the Company about the financial health of its credit customers. An accompanying credit analysis includes, at a minimum, an evaluation of the customer's financial strength and probability of repayment, with due consideration given to the negative factors which may affect the borrower's ability to meet repayment schedules. Collateral is valued in accordance with Company appraisal standards and, where applicable, appraisal regulations issued under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other applicable law. For commercial real estate transactions, the recommending officer reviews and evaluates the key assumptions supporting the appraised value.

         In addition to a broad range of laws and regulations and the Company's credit policies, the Company has established minimum underwriting standards which delineate criteria for sources of repayment, financial strength and enhancements such as guarantees. The primary source of repayment will be recurring cash flow of the borrower or cash flow from the real estate project being financed. Underwriting standards include: minimum financial condition and cash flow hurdles for unsecured credit; maximum loan to collateral value ratios for secured products; minimum cash flow coverage of debt service, or debt to income ratios, for term products; minimum liquidity and maximum financial leverage requirements when lending to highly leveraged borrowers; and, for certain products, a description of any credit scoring criteria and methodology employed. Prudent credit practice will permit credit extensions which are an exception to the minimum underwriting standards; procedures for approval of exceptions are included in Company policy; and certain exceptions are reported to the Board of Directors.

         Generally, the Company's minimum underwriting standards for commercial real estate include various maximum loan-to-value ("LTV") ratios ranging from 50% to 80%, depending on the type of collateral and the size and purpose of the loan; minimum debt service (stabilized net income divided by debt service cost) ranging from 1.10 to 1.30 depending on the type of property financed; and maximum terms ranging from 2 to 15 years for certain commercial property loans depending on the same loan/collateral characteristics. For example, a typical owner-occupied commercial real estate loan would most often have a maximum LTV of 80%, debt service coverage of
1.25 and a term of 4 to 15 years. For community reinvestment projects, the Company applies special underwriting criteria to its financing of construction of affordable multi-family housing built by non-profit as well as for-profit developers.

         The Company has devoted a limited portion of its commercial real estate portfolio to higher-risk loans, for which a commensurate return is expected. Such transactions include purchases of performing or distressed real estate loans at a discount, acquisition of rated and unrated tranches of commercial mortgage obligations, senior loan originations, mezzanine financing and origination of single assets for securitization. Many of the higher-yielding transactions may contain non-recourse provisions. In general, this business is more "opportunistic" in nature, as opposed to representing a highly defined lending program. As such, higher LTVs (up to 90% or 95%) will be underwritten on occasion, particularly in the case of junior and senior participating debt.

         Generally, commercial loan categories include unsecured loans and lines of credit with minimum debt service coverage (earnings before interest, taxes, depreciation and amortization divided by debt service cost) dependent on the specific credit analysis. Common forms of collateral pledged to secure commercial credit accommodations include accounts receivable, inventories, equipment, agricultural crops or livestock, marketable securities and cash or cash equivalent. In addition to the minimum debt service requirements, most transactions have maximum terms of 1 to 8 years and/or LTVs in the range of 65% to 85%, based on an analysis of the collateral pledged. Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit, foreign exchange services and collection services, generally uses the same underwriting guidelines as the Company has established for its commercial lending functions.

         The Company also allocates a relatively small percentage of its commercial loan portfolio to the origination of asset-based loans secured by "hard assets" (accounts receivable, inventory, equipment and/or real estate). In contrast to traditional commercial lending, asset-based borrowers generally do not have the ability to repay their debts through cash flow; therefore, such loans are fully secured and tailored to the growth and turnover of the borrower's self-liquidating asset base. Maximum LTVs are generally in the range of 65% to 85%, with specialized collateral monitoring and control procedures in place to mitigate risk exposure.

         The Company has devoted a focused product group to providing a full range of credit products to small businesses with annual sales of up to $10 million and in which the owner of the business is also the principal financial decision maker. Credit products include lines of credit, receivables and inventory financing, equipment loans and leases and real estate financing. In addition, the group employs a variety of government sponsored credit programs designed to meet the credit needs of small businesses who fit "near bankable" business profiles. The group utilizes automated credit decision methods, including credit scoring and rule-based
criteria, to approve or decline requests for credit.   In some cases, more
traditional analysis is employed. An evaluation of the soundness and desirability of collateral, if any, is also required before an extension of credit will be made. Loan-to-value, debt service coverage and maximum loan term underwriting guidelines employed are, in general, similar to those described earlier for commercial and commercial real estate loan products.

         The Company is an active participant in the national transportation finance market, underwriting primarily consumer auto leases and indirect auto loans (sales finance contracts). Direct loans and marine and recreational vehicle loans are also offered as accommodation products for our retail customers and a select group of dealers. Most applicants for these credit products are assigned a credit score which is indicative of their relative probability of repayment. The credit scoring models are validated as to their predictive power on a periodic basis. The lending group includes in its credit decision making criteria other judgmental factors, such as advance rate and debt to income ratio, which are used to augment this credit score. However, all credit decisions made contrary to an established cut-off score must be supported and documented by a credit officer with the appropriate approval authority.

         The Company's principal target market for offering consumer credit cards and consumer loans and lines of credit is its franchise states in the U.S. as well as customers from its national businesses. Some accounts from previous national campaigns and portfolio acquisitions also remain in the portfolio. The credit review process includes initial screens to ensure that applicants meet minimum age and income level requirements for the product requested. Fraud screens are also completed and credit bureau reports are used to calculate the debt-to-income ratios and credit scores on which an evaluation of creditworthiness is based. Analyst review may be used to supplement the recommendations of the credit score. Applicants with major derogatory bureau information, minimal credit references, or high debt-to-income ratios may be considered for declines in spite of passing the credit score, while other favorable factors may be considered in approving applicants failing the credit score. Income, employment and/or collateral verification may be required for certain products and loan amounts.

         The Company offers a variety of first mortgage loan products to customers. The loan products are underwritten and packaged for sale in the secondary mortgage markets. A limited number of these loans are purchased by the Company, typically for community lending purposes or other client accommodations. The Company also provides second mortgage loans and lines of credit secured by first and second deeds of trust directly to its customers. The Company relies on cash flow as the primary source of repayment for these equity products. The nature of the credit review that is conducted depends on the product, but typically consists of an evaluation of the applicant's debt ratios and credit history, either judgmentally or using a credit score, along with a review of the collateral. Maximum combined LTVs will range from 50% to 100% depending on the nature, amount and term of the loan.

         The Company operates a diversified consumer finance company, which conducts consumer finance and auto finance business. The finance company also issues credit cards and has a relatively small portfolio of accounts receivable, lease and other commercial financing. The majority of its loans are secured by liens on household goods, automobiles, other personal property or real estate. The consumer finance operation makes direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States, and in Canada, the Caribbean and Latin America. The auto finance business specializes in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. In order to make a careful selection of credit risks, the company reviews credit information concerning each applicant to determine income, living expenses, payment obligations, indebtedness, paying habits and length and stability of employment. The information is obtained from the applicants, the applicants' employers, creditors of the applicants and credit reporting agencies; however, credit scoring is not used as an automated credit decision tool.

         The above underwriting practices are general standards that are subject to change; the actual terms and conditions of a specific credit transaction are dependent on an analysis of the specific transaction.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


----------------------------------------------------------------------------------------------------------------------------
(in millions)                                               1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                               $ 3,062        $ 3,059        $ 2,711         $2,872         $2,911

Allowances related to assets acquired, net                   144            168            870            119             29

Provision for loan losses                                  1,545          1,140            500            312            365

Loan charge-offs:
   Commercial                                               (261)          (357)          (200)           (99)           (90)
   Real estate 1-4 family first mortgage                     (26)           (26)           (24)           (20)           (23)
   Other real estate mortgage                                (54)           (26)           (50)           (59)           (96)
   Real estate construction                                   (3)            (5)           (14)           (10)           (22)
   Consumer:
      Real estate 1-4 family junior lien mortgage            (31)           (37)           (38)           (23)           (33)
      Credit card                                           (535)          (579)          (487)          (330)          (211)
      Other revolving credit and monthly payment          (1,002)          (618)          (488)          (255)          (167)
                                                        --------       --------       --------         ------         ------
         Total consumer                                   (1,568)        (1,234)        (1,013)          (608)          (411)
   Lease financing                                           (48)           (46)           (35)           (18)           (16)
   Foreign                                                   (84)           (37)           (35)           (29)           (26)
                                                        --------       --------       --------         ------         ------
           Total loan charge-offs                         (2,044)        (1,731)        (1,371)          (843)          (684)
                                                        --------       --------       --------         ------         ------

Loan recoveries:
   Commercial                                                 82            105             89             68             74
   Real estate 1-4 family first mortgage                      11              9             12              8             11
   Other real estate mortgage                                 78             62             57             65             43
   Real estate construction                                    4             12             12              5             22
   Consumer:
      Real estate 1-4 family junior lien mortgage              7             10             10              4              5
      Credit card                                             56             61             50             26             29
      Other revolving credit and monthly payment             163            144            101             57             46
                                                        --------       --------       --------         ------         ------
         Total consumer                                      226            215            161             87             80
   Lease financing                                            12             13              9             13             17
   Foreign                                                    14             10              9              5              4
                                                        --------       --------       --------         ------         ------
           Total loan recoveries                             427            426            349            251            251
                                                        --------       --------       --------         ------         ------
             Total net loan charge-offs                   (1,617)        (1,305)        (1,022)          (592)          (433)
                                                        --------       --------       --------         ------         ------

BALANCE, END OF YEAR                                     $ 3,134        $ 3,062        $ 3,059         $2,711         $2,872
                                                        --------       --------       --------         ------         ------
                                                        --------       --------       --------         ------         ------
Total net loan charge-offs as a percentage of
   average total loans                                      1.52%          1.25%          1.04%           .84%           .70%
                                                        --------       --------       --------         ------         ------
                                                        --------       --------       --------         ------         ------

Allowance as a percentage of total loans                    2.90%          2.88%          2.89%          3.83%          4.31%
                                                        --------       --------       --------         ------         ------
                                                        --------       --------       --------         ------         ------

----------------------------------------------------------------------------------------------------------------------------


          The SEC requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 442% and 434% at December 31, 1998 and 1997, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed in the 1998 Annual Report to Stockholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          The table on page 22 provides a breakdown of the allowance for loan losses by loan category. The Company has an established process to determine the adequacy of the allowance for loan losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan) and loans analyzed on a pool basis.

          The determination of allocated reserves for portfolios of larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content, and, in some cases, strategies for resolving problem credits. These considerations supplement the application of loss factors delineated by individual loan grade to the existing distribution of risk exposures, thus framing an assessment of inherent losses across the entire wholesale lending portfolio segment which is responsive to shifts in portfolio risk content. The loss factors used for this analysis have been derived from migration models which track actual portfolio movements from problem asset loan grades to loss over a 5 to 10 year period. In the case of pass loan grades, the loss factors are derived from analogous loss experience in public debt markets, calibrated to the long-term average loss experience of the Company's portfolios. The loan loss reserve allocations arrived at through this loss factor methodology are adjusted based on management's judgment concerning the effect of recent economic events on portfolio performance.

          In the case of more homogeneous portfolios, such as consumer loans and leases, residential mortgage loans, and some segments of small business lending, the determination of allocated reserves is conducted at an aggregate, or pooled, level. For portfolios of this nature, the risk assessment process emphasizes the development of rigorous forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to project relevant risk metrics over an intermediate-term horizon. Such analyses are updated frequently to capture the most recent behavioral characteristics of the subject portfolios, as well as any changes in management's loss mitigation or customer solicitation strategies, in order to reduce the differences between estimated and observed losses. A reserve which approximates one year of projected net losses is provided as the baseline allocation for most homogeneous portfolios, to which management may add certain adjustments to ensure that a prudent amount of conservatism is present in the specific assumptions underlying that forecast.

          While coverage of one year's losses is often adequate (particularly for homogeneous pools of loans and leases), the time period covered by the allowance may vary by portfolio, based on the Company's best estimate of the inherent losses in the entire portfolio as of the evaluation date. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component includes management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors; correspondingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

          At December 31, 1998 the allowance for loan losses was $3,134 million (2.90% of total loans), compared with $3,062 million (2.88% of total loans) at December 31, 1997. During 1998, net charge-offs exceeded the provision for loan losses by $72 million; however, the addition of $144 million of allowances related to acquired assets accounted for the net growth of $72 million in the reserve, year over year. The components of the allowance, allocated and unallocated, are shown in the table on page 22. The allocated component declined to $1,968 million from $2,061 million, while the unallocated component grew to $1,166 million from $1,001 million, as of December 31, 1998 and 1997, respectively.

          The $93 million reduction in the allocated component was substantially due to the lower allocated allowance to loans outstanding ratios in the credit card, other real estate mortgage, and lease financing portfolios. The lower projected future losses in the leasing portfolio, despite significant portfolio growth, reduced allocated reserves by roughly $20 million year over year. Likewise, net loss rates in the credit card portfolio are expected to improve modestly during 1999, which, combined with further expected run-off in the portfolio, brought the allocated reserve requirement down by roughly $65 million. Finally, the commercial real estate portfolio showed continuing gradual improvement in problem asset trends, with significant reductions in nonaccruing loans and increases in recoveries of previous charge-offs. The improvements in the credit quality of this portfolio translated into a reduction of approximately $55 million in the allocated reserve. A portion of these reductions in the allocated component was offset by increases of approximately $45 million in the foreign and other consumer product categories which relate primarily to an increase in reserve coverage of expected losses in Norwest Financial, including Island Finance.

          The changes in the allocated reserve relate primarily to projected rates of loss in different portfolio segments. Analyzing the movements in the allocated reserve strictly from a loan volume perspective indicates that, had the ratio of allocated reserves to loans outstanding remained flat with the 1997 ratio of 1.94%, allocated reserves would have increased by roughly $33 million, as loans outstanding grew by $1.7 billion during the year. However, due to a shift in portfolio composition, the higher volume increased the allocated reserve by only $12 million, as relatively lower-risk commercial loans and lease financing supplanted higher-risk credit cards and other consumer loans.

          There were no material changes in estimation methods and assumptions for the allowance that took place during the year. Relatively minor differences existed in the methodologies for deriving the allocated portion of the allowance employed by the former Norwest and the former Wells Fargo; these differences will be reconciled in the first half of 1999. No material changes to the level of the allowance are expected.

          The Company considers the allowance for loan losses of $3,134 million adequate to cover losses inherent in loans, loan commitments, and standby letters of credit at December 31,

1998. This allowance is roughly 1.9 times the level of 1998 net losses (or 2.4 times 1998 net losses, exclusive of approximately $300 million of losses in Island Finance, reflecting a fourth quarter review of its loan portfolio). This ratio is expected to remain in the range of 2.5 times coverage of 1999 net losses, which was its approximate value during the first three quarters of 1998.

          The foregoing discussion contains forward-looking statements about the adequacy of the Company's reserves for future loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors--many of which are beyond the Company's control--could cause actual losses to be more than estimated losses. Among these factors are changes in political and economic conditions, interest rate fluctuations, technological changes (including the "Year 2000" data systems compliance issue), equity and fixed income market fluctuations, personal and commercial customers' bankruptcies, inflation, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, credit quality and credit risk management, mergers and acquisitions, and the integration of merged and acquired companies.


                                          ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------


(in millions)                                                1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------
Commercial                                                  $ 605                 $ 560                 $ 472
Real estate 1-4 family first mortgage                          50                    64                    53
Other real estate mortgage                                    230                   277                   340
Real estate construction                                       56                    46                    59
Consumer:
  Credit card                                                 344                   471                   440
  Other consumer                                              550                   542                   452
                                                           ------                ------                ------
    Total consumer                                            894                 1,013                   892
Lease financing                                                54                    58                    47
Foreign                                                        79                    43                    34
                                                           ------                ------                ------
    Total allocated                                         1,968                 2,061                 1,897
Unallocated component of
  the allowance (1)                                         1,166                 1,001                 1,162
                                                           ------                ------                ------
    Total                                                  $3,134                $3,062                $3,059
                                                           ------                ------                ------
                                                           ------                ------                ------


                                               --------------------------------------------------------------
                                                             1998                  1997                  1996
                                               ------------------    ------------------    ------------------
                                                ALLOC.       LOAN     Alloc.       Loan     Alloc.       Loan
                                                ALLOW.     CATGRY     allow.     catgry     allow.     catgry
                                                   AS%        AS%        as%        as%        as%        as%
                                               OF LOAN   OF TOTAL    of loan   of total    of loan   of total
                                                CATGRY      LOANS     catgry      loans     catgry      loans
                                               -------   --------    -------   --------    -------   --------
Commercial                                        1.71%        33%      1.75%        30%      1.53%        29%
Real estate 1-4 family first mortgage              .43         11        .45         14        .33         15
Other real estate mortgage                        1.38         15       1.70         15       2.07         16
Real estate construction                          1.48          4       1.38          3       1.82          3
Consumer:
  Credit card                                     5.94          5       7.06          6       6.26          6
  Other consumer                                  2.06         25       1.96         26       1.66         26
                                                              ---                   ---                   ---
    Total consumer                                2.75         30       2.95         32       2.60         32
Lease financing                                    .85          6       1.17          5       1.23          4
Foreign                                           4.91          1       3.72          1       3.00          1
                                                              ---                   ---                   ---

    Total allocated                               1.82        100%      1.94        100%      1.79        100%
                                                              ---                   ---                   ---
                                                              ---                   ---                   ---
Unallocated component of
  the allowance (1)                               1.08                   .94                  1.10
                                                  ----                   ---                  ----
    Total                                         2.90%                 2.88%                 2.89%
                                                  ----                   ---                  ----
                                                  ----                   ---                  ----
-------------------------------------------------------------------------------------------------------------


                                                                            December 31,
---------------------------------------------------------------------------------------
(in millions)                                                1995                  1994
---------------------------------------------------------------------------------------
Commercial                                                 $  321                $  248
Real estate 1-4 family first mortgage                          73                    69
Other real estate mortgage                                    291                   330
Real estate construction                                       68                    62
Consumer:
  Credit card                                                 383                   126
  Other consumer                                              313                   240
                                                           ------                ------
    Total consumer                                            696                   366
Lease financing                                                41                    34
Foreign                                                        27                    20
                                                           ------                ------
    Total allocated                                         1,517                 1,129
Unallocated component of
  the allowance (1)                                         1,194                 1,743
                                                           ------                ------
    Total                                                  $2,711                $2,872
                                                           ------                ------
                                                           ------                ------


                                                                            December 31,
                                                ---------------------------------------
                                                             1995                  1994
                                                -----------------     -----------------
                                                Alloc.       Loan     Alloc.       Loan
                                                allow.     catgry     allow.     catgry
                                                   as%        as%        as%        as%
                                               of loan   of total    of loan   of total
                                                catgry      loans     catgry      loans
                                               -------   --------    -------   --------
Commercial                                        1.59%        28%      1.50%        25%
Real estate 1-4 family first mortgage              .83         13        .48         22
Other real estate mortgage                        2.45         17       3.11         16
Real estate construction                          3.23          3       3.92          2
Consumer:
  Credit card                                     6.76          8       2.24          8
  Other consumer                                  1.68         26       1.59         23
                                                              ---                   ---
    Total consumer                                2.86         34       1.76         31
Lease financing                                   1.57          4       1.62          3
Foreign                                           2.90          1       3.11          1
                                                              ---                   ---
    Total allocated                               2.14        100%      1.70        100%
                                                              ---                   ---
                                                              ---                   ---
Unallocated component of
  the allowance (1)                               1.69                  2.61
                                                  ----                  ----
    Total                                         3.83%                 4.31%
                                                  ----                  ----
                                                  ----                  ----

---------------------------------------------------------------------------------------

(1) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company uses interest rate derivative financial instruments as asset/liability management tools to hedge the Company's exposure to interest rate fluctuations. The Company also offers contracts to its customers, but hedges such contracts by purchasing other financial contracts or uses the contracts for asset/liability management. The derivative activities table below reconciles the beginning and ending notional or contractual amounts for derivative financial instruments used for asset/liability management purposes for 1998 and shows the expected remaining maturity at year-end 1998. The interest rate swap maturities and average rates table on the following page summarizes the notional amount, expected maturities and weighted average interest rates associated with amounts to be received or paid on interest rate swap agreements, together with an indication of the asset/liability hedged. For a further discussion of derivative financial instruments, refer to Note 23 to Financial Statements, incorporated by reference herein.

DERIVATIVE ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------
                                                                                                Year ended December 31, 1998
                                        ------------------------------------------------------------------------------------
                                                                                                                    Weighted
                                                                                                                     average
                                                                                                                    expected
                                                                   Amortization                                    remaining
                                        Beginning                           and                        Ending   maturity (in
(in millions)                             balance      Additions     maturities   Terminations        balance     yrs.-mos.)
----------------------------------------------------------------------------------------------------------------------------
Interest rate contracts:
   Swaps                                  $24,052       $  6,169        $ 4,059       $  1,733        $24,429           2-10
   Futures                                 10,949        117,615            450         65,766         62,348            1-4
   Floors and caps                         35,344          6,054          7,770             30         33,598            2-3
   Options                                 11,168        156,776         62,832         79,290         25,822            0-2
   Forwards                                27,507        558,887         98,977        446,134         41,283            0-1
Foreign exchange contracts:
   Forwards and spots                         548          1,164          1,524             20            168            0-2
----------------------------------------------------------------------------------------------------------------------------


Net deferred gains related to interest rate futures contracts were $316 million at December 31, 1998, most of which will be fully amortized within seven years. The net deferred gains on terminated derivative financial instruments were $412 million and $164 million at December 31, 1998 and 1997 respectively.


INTEREST RATE SWAP MATURITIES AND AVERAGE RATES (1)
--------------------------------------------------------------------------------------------------------------
                                                                                            There-
(in millions)                                 1999        2000        2001        2002       after       Total
--------------------------------------------------------------------------------------------------------------
Receive-fixed rate (hedges loans)
  Notional amount                           $2,577      $3,667      $4,193      $2,632      $1,163     $14,232
  Weighted average rate received              6.70%       6.67%       6.23%       5.78%       5.98%       6.32%
  Weighted average rate paid                  5.06        5.09        5.16        5.24        5.42        5.16

Receive-fixed rate (hedges senior
  and subordinated debt)
  Notional amount                           $  766      $  400      $  752      $  400      $2,558     $ 4,876
  Weighted average rate received              7.28%       6.17%       6.64%       6.59%       6.82%       6.79%
  Weighted average rate paid                  5.50        5.28        5.22        5.38        5.35        5.35

Receive-fixed rate (hedges
  mortgage servicing rights)
  Notional amount                           $   --      $  173      $   --      $   --      $   --     $   173
  Weighted average rate received                --%       2.89%         --%         --%         --%       2.89%
  Weighted average rate paid                    --        5.72          --          --          --        5.72

Receive-fixed rate (hedges deposits)
  Notional amount                           $1,112      $1,950      $1,550      $   --      $   --     $ 4,612
  Weighted average rate received              7.08%       5.55%       5.47%         --%         --%       5.90%
  Weighted average rate paid                  4.87        5.07        5.24          --          --        5.08

Other swaps (2)
  Notional amount                           $2,021      $1,942      $1,879      $  563      $1,926     $ 8,331
  Weighted average rate received              5.53%       5.57%       5.53%       5.83%       5.79%       5.62%
  Weighted average rate paid                  5.40        5.46        5.40        5.73        5.46        5.45

Total notional amount                       $6,476      $8,132      $8,374      $3,595      $5,647     $32,224
                                            ------      ------      ------      ------      ------     -------
                                            ------      ------      ------      ------      ------     -------

--------------------------------------------------------------------------------------------------------------



(1) Variable interest rates are presented on the basis of rates in effect at December 31, 1998. These rates may change substantially in the future due to open market factors.
(2) Predominantly represents customer accommodation swaps not used for asset/liability management purposes. The notional amount predominantly reflects customer accommodations as well as the swaps used to hedge the customer accommodations.


PROPERTIES

          The Company owns its headquarters building in San Francisco as well as Wells Fargo Centers in Phoenix, Arizona and Portland, Oregon. In addition, the Company leases office space for data processing support and various administrative departments in major locations in California, Minnesota, Texas, Arizona, Colorado and Oregon.

          As of December 31, 1998, the Company's Community Banking Group subsidiaries operate out of about 6,000 banking locations under various types of ownership and leasehold agreements. Norwest Mortgage leases its headquarters in Des Moines, Iowa, servicing centers in Minneapolis, Minnesota; Phoenix, Arizona; Charlotte, North Carolina; and Springfield, Illinois, operations centers in Frederick, Maryland and St. Louis, Missouri and all mortgage production offices nationwide. In addition, Norwest Mortgage owns servicing centers located in Springfield,

Ohio and Riverside, California. Norwest Financial owns its headquarters in Des Moines, Iowa, and leases all branch locations.

          The Company is also a joint venture partner in two office buildings in downtown Los Angeles, California and one in Sacramento, California, of which approximately one-half of the space is occupied by administrative staff of the Company and the remainder is sublet.

          For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to
Note 6 to Financial Statements, incorporated by reference herein.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of stockholders of Norwest Corporation was held on October 20, 1998, to consider proposals to: 1) issue shares of Norwest common stock, pursuant to an Agreement and Plan of Merger, dated as of June 7, 1998, and amended and restated as of September 10, 1998 (the "Agreement"), by and among Wells Fargo & Company, Norwest Corporation and WFC Holdings Corporation; and 2) adopt amendments to Norwest Corporation's Restated Certificate of Incorporation to (a) increase the number of authorized shares of common stock from 2,000,000,000 to 4,000,000,000, (b) increase the number of authorized shares of preferred stock, no par value, from 5,000,000 to 20,000,000 and (c) change the name of Norwest Corporation to "Wells Fargo & Company." The proposals were adopted by the following vote:


               Issuance Of Shares               Adopt Amendments
               ------------------               ----------------
               For         548,748,383          For         540,906,762
               Against      15,774,330          Against      24,041,280
               Abstain       2,314,094          Abstain       1,888,765

     A special meeting of stockholders of the former Wells Fargo was held on October 20, 1998, to consider adoption of the Agreement. The Agreement was adopted by the following vote:

                    For                          57,428,537
                    Against                         500,572
                    Abstain                         266,623


EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                                      YEARS WITH
          NAME AND                                                                    COMPANY OR
  COMPANY POSITION                  POSITIONS PRIOR TO MERGER                 AGE   PREDECESSORS
  ----------------                  -------------------------                 ---   ------------
John A. Berg         Former Norwest:  Senior Vice President and Regional       53        23
Group Executive      Group Head (March 1998 to November 1998); Regional
Vice President       President (Greater Minnesota/ La Crosse Region)
(Central Banking)    (January 1990 to March 1998)

Leslie S. Biller     Former Norwest:  President and Chief Operating Officer    51        11
Vice Chairman and    (January 1997 to November 1998); Executive Vice
Chief Operating      President (South Central Community Banking) (July 1990
Officer              to January 1997)

Patricia R. Callahan Former Wells Fargo:  Executive Vice President             45        21
Executive Vice       (Wholesale Banking) (July 1997
President (Human     to November 1998); Executive Vice President
Resources)           (Personnel) (March 1993 to July 1997)

James R. Campbell    Former Norwest:  Executive Vice President (North          56        34
Group Executive      Central Banking) (August 1997 to November 1998);
Vice President       Executive Vice President (Commercial Banking Services,
(Minnesota Banking)  Specialized Lending and Nebraska) (January 1996 to
                     August 1997); Executive Vice President (Twin Cities
                     Banking) (February 1993 to January 1996); Executive
                     Vice President (Corporate Banking) (April 1988 to
                     February 1993); also at various times he served as
                     Chairman, President and Chief Executive Officer of
                     Norwest Bank Minnesota, N.A. (January 1984 to Present)

Teresa A. Dial       Former Wells Fargo:  Vice Chair (Consumer and Business    49        26
Group Executive      Banking) (March 1996 to November 1998); Group
Vice President       Executive Vice President (Business Banking) (September
(California,         1991 to March 1996)
Business Banking,
Phone Banking and
Distribution
Strategies)

Paul Hazen           Former Wells Fargo:  Chairman of the Board, President     57        28
Chairman of the      and Chief Executive Officer (January 1995 to November
Board                1998); President and Chief Operating Officer (July
                     1984 to January 1995)



EXECUTIVE OFFICERS OF THE REGISTRANT (continued)




                                                                     YEARS WITH
        NAME AND                                                     COMPANY OR
COMPANY POSITION           POSITIONS PRIOR TO MERGER          AGE  PREDECESSORS
----------------           -------------------------          ---  ------------
David A. Hoyt     Former Wells Fargo:  Vice Chairman (Real      43       17
Group Executive   Estate Administration/ Capital Markets/
Vice President    International) (May 1997 to November 1998);
(Wholesale        Executive Vice President (Capital Markets/
Banking)          Problem Loans) (September 1994 to May
                  1997); Executive Vice President (Workout
                  Group/ New Business Administration)
                  (November 1992 to September 1994)

Rodney L. Jacobs  Former Wells Fargo:  President                58       20
Vice Chairman and (May 1998 to November 1998); Vice Chairman
Chief Financial   and Chief Financial Officer (February 1991
Officer           to May 1998)


Richard M.        Former Norwest:  Chairman and Chief           55       13
Kovacevich        Executive Officer (January 1997 to November
President and     1998); Chairman, President and Chief
Chief Executive   Executive Officer (May 1995 to January
Officer           1997); President and Chief Executive Officer
                  (January 1993 to May 1995)

Ely L. Licht      Former Wells Fargo:  Executive Vice           51       15
Executive Vice    President (Credit Administration) (February
President & Chief 1990 to  November 1998)
Credit Officer

Kenneth R. Murray Former Norwest:  Group Executive Vice         60       16
Group Executive   President (Southwestern Banking) and
Vice President    Head of Credit Policy (August
(Diversified      1997 to November 1998); Executive Vice
Financial)        President (Southwestern Community Banking)
                  (July 1990 to August 1997)

John C. Nelson    Former Norwest:  Chairman and Chief           54       32
Group Executive   Executive Officer of Norwest Bank Colorado,
Vice President    N.A. (January 1995 to November 1998);
(Western Banking) Chairman, President and Chief Executive
                  Officer of Norwest Colorado, Inc. (February
                  1992 to January 1995); President and Chief
                  Operating Officer of Norwest Colorado, Inc.
                  (October 1991 to February 1992); President
                  of Norwest Colorado, Inc. (July 1991 to
                  October 1991); Chairman of the Board and
                  Chief Executive Officer of Norwest Bank
                  Iowa, N.A. (January 1988 to July 1991)



EXECUTIVE OFFICERS OF THE REGISTRANT (continued)


                                                                     YEARS WITH
        NAME AND                                                     COMPANY OR
COMPANY POSITION           POSITIONS PRIOR TO MERGER          AGE  PREDECESSORS
----------------           -------------------------          ---  ------------

Mark C. Oman      Former Norwest:  Executive  Vice             44        19
Group Executive   President (Mortgage Services and Iowa
Vice President    Community Banking (February 1997 to
(Mortgage and     November 1998); President and Chief
Home Equity)      Executive Officer of Norwest Mortgage, Inc.
                  (August 1989 to February 1997); also Chairman
                  and Chief Executive Officer of Norwest
                  Mortgage, Inc. (February 1997 to Present)

Clyde W. Ostler   Former Wells Fargo:  Vice Chairman           52        28
Group Executive   (Business and Investment) (May 1993 to
Vice President    November 1998)
(Investments)

Les L. Quock      Former Wells Fargo:  Senior Vice President   45        19
Senior Vice       (Payment Systems Services Group) (February
President and     1997 to November 1998); Senior Vice
Controller        President (BBG Systems) (October 1996 to
                  February 1997); Senior Vice President
                  (Business Loan Admin & Finance) (November
                  1995 to October 1996); Senior Vice
                  President (Business Loan Administration)
                  (January 1994 to November 1995)

Stanley S. Stroup Former  Norwest:   Executive Vice President  55        15
Executive  Vice   and  General  Counsel  (February  1993  to
President and     November 1998)
General Counsel

John G. Stumpf    Former  Norwest:    Regional  President  of  45        17
Group Executive   Norwest  Bank Texas  (July 1994 to November
Vice President    1998); Regional President of Norwest Bank
(Southwestern     Colorado, N.A. (April 1991 to July 1994)
Banking)


     There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements, Schedules and Exhibits:

     (1) The consolidated financial statements and related notes and the independent auditors' report thereon that appear on pages 51 through 96 of the 1998 Annual Report to Stockholders are incorporated herein by reference.

     (2)  Financial Statement Schedules:

          All schedules are omitted, because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits:


          The Company's SEC file number is 001-2979. On or before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo filed documents under SEC file number 001-6214.

          Exhibit
          number         Description
          ------         -----------
             3(a)    Restated Certificate of Incorporation, incorporated by
                     reference to Exhibit 3(b) to the Company's Current Report
                     on Form 8-K dated June 28, 1993.  Certificates of
                     Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on
                     Form 8-K dated July 3, 1995 (authorizing preference
                     stock), and Exhibits 3(b) and 3(c) to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     September 30, 1998 (changing the Company's name and
                     increasing authorized common and preferred stock,
                     respectively)

              (b)    Certificate of Designations for the Company's ESOP
                     Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

              (c)    Certificate of Designations for the Company's Cumulative
                     Tracking Preferred Stock, incorporated by reference to
                     Exhibit 3 to the Company's Current Report on Form 8-K dated January 9, 1995

              (d)    Certificate of Designations for the Company's 1995 ESOP
                     Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

              (e)    Certificate Eliminating the Certificate of Designations
                     for the Company's Cumulative Convertible Preferred Stock,
                     Series B, incorporated by reference to Exhibit 3(a) to the
                     Company's Current Report on Form 8-K dated November 1,
                     1995

             3(f) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's
                     Current Report on Form 8-K dated February 20, 1996

              (g)    Certificate of Designations for the Company's 1996 ESOP
                     Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

              (h)    Certificate of Designations for the Company's 1997 ESOP
                     Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

              (i)    Certificate of Designations for the Company's 1998 ESOP
                     Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

              (j)    Certificate of Designations for the Company's Adjustable
                     Cumulative Preferred Stock, Series B, incorporated by
                     reference to Exhibit 3(j) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September 30,
                     1998

              (k)    Certificate of Designations for the Company's
                     Fixed/Adjustable Rate Noncumulative Preferred Stock,
                     Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

              (l)    Certificate of Designations for the Company's Series C
                     Junior Participating Preferred Stock

              (m)    By-Laws, as amended effective February 23, 1999

             4(a)    See Exhibits 3(a) through 3(m)

              (b) Rights Agreement, dated as of October 21, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated
                     October 21, 1998

              (c) The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

           10*(a)    Long-Term Incentive Compensation Plan as amended effective
                     February 23, 1999 (including Forms of Non-Qualified Stock
                     Option and Restricted Stock Agreements for grants subsequent to November 2, 1998). Forms of Non-Qualified
                     Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to
                     Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997


          10*(b) Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 14, 1994

            *(c) Executive Incentive Compensation Plan, incorporated by reference to Exhibit 19(a) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1988.
                     Amendment to Executive Incentive Compensation Plan, incorporated by reference to Exhibit 19(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989

            *(d) Performance-Based Compensation Policy, incorporated by reference to Exhibit 10(a) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended June 30, 1998

            *(e)     Executive Incentive Pay Plan, incorporated by reference to
                     Exhibit 10(h) to the former Wells Fargo's Annual Report on
                     Form 10-K for the year ended December 31, 1995

            *(f) Senior Executive Performance Plan, incorporated by reference to Exhibit B to the former Wells Fargo's Proxy
                     Statement filed March 14, 1994

            *(g)     1990 Equity Incentive Plan, incorporated by reference to
                     Exhibit 10(f) to the former Wells Fargo's Annual Report on
                     Form 10-K for the year ended December 31, 1995


            *(h)     1982 Equity Incentive Plan, incorporated by reference to
                     Exhibit 10(g) to the former Wells Fargo's Annual Report on
                     Form 10-K for the year ended December 31, 1993

            *(i) Employees' Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form
                     10-Q for the quarter ended September 30, 1998

            *(j) Employees' Deferred Compensation Plan, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            *(k)     Elective Deferred Compensation Plan for Mortgage Banking
                     Executives, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

            *(l)     Performance Deferral Award Plan for Mortgage Banking
                     Executives, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

            *(m)     Directors Formula Stock Award Plan, as amended effective
                     January 1, 1999

            *(n)     1999 Directors Stock Option Plan


        10*(o)       1990 Director Option Plan for directors of the former
                     Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997

          *(p)       1987 Director Option Plan for directors of the former
                     Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September
                     16, 1997, incorporated by reference to Exhibit 10 to the former Wells Fargo's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

          *(q)       1991 Director Option Plan for directors of the former
                     First Interstate Bancorp, incorporated by reference to First Interstate Bancorp's Registration Statement on Form
                     S-8 (SEC File No. 033-37299) and to the former Wells
                     Fargo's Post-Effective Amendment No. 1 on Form S-8 filed on April 2, 1996 (SEC File No. 033-64575)

          *(r) Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit
                     10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

          *(s)       Directors' Stock Deferral Plan for directors of the former
                     Norwest, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

          *(t) Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former
                     Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997

          *(u)       1999 Deferral Plan for Directors

          *(v) Supplemental Savings Investment Plan, incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

          *(w)       Supplemental Pension Plan, incorporated by reference to
                     Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

          *(x) Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.
                     Amendment to Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1992

          *(y) Executive Financial Counseling Plan, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987



         10*(z)      Benefits Restoration Program, incorporated by reference to
                     Exhibit 10(a) to the former Wells Fargo's Annual Report on
                     Form 10-K for the year ended December 31, 1995

           (aa)      Executive Loan Plan, incorporated by reference to Exhibit
                     10(i) to the former Wells Fargo's Annual Report on Form
                     10-K for the year ended December 31, 1994

          *(bb) Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to Exhibit
                     19(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective
                     January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1995

          *(cc) Employment Agreement, dated as of June 7, 1998, between the Company and Paul Hazen, incorporated by reference to
                     Exhibit 10.01 to the Company's Registration Statement No.
                     333-63247 on Form S-4 filed September 11, 1998.  Forms of
                     Stock Option and Restricted Stock Agreements pursuant to
                     Employment Agreement.

          *(dd) Employment Agreement, dated as of January 1, 1999, between the Company and Rodney L. Jacobs

          *(ee) Form of severance agreement between the Company and seven executive officers, including two directors, and agreement between the Company and an executive officer.
                     Amendment effective January 1, 1995, to the March 11,
                     1991 agreement between the Company and Richard M.
                     Kovacevich, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

          *(ff)      Change of Control Severance Plan of the former Wells
                     Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

          *(gg)      Consulting Agreement dated January 25, 1999, between the
                     Company and Chang-Lin Tien

          *(hh)      Retirement Plan for Non-Employee Directors of the former
                     Norwest, as amended effective November 2, 1998

          *(ii)      Directors' Retirement Plan for directors of the former
                     Wells Fargo, as amended effective November 2, 1998

-------------------------
* Management contract or compensatory plan or arrangement.

Stockholders may obtain a copy of any Exhibit, in Item 14(a)(3), upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Norwest Center, Sixth and Marquette, Minneapolis, Minnesota, 55479-1026.


          12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.63, 1.81, 1.78, 1.80 and 1.92 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994,
                     respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 2.56, 3.10, 2.98,
                     2.73 and 3.32 for the years ended December 31, 1998, 1997,
                     1996, 1995 and 1994, respectively.

          12(b)      Computation of Ratios of Earnings to Fixed Charges and
                     Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.61, 1.79, 1.73, 1.74 and 1.85 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994,
                     respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 2.49, 2.99, 2.77, 2.55 and 3.02 for the years ended
                     December 31, 1998, 1997, 1996, 1995 and 1994,
                     respectively.

          13         1998 Annual Report to Stockholders, pages 34 through 96

          21         Subsidiaries of the Company

          23         Consent of Independent Accountants

          24         Powers of Attorney

          27         Financial Data Schedule


(b) The former Wells Fargo, the former Norwest and the Company filed, on the dates indicated during the fourth quarter of 1998 and through the date hereof in 1999, the following reports on Form 8-K:

     FORMER WELLS FARGO (Commission File No. 001-6214)
     (1) October 15, 1998 under Item 5, containing the Underwriting Agreement between the former Wells Fargo and Goldman, Sachs & Co. dated October 12, 1998, in connection with the sale of 2.5 million shares of the former Wells Fargo common stock
     (2) October 20, 1998 under Item 5, containing the press release that announced the former Wells Fargo financial results for the quarter and nine months ended September 30, 1998
     (3) November 17, 1998 (filed by WFC Holdings Corporation) under Items 2 and 7, describing the consummation of the merger by and among former Wells Fargo & Company, Norwest Corporation and WFC Holdings Corporation pursuant to an Agreement and Plan of Merger dated as of June 7, 1998 and amended and restated as of September 10, 1998, and containing the press release dated November 2, 1998 issued by Norwest Corporation announcing the completion of the merger and unaudited pro forma condensed combined financial information as of September 30, 1998

     FORMER NORWEST (Commission File No. 001-2979)
     (4) October 21, 1998 under Item 5, containing the new preferred share purchased rights plan pursuant to the Rights Agreement between the former Norwest and ChaseMellon Shareholder Services, L.L.C., dated October 21, 1998, to replace the preferred share purchased rights plan expiring on November 23, 1998
     (5) October 22, 1998 under Item 5, reporting consolidated operating results of the former Norwest for the quarter and nine months ended September 30, 1998

     WELLS FARGO & COMPANY (Commission File No. 001-2979)
     (6) November 16, 1998 under Items 2 and 7, describing the consummation of the merger by and among former Wells Fargo & Company, Norwest Corporation and WFC Holdings Corporation pursuant to an Agreement and Plan of Merger dated as of June 7, 1998 and amended and restated as of September 10, 1998, and containing the press release dated November 2, 1998 issued by Norwest Corporation announcing the completion of the merger and unaudited pro forma condensed combined financial information as of September 30, 1998
     (7) January 19, 1999 under Item 5, containing the Supplemental Annual Report for 1997; Supplemental Quarterly Report for the quarter ended September 30, 1998; and the Company's financial results for the quarter and year ended December 31, 1998
     (8) January 29, 1999 under Item 5, describing the Company's most recent Board action taken with respect to the Company's systematic stock repurchase program

                             STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 1999 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than the Current Report on Form 8-K filed October 13, 1997) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1999.

                              WELLS FARGO & COMPANY

                              BY:  /s/ RICHARD M. KOVACEVICH
                                   ---------------------------------------
                                   Richard M. Kovacevich
                                   President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                              By:  /s/ RODNEY L. JACOBS
                                   ---------------------------------------
                                   Rodney L. Jacobs
                                   Vice Chairman and Chief Financial Officer
                                   (Principal Financial Officer)

                              By:  /s/ LES L. QUOCK
                                   ---------------------------------------
                                   Les L. Quock
                                   Senior Vice President and Controller
                                   (Principal Accounting Officer)

          The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Philip J. Quigley to sign this document on their behalf.


      Leslie S. Biller          Richard D. McCormick
      J. A. Blanchard III       Cynthia H. Milligan
      Michael R. Bowlin         Benjamin F. Montoya
      Edward M. Carson          Donald B. Rice
      David A. Christensen      Ian M. Rolland
      William S. Davila         Judith M. Runstad
      Susan E. Engel            Susan G. Swenson
      Paul Hazen                Daniel M. Tellep
      Rodney L. Jacobs          Chang-Lin Tien
      Reatha Clark King         Michael W. Wright
      Richard M. Kovacevich     John A. Young

                              By:  /s/ PHILIP J. QUIGLEY
                                   ---------------------------------------
                                   Philip J. Quigley
                                   Director and Attorney-in-fact
                                   March 15, 1999