Form 10-K/A
period 1998-12-31
WELLS FARGO & CO/MN
filed 1999-03-23
CIK 72971

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                  _______________

                                    FORM 10-K/A

                                  Amendment No. 1
                                         to
                  Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

     For the year ended December 31, 1998    Commission File Number 001-2979

                                  _______________

                               WELLS FARGO & COMPANY
               (Exact name of registrant as specified in its charter)

             Delaware                           41-0449260
     (State of incorporation)      (IRS Employer Identification No.)

                420 Montgomery Street, San Francisco, California 94163
                 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  1-800-411-4932

                   Former name of registrant:  Norwest Corporation
                                   _______________

     This Form 10-K/A is being filed to amend the cover page to the registrant's Form 10-K for the year ended December 31, 1998, regarding disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, to read as follows:

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                   _______________

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1999.

                              WELLS FARGO & COMPANY

                              By:  LES L. QUOCK
                                   -------------------------------------
                                   Les L. Quock
                                   Senior Vice President and Controller