Form 10-Q
period 1999-03-31
WELLS FARGO & CO/MN
filed 1999-05-17
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

             __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 001-2979

                                  -------------

                              WELLS FARGO & COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                    41-0449260
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

             420 Montgomery Street, San Francisco, California 94163
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: 1-800-411-4932

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                 _____     ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Shares Outstanding
                                                            April 30, 1999
                                                          ------------------
           Common stock, $1-2/3 par value                   1,652,827,974

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Statement of Income.................................... 2
         Consolidated Balance Sheet.......................................... 3
         Consolidated Statement of Changes in Stockholders' Equity
           and Comprehensive Income.......................................... 4
         Consolidated Statement of Cash Flows................................ 5
         Notes to Financial Statements....................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
         Summary Financial Data..............................................15
         Overview............................................................16
         Operating Segment Results...........................................18
         Earnings Performance................................................19
           Net Interest Income...............................................19
           Noninterest Income................................................21
           Noninterest Expense...............................................22
           Income Taxes......................................................25
           Earnings/Ratios Excluding Goodwill and Nonqualifying CDI..........26
         Balance Sheet Analysis..............................................27
           Securities Available for Sale.....................................27
           Loan Portfolio....................................................29
           Nonaccrual and Restructured Loans and Other Assets................29
              Loans 90 Days Past Due and Still Accruing......................32
           Allowance for Loan Losses.........................................33
           Interest Receivable and Other Assets..............................34
           Deposits..........................................................35
           Capital Adequacy/Ratios...........................................36
           Derivative Financial Instruments..................................37
           Liquidity and Capital Management..................................38

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........39

PART II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K....................................41

SIGNATURE....................................................................43


--------------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

This Form 10-Q includes forward-looking statements about the Company's financial condition, results of operations, plans, objectives and future performance and business. These statements generally include the words "believe," "expect," "anticipate," "estimate," "may," "will" or similar expressions that suggest the statements are forward looking in nature. These forward-looking statements involve inherent risks and uncertainties. The Company cautions readers that a number of factors--many of which are beyond the control of the Company--could cause actual results to differ materially from those in the forward-looking statements. Among these factors are changes in political and economic conditions, interest rate fluctuations, technological changes (including the "Year 2000" data systems compliance issue), customer disintermediation, competitive product and pricing pressures in the Company's geographic and product markets, equity and fixed income market fluctuations, personal and commercial customers' bankruptcies, inflation, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, credit quality and credit risk management, mergers and acquisitions, the integration of merged and acquired companies, and success in gaining regulatory approvals when required.

Also, actual results may differ materially from those in the forward-looking statements because of factors relating to the combination of the former Wells Fargo and the former Norwest Corporation, including the following: expected cost savings from the merger are not fully realized within the expected time frame or additional or unexpected costs are incurred; and costs or difficulties related to the integration of the former Wells Fargo and the former Norwest Corporation are greater than expected.

                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

-----------------------------------------------------------------------------------------------
                                                                                        Quarter
                                                                                 ended March 31,
                                                                        -----------------------
(in millions, except per share amounts)                                      1999          1998
-----------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                            $    510     $     459
Mortgages held for sale                                                       258           170
Loans held for sale                                                            99            91
Loans                                                                       2,579         2,661
Other interest income                                                          42            58
                                                                         --------     ---------
     Total interest income                                                  3,488         3,439
                                                                         --------     ---------

INTEREST EXPENSE
Deposits                                                                      717           777
Short-term borrowings                                                         208           171
Long-term debt                                                                283           272
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                                     14            25
                                                                         --------     ---------
     Total interest expense                                                 1,222         1,245
                                                                         --------     ---------

NET INTEREST INCOME                                                         2,266         2,194
Provision for loan losses                                                     270           305
                                                                         --------     ---------
Net interest income after provision for loan losses                         1,996         1,889
                                                                         --------     ---------

NONINTEREST INCOME
Service charges on deposit accounts                                           344           305
Trust and investment fees and commissions                                     300           259
Credit card fee revenue                                                       132           121
Other fees and commissions                                                    238           221
Mortgage banking                                                              327           276
Insurance                                                                      85            95
Net venture capital gains                                                     112            59
Net gains (losses) on securities available for sale                            (2)           19
Other                                                                         191           178
                                                                         --------     ---------
     Total noninterest income                                               1,727         1,533
                                                                         --------     ---------

NONINTEREST EXPENSE
Salaries                                                                      725           684
Incentive compensation                                                        134           135
Employee benefits                                                             199           188
Equipment                                                                     191           184
Net occupancy                                                                 186           189
Goodwill                                                                      104           104
Core deposit intangible                                                        52            63
Net losses on disposition of premises and equipment                             2             7
Other                                                                         749           742
                                                                         --------     ---------
     Total noninterest expense                                              2,342         2,296
                                                                         --------     ---------

INCOME BEFORE INCOME TAX EXPENSE                                            1,381         1,126
Income tax expense                                                            497           442
                                                                         --------     ---------

NET INCOME                                                               $    884     $     684
                                                                         --------     ---------
                                                                         --------     ---------

NET INCOME APPLICABLE TO COMMON STOCK                                    $    875     $     675
                                                                         --------     ---------
                                                                         --------     ---------

EARNINGS PER COMMON SHARE                                                $    .53     $     .42
                                                                         --------     ---------
                                                                         --------     ---------

DILUTED EARNINGS PER COMMON SHARE                                        $    .53     $     .41
                                                                         --------     ---------
                                                                         --------     ---------

DIVIDENDS DECLARED PER COMMON SHARE                                      $   .185     $    .165
                                                                         --------     ---------
                                                                         --------     ---------

Average common shares outstanding                                         1,647.1       1,615.7
                                                                         --------     ---------
                                                                         --------     ---------

Diluted average common shares outstanding                                 1,664.2       1,639.1
                                                                         --------     ---------
                                                                         --------     ---------
-----------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,         December 31,           March 31,
(in millions, except shares)                                          1999                 1998                1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $ 11,364             $ 12,731            $ 12,977
Federal funds sold and securities purchased
   under resale agreements                                             869                1,517                 483
Securities available for sale                                       35,801               31,997              31,148
Mortgages held for sale                                             11,717               19,770              12,408
Loans held for sale                                                  5,630                5,322               4,585

Loans                                                              108,108              107,994             105,141
Allowance for loan losses                                            3,161                3,134               3,066
                                                                  --------             --------            --------
      Net loans                                                    104,947              104,860             102,075
                                                                  --------             --------            --------

Mortgage servicing rights                                            3,627                3,080               3,113
Premises and equipment, net                                          3,130                3,130               3,320
Core deposit intangible                                              1,437                1,510               1,670
Goodwill                                                             7,747                7,664               7,970
Interest receivable and other assets                                15,161               10,894              11,104
                                                                  --------             --------            --------

      Total assets                                                $201,430             $202,475            $190,853
                                                                  --------             --------            --------
                                                                  --------             --------            --------

LIABILITIES
Noninterest-bearing deposits                                      $ 42,322             $ 46,732            $ 43,027
Interest-bearing deposits                                           90,018               90,056              87,121
                                                                  --------             --------            --------
      Total deposits                                               132,340              136,788             130,148
Short-term borrowings                                               17,270               15,897              15,626
Accrued expenses and other liabilities                               9,396                8,537               7,261
Long-term debt                                                      20,363               19,709              16,747
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                   785                  785               1,299

STOCKHOLDERS' EQUITY
Preferred stock                                                        604                  547                 569
Unearned ESOP shares                                                  (145)                 (84)               (108)
                                                                  --------             --------            --------
      Total preferred stock                                            459                  463                 461
Common stock - $1-2/3 par value, authorized
   4,000,000,000 shares; issued 1,666,095,285 shares,
   1,661,392,590 shares and 1,621,957,949 shares                     2,777                2,769               2,703
Additional paid-in capital                                           8,733                8,673               7,893
Retained earnings                                                    9,525                9,045               8,668
Cumulative other comprehensive income                                  307                  463                 404
Notes receivable from ESOP                                              (3)                  (3)                 (8)
Treasury stock - 13,478,919 shares, 17,334,787 shares
   and 11,502,502 shares                                             (522)                (651)               (349)
                                                                  --------             --------            --------
      Total stockholders' equity                                    21,276               20,759              19,772
                                                                  --------             --------            --------

      Total liabilities and stockholders' equity                  $201,430             $202,475            $190,853
                                                                  --------             --------            --------
                                                                  --------             --------            --------
-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Unearned                Additional
                                                            Number of    Preferred        ESOP      Common       paid-in   Retained
(in millions, except shares)                                   shares        stock      shares       stock       capital   earnings
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                                     $543        $(80)     $2,718        $8,126     $8,292
                                                                              ----        -----     ------        ------     ------
Comprehensive income
   Net income                                                                                                                   684
   Other comprehensive income, net of tax:
      Translation adjustments
      Unrealized gains (losses) on securities
         available for sale arising during the year
      Reclassification adjustment for (gains) losses
         on securities available for sale included
         in net income

Total comprehensive income
Common stock issued                                         5,216,127                                    3            40        (58)
Common stock issued for acquisitions                          136,950                                                 16         (3)
Common stock repurchased                                   16,568,361                                  (18)         (293)
Preferred stock issued to ESOP                                 35,000           35         (38)                        3
Preferred stock released to ESOP                                                            10                        (1)
Preferred stock (8,577) converted
   to common shares                                           206,467           (9)                                    2
Preferred stock dividends                                                                                                        (9)
Common stock dividends                                                                                                         (238)
Cash payments received on
   notes receivable from ESOP
                                                                              ----       -----      ------        ------     ------
Net change                                                                      26         (28)        (15)         (233)       376
                                                                              ----       -----      ------        ------     ------
BALANCE MARCH 31, 1998                                                        $569       $(108)     $2,703        $7,893     $8,668
                                                                              ----       -----      ------        ------     ------
                                                                              ----       -----      ------        ------     ------


BALANCE DECEMBER 31, 1998                                                     $547        $(84)     $2,769        $8,673     $9,045
                                                                              ----        -----     ------        ------     ------
Comprehensive income
   Net income                                                                                                                   884
   Other comprehensive income, net of tax:
      Translation adjustments
      Unrealized gains (losses) on securities
         available for sale arising during the year
      Reclassification adjustment for
         (gains) losses on securities
         available for sale included in net income

Total comprehensive income
Common stock issued                                         5,277,067                                                 46        (86)
Common stock issued for acquisitions                        6,114,830                                    8            11         (5)
Common stock repurchased                                    5,869,971
Preferred stock issued to ESOP                                 75,000           75         (80)                        5
Preferred stock released to ESOP                                                            19                        (1)
Preferred stock (17,882) converted to common shares           509,396          (18)                                   (1)
Preferred stock dividends                                                                                                        (9)
Common stock dividends                                                                                                         (304)
                                                                              ----       -----     -------        ------     ------
Net change                                                                      57         (61)          8            60        480
                                                                              ----       -----     -------        ------     ------
BALANCE MARCH 31, 1999                                                        $604       $(145)     $2,777        $8,733     $9,525
                                                                              ----       -----     -------        ------     ------
                                                                              ----       -----     -------        ------     ------



                                                                 Notes                   Cumulative
                                                            receivable                        other           Total
                                                                  from   Treasury     comprehensive   stockholders'
(in millions, except shares)                                      ESOP      stock            income          equity
-------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                         $(10)     $(275)            $464         $19,778
                                                                  ----      -----             ----         -------
Comprehensive income
   Net income                                                                                                  684
   Other comprehensive income, net of tax:
      Translation adjustments                                                                   --              --
      Unrealized gains (losses) on securities
         available for sale arising during the year                                            (48)            (48)
      Reclassification adjustment for (gains) losses
         on securities available for sale included
         in net income                                                                         (12)            (12)
                                                                                                           -------
Total comprehensive income                                                                                     624
Common stock issued                                                            95                               80
Common stock issued for acquisitions                                            4                               17
Common stock repurchased                                                     (180)                            (491)
Preferred stock issued to ESOP                                                                                  --
Preferred stock released to ESOP                                                                                 9
Preferred stock (8,577) converted
   to common shares                                                             7                               --
Preferred stock dividends                                                                                       (9)
Common stock dividends                                                                                        (238)
Cash payments received on
   notes receivable from ESOP                                        2                                           2
                                                                  ----      -----             ----         -------
Net change                                                           2        (74)             (60)             (6)
                                                                  ----      -----             ----         -------
BALANCE MARCH 31, 1998                                             $(8)     $(349)            $404         $19,772
                                                                  ----      -----             ----         -------
                                                                  ----      -----             ----         -------


BALANCE DECEMBER 31, 1998                                          $(3)     $(651)            $463         $20,759
                                                                  ----      -----             ----         -------
Comprehensive income
   Net income                                                                                                  884
   Other comprehensive income, net of tax:
      Translation adjustments                                                                    1               1
      Unrealized gains (losses) on securities
         available for sale arising during the year                                           (158)           (158)
      Reclassification adjustment for
         (gains) losses on securities
         available for sale included in net income                                               1               1
                                                                                                           -------
Total comprehensive income                                                                                     728
Common stock issued                                                           282                              242
Common stock issued for acquisitions                                           49                               63
Common stock repurchased                                                     (221)                            (221)
Preferred stock issued to ESOP                                                                                  --
Preferred stock released to ESOP                                                                                18
Preferred stock (17,882) converted to common shares                            19                               --
Preferred stock dividends                                                                                       (9)
Common stock dividends                                                                                        (304)
                                                                  ----      -----             ----         -------
Net change                                                          --        129             (156)            517
                                                                  ----      -----             ----         -------
BALANCE MARCH 31, 1999                                             $(3)     $(522)            $307         $21,276
                                                                  ----      -----             ----         -------
                                                                  ----      -----             ----         -------
---------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Quarter ended March 31,
                                                                                             ----------------------------------
(in millions)                                                                                    1999                      1998
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $    884                  $    684
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                   270                       305
      Depreciation and amortization                                                               299                       466
      Securities available for sale losses (gains)                                                  2                       (19)
      Gains on sales of loans                                                                     (13)                      (18)
      Release of preferred shares to ESOP                                                          18                         9
      Net increase in trading assets                                                           (1,079)                     (902)
      Net (increase) decrease in accrued interest receivable                                      (78)                        3
      Net increase in accrued interest payable                                                     66                        60
      Originations of mortgages held for sale                                                 (27,799)                  (21,172)
      Proceeds from sales of mortgages held for sale                                           36,009                    18,533
      Net increase in loans held for sale                                                        (308)                      (91)
      Other assets, net                                                                        (1,067)                     (298)
      Other accrued expenses and liabilities, net                                                 922                       575
                                                                                              --------                 --------

Net cash provided (used) by operating activities                                                8,126                    (1,865)
                                                                                              -------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                                       3,337                     1,205
      Proceeds from prepayments and maturities                                                  2,757                     2,287
      Purchases                                                                                (9,788)                   (6,509)
   Net cash paid for acquisitions                                                                (213)                      (23)
   Net decrease (increase) in banking subsidiaries' loans resulting from originations
      and collections                                                                           1,596                      (398)
   Proceeds from sales (including participations) of banking subsidiaries' loans                  816                     1,179
   Purchases (including participations) of banking subsidiaries' loans                           (645)                      (53)
   Principal collected on nonbank subsidiaries' loans                                             648                     1,980
   Nonbank subsidiaries' loans originated                                                      (2,087)                   (1,829)
   Proceeds from sales of foreclosed assets                                                        51                        27
   Net decrease in federal funds sold and securities purchased
      under resale agreements                                                                     648                       566
   Other, net                                                                                  (2,777)                       (7)
                                                                                              -------                  --------

Net cash used by investing activities                                                          (5,657)                   (1,575)
                                                                                              --------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                         (5,405)                    2,402
   Net increase in short-term borrowings                                                        1,229                     2,328
   Proceeds from issuance of long-term debt                                                     5,530                       300
   Repayment of long-term debt                                                                 (4,873)                     (884)
   Proceeds from issuance of common stock                                                         242                        80
   Repurchase of common stock                                                                    (221)                     (491)
   Net decrease in notes receivable from ESOP                                                      --                         2
   Payment of cash dividends on preferred and common stock                                       (313)                     (247)
   Other, net                                                                                     (25)                     (154)
                                                                                              -------                  --------

Net cash provided (used) by financing activities                                               (3,836)                    3,336
                                                                                              -------                  --------

   NET CHANGE IN CASH AND DUE FROM BANKS                                                       (1,367)                     (104)

Cash and due from banks at beginning of quarter                                                12,731                    13,081
                                                                                              -------                  --------

CASH AND DUE FROM BANKS AT END OF QUARTER                                                    $ 11,364                  $ 12,977
                                                                                              --------                 --------
                                                                                              --------                 --------

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest                                                                                $ 1,156                  $  1,142
      Income taxes                                                                            $   494                  $     48
   Noncash investing and financing activities:
      Transfers from loans to foreclosed assets                                               $    54                  $     71
-------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS COMBINATIONS

On November 2, 1998, Norwest Corporation changed its name to "Wells Fargo & Company" upon the merger (the Merger) of the former Wells Fargo & Company (the former Wells Fargo) into a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest.

Under the terms of the Merger agreement, stockholders of the former Wells Fargo received 10 shares of common stock of the Company for each share of common stock owned. Each share of former Wells Fargo preferred stock was converted into one share of the Company's preferred stock. These shares rank on parity with the Company's other shares of preferred stock as to dividends and upon liquidation. Each outstanding and unexercised option granted by the former Wells Fargo was converted into an option to purchase common stock of the Company based on the agreed-upon exchange ratio.

The Merger was accounted for as a pooling of interests and, accordingly, the information included in the financial statements presents the combined results as if the Merger had been in effect for all periods presented. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation.

As a condition to the Merger, the Company was required by regulatory agencies to divest stores in Arizona and Nevada having total deposits of approximately $1 billion and total loans of approximately $100 million. In the fourth quarter of 1998, the Company entered into contracts to sell these stores. These sales were completed in April. The Company anticipates that it will realize a net gain on these transactions, the amount of which will be determined in the second quarter.

In connection with the Merger, the Company recorded approximately $600 million of restructuring charges in the fourth quarter of 1998. A severance-related reserve of $280 million was included in this amount. Approximately 630 employees, totaling $50 million in severance-related benefits, were in the severance process as of March 31, 1999. The restructuring charges also included approximately $250 million related to dispositions of owned and leased premises held for sale or remarketing and $70 million of other charges, of which approximately $15 million was applied as of March 31, 1999. The suspension of depreciation on these assets held for disposition reduced occupancy and equipment expense by $4 million in the first quarter of 1999.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. The Company had three pending transactions as of April 1, 1999 with total assets of approximately $700 million, and anticipates that approximately $183 million in total consideration will be paid, principally in cash, upon consummation of these transactions. The pending transactions, subject to approval by regulatory agencies, are expected to be completed by the third quarter of 1999.

Transactions completed in the three months ended March 31, 1999 include:


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                Common
                                                                                   Cash         shares                 Method of
(in millions, except share amounts)                   Date         Assets          paid         issued                Accounting
--------------------------------------------------------------------------------------------------------------------------------
Mid-Penn Consumer Discount Company
 (Philadelphia, Pennsylvania) (F)               January 21         $   11          $ --        200,720                  Purchase
Century Business Credit Corporation
 (New York, New York) (W)                       February 1            342           213             --                  Purchase
Metropolitan Bancshares, Inc.
 (Aurora, Colorado) (C)                        February 23             64            --        700,881                  Purchase
Mercantile Financial Enterprises, Inc.
 (Brownsville, Texas) (C)                      February 26            779            --      4,702,695      Pooling of interests*

Riverton State Bank Holding Company
 (Riverton, Wyoming) (C)                          March 12             81            --        510,534                  Purchase
                                                                   ------         -----      ---------
                                                                   $1,277          $213      6,114,830
                                                                   ------         -----      ---------
                                                                   ------         -----      ---------

--------------------------------------------------------------------------------------------------------------------------------

* Pooling of interests transaction was not material to the Company's consolidated financial statements; accordingly, previously reported results have not been restated.
C - Community Banking Group; F - Norwest Financial; W - Wholesale Banking Group

2.  PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at March 31, 1999, December 31, 1998 and March 31, 1998. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

-----------------------------------------------------------------------------------------------------------------------------------
                                           Shares issued and outstanding         Carrying amount (in millions)           Adjustable
                                      ----------------------------------      --------------------------------       dividends rate
                                        MAR. 31,    Dec. 31,     Mar. 31,     MAR. 31,     Dec. 31,    Mar. 31,  -----------------
                                           1999        1998         1998         1999         1998        1998    Minimum   Maximum
                                      ---------   ---------    ---------      -------       ------      ------    -------   -------
Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)       1,500,000   1,500,000    1,500,000         $ 75         $ 75        $ 75        5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50)       4,000,000   4,000,000    4,000,000          200          200         200        7.0      13.0

Cumulative Tracking
   (Liquidation preference $200)        980,000     980,000      980,000          196          196         196       9.30      9.30

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       58,787          --           --           59           --          --      10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        8,740       8,740       29,498            9            9          30      10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       18,810      19,698       20,220           19           20          20       9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       21,466      22,068       22,644           21           22          23       8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       20,016      20,130       20,510           20           20          20      10.00     10.00

ESOP Cumulative Convertible
   (Liquidation preference $1,000)        9,661       9,726        9,956           10           10          10        9.0       9.0

Unearned ESOP shares (1)                     --          --           --         (145)         (84)       (108)        --        --
Less Cumulative Tracking
   held by subsidiary
   (Liquidation preference $200)         25,000      25,000       25,000            5            5           5       9.30      9.30
                                      ---------   ---------    ---------         ----         ----        ----

     Total                            6,592,480   6,535,362    6,557,828         $459         $463        $461
                                      ---------   ---------    ---------         ----         ----        ----
                                      ---------   ---------    ---------         ----         ----        ----
-----------------------------------------------------------------------------------------------------------------------------------

(1) In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

3.  EARNINGS PER COMMON SHARE

The table below presents earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

------------------------------------------------------------------------------------------------
                                                                          Quarter ended March 31,
                                                                   -----------------------------
(in millions, except per share amounts)                                 1999                1998
------------------------------------------------------------------------------------------------
Net income                                                          $    884            $    684
Less: Preferred stock dividends                                            9                   9
                                                                    --------            --------
Net income applicable to common stock                               $    875            $    675
                                                                    --------            --------
                                                                    --------            --------
EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                   $    875            $    675
                                                                    --------            --------
                                                                    --------            --------
Average common shares outstanding (denominator)                      1,647.1             1,615.7
                                                                    --------            --------
                                                                    --------            --------
Per share                                                           $    .53            $    .42
                                                                    --------            --------
                                                                    --------            --------
DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                   $    875            $    675
                                                                    --------            --------
                                                                    --------            --------
Average common shares outstanding                                    1,647.1             1,615.7
Add:   Stock options                                                    15.4                21.3
       Restricted share rights                                           1.7                 2.1
                                                                    --------            --------
Diluted average common shares outstanding
    (denominator)                                                    1,664.2             1,639.1
                                                                    --------            --------
                                                                    --------            --------
Per share                                                           $    .53            $    .41
                                                                    --------            --------
                                                                    --------            --------
------------------------------------------------------------------------------------------------

4.  OPERATING SEGMENTS

The Company has identified four distinct lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Norwest Mortgage and Norwest Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior quarters would be restated to allow comparability. Internal expense allocations are independently negotiated between operating segments and, where possible, service and price is measured against comparable services available in the external marketplace.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. The Group also offers investment management and other services to institutions, retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. This includes the Stagecoach and Advantage families of mutual funds as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equipment and transportation (auto, recreational vehicle, marine) loans as well as equity lines and loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, SBA financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

Community Banking provides access to customers through a wide range of channels. The Group encompasses a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additional services include 24-hour telephone centers, Telephone Banking Centers and the National Business Banking Center. Online banking services include Wells Fargo's Online Financial Services, the Company's personal computer banking service, and Business Gateway, a personal computer banking service exclusively for the small business customer.

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $5 million and maintains relationships with major corporations throughout the United States. The Wholesale Banking Group provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines, letters of credit, equipment leasing, international trade facilities, foreign exchange services, cash management and electronic products. The Group includes the majority ownership interest in the Wells Fargo HSBC Trade Bank which provides trade and the Export-Import Bank of the United States (EXIMBANK) (a public agency of the United States offering export finance support programs for American-made products) financing, letters of credit and collection services. The Group also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real Estate Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications and commercial real estate loan servicing.

NORWEST MORTGAGE'S activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others.

NORWEST FINANCIAL includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean and Latin America. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Credit cards are issued to its consumer finance customers through two credit card banks. Norwest Financial also provides accounts receivable, lease and other commercial financing and provides information services to the consumer finance industry.

THE RECONCILATION COLUMN includes the Company's investment securities portfolio, goodwill and the nonqualifying core deposit intangible, the difference between the provision for the line groups and the Company provision for loan losses, the net impact of transfer pricing loan and deposit balances, the cost of external debt, the elimination of intergroup noninterest income and expense, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the enterprise level.

The following table provides the results for the Company's four major operating segments.

-------------------------------------------------------------------------------------------------------------------
                                                                                              Recon-       Consoli-
(income/expense in millions,          Community    Wholesale      Norwest      Norwest     ciliation          dated
average balances in billions)           Banking      Banking     Mortgage    Financial        column (6)    Company
-------------------------------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31, 1999

NET INTEREST INCOME (1)                  $1,539         $348         $ 67         $324         $ (12)        $2,266
PROVISION FOR LOAN LOSSES (2)               153           36            3           75             3            270
NONINTEREST INCOME (3)                    1,096          243          316           73            (1)         1,727
NONINTEREST EXPENSE (3)                   1,468          195          271          237           171          2,342
                                         ------         ----        -----         ----         -----         ------
INCOME (LOSS) BEFORE INCOME
   TAX EXPENSE (BENEFIT)                  1,014          360          109           85          (187)         1,381
INCOME TAX EXPENSE (BENEFIT) (4)            341          133           40           31           (48)           497
                                         ------         ----        -----         ----         -----         ------
NET INCOME (LOSS)                        $  673         $227         $ 69         $ 54         $(139)        $  884
                                         ------         ----        -----         ----         -----         ------
                                         ------         ----        -----         ----         -----         ------
Quarter ended March 31, 1998

Net interest income (1)                  $1,547         $330         $ 38         $322         $ (43)        $2,194
Provision for loan losses (2)               167           33            1           96             8            305
Noninterest income (3)                      948          276          259           74           (24)         1,533
Noninterest expense (3)                   1,478          204          214          218           182          2,296
                                         ------         ----        -----         ----         -----         ------
Income (loss) before income
   tax expense (benefit)                    850          369           82           82          (257)         1,126
Income tax expense (benefit) (4)            315          148           30           30           (81)           442
                                         ------         ----        -----         ----         -----         ------
Net income (loss)                        $  535         $221         $ 52         $ 52         $(176)        $  684
                                         ------         ----        -----         ----         -----         ------
                                         ------         ----        -----         ----         -----         ------
QUARTER ENDED MARCH 31, 1999

AVERAGE LOANS                            $   65         $ 33         $  1         $  9         $  --         $  108
AVERAGE ASSETS                               99           41           27           11            21            199
AVERAGE CORE DEPOSITS                       113           10            5           --            --            128
RETURN ON EQUITY (5)                         46%          29%          18%          14%           --%            17%

Quarter ended March 31, 1998

Average loans                            $   63         $ 32         $  1         $  9         $  --         $  105
Average assets                               97           38           19           10            19            183
Average core deposits                       108            9            4           --            --            121
Return on equity (5)                         29%          27%          20%          16%           --%            14%

-------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Operating segments are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Norwest Mortgage's net interest income comprises interest revenue of $269 million and $191 million for the first quarter of 1999 and 1998, respectively, and interest expense of $202 million and $153 million for the first quarter of 1999 and 1998, respectively.)
(2) The provision allocated to the operating segments is based on actual provisions and adjusted in certain lines of business for management's current assessment of what would have been a normalized net charge-off ratio for these businesses. In any particular year, the actual net charge-offs can be higher or lower than the normalized provision allocated to those operating segments that were adjusted. The difference between the normalized provision for these lines of business and the consolidated Company provision is included in the reconciling column.

(3) Community Banking's charges to the product groups are shown as noninterest income (intersegment revenues) to the physical distribution channels and noninterest expense (intersegment expenditures) to the other operating segments. They amounted to $11 million and $13 million in the first quarter of 1999 and 1998, respectively. These charges are eliminated in the reconciling column in arriving at the consolidated Company totals for noninterest income and expense. All other noninterest revenues and expenses are derived from external sources.
(4) Taxes vary by geographic concentration of revenue generation. Taxes as presented are also higher than the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.
(5) Equity is allocated to the operating segments based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across operating segments.
(6) The material items in the reconciliation column related to the revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities, eliminations and unallocated items. Revenue includes Treasury activities of $51 million and $24 million; eliminations of $(20) million and $(35) million; and unallocated items of $(44) million and $(56) million for the first quarter of 1999 and 1998, respectively. Net income includes Treasury activities of $30 milllion and $17 million; eliminations of $(6) million and $(13) million; and unallocated items of $(163) million, and $(180) million for the first quarter of 1999 and 1998, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $126 million and $133 million for the first quarter of 1999 and 1998, respectively. The material items in the reconcilation column related to average assets include investment securities in Treasury of $13 billion and $10 billion and goodwill and nonqualifying CDI of $8 billion and $9 billion for the first quarter of 1999 and 1998, respectively.

5.  MORTGAGE BANKING ACTIVITIES

Mortgage banking activities include Norwest Mortgage and mortgage banking activities in other operating segments.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The outstanding balances of mortgage loans serviced for others were $257 billion at March 31, 1999 and $212 billion at March 31, 1998.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

-------------------------------------------------------------------------------------
                                                               Quarter ended March 31,
                                                              -----------------------
(in millions)                                                  1999              1998
-------------------------------------------------------------------------------------
Balance, beginning of quarter                                $3,144            $3,112
    Originations                                                265               130
    Purchases                                                   249               146
    Amortization                                               (294)             (171)
    Other, principally hedge activity                           327               (40)
                                                             ------            ------
                                                              3,691             3,177
    Less valuation allowance                                     64                64
                                                             ------            ------
Balance, end of quarter                                      $3,627            $3,113
                                                             ------            ------
                                                             ------            ------
-------------------------------------------------------------------------------------


The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at March 31, 1999 was approximately $3.7 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

There were no changes in the valuation allowance for capitalized mortgage servicing rights for the quarters ended March 31, 1999 and 1998.

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------
                                                                                                        % Change
                                                                         Quarter ended        Mar. 31, 1999 from
                                                       -------------------------------       -------------------
                                                        MAR. 31,   Dec. 31,    Mar. 31,      Dec. 31,    Mar. 31,
(in millions)                                              1999       1998        1998          1998        1998
----------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net (loss) income                                      $    884   $   (194)  $     684            --%         29 %
Net income (loss) applicable to common stock                875       (203)        675            --          30

Earnings (loss) per common share                       $    .53   $   (.12)  $     .42            --          26
Diluted (loss) earnings per common share                    .53       (.12)        .41            --          29

Dividends declared per common share                        .185       .185        .165            --          12

Average common shares outstanding                       1,647.1    1,642.4     1,615.7            --           2
Diluted average common shares outstanding               1,664.2    1,642.4     1,639.1             1           2

Profitability ratios (annualized)
   Net income to average total assets (ROA)                1.80%        -- %      1.51%           --          19
   Net income applicable to common stock to
     average common stockholders' equity (ROE)            17.33         --       14.20            --          22

Efficiency ratio (1)                                       58.7%      90.2 %      61.6%          (35)         (5)

Average loans                                          $107,834   $107,324   $ 105,398            --           2
Average assets                                          198,723    197,772     183,267            --           8
Average core deposits                                   128,133    127,810     121,247            --           6

Net interest margin                                        5.58%      5.60 %      5.87%           --          (5)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income (loss) applicable to common stock           $  1,008   $    (66)  $     812            --          24
Earnings (loss) per common share                            .61       (.04)        .50            --          22
Diluted earnings (loss) per common share                    .61       (.04)        .50            --          22
ROA                                                        2.17%        -- %      1.91%           --          14
ROE                                                       34.38         --       31.99            --           7
Efficiency ratio                                           54.9       86.1        57.3           (36)         (4)

AT QUARTER END
Securities available for sale                          $ 35,801   $ 31,997   $  31,148            12          15
Loans                                                   108,108    107,994     105,141            --           3
Allowance for loan losses                                 3,161      3,134       3,066             1           3
Goodwill                                                  7,747      7,664       7,970             1          (3)
Assets                                                  201,430    202,475     190,853            (1)          6
Core deposits                                           127,996    132,289     125,528            (3)          2
Common stockholders' equity                              20,817     20,296      19,311             3           8
Stockholders' equity                                     21,276     20,759      19,772             2           8
Tier 1 capital (3)                                       12,765     12,412      11,685             3           9
Total capital (Tiers 1 and 2) (3)                        17,009     16,733      15,908             2           7

Capital ratios
   Common stockholders' equity to assets                  10.33%     10.02 %     10.12%            3           2
   Stockholders' equity to assets                         10.56      10.25       10.36             3           2
   Risk-based capital (3)
     Tier 1 capital                                        8.23       8.08        8.19             2          --
     Total capital                                        10.97      10.90       11.15             1          (2)
   Leverage (3)                                            6.74       6.58        6.74             2          --

Book value per common share                            $  12.60   $  12.35   $   11.99             2           5

Staff (active, full-time equivalent)                     91,352     92,178      89,376            (1)          2

COMMON STOCK PRICE
High                                                   $  40.44   $  40.88   $   43.88            (1)         (8)
Low                                                       32.13      30.19       34.75             6          (8)
Quarter end                                               35.06      39.94       41.56           (12)        (16)

----------------------------------------------------------------------------------------------------------------


(1) The efficiency ratio is defined as noninterest expense divided by the total of net interest income and noninterest income.
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency ratio, net of applicable taxes. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $29 million and $863 million, respectively, for the quarter ended March 31, 1999. Goodwill amortization and average balance (which are not tax effected) were $104 million and $7,734 million, respectively, for the quarter ended March 31, 1999.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

On November 2, 1998, Norwest Corporation changed its name to "Wells Fargo & Company" upon the merger (the Merger) of the former Wells Fargo & Company (the former Wells Fargo) into a wholly owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest. The Merger was accounted for as a pooling of interests and, accordingly, the information included in the financial review presents the combined results as if the Merger had been in effect for all periods presented. Certain amounts for prior quarters in the financial review have been reclassified to conform with the current financial statement presentation.

Wells Fargo & Company is a $201 billion diversified financial services company providing banking, mortgage and consumer finance through about 6,000 stores and other distribution channels throughout North America, including all 50 states and elsewhere internationally. It ranked seventh in assets at March 31, 1999 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company together with its subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Net income for the first quarter of 1999 was $884 million, compared with $684 million for the first quarter of 1998. Diluted earnings per common share for the first quarter of 1999 were $.53, compared with $.41 for the first quarter of 1998.

Return on average assets (ROA) was 1.80% and return on average common equity
(ROE) was 17.33% for the first quarter of 1999, compared with 1.51% and 14.20%, respectively, for the first quarter of 1998.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible (CDI) ("cash" or "tangible" earnings) were $.61 per share for the first quarter of 1999, compared with $.50 for the first quarter of 1998. On the same basis, ROA was 2.17% and ROE was 34.38% for the first quarter of 1999, compared with 1.91% and 31.99%, respectively, for the first quarter of 1998.

Net interest income on a taxable-equivalent basis was $2,281 million for the first quarter of 1999, compared with $2,210 million for the first quarter of 1998. The Company's net interest margin was 5.58% for the first quarter of 1999, compared with 5.87% for the first quarter of 1998.

Noninterest income increased to $1,727 million for the first quarter of 1999, compared with $1,533 million for the first quarter of 1998. The increase was primarily due to net gains on sales of mortgages, net venture capital gains and higher trust and investment fees and commissions. A significant portion of the increase was offset by higher amortization of mortgage servicing rights.

Noninterest expense totaled $2,342 million for the first quarter of 1999, compared with $2,296 million for the first quarter of 1998. The efficiency ratio was reduced to 58.7% for the first quarter of 1999, compared with 61.6% for the same quarter of 1998. The Company expects to meet its pre-Merger target of approximately $650 million in annual pre-tax cost savings not later than 36 months after Merger consummation. About 25% of the cost savings are expected to be achieved within the first year.

The provision for loan losses was $270 million in the first quarter of 1999, compared with $305 million in the first quarter of 1998. During the first quarter of 1999, net charge-offs were $273 million, or 1.03% of average total loans (annualized), compared with $310 million, or 1.19%, during the first quarter of 1998. The allowance for loan losses was $3,161 million, or 2.92% of total loans, at March 31, 1999, compared with $3,134 million, or 2.90%, at December 31, 1998 and $3,066 million, or 2.92%, at March 31, 1998.

At March 31, 1999, total nonaccrual and restructured loans were $704 million, or .7% of total loans, compared with $710 million, or .7%, at December 31, 1998 and $721 million, or .7%, at March 31, 1998. Foreclosed assets amounted to $212 million at March 31, 1999, $167 million at December 31, 1998 and $205 million at March 31, 1998.

The Company's direct credit risk related to the ongoing volatility of the financial markets in Asia and, more recently, Latin America is predominantly short-term in nature and is relatively insignificant. However, the primary risk to the Company is the long-term effect of the Asian and Latin American financial markets on the economy of the U.S. and the Company's borrowers. Understanding this risk is more difficult and depends on the passage of time. To date, while certain domestic sectors to which the Company has direct credit exposure have been adversely impacted by the disruptions in Asian financial markets, the results have not been material enough to create any significant credit losses for the Company.

At March 31, 1999, the ratio of common stockholders' equity to total assets was 10.33%, compared with 10.02% at December 31, 1998 and 10.12% at March 31, 1998. The Company's total risk-based capital (RBC) ratio at March 31, 1999 was 10.97% and its Tier 1 RBC ratio was 8.23%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at March 31, 1998 were 11.15% and 8.19%, respectively. The Company's leverage ratio was 6.74% at March 31, 1999 and 1998, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which will be effective for the Company's financial statements for periods beginning January 1, 2000. This Statement requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

OPERATING SEGMENT RESULTS

COMMUNITY BANKING'S net income increased to $673 million in the first quarter of 1999 from $535 million in the first quarter of 1998, an increase of 26%. Net interest income declined by $8 million. A significant portion of the decrease in net interest income was due to the run-off and sales of credit card receivables and a decline in the former Wells Fargo real estate mortgage loans. Other loan portfolios remained stable. The provision for loan losses decreased by $14 million. A significant portion of the $148 million increase in noninterest income was due to net venture capital gains and higher trust and investment fees and commissions.

WHOLESALE BANKING'S net income increased to $227 million in the first quarter of 1999 from $221 million in the first quarter of 1998, an increase of 3%. Net interest income increased to $348 million, compared with $330 million in the first quarter of 1998. Average outstanding loan balances grew to $33 billion in the first quarter of 1999 from $32 billion in the first quarter of 1998, primarily as a result of growth in the asset-based lending, specialized financial services and commercial loan businesses. Noninterest income decreased to $243 million from $276 million. The decrease is primarily due to lower acquisition, development and construction investment income as well as lower gains from equity investments. The decrease was partially offset by increased trading income, service charges, fees and commissions, and foreign exchange gains. Noninterest expense decreased to $195 million from $204 million due to gains on the sale of foreclosed assets. Also, during the first quarter of 1999, Wholesale Banking completed the acquisition of Century Business Credit Corporation, which contributed to a $5 million increase in net interest income and a $1 million increase in noninterest income.

NORWEST MORTGAGE'S net income for the first quarter of 1999 increased by $17 million, or 33%, compared with the first quarter of 1998. The increase was principally due to increased mortgage loan fundings and growth in the servicing portfolio. Fundings were $28 billion for the first quarter of 1999, compared with $21 billion for the first quarter of 1998. The increase in funding volume was predominantly due to growth in the third party origination business. The percentage of fundings attributed to mortgage loan refinancing was approximately 58% for the first quarter of 1999, compared with 57% for the same quarter in 1998. The servicing portfolio increased to $257 billion at March 31, 1999 from $212 billion at March 31, 1998. The weighted average coupon on loans in the servicing portfolio was 7.3% at March 31, 1999 compared with 7.7% a year earlier. Total capitalized mortgage servicing rights amounted to $3.6 billion, or 1.41%, of the servicing portfolio at March 31, 1999, compared with $2.8 billion, or 1.33%, at March 31, 1998. The increase was largely due to portfolio growth, net of amortization and an increase in deferred hedge losses. Amortization of capitalized mortgage servicing rights was $294 million for the first quarter of 1999, compared with $153 million for the first quarter of 1998. The increase in amortization was largely due to increased assumed prepayments and increased balances of capitalized mortgage servicing associated with a larger servicing portfolio. Combined gains on sales of mortgages and servicing rights were $183 million for the first quarter of 1999, compared with $37 million for the first quarter of 1998. The increase is largely due to more favorable market conditions as well as increased levels of loan sales in the first quarter of 1999.

NORWEST FINANCIAL'S net income was $54 million in the first quarter of 1999, compared with $52 million in the first quarter of 1998, an increase of 4%. Net interest income increased $2 million, or 1%, due to an increase in earning assets which was substantially offset by a decrease in the net interest margin. The net interest margin decreased 66 basis points from the first quarter of 1998 reflecting a change in the portfolio mix combined with market pressures on yields. The provision for loan losses decreased 22% in the first quarter of 1999 mostly due to reduced charge-offs at Island Finance. Norwest Financial's noninterest expense increased $19 million, or 9%, from the first quarter of 1998 primarily due to acquisitions.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,281 million in the first quarter of 1999, compared with $2,210 million in the first quarter of 1998. The Company's net interest margin was 5.58% in the first quarter of 1999, compared with 5.87% in the first quarter of 1998. The decrease in the net interest margin was primarily due to lower yields on consumer and commercial loans as well as higher balances of lower yielding investment securities and mortgages held for sale, partially offset by decreased rates on consumer deposits.

Interest income included hedging income of $47 million in the first quarter of 1999, compared with $20 million in the first quarter of 1998. Interest expense included hedging expense of $26 million in the first quarter of 1999, compared with $20 million in the same quarter of 1998.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $107.8 billion in the first quarter of 1999, compared with $105.4 billion in the first quarter of 1998.

Investment securities averaged $32.2 billion during the first quarter of 1999, a 16% increase from $27.7 billion in the first quarter of 1998.

Average core deposits were $128.1 billion and $121.2 billion and funded 64% and 66% of the Company's average total assets in the first quarter of 1999 and 1998, respectively.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended March 31,
                                                                ------------------------------------------------------------
                                                                                      1999                               1998
                                                                --------------------------       ----------------------------
                                                                                  INTEREST                           Interest
                                                                AVERAGE   YIELDS/   INCOME/       Average    Yields/   income/
(in millions)                                                   BALANCE    RATES   EXPENSE        balance     rates   expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  1,160     5.01%   $   14       $  1,197      5.59%   $   17
Securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                4,716     5.63        65          4,817      6.02        71
  Securities of U.S. states and political subdivisions            1,686     8.30        33          1,513      8.56        31
  Mortgage-backed securities:
    Federal agencies                                             19,655     6.72       326         17,477      7.21       308
    Private collateralized mortgage obligations                   3,308     6.75        56          2,400      6.87        41
                                                               --------             ------        -------              ------
      Total mortgage-backed securities                           22,963     6.72       382         19,877      7.17       349
  Other securities                                                2,843     6.07        42          1,445      5.26        19
                                                               --------             ------        -------              ------
        Total securities available for sale                      32,208     6.58       522         27,652      6.93       470
Loans held for sale (3)                                           5,561     7.24        99          4,746      7.70        91
Mortgages held for sale (3)                                      15,407     6.71       258          9,790      6.97       170
Loans:
  Commercial                                                     34,875     8.53       735         31,769      9.22       723
  Real estate 1-4 family first mortgage                          11,263     8.90       251         13,331      8.67       285
  Other real estate mortgage                                     16,731     9.03       373         16,359      9.24       373
  Real estate construction                                        3,902     9.36        90          3,368      9.54        79
  Consumer:
    Real estate 1-4 family junior lien mortgage                  10,784     9.31       248          9,807     10.77       261
    Credit card                                                   5,549    13.64       189          6,428     14.95       240
    Other revolving credit and monthly payment                   16,683    11.76       489         18,137     11.95       540
                                                               --------             ------        -------              ------
      Total consumer                                             33,016    11.27       926         34,372     12.28     1,041
  Lease financing                                                 6,574     7.88       129          5,110      8.41       107
  Foreign                                                         1,473    21.05        77          1,089     20.50        56
                                                               --------             ------        -------              ------
        Total loans (4)                                         107,834     9.65     2,581        105,398     10.19     2,664
Other                                                             2,420     4.72        30          2,659      6.09        42
                                                               --------             ------       --------              ------
          Total earning assets                                 $164,590     8.59     3,504       $151,442      9.20     3,454
                                                               --------             ------       --------              ------
                                                               --------                          --------
FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  2,723      .90         7       $  2,641      1.64        11
  Market rate and other savings                                  55,578     2.37       325         51,370      2.62       331
  Savings certificates                                           27,062     4.90       327         28,062      5.30       367
  Other time deposits                                             3,714     5.13        47          4,186      5.54        57
  Deposits in foreign offices                                     1,047     4.20        11            783      5.01        10
                                                               --------             ------        -------              ------
      Total interest-bearing deposits                            90,124     3.23       717         87,042      3.62       776
Short-term borrowings                                            17,556     4.80       208         12,729      5.46       171
Long-term debt                                                   18,887     6.01       283         16,946      6.43       272
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           785     7.53        15          1,299      7.80        25
                                                               --------             ------       --------              ------
        Total interest-bearing liabilities                      127,352     3.88     1,223        118,016      4.27     1,244
Portion of noninterest-bearing funding sources                   37,238       --        --         33,426        --        --
                                                               --------             ------       --------              ------
          Total funding sources                                $164,590     3.01     1,223       $151,442      3.33     1,244
                                                               --------             ------       --------              ------
                                                               --------                          --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                            5.58%   $2,281                     5.87%   $2,210
                                                                           -----    ------                   ------    ------
                                                                           -----    ------                   ------    ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 11,239                          $ 10,749
Goodwill                                                          7,734                             8,022
Other                                                            15,160                            13,054
                                                               --------                          --------
          Total noninterest-earning assets                     $ 34,133                          $ 31,825
                                                               --------                          --------
                                                               --------                          --------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 42,770                          $ 39,174
Other liabilities                                                 7,652                             6,337
Preferred stockholders' equity                                      462                               462
Common stockholders' equity                                      20,487                            19,278
Noninterest-bearing funding sources used to
  fund earning assets                                           (37,238)                          (33,426)
                                                               --------                          --------
          Net noninterest-bearing funding sources              $ 34,133                          $ 31,825
                                                               --------                          --------
                                                               --------                          --------

TOTAL ASSETS                                                   $198,723                          $183,267
                                                               --------                          --------
                                                               --------                          --------
---------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 7.75% and 8.50% for the quarters ended March 31, 1999 and 1998, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.00% and 5.66% for the quarters ended March 31, 1999 and 1998, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)  Yields are based on amortized cost balances.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME

-----------------------------------------------------------------------------------------------------
                                                                                 Quarter
                                                                          ended March 31,
                                                                     -------------------            %
 (in millions)                                                       1999           1998       Change
-----------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                $  344         $  305           13%
Trust and investment fees and commissions:
   Asset management and custody fees                                  184            161           14
   Mutual fund and annuity sales fees                                  90             75           20
   All other                                                           26             23           13
                                                                   ------         ------
     Total trust and investment fees and commissions                  300            259           16

Credit card fee revenue                                               132            121            9
Other fees and commissions:
   Cash network fees                                                   58             51           14
   Charges and fees on loans                                           76             71            7
   All other                                                          104             99            5
                                                                   ------         ------
     Total other fees and commissions                                 238            221            8

Mortgage banking: (1)
   Origination and other closing fees                                 113            109            4
   Servicing fees, net of amortization                                (45)            56           --
   Net gains on sales of mortgages                                    200             54          270
   Other                                                               59             57            4
                                                                   ------         ------
     Total mortgage banking                                           327            276           18

Insurance                                                              85             95          (11)
Net venture capital gains                                             112             59           90
Net gains (losses) on securities available for sale                    (2)            19           --
Income from equity investments accounted
  for by the:
   Cost method                                                         33             50          (34)
   Equity method                                                       21             15           40
Net gains on sales of loans                                            13             18          (28)
Net losses from dispositions of operations                             (1)            (3)         (67)
All other                                                             125             98           28
                                                                   ------         ------

     Total                                                         $1,727         $1,533           13%
                                                                   ------         ------          ---
                                                                   ------         ------          ---
------------------------------------------------------------------------------------------------------------------

(1)  See page 18 for discussion of Norwest Mortgage noninterest income.

The increase in trust and investment fees and commissions for the first quarter 1999 was primarily due to an overall increase in mutual fund management fees, reflecting the overall growth in the fund families' net assets. The Company managed 85 mutual funds consisting of $53.3 billion of assets at March 31, 1999 that included 42 Stagecoach Funds ($28.9 billion) and 43 Norwest Advantage Funds ($24.4 billion), compared with 80 mutual funds consisting of $45.6 billion of assets at March 31, 1998 that included 37 Stagecoach Funds ($24.5 billion) and 43 Norwest Advantage Funds ($21.1 billion). The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $397 billion and $367 billion at March 31, 1999 and 1998, respectively.

The increase in net venture capital gains was due to the sales of certain venture capital securities whose market value had increased since the time the investments were made. Sales of venture captial securities generally relate to the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

NONINTEREST EXPENSE

---------------------------------------------------------------------------------------------
                                                                         Quarter
                                                                  ended March 31,
                                                             -------------------
                                                                                            %
 (in millions)                                               1999           1998       Change
---------------------------------------------------------------------------------------------
Salaries                                                   $  725         $  684            6 %
Incentive compensation                                        134            135           (1)
Employee benefits                                             199            188            6
Equipment                                                     191            184            4
Net occupancy                                                 186            189           (2)
Goodwill                                                      104            104           --
Core deposit intangible:
   Nonqualifying (1)                                           46             56          (18)
   Qualifying                                                   6              7          (14)
Net losses on dispositions of premises
   and equipment                                                2              7          (71)
Operating losses                                               29             39          (26)
Outside professional services                                  73             58           26
Contract services                                              90             73           23
Telecommunications                                             61             58            5
Outside data processing                                        76             49           55
Advertising and promotion                                      50             54           (7)
Postage                                                        57             54            6
Travel and entertainment                                       55             49           12
Stationery and supplies                                        39             41           (5)
Insurance                                                      36             38           (5)
Security                                                       21             22           (5)
All other                                                     162            207          (22)
                                                           ------         ------

   Total                                                   $2,342         $2,296            2 %
                                                           ------         ------         ----
                                                           ------         ------         ----
---------------------------------------------------------------------------------------------

(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in salaries and employee benefits was partly due to an increase in active full-time equivalent (FTE) staff. The Company's FTE staff was 91,352 at March 31, 1999, compared with 89,376 at March 31, 1998.

A significant portion of the increase in outside data processing was due to the outsourcing of credit card processing in the third quarter of 1998 and increased volume due to acquisitions.

During the first quarter of 1999, the former Norwest and the former Wells Fargo continued with their enterprise-wide project to prepare the Company's systems for Year 2000 compliance. The Year 2000 issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. "Systems" includes hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as date impacted processors in automated systems such as elevators, telephone systems, security systems, vault systems, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is vital to the successful continuation of a core business activity.

The former Norwest's Year 2000 readiness project is divided into four phases
- Phase I: a comprehensive assessment and inventory of applicable software, system hardware devices, data and voice communication devices and embedded technology to determine Year 2000 vulnerability and risk; Phase II: date detection on systems to determine which systems must be remediated and which systems are compliant and require testing only, determination of the resources and costs, and the development of schedules; Phase III: repair, replacement and/or retirement of systems that are determined not to be Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to the Company, such as customers and suppliers; and Phase IV: integration testing on applicable systems to validate that interfaces are Year 2000 compliant and contingency planning. The former Norwest has substantially completed Phases I, II and III of its Year 2000 project.

The former Wells Fargo uses a four-phase plan for achieving Year 2000 readiness. The Assessment Phase (Phase I) determines which computers, operating systems, applications and facilities require remediation and prioritizing those remediation efforts. This has been completed except for the on-going assessment of new systems. The Renovation Phase (Phase II) corrects or replaces any non-compliant hardware, software or facilities. This phase has been substantially completed. All renovated software, both in-house applications and vendor software, was placed back into production before the Validation Phase (Phase III). The Validation Phase, which tests in-house systems, vendor software and service providers, is in process. During Phase IV, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions and others.

It is anticipated that the Company will have substantially completed the unfinished phases discussed in the preceding two paragraphs by June 30, 1999. In addition to the four phases described above, each of the former Norwest and the former Wells Fargo have on-going awareness programs to communicate Year 2000 matters to employees and customers.

The Company's Year 2000 Project Office oversees the Year 2000 efforts of the Company and all of its subsidiaries. Representatives from other areas of the Company, including the law department, audit, risk management and corporate communications, provide support for the Year 2000 project. In addition, as a financial services organization, the Company is under the supervision of federal regulatory agencies which have provided guidelines and are performing ongoing monitoring of the Year 2000 readiness of the Company.

The Company may be affected by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers and business partners, whose financial condition or operational capability is significant to the Company. The Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties and governmental entities and the testing of major external interfaces with third parties which the Company has determined are critical. Using a combination of surveys and direct communication, the Company has evaluated its major credit customers, assessed their Year 2000 efforts, and incorporated any identified Year 2000 customer risks into the Company's credit risk analysis processes.

In addition to assessing the readiness of external parties, the Company is developing business resumption contingency plans for its core business systems which will include plans to mitigate the effects of any internal operational problems or any problems caused by counterparties whose failure to properly address Year 2000 issues may adversely affect the Company's ability to perform certain functions. These business resumption contingency plans are being implemented by using existing Business Continuity Plans which have been augmented with Year 2000 scenarios. The contingency plans will be validated and subject to review by a qualified, independent party, such as an internal auditor or an employee who was not involved directly in developing such plans. Regulatory required plans for the turn-of-the-century weekend, December 31, 1999 through January 3, 2000, will be completed and tested during the third quarter of 1999.

The Company currently estimates that its total cost for the Year 2000 project will approximate $315 million. Through March 31, 1999, the Company has incurred charges of $233 million related to its Year 2000 project including $31 million in the first quarter of 1999. Charges for the former Norwest include the cost of internal staff redeployed to the Year 2000 project, as well as external consulting costs and costs of accelerated replacement of hardware and software due to Year 2000 issues. Charges for the former Wells Fargo include the cost of external consulting and costs of accelerated replacement of hardware and software, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff for the former Wells Fargo will have a material impact on the financial condition or results of operations for the Company.

The previous paragraphs contain a number of forward-looking statements. These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, and whether the Company's customers, vendors, competitors and counterparties effectively address the Year 2000 issue.

If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Year 2000 disclosures contained in this Form 10-Q are designated as Year 2000 Readiness Disclosures related to the Year 2000 Information and Readiness Disclosure Act.

INCOME TAXES

The Company's effective income tax rate was 36% for the first quarter of 1999, compared with 39% for the first quarter of 1998. The lower effective rate resulted from a reduction of state income tax and an increase in charitable donations of appreciated securities.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" or "tangible") for the quarter ended March 31, 1999.

----------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended
(in millions, except per share amounts)                                                     March 31, 1999
----------------------------------------------------------------------------------------------------------
                                                                            Amortization
                                                               -------------------------
                                                                           Nonqualifying
                                             Reported                       core deposit             "Cash"
                                             earnings          Goodwill       intangible          earnings
----------------------------------------------------------------------------------------------------------
Income before income tax expense               $1,381              $104             $ 46            $1,531
   Income tax expense                             497                --               17               514
                                               ------             -----             ----            ------
Net income                                        884               104               29             1,017
   Preferred stock dividends                        9                --               --                 9
                                               ------             -----             ----            ------
Net income applicable to common stock          $  875              $104             $ 29            $1,008
                                               ------             -----             ----            ------
                                               ------             -----             ----            ------
Earnings per common share                      $  .53              $.06             $.02            $  .61
                                               ------             -----             ----            ------
                                               ------             -----             ----            ------
Diluted earnings per common share              $  .53              $.06             $.02            $  .61
                                               ------             -----             ----            ------
                                               ------             -----             ----            ------
----------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended March 31, 1999 were calculated as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                        March 31, 1999
-------------------------------------------------------------------------------------------------------------------
                           ROA:                      A / (C-E)  =               2.17%
                           ROE:                      B / (D-E)  =              34.38%
                           Efficiency:               (F-G) / H  =              54.89%

Net income                                                                                            $  1,017   (A)
Net income applicable to common stock                                                                    1,008   (B)
Average total assets                                                                                   198,723   (C)
Average common stockholders' equity                                                                     20,487   (D)
Average goodwill ($7,734) and after-tax nonqualifying core deposit intangible ($863)                     8,597   (E)
Noninterest expense                                                                                      2,342   (F)
Amortization expense for goodwill and nonqualifying core deposit intangible                                150   (G)
Net interest income plus noninterest income                                                              3,993   (H)

-------------------------------------------------------------------------------------------------------------------

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" or "tangible" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale (there were no securities held to maturity at the end of the periods presented):

-----------------------------------------------------------------------------------------------------------------------
                                                                 MARCH 31,           December 31,              March 31,
                                                                     1999                   1998                   1998
                                                     --------------------    -------------------    -------------------
                                                                ESTIMATED              Estimated              Estimated
                                                                     FAIR                   fair                   fair
(in millions)                                            COST       VALUE       Cost       value        Cost      value
-----------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
    federal agencies                                  $ 7,629     $ 7,582    $ 3,260    $ 3,287      $ 8,479    $ 8,493
Securities of U.S. states and
    political subdivisions                              1,867       1,968      1,683      1,794        1,615      1,704
Mortgage-backed securities:
    Federal agencies                                   20,085      20,314     20,539     20,804       16,890     17,277
    Private collateralized mortgage obligations (1)     3,313       3,313      3,420      3,440        2,378      2,390
                                                      -------     -------    -------    -------      -------    -------
      Total mortgage-backed securities                 23,398      23,627     23,959     24,244       19,268     19,667
Other                                                   1,929       1,922      1,879      1,899          717        607
                                                      -------     -------    -------    -------      -------    -------
    Total debt securities                              34,823      35,099     30,781     31,224       30,079     30,471
Marketable equity securities                              393         702        386        773          278        677
                                                      -------     -------    -------    -------      -------    -------

    Total                                             $35,216     $35,801    $31,167    $31,997      $30,357    $31,148
                                                      -------     -------    -------    -------      -------    -------
                                                      -------     -------    -------    -------      -------    -------
-----------------------------------------------------------------------------------------------------------------------

(1) Substantially all private collateralized mortgage obligations are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The securities available for sale portfolio includes both debt and marketable equity securities. At March 31, 1999, the securities available for sale portfolio had an unrealized net gain of $585 million, or less than 2% of the cost of the portfolio, comprised of unrealized gross gains of $798 million and unrealized gross losses of $213 million. At December 31, 1998, the securities available for sale portfolio had an unrealized net gain of $830 million, comprised of unrealized gross gains of $919 million and unrealized gross losses of $89 million. At March 31, 1998, the securities available for sale portfolio had an unrealized net gain of $791 million, comprised of unrealized gross gains of $843 million and unrealized gross losses of $52 million. The unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a separate component of cumulative other comprehensive income in stockholders' equity.

For the quarter ended March 31, 1999, the sales of securities in the securities available for sale portfolio resulted in a realized net loss of $2 million, comprised of realized gross losses of $17 million and realized gross gains of $15 million. The sales of securities in the securities available for sale portfolio resulted in a realized net gain of $19 million, comprised of realized gross gains of $24 million and realized gross losses of $5 million for the quarter ended March 31, 1998. The Company may decide to sell certain of the securities available for sale to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

The weighted average expected maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 1 month at March 31, 1999. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At March 31, 1999, mortgage-backed securities, including collateralized mortgage obligations (CMOs), represented $23.6 billion, or 66% of the Company's securities available for sale portfolio. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $23.6 billion to $21.9 billion and the expected remaining maturity of these securities would increase from 4 years and 8 months to 6 years and 8 months.

LOAN PORTFOLIO

-----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                     Mar. 31, 1999 from
                                                                                                 ----------------------
                                                       MAR. 31,       Dec. 31,       Mar. 31,    Dec. 31,       Mar. 31,
(in millions)                                             1999           1998           1998        1998           1998
-----------------------------------------------------------------------------------------------------------------------
Commercial                                            $ 35,232       $ 35,450       $ 32,416          (1)%            9%
Real estate 1-4 family first mortgage                   11,328         10,709         12,589           6            (10)
Other real estate mortgage                              16,903         16,668         16,329           1              4
Real estate construction                                 3,942          3,790          3,423           4             15
Consumer:
   Real estate 1-4 family junior lien mortgage          10,786         10,691         10,073           1              7
   Credit card                                           5,394          5,795          6,232          (7)           (13)
   Other revolving credit and monthly payment           16,392         16,902         17,727          (3)            (8)
                                                      --------       --------       --------
      Total consumer                                    32,572         33,388         34,032          (2)            (4)
Lease financing                                          6,645          6,380          5,231           4             27
Foreign                                                  1,486          1,609          1,121          (8)            33
                                                      --------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $2,951, $2,967 and $2,899)                   $108,108       $107,994       $105,141          -- %            3%
                                                      --------       --------       --------          --             --
                                                      --------       --------       --------          --             --
-----------------------------------------------------------------------------------------------------------------------


NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-------------------------------------------------------------------------------------------------------------------
                                                                           MAR. 31,         Dec. 31,        Mar. 31,
(in millions)                                                                 1999             1998            1998
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans (1)(2)                                                       $703             $709            $712
Restructured loans (3)                                                           1                1               9
                                                                              ----            -----            ----
Nonaccrual and restructured loans                                              704              710             721
As a percentage of total loans                                                  .7 %             .7 %            .7 %

Foreclosed assets                                                              212              167             205
Real estate investments (4)                                                      1                1               4
                                                                              ----            -----            ----
Total nonaccrual and restructured loans
   and other assets                                                           $917             $878            $930
                                                                              ----            -----            ----
                                                                              ----            -----            ----
-------------------------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Of the total nonaccrual loans, $335 million, $388 million and $435 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).
(3) In addition to originated loans that were subsequently restructured, there were loans of $23 million for the periods presented that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance or the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, $23 million were considered impaired under FAS 114 for the periods presented.
(4) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $130 million, $128 million and $162 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

The Company generally identifies loans to be evaluated for impairment under FAS 114, Accounting by Creditors for Impairment of a Loan, when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Not all impaired loans are necessarily placed on nonaccrual status. That is, restructured loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under FAS 114.

For loans covered under FAS 114, the Company makes an assessment for impairment when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the Company will measure the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

---------------------------------------------------------------------------------------------------
                                               MAR. 31,                Dec. 31,             Mar. 31,
(in millions)                                     1999                    1998                 1998
---------------------------------------------------------------------------------------------------
Impairment measurement based on:
    Collateral value method                       $289                    $329                 $372
    Discounted cash flow method                     60                      67                   62
    Historical loss factors                          9                      15                   24
                                                  ----                    ----                 ----
      Total (1)(2)                                $358                    $411                 $458
                                                  ----                    ----                 ----
                                                  ----                    ----                 ----
---------------------------------------------------------------------------------------------------

(1) Includes accruing loans of $23 million purchased at a steep discount for the periods presented whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.
(2) Includes $165 million, $155 million, and $143 million of impaired loans with a related FAS 114 allowance of $64 million, $37 million and $41 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

The average recorded investment in impaired loans was $366 million and $438 million during the first three months of 1999 and 1998, respectively. Total interest income recognized on impaired loans was $2 million and $4 million during the first three months of 1999 and 1998, respectively, which was primarily recorded using the cash method.

The Company uses either the cash or cost recovery method to record cash receipts on impaired loans that are on nonaccrual. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt. Loans on the cost recovery method may be changed to the cash method when the application of the cash payments has reduced the principal balance to a level where collection of the remaining recorded investment is no longer in doubt.

The Company anticipates normal influxes of nonaccrual loans as it further increases its lending activity as well as resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions that may be classified as nonaccrual based on its policies.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period (generally, 180 days). Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 120 days of becoming past due and such nonaccrual loans are excluded from the following table.

------------------------------------------------------------------------------------------------------
                                                            MAR. 31,         Dec. 31,          Mar. 31,
(in millions)                                                  1999             1998              1998
------------------------------------------------------------------------------------------------------
Commercial                                                     $ 28             $  9              $ 20
Real estate 1-4 family first mortgage                            13               17                40
Other real estate mortgage                                       44               41                30
Real estate construction                                          8                6                 3
Consumer:
     Real estate 1-4 family junior lien mortgage                  5               32                40
     Credit card                                                112              133               156
     Other revolving credit and monthly payment                  90              104                94
                                                               ----             ----              ----
        Total consumer                                          207              269               290
                                                               ----             ----              ----
     Total                                                     $300             $342              $383
                                                               ----             ----              ----
                                                               ----             ----              ----
------------------------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------
                                                                      Quarter ended March 31,
                                                                     -----------------------
(in millions)                                                            1999           1998
--------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                                          $3,134         $3,062

Allowances related to business combinations, net                           30              9

Provision for loan losses                                                 270            305

Loan charge-offs:
    Commercial                                                            (81)           (58)
    Real estate 1-4 family first mortgage                                  (1)            (5)
    Other real estate mortgage                                             (8)            (3)
    Real estate construction                                               --             (1)
    Consumer:
       Real estate 1-4 family junior lien mortgage                         (9)            (6)
       Credit card                                                       (110)          (141)
       Other revolving credit and monthly payment                        (127)          (179)
                                                                       ------         ------
          Total consumer                                                 (246)          (326)
    Lease financing                                                       (11)           (12)
    Foreign                                                               (15)           (10)
                                                                       ------         ------
              Total loan charge-offs                                     (362)          (415)
                                                                       ------         ------

Loan recoveries:
    Commercial                                                             13             25
    Real estate 1-4 family first mortgage                                   1              4
    Other real estate mortgage                                             17             11
    Real estate construction                                               --              1
    Consumer:
       Real estate 1-4 family junior lien mortgage                          3              2
       Credit card                                                         13             15
       Other revolving credit and monthly payment                          36             42
                                                                       ------         ------
          Total consumer                                                   52             59
    Lease financing                                                         3              3
    Foreign                                                                 3              2
                                                                       ------         ------
              Total loan recoveries                                        89            105
                                                                       ------         ------
                Total net loan charge-offs                               (273)          (310)
                                                                       ------         ------

BALANCE, END OF QUARTER                                                $3,161         $3,066
                                                                       ------         ------
                                                                       ------         ------

Total net loan charge-offs as a percentage
    of average loans (annualized)                                        1.03%          1.19%
                                                                       ------         ------
                                                                       ------         ------

Allowance as a percentage of total loans                                 2.92%          2.92%
                                                                       ------         ------
                                                                       ------         ------
---------------------------------------------------------------------------------------------

The largest category of net charge-offs in the first quarter of 1999 was credit card loans. This category comprised 36% and 41% of total net charge-offs in the first quarter of 1999 and 1998, respectively. During the first quarter of 1999, credit card gross charge-offs due to bankruptcies were $39 million, or 35%, of total credit card gross charge-offs, compared with $53 million, or 42%, in the fourth quarter of 1998 and $55 million, or 39%, in the first quarter of 1998. In addition, credit card loans 30 to 89 days past due and still accruing totaled $187 million at March 31, 1999, compared with $154 million at December 31, 1998 and $255 million at March 31, 1998.

The Company considers the allowance for loan losses of $3,161 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at March 31, 1999. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS


-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   1999                    1998                   1998
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                             $ 2,426                 $ 2,392                $ 1,971
Government National Mortgage Association (GNMA)
  pool buy outs                                                2,074                   1,624                    968
Trading assets                                                 1,839                     760                  2,204
Interest receivable                                            1,140                   1,062                  1,083
Foreclosed assets                                                212                     167                    205
Certain identifiable intangible assets                           241                     212                    226
Due from customers on acceptances                                133                     128                    100
Interest earning deposits                                        131                     113                    105
Other                                                          6,965                   4,436                  4,242
                                                             -------                 -------                -------

        Total interest receivable and other assets           $15,161                 $10,894                $11,104
                                                             -------                 -------                -------
                                                             -------                 -------                -------
-------------------------------------------------------------------------------------------------------------------


Income from nonmarketable equity investments accounted for using the cost method was $33 million and $50 million in the first quarter of 1999 and 1998, respectively.

The increase in GNMA pool buyouts was due to additional advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors.

Trading assets consist predominantly of securities, including corporate debt and U.S. government agency obligations. The increase at March 31, 1999 compared with December 31, 1998 was primarily due to an increase in U.S. Treasury bills and U.S. Treasury notes. Income from trading assets was $42 million and $44 million in the first quarter of 1999 and 1998, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $12 million and $22 million in the first quarter of 1999 and 1998, respectively.

The increase in "Other" from December 31, 1998 was primarily due to increases in certain income tax and bond customer receivables.

DEPOSITS

-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   1999                    1998                   1998
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                         $ 42,322                $ 46,732               $ 43,027
Interest-bearing checking                                      3,265                   2,908                  3,444
Market rate and other savings                                 55,754                  55,152                 51,271
Savings certificates                                          26,655                  27,497                 27,786
                                                            --------                --------               --------
    Core deposits                                            127,996                 132,289                125,528
Other time deposits                                            3,758                   3,753                  4,199
Deposits in foreign offices                                      586                     746                    421
                                                            --------                --------               --------

        Total deposits                                      $132,340                $136,788               $130,148
                                                            --------                --------               --------
                                                            --------                --------               --------
-------------------------------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital
(RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                        To be well
                                                                                                     capitalized under
                                                                                                        the FDICIA
                                                                            For capital              prompt corrective
                                                       Actual         adequacy purposes              action provisions
                                              ---------------       ------------------            ---------------------
(in billions)                                 Amount    Ratio         Amount     Ratio             Amount        Ratio
---------------------------------------       ------    -----       --------    ------            -------       -------
As of March 31, 1999:
    Total capital (to risk-weighted assets)
        Wells Fargo & Company                  $17.0     10.97%     >$12.4     >8.00%
                                                                    -          -
        Norwest Bank Minnesota, N.A.             2.2     12.06      > 1.5      >8.00               >$1.8        >10.00%
                                                                    -          -                   -            -
        Wells Fargo Bank, N.A.                   8.2     12.01      > 5.4      >8.00               > 6.8        >10.00
                                                                    -          -                   -            -

    Tier 1 capital (to risk-weighted assets)
        Wells Fargo & Company                  $12.8      8.23%     >$6.2      >4.00%
                                                                    -          -
        Norwest Bank Minnesota, N.A.             1.9     10.33      >  .7      >4.00               >$1.1        > 6.00%
                                                                    -          -                   -            -
        Wells Fargo Bank, N.A.                   5.4      8.03      > 2.7      >4.00               > 4.1        > 6.00
                                                                    -          -                   -            -

    Tier 1 capital (to average assets)
      (Leverage ratio)

        Wells Fargo & Company                  $12.8      6.74%     >$7.6      >4.00%(1)
                                                                    -          -
        Norwest Bank Minnesota, N.A.             1.9      6.16      > 1.2      >4.00 (1)            >$1.5       >5.00%
                                                                    -          -                    -           -
        Wells Fargo Bank, N.A.                   5.4      6.94      > 3.1      >4.00 (1)            > 3.9       >5.00
                                                                    -          -                    -           -

--------------------------------------------------------------------------------------------------------------------------

(1) The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that have implemented the risk-based capital measure for market risk, and for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at March 31, 1999 and December 31, 1998.

------------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31, 1999                             December 31, 1998
                                ------------------------------------------    ------------------------------------------
                                 NOTIONAL OR         CREDIT      ESTIMATED     Notional or         Credit      Estimated
                                 CONTRACTUAL           RISK           FAIR     contractual           risk           fair
(in millions)                         AMOUNT      AMOUNT (3)         VALUE          amount      amount (3)         value
------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
   HEDGES
Interest rate contracts:
   Swaps (1)                         $28,048           $506           $499         $24,429           $735           $686
   Futures                            93,295             --             --          62,348             --             --
   Floors and caps (1)                39,531            335            335          33,598            504            504
   Options (2)                        27,368             26             45          25,822            112            101
   Forwards (1)                       42,403             51            (31)         41,283             11            (58)

Foreign exchange contracts:
   Forward contracts (1)                 163              1              1             168             --             (1)

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
   Swaps (1)                          10,569             62             --           7,795             81             10
   Futures                            14,768             --             --           8,440             --             --
   Floors and caps purchased (1)       4,892             26             26           5,619             42             42
   Floors and caps written             5,062             --            (31)          5,717             --            (42)
   Forwards (1)                          484              6              1             850             24              4

Commodity contracts:
   Swaps (1)                             108              2             --              78              4             --
   Floors and caps purchased (1)          15              1              1               4             --             --
   Floors and caps written                15             --             (1)              4             --             --

Foreign exchange contracts:
   Forwards and spots (1)              3,617             40              5           3,524             37              2
   Options purchased (1)                  65              1              1              44              2              2
   Options written                        55             --             --              43             --             (2)
------------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these or the underlying financial instruments.

(2) At March 31, 1999, a significant portion of purchased option contracts were options on futures contracts which are exchange traded for which the exchange assumes counterparty risk.

(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.


The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps, options and interest rate swap agreements. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. It does not in itself represent amounts exchanged by the parties and therefore is not a measure of exposure through the use of derivatives nor of exposure to liquidity risk. The Company is primarily an end-user of these instruments. The Company also offers contracts to its customers but offsets such contracts by purchasing other financial contracts or uses the contracts for asset/liability management. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company controls the credit risk of its financial contracts except for contracts for which credit risk is DE MINIMUS through credit approvals, limits and monitoring procedures. Credit risk related to derivative financial instruments is considered and, if material, provided for separately from the allowance for loan losses. As the Company generally enters into transactions only with high quality counterparties, losses associated with counterparty nonperformance on derivative financial instruments have been immaterial. Further, the Company obtains collateral where appropriate and uses master netting arrangements in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as amended by FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.

LIQUIDITY AND CAPITAL MANAGEMENT

The Company manages its liquidity and capital at both the parent and subsidiary levels.

In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the Company's securities available for sale portfolio.

Liquidity for the Parent is provided by dividend and interest income from its subsidiaries, potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. In 1996, the Company filed a universal registration statement with the Securities and Exchange Commission that allows for the issuance of $5 billion of domestic debt and equity securities, excluding common stock. In 1996, the Parent established a $2 billion Euro Medium-Term Note program (Euro MTN). The proceeds from the sale of any securities are expected to be used for general corporate purposes. As of March 31, 1999, the Company had issued $4.4 billion of domestic securities under the universal registration statement and $300 million under the Euro MTN program.

Since 1986, the Company has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the Company's benefit plans and other common stock issuance requirements, including acquisitions accounted for as purchases. In January of 1999, the Board of Directors authorized the repurchase of up to 8 million additional shares of the Company's outstanding common stock. As of March 31, 1999, the total remaining common stock purchase authority was approximately
5.2 million shares. In April of 1999, the Board of Directors authorized the repurchase of up to 9 million additional shares of the Company's outstanding common stock.

In April 1999, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 20 cents per share from 18.5 cents, representing an 8% increase in the quarterly dividend rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available for sale, deposit liabilities, short-term borrowings, long-term debt and derivative financial instruments used for asset/liability management. Interest rate risk occurs when assets and liabilities reprice at different times as interest rates change. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. The Company refers to this type of risk as "term structure risk." There is, however, another source of interest rate risk which results from changing spreads between asset and liability rates. The Company calls this type of risk "basis risk;" it is a significant source of interest rate risk for the Company and is more difficult to quantify and manage than term structure risk. Two primary components of basis risk for the Company are the spread between prime-based loans and market rate account (MRA) savings deposits and the rate paid on savings and interest-bearing checking accounts as compared to LIBOR-based loans.

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage the sensitivity of net interest spreads and net income to potential changes in interest rates and to enhance profitability in ways that promise sufficient reward for understood and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates in the other-than-trading portfolio.

The Company's net interest income simulation includes all other-than-trading financial assets, financial liabilities, derivative financial instruments and leases where the Company is the lessor. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. This simulation measures both the term structure risk and the basis risk in the Company's positions. The simulation also captures the option characteristics of products, such as caps and floors on floating rate loans, the right to prepay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled directly in the simulation either through the use of option pricing models, in the case of caps and floors on loans, or through statistical analysis of historical customer behavior, in the case of mortgage loan prepayments or non-maturity deposits.

The simulation model is used to measure the impact on after-tax net income, relative to a base case scenario, of rates increasing or decreasing 100 basis points over the next 12 months. At March 31, 1999, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates which would result in a decrease in net income of $61 million. In the simulation which was run at December 31, 1998, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates which would result in a decrease in net income of $26 million.

The Company uses interest rate derivative financial instruments as asset/liability management tools to hedge mismatches in interest rate exposures indicated by the net interest income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rates on their funding sources. For example, the Company uses interest rate futures to shorten the rate maturity of MRA savings deposits to better match the maturity of prime-based loans. The Company also purchases interest rate floors to protect against the loss in interest income on LIBOR-based loans during a declining interest rate environment. Additionally, receive-fixed rate swaps are used to convert floating-rate loans into fixed rates to better match the liabilities that fund the loans. The Company also uses derivatives including floors, futures contracts and options on futures contracts to hedge the Company's mortgage servicing rights.

The Company considers the fair values and the potential near term losses to future earnings related to its customer accommodation derivative financial instruments to be immaterial.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

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

                (d) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

                (e) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

                (f) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 20, 1996

                (g) Certificate of Designations for the Company's 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

                (h) Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

               3(i) Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

                (j) Certificate of Designations for the Company's Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                (k) Certificate of Designations for the Company's Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                (l) Certificate of Designations for the Company's Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                (m) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

                (n) Certificate of Designations for the Company's 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

                (o) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

               4(a)   See Exhibits 3(a) through 3(o)

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

              27      Financial Data Schedule

              99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.10 and 1.88 for the quarters ended March 31, 1999 and 1998, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.58 and 3.22 for the quarters ended March 31, 1999 and 1998, respectively.

                (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.08 and 1.85 for the quarters ended March 31, 1999 and 1998, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.49 and 3.12 for the quarters ended March 31, 1999 and 1998, respectively.

         (b) The Company filed the following reports on Form 8-K during the first quarter of 1999:

                (1) January 19, 1999 under Item 5, containing the Supplemental Annual Report for 1997; Supplemental Quarterly Report for the quarter ended September 30, 1998; and the Company's financial results for the quarter and year ended December 31, 1998

                (2) January 29, 1999 under Item 5, describing the Board action taken with respect to the Company's systematic stock repurchase program



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 1999.

                                  WELLS FARGO & COMPANY

                                  By:   /s/ LES L. QUOCK
                                        ------------------------------------
                                        Les L. Quock
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)