Form 10-Q
period 1999-06-30
WELLS FARGO & CO/MN
filed 1999-08-16
CIK 72971

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999
                                       OR

        __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-2979

                                 --------------

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

                                 Yes X  No
                                   ___    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
                                                            July 30, 1999
                                                         ------------------
      Common stock, $1-2/3 par value                        1,649,243,710

                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements                                               Page
                                                                           ----
        Consolidated Statement of Income...................................   2
        Consolidated Balance Sheet.........................................   3
        Consolidated Statement of Changes in Stockholders' Equity
         and Comprehensive Income..........................................   4
        Consolidated Statement of Cash Flows...............................   5
        Notes to Financial Statements......................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations (MD&A)
        Summary Financial Data.............................................  15
        Overview...........................................................  16
        Operating Segment Results..........................................  21
        Earnings Performance...............................................  23
         Net Interest Income...............................................  23
         Noninterest Income................................................  26
         Noninterest Expense...............................................  27
         Income Taxes......................................................  30
         Earnings/Ratios Excluding Goodwill and Nonqualifying CDI..........  31
        Balance Sheet Analysis.............................................  32
         Securities Available for Sale.....................................  32
         Loan Portfolio....................................................  34
         Nonaccrual and Restructured Loans and Other Assets................  34
            Loans 90 Days Past Due and Still Accruing......................  37
         Allowance for Loan Losses.........................................  38
         Interest Receivable and Other Assets..............................  39
         Deposits..........................................................  40
         Capital Adequacy/Ratios...........................................  41
         Derivative Financial Instruments..................................  42
         Liquidity and Capital Management..................................  43

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  44

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders................  46
Item 6. Exhibits and Reports on Form 8-K...................................  47

SIGNATURE..................................................................  50

                         PART I--FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

----------------------------------------------------------------------------------------------------------
                                                                               Quarter          Six months
                                                                         ended June 30,      ended June 30,
                                                                    ------------------  ------------------
(in millions, except per share amounts)                                 1999      1998      1999      1998
----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                       $    517  $    447  $  1,027  $    906
Mortgages held for sale                                                  215       208       473       378
Loans held for sale                                                      101        89       200       180
Loans                                                                  2,609     2,682     5,188     5,343
Other interest income                                                     54        64        96       122
                                                                    --------  --------  --------  --------
    Total interest income                                              3,496     3,490     6,984     6,929
                                                                    --------  --------  --------  --------
INTEREST EXPENSE
Deposits                                                                 679       775     1,396     1,551
Short-term borrowings                                                    201       191       408       363
Long-term debt                                                           290       267       573       539
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                                 15        25        30        50
                                                                    --------  --------  --------  --------
    Total interest expense                                             1,185     1,258     2,407     2,503
                                                                    --------  --------  --------  --------
NET INTEREST INCOME                                                    2,311     2,232     4,577     4,426
Provision for loan losses                                                260       309       530       614
                                                                    --------  --------  --------  --------
Net interest income after provision for loan losses                    2,051     1,923     4,047     3,812
                                                                    --------  --------  --------  --------
NONINTEREST INCOME
Service charges on deposit accounts                                      367       332       711       637
Trust and investment fees and commissions                                315       269       615       527
Credit card fee revenue                                                  126       128       258       249
Other fees and commissions                                               267       232       505       453
Mortgage banking                                                         324       303       651       579
Insurance                                                                119       111       204       205
Net venture capital gains                                                 13        53       126       112
Net gains on securities available for sale                                23        66        21        85
Other                                                                    260       221       450       402
                                                                    --------  --------  --------  --------
    Total noninterest income                                           1,814     1,715     3,541     3,249
                                                                    --------  --------  --------  --------
NONINTEREST EXPENSE
Salaries                                                                 750       717     1,475     1,402
Incentive compensation                                                   135       150       269       285
Employee benefits                                                        217       187       416       376
Equipment                                                                182       196       373       381
Net occupancy                                                            185       187       371       376
Goodwill                                                                 104       104       208       208
Core deposit intangible                                                   50        61       102       124
Net (gains) losses on disposition of premises and equipment              (13)       41       (11)       48
Other                                                                    754       809     1,503     1,549
                                                                    --------  --------  --------  --------
    Total noninterest expense                                          2,364     2,452     4,706     4,749
                                                                    --------  --------  --------  --------
INCOME BEFORE INCOME TAX EXPENSE                                       1,501     1,186     2,882     2,312
Income tax expense                                                       570       467     1,067       909
                                                                    --------  --------  --------  --------
NET INCOME                                                          $    931  $    719  $  1,815  $  1,403
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
NET INCOME APPLICABLE TO COMMON STOCK                               $    922  $    710  $  1,798  $  1,385
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
EARNINGS PER COMMON SHARE                                           $    .56  $    .44  $   1.09  $    .86
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
DILUTED EARNINGS PER COMMON SHARE                                   $    .55  $    .43  $   1.08  $    .85
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
DIVIDENDS DECLARED PER COMMON SHARE                                 $    .20  $   .165  $   .385  $    .33
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Average common shares outstanding                                    1,651.4   1,610.3   1,649.2   1,613.0
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Diluted average common shares outstanding                            1,672.3   1,632.2   1,668.2   1,635.7
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
----------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------
                                                                              JUNE 30,    December 31,    June 30,
(in millions, except shares)                                                     1999            1998        1998
-----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                      $ 12,633        $ 12,731    $ 12,083
Federal funds sold and securities purchased under resale agreements             1,692           1,517       1,456
Securities available for sale                                                  35,710          31,997      26,676
Mortgages held for sale                                                        11,781          19,770      12,510
Loans held for sale                                                             4,192           5,322       4,561
Loans                                                                         111,646         107,994     106,301
Allowance for loan losses                                                       3,165           3,134       3,098
                                                                             --------        --------    --------
    Net loans                                                                 108,481         104,860     103,203
                                                                             --------        --------    --------
Mortgage servicing rights                                                       4,080           3,080       2,904
Premises and equipment, net                                                     3,141           3,130       3,290
Core deposit intangible                                                         1,381           1,510       1,609
Goodwill                                                                        7,598           7,664       7,856
Interest receivable and other assets                                           14,732          10,894       9,936
                                                                             --------        --------    --------
    Total assets                                                             $205,421        $202,475    $186,084
                                                                             --------        --------    --------
                                                                             --------        --------    --------
LIABILITIES
Noninterest-bearing deposits                                                 $ 43,708        $ 46,732    $ 41,207
Interest-bearing deposits                                                      88,834          90,056      86,038
                                                                             --------        --------    --------
    Total deposits                                                            132,542         136,788     127,245
Short-term borrowings                                                          20,155          15,897      13,738
Accrued expenses and other liabilities                                          9,296           8,537       7,119
Long-term debt                                                                 21,268          19,709      16,730
Guaranteed preferred beneficial interests in Company's subordinated
  debentures                                                                      785             785       1,094

STOCKHOLDERS' EQUITY
Preferred stock                                                                   590             547         560
Unearned ESOP shares                                                             (130)            (84)        (98)
                                                                             --------        --------    --------
    Total preferred stock                                                         460             463         462
Common stock - $1-2/3 par value, authorized 4,000,000,000 shares; issued
  1,666,095,285 shares, 1,661,392,590 shares and 1,622,027,659 shares           2,777           2,769       2,703
Additional paid-in capital                                                      8,764           8,673       7,837
Retained earnings                                                              10,028           9,045       9,064
Cumulative other comprehensive income                                             (10)            463         440
Notes receivable from ESOP                                                         (1)             (3)         (5)
Treasury stock - 15,465,932 shares, 17,334,787 shares and 10,850,171 shares      (643)           (651)       (343)
                                                                             --------        --------    --------
    Total stockholders' equity                                                 21,375          20,759      20,158
                                                                             --------        --------    --------
    Total liabilities and stockholders' equity                               $205,421        $202,475    $186,084
                                                                             --------        --------    --------
                                                                             --------        --------    --------
-----------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------
                                                                                          Unearned          Additional
                                                                    Number of  Preferred      ESOP  Common     paid-in
(in millions, except shares)                                           shares      stock    shares   stock     capital
----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                                                           $543     $ (80) $2,718      $8,126
                                                                                    ----     -----  ------      ------
Comprehensive income
  Net income
  Other comprehensive income, net of tax:
    Translation adjustments
    Unrealized gains (losses) on securities available for sale arising during the year
    Reclassification adjustment for (gains) losses on securities available for sale included in net income
Total comprehensive income
Common stock issued                                                 7,273,982                            3          84
Common stock issued for acquisitions                                2,646,909                            3          25
Common stock repurchased                                           20,730,045                          (21)       (402)
Preferred stock issued to ESOP                                         35,000         35       (38)                  3
Preferred stock released to ESOP                                                                20                  (2)
Preferred stock (18,043) converted to common shares                   452,668        (18)                            3
Preferred stock dividends
Common stock dividends
Cash payments received on notes receivable from ESOP
                                                                                    ----     -----  ------      ------
Net change                                                                            17       (18)    (15)       (289)
                                                                                    ----     -----  ------      ------
BALANCE JUNE 30, 1998                                                               $560     $ (98) $2,703      $7,837
                                                                                    ----     -----  ------      ------
                                                                                    ----     -----  ------      ------
BALANCE DECEMBER 31, 1998                                                           $547     $ (84) $2,769      $8,673
                                                                                    ----     -----  ------      ------
Comprehensive income
  Net income
  Other comprehensive income, net of tax:
    Translation adjustments
    Unrealized gains (losses) on securities available for sale arising during the year
    Reclassification adjustment for (gains) losses on securities available for sale included in net income
Total comprehensive income
Common stock issued                                                12,824,674                                       79
Common stock issued for acquisitions                                6,185,330                            8          11
Common stock repurchased                                           13,275,022                                       (3)
Preferred stock issued to ESOP                                         75,000         75       (80)                  5
Preferred stock released to ESOP                                                                34                  (2)
Preferred stock (31,868) converted to common shares                   836,568        (32)                            1
Preferred stock dividends
Common stock dividends
Cash payments received on notes receivable from ESOP
                                                                                    ----     -----  ------      ------
Net change                                                                            43       (46)      8          91
                                                                                    ----     -----  ------      ------
BALANCE JUNE 30, 1999                                                               $590     $(130) $2,777      $8,764
                                                                                    ----     -----  ------      ------
                                                                                    ----     -----  ------      ------
----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                  Notes               Cumulative
                                                                             receivable                    other          Total
                                                                   Retained        from  Treasury  comprehensive  stockholders'
(in millions, except shares)                                       earnings        ESOP     stock         income         equity
-------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                                           $ 8,292        $(10)    $(275)         $ 464        $19,778
                                                                    -------        ----     -----          -----        -------
Comprehensive income
  Net income                                                          1,403                                               1,403
  Other comprehensive income, net of tax:
    Translation adjustments                                                                                   (2)            (2)
    Unrealized gains (losses) on securities available for sale
      arising during the year                                                                                 30             30
    Reclassification adjustment for (gains) losses on securities
      available for sale included in net income                                                              (52)           (52)
                                                                                                                        -------
Total comprehensive income                                                                                                1,379
Common stock issued                                                    (102)                  165                           150
Common stock issued for acquisitions                                    (39)                   22                            11
Common stock repurchased                                                                     (270)                         (693)
Preferred stock issued to ESOP                                                                                               --
Preferred stock released to ESOP                                                                                             18
Preferred stock (18,043) converted to common shares                                            15                            --
Preferred stock dividends                                               (18)                                                (18)
Common stock dividends                                                 (472)                                               (472)
Cash payments received on notes receivable from ESOP                                  5                                       5
                                                                    -------        ----     -----          -----        -------
Net change                                                              772           5       (68)           (24)           380
                                                                    -------        ----     -----          -----        -------
BALANCE JUNE 30, 1998                                               $ 9,064        $ (5)    $(343)         $ 440        $20,158
                                                                    -------        ----     -----          -----        -------
                                                                    -------        ----     -----          -----        -------
BALANCE DECEMBER 31, 1998                                           $ 9,045        $ (3)    $(651)         $ 463        $20,759
                                                                    -------        ----     -----          -----        -------
Comprehensive income
  Net income                                                          1,815                                               1,815
  Other comprehensive income, net of tax:
    Translation adjustments                                                                                    3              3
    Unrealized gains (losses) on securities available for sale
      arising during the year                                                                               (463)          (463)
    Reclassification adjustment for (gains) losses on securities
      available for sale included in net income                                                              (13)           (13)
                                                                                                                        -------
Total comprehensive income                                                                                                1,342
Common stock issued                                                    (174)                  467                           372
Common stock issued for acquisitions                                     (6)                   54                            67
Common stock repurchased                                                                     (544)                         (547)
Preferred stock issued to ESOP                                                                                               --
Preferred stock released to ESOP                                                                                             32
Preferred stock (31,868) converted to common shares                                            31                            --
Preferred stock dividends                                               (17)                                                (17)
Common stock dividends                                                 (635)                                               (635)
Cash payments received on notes receivable from ESOP                                  2                                       2
                                                                    -------        ----     -----          -----        -------
Net change                                                              983           2         8           (473)           616
                                                                    -------        ----     -----          -----        -------
BALANCE JUNE 30, 1999                                               $10,028        $ (1)    $(643)         $ (10)       $21,375
                                                                    -------        ----     -----          -----        -------
                                                                    -------        ----     -----          -----        -------
-------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                         Six months ended June 30,
                                                                                         ------------------------
(in millions)                                                                                     1999       1998
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $  1,815   $  1,403
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                      530        614
    Depreciation and amortization                                                                1,036      1,037
    Securities available for sale gains                                                            (21)       (85)
    Gains on sales of mortgages held for sale                                                     (244)      (165)
    Gains on sales of loans                                                                        (25)       (23)
    Gains on dispositions of operations                                                           (102)       (71)
    Release of preferred shares to ESOP                                                             32         18
    Net (increase) decrease in trading assets                                                     (549)        35
    Net (increase) decrease in accrued interest receivable                                         (88)        11
    Net increase (decrease) in accrued interest payable                                            (35)         9
    Originations of mortgages held for sale                                                    (50,553)   (47,796)
    Proceeds from sales of mortgages held for sale                                              58,260     45,135
    Net increase in loans held for sale                                                            (88)       (67)
    Other assets, net                                                                              356        978
    Other accrued expenses and liabilities, net                                                    898       (731)
                                                                                              --------   --------
Net cash provided by operating activities                                                       11,222        302
                                                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
    Proceeds from sales                                                                          6,378      5,945
    Proceeds from prepayments and maturities                                                     5,168      4,966
    Purchases                                                                                  (16,529)    (9,415)
  Net cash paid for acquisitions                                                                  (129)      (194)
  Net increase in banking subsidiaries' loans resulting from originations and collections         (937)      (355)
  Proceeds from sales (including participations) of banking subsidiaries' loans                  1,004        548
  Purchases (including participations) of banking subsidiaries' loans                             (750)       (81)
  Principal collected on nonbank subsidiaries' loans                                             2,683      4,045
  Nonbank subsidiaries' loans originated                                                        (4,278)    (4,296)
  (Cash paid for) proceeds from dispositions of operations                                        (721)       473
  Proceeds from sales of foreclosed assets                                                         143         78
  Net increase in federal funds sold and securities purchased under resale agreements             (175)      (408)
  Other, net                                                                                    (3,456)      (237)
                                                                                              --------   --------
Net cash provided (used) by investing activities                                               (11,599)     1,069
                                                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                                                      (4,553)      (826)
  Net increase in short-term borrowings                                                          4,114        326
  Proceeds from issuance of long-term debt                                                       6,985        712
  Repayment of long-term debt                                                                   (5,406)    (1,414)
  Proceeds from issuance of common stock                                                           372        130
  Repurchase of common stock                                                                      (547)      (693)
  Net decrease in notes receivable from ESOP                                                         2          5
  Payment of cash dividends on preferred and common stock                                         (652)      (490)
  Other, net                                                                                       (36)      (119)
                                                                                              --------   --------
Net cash provided (used) by financing activities                                                   279     (2,369)
                                                                                              --------   --------
  NET CHANGE IN CASH AND DUE FROM BANKS                                                            (98)      (998)
Cash and due from banks at beginning of period                                                  12,731     13,081
                                                                                              --------   --------
CASH AND DUE FROM BANKS AT END OF PERIOD                                                      $ 12,633   $ 12,083
                                                                                              --------   --------
                                                                                              --------   --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                                  $  2,420   $  2,494
    Income taxes                                                                              $    617   $    358
  Noncash investing and financing activities:
    Transfers from loans to foreclosed assets                                                 $     62   $    104
    Transfers from securities available for sale to trading assets                            $  1,132   $     --
    Transfers from loans held for sale to loans                                               $  1,218   $     --
-----------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS COMBINATIONS

On November 2, 1998, Norwest Corporation changed its name to "Wells Fargo & Company" upon the merger (the Merger) of the former Wells Fargo & Company (the former Wells Fargo) into a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest. Wells Fargo & Company together with its subsidiaries are referred to as the Company.

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

As a condition to the Merger, the Company was required by regulatory agencies to divest stores in Arizona and Nevada having total deposits of approximately $1 billion and total loans of approximately $100 million. As a result of these sales, which were completed in April 1999, $104 million of pre-tax gains were included in noninterest income as gains from dispositions of operations.

In connection with the Merger, the Company recorded approximately $600 million of restructuring charges in the fourth quarter of 1998. The restructuring plans are regularly evaluated during the integration process. A severance-related reserve of $280 million was included in the restructuring charges. This reserve was based on the Company's existing severance plans for involuntary terminations. Approximately 1,100 employees, totaling $60 million in severance-related benefits, had entered the severance process as of June 30, 1999. The restructuring charges also included approximately $250 million related to dispositions of owned and leased premises held for sale or remarketing and $70 million of other charges. The remaining balances of these reserves were $209 million and $27 million, respectively, at June 30, 1999. The suspension of depreciation on these assets held for disposition reduced net occupancy expense and equipment expense by a total of $9 million in the first half of 1999.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

The Company had four pending transactions as of June 30, 1999 with total assets of $844 million, and anticipates that cash of approximately $137 million and approximately 1.6 million common shares will be issued upon consummation of these transactions. The pending transactions, subject to approval by regulatory agencies, are expected to be completed by the third quarter of 1999, and are not significant to the financial statements of the Company, either individually or in the aggregate.

Transactions completed in the six months ended June 30, 1999 include:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Common
                                                                                         Cash       shares              Method  of
(in millions, except share amounts                             Date       Assets         paid       issued              accounting
----------------------------------------------------------------------------------------------------------------------------------
Mid-Penn Consumer Discount Company
  (Philadelphia, Pennsylvania) (F)                       January 21       $   11         $ --      200,720                Purchase
Century Business Credit Corporation
  (New York, New York) (W)                               February 1          342          213           --                Purchase
Metropolitan Bancshares, Inc.
  (Aurora, Colorado) (C)                                February 23           64           --      700,881                Purchase
Mercantile Financial Enterprises, Inc.
  (Brownsville, Texas) (C)                              February 26          779           --    4,702,695     Pooling of interest*
Riverton State Bank Holding Company
  (Riverton, Wyoming) (C)                                  March 12           81           --      510,534                Purchase
Greater Midwest Leasing Company
  (Minneapolis, Minnesota) (W)                               June 3           24           --       70,500                Purchase
Mustang Financial Corporation
  (Rio Vista, Texas) (C)                                    June 25          254           45           --                Purchase
                                                                          ------         ----    ---------
                                                                          $1,555         $258    6,185,330
                                                                          ------         ----    ---------
                                                                          ------         ----    ---------
----------------------------------------------------------------------------------------------------------------------------------

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

The table below is a summary of the Company's preferred stock at June 30, 1999, December 31, 1998 and June 30, 1998. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

----------------------------------------------------------------------------------------------------------------------------------

                                         Shares issued and outstanding         Carrying amount (in millions)            Adjustable
                                       -------------------------------       -------------------------------        dividends rate
                                       JUNE 30,    Dec. 31,    June 30,      JUNE 30,    Dec. 31,    June 30,    -----------------
                                          1999        1998        1998          1999        1998        1998     Minimum   Maximum
                                     ---------  ----------   ---------       -------     -------    --------     -------   -------
Adjustable-Rate Cumulative, Series B
  (Liquidation preference $50)       1,500,000   1,500,000   1,500,000          $ 75        $ 75        $ 75         5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
  Preferred Stock, Series H
  (Liquidation preference $50)       4,000,000   4,000,000   4,000,000           200         200         200         7.0      13.0

Cumulative Tracking
  (Liquidation preference $200)        980,000     980,000     980,000           196         196         196        9.30      9.30

1999 ESOP Cumulative Convertible
  (Liquidation preference $1,000)       45,508          --          --            45          --          --       10.30     11.30

1998 ESOP Cumulative Convertible
  (Liquidation preference $1,000)        8,560       8,740      20,636             9           9          21       10.75     11.75

1997 ESOP Cumulative Convertible
  (Liquidation preference $1,000)       18,639      19,698      19,982            19          20          20        9.50     10.50

1996 ESOP Cumulative Convertible
  (Liquidation preference $1,000)       21,288      22,068      22,458            21          22          23        8.50      9.50

1995 ESOP Cumulative Convertible
  (Liquidation preference $1,000)       19,903      20,130      20,396            20          20          20       10.00     10.00

ESOP Cumulative Convertible
  (Liquidation preference $1,000)        9,596       9,726       9,890            10          10          10         9.0       9.0

Unearned ESOP shares (1)                    --          --          --          (130)        (84)        (98)         --        --

Less Cumulative Tracking
  held by subsidiary
  (Liquidation preference $200)         25,000      25,000      25,000             5           5           5        9.30      9.30
                                     ---------   ---------   ---------         -----        ----        ----
    Total                            6,578,494   6,535,362   6,548,362          $460        $463        $462
                                     ---------   ---------   ---------         -----        ----        ----
                                     ---------   ---------   ---------         -----        ----        ----

------------------------------------------------------------------------------------------------------------------------------------


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

----------------------------------------------------------------------------------------------------------
                                                                               Quarter          Six months
                                                                         ended June 30,      ended June 30,
                                                                     -----------------   -----------------
(in millions, except per share amounts)                                 1999      1998      1999      1998
----------------------------------------------------------------------------------------------------------
Net income                                                          $    931  $    719  $  1,815  $  1,403
Less: Preferred stock dividends                                            9         9        17        18
                                                                    --------  --------  --------  --------
Net income applicable to common stock                               $    922  $    710  $  1,798  $  1,385
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                   $    922  $    710  $  1,798  $  1,385
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Average common shares outstanding (denominator)                      1,651.4   1,610.3   1,649.2   1,613.0
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Per share                                                           $    .56  $    .44  $   1.09  $    .86
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                   $    922  $    710  $  1,798  $  1,385
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Average common shares outstanding                                    1,651.4   1,610.3   1,649.2   1,613.0
Add:  Stock options                                                     19.2      19.8      17.2      20.6
      Restricted share rights                                            1.7       2.1       1.8       2.1
                                                                    --------  --------  --------  --------
Diluted average common shares outstanding (denominator)              1,672.3   1,632.2   1,668.2   1,635.7
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
Per share                                                           $    .55  $    .43  $   1.08  $    .85
                                                                    --------  --------  --------  --------
                                                                    --------  --------  --------  --------
----------------------------------------------------------------------------------------------------------

4.  OPERATING SEGMENTS

The Company has identified four distinct lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Norwest Mortgage and Norwest Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior quarters would be (and have been) restated to allow comparability.

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

Community Banking provides access to customers through a wide range of channels. The Group encompasses a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additional services include 24-hour telephone centers, Telephone Banking Centers and the National Business Banking Center. Online banking services include the Wells Fargo Internet Services Group, the Company's personal computer banking service, and Business Gateway, a personal computer banking service exclusively for the small business customer.

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $5 million and maintains relationships with major corporations throughout the United States. The Wholesale Banking Group provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines, letters of credit, equipment leasing, international trade facilities, foreign exchange services, cash management and electronic products. The Group includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support programs for American-made products). The
Group also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit.
Secondary market services are provided through the Real Estate Capital
Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications and commercial real estate loan servicing.

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

THE RECONCILATION COLUMN includes goodwill and the nonqualifying core deposit intangible (CDI), the net impact of transfer pricing loan and deposit balances, the cost of external debt and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the enterprise level.

The following table provides the results for the Company's four major operating segments.

--------------------------------------------------------------------------------

(income/expense in millions,               Community     Wholesale       Norwest
average balances in billions)                Banking       Banking      Mortgage
                                     -------------------------------------------
                                        1999    1998    1999  1998   1999   1998
QUARTER ENDED JUNE 30,

Net interest income (1)               $1,619  $1,527    $341  $342   $ 46   $ 55
Provision for loan losses                151     217      40    (5)     3     --
Noninterest income                     1,189   1,111     192   205    326    291
Noninterest expense                    1,548   1,655     197   183    258    261
                                      ------  ------    ----  ----   ----   ----
Income (loss) before income tax
  expense (benefit)                    1,109     766     296   369    111     85
Income tax expense (benefit) (2)         399     281     110   148     41     31
                                      ------  ------    ----  ----   ----   ----
Net income (loss)                     $  710  $  485    $186  $221   $ 70   $ 54
                                      ------  ------    ----  ----   ----   ----
                                      ------  ------    ----  ----   ----   ----

Average loans                         $   65  $   64    $ 34  $ 32   $  1   $  1
Average assets                           118     107      40    37     23     22
Average core deposits                    115     110       8     7      5      5
Return on equity (3)                      19%     14%     21%   29%    23%    17

SIX MONTHS ENDED JUNE 30,

Net interest income (1)               $3,173  $3,059    $681  $663   $112   $ 93
Provision for loan losses                318     432      65   (13)     6      2
Noninterest income                     2,285   2,040     416   423    642    550
Noninterest expense                    3,066   3,192     386   374    529    475
                                      ------  ------    ----  ----   ----   ----
Income (loss) before income tax
  expense (benefit)                    2,074   1,475     646   725    219    166
Income tax expense (benefit) (2)         717     539     241   291     81     60
                                      ------  ------    ----  ----   ----   ----
Net income (loss)                     $1,357  $  936    $405  $434   $138   $106
                                      ------  ------    ----  ----   ----   ----
                                      ------  ------    ----  ----   ----   ----

Average loans                         $   65  $   64    $ 33  $ 32   $  1   $  1
Average assets                           116     108      40    37     25     20
Average core deposits                    115     110       8     7      5      5
Return on equity (3)                      18%     13%     25%   28%    20%    18%
--------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Norwest Mortgage's net interest income was composed of interest revenue of $215 million and $240 million for the second quarter of 1999 and 1998, respectively, and $484 million and $431 million for the first half of 1999 and 1998, respectively, and interest expense of $169 million and $185 million for the second quarter of 1999 and 1998, respectively, and $372 million and $338 million for the first half of 1999 and 1998, respectively.)

(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented are also higher than the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.

(3) Equity is allocated to the operating segments based on an assessment of the inherent risk associated with each business so that the returns on allocated equity are on a risk-adjusted basis and comparable across operating segments.


----------------------------------------------------
                          Recon-            Consoli-
          Norwest      ciliation               dated
        Financial         column (4)         Company
----------------------------------------------------
      1999   1998   1999    1998       1999     1998


      $330   $325  $ (25)  $ (17)    $2,311   $2,232
        66     97     --      --        260      309
        74     76     33      32      1,814    1,715
       233    219    128     134      2,364    2,452
      ----   ----  -----   -----     ------   ------

       105     85   (120)   (119)     1,501    1,186
        39     31    (19)    (24)       570      467
      ----   ----  -----   -----     ------   ------
      $ 66   $ 54  $(101)  $ (95)    $  931   $  719
      ----   ----  -----   -----     ------   ------
      ----   ----  -----   -----     ------   ------

      $  9   $  9  $  --   $  --     $  109   $  106
        11     11      8       9        200      186
        --     --     --      --        128      122
        16%    16%    -- %    -- %       18%      15%



      $653   $646  $ (42)  $ (35)    $4,577   $4,426
       141    193     --      --        530      614
       147    150     51      86      3,541    3,249
       469    437    256     271      4,706    4,749
      ----   ----  -----   -----     ------   ------

       190    166   (247)   (220)     2,882    2,312
        70     60    (42)    (41)     1,067      909
      ----   ----  -----   -----     ------   ------
      $120   $106  $(205)  $(179)    $1,815   $1,403
      ----   ----  -----   -----     ------   ------
      ----   ----  -----   -----     ------   ------

      $  9   $  9  $  --   $  (1)    $  108   $  105
        11     11      8       8        200      184
        --     --     --      --        128      122
        15%    16%    -- %    -- %       17%      14%
----------------------------------------------------

(4) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $27 million and $29 million; and unallocated items of $(19) million and $(14) million for the second quarter of 1999 and 1998, respectively. Revenue includes Treasury activities of $41 million and $78 million; and unallocated items of $(32) million and $(27) million for the first six months of 1999 and 1998, respectively. Net income includes Treasury activities of $17 million and $16 million; and unallocated items of $(118) million and $(111) million for the second quarter of 1999 and 1998, respectively. Net income includes Treasury activities of $25 million and $44 million; and unallocated items of $(230) million and $(223) million for the first six months of 1999 and 1998, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $125 million and $131 million for the second quarter of 1999 and 1998, respectively, and $252 million and $264 million for the first six months of 1999 and 1998, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $8 billion for all periods presented.

5.  MORTGAGE BANKING ACTIVITIES

Mortgage banking activities include Norwest Mortgage and mortgage banking activities in other operating segments.

The outstanding balance of mortgage loans serviced for others, which are not included in the accompanying balance sheet, was $273 billion, $250 billion and $226 billion at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

--------------------------------------------------------------------------------------------------------
                                                                           Quarter            Six months
                                                                     ended June 30,        ended June 30,
                                                              --------------------  --------------------
(in millions)                                                      1999       1998       1999       1998
--------------------------------------------------------------------------------------------------------
Balance, beginning of period                                     $3,691     $3,177     $3,144     $3,112
  Originations                                                      208        181        473        311
  Purchases                                                         123        192        372        337
  Sales                                                              --       (346)        --       (346)
  Amortization                                                     (166)      (189)      (460)      (360)
  Other, principally hedge activity                                 288        (47)       615        (86)
                                                                 ------     ------     ------     ------
                                                                  4,144      2,968      4,144      2,968
  Less valuation allowance                                           64         64         64         64
                                                                 ------     ------     ------     ------
Balance, end of period                                           $4,080     $2,904     $4,080     $2,904
                                                                 ------     ------     ------     ------
                                                                 ------     ------     ------     ------
--------------------------------------------------------------------------------------------------------

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at June 30, 1999 was approximately $4.3 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------

                                                                                      % Change
                                                             Quarter ended  June 30, 1999 from       Six months ended
                                            ------------------------------  ------------------    -------------------
                                               JUNE 30,  Mar. 31,  June 30,  Mar. 31,  June 30,   JUNE 30,    June 30,      %
(in millions)                                     1999      1999      1998      1999      1998       1999        1998  Change
-----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                    $    931  $    884  $    719         5%       29%  $  1,815    $  1,403      29%
Net income applicable to common stock              922       875       710         5        30      1,798       1,385      30

Earnings per common share                     $    .56  $    .53  $    .44         6        27   $   1.09    $    .86      27
Diluted earnings per comon share                   .55       .53       .43         4        28       1.08         .85      27

Dividends declared per comon share                 .20      .185      .165         8        21       .385         .33      17

Average common shares outstanding              1,651.4   1,647.1   1,610.3        --         3    1,649.2     1,613.0       2
Diluted average common shares outstanding      1,672.3   1,664.2   1,632.2        --         2    1,668.2     1,635.7       2

Profitability ratios (annualized)
  Net income to average total assets (ROA)        1.86%     1.80%     1.55%        3        20       1.83%       1.53%     20
  Net income applicable to common stock to
    average common stockholders' equity (ROE)    17.50     17.33     14.72         1        19      17.42       14.46      20

Total revenue                                 $  4,125  $  3,993  $  3,947         3         5   $  8,118    $  7,675       6

Efficiency ratio (1)                              57.3%     58.7%     62.1%       (2)       (8)      58.0%       61.9%     (6)

Average loans                                 $108,996  $107,834  $105,523         1         3   $108,418    $105,462       3
Average assets                                 200,342   198,723   185,607         1         8    199,537     184,444       8
Average core deposits                          127,563   128,133   122,354        --         4    127,847     121,804       5

Net interest margin                               5.68%     5.58%     5.88%        2        (3)      5.64%       5.89%     (4)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock         $  1,054  $  1,008  $    848         5        24   $  2,062    $  1,662      24
Earnings per common share                          .64       .61       .53         5        21       1.25        1.03      21
Diluted earnings per common share                  .63       .61       .52         3        21       1.24        1.02      22
ROA                                               2.23%     2.17%     1.95%        3        14       2.20%       1.94%     13
ROE                                              33.43     34.38     32.49        (3)        3      33.89       32.33       5
Efficiency ratio                                  53.7      54.9      58.1        (2)       (8)      54.3        57.7      (6)

AT PERIOD END
Securities available for sale                 $ 35,710  $ 35,801  $ 26,676        --        34   $ 35,710    $ 26,676      34
Loans                                          111,646   108,108   106,301         3         5    111,646     106,301       5
Allowance for loan losses                        3,165     3,161     3,098        --         2      3,165       3,098       2
Goodwill                                         7,598     7,747     7,856        (2)       (3)     7,598       7,856      (3)
Assets                                         205,421   201,430   186,084         2        10    205,421     186,084      10
Core deposits                                  127,302   127,996   122,851        (1)        4    127,302     122,851       4
Common stockholders' equity                     20,915    20,817    19,696        --         6     20,915      19,696       6
Stockholders' equity                            21,375    21,276    20,158        --         6     21,375      20,158       6
Tier 1 capital (3)                              13,454    12,765    12,133         5        11     13,454      12,133      11
Total capital (Tiers 1 and 2) (3)               17,612    17,009    16,393         4         7     17,612      16,393       7

Capital ratios
  Common stockholders' equity to assets          10.18%    10.33%    10.59%       (1)       (4)     10.18%      10.59%     (4)
  Stockholders' equity to assets                 10.41     10.56     10.83        (1)       (4)     10.41       10.83      (4)
  Risk-based capital (3)
    Tier 1 capital                                8.45      8.23      8.34         3         1       8.45        8.34       1
    Total capital                                11.07     10.97     11.26         1        (2)     11.07       11.26      (2)
  Leverage (3)                                    7.05      6.74      6.89         5         2       7.05        6.89       2

Book value per common share                   $  12.67  $  12.60  $  12.23         1         4   $  12.67    $  12.23       4

Staff (active, full-time equivalent)            91,182    91,352    89,988        --         1     91,182      89,988       1

COMMON STOCK PRICE
High                                          $  44.88  $  40.44  $  43.75        11         3   $  44.88    $  43.88       2
Low                                              34.38     32.13     34.00         7         1      32.13       34.00      (6)
Period end                                       42.75     35.06     37.50        22        14      42.75       37.50      14
-----------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).

(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pre-tax amount for the average balance of nonqualifying CDI was $1,343 million for the quarter ended June 30, 1999 and $1,367 million for the six months ended June 30, 1999. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $28 million and $833 million, respectively, for the quarter ended June 30, 1999 and $57 million and $848 million, respectively, for the six months ended June 30, 1999. Goodwill amortization and average balance (which are not tax effected) were $104 million and $7,657 million, respectively, for the quarter ended June 30, 1999 and $208 million and $7,695 million, respectively, for the six months ended June 30, 1999.

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

Wells Fargo & Company is a $205 billion diversified financial services company providing banking, mortgage and consumer finance through about 6,000 stores, the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranked seventh in assets at June 30, 1999 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company together with its subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Net income for the second quarter of 1999 was $931 million, compared with $719 million for the second quarter of 1998. Diluted earnings per common share for the second quarter of 1999 were $.55, compared with $.43 for the second quarter of 1998. Net income for the first six months of 1999 was $1,815 million, or $1.08 per share, compared with $1,403 million, or $.85 per share, for the first six months of 1998.

Return on average assets (ROA) was 1.86% and 1.83% in the second quarter and first half of 1999, respectively, compared with 1.55% and 1.53% in the same periods of 1998. Return on average common equity (ROE) was 17.50% and 17.42% in the second quarter and first half of 1999, respectively, compared with 14.72% and 14.46% in the same periods of 1998.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the second quarter and first half of 1999 were $.63 and $1.24 per share, respectively, compared with $.52 and $1.02 per share in the same periods of 1998. On the same basis, ROA was 2.23% and 2.20% in the second quarter and first half of 1999, respectively, compared with 1.95% and 1.94% in the same periods of 1998; ROE was 33.43% and 33.89% in the second quarter and first half of 1999, respectively, compared with 32.49% and 32.33% in the same periods of 1998.

Net interest income on a taxable-equivalent basis was $2,328 million and $4,608 million for the second quarter and first half of 1999, respectively, compared with $2,247 million and $4,456 million for the same periods of 1998. The Company's net interest margin was 5.68% and 5.64% for the second quarter and first half of 1999, respectively, compared with 5.88% and 5.89% for the same periods of 1998.

Noninterest income was $1,814 million and $3,541 million for the second quarter and first half of 1999, respectively, compared with $1,715 million and $3,249 million for the same periods of

1998. The increase for the first half of 1999 was primarily due to higher trust and investment fees and commissions and net gains on sales of mortgages.

Noninterest expense totaled $2,364 million and $4,706 million for the second quarter and first half of 1999, respectively, compared with $2,452 million and $4,749 million for the same periods of 1998. The efficiency ratio improved to 57.3% for the second quarter of 1999, compared with 62.1% for the same quarter of 1998. The Company expects to meet its pre-Merger target of approximately $650 million in annual pre-tax cost savings not later than 36 months after Merger consummation. About 25% of the cost savings are expected to be achieved within the first year.

The provision for loan losses was $260 million and $530 million in the second quarter and first half of 1999, respectively, compared with $309 million and $614 million in the same periods of 1998. During the second quarter of 1999, net charge-offs were $261 million, or .96% of average total loans (annualized), compared with $303 million, or 1.16%, during the second quarter of 1998. The allowance for loan losses was $3,165 million, or 2.83% of total loans, at June 30, 1999, compared with $3,134 million, or 2.90%, at December 31, 1998 and $3,098 million, or 2.91%, at June 30, 1998.

At June 30, 1999, total nonaccrual and restructured loans were $688 million, or
 .6% of total loans, compared with $710 million, or .7%, at December 31, 1998 and $733 million, or .7%, at June 30, 1998. Foreclosed assets amounted to $203 million at June 30, 1999, $167 million at December 31, 1998 and $176 million at June 30, 1998.

At June 30, 1999, the ratio of common stockholders' equity to total assets was 10.18%, compared with 10.59% at June 30, 1998. The Company's total risk-based capital (RBC) ratio at June 30, 1999 was 11.07% and its Tier 1 RBC ratio was 8.45%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at June 30, 1998 were 11.26% and 8.34%, respectively. The Company's leverage ratio was 7.05% at June 30, 1999 and 6.89% at June 30, 1998, exceeding the minimum regulatory guideline of 3% for bank holding companies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document and other documents filed by the Company with the Securities and Exchange Commission (SEC) have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may include one or more of the following:

- Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

- Descriptions of plans or objectives of management for future operations, products or services;

- Forecasts of future economic performance;

- "Year 2000 Readiness Disclosures" under the "Year 2000 Information and Readiness Disclosure Act;" or

- Descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

Forward-looking statements give the Company's expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. There are a number of factors--many of which are beyond the Company's control--that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.

Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate, Year 2000 and other risks, are described or incorporated in the MD&A section of this report and other reports filed by the Company with the SEC. Factors relating to the regulation and supervision of the Company and its subsidiaries are described or incorporated in the Company's Annual Report on Form 10-K filed with the SEC. There are other factors besides those described or incorporated in this report or in the other reports filed by the Company with the SEC that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

BUSINESS AND ECONOMIC CONDITIONS. The Company's business and earnings are sensitive to general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy generally and the local economies in which the Company conducts business. Should any of these conditions worsen in the United States or abroad, the Company's business and earnings could be adversely affected. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Company and/or increase the number of customers and counterparties who become delinquent or who default on their loans or other obligations to the Company. An increase in the number of delinquencies or defaults would result in a higher level of charge-offs and a higher level of loan loss provision, either of which could adversely affect the Company's earnings. Higher interest rates would also increase the Company's cost to borrow funds and increase the rate paid on deposits, which could more than offset, in the net interest margin, the increase in rates earned by the Company on new or floating rate loans or short-term investments. See "Quantitative and Qualitative Disclosures About Market Risk" for more information on interest rate risk.

COMPETITION. The Company operates in a highly competitive environment both in terms of the products and services the Company offers and the geographic markets in which the Company conducts business. The Company expects this environment to become even more competitive in the future as a result of legislative, regulatory and technological changes and the continued trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks, such as automatic transfer and automatic payment systems. Also, investment banks and insurance companies are competing in an increasing number of traditional banking businesses such as syndicated lending and consumer banking. Many of the Company's competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures.

The financial services industry is likely to become even more competitive as further technological advances enable more companies to provide financial services. The Company expects that the consolidation of the financial services industry will result in larger, better capitalized companies offering a wide array of financial services and products. The Company believes that proposed legislative changes (see "Legislation" below), if adopted, will further increase the competitive pressures in the financial services industry.

FISCAL AND MONETARY POLICIES. The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the rate of interest that commercial banks pay on their interest-bearing deposits and may also affect the value of financial instruments held by the Company. These policies also determine to a significant extent the cost to the Company of funds for lending and investing. Changes in these policies are beyond the Company's control and hard to predict. Federal Reserve Board policies can also affect the Company's customers and counterparties, potentially increasing the risk that such customers and counterparties may become delinquent or default on their obligations to the Company.

DISINTERMEDIATION. "Disintermediation" is the process of eliminating the role of the mediator (or middleman) in completing a transaction. For the financial services industry, this means eliminating or significantly reducing the role of banks and other depository institutions in completing transactions that have traditionally involved banks at one end or both ends of the transaction. For example, technological advances now allow parties to pay bills and transfer funds directly without the involvement of banks. Important consequences of this disintermediation include the loss of customer deposits (and the income generated from these deposits) and decreases in transactions that generate fee income.

LEGISLATION. In 1999 the U.S. Senate and U.S. House of Representatives each passed legislation that, if enacted into law, would break down many of the barriers between the banking, securities and insurance industries by permitting affiliation between firms in these industries. It would significantly change the competitive environment in which the Company and its subsidiaries conduct business. The Company cannot predict if and when Congress will enact this or similar legislation or the extent to which the Company and its subsidiaries will be affected by any such legislation.

MERGER OF FORMER NORWEST AND FORMER WELLS FARGO. One or more factors relating to the Merger could adversely impact the Company's business and earnings generally and in particular the expected benefits of the Merger to the Company. These factors include the following:

- expected cost savings and/or potential revenue enhancements from the Merger may not be fully realized or realized within the expected time frame;

- deposit attrition (run-off), customer loss and/or revenue loss following the Merger may be greater than expected;

- costs or difficulties related to the integration of the businesses of the two companies may be greater than expected.

OTHER MERGERS AND ACQUISITIONS. The Company expands its business in part by acquiring banks and other companies engaged in activities closely related to banking. The Company continues to explore opportunities to acquire banking institutions and other companies permitted by the Bank Holding Company Act of 1956. Discussions are continually being carried on related to such acquisitions. Generally, management of the Company does not comment on such discussions or possible acquisitions until a definitive agreement has been signed. A number of factors related to past and future acquisitions could adversely affect the Company's business and earnings, including those described above for the Norwest/Wells Fargo merger. In addition, the Company's acquisitions generally are subject to approval by federal and, in some cases, state regulatory agencies. The failure to receive required regulatory approvals within the time frame or on the conditions expected by management could also adversely affect the Company's business and earnings.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

OPERATING SEGMENT RESULTS

COMMUNITY BANKING'S net income increased to $710 million in the second quarter of 1999 from $485 million in the second quarter of 1998, an increase of 46%. Net income increased to $1,357 million for the first six months of 1999 from $936 million for the first six months of 1998, an increase of 45%. The increase in net income was due to increases in both net interest and noninterest income and declines in noninterest expense and the provision for loan losses. Net interest income increased to $1,619 million in the second quarter of 1999 from $1,527 million in the second quarter of 1998. Net interest income increased to $3,173 million for the first six months of 1999 from $3,059 million in the first six months of 1998. The increase in net interest income was primarily due to an improvement in the funding mix based on an increase in core deposits. The provision for loan losses decreased by $66 million and $114 million for the second quarter and first six months of 1999, respectively, reflecting lower charge-offs. Noninterest income for the second quarter of 1999 increased by $78 million over the same period in 1998. The increase in noninterest income was primarily due to gains on the divestiture of branches in Arizona and Nevada. Noninterest expense decreased by $107 million in the second quarter of 1999 over the same period in 1998. A significant portion of this decrease was due to charges taken in 1998 relating to the revaluation or disposal of premises and equipment. As a result of reevaluating the loans held for sale portfolio, the Company decided to reclassify certain student loans held for sale to the other revolving credit and monthly payment portfolio. Accordingly, approximately $1.2 billion of loans held for sale were reclassified at June 30, 1999.

WHOLESALE BANKING'S net income was $186 million in the second quarter of 1999, compared with $221 million in the second quarter of 1998, a decrease of 16%. Net income was $405 million for the first six months of 1999, compared with $434 million in the first six months of 1998, a decrease of 7%. Net interest income was $341 million in the second quarter of 1999 and $342 million in the second quarter of 1998. The decrease in net interest income was due to lower interest recoveries on loans where interest had previously been applied to principal, offset by higher average loan and investment securities balances within asset-based lending, specialized financial services and capital markets. Net interest income increased to $681 million for the first six months of 1999 from $663 million in the first six months of 1998. Average outstanding loan balances grew to $34 billion in the second quarter of 1999 from $32 billion in the second quarter of 1998, primarily as a result of growth in the asset-based lending, specialized financial services, capital markets and commercial loan businesses. Noninterest income decreased to $192 million and $416 million in the second quarter and first six months of 1999, respectively, from $205 million and $423 million in the same periods of 1998. The decrease for both periods was primarily due to lower gains from investment securities and lower income from loan sales, partially offset by increased income from service charges, fees and commissions, and foreign exchange gains. Noninterest expense increased to

$197 million in the second quarter of 1999 and $386 million for the first six months of 1999 from $183 million and $374 million for the same periods in the prior year. The increase for the first six months of 1999 was primarily due to the addition of Century Business Credit Corporation, which was acquired in the first quarter of 1999. The provision for loan losses increased by $45 million and $78 million for the second quarter and first six months of 1999, respectively. The 1998 provision was unusually low resulting from continued recoveries on real estate loans which had been charged off in the early 1990's.

NORWEST MORTGAGE'S net income in the second quarter of 1999 increased to $70 million from $54 million in the second quarter of 1998, an increase of 30%. Net income increased to $138 million for the first six months of 1999 from $106 million in the first six months of 1998, an increase of 30%. The increase for both periods was principally due to growth in the servicing portfolio. The increase in the second quarter was also due to decreased amortization of mortgage servicing rights. The servicing portfolio increased to $266 billion at June 30, 1999 from $220 billion at June 30, 1998. The weighted average coupon on loans in the servicing portfolio was 7.30% at June 30, 1999 compared with 7.61% a year earlier. Total capitalized mortgage servicing rights amounted to $4.1 billion, or 1.53%, of the servicing portfolio at June 30, 1999 compared with $2.9 billion, or 1.32%, at June 30, 1998. Amortization of capitalized mortgage servicing rights was $166 million and $460 million for the second quarter and first six months of 1999, respectively, compared with $175 million and $328 million for the same periods of 1998. The decrease in amortization for the second quarter of 1999 was largely due to rising interest rates and a decrease in assumed prepayments. Combined gains on sales of mortgages and servicing rights were $40 million for the second quarter of 1999 and $223 million for the first six months of 1999, compared with $116 million and $151 million for the same periods of the prior year. The decrease for the second quarter of 1999 was largely due to less favorable market conditions and decreased loan sales. Fundings for the second quarter and first six months of 1999 were $22.7 billion and $50.3 billion, respectively, compared with $26.0 billion and $46.9 billion for the same periods of the prior year. The decrease in second quarter funding volume was primarily due to a decrease in the third party origination business. The percentage of fundings attributed to mortgage loan refinancing was approximately 37% for the second quarter of 1999, compared with 46% for the same period in 1998.

NORWEST FINANCIAL'S net income increased to $66 million in the second quarter of 1999 from $54 million for the same period in 1998, an increase of 22%. Net income increased to $120 million for the first six months of 1999 from $106 million for the same period in 1998. Net interest income increased to $330 million in the second quarter of 1999 from $325 million for the same period in 1998. Net interest income increased to $653 million for the first six months of 1999 from $646 million for the same period in 1998. The increase in net interest income was due to an increase in earning assets which was substantially offset by a decrease in the net interest margin. The net interest margin decreased 37 and 51 basis points during the second quarter and first six months of 1999, respectively, from the same periods in 1998, reflecting a change in the portfolio mix combined with market pressures on yields. The provision for loan losses decreased 32% in the second quarter of 1999 and 27% in the first six months of 1999 compared to the same periods in the prior year, mostly due to reduced charge-offs at Island Finance. Norwest Financial's noninterest expense increased by

$14 million, or 6%, and $32 million, or 7%, for the quarter and six months ended June 30, 1999, respectively, from the same periods in 1998. The increase for both periods was due to higher salaries, incentive compensation and employee benefits.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,328 million in the second quarter of 1999, compared with $2,247 million in the second quarter of 1998. The Company's net interest margin was 5.68% in the second quarter of 1999, compared with 5.88% in the second quarter of 1998. Net interest income was $4,608 million in the first six months of 1999, compared with $4,456 million in the first six months of 1998. The Company's net interest margin was 5.64% in the first six months of 1999, compared with 5.89% in the first six months of 1998. The decrease in the net interest margin for both the quarter and the first six months was primarily due to lower yields on consumer and commercial loans as well as higher balances of lower yielding investment securities, partially offset by decreased rates on consumer deposits.

Interest income included hedging income of $61 million in the second quarter of 1999, compared with $22 million in the second quarter of 1998. Interest expense included hedging expense of $28 million in the second quarter of 1999, compared with $21 million in the same quarter of 1998.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Average core deposits were $127.6 billion and $122.4 billion and funded 64% and 66% of the Company's average total assets in the second quarter of 1999 and 1998, respectively. For the first six months of 1999 and 1998, average core deposits were $127.8 billion and $121.8 billion, respectively, and funded 64% and 66% of the Company's average total assets, respectively.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Quarter ended June 30,
                                                          ------------------------------------------------------------------------
                                                                                         1999                                 1998
                                                          -----------------------------------  -----------------------------------
                                                                                     INTEREST                             Interest
                                                            AVERAGE       YIELDS/      INCOME/   Average       Yields/      income/
(in millions)                                               BALANCE        RATES      EXPENSE    balance        rates      expense
----------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased under resale
  agreements                                               $  1,446         4.74%      $   17    $ 1,268         5.64%      $   18
Securities available for sale (3):
  Securities of U.S. Treasury and federal agencies            6,180         5.25           82      6,454         5.90           94
  Securities of U.S. states and political subdivisions        1,855         8.36           37      1,510         8.67           31
  Mortgage-backed securities:
    Federal agencies                                         19,261         6.59          315     15,721         7.11          273
    Private collateralized mortgage obligations               3,160         6.81           54      2,437         6.80           41
                                                           --------                    -------  --------                    ------
      Total mortgage-backed securities                       22,421         6.62          369     18,158         7.06          314
  Other securities                                            3,142         6.69           43      1,401         6.83           20
                                                           --------                    -------  --------                    ------
         Total securities available for sale                 33,598         6.46          531     27,523         6.86          459
Loans held for sale (3)                                       5,618         7.22          101      4,612         7.69           89
Mortgages held for sale (3)                                  12,254         6.96          215     11,904         6.98          208
Loans:
  Commercial                                                 35,638         8.57          762     32,885         9.00          738
  Real estate 1-4 family first mortgage                      12,075         8.40          254     13,106         8.26          271
  Other real estate mortgage                                 16,977         8.71          368     16,137         9.80          394
  Real estate construction                                    4,039         9.30           94      3,489         9.49           83
  Consumer:
    Real estate 1-4 family junior lien mortgage              11,210         9.09          254     10,601         9.86          261
    Credit card                                               5,337        13.61          182      6,109        15.12          231
    Other revolving credit and monthly payment               15,416        12.59          485     16,480        12.73          524
                                                           --------                    -------  --------                    ------
      Total consumer                                         31,963        11.53          921     33,190        12.25        1,016
  Lease financing                                             6,789         7.79          132      5,367         8.30          111
  Foreign                                                     1,515        21.05           80      1,349        21.09           71
                                                           --------                    -------  --------                    ------
         Total loans (4)                                    108,996         9.60        2,611    105,523        10.19        2,684
Other                                                         2,867         5.33           38      2,867         6.57           47
                                                           --------                    -------  --------                    ------
           Total earning assets                            $164,779         8.57        3,513   $153,697         9.18        3,505
                                                           --------                    -------  --------                    ------
                                                           --------                             --------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                $  2,844          .79            6   $  2,723         1.55           11
  Market rate and other savings                              56,064         2.24          314     51,815         2.63          340
  Savings certificates                                       25,926         4.72          305     27,514         5.25          360
  Other time deposits                                         3,600         4.92           43      4,115         5.52           56
  Deposits in foreign offices                                 1,032         4.28           11        626         4.88            8
                                                           --------                    ------   --------                    ------
      Total interest-bearing deposits                        89,466         3.05          679     86,793         3.58          775
Short-term borrowings                                        17,496         4.61          201     14,150         5.43          191
Long-term debt                                               20,663         5.61          290     16,826         6.35          267
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                       785         7.52           15      1,231         8.21           25
                                                           --------                    ------   --------                    ------
         Total interest-bearing liabilities                 128,410         3.70        1,185    119,000         4.24        1,258
Portion of noninterest-bearing funding sources               36,369           --           --     34,697           --           --
                                                           --------                    ------   --------                    ------
           Total funding sources                           $164,779         2.89        1,185   $153,697         3.30        1,258
                                                           --------                    ------   --------                    ------
                                                           --------                             --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON A
  TAXABLE-EQUIVALENT BASIS (5)                                              5.68%      $2,328                    5.88%      $2,247
                                                                          ------       ------                   -----       ------
                                                                          ------       ------                   -----       ------
NONINTEREST-EARNING ASSETS
Cash and due from banks                                    $ 11,116                             $ 10,460
Goodwill                                                      7,657                                7,923
Other                                                        16,790                               13,527
                                                           --------                             --------
           Total noninterest-earning assets                $ 35,563                             $ 31,910
                                                           --------                             --------
                                                           --------                             --------
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                   $ 42,729                             $ 40,302
Other liabilities                                             7,603                                6,494
Preferred stockholders' equity                                  459                                  460
Common stockholders' equity                                  21,141                               19,351
Noninterest-bearing funding sources used to fund earning
  assets                                                    (36,369)                             (34,697)
                                                           --------                             --------
           Net noninterest-bearing funding sources         $ 35,563                             $ 31,910
                                                           --------                             --------
                                                           --------                             --------
TOTAL ASSETS                                               $200,342                             $185,607
                                                           --------                             --------
                                                           --------                             --------
----------------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 7.75% and 8.50% for the quarters ended June 30, 1999 and 1998, respectively, and 7.75% and 8.50% for the six months ended June 30, 1999 and 1998, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.07% and 5.69% for the quarters ended June 30, 1999 and 1998, respectively, and 5.03% and 5.68% for the six months ended June 30, 1999 and 1998, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

                                                 Six months ended June 30,
 ------------------------------------------------------------------------
                                1999                                 1998
 -----------------------------------  -----------------------------------
                            INTEREST                             Interest
   AVERAGE       YIELDS/      INCOME/   Average       Yields/      income/
   BALANCE        RATES      EXPENSE    balance        rates      expense
-------------------------------------------------------------------------



  $  1,304         4.86%      $   31   $  1,232         5.62%      $   34

     5,452         5.41          148      5,640         5.95          165
     1,771         8.38           70      1,512         8.68           62

    19,457         6.65          640     16,594         7.16          580
     3,234         6.78          110      2,419         6.84           82
 ---------                    ------   --------                    ------
    22,691         6.67          750     19,013         7.12          662
     2,993         6.75           85      1,423         6.76           40
 ---------                    ------   --------                    ------
    32,907         6.55        1,053     27,588         6.94          929
     5,590         7.23          200      4,679         7.70          180
    13,822         6.82          473     10,853         6.97          378

    35,258         8.55        1,496     32,330         9.11        1,461
    12,082         8.35          504     13,567         8.20          556
    16,855         8.87          743     16,247         9.52          769
     3,971         9.33          184      3,429         9.51          162

    11,092         9.11          503     10,479        10.01          521
     5,442        13.62          371      6,268        15.04          471
    15,542        12.55          973     16,683        12.78        1,065
 ---------                    ------   --------                    ------
    32,076        11.55        1,847     33,430        12.34        2,057
     6,682         7.84          261      5,239         8.35          219
     1,494        21.05          157      1,220        20.82          127
 ---------                    ------   --------                    ------
   108,418         9.62        5,192    105,462        10.19        5,351
     2,417         5.49           66      2,587         6.73           87
 ---------                    ------   --------                    ------
 $ 164,458         8.60        7,015   $152,401         9.21        6,959
 ---------                    ------   --------                    ------
 ---------                             --------


 $   2,784          .88           12   $  2,682         1.59           21
    55,822         2.31          639     51,594         2.63          672
    26,491         4.81          632     27,787         5.28          727
     3,657         5.02           91      4,150         5.53          114
     1,039         4.24           22        704         4.95           17
 ---------                    ------   --------                    ------
    89,793         3.14        1,396     86,917         3.60        1,551
    17,526         4.70          408     13,444         5.44          363
    19,780         5.80          573     16,885         6.39          539

       785         7.52           30      1,265         8.00           50
 ---------                    ------   --------                    ------
   127,884         3.79        2,407    118,511         4.25        2,503
    36,574           --           --     33,890           --           --
 ---------                    ------   --------                    ------
  $164,458         2.96        2,407   $152,401         3.32        2,503
 ---------                    ------   --------                    ------
 ---------                             --------

                   5.64%      $4,608                    5.89%      $4,456
                  -----       ------                  ------       ------
                  -----       ------                  ------       ------

  $ 11,177                             $ 10,604
     7,695                                7,972
    16,207                               13,467
  --------                             --------
  $ 35,079                             $ 32,043
  --------                             --------
  --------                             --------

  $ 42,750                             $ 39,741
     7,627                                6,416
       461                                  461
    20,815                               19,315

   (36,574)                             (33,890)
  --------                             --------
  $ 35,079                             $ 32,043
  --------                             --------
  --------                             --------
  $199,537                             $184,444
  --------                             --------
  --------                             --------
------------------------------------------------------------------------

NONINTEREST INCOME

----------------------------------------------------------------------------------------------------------------------------
                                                                             Quarter                    Six months
                                                                       ended June 30,                ended June 30,
                                                                      --------------         %      --------------         %
(in millions)                                                         1999      1998    Change      1999      1998    Change
----------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                 $  367    $  332        11%   $  711    $  637        12%
Trust and investment fees and commissions:
  Asset management and custody fees                                    190       167        14       375       328        14
  Mutual fund and annuity sales fees                                    98        77        27       188       151        25
  All other                                                             27        25         8        52        48         8
                                                                    ------    ------              ------    ------
    Total trust and investment fees and commissions                    315       269        17       615       527        17

Credit card fee revenue                                                126       128        (2)      258       249         4
Other fees and commissions:
  Cash network fees                                                     70        56        25       128       107        20
  Charges and fees on loans                                             87        71        23       163       142        15
  All other                                                            110       105         5       214       204         5
                                                                    ------    ------              ------    ------
    Total other fees and commissions                                   267       232        15       505       453        11

Mortgage banking: (1)
  Origination and other closing fees                                   115       129       (11)      228       238        (4)
  Servicing fees, net of amortization                                   99       (16)       --        54        41        32
  Net gains on sales of mortgage servicing rights                       --        17      (100)       --        16      (100)
  Net gains on sales of mortgages                                       44       110       (60)      244       165        48
  Other                                                                 66        63         5       125       119         5
                                                                    ------    ------              ------    ------
    Total mortgage banking                                             324       303         7       651       579        12

Insurance                                                              119       111         7       204       205        --
Net venture capital gains                                               13        53       (75)      126       112        13
Net gains on securities available for sale                              23        66       (65)       21        85       (75)
Income from equity investments accounted for by the
  Cost method                                                           30        34       (12)       64        83       (23)
  Equity method                                                         20        16        25        41        31        32
Net gains on sales of loans                                             12         6       100        25        23         9
Net gains from dispositions of operations                              103        74        39       102        71        44
All other                                                               95        91         4       218       194        12
                                                                    ------    ------              ------    ------
    Total                                                           $1,814    $1,715         6%   $3,541    $3,249         9%
                                                                    ------    ------      ----    ------    ------      ----
                                                                    ------    ------      ----    ------    ------      ----
----------------------------------------------------------------------------------------------------------------------------

(1) See page 22 for discussion of Norwest Mortgage noninterest income.

The increase in trust and investment fees and commissions for the second quarter of 1999 was primarily due to an overall increase in mutual fund management fees, reflecting the overall growth in the fund families' net assets. The Company managed 85 mutual funds consisting of $55.0 billion of assets at June 30, 1999 that included 42 Stagecoach Funds ($29.8 billion) and 43 Norwest Advantage Funds ($25.2 billion), compared with 79 mutual funds consisting of $46.6 billion of assets at June 30, 1998 that included 38 Stagecoach Funds ($24.7 billion) and 41 Norwest Advantage Funds ($21.9 billion). The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $408 billion and $402 billion at June 30, 1999 and 1998, respectively.

Net venture capital gains were $13 million for the second quarter and $126 million for the first six months of 1999, compared with $53 million and $112 million for the same periods of 1998. Sales of venture capital securities generally relate to the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

The increase in net gains from dispositions of operations was due to the divestitures of stores in Arizona and Nevada during the second quarter of 1999.

"All other" noninterest income in the second quarter of 1999 included a $36 million write-down of auto lease residuals.

NONINTEREST EXPENSE

------------------------------------------------------------------------------------------------------------------------------
                                                                               Quarter                    Six months
                                                                         ended June 30,                ended June 30,
                                                                        --------------         %      --------------         %
(in millions)                                                           1999      1998    Change      1999      1998    Change
------------------------------------------------------------------------------------------------------------------------------
Salaries                                                              $  750    $  717         5 %  $1,475    $1,402         5 %
Incentive compensation                                                   135       150       (10)      269       285        (6)
Employee benefits                                                        217       187        16       416       376        11
Equipment                                                                182       196        (7)      373       381        (2)
Net occupancy                                                            185       187        (1)      371       376        (1)
Goodwill                                                                 104       104        --       208       208        --
Core deposit intangible:
  Nonqualifying (1)                                                       45        54       (17)       92       110       (16)
  Qualifying                                                               5         7       (29)       10        14       (29)
Net (gains) losses on dispositions of premises
  and equipment                                                          (13)       41        --       (11)       48        --
Operating losses                                                          37        33        12        66        71        (7)
Outside professional services                                             88        80        10       160       139        15
Contract services                                                        110        82        34       200       155        29
Telecommunications                                                        64        63         2       125       121         3
Outside data processing                                                   62        59         5       138       108        28
Advertising and promotion                                                 56        65       (14)      106       119       (11)
Postage                                                                   58        57         2       115       111         4
Travel and entertainment                                                  60        52        15       115       100        15
Stationery and supplies                                                   39        41        (5)       77        82        (6)
Insurance                                                                 50        44        14        86        82         5
Security                                                                  21        19        11        43        40         8
All other                                                                109       214       (49)      272       421       (35)
                                                                      ------    ------              ------    ------
  Total                                                               $2,364    $2,452        (4)%  $4,706    $4,749        (1)%
                                                                      ------    ------      ----    ------    ------      ----
                                                                      ------    ------      ----    ------    ------      ----
------------------------------------------------------------------------------------------------------------------------------

(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in contract services was primarily due to expenses associated with various Merger-related projects.

During the second quarter of 1999, the Company continued with its enterprise-wide project to prepare the Company's systems for Year 2000 compliance. The Year 2000 compliance issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. In addition, the year 2000 is a leap year but some programs may not recognize it as a leap year and may not properly provide for February 29, 2000. "Systems" includes hardware, networks, system and application software, and commercial "off the shelf" software, and embedded technology such as date impacted processors in automated systems such as elevators, telephone systems, security systems, vault systems, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is identified by management as vital to the successful continuation of a core business activity.

The former Norwest's Year 2000 readiness project is divided into four phases: Phase I--a comprehensive assessment and inventory of applicable software, system hardware devices, data and voice communication devices and embedded technology intended to determine Year 2000 vulnerability and risk; Phase II--date detection on systems intended to determine which systems must be remediated and which systems are compliant and require testing only, determination of the resources and costs, and the development of schedules; Phase III--repair, replacement and/or retirement of systems that are determined not to be Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to the Company, such as customers and suppliers; and Phase IV--integration testing on applicable systems intended to validate that interfaces are Year 2000 compliant and contingency planning.

The former Wells Fargo also uses a four-phase plan for achieving Year 2000 readiness: the Assessment Phase (Phase I)--intended to determine which computers, operating systems, applications and facilities require remediation and prioritization of these remediation efforts; the Renovation Phase (Phase
II)--correction or replacement of any non-compliant hardware, software or facilities; the Validation Phase (Phase III)--testing of in-house systems, vendor software and service providers; and the Implementation Phase (Phase
IV)--testing of remediated and validated code is tested in interfaces with customers, vendors, government institutions and others. All renovated software, both in-house applications and vendor software, is placed back into production before the Validation Phase.

The Company has substantially completed all of the phases discussed in the preceding two paragraphs. During the remainder of 1999, the Company will be performing the ongoing task of maintaining Year 2000 readiness for already certified mission critical systems and of monitoring the Company's systems changes which result from ongoing business development and the integration of the former Wells Fargo and the former Norwest, particularly in the overlapping markets of the two former companies.

The Company's Year 2000 Program Office oversees the Year 2000 efforts of the Company and all of its subsidiaries, including both the former Norwest businesses and the former Wells Fargo businesses. Representatives from other areas of the Company, including the law department, audit, risk management and corporate communications, provide support for the Year 2000 project. In addition, as a financial services organization, the Company is under the supervision of federal regulatory agencies which have provided guidelines and are performing ongoing monitoring of the Year 2000 readiness of the Company.

The Company may be affected by the Year 2000 compliance efforts of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, counterparties and customers, whose financial condition or operational capability is significant to the Company. The Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, counterparties and governmental entities and the testing of major external interfaces with third parties that the Company has determined are critical. Using a combination of surveys and direct communication, the Company has evaluated its major credit customers, assessed their Year 2000 efforts, and incorporated any identified Year 2000 customer risks into the Company's credit risk analysis processes.

The Company has developed business continuity plans for its core business systems which include plans to mitigate the effects of any internal operational problems or any problems caused by counterparties whose failure to properly address Year 2000 issues may adversely affect the Company's ability to perform certain functions. The Company developed these plans by augmenting existing business continuity plans with Year 2000 plans. The Company's Corporate Business Continuity Planning group is currently conducting a validation and review of these plans, using staff who were not involved directly in developing the plans.

As part of its business continuity planning, the Company is also working on Year 2000 event plans to address issues that may arise during the period from December 27, 1999 through January 10, 2000 and February 27 through March 1, 2000. The Company has an on-going awareness program to communicate Year 2000 matters to employees and customers and has also developed liquidity preparedness and cash availability plans to address any potential increased funding needs that may arise as the millennium approaches.

The Company currently estimates that its total cost for the Year 2000 project will approximate $325 million. Through June 30, 1999, the Company has incurred charges of $269 million related to its Year 2000 project, including $36 million in the second quarter of 1999. Charges for the former Norwest include the cost of internal staff redeployed to the Year 2000 project, as well as external consulting costs and costs of accelerated replacement of hardware and software due to Year 2000 issues. Charges for the former Wells Fargo include the cost of external consulting and costs of accelerated replacement of hardware and software, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff for the former Wells Fargo will have a material impact on the financial condition or results of operations for the Company.

The previous paragraphs contain a number of forward-looking statements. These statements reflect management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other third parties, and additional factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, the unpredictability of consumer behavior, and whether the Company's customers, vendors, competitors and other third parties effectively address the Year 2000 issue.

Year 2000 issues expose the Company to a number of risks, any one of which, if realized, could have a material adverse effect on the Company's business, results of operations or financial condition. These risks include the possibility that, to the extent certain vendors fail to adequately address Year 2000 issues, the Company may suffer disruptions in important services on which the Company depends, such as telecommunications, electrical power and data processing. Year 2000 issues could affect the Company's liquidity if customer withdrawals in anticipation of the Year 2000 are greater than expected or if the Company's lenders are unable to provide the Company with funds when and as needed by the Company. Year 2000 issues also create additional credit risk to the Company insofar as the failure of the Company's customers and counterparties to adequately address Year 2000 issues could increase the likelihood that these customers and counterparties become delinquent or default on their obligations to the Company. Year 2000 issues also create additional fiduciary risk to the Company to the extent that the values of assets held in fiduciary accounts are negatively impacted by Year 2000 issues. In addition to increasing the Company's risk exposure to problem loans, credit losses, losses in fiduciary business and liquidity problems, Year 2000 issues expose the Company to increased risk of litigation losses and expenses relating to the foregoing. There are other Year 2000 risks besides those described above that may impact the Company's business, results of operations or financial condition.

There can be no assurances that the Company, its significant third party vendors or its significant customers and counterparties will adequately address their respective Year 2000 issues. Although the Company continues to assess the Year 2000 readiness of its significant third party vendors and its significant customers and counterparties, it is not possible at this time to determine the effect on the Company's business, results of operations or financial condition from the failure of any of these parties to be Year 2000 compliant.

The Year 2000 disclosures contained in this Form 10-Q are designated as Year 2000 Readiness Disclosures related to the Year 2000 Information and Readiness Disclosure Act. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The forward-looking statements in the foregoing Year 2000 discussion should be read with the cautionary statements included in the "Factors That May Affect Future Results" portion of the MD&A section of this report.

INCOME TAXES

The Company's effective income tax rate was 38% for the second quarter of 1999, compared with 39% for the second quarter of 1998 and 37% for the first half of 1999, compared with 39% for the first half of 1998. The lower effective rate for the first six months of 1999 compared to the same period last year resulted from a reduction of state income tax and an increase in charitable donations of appreciated securities.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" or "tangible") for the quarter ended June 30, 1999.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarter ended
(in millions, except per share amounts)                                                                     June 30, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                             Amortization
                                                                              ---------------------------
                                                                                            Nonqualifying
                                                                   Reported                  core deposit           "Cash"
                                                                   earnings     Goodwill       intangible        earnings
-------------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                     $1,501         $104             $ 45          $1,650
  Income tax expense                                                    570           --               17             587
                                                                     ------         ----             ----          ------
Net income                                                              931          104               28           1,063
  Preferred stock dividends                                               9           --               --               9
                                                                     ------         ----              ---          ------
Net income applicable to common stock                                $  922         $104             $ 28          $1,054
                                                                     ------         ----              ---          ------
                                                                     ------         ----              ---          ------
Earnings per common share                                            $  .56         $.06             $.02          $  .64
                                                                     ------         ----              ---          ------
                                                                     ------         ----              ---          ------
Diluted earnings per common share                                    $  .55         $.06             $.02          $  .63
                                                                     ------         ----              ---          ------
                                                                     ------         ----              ---          ------
--------------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended June 30, 1999 were calculated as follows:

------------------------------------------------------------------------------------------------
                                                                                   Quarter ended
(in millions)                                                                      June 30, 1999
------------------------------------------------------------------------------------------------
                           ROA:          A / (C-E-F)       =      2.23%
                           ROE:          B / (D-E-G)       =     33.43%
                           Efficiency:   (H-I) / J         =      53.7%
Net income                                                                            $  1,063(A)
Net income applicable to common stock                                                    1,054(B)
Average total assets                                                                   200,342(C)
Average common stockholders' equity                                                     21,141(D)
Average goodwill                                                                         7,657(E)
Average pre-tax nonqualifying core deposit intangible                                    1,343(F)
Average after-tax nonqualifying core deposit intangible                                    833(G)
Noninterest expense                                                                      2,364(H)
Amortization expense for goodwill and nonqualifying core deposit intangible                149(I)
Net interest income plus noninterest income                                              4,125(J)
------------------------------------------------------------------------------------------------

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

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale (there were no securities held to maturity at the end of the periods presented):

---------------------------------------------------------------------------------------------------------------------
                                                            JUNE 30, 1999         Dec. 31, 1998         June 30, 1998
                                                          ---------------       ---------------       ---------------
                                                                ESTIMATED             Estimated             Estimated
                                                                     FAIR                  fair                  fair
(in millions)                                             COST      VALUE       Cost      value       Cost      value
---------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and federal agencies       $ 5,934    $ 5,619    $ 3,260    $ 3,287    $ 5,566    $ 5,608
Securities of U.S. states and political
  subdivisions                                           2,041      2,105      1,683      1,794      1,670      1,760
Mortgage-backed securities:
  Federal agencies                                      22,078     21,858     20,539     20,804     14,557     14,890
  Private collateralized mortgage obligations (1)        3,142      3,085      3,420      3,440      3,055      3,066
                                                       -------    -------    -------    -------    -------    -------
    Total mortgage-backed securities                    25,220     24,943     23,959     24,244     17,612     17,956
Other                                                    2,014      1,953      1,879      1,899        792        810
                                                       -------    -------    -------    -------    -------    -------
  Total debt securities                                 35,209     34,620     30,781     31,224     25,640     26,134
Marketable equity securities                               433      1,090        386        773        287        542
                                                       -------    -------    -------    -------    -------    -------
  Total                                                $35,642    $35,710    $31,167    $31,997    $25,927    $26,676
                                                       -------    -------    -------    -------    -------    -------
                                                       -------    -------    -------    -------    -------    -------

---------------------------------------------------------------------------------------------------------------------

(1) Substantially all private collateralized mortgage obligations are AAA rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the unrealized net gain on securities available for sale. The unrealized net gain on securities available for sale is reported on an after-tax basis as a part of cumulative other comprehensive income in stockholders' equity.

-----------------------------------------------------------------------------------------------------------------------
(in millions)                             JUNE 30, 1999                   Dec. 31, 1998                   June 30, 1998
-----------------------------------------------------------------------------------------------------------------------
Unrealized gross gains                           $1,037                            $919                            $778
Unrealized gross losses                            (969)                            (89)                            (29)
                                                 ------                            ----                            ----
Unrealized net gain                              $   68                            $830                            $749
                                                 ------                            ----                            ----
                                                 ------                            ----                            ----

-----------------------------------------------------------------------------------------------------------------------

The following table provides the components of the realized net gain on the sales of securities in the securities available for sale portfolio. The Company may decide to sell certain of the securities available for sale to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

------------------------------------------------------------------------------------------
                                                               Quarter          Six months
                                                         ended June 30,      ended June 30,
                                                        --------------      --------------
(in millions)                                           1999      1998      1999      1998
------------------------------------------------------------------------------------------
Realized gross gains                                     $30       $70      $ 45       $94
Realized gross losses                                     (7)       (4)      (24)       (9)
                                                        ----      ----      ----      ----
Realized net gain                                        $23       $66      $ 21       $85
                                                        ----      ----      ----      ----
                                                        ----      ----      ----      ----
------------------------------------------------------------------------------------------

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 6 years and 9 months at June 30, 1999. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At June 30, 1999, mortgage-backed securities, including collateralized mortgage obligations (CMOs) of $3.1 billion, were $24.9 billion, or 70% of the Company's securities available for sale portfolio. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $24.9 billion to $23.1 billion and the expected remaining maturity of these securities would increase from 5 years and 7 months to 7 years.

LOAN PORTFOLIO

----------------------------------------------------------------------------------------------------------
                                                                                                  % Change
                                                                                        June 30, 1999 from
                                                                                      --------------------
                                                      JUNE 30,   Dec. 31,   June 30,   Dec. 31,    June 30,
(in millions)                                            1999       1998       1998       1998        1998
----------------------------------------------------------------------------------------------------------
Commercial (1)                                       $ 36,633   $ 35,450   $ 33,875          3 %         8 %
Real estate 1-4 family first mortgage                  11,941     11,496     12,832          4          (7)
Other real estate mortgage (2)                         17,157     16,668     16,103          3           7
Real estate construction                                4,103      3,790      3,548          8          16
Consumer:
  Real estate 1-4 family junior lien mortgage          11,494     11,128     10,641          3           8
  Credit card                                           5,294      5,795      6,042         (9)        (12)
  Other revolving credit and monthly payment           16,652     15,809     16,323          5           2
                                                     --------   --------   --------
    Total consumer                                     33,440     32,732     33,006          2           1
Lease financing                                         6,875      6,380      5,487          8          25
Foreign                                                 1,497      1,478      1,450          1           3
                                                     --------   --------   --------
    Total loans (net of unearned income, including
      net deferred loan fees, of $2,974, $2,967
      and $2,921)                                    $111,646   $107,994   $106,301          3 %         5 %
                                                     --------   --------   --------         --         ---
                                                     --------   --------   --------         --         ---
----------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $2,839 million, $2,979 million and $2,819 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

(2) Includes agricultural loans that are secured by real estate of $984 million, $923 million and $812 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-----------------------------------------------------------------------------------------------------------------------
                                                                                        JUNE 30,    Dec. 31,    June 30,
(in millions)                                                                              1999        1998        1998
-----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans (1)(2)(3)                                                                 $687        $709        $732
Restructured loans (4)                                                                        1           1           1
                                                                                           ----        ----        ----
Nonaccrual and restructured loans                                                           688         710         733
As a percentage of total loans                                                               .6%         .7%         .7%
Foreclosed assets                                                                           203         167         176
Real estate investments (5)                                                                  --           1           3
                                                                                           ----        ----        ----
Total nonaccrual and restructured loans and other assets                                   $891        $878        $912
                                                                                           ----        ----        ----
                                                                                           ----        ----        ----
-----------------------------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.

(2) Includes commercial agricultural loans of $43 million, $32 million and $29 million and agricultural loans secured by real estate of $16 million, $12 million and $16 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

(3) Of the total nonaccrual loans, $369 million, $388 million and $459 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).

(4) In addition to originated loans that were subsequently restructured, there were loans of none, $23 million and $23 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance or the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, none, $23 million and $23 million were considered impaired under FAS 114 at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $133 million, $128 million and $162 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

--------------------------------------------------------------------------------------------------------------------
                                                                                        JUNE 30,   Dec. 31,  June 30,
(in millions)                                                                              1999       1998      1998
--------------------------------------------------------------------------------------------------------------------
Impairment measurement based on:
  Collateral value method                                                                  $299       $329      $363
  Discounted cash flow method                                                                63         67        97
  Historical loss factors                                                                     7         15        22
                                                                                           ----       ----      ----
    Total (1)(2)                                                                           $369       $411      $482
                                                                                           ----       ----      ----
                                                                                           ----       ----      ----
--------------------------------------------------------------------------------------------------------------------

(1) Includes accruing loans of none, $23 million and $23 million purchased at a steep discount at June 30, 1999, December 31, 1998 and June 30, 1998, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.

(2) Includes $169 million, $155 million, and $148 million of impaired loans with a related FAS 114 allowance of $54 million, $37 million and $40 million at June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

The average recorded investment in impaired loans was $369 million and $482 million during the second quarter of 1999 and 1998 respectively, and $373 million and $461 million during the first six months of 1999 and 1998, respectively. Total interest income recognized on impaired loans was $2 million and $3 million during the second quarter of 1999 and 1998, respectively, and $4 million and $7 million during the first six months of 1999 and 1998, respectively, which was primarily recorded using the cash method.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period (generally, 180 days for subsidiary banks). Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 120 days of becoming past due and such nonaccrual loans are excluded from the following table.

--------------------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30,     Dec. 31,     June 30,
(in millions)                                                                               1999         1998         1998
--------------------------------------------------------------------------------------------------------------------------
Commercial                                                                                  $ 12         $  9         $ 26
Real estate 1-4 family first mortgage                                                         23           17           19
Other real estate mortgage                                                                    48           41           38
Real estate construction                                                                       4            6            5
Consumer:
  Real estate 1-4 family junior lien mortgage                                                 33           63           67
  Credit card                                                                                103          140          141
  Other revolving credit and monthly payment                                                 181          180          238
                                                                                            ----         ----         ----
    Total consumer (1)                                                                       317          383          446
                                                                                            ----         ----         ----
  Total                                                                                     $404         $456         $534
                                                                                            ----         ----         ----
                                                                                            ----         ----         ----
---------------------------------------------------------------------------------------------------------------------------

(1) Consumer loans at December 31, 1998 and June 30, 1998 have been revised to include Norwest Financial loans of $114 million and $166 million, respectively, that were contractually past due 90 days or more as to interest or principal.

ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------------------------------
                                                                                          Quarter            Six months
                                                                                    ended June 30,        ended June 30,
                                                                                -----------------     -----------------

(in millions)                                                                     1999       1998       1999       1998
-----------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                                    $3,161     $3,066     $3,134     $3,062
Allowances related to business combinations, net                                     5         26         35         35
Provision for loan losses                                                          260        309        530        614
Loan charge-offs:
  Commercial                                                                      (111)       (64)      (192)      (122)
  Real estate 1-4 family first mortgage                                            (18)        (7)       (19)       (12)
  Other real estate mortgage                                                        (4)       (16)       (12)       (19)
  Real estate construction                                                          (1)        (1)        (1)        (2)
  Consumer:
    Real estate 1-4 family junior lien mortgage                                     (6)        (7)       (15)       (13)
    Credit card                                                                    (96)      (141)      (206)      (282)
    Other revolving credit and monthly payment                                    (109)      (157)      (236)      (336)
                                                                                ------     ------     ------     ------
      Total consumer                                                              (211)      (305)      (457)      (631)
  Lease financing                                                                  (10)       (12)       (21)       (24)
  Foreign                                                                          (24)       (12)       (39)       (22)
                                                                                ------     ------     ------     ------
        Total loan charge-offs                                                    (379)      (417)      (741)      (832)
                                                                                ------     ------     ------     ------
Loan recoveries:
  Commercial                                                                        23         17         36         42
  Real estate 1-4 family first mortgage                                              2          1          3          5
  Other real estate mortgage                                                        12         30         29         41
  Real estate construction                                                           4          1          4          2
  Consumer:
    Real estate 1-4 family junior lien mortgage                                      4          2          7          4
    Credit card                                                                     13         15         26         30
    Other revolving credit and monthly payment                                      53         40         89         82
                                                                                ------     ------     ------     ------
      Total consumer                                                                70         57        122        116
  Lease financing                                                                    3          3          6          6
  Foreign                                                                            4          5          7          7
                                                                                ------     ------     ------     ------
        Total loan recoveries                                                      118        114        207        219
                                                                                ------     ------     ------     ------
          Total net loan charge-offs                                              (261)      (303)      (534)      (613)
                                                                                ------     ------     ------     ------
BALANCE, END OF PERIOD                                                          $3,165     $3,098     $3,165     $3,098
                                                                                ------     ------     ------     ------
                                                                                ------     ------     ------     ------
Total net loan charge-offs as a percentage of average loans (annualized)           .96%      1.16%       .99%      1.17%
                                                                                ------     ------     ------     ------
                                                                                ------     ------     ------     ------
Allowance as a percentage of total loans                                          2.83%      2.91%      2.83%      2.91%
                                                                                ------     ------     ------     ------
                                                                                ------     ------     ------     ------
-----------------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,165 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at June 30, 1999. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,  December 31,     June 30,
(in millions)                                                                        1999          1998         1998
--------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                                                  $ 1,989       $ 2,392       $1,650
Government National Mortgage Association (GNMA) pool buy outs                       1,957         1,624          916
Trading assets                                                                      2,441           760        1,267
Interest receivable                                                                 1,150         1,062        1,046
Foreclosed assets                                                                     203           167          176
Certain identifiable intangible assets                                                241           212          271
Due from customers on acceptances                                                     122           128          121
Interest earning deposits                                                              80           113           80
Other                                                                               6,549         4,436        4,409
                                                                                  -------       -------       ------
  Total interest receivable and other assets                                      $14,732       $10,894       $9,936
                                                                                  -------       -------       ------
                                                                                  -------       -------       ------
--------------------------------------------------------------------------------------------------------------------

Income from nonmarketable equity investments accounted for using the cost method was $30 million and $34 million in the second quarter of 1999 and 1998, respectively, and $64 million and $83 million in the first half of 1999 and 1998, respectively.

The increase in GNMA pool buy outs was due to additional advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors.

Trading assets consist predominantly of securities, including corporate debt and U.S. government agency obligations. The increase at June 30, 1999 compared with December 31, 1998 was predominantly due to an increase in U.S. Treasury bills and U.S. Treasury notes. Income from trading assets was $27 million and $60 million in the second quarter of 1999 and 1998, respectively, and $65 million and $104 million in the first half of 1999 and 1998, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $11 million and $23 million in the second quarter of 1999 and 1998, respectively, and $23 million and $45 million in the first half of 1999 and 1998, respectively.


DEPOSITS

----------------------------------------------------------------------------------------------------------------
                                                                               JUNE 30,  December 31,    June 30,
(in millions)                                                                     1999          1998        1998
----------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                                           $ 43,708      $ 46,732    $ 41,207
Interest-bearing checking                                                        2,886         2,908       3,098
Market rate and other savings                                                   55,144        55,152      51,133
Savings certificates                                                            25,564        27,497      27,413
                                                                              --------      --------    --------
  Core deposits                                                                127,302       132,289     122,851
Other time deposits                                                              3,335         3,753       3,949
Deposits in foreign offices                                                      1,905           746         445
                                                                              --------      --------     -------
    Total deposits                                                            $132,542      $136,788    $127,245
                                                                              --------      --------    --------
                                                                              --------      --------    --------
----------------------------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

------------------------------------------------------------------------------------------------------------------
                                                                                                        To be well
                                                                                                 capitalized under
                                                                                                        the FDICIA
                                                                         For capital             prompt corrective
                                                     Actual        adequacy purposes             action provisions
                                            ---------------        -----------------          --------------------
(in billions)                               Amount    Ratio        Amount      Ratio          Amount         Ratio
-----------------------------------------   ------    -----        ------      -----          ------         -----
As of June 30, 1999:
  Total capital (to risk-weighted assets)
                                                                >           >
     Wells Fargo & Company                  $ 17.6    11.07%    -   $12.7   -   8.00%
                                                                >           >             >             >
     Norwest Bank Minnesota, N.A.              2.2    12.09     -     1.5   -   8.00      -     $1.8    -    10.00%
                                                                >           >             >             >
     Wells Fargo Bank, N.A.                    8.6    12.16     -     5.6   -   8.00      -      7.1    -    10.00

Tier 1 capital (to risk-weighted assets)
                                                                >           >
     Wells Fargo & Company                  $ 13.5     8.45%    -   $ 6.4   -   4.00%
                                                                >           >             >             >
     Norwest Bank Minnesota, N.A.              1.9    10.38     -      .7   -   4.00      -     $1.1    -     6.00%
                                                                >           >             >             >
     Wells Fargo Bank, N.A.                    5.9     8.29     -     2.8   -   4.00      -      4.2    -     6.00

Tier 1 capital (to average assets)
  (Leverage ratio)
                                                                >           >
     Wells Fargo & Company                  $ 13.5     7.05%    -    $7.6   -   4.00%(1)
                                                                >           >             >             >
     Norwest Bank Minnesota, N.A.              1.9     5.97     -     1.3   -   4.00(1)   -     $1.6    -     5.00%
                                                                >           >             >             >
     Wells Fargo Bank, N.A.                    5.9     7.31     -     3.2   -   4.00(1)   -      4.0    -     5.00

------------------------------------------------------------------------------------------------------------------


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

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at June 30, 1999 and December 31, 1998.

------------------------------------------------------------------------------------------------------------------
                                                               JUNE 30, 1999                     December 31, 1998
                                    ----------------------------------------   -----------------------------------
                                    NOTIONAL OR       CREDIT       ESTIMATED   Notional or       Credit  Estimated
                                    CONTRACTUAL         RISK            FAIR   contractual         risk       fair
(in millions)                            AMOUNT    AMOUNT (2)          VALUE        amount    amount (2)     value
------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
   HEDGES
Interest rate contracts:
  Swaps (1)                             $30,528         $207            $ 69       $24,429         $735       $686
  Futures                                71,748           --              --        62,348           --         --
  Floors and caps (1)                    41,960          208             208        33,598          504        504
  Options (1)                            15,932           52              33        25,822          112        101
  Forwards (1)                           32,707          129              17        41,283           11        (58)

Foreign exchange contracts:
  Forward contracts (1)                      42            1               1           168           --         (1)

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
  Swaps (1)                              13,356           75              (9)        7,795           81         10
  Futures                                31,237           --              --         8,440           --         --
  Floors and caps purchased (1)           5,435           58              58         5,619           42         42
  Floors and caps written                 6,009           --             (62)        5,717           --        (42)
  Options written                         5,002           --              (1)           --           --         --
  Forwards (1)                              201            4              --           850           24          4

Commodity contracts:
  Swaps (1)                                 108            6               2            78            4         --
  Floors and caps purchased (1)              24            2               2             4           --         --
  Floors and caps written                    23           --              (2)            4           --         --

Foreign exchange contracts:
  Forwards and spots (1)                  3,918           48              23         3,524           37          2
  Options purchased (1)                      55            1               1            44            2          2
  Options written                            51           --              (1)           43           --         (2)

------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these or the underlying financial instruments.
(2) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

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

Liquidity for the Parent is provided by dividend and interest income from its subsidiaries, potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. In the second quarter of 1999, the Company issued the $.6 billion remaining on its registration statement filed with the SEC in 1996 in the form of Medium-Term Notes. The Company subsequently filed a new shelf registration statement with the SEC that allows for the issuance of $10 billion in debt and equity securities, excluding common stock, other than common stock issuable upon the exercise or conversion of debt and equity securities. This registration statement became effective June 16, 1999, and together with the $150 million issuance authority remaining on the Company's registration statements filed in 1993 and 1995, permits the Company to issue an aggregate of $10.15 billion in such debt and equity securities. In 1996, the Parent also established a $2 billion Euro Medium-Term Note program (Euro
MTN). The proceeds from the sale of any securities are expected to be used for general corporate purposes. As of June 30, 1999, the Company had issued no securities under the new 1999 registration statement and $300 million under the Euro MTN program. On July 29, 1999, the Company issued $1.5 billion from the aggregate $10.15 billion available for issuance under the registration statements described above.

Since 1986, the Company has repurchased common stock in the open market in a systematic pattern to meet the common stock issuance requirements of the Company's benefit plans and other common stock issuance requirements, including acquisitions accounted for as purchases. In April of 1999, the Board of Directors authorized the repurchase of up to 9 million additional shares of the Company's outstanding common stock. As of June 30, 1999, the total remaining common stock purchase authority was approximately 6.8 million shares.

In April 1999, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 20 cents per share from 18.5 cents, representing an 8% increase in the quarterly dividend rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of rates increasing or decreasing 100 basis points over the next 12 months. At June 30, 1999, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates which would result in a decrease in net income of $49 million. In the simulation which was run at December 31, 1998, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates which would result in a decrease in net income of $26 million.

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

                           PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders was held on April 27, 1999. There were 1,653,285,689 shares of common stock outstanding and entitled to vote at said meeting; and a total of 1,320,194,848 (79.85%) shares were present at the meeting in person or by proxy.

            Each of the persons named in the Proxy Statement as a nominee for director was elected; the proposal to increase by 40,000,000 the number of shares of common stock that may be awarded under the Company's Long-Term Incentive Compensation Plan was approved; the appointment of KPMG LLP to audit the books of the Company and its subsidiaries for the year ending December 31, 1999 was ratified; and the stockholder proposal requesting the Company's Board of Directors to provide for cumulative voting for directors was not approved. The following are the voting results on each of the matters:

       (1) ELECTION OF DIRECTORS

                                                      For       Withheld
                                          ---------------  -------------
       Leslie S. Biller                     1,308,991,412     11,203,436
       J. A. Blanchard III                  1,308,671,342     11,523,506
       Michael R. Bowlin                    1,308,854,007     11,340,841
       Edward M. Carson                     1,311,144,979      9,049,869
       David A. Christensen                 1,309,142,785     11,052,063
       William S. Davila                    1,308,754,264     11,440,584
       Susan E. Engel                       1,289,343,097     30,851,751
       Paul Hazen                           1,310,754,049      9,440,799
       William A. Hodder                    1,308,881,255     11,313,593
       Rodney L. Jacobs                     1,309,094,799     11,100,049
       Reatha Clark King                    1,284,591,589     35,603,259
       Richard M. Kovacevich                1,311,857,728      8,337,120
       Richard D. McCormick                 1,309,117,438     11,077,410
       Cynthia H. Milligan                  1,309,041,862     11,152,986
       Benjamin F. Montoya                  1,308,368,857     11,825,991
       Philip J. Quigley                    1,308,687,190     11,507,658
       Donald B. Rice                       1,309,107,798     11,087,050
       Ian M. Rolland                       1,182,610,763    137,584,085
       Judith M. Runstad                    1,309,051,737     11,143,111
       Susan G. Swenson                     1,309,096,704     11,098,144
       Daniel M. Tellep                     1,308,754,167     11,440,681
       Chang-Lin Tien                       1,300,837,956     19,356,892
       Michael W. Wright                    1,309,024,014     11,170,834
       John A. Young                        1,308,488,002     11,706,846

        (2) Proposal to increase the number of shares that may be awarded under the Company's Long-Term Incentive Compensation Plan

                   For        Against  Abstentions
       ---------------  -------------  -----------
         1,169,963,490    141,455,821    8,775,537



       (3) Proposal to ratify appointment of KPMG LLP as independent auditors for 1999

                   For        Against  Abstentions
       ---------------  -------------  -----------
         1,312,674,466    3,673,904    3,846,478

       (4) Stockholder proposal relating to cumulative voting in the election of directors

                                                           Broker
                 For        Against    Abstentions      Non-votes
       -------------  -------------  -------------  -------------
         315,518,910    754,955,408     85,730,013    163,990,517

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

       3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), and Exhibits 3(b) and 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company's name and increasing authorized common and preferred stock, respectively)

        (b) Certificate of Change of Location of Registered Office and Change of Registered Agent

        (c) Certificate of Designations for the Company's ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

       3(d) Certificate of Designations for the Company's Cumulative Tracking
            Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated January 9, 1995

        (e) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

        (f) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

        (g) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 20, 1996

        (h) Certificate of Designations for the Company's 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

        (i) Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

        (j) Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

        (k) Certificate of Designations for the Company's Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

        (l) Certificate of Designations for the Company's Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

        (m) Certificate of Designations for the Company's Series C Junior Participating Preferred Stock, incorporated by reference to
            Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

        (n) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

       3(o) Certificate of Designations for the Company's 1999 ESOP
            Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

        (p) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

       4(a) See Exhibits 3(a) through 3(p)

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

      10(a) Long-Term Incentive Compensation Plan, as amended effective
            April 27, 1999

      10(b) 1999 Directors Formula Stock Award Plan

      27    Financial Data Schedule

      99(a) Computation of Ratios of Earnings to Fixed Charges--the ratios of earnings to fixed charges, including interest on deposits, were 2.23 and 1.92 for the quarters ended June 30, 1999 and 1998, respectively, and 2.17 and 1.90 for the six months ended June 30, 1999 and 1998, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.80 and 3.28 for the quarters ended June 30, 1999 and 1998, respectively, and 3.69 and 3.24 for the six months ended June 30, 1999 and 1998, respectively.

        (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends--the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.21 and 1.89 for the quarters ended June 30, 1999 and 1998, respectively, and 2.14 and 1.87 for the six months ended June 30, 1999 and 1998, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.69 and 3.18 for the quarters ended June 30, 1999 and 1998, respectively, and 3.60 and 3.15 for the six months ended June 30, 1999 and 1998, respectively.


    (b) The Company filed the following reports on Form 8-K during the second quarter of 1999:

       1 April 21, 1999 under Item 5, containing the Company's financial results for the quarter ended March 31, 1999

        (b)2 April 28, 1999 under Item 5, containing the Press Releases announcing the Company's additional share repurchase authorization and an increase in the Company's common stock dividend



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 1999.


                                    WELLS FARGO & COMPANY

                                    By: LES L. QUOCK
                                        --------------------------
                                        Les L. Quock
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)