Form 10-Q
period 1999-09-30
WELLS FARGO & CO/MN
filed 1999-11-15
CIK 72971

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR

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

                                             Shares Outstanding
                                              October 29, 1999
                                             ------------------
    Common stock, $1-2/3 par value              1,642,295,001

                                   FORM 10-Q
                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements                                               Page
                                                                           ----
        Consolidated Statement of Income..................................    2
        Consolidated Balance Sheet........................................    3
        Consolidated Statement of Changes in Stockholders' Equity
         and Comprehensive Income.........................................    4
        Consolidated Statement of Cash Flows..............................    5
        Notes to Financial Statements.....................................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations (MD&A)
        Summary Financial Data............................................   15
        Overview..........................................................   16
        Operating Segment Results.........................................   21
        Earnings Performance..............................................   23
         Net Interest Income..............................................   23
         Noninterest Income...............................................   26
         Noninterest Expense..............................................   27
         Income Taxes.....................................................   31
         Earnings/Ratios Excluding Goodwill and Nonqualifying CDI.........   32
        Balance Sheet Analysis............................................   33
         Securities Available for Sale....................................   33
         Loan Portfolio...................................................   34
         Nonaccrual and Restructured Loans and Other Assets...............   35
            Loans 90 Days Past Due and Still Accruing.....................   37
         Allowance for Loan Losses........................................   38
         Interest Receivable and Other Assets.............................   39
         Deposits.........................................................   40
         Capital Adequacy/Ratios..........................................   41
         Derivative Financial Instruments.................................   42
         Liquidity and Capital Management.................................   43

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   44

PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..................................   45

SIGNATURE.................................................................   48

                                       1

                         PART I--FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                             Quarter                 Nine months
                                                                      ended Sept. 30,             ended Sept. 30,
                                                               ---------------------       ---------------------
(in millions, except per share amounts)                            1999         1998           1999         1998
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                  $    586     $    424       $  1,612     $  1,330
Mortgages held for sale                                             198          230            671          609
Loans held for sale                                                  80           93            280          274
Loans                                                             2,725        2,702          7,912        8,046
Other interest income                                                52           79            150          199
                                                               --------     --------       --------     --------
     Total interest income                                        3,641        3,528         10,625       10,458
                                                               --------     --------       --------     --------

INTEREST EXPENSE
Deposits                                                            679          788          2,075        2,340
Short-term borrowings                                               226          195            635          558
Long-term debt                                                      338          266            911          804
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                           16           16             45           67
                                                               --------     --------       --------     --------
     Total interest expense                                       1,259        1,265          3,666        3,769
                                                               --------     --------       --------     --------

NET INTEREST INCOME                                               2,382        2,263          6,959        6,689
Provision for loan losses                                           240          307            770          921
                                                               --------     --------       --------     --------
Net interest income after provision for loan losses               2,142        1,956          6,189        5,768
                                                               --------     --------       --------     --------

NONINTEREST INCOME
Service charges on deposit accounts                                 385          356          1,096          993
Trust and investment fees and commissions                           317          267            932          794
Credit card fee revenue                                             138          136            395          384
Other fees and commissions                                          258          241            763          695
Mortgage banking                                                    318          275            969          854
Insurance                                                            95           73            299          278
Net venture capital gains                                           162            4            287          116
Net (losses) gains on securities available for sale                  (2)          76             19          161
Other                                                               138          193            590          595
                                                               --------     --------       --------     --------
     Total noninterest income                                     1,809        1,621          5,350        4,870
                                                               --------     --------       --------     --------

NONINTEREST EXPENSE
Salaries                                                            776          730          2,251        2,132
Incentive compensation                                              124          164            393          449
Employee benefits                                                   208          167            624          543
Equipment                                                           193          192            566          572
Net occupancy                                                       205          188            576          564
Goodwill                                                            106          108            314          317
Core deposit intangible                                              49           58            151          183
Net losses (gains) on dispositions of premises and equipment          6            7             (5)          55
Other                                                               751          733          2,254        2,282
                                                               --------     --------       --------     --------
     Total noninterest expense                                    2,418        2,347          7,124        7,097
                                                               --------     --------       --------     --------

INCOME BEFORE INCOME TAX EXPENSE                                  1,533        1,230          4,415        3,541
Income tax expense                                                  571          488          1,638        1,397
                                                               --------     --------       --------     --------

NET INCOME                                                     $    962     $    742       $  2,777     $  2,144
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
NET INCOME APPLICABLE TO COMMON STOCK                          $    953     $    733       $  2,751     $  2,118
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
EARNINGS PER COMMON SHARE                                      $    .58     $    .45       $   1.67     $   1.31
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
DILUTED EARNINGS PER COMMON SHARE                              $    .57     $    .45       $   1.65     $   1.29
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
DIVIDENDS DECLARED PER COMMON SHARE                            $    .20     $   .185       $   .585     $   .515
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
Average common shares outstanding                               1,648.6      1,617.3        1,649.0      1,614.4
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
Diluted average common shares outstanding                       1,667.1      1,640.7        1,667.9      1,637.3
                                                               --------     --------       --------     --------
                                                               --------     --------       --------     --------
-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------
                                                                 SEPT. 30,            Dec. 31,          Sept. 30,
(in millions, except shares)                                         1999                1998               1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                          $ 12,011            $ 12,731           $ 10,985
Federal funds sold and securities purchased
   under resale agreements                                          1,556               1,517              1,950
Securities available for sale                                      36,906              31,997             32,210
Mortgages held for sale                                             9,850              19,770             15,469
Loans held for sale                                                 4,661               5,322              5,058
Loans                                                             114,709             107,994            107,692
Allowance for loan losses                                           3,167               3,134              3,170
                                                                 --------            --------           --------
      Net loans                                                   111,542             104,860            104,522
                                                                 --------            --------           --------

Mortgage servicing rights                                           4,341               3,080              2,725
Premises and equipment, net                                         3,124               3,130              3,279
Core deposit intangible                                             1,334               1,510              1,555
Goodwill                                                            7,620               7,664              7,758
Interest receivable and other assets                               14,115              10,894             10,352
                                                                 --------            --------           --------

      Total assets                                               $207,060            $202,475           $195,863
                                                                 --------            --------           --------
                                                                 --------            --------           --------
LIABILITIES
Noninterest-bearing deposits                                     $ 41,872            $ 46,732           $ 40,951
Interest-bearing deposits                                          89,685              90,056             89,000
                                                                 --------            --------           --------
      Total deposits                                              131,557             136,788            129,951
Short-term borrowings                                              19,248              15,897             17,570
Accrued expenses and other liabilities                              8,377               8,537              8,616
Long-term debt                                                     24,911              19,709             18,486
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                  785                 785                682

STOCKHOLDERS' EQUITY
Preferred stock                                                       560                 547                552
Unearned ESOP shares                                                 (100)                (84)               (90)
                                                                 --------            --------           --------
      Total preferred stock                                           460                 463                462
Common stock - $1-2/3 par value, authorized
   4,000,000,000 shares; issued 1,666,095,265 shares,
   1,661,392,590 shares and 1,635,821,810 shares                    2,777               2,769              2,726
Additional paid-in capital                                          8,769               8,673              7,921
Retained earnings                                                  10,625               9,045              9,552
Cumulative other comprehensive income                                 242                 463                462
Notes receivable from ESOP                                             (1)                 (3)                (4)
Treasury stock - 16,331,628 shares, 17,334,787 shares
   and 15,309,106 shares                                             (690)               (651)              (561)
                                                                 --------            --------           --------
      Total stockholders' equity                                   22,182              20,759             20,558
                                                                 --------            --------           --------

      Total liabilities and stockholders' equity                 $207,060            $202,475           $195,863
                                                                 --------            --------           --------
                                                                 --------            --------           --------
------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------------------------

                                                                              Unearned             Additional
                                                      Number of   Preferred       ESOP     Common     paid-in
(in millions, except shares)                             shares       stock     shares      stock     capital
-------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                            $543       $(80)      $2,718      $8,126
                                                                     ----       ----       ------      ------


Comprehensive income
   Net income
   Other comprehensive income, net of tax:
     Translation adjustments
     Unrealized gains (losses) on securities
       available for sale arising during the year
     Reclassification adjustment for (gains) losses on securities available for sale included in net income

Total comprehensive income
Common stock issued                                  10,585,434                                 7         142
Common stock issued for acquisitions                 16,002,900                                25          53
Common stock repurchased                             27,730,007                               (24)       (406)
Preferred stock issued to ESOP                           35,000        35        (37)                       2
Preferred stock released to ESOP                                                  27                       (1)
Preferred stock (25,573) converted to common shares     661,993       (26)                                  3
Preferred stock dividends
Common stock dividends
Cash payments received on
   notes receivable from ESOP                                                                               2
Increase in Rabbi trust assets (classified as treasury stock)
                                                                     ----       ----       ------      ------
Net change                                                              9        (10)           8        (205)
                                                                     ----       ----       ------      ------

BALANCE SEPTEMBER 30, 1998                                           $552       $(90)      $2,726      $7,921
                                                                     ----       ----       ------      ------
                                                                     ----       ----       ------      ------


BALANCE DECEMBER 31, 1998                                            $547       $(84)      $2,769      $8,673
                                                                     ----       ----       ------      ------
Comprehensive income
   Net income
   Other comprehensive income, net of tax:
     Translation adjustments
     Unrealized gains (losses) on securities
       available for sale arising during the year
     Reclassification adjustment for (gains) losses
       on securities available for sale included
       in net income

Total comprehensive income
Common stock issued                                  17,258,229                                            82
Common stock issued for acquisitions                  6,185,330                                 8          11
Common stock repurchased                             19,288,479
Preferred stock issued to ESOP                           75,000        75        (80)                       5
Preferred stock released to ESOP                                                  64                       (4)
Preferred stock (60,165) converted to
  common shares                                       1,550,754       (62)                                  2
Preferred stock dividends
Common stock dividends
Cash payments received on
   notes receivable from ESOP
Increase in Rabbi trust assets (classified as treasury stock)
                                                                     ----       ----         ------    ------
Net change                                                             13        (16)             8        96
                                                                     ----       ----         ------    ------

BALANCE SEPTEMBER 30, 1999                                           $560      $(100)        $2,777    $8,769
                                                                     ----       ----         ------    ------
                                                                     ----       ----         ------    ------




--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                   Notes               Cumulative
                                                              receivable                    other        Total
                                                     Retained       from  Treasury  comprehensive stockholders'
(in millions, except shares)                         earnings       ESOP     stock         income       equity
--------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                              $8,292       $(10)    $(275)         $ 464      $19,778
                                                       ------       ----     -----          -----      -------


Comprehensive income
   Net income                                           2,144                                            2,144
   Other comprehensive income, net of tax:
     Translation adjustments                                                                   (2)          (2)
     Unrealized gains (losses) on securities
       available for sale arising during the year                                             100          100
     Reclassification adjustment for (gains) losses
       on securities available for sale included
       in net income                                                                         (100)        (100)

Total comprehensive income                                                                               2,142
Common stock issued                                      (145)                  59                          63
Common stock issued for acquisitions                       12                  210                         300
Common stock repurchased                                                      (514)                       (944)
Preferred stock issued to ESOP                                                                              --
Preferred stock released to ESOP                                                                            26
Preferred stock (25,573) converted to common shares                             23                          --
Preferred stock dividends                                 (26)                                             (26)
Common stock dividends                                   (725)                                            (725)
Cash payments received on
   notes receivable from ESOP                                         6                                      8
Increase in Rabbi trust assets (classified
   as treasury stock)                                                          (64)                        (64)
                                                       ------       ----     -----          -----      -------
Net change                                              1,260         6       (286)            (2)         780
                                                       ------       ----     -----          -----      -------

BALANCE SEPTEMBER 30, 1998                             $9,552       $(4)     $(561)         $ 462      $20,558
                                                       ------       ----     -----          -----      -------
                                                       ------       ----     -----          -----      -------


BALANCE DECEMBER 31, 1998                              $9,045       $(3)     $(651)         $ 463      $20,759
                                                       ------       ----     -----          -----      -------
Comprehensive income
   Net income                                           2,777                                            2,777
   Other comprehensive income, net of tax:
     Translation adjustments                                                                    3            3
     Unrealized gains (losses) on securities
       available for sale arising during the year                                            (212)        (212)
     Reclassification adjustment for (gains) losses
       on securities available for sale included
       in net income                                                                          (12)         (12)
                                                                                                        ------
Total comprehensive income                                                                               2,556
Common stock issued                                      (201)                 640                         521
Common stock issued for acquisitions                       (6)                  54                          67
Common stock repurchased                                                      (777)                       (777)
Preferred stock issued to ESOP                                                                              --
Preferred stock released to ESOP                                                                            60
Preferred stock (61,867) converted to
  common shares                                                                 60                          --
Preferred stock dividends                                 (26)                                             (26)
Common stock dividends                                   (964)                                            (964)
Cash payments received on
   notes receivable from ESOP                                         2                                      2
Increase in Rabbi trust asset (classified as treasury stock                    (16)                        (16)
                                                       ------       ----     -----          -----      -------
Net change                                              1,580         2        (39)            (221)     1,423
                                                       ------       ----     -----          -----      -------

BALANCE SEPTEMBER 30, 1999                            $10,625       $(1)     $(690)            $242    $22,182
                                                       ------       ----     -----            -----    -------
                                                       ------       ----     -----            -----    -------
--------------------------------------------------------------------------------------------------------------

                                      WELLS FARGO & COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended Sept. 30,
                                                                               ----------------------------------
(in millions)                                                                      1999                      1998
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 2,777                  $  2,144
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     770                       921
      Depreciation and amortization                                               1,492                     1,646
      Securities available for sale gains                                           (19)                     (161)
      Gains on sales of mortgages held for sale                                    (228)                     (306)
      Gains on sales of loans                                                       (32)                      (48)
      Gains on dispositions of operations                                          (102)                      (89)
      Release of preferred shares to ESOP                                            60                        26
      Net (increase) decrease in trading assets                                    (518)                       59
      Net increase in accrued interest receivable                                  (141)                      (86)
      Net increase in accrued interest payable                                        5                        97
      Originations of mortgages held for sale                                   (69,316)                  (75,374)
      Proceeds from sales of mortgages held for sale                             78,748                    69,674
      Net increase in loans held for sale                                          (560)                     (564)
      Other assets, net                                                             151                       (98)
      Other accrued expenses and liabilities, net                                   (66)                    1,242
                                                                                -------                  --------

Net cash provided (used) by operating activities                                 13,021                      (917)
                                                                                -------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                         6,979                     8,105
      Proceeds from prepayments and maturities                                    6,485                     7,266
      Purchases                                                                 (19,208)                  (18,286)
   Net (cash paid for) acquired from acquisitions                                  (161)                       36
   Net increase in banking subsidiaries' loans resulting from originations
      and collections                                                            (3,461)                     (874)
   Proceeds from sales (including participations) of banking
    subsidiaries' loans                                                           1,691                     1,237
   Purchases (including participations) of banking subsidiaries' loans           (1,211)                      (97)
   Principal collected on nonbank subsidiaries' loans                             4,221                     5,592
   Nonbank subsidiaries' loans originated                                        (6,590)                   (6,441)
   (Cash paid for) proceeds on dispositions of operations                          (721)                      473
   Proceeds from sales of foreclosed assets                                         145                       246
   Net increase in federal funds sold and securities purchased
      under resale agreements                                                       (39)                     (901)
   Other, net                                                                    (3,140)                     (633)
                                                                                -------                  --------

Net cash used by investing activities                                           (15,010)                   (4,277)
                                                                                -------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                           (5,949)                       35
   Net increase in short-term borrowings                                          3,205                     3,911
   Proceeds from issuance of long-term debt                                      11,958                     3,688
   Repayment of long-term debt                                                   (6,727)                   (2,638)
   Repayment of guaranteed preferred beneficial interests
      in Company's subordinated debentures                                           --                      (617)
   Proceeds from issuance of common stock                                           588                       187
   Repurchase of common stock                                                      (777)                     (944)
   Net decrease in notes receivable from ESOP                                         2                         8
   Payment of cash dividends on preferred and common stock                         (990)                     (751)
   Other, net                                                                       (41)                      219
                                                                                -------                  --------

Net cash provided by financing activities                                         1,269                     3,098
                                                                                -------                  --------

   NET CHANGE IN CASH AND DUE FROM BANKS                                           (720)                   (2,096)

Cash and due from banks at beginning of period                                   12,731                    13,081
                                                                                -------                  --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $12,011                  $ 10,985
                                                                                -------                  --------
                                                                                -------                  --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $ 3,637                  $  3,672
      Income taxes                                                              $   666                  $    946
   Noncash investing and financing activities:
      Transfers from loans to foreclosed assets                                 $   175                  $    178
      Transfers from securities available for
         sale to trading assets                                                 $ 1,132                  $     --
      Transfers from loans held for sale to loans                               $ 1,221                  $     --

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

As a condition to the Merger, the Company was required by regulatory agencies to divest stores in Arizona and Nevada having total deposits of approximately $1 billion and total loans of approximately $100 million. As a result of these sales, which were completed in April 1999, $104 million of pretax gains were included in noninterest income as gains on dispositions of operations.

In connection with the Merger, the Company recorded approximately $600 million of restructuring charges in the fourth quarter of 1998. The restructuring plans are evaluated on a regular basis during the integration process. A severance-related reserve of $280 million was included in the restructuring charges. This reserve was based on the Company's existing severance plans for involuntary terminations. As of September 30, 1999, approximately 1,575 employees, totaling approximately $80 million in severance-related benefits, had entered the severance process. The restructuring charges also included approximately $250 million related to dispositions of owned and leased premises held for sale or remarketing, which is expected to be used by mid-2000. The remaining balance of this reserve was approximately $160 million at September 30, 1999, which was comprised of approximately $50 million for owned premises and approximately $110 million for leased premises. The remaining balance of other restructuring charges, which totaled $70 million when originally recorded, was $15 million at September 30, 1999. The suspension of depreciation on these assets held for disposition reduced net occupancy expense and equipment expense by a total of $13 million for the nine months ended September 30, 1999.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed. The Company had eight pending transactions as of September 30, 1999 with total assets of $3.3 billion, and anticipates that approximately $146 million of cash and approximately 22.3 million common shares will be issued upon consummation of these transactions. The pending transactions, subject to approval by regulatory agencies, are expected to be completed by the first quarter of 2000, and are not significant to the financial statements of the Company, either individually or in the aggregate.

During the nine months ended September 30, 1999, the Company completed nine transactions involving the acquisition of $2.0 billion in assets. In connection with these acquisitions, the Company paid $395 million in cash and issued 6.2 million shares of its common stock. These transactions were not significant to the financial statements of the Company, either individually or in the aggregate.

2.  PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at September 30, 1999, December 31, 1998 and September 30, 1998. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.


-----------------------------------------------------------------------------------------------------------------------------------

                                           Shares issued and outstanding         Carrying amount (in millions)           Adjustable
                                      ----------------------------------    ---------------------------------        dividends rate
                                       SEPT. 30,    Dec. 31,    Sept. 30,   SEPT. 30,     Dec. 31,   Sept. 30,    -----------------
                                           1999        1998         1998        1999         1998        1998     Minimum   Maximum
                                      ---------   ---------    ---------    --------      -------    --------     -------   -------
Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)       1,500,000   1,500,000    1,500,000        $ 75         $ 75        $ 75         5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50)       4,000,000   4,000,000    4,000,000         200          200         200         7.0      13.0

Cumulative Tracking
   (Liquidation preference $200)        980,000     980,000      980,000         196          196         196        9.30      9.30

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       22,653          --           --          23           --          --       10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        8,472       8,740       13,604           8            9          14       10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       13,639      19,698       19,846          13           20          20        9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       21,111      22,068       22,274          21           22          22        8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       19,790      20,130       20,283          20           20          20       10.00     10.00

ESOP Cumulative Convertible
   (Liquidation preference $1,000)        9,532       9,726        9,825           9           10          10         9.0       9.0

Unearned ESOP shares(1)                      --          --           --        (100)         (84)        (90)         --        --

Less Cumulative Tracking
   held by subsidiary
   (Liquidation preference $200)         25,000      25,000       25,000           5            5           5        9.30      9.30
                                      ---------   ---------    ---------        ----         ----        ----

     Total                            6,550,197   6,535,362    6,540,832        $460         $463        $462
                                      ---------   ---------    ---------        ----         ----        ----
                                      ---------   ---------    ---------        ----         ----        ----

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

-------------------------------------------------------------------------------------------------------------------
                                                                                Quarter                 Nine months
                                                                         ended Sept. 30,             ended Sept. 30,
                                                                         --------------             ---------------
(in millions, except per share amounts)                               1999         1998          1999          1998
-------------------------------------------------------------------------------------------------------------------
Net income                                                       $     962    $     742      $  2,777     $   2,144
Less: Preferred stock dividends                                          9            9            26            26
                                                                 ---------    ---------      --------     ---------
Net income applicable to common stock                            $     953    $     733      $  2,751     $   2,118
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                $     953    $     733      $  2,751     $   2,118
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

Average common shares outstanding (denominator)                    1,648.6      1,617.3       1,649.0       1,614.4
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

Per share                                                        $     .58    $     .45      $   1.67     $    1.31
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                $     953    $     733      $  2,751     $   2,118
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

Average common shares outstanding                                  1,648.6      1,617.3       1,649.0       1,614.4
Add:   Stock options                                                  17.2         21.4          17.3          20.8
       Restricted share rights                                         1.3          2.0           1.6           2.1
                                                                 ---------    ---------      --------     ---------
Diluted average common shares outstanding (denominator)            1,667.1      1,640.7       1,667.9       1,637.3
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

Per share                                                        $     .57    $     .45      $   1.65     $    1.29
                                                                 ---------    ---------      --------     ---------
                                                                 ---------    ---------      --------     ---------

-------------------------------------------------------------------------------------------------------------------

4.  OPERATING SEGMENTS

The Company has identified four lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Norwest Mortgage and Norwest Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior quarters would be (and have been) restated to allow comparability.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. The Group also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. This includes the Stagecoach and Advantage families of mutual funds as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equipment and transportation (auto, recreational vehicle, marine) loans as well as equity lines and loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, SBA financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking, savings deposits, market rate accounts, Individual Retirement Accounts
(IRAs) and time deposits.

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

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $10 million and maintains relationships with major corporations throughout the United States. The Wholesale Banking Group provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, international trade facilities, foreign exchange services, cash management, investment management and electronic products. The Group includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support programs for American-made products). The Group also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Real Estate Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications and commercial real estate loan servicing.

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

THE RECONCILIATION COLUMN includes goodwill and the nonqualifying core deposit intangible (CDI), the net impact of transfer pricing loan and deposit balances, the cost of external debt and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the enterprise level.

The following table provides the results for the Company's four major operating segments.

-------------------------------------------------------------------------------------------------------

(income/expense in millions,                  Community                Wholesale                Norwest
 average balances in billions)                  Banking                  Banking               Mortgage
                                      -----------------         ----------------         --------------
                                        1999       1998           1999      1998         1999      1998
QUARTER ENDED SEPTEMBER 30,

Net interest income (1)               $1,688     $1,549         $  357    $  340         $ 33      $ 63
Provision for loan losses                147        194             19        13            2         1
Noninterest income                     1,070        999            305       215          315       302
Noninterest expense                    1,510      1,453            286       254          236       276
                                      ------     ------         ------    ------         ----      ----
Income (loss) before income
   tax expense (benefit)               1,101        901            357       288          110        88
Income tax expense (benefit) (2)         354        339            134       115           40        32
                                      ------     ------         ------    ------         ----      ----
Net income (loss)                     $  747     $  562         $  223    $  173         $ 70      $ 56
                                      ------     ------         ------    ------         ----      ----
                                      ------     ------         ------    ------         ----      ----

Average loans                         $   67     $   64         $   34    $   33         $  1      $  1
Average assets                           120        105             42        39           22        24
Average core deposits                    113        110              9         9            5         5
Return on equity (3)                      20%        16%            25%       20%          22%       16%

NINE MONTHS ENDED SEPTEMBER 30,

Net interest income (1)               $4,846     $4,598         $1,054    $1,010         $139      $156
Provision for loan losses                465        626             84        (1)           8         3
Noninterest income                     3,203      2,893            869       774          957       852
Noninterest expense                    4,396      4,489            818       756          760       750
                                      ------     ------         ------    ------         ----      ----
Income (loss) before income
   tax expense (benefit)               3,188      2,376          1,021     1,029          328       255
Income tax expense (benefit) (2)       1,078        876            380       413          120        93
                                      ------     ------         ------    ------         ----      ----
Net income (loss)                     $2,110     $1,500         $  641    $  616         $208      $162
                                      ------     ------         ------    ------         ----      ----
                                      ------     ------         ------    ------         ----      ----

Average loans                         $   66     $   64         $   34    $   32         $  1      $  1
Average assets                           117        106             41        38           24        21
Average core deposits                    113        109              9         8            5         5
Return on equity (3)                      19%        15%            24%       25%          21%       17%

-------------------------------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Norwest Mortgage's net interest income was composed of interest revenue of $202 million and $270 million for the third quarter of 1999 and 1998, respectively, and $677 million and $705 million for the first nine months of 1999 and 1998, respectively, and interest expense of $169 million and $207 million for the third quarter of 1999 and 1998, respectively, and $538 million and $549 million for the first nine months of 1999 and 1998, respectively.)

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

-------------------------------------------------------------------

                                    Recon-                 Consoli-
          Norwest               ciliation                    dated
        Financial                  column (4)              Company
------------------------------------------------------------------
  1999       1998          1999      1998           1999      1998


  $ 324     $ 326        $  (20)    $ (15)        $2,382    $2,263
     72        99            --        --            240       307
     92        75            27        30          1,809     1,621
    240       216           146       148          2,418     2,347
  -----     -----        ------     -----         ------    ------

    104        86          (139)     (133)         1,533     1,230
     38        31             5       (29)           571       488
  -----     -----        ------     -----         ------    ------
  $  66     $  55        $ (144)    $(104)        $  962    $  742
  -----     -----        ------     -----         ------    ------
  -----     -----        ------     -----         ------    ------

  $  10     $   9        $   --     $  --         $  112    $  107
     11        11             8         8            203       187
     --        --            --        --            127       124
     16%       15%           --%       --%            18%       15%



  $ 977     $ 972        $  (57)     $(47)        $6,959    $6,689
    213       293            --        --            770       921
    239       225            82       126          5,350     4,870
    708       652           442       450          7,124     7,097
  -----     -----        ------      ----         ------    ------

    295       252          (417)     (371)         4,415     3,541
    109        91           (49)      (76)         1,638     1,397
  -----     -----        ------      ----         ------    ------
  $ 186     $ 161        $ (368)    $(295)        $2,777    $2,144
  -----     -----        ------     -----         ------    ------
  -----     -----        ------     -----         ------    ------

   $  9     $   9        $   --      $ --         $  110    $  106
     11        11             8         9            201       185
     --        --            --        --            127       122
     16%       16%           --%       --%            18%       15%

-------------------------------------------------------------------

(4) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $22 million and $24 million; and unallocated items of $(15) million and $(9) million for the third quarter of 1999 and 1998, respectively. Revenue includes Treasury activities of $63 million and $101 million; and unallocated items of $(38) million and $(22) million for the first nine months of 1999 and 1998, respectively. Net income includes Treasury activities of $13 million and $14 million; and unallocated items of $(157) million and $(118) million for the third quarter of 1999 and 1998, respectively. Net income includes Treasury activities of $38 million and $58 million; and unallocated items of $(406) million and $(353) million for the first nine months of 1999 and 1998, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $124 million and $129 million for the third quarter of 1999 and 1998, respectively, and $376 million and $394 million for the first nine months of 1999 and 1998, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $8 billion for all periods presented.

5.  MORTGAGE BANKING ACTIVITIES

Mortgage banking activities include Norwest Mortgage and mortgage banking activities in other operating segments.

The outstanding balance of mortgage loans serviced for others, which are not included in the accompanying balance sheet, was $283 billion, $250 billion and $238 billion at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                     Nine months
                                                                     ended Sept. 30,                 ended Sept. 30,
                                                               --------------------            --------------------
(in millions)                                                  1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $4,144          $2,968          $3,144          $3,112
    Originations                                                181             181             654             492
    Purchases                                                   150             183             522             521
    Sales                                                        --              --              --            (346)
    Amortization                                               (139)           (242)           (599)           (602)
    Other (principally hedge activity)                            5            (301)            620            (388)
                                                             ------          ------          ------          ------
                                                              4,341           2,789           4,341           2,789
    Less valuation allowance                                     --              64              --              64
                                                             ------          ------          ------          ------

Balance, end of period                                       $4,341          $2,725          $4,341          $2,725
                                                             ------          ------          ------          ------
                                                             ------          ------          ------          ------

-------------------------------------------------------------------------------------------------------------------

During the quarter ended September 30, 1999, the Company reduced its valuation allowance for capitalized mortgage servicing rights by $64 million.

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at September 30, 1999 was approximately $4.6 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

                                             FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           % Change
                                                                Quarter ended   Sept. 30, 1999 from       Nine months ended
                                                -----------------------------   -------------------    --------------------
                                                SEPT. 30,  June 30,  Sept. 30,  June 30,   Sept. 30,    SEPT. 30,  Sept. 30,      %
(in millions)                                       1999      1999       1998      1999        1998         1999       1998  Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                     $     962  $    931   $    742         3%         30%    $  2,777   $  2,144      30%
Net income applicable to common stock                953       922        733         3          30        2,751      2,118      30

Earnings per common share                      $     .58  $    .56   $    .45         4          29     $   1.67    $  1.31      27
Diluted earnings per common share                    .57       .55        .45         4          27         1.65       1.29      28

Dividends declared per common share                  .20       .20       .185        --           8         .585       .515      14

Average common shares outstanding                1,648.6   1,651.4    1,617.3        --           2      1,649.0    1,614.4       2
Diluted average common shares outstanding        1,667.1   1,672.3    1,640.7        --           2      1,667.9    1,637.3       2

Profitability ratios (annualized)
   Net income to average total assets (ROA)         1.88%     1.86%      1.58%        1          19         1.85%      1.55%     19
   Net income applicable to common stock to
     average common stockholders' equity (ROE)     17.97     17.50      14.72         3          22        17.60      14.55      21

Total revenue                                  $   4,191  $  4,125   $  3,884         2           8     $ 12,309  $  11,559       6

Efficiency ratio (1)                                57.7%     57.3%      60.4%        1          (4)        57.9%      61.4%     (6)

Average loans                                  $ 112,262  $108,996   $106,553         3           5     $109,714   $105,830       4
Average assets                                   202,972   200,342    186,634         1           9      200,694    185,187       8
Average core deposits                            126,759   127,563    123,720        (1)          2      127,481    122,449       4

Net interest margin                                 5.73%     5.68%      5.88%        1          (3)        5.67%      5.86%     (3)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH" OR "TANGIBLE") (2)
Net income applicable to common stock          $   1,087  $  1,054   $    872         3          25     $  3,149   $  2,534      24
Earnings per common share                            .66       .64        .54         3          22         1.91       1.57      22
Diluted earnings per common share                    .65       .63        .53         3          23         1.89       1.55      22
ROA                                                 2.24%     2.23%      1.97%       --          14         2.22%      1.95%     14
ROE                                                34.33     33.43      31.47         3           9        34.04      32.02       6
Efficiency ratio                                    54.1      53.7       56.3         1          (4)        54.2       57.2      (5)

AT PERIOD END
Securities available for sale                  $  36,906  $ 35,710   $ 32,210         3          15     $ 36,906  $  32,210      15
Loans                                            114,709   111,646    107,692         3           7      114,709    107,692       7
Allowance for loan losses                          3,167     3,165      3,170        --          --        3,167      3,170      --
Goodwill                                           7,620     7,598      7,758        --          (2)       7,620      7,758      (2)
Assets                                           207,060   205,421    195,863         1           6      207,060    195,863       6
Core deposits                                    125,160   127,302    123,792        (2)          1      125,160    123,792       1
Common stockholders' equity                       21,722    20,915     20,096         4           8       21,722     20,096       8
Stockholders' equity                              22,182    21,375     20,558         4           8       22,182     20,558       8
Tier 1 capital (3)                                14,005    13,454     12,437         4          13       14,005     12,437      13
Total capital (Tiers 1 and 2) (3)                 18,166    17,612     16,800         3           8       18,166     16,800       8

Capital ratios
   Common stockholders' equity to assets           10.49%    10.18%     10.26%        3           2        10.49%     10.26%      2
   Stockholders' equity to assets                  10.71     10.41      10.50         3           2        10.71      10.50       2
   Risk-based capital (3)
     Tier 1 capital                                 8.71      8.45       8.20         3           6         8.71       8.20       6
     Total capital                                 11.30     11.07      11.07         2           2        11.30      11.07       2
   Leverage (3)                                     7.22      7.05       7.00         2           3         7.22       7.00       3

Book value per common share                    $   13.17  $  12.67   $  12.40         4           6     $  13.17   $  12.40       6

Staff (active, full-time equivalent)              89,528    90,410     89,719        (1)         --       89,528     89,719      --

COMMON STOCK PRICE
High                                           $   45.31  $  44.88   $  39.75         1          14     $  45.31   $  43.88       3
Low                                                36.44     34.38      27.50         6          33        32.13      27.50      17
Period end                                         39.63     42.75      36.00        (7)         10        39.63      36.00      10

-----------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pretax amount for the average balance of nonqualifying CDI was $1,301 million for the quarter ended September 30, 1999 and $1,345 million for the nine months ended September 30, 1999. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $27 million and $807 million, respectively, for the quarter ended September 30, 1999 and $84 million and $834 million, respectively, for the nine months ended September 30, 1999. Goodwill amortization and average balance (which are not tax effected) were $106 million and $7,674 million, respectively, for the quarter ended September 30, 1999 and $314 million and $7,688 million, respectively, for the nine months ended September 30, 1999.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company is a $207 billion diversified financial services company providing banking, mortgage and consumer finance through about 6,000 stores, the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranked seventh in assets at September 30, 1999 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company together with its subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

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

Net income for the third quarter of 1999 was $962 million, compared with $742 million for the third quarter of 1998. Diluted earnings per common share for the third quarter of 1999 were $.57, compared with $.45 for the third quarter of 1998. Net income for the first nine months of 1999 was $2,777 million, or $1.65 per share, compared with $2,144 million, or $1.29 per share, for the first nine months of 1998.

Return on average assets (ROA) was 1.88% and 1.85% in the third quarter and first nine months of 1999, respectively, compared with 1.58% and 1.55% in the same periods of 1998. Return on average common equity (ROE) was 17.97% and 17.60% in the third quarter and first nine months of 1999, respectively, compared with 14.72% and 14.55% in the same periods of 1998.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" or "tangible" earnings) in the third quarter and first nine months of 1999 were $.65 and $1.89 per share, respectively, compared with $.53 and $1.55 per share in the same periods of 1998. On the same basis, ROA was 2.24% and 2.22% in the third quarter and first nine months of 1999, respectively, compared with 1.97% and 1.95% in the same periods of 1998; ROE was 34.33% and 34.04% in the third quarter and first nine months of 1999, respectively, compared with 31.47% and 32.02% in the same periods of 1998.

Net interest income on a taxable-equivalent basis was $2,399 million and $7,007 million for the third quarter and first nine months of 1999, respectively, compared with $2,278 million and $6,734 million for the same periods of 1998. The Company's net interest margin was 5.73% and 5.67% for the third quarter and first nine months of 1999, respectively, compared with 5.88% and 5.86% for the same periods of 1998.

Noninterest income was $1,809 million and $5,350 million for the third quarter and first nine months of 1999, respectively, compared with $1,621 million and $4,870 million for the same periods of 1998. The increase for the third quarter of 1999 was mostly due to higher net mortgage servicing fees and higher venture capital gains partially offset by gains on sales of mortgages in the third quarter of 1998. The increase for the first nine months of 1999 was primarily due to higher net mortgage servicing fees, venture capital gains and trust and investment fees and commissions.

Noninterest expense totaled $2,418 million and $7,124 million for the third quarter and first nine months of 1999, respectively, compared with $2,347 million and $7,097 million for the same periods of 1998. The efficiency ratio improved to 57.7% for the third quarter of 1999, and 57.9% for the first nine months of 1999, compared with 60.4% and 61.4% for the same periods a year ago. The Company expects to meet its pre-Merger target of approximately $650 million in annual pretax cost savings not later than 36 months after Merger consummation. About 25% of the cost savings are expected to be achieved within the first year.

The provision for loan losses was $240 million and $770 million in the third quarter and first nine months of 1999, respectively, compared with $307 million and $921 million in the same periods of 1998. During the third quarter of 1999, net charge-offs were $241 million, or .85% of average total loans (annualized), compared with $318 million, or 1.18%, during the third quarter of 1998. The allowance for loan losses was $3,167 million, or 2.76% of total loans, at September 30, 1999, compared with $3,134 million, or 2.90%, at December 31, 1998 and $3,170 million, or 2.94%, at September 30, 1998.

At September 30, 1999, total nonaccrual and restructured loans were $698 million, or .6% of total loans, compared with $710 million, or .7%, at December 31, 1998 and $722 million, or .7%, at September 30, 1998. Foreclosed assets amounted to $213 million at September 30, 1999, $167 million at December 31, 1998 and $176 million at September 30, 1998.

At September 30, 1999, the ratio of common stockholders' equity to total assets was 10.49%, compared with 10.26% at September 30, 1998. The Company's total risk-based capital (RBC) ratio at September 30, 1999 was 11.30% and its Tier 1 RBC ratio was 8.71%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at September 30, 1998 were 11.07% and 8.20%, respectively. The Company's leverage ratio was 7.22% at September 30, 1999 and 7.00% at September 30, 1998, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT DEVELOPMENTS - FINANCIAL MODERNIZATION

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the Act) which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company (FHC) if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a FHC. No regulatory approval will be required for a FHC to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Board of Governors of the Federal Reserve System (the Board). The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a FHC or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory CRA rating.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document and other documents filed by the Company with the Securities and Exchange Commission (SEC) have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. These forward-looking statements may include one or more of the following:

-- Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

-- Descriptions of plans or objectives of management for future operations, products or services;

--   Forecasts of future economic performance;

--  "Year 2000 Readiness Disclosures" under the Year 2000 Information and
     Readiness Disclosure Act; and

--   Descriptions of assumptions underlying or relating to any of the foregoing.

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

Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate, Year 2000 and other risks, are described elsewhere in this report and in the MD&A section of the 1998 Annual Report on Form 10-K filed by the Company with the SEC. Factors relating to the regulation and supervision of the Company and its subsidiaries are also described or incorporated in the Form 10-K. There are other factors besides those described or incorporated in this report or in the other reports filed by the Company with the SEC that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

BUSINESS AND ECONOMIC CONDITIONS. The Company's business and earnings are sensitive to general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy generally and the local economies in which the Company conducts business. Should any of these conditions worsen in the United States or abroad, the Company's business and earnings could be adversely affected. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Company and/or increase the number of customers and counterparties who become delinquent or who default on their loans or other obligations to the Company. An increase in the number of delinquencies or defaults would result in a higher level of charge-offs and a higher level of loan loss provision, which could adversely affect the Company's earnings. Higher interest rates would also increase the Company's cost to borrow funds and may increase the rate paid on deposits, which could more than offset, in the net interest margin, the increase in rates earned by the Company on new or floating rate loans or short-term investments. See "Quantitative and Qualitative Disclosures About Market Risk" for more information on interest rate risk.

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

The financial services industry is likely to become even more competitive as further technological advances enable more companies to provide financial services. The Company expects that the consolidation of the financial services industry will result in larger, better capitalized companies offering a wide array of financial services and products. The Company believes that recent legislative changes (see "Legislation" below), will further increase the competitive pressures in the financial services industry.

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

LEGISLATION. The Gramm-Leach-Bliley Act permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company." Financial holding companies may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The Act significantly changes the competitive environment in which the Company and its subsidiaries conduct business.

MERGER OF FORMER NORWEST AND FORMER WELLS FARGO. One or more factors relating to the Merger could adversely impact the Company's business and earnings generally and in particular the expected benefits of the Merger to the Company. These factors include the following:

-- expected cost savings and/or potential revenue enhancements from the Merger may not be fully realized or realized within the expected time frame;

-- deposit attrition (run-off), customer loss and/or revenue loss following the Merger may be greater than expected;

-- costs or difficulties related to the integration of the businesses of the two companies may be greater than expected.

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

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. In July 1999, the FASB issued FAS 137, Deferring Statement 133's Effective Date, which defers the effective date for implementation of FAS 133 by one year, making FAS 133 effective no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet, measured at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company has not yet determined when it will implement the Statement nor has it completed the complex analysis required to determine the impact on the financial statements.

OPERATING SEGMENT RESULTS

COMMUNITY BANKING'S net income increased to $747 million in the third quarter of 1999 from $562 million in the third quarter of 1998, an increase of 33%. Net income increased to $2,110 million for the first nine months of 1999 from $1,500 million for the first nine months of 1998, an increase of 41%. Net interest income increased to $1,688 million in the third quarter of 1999 from $1,549 million in the third quarter of 1998. Net interest income increased to $4,846 million for the first nine months of 1999 from $4,598 million in the first nine months of 1998. The provision for loan losses decreased by $47 million and $161 million for the third quarter and first nine months of 1999, respectively, reflecting lower charge-offs.

Noninterest income for the third quarter of 1999 increased by $71 million over the same period in 1998. The increase in noninterest income for the third quarter of 1999 was mostly due to higher venture capital gains, commissions and trust and investment fees.

WHOLESALE BANKING'S net income was $223 million in the third quarter of 1999, compared with $173 million in the third quarter of 1998, an increase of 29%. Net income was $641 million for the first nine months of 1999, compared with $616 million in the first nine months of 1998, an increase of 4%. Net interest income was $357 million in the third quarter of 1999 and $340 million in the third quarter of 1998. The increase in net interest income was due to higher average loans within asset-based lending and Real Estate Capital Markets. Net interest income increased to $1,054 million for the first nine months of 1999 from $1,010 million in the first nine months of 1998. Average outstanding loan balances grew to $34 billion in the third quarter of 1999 from $33 billion in the third quarter of 1998. Noninterest income increased to $305 million and $869 million in the third quarter and first nine months of 1999, respectively, from $215 million and $774 million in the same periods of 1998. The increase for both periods was primarily due to higher gains from investment securities and trading activities as well as increased income from service charges, fees and commissions, and foreign exchange gains. Noninterest expense increased to $286 million in the third quarter of 1999 and $818 million for the first nine months of 1999 from $254 million and $756 million for the same periods in the prior year. The increase for the first nine months of 1999 was primarily due to increased expenses in the investment management area and the addition of Century Business Credit Corporation, which was acquired in the first quarter of 1999. The provision for loan losses increased by $6 million and $85 million for the third quarter and first nine months of 1999, respectively, due to increased charge-offs.

NORWEST MORTGAGE'S net income in the third quarter of 1999 increased to $70 million from $56 million in the third quarter of 1998, an increase of 25%. Net income increased to $208 million for the first nine months of 1999 from $162 million in the first nine months of 1998, an increase of 28%. The increase for the third quarter of 1999 was principally due to growth in the servicing portfolio and decreased amortization of mortgage servicing rights, offset by a decrease in loan origination and closing fees. The servicing portfolio increased to $274 billion at September 30, 1999 from $233 billion at September 30, 1998. The weighted average coupon on loans in the servicing portfolio was 7.30% at September 30, 1999 compared with 7.54% a year earlier. Total capitalized mortgage servicing rights amounted to $4.3 billion, or 1.58%, of the servicing portfolio at September 30, 1999 compared with $2.7 billion, or 1.17%, at September 30, 1998. Amortization of capitalized mortgage servicing rights was $139 million and $599 million for the third quarter and first nine months of 1999, respectively, compared with $242 million and $570 million for the same periods of 1998. The decrease in amortization for the third quarter of 1999 was largely due to rising interest rates, which decreased the prepayment speeds in the servicing portfolio. Combined (losses)/gains on sales of mortgages and servicing rights were $(29) million for the third quarter of 1999 and $194 million for the first nine months of 1999, compared with $152 million and $288 million for the same periods of the prior year. The decrease for the third quarter of 1999 was largely due to less favorable market conditions and decreased loan sales. Fundings for the third quarter and first nine months of 1999 were $19 billion and $69 billion, respectively, compared with $28 billion and $75 billion for the same
                                      22
periods of the prior year. The decrease in third quarter funding volume was primarily due to a decrease in refinance activity. The percentage of fundings attributed to mortgage loan refinancing was approximately 20% for the third quarter of 1999, compared with 43% for the same period in 1998.

NORWEST FINANCIAL'S net income increased to $66 million in the third quarter of 1999 from $55 million for the same period in 1998, an increase of 20%. Net income increased to $186 million for the first nine months of 1999 from $161 million for the same period in 1998, an increase of 16%. The provision for loan losses decreased 27% in the third quarter and first nine months of 1999 compared to the same periods in the prior year due to a reduction in the provision for loan losses at Island Finance. Norwest Financial's noninterest expense increased by $24 million, or 11%, and $56 million, or 9%, for the quarter and nine months ended September 30, 1999, respectively, from the same periods in 1998. The increase for both periods was due to higher salaries, incentive compensation and employee benefits.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,399 million in the third quarter of 1999, compared with $2,278 million in the third quarter of 1998. The Company's net interest margin was 5.73% in the third quarter of 1999, compared with 5.88% in the third quarter of 1998. Net interest income on a taxable-equivalent basis was $7,007 million in the first nine months of 1999, compared with $6,734 million in the first nine months of 1998. The Company's net interest margin was 5.67% in the first nine months of 1999, compared with 5.86% in the first nine months of 1998. The decrease in the net interest margin for both the third quarter and the first nine months was primarily due to higher balances of lower yielding investment securities and lower yields on consumer loans and commercial real estate mortgages partially offset by decreased rates on consumer deposits.

Interest income included hedging income of $51 million in the third quarter of 1999, compared with $21 million in the third quarter of 1998. Interest expense included hedging income of $24 million in the third quarter of 1999, compared with $19 million in the same quarter of 1998.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Average core deposits were $127 billion and $124 billion and funded 62% and 66% of the Company's average total assets in the third quarter of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, average core deposits were $127 billion and $122 billion, respectively, and funded 64% and 66% of the Company's average total assets, respectively.


AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                      Quarter ended Sept. 30,
                                                               -------------------------------------------------------------
                                                                                      1999                              1998
                                                               ---------------------------        --------------------------
                                                                                  INTEREST                          Interest
                                                                AVERAGE   YIELDS/   INCOME/       Average   Yields/   income/
(IN MILLIONS)                                                   BALANCE    RATES   EXPENSE        balance    rates   expense
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  1,327     5.13%   $   17       $  2,120     5.86%  $   31
Securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                5,915     5.47        85          4,494     6.03       68
  Securities of U.S. states and political subdivisions            1,848     8.31        38          1,547     8.57       31
  Mortgage-backed securities:
    Federal agencies                                             20,840     7.11       374         15,286     7.09      265
    Private collateralized mortgage obligations                   3,003     6.89        53          3,078     6.70       51
                                                               --------             ------       --------            ------
      Total mortgage-backed securities                           23,843     7.08       427         18,364     7.03      316
  Other securities                                                3,612     6.93        50          1,533     6.29       21
                                                               --------             ------       --------            ------
        Total securities available for sale                      35,218     6.85       600         25,938     6.90      436
Loans held for sale (3)                                           4,381     7.24        80          4,757     7.84       93
Mortgages held for sale (3)                                      10,711     7.33       198         13,142     7.01      230
Loans:
  Commercial                                                     36,011     8.88       806         33,762     8.92      758
  Real estate 1-4 family first mortgage                          12,236     8.58       263         12,558     8.47      266
  Other real estate mortgage                                     17,243     8.73       379         16,230     9.53      390
  Real estate construction                                        4,189     9.38        99          3,764     9.43       90
  Consumer:
    Real estate 1-4 family junior lien mortgage                  11,817     9.01       267         10,837     9.58      261
    Credit card                                                   5,323    13.95       187          5,877    15.07      221
    Other revolving credit and monthly payment                   16,848    12.06       509         16,345    12.87      527
                                                               --------             ------       --------            ------
      Total consumer                                             33,988    11.29       963         33,059    12.18    1,009
  Lease financing                                                 7,070     7.76       137          5,766     8.20      118
  Foreign                                                         1,525    20.88        80          1,414    21.03       74
                                                               --------             ------       --------            ------
        Total loans (4)                                         112,262     9.67     2,727        106,553    10.11    2,705
Other                                                             3,067     4.68        36          2,794     6.71       48
                                                               --------             ------       --------            ------
          Total earning assets                                 $166,966     8.73     3,658       $155,304     9.13    3,543
                                                               --------             ------       --------            ------
                                                               --------                          --------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  2,723      .92         6       $  2,774     1.03        7
  Market rate and other savings                                  56,339     2.23       317         52,331     2.68      354
  Savings certificates                                           25,262     4.66       297         27,750     5.21      364
  Other time deposits                                             3,276     4.86        40          3,955     5.50       55
  Deposits in foreign offices                                     1,552     4.86        19            663     4.77        8
                                                               --------             ------       --------            ------
      Total interest-bearing deposits                            89,152     3.02       679         87,473     3.58      788
Short-term borrowings                                            17,649     5.09       226         13,819     5.59      195
Long-term debt                                                   23,112     5.85       339         16,713     6.37      266
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           785     7.56        15            744     8.59       16
                                                               --------             ------       --------            ------
        Total interest-bearing liabilities                      130,698     3.83     1,259        118,749     4.23    1,265
Portion of noninterest-bearing funding sources                   36,268       --        --         36,555       --       --
                                                               --------             ------       --------            ------
          Total funding sources                                $166,966     3.00     1,259       $155,304     3.25    1,265
                                                               --------             ------       --------            ------
                                                               --------                          --------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                            5.73%   $2,399                    5.88%  $2,278
                                                                            ----    ------                   -----   ------
                                                                            ----    ------                   -----   ------

NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 11,196                          $ 10,381
Goodwill                                                          7,674                             7,811
Other                                                            17,136                            13,138
                                                               --------                          --------
          Total noninterest-earning assets                     $ 36,006                          $ 31,330
                                                               --------                          --------
                                                               --------                          --------

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 42,435                          $ 40,865
Other liabilities                                                 8,337                             6,803
Preferred stockholders' equity                                      460                               462
Common stockholders' equity                                      21,042                            19,755
Noninterest-bearing funding sources used to
  fund earning assets                                           (36,268)                          (36,555)
                                                               --------                          --------
          Net noninterest-bearing funding sources              $ 36,006                          $ 31,330
                                                               --------                          --------
                                                               --------                          --------

TOTAL ASSETS                                                   $202,972                          $186,634
                                                               --------                          --------
                                                               --------                          --------

----------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 8.10% and 8.50% for the quarters ended September 30, 1999 and 1998, respectively, and 7.87% and 8.50% for the nine months ended September 30, 1999 and 1998, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.44% and 5.62% for the quarters ended September 30, 1999 and 1998, respectively, and 5.17% and 5.65% for the nine months ended September 30, 1999 and 1998, respectively.

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


--------------------------------------------------------------

                                    Nine months ended Sept. 30,
--------------------------------------------------------------
                        1999                              1998
----------------------------      ----------------------------
                    INTEREST                          Interest
  AVERAGE   YIELDS/   INCOME/       Average   Yields/  income/
  BALANCE    RATES   EXPENSE        balance    rates   expense
--------------------------------------------------------------


$   1,311     4.95%   $   49       $  1,531     5.73%   $   66

    5,608     5.43       233          5,254     5.97       233
    1,797     8.36       108          1,524     8.53        93

   19,923     6.81     1,014         16,153     7.14       846
    3,156     6.82       162          2,641     6.78       134
  -------             ------       --------             ------
   23,079     6.81     1,176         18,794     7.09       980
    3,202     6.81       136          1,460     4.55        60
  -------             ------       --------             ------
   33,686     6.65     1,653         27,032     6.84     1,366
    5,182     7.23       280          4,705     7.75       273
   12,774     6.97       671         11,624     6.98       609

   35,512     8.66     2,302         32,813     9.04     2,219
   12,134     8.44       767         13,227     8.29       823
   16,985     8.82     1,121         16,241     9.53     1,158
    4,044     9.34       283          3,542     9.48       251

   11,336     9.07       770         10,600     9.86       782
    5,402    13.77       558          6,136    15.05       693
   15,983    12.38     1,482         16,569    12.81     1,591
  -------             ------       --------             ------
   32,721    11.46     2,810         33,305    12.29     3,066
    6,813     7.81       399          5,417     8.30       337
    1,505    20.99       237          1,285    20.88       201
  -------             ------       --------             ------
  109,714     9.64     7,919        105,830    10.16     8,055
    2,636     5.17       101          3,021     5.97       134
  -------             ------       --------             ------
$ 165,303     8.65    10,673       $153,743     9.14    10,503
---------             ------       --------             ------
---------                          --------



$   2,764      .89        18       $  2,713     1.40        28
   55,996     2.28       956         51,842     2.65     1,026
   26,077     4.76       929         27,774     5.25     1,091
    3,528     4.97       131          4,085     5.52       170
    1,212     4.51        41            690     4.89        25
  -------             ------       --------             ------
   89,577     3.10     2,075         87,104     3.59     2,340
   17,567     4.83       635         13,570     5.49       557
   20,903     5.81       912         16,828     6.38       805

      785     7.54        44          1,089     8.15        67
  -------             ------       --------             ------
  128,832     3.80     3,666        118,591     4.25     3,769
   36,471       --        --         35,152       --        --
  -------             ------       --------             ------
$ 165,303     2.97     3,666       $153,743     3.28     3,769
  -------             ------       --------             ------
  -------                          --------


              5.67%   $7,007                    5.86%   $6,734
             -----    ------                   -----    ------
             -----    ------                   -----    ------


$  11,184                          $ 10,529
    7,688                             7,918
   16,519                            12,997
  -------                          --------
$  35,391                          $ 31,444
  -------                          --------
  -------                          --------



$  42,644                          $ 40,120
    7,866                             6,552
      460                               461
   20,892                            19,463

  (36,471)                          (35,152)
  -------                          --------
$  35,391                          $ 31,444
  -------                          --------
  -------                          --------

$ 200,694                          $185,187
  -------                          --------
  -------                          --------
-------------------------------------------

NONINTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter                    Nine months
                                                             ended Sept. 30,                ended Sept. 30,
                                                          -----------------        %      ----------------        %
(in millions)                                               1999       1998   Change        1999      1998   Change
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $  385     $  356        8%     $1,096    $  993       10%
Trust and investment fees and commissions:
   Asset management and custody fees                         195        167       17         569       495       15
   Mutual fund and annuity sales fees                         99         76       30         288       227       27
   All other                                                  23         24       (4)         75        72        4
                                                          ------     ------               ------    ------
      Total trust and investment fees and commissions        317        267       19         932       794       17

Credit card fee revenue                                      138        136        1         395       384        3
Other fees and commissions:
   Cash network fees                                          73         60       22         201       167       20
   Charges and fees on loans                                  78         73        7         241       215       12
   All other                                                 107        108       (1)        321       313        3
                                                          ------     ------               ------    ------
      Total other fees and commissions                       258        241        7         763       695       10

Mortgage banking: (1)
   Origination and other closing fees                        101        128      (21)        330       366      (10)
   Servicing fees, net of amortization                       176        (47)      --         231        (6)      --
   Net gains on sales of mortgage
     servicing rights                                         --         --       --          --        16     (100)
   Net (losses) gains on sales of mortgages                  (16)       142       --         228       306      (25)
   All other                                                  57         52       10         180       172        5
                                                          ------     ------               ------    ------
      Total mortgage banking                                 318        275       16         969       854       13

Insurance                                                     95         73       30         299       278        8
Net venture capital gains                                    162          4       --         287       116      147
Net (losses) gains on securities available for sale           (2)        76       --          19       161      (88)
Income from equity investments accounted
  for by the
   Cost method                                                35         32        9          99       116      (15)
   Equity method                                              18         12       50          59        43       37
Net gains on sales of loans                                    6         25      (76)         32        48      (33)
Net gains on dispositions of operations                       --         18     (100)        102        89       15
All other                                                     79        106      (25)        298       299       --
                                                          ------     ------               ------    ------
     Total                                                $1,809     $1,621       12%     $5,350    $4,870       10%
                                                          ------     ------     ----      ------    ------     ----
                                                          ------     ------     ----      ------    ------     ----

-------------------------------------------------------------------------------------------------------------------

(1)  See page 22 for discussion of Norwest Mortgage noninterest income.


The increase in trust and investment fees and commissions for the third quarter of 1999 was due to an overall increase in mutual fund management fees, reflecting the overall growth in the fund families' net assets, an increase in brokerage commissions and an increase in trust and agency assets under management and administration. The Company managed 82 mutual funds consisting of $55.0 billion of assets at September 30, 1999 that included 42 Stagecoach Funds ($30.3 billion) and 40 Norwest Advantage Funds ($24.7 billion), compared with 81 mutual funds consisting of $46.8 billion of assets at September 30, 1998 that included 38 Stagecoach Funds ($25.6 billion) and 43 Norwest Advantage Funds ($21.2 billion). The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $402 billion and $383 billion at September 30, 1999 and 1998, respectively.

Net venture capital gains were $162 million for the third quarter and $287 million for the first nine months of 1999, compared with $4 million and $116 million for the same periods of 1998. Sales of venture capital securities generally relate to the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

At September 30, 1999, the Company held a venture capital investment in Cerent Corp., which was acquired by Cisco Systems, Inc. (Cisco) through a tax-free exchange of common stock on November 1, 1999. Based on the closing price of Cisco's common stock and the exchange ratio set forth in the definitive agreement, the Company will recognize a non-cash venture capital gain of about $550 million in the fourth quarter of 1999.

NONINTEREST EXPENSE

-------------------------------------------------------------------------------------------------------------------

                                                              Quarter                         Nine months
                                                       ended Sept. 30,       %             ended Sept. 30,
                                                     ----------------                    ----------------         %
(in millions)                                         1999       1998   Change            1999       1998    Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                            $  776     $  730        6%         $2,251     $2,132         6 %
Incentive compensation                                 124        164      (24)            393        449       (12)
Employee benefits                                      208        167       25             624        543        15
Equipment                                              193        192        1             566        572        (1)
Net occupancy                                          205        188        9             576        564         2
Goodwill                                               106        108       (2)            314        317        (1)
Core deposit intangible:
   Nonqualifying (1)                                    44         52      (15)            135        162       (17)
   Qualifying                                            5          6      (17)             16         21       (24)
Net losses (gains) on dispositions of premises
   and equipment                                         6          7      (14)             (5)        55        --
Operating losses                                        25         35      (29)             91        106       (14)
Outside professional services                           83         74       12             243        213        14
Contract services                                      119         89       34             320        243        32
Telecommunications                                      66         66       --             191        187         2
Outside data processing                                 69         66        5             207        174        19
Advertising and promotion                               54         62      (13)            160        181       (12)
Postage                                                 54         56       (4)            169        168         1
Travel and entertainment                                58         53        9             173        153        13
Stationery and supplies                                 44         41        7             122        123        (1)
Insurance                                               41         29       41             127        111        14
Security                                                22         22       --              64         63         2
All other                                              116        140      (17)            387        560       (31)
                                                    ------     ------                   ------     ------
   Total                                            $2,418     $2,347        3%         $7,124     $7,097        -- %
                                                    ------     ------      ---          ------     ------      ----
                                                    ------     ------      ---          ------     ------      ----

-------------------------------------------------------------------------------------------------------------------

(1) Amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The decrease in incentive compensation was due to decreased commissions on mortgage originations.

The increase in contract services was largely due to expenses associated with various Merger-related projects.

During the third quarter of 1999, the Company continued with its enterprise-wide project to prepare and maintain the Company's systems for Year 2000 compliance. The Year 2000 compliance issue relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000. In addition, the year 2000 is a leap year but some programs may not recognize it as a leap year and may not properly provide for February 29, 2000. "Systems" includes hardware, networks, in-house and commercial "off the shelf" software, and embedded technology such as date impacted processors in automated systems such as elevators, telephone systems, security systems, vault systems, heating and cooling systems and others. Priority is given to "mission critical" systems. A system is considered "mission critical" if it is identified by management as vital to the successful continuation of a core business activity.

The former Norwest's Year 2000 readiness project is divided into four phases:
Phase I - a comprehensive assessment and inventory of applicable software, system hardware devices, data and voice communication devices and embedded technology intended to determine Year 2000 vulnerability and risk; Phase II - date detection on systems intended to determine which systems must be remediated and which systems are compliant and require testing only, determination of the resources and costs, and the development of schedules; Phase III - repair, replacement and/or retirement of systems that are determined not to be Year 2000 compliant, and planning the integration testing for those systems that have interfaces with other systems both internal and external to the Company, such as customers and suppliers; and Phase IV - integration testing on applicable systems intended to validate that interfaces are Year 2000 compliant and contingency planning.

The former Wells Fargo also uses a four-phase plan for achieving Year 2000 readiness: the Assessment Phase (Phase I) - intended to determine which computers, operating systems, applications and facilities require remediation and prioritization of those remediation efforts; the Renovation Phase (Phase II)
- correction or replacement of any non-compliant hardware, software or facilities; the Validation Phase (Phase III) - testing of in-house systems, vendor software and service providers; and the Implementation Phase (Phase IV) - testing of remediated and validated code in interfaces with customers, vendors, government institutions and others. All renovated software, both in-house applications and vendor software, is placed back into production before the Validation Phase.

The Company has completed all of the phases discussed in the preceding two paragraphs. During the remainder of 1999, the Company will be performing the ongoing task of maintaining Year 2000 readiness for already certified mission critical systems and of monitoring the limited systems changes which are permitted under the Company's Year 2000 policies.

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

The Company has developed business continuity plans for its core business systems which include plans to mitigate the effects of internal operational problems or problems caused by counterparties whose failure to properly address Year 2000 issues may adversely affect the Company's ability to perform certain functions. The Company developed these plans by augmenting existing business continuity plans with Year 2000 plans. The Company's Corporate Business Continuity Planning group conducted a validation and review of these plans, using staff who were not involved directly in developing the plans.

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

The Company currently estimates that its total cost for the Year 2000 project will approximate $325 million. Through September 30, 1999, the Company has incurred charges of $293 million related to its Year 2000 project, including $24 million in the third quarter of 1999. Charges for the former Norwest include the cost of internal staff redeployed to the Year 2000 project, as well as external consulting costs and costs of accelerated replacement of hardware and software due to Year 2000 issues. Charges for the former Wells Fargo include the cost of external consulting and costs of accelerated replacement of hardware and software, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff for the former Wells Fargo will have a material impact on the financial condition or results of operations for the Company.

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

INCOME TAXES

The Company's effective income tax rate was 37% for the third quarter and first nine months of 1999, compared with 40% for the third quarter of 1998 and 39% for the first nine months of 1998. The lower effective rate for both the third quarter and the first nine months of 1999 compared to the same periods last year resulted from a reduction of state income tax and an increase in charitable donations of appreciated securities.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" or "tangible") for the quarter ended September 30, 1999.

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                              Sept. 30, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                     Amortization
                                                                       --------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                        $1,533              $106             $ 44            $1,683
   Income tax expense                                      571                --               16               587
                                                        ------              ----             ----            ------
Net income                                                 962               106               28             1,096
   Preferred stock dividends                                 9                --               --                 9
                                                        ------              ----             ----            ------
Net income applicable to common stock                   $  953              $106             $ 28            $1,087
                                                        ------              ----             ----            ------
                                                        ------              ----             ----            ------
Earnings per common share                               $  .58              $.06             $.02            $  .66
                                                        ------              ----             ----            ------
                                                        ------              ----             ----            ------
Diluted earnings per common share                       $  .57              $.06             $.02            $  .65
                                                        ------              ----             ----            ------
                                                        ------              ----             ----            ------

-------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended September 30, 1999 were calculated as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                              Quarter ended
(in millions)                                                                                Sept. 30, 1999
-----------------------------------------------------------------------------------------------------------
                               ROA:                  A / (C-E-F)   =           2.24 %
                               ROE:                  B / (D-E-G)   =          34.33 %
                               Efficiency:           (H-I) / J     =           54.1 %

Net income                                                                                    $  1,096  (A)
Net income applicable to common stock                                                            1,087  (B)
Average total assets                                                                           202,972  (C)
Average common stockholders' equity                                                             21,042  (D)
Average goodwill                                                                                 7,674  (E)
Average pretax nonqualifying core deposit intangible                                             1,301  (F)
Average after-tax nonqualifying core deposit intangible                                            807  (G)
Noninterest expense                                                                              2,418  (H)
Amortization expense for goodwill and nonqualifying core deposit intangible                        150  (I)
Net interest income plus noninterest income                                                      4,191  (J)
-----------------------------------------------------------------------------------------------------------

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

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale (there were no securities held to maturity at the end of the periods presented):

-------------------------------------------------------------------------------------------------------------------
                                                       SEPT. 30, 1999          Dec. 31, 1998         Sept. 30, 1998
                                                ---------------------   --------------------    -------------------
                                                            ESTIMATED              Estimated              Estimated
                                                                 FAIR                   fair                   fair
(in millions)                                        COST       VALUE       Cost       value        Cost      value
-------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
    federal agencies                              $ 6,540     $ 6,276    $ 3,260    $  3,287     $ 3,325    $ 3,385
Securities of U.S. states and
    political subdivisions                          2,054       2,048      1,683       1,794       1,689      1,797
Mortgage-backed securities:
    Federal agencies                               21,947      21,737     20,539      20,804      21,404     21,813
    Private collateralized mortgage
        obligations (1)                             3,063       2,977      3,420       3,440       3,355      3,394
                                                  -------     -------    -------    --------     -------    -------
      Total mortgage-backed securities             25,010      24,714     23,959      24,244      24,759     25,207
Other                                               2,396       2,312      1,879       1,899       1,280      1,297
                                                  -------     -------    -------    --------     -------    -------
    Total debt securities                          36,000      35,350     30,781      31,224      31,053     31,686
Marketable equity securities                          500       1,556        386         773         390        524
                                                  -------     -------    -------    --------     -------    -------
    Total                                         $36,500     $36,906    $31,167     $31,997     $31,443    $32,210
                                                  -------     -------    -------    --------     -------    -------
                                                  -------     -------    -------    --------     -------    -------
-------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
(in millions)                                          SEPT. 30, 1999          Dec. 31, 1998         Sept. 30, 1998
-------------------------------------------------------------------------------------------------------------------
Unrealized gross gains                                         $1,341                   $919                   $815
Unrealized gross losses                                          (935)                   (89)                   (48)
                                                               ------                   ----                   ----
Unrealized net gain                                            $  406                   $830                   $767
                                                               ------                   ----                   ----
                                                               ------                   ----                   ----
-------------------------------------------------------------------------------------------------------------------

The following table provides the components of the realized net gain on the sales of securities in the securities available for sale portfolio. The Company may decide to sell certain of the securities available for sale to manage the level of earning assets (for example, to offset loan growth that may exceed expected maturities and prepayments of securities).

-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                     Nine months
                                                                     ended Sept. 30,                 ended Sept. 30,
                                                               --------------------            --------------------
(in millions)                                                  1999            1998            1999            1998
---------------------------------------------------------------------------------------------------------------------
Realized gross gains                                            $ 7            $ 77            $ 52           $ 171
Realized gross losses                                            (9)             (1)            (33)            (10)
                                                                ---            ----            ----           -----
Realized net (loss) gain                                        $(2)           $ 76            $ 19           $ 161
                                                                ---            ----            ----           -----
                                                                ---            ----            ----           -----
-------------------------------------------------------------------------------------------------------------------

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 7 years and 2 months at September 30, 1999. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At September 30, 1999, mortgage-backed securities, including collateralized mortgage obligations (CMOs) of $3.0 billion, were $24.7 billion, or 67%, of the Company's securities available for sale portfolio. The CMO securities held by the Company (including the private issues) are primarily shorter-maturity class bonds that were structured to have more predictable cash flows by being less sensitive to prepayments during periods of changing interest rates. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $24.7 billion to $22.6 billion and the expected remaining maturity of these securities would increase from 6 years and 2 months to 7 years and 2 months.


LOAN PORTFOLIO

-----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                    Sept. 30, 1999 from
                                                                                                 ----------------------
                                                      SEPT. 30,       Dec. 31,      Sept. 30,    Dec. 31,      Sept. 30,
(in millions)                                             1999           1998           1998        1998           1998
-----------------------------------------------------------------------------------------------------------------------
Commercial (1)                                         $37,222       $ 35,450       $ 35,012           5%             6%
Real estate 1-4 family first mortgage                   12,375         11,496         12,333           8             --
Other real estate mortgage (2)                          17,653         16,668         16,240           6              9
Real estate construction                                 4,381          3,790          3,748          16             17
Consumer:
   Real estate 1-4 family junior lien mortgage          12,171         11,128         11,057           9             10
   Credit card                                           5,347          5,795          5,686          (8)            (6)
   Other revolving credit and monthly payment           16,709         15,809         16,215           6              3
                                                       -------       --------       --------
      Total consumer                                    34,227         32,732         32,958           5              4
Lease financing                                          7,292          6,380          5,994          14             22
Foreign                                                  1,559          1,478          1,407           5             11
                                                       -------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $3,003, $2,967 and $2,910)                    $14,709       $107,994       $107,692           6%             7%
                                                       -------       --------       --------          --             --
                                                       -------       --------       --------          --             --
-----------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $2,863 million, $2,979 million and $2,900 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

(2) Includes agricultural loans that are secured by real estate of $1,008 million, $923 million and $930 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-------------------------------------------------------------------------------------------------------------------
                                                                          SEPT. 30,         Dec. 31,       Sept. 30,
(in millions)                                                                 1999             1998            1998
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans (1)(2)(3)                                                    $697             $709            $721
Restructured loans (4)                                                           1                1               1
                                                                              ----             ----            ----
Nonaccrual and restructured loans                                              698              710             722
As a percentage of total loans                                                  .6%              .7%             .7%

Foreclosed assets                                                              213              167             176
Real estate investments (5)                                                     34                1               2
                                                                              ----             ----            ----
Total nonaccrual and restructured loans
   and other assets                                                           $945             $878            $900
                                                                              ----             ----            ----
                                                                              ----             ----            ----
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

(2) Includes commercial agricultural loans of $36 million, $32 million and $29 million and agricultural loans secured by real estate of $14 million, $12 million and $13 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

(3) Of the total nonaccrual loans, $365 million, $388 million and $448 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively, were considered impaired under FAS 114 (Accounting by Creditors for Impairment of a Loan).

(4) In addition to originated loans that were subsequently restructured, there were loans of none, $23 million and $23 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively, that were purchased at a steep discount whose contractual terms were modified after acquisition. The modified terms did not affect the book balance or the yields expected at the date of purchase. Of the total restructured loans and loans purchased at a steep discount, none, $23 million and $23 million were considered impaired under FAS 114 at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were loans. Real estate investments totaled $108 million, $128 million and $134 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

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

If the measurement of the impaired loan results in a value that is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

-------------------------------------------------------------------------------------------------------------------
                                                              SEPT. 30,                 Dec. 31,           Sept. 30,
(in millions)                                                     1999                     1998                1998
-------------------------------------------------------------------------------------------------------------------
Impairment measurement based on:
    Collateral value method                                       $306                    $329                 $356
    Discounted cash flow method                                     52                      67                   97
    Historical loss factors                                          7                      15                   18
                                                                  ----                    ----                 ----
      Total (1)(2)                                                $365                    $411                 $471
                                                                  ----                    ----                 ----
                                                                  ----                    ----                 ----
-------------------------------------------------------------------------------------------------------------------

(1) Includes accruing loans of none, $23 million and $23 million purchased at a steep discount at September 30, 1999, December 31, 1998 and September 30, 1998, respectively, whose contractual terms were modified after acquisition. The modified terms did not affect the book balance nor the yields expected at the date of purchase.

(2) Includes $216 million, $155 million, and $126 million of impaired loans with a related FAS 114 allowance of $38 million, $37 million and $35 million at September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

The average recorded investment in impaired loans was $366 million and $480 million during the third quarter of 1999 and 1998, respectively, and $373 million and $469 million during the first nine months of 1999 and 1998, respectively. Total interest income recognized on impaired loans was $2 million and $4 million during the third quarter of 1999 and 1998, respectively, and $6 million and $11 million during the first nine months of 1999 and 1998, respectively, which was primarily recorded using the cash method.

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

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual because they are automatically charged off after being past due for a prescribed period. Notwithstanding, real estate 1-4 family loans (first liens and junior liens) are placed on nonaccrual within 120 days of becoming past due and such nonaccrual loans are excluded from the following table.

-------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,          Dec. 31,        Sept. 30,
(in millions)                                                               1999              1998             1998
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                  $ 43             $  9              $ 20
Real estate 1-4 family first mortgage                                         29               17                21
Other real estate mortgage                                                    46               41                52
Real estate construction                                                       6                6                 9
Consumer:
 Real estate 1-4 family junior lien mortgage                                  34               63                68
 Credit card                                                                 102              140               136
 Other revolving credit and monthly payment                                  206              180               247
                                                                            ----             ----              ----
    Total consumer (1)                                                       342              383               451
                                                                            ----             ----              ----
 Total                                                                      $466             $456              $553
                                                                            ----             ----              ----
                                                                            ----             ----              ----
-------------------------------------------------------------------------------------------------------------------

(1) Consumer loans at December 31, 1998 and September 30, 1998 have been revised to include Norwest Financial loans of $114 million and $175 million, respectively, that were contractually past due 90 days or more as to interest or principal.

ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
                                                                             Quarter                    Nine months
                                                                      ended Sept. 30,                ended Sept. 30,
                                                              ----------------------         ----------------------
(in millions)                                                      1999         1998            1999           1998
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                     $3,165       $3,098         $ 3,134        $ 3,062
Allowances related to business combinations, net                      3           83              38            118
Provision for loan losses                                           240          307             770            921
Loan charge-offs:
 Commercial                                                         (93)         (67)           (285)          (189)
 Real estate 1-4 family first mortgage                               (3)          (6)            (22)           (18)
 Other real estate mortgage                                          (8)         (23)            (20)           (42)
 Real estate construction                                            --           --              (1)            (2)
 Consumer:
    Real estate 1-4 family junior lien mortgage                      (7)          (5)            (22)           (18)
    Credit card                                                     (93)        (127)           (299)          (409)
    Other revolving credit and monthly payment                     (122)        (158)           (358)          (493)
                                                                 ------       ------         -------        -------
       Total consumer                                              (222)        (290)           (679)          (920)
 Lease financing                                                     (9)         (11)            (30)           (35)
 Foreign                                                            (18)         (25)            (57)           (47)
                                                                 ------       ------         -------        -------
           Total loan charge-offs                                  (353)        (422)         (1,094)        (1,253)
                                                                 ------       ------         -------        -------

Loan recoveries:
 Commercial                                                          25           18              61             60
 Real estate 1-4 family first mortgage                                3            4               6              9
 Other real estate mortgage                                           4           27              33             68
 Real estate construction                                            --            1               4              3
 Consumer:
    Real estate 1-4 family junior lien mortgage                       3            1              10              5
    Credit card                                                      10           14              36             44
    Other revolving credit and monthly payment                       60           31             149            112
                                                                 ------       ------         -------        -------
       Total consumer                                                73           46             195            161
 Lease financing                                                      3            4               9             10
 Foreign                                                              4            4              11             11
                                                                 ------       ------         -------        -------
           Total loan recoveries                                    112          104             319            322
                                                                 ------       ------         -------        -------
             Total net loan charge-offs                            (241)        (318)           (775)          (931)
                                                                 ------       ------         -------        -------
BALANCE, END OF PERIOD                                           $3,167       $3,170         $ 3,167        $ 3,170
                                                                 ------       ------         -------        -------
                                                                 ------       ------         -------        -------

Total net loan charge-offs as a percentage
    of average loans (annualized)                                   .85%        1.18%            .94%          1.18%
                                                                 ------       ------         -------        -------
                                                                 ------       ------         -------        -------

Allowance as a percentage of total loans                           2.76%        2.94%           2.76%         2.94%
                                                                 ------       ------         -------        -------
                                                                 ------       ------         -------        -------
-------------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,167 million adequate to cover losses inherent in loans, commitments to extend credit and standby letters of credit at September 30, 1999. The Company's determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the ongoing examination process by the Company and its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,                Dec. 31,              Sept. 30,
(in millions)                                                   1999                    1998                   1998
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                             $ 2,687                 $ 2,392                $ 2,199
Government National Mortgage Association
    (GNMA) pool buy outs                                       1,983                   1,624                    911
Trading assets                                                 2,326                     760                  1,243
Interest receivable                                            1,203                   1,062                  1,140
Foreclosed assets                                                213                     167                    176
Certain identifiable intangible assets                           235                     212                    254
Due from customers on acceptances                                 99                     128                    163
Interest earning deposits                                         87                     113                     88
Other                                                          5,282                   4,436                  4,178
                                                             -------                 -------                -------
    Total interest receivable and other assets               $14,115                 $10,894                $10,352
                                                             -------                 -------                -------
                                                             -------                 -------                -------
-------------------------------------------------------------------------------------------------------------------

Income from nonmarketable equity investments accounted for using the cost method was $35 million and $32 million in the third quarter of 1999 and 1998, respectively, and $99 million and $116 million in the first nine months of 1999 and 1998, respectively.

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

Trading assets consist predominantly of securities, including corporate debt and U.S. government agency obligations. The increase at September 30, 1999 compared with December 31, 1998 was primarily due to an increase in U.S. Treasury securities. Noninterest income from trading assets was $6 million and $36 million in the third quarter of 1999 and 1998, respectively, and $71 million and $140 million in the first nine months of 1999 and 1998, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $11 million and $15 million in the third quarter of 1999 and 1998, respectively, and $34 million and $60 million in the first nine months of 1999 and 1998, respectively.

DEPOSITS

-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,                Dec. 31,              Sept. 30,
(in millions)                                                   1999                    1998                   1998
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                         $ 41,872                $ 46,732               $ 40,951
Interest-bearing checking                                      2,736                   2,908                  2,931
Market rate and other savings                                 55,641                  55,152                 52,030
Savings certificates                                          24,911                  27,497                 27,880
                                                            --------                --------               --------
    Core deposits                                            125,160                 132,289                123,792
Other time deposits                                            3,213                   3,753                  3,880
Deposits in foreign offices                                    3,184                     746                  2,279
                                                            --------                --------               --------

        Total deposits                                      $131,557                $136,788               $129,951
                                                            --------                --------               --------
                                                            --------                --------               --------
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

------------------------------------------------------------------------------------------------------------------
                                                                                                        To be well
                                                                                                 capitalized under
                                                                                                        the FDICIA
                                                                             For capital         prompt corrective
                                                       Actual          adequacy purposes         action provisions
                                            -----------------         ------------------       -------------------
(in billions)                                 Amount    Ratio          Amount      Ratio        Amount       Ratio
---------------------------------------     --------   ------         -------     ------       -------     -------
As of September 30, 1999:
    Total capital (to risk-weighted assets)

                                                                      >         >
        Wells Fargo & Company                  $18.2    11.30 %       -  $12.9  -   8.00%
                                                                      >         >              >          >
        Norwest Bank Minnesota, N.A.             2.4    12.34         -   1.5   -   8.00       -  $1.9    -  10.00%
                                                                      >         >              >          >
        Wells Fargo Bank, N.A.                   8.5    12.02         -   5.6   -   8.00       -   7.0    -  10.00

    Tier 1 capital (to risk-weighted assets)
                                                                      >         >
        Wells Fargo & Company                  $14.0     8.71 %       -  $6.4   -   4.00%
                                                                      >         >              >          >
        Norwest Bank Minnesota, N.A.             2.1    10.69         -    .8   -   4.00       - $ 1.2    -   6.00%
                                                                      >         >              >          >
        Wells Fargo Bank, N.A.                   5.7     8.15         -   2.8   -   4.00       -   4.2    -   6.00

    Tier 1 capital (to average assets)
      (Leverage ratio)

                                                                      >         >
        Wells Fargo & Company                  $14.0     7.22 %       -  $7.8   -   4.00% (1)
                                                                      >         >              >          >
        Norwest Bank Minnesota, N.A.             2.1     6.14         -   1.3   -   4.00  (1)  - $ 1.7    -   5.00%
                                                                      >         >              >          >
        Wells Fargo Bank, N.A.                   5.7     7.12         -   3.2   -   4.00  (1)  -   4.0    -   5.00
-----------------------------------------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at September 30, 1999 and December 31, 1998.

-----------------------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 30, 1999                                 December 31, 1998
                                    ---------------------------------------------        ------------------------------------------
                                    NOTIONAL OR          CREDIT         ESTIMATED          Notional or          Credit    Estimated
                                    CONTRACTUAL            RISK              FAIR          contractual            risk         fair
(in millions)                            AMOUNT      AMOUNT (3)             VALUE               amount      amount (3)        value
-----------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
    HEDGES
Interest rate contracts:
   Swaps (1)                            $32,636           $ 170              $(43)             $24,429            $735         $686
   Futures                               55,860              --                --               62,348              --          --
   Floors and caps (1)                   41,877             210               210               33,598             504          504
   Options (1)(2)                        19,255              35                53               25,822             112          101
   Forwards (1)                          34,096              92               (29)              41,283              11          (58)

Foreign exchange contracts:
   Forward contracts (1)                     91              --                (1)                 168              --           (1)

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
 Swaps (1)                               15,605              99                (5)               7,795              81           10
 Futures                                 25,502              --                --                8,440              --           --
 Floors and caps purchased (1)            6,254              57                57                5,619              42           42
 Floors and caps written                  5,736              --               (59)               5,717              --          (42)
 Options purchased                          650              --                --                   --              --           --
 Options written                            950              --                --                   --              --           --
 Forwards (1)                               171               4                 1                  850              24            4

Commodity contracts:
 Swaps (1)                                  114              11                --                   78               4           --
 Floors and caps purchased (1)               38               3                 3                    4              --           --
 Floors and caps written                     38              --                (3)                   4              --           --

Foreign exchange contracts:
 Forwards and spots (1)                   4,287              67                13                3,524              37            2
 Options purchased (1)                       46              --                --                   44               2            2
 Options written                             40              --                --                   43              --           (2)

-----------------------------------------------------------------------------------------------------------------------------------


(1) The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.
(2) At September 30, 1999, a significant portion of purchase option contracts were options on futures contracts, which are exchange traded for which the exchange assumes counterparty risk.
(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps, options and interest rate swap agreements. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Company is primarily an end-user of these instruments. The Company also offers such contracts to its customers but offsets these contracts by purchasing other financial contracts or uses the contracts for asset/liability management. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

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

Liquidity for the Parent is provided by dividend and interest income from its subsidiaries, potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. In the second quarter of 1999, the Company issued the $.6 billion remaining on its registration statement filed with the SEC in 1996 in the form of Medium-Term Notes. The Company subsequently filed a new shelf registration statement with the SEC that allows for the issuance of $10 billion in debt and equity securities, excluding common stock, other than common stock issuable upon the exercise or conversion of debt and equity securities. This registration statement became effective June 16, 1999, and together with the $150 million issuance authority remaining on the Company's registration statements filed in 1993 and 1995, permits the Company to issue an aggregate of $10.15 billion in such debt and equity securities. As of September 30, 1999, the Company had issued $3.0 billion of securities and had established a program to issue, from time to time, Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B in the aggregate principal amount of up to $7.15 billion from the $10.15 billion available for issuance under the registration statements described above. In 1996, the Parent also established a $2 billion Euro Medium-Term Note program (Euro MTN) and as of September 30, 1999 had issued $300 million under that program. The proceeds from the sales of any securities are expected to be used for general corporate purposes.

In September of 1999, the Board of Directors authorized the repurchase of up to 82 million additional shares of the Company's outstanding common stock. These shares, to be purchased at market price, are part of the Company's ongoing systematic pattern of common stock repurchases to meet the common stock issuance requirements of the Company's benefit plans and conversion of convertible securities, and for other Company purposes, including acquisitions accounted for as purchases and for managing the Company's capital position. As of September 30, 1999, the total remaining common stock purchase authority was approximately 83 million shares.

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. At September 30, 1999, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that would result in a decrease in net income of $65 million. In the simulation that was run at December 31, 1998, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that would result in a decrease in net income of $26 million.

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


                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                    3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), and Exhibits 3(b) and 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company's name and increasing authorized common and preferred stock, respectively)

                     (b) Certificate of Change of Location of Registered Office
                         and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

                    3(c) Certificate of Designations for the Company's ESOP
                         Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

                     (d) Certificate of Designations for the Company's
                         Cumulative Tracking Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated January 9, 1995

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

                     (k) Certificate of Designations for the Company's
                         Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                     (l) Certificate of Designations for the Company's
                         Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                     (m) Certificate of Designations for the Company's Series C
                         Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                    3(n) Certificate Eliminating the Certificate of Designations
                         for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

                     (o) Certificate of Designations for the Company's 1999 ESOP
                         Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

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

                   10(a) Supplemental 401(k) Plan, as amended and restated
                         effective July 1, 1999

                     (b) Supplemental Cash Balance Plan, as amended and restated
                         effective July 1, 1999

                     (c) Deferred Compensation Plan for Non-Employee Directors
                         of the former Norwest, as amended and restated effective September 28, 1999

                     (d) Directors' Stock Deferral Plan for directors of the
                         former Norwest, as amended and restated effective September 28, 1999

                     (e) Directors' Formula Stock Award Plan for directors of
                         the former Norwest, as amended and restated effective September 28, 1999

                   27    Financial Data Schedule

                   99(a) Computation of Ratios of Earnings to Fixed Charges --
                         the ratios of earnings to fixed charges, including interest on deposits, were 2.18 and 1.94 for the quarters ended September 30, 1999 and 1998, respectively, and 2.17 and 1.91 for the nine months ended September 30, 1999 and 1998, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.48 and 3.38 for the quarters ended September 30, 1999 and 1998, respectively, and 3.61 and
                         3.29 for the nine months ended September 30, 1999 and 1998, respectively.

                   99(b) Computation of Ratios of Earnings to Fixed Charges and
                         Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.16 and 1.92 for the quarters ended September 30, 1999 and 1998, respectively, and 2.15 and
                         1.89 for the nine months ended September 30, 1999 and 1998, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.40 and 3.29 for the quarters ended September 30, 1999 and 1998, respectively, and 3.53 and
                         3.20 for the nine months ended September 30, 1999 and 1998, respectively.

             (b) The Company filed the following reports on Form 8-K during the third quarter of 1999:

                    1 July 20, 1999 under Item 5, containing the Company's financial results for the quarter ended June 30, 1999

                    2 July 28, 1999 under Item 7, Underwriting Agreement and Indenture dated as of July 21, 1999 relating to the Company's offering of 6 5/8% Notes due 2004 in the aggregate principal amount of $1.5 billion

                    3 September 8, 1999 under Item 7, Indenture dated as of August 30, 1999 and Distribution Agreement dated as of September 2, 1999 relating to the establishment of a Medium-Term Note Program, Series A and a Subordinated Medium-Term Note Program, Series B

                    4 September 29, 1999 under Item 5, containing the Press Release announcing the Company's additional share repurchase authorization


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.

                                      WELLS FARGO & COMPANY

                                      By:   LES L. QUOCK
                                           -------------------------------------
                                            Les L. Quock
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)