Form 10-K
period 1999-12-31
WELLS FARGO & CO/MN
filed 2000-03-17
CIK 72971

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1999   Commission File Number 001-2979

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                     Name of Each Exchange
           Title of Each Class                                                        on Which Registered
           -------------------                                                       ---------------------
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

          No securities are registered pursuant to Section 12(g) of the Act.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.                    Yes x  No
                                                                 --    --

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of February 29, 2000, 1,623,901,005 shares of common stock were outstanding having an aggregate market value, based on a closing price of $33.06 per share, of $53,690 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $52,508 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Stockholders - Incorporated into Parts I, II and IV. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders - Incorporated into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                            Page(s)
                                                                       -----------------------------------------------
                                                                       FORM        Annual                    Proxy
                                                                       10-K        Report (1)                Statement(2)
                                                                       ----        ------                    ---------
                                     PART I

Item 1.    Business
             Description of Business                                   2-9         33-98                     --
             Statistical Disclosure:
               Distribution of Assets, Liabilities and
                 Stockholders' Equity; Interest Rates
                 and Interest Differential                             9           39-41                     --
               Investment Portfolio                                    --          44, 56, 63                --
               Loan Portfolio                                          10-11       45-47, 57, 64-66          --
               Summary of Loan Loss Experience                         12-16       47, 57, 65-66             --
               Deposits                                                --          47, 68                    --
               Return on Equity and Assets                             --          34-35                     --
               Short-Term Borrowings                                   --          68                        --
               Derivative Financial Instruments                        --          49, 58-59, 91-93          --
Item 2.    Properties                                                  16          67                        --
Item 3.    Legal Proceedings                                           --          90                        --
Item 4.    Submission of Matters to a Vote of
             Security Holders (3)                                      --          --                        --

                                     PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters                               --          51                        --
Item 6.    Selected Financial Data                                     --          36                        --
Item 7.    Management's Discussion and Analysis of Finan-
             cial Condition and Results of Operations                  --          34-51                     --
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                         --          48-49                     --
Item 8.    Financial Statements and Supplementary Data                 --          52-98                     --
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure (3)                --          --                        --

                                    PART III

Item 10.   Directors and Executive Officers of the
             Registrant                                                17-20       --                       6-9,34
Item 11.   Executive Compensation                                      --          --                       13-30,34
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management                                     --          --                       4-5
Item 13.   Certain Relationships and Related Transactions              --          --                       31-33

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                       21-27       52-98                     --

SIGNATURES                                                             28          --                        --

-------------------------------------------------------------------------------------------------------------------

(1) The 1999 Annual Report to Stockholders, portions of which are incorporated by reference into this Form 10-K.
(2) The information required to be submitted in response to these items is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 25, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)  Not applicable.

DESCRIPTION OF BUSINESS

GENERAL

Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered under the Bank Holding Company Act (BHC Act) of 1956, as amended. Based on assets as of December 31, 1999, it was the seventh largest bank holding company in the United States. As a diversified financial services organization, Wells Fargo & Company (Parent) owns subsidiaries engaged in banking and a variety of related businesses. Subsidiaries of the Parent provide retail, commercial and corporate banking services through banks located in Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Additional financial services are provided to customers by subsidiaries engaged in various businesses: principally wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment. Wells Fargo & Company together with its subsidiaries is referred to in this report as the Company. As of December 31, 1999, its significant subsidiaries, as defined by Securities and Exchange Commission (SEC) rules, are (a) Norwest Bank Minnesota, N.A. and its consolidated subsidiaries, (b) Norwest Limited, L.L.C., (c) Norwest Venture Partners VI, LP, and (d) WFC Holdings Corporation and its consolidated subsidiaries, including its principal subsidiary, Wells Fargo Bank, N.A.

On November 2, 1998, the merger involving Norwest Corporation and Wells Fargo & Company (the Merger) was completed. Norwest Corporation changed its name to "Wells Fargo & Company" and the former Wells Fargo & Company (the former Wells Fargo) became a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest. The Merger was accounted for as a pooling of interests and, accordingly, the information included in this Form 10-K presents the combined results as if the Merger had been in effect for all periods presented.

The Company has four operating segments for the purpose of management reporting:
Community Banking, Wholesale Banking, Norwest Mortgage and Norwest Financial. Financial information and narrative descriptions of these operating segments are included in the 1999 Annual Report to Stockholders, incorporated by reference herein.

HISTORY AND GROWTH

The former Norwest provided banking services to customers in 16 states and additional financial services through subsidiaries engaged in a variety of businesses including mortgage banking and consumer finance.

The former Wells Fargo's principal subsidiary, Wells Fargo Bank, N.A., continues to be a significant subsidiary of the new Company. The bank was the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905, was merged in 1960 with American Trust Company, another of the oldest banks in the Western United States, and became Wells Fargo Bank, N.A., a national banking association, in 1968.

The former Wells Fargo acquired First Interstate Bancorp in April 1996. First Interstate's assets had an approximate book value of $55 billion. The transaction was valued at approximately $11.3 billion and was accounted for as a purchase.

The Company expands its business, in part, by acquiring banking institutions and other companies engaged in activities closely related to banking. The Company continues to explore opportunities to acquire banking institutions and other companies. Discussions are continually being carried on related to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions. Generally it is the policy of the Company not to comment on such discussions or possible acquisitions until a definitive acquisition agreement has been signed.

COMPETITION

The financial services industry is highly competitive. The Company's subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. They also face increased competition from non-banking institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of fewer regulatory constraints and lower cost structures.

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company and its subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

This regulatory environment, among other things, may restrict the Company's ability to diversify into certain areas of financial services, acquire depository institutions in certain states, and pay dividends on the Company's capital stock. It may also require the Company to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

GENERAL

PARENT BANK HOLDING COMPANY. As a bank holding company (BHC), the Company is subject to regulation, inspection, examination and supervision by the Federal Reserve Board (FRB).

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

NONBANK SUBSIDIARIES. Many of the Company's nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. The Company's brokerage subsidiaries are regulated by the SEC, the National Association of Securities Dealers, Inc. and state securities regulators. The Company's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of the Company are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

PARENT BANK HOLDING COMPANY ACTIVITIES

PERMITTED ACTIVITIES. Prior to March 13, 2000, a BHC generally was prohibited under the BHC Act from acquiring the beneficial ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the FRB's prior approval. Also, prior to March 13, 2000, a BHC generally was limited to engaging in banking and such other activities as determined by the FRB to be closely related to banking.

Under the Gramm-Leach-Bliley Act of 1999 (the GLB Act), beginning March 13, 2000, an eligible BHC may elect to become a financial holding company and thereafter affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; activities that the FRB has determined to be closely related to banking; and other activities that the FRB, after consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to a financial activity. No FRB approval is required for a financial holding company to acquire a company, other than a BHC, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as defined in the GLB Act or as determined by the FRB.

A BHC is eligible to become a financial holding company if each of its subsidiary banks and savings associations is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act (the FDI Act), is well managed and has a rating under the Community Reinvestment Act (CRA) of satisfactory or better. If any bank or savings association subsidiary of a financial holding company ceases to be well capitalized or well managed, the FRB may require the financial holding company to divest the subsidiary. Alternatively, the financial holding company may elect to conform its activities to those permissible for BHCs that do not elect to become financial holding companies. If any bank or savings association subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the financial holding company will be prohibited from engaging in new activities or acquiring companies other than BHCs, banks or savings associations.

The Company became a financial holding company effective March 13, 2000. It continues to maintain its status as a BHC for purposes of other FRB regulations.

INTERSTATE BANKING. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a BHC may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the BHC not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the BHC's initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state).

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States may opt out of the Riegle-Neal Act and thereby prohibit interstate mergers in the state. The Company will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. Of the Company's banking states, only the state of Montana has opted out until at least the year 2001.

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

DIVIDEND RESTRICTIONS

Wells Fargo & Company is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Company's subsidiary banks and certain other subsidiaries of the Company may pay without regulatory approval. For information about the restrictions applicable to the Company's subsidiary banks, see Note 3 to Financial Statements, incorporated by reference herein.

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

HOLDING COMPANY STRUCTURE

TRANSFER OF FUNDS FROM SUBSIDIARY BANKS. The Company's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

SOURCE OF STRENGTH DOCTRINE. The FRB has a policy that a BHC is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the BHC may not have the resources to provide it. Capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DEPOSITOR PREFERENCE. The FDI Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the institution's parent holding company.

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

The FRB's capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the FRB will consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital (excluding intangibles) to average total assets (excluding intangibles).

The FRB, the FDIC and the OCC also have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 2.1 cents per $100 of BIF-assessable deposits in 1999, and will continue to pay as assessed until the earlier of December 31, 2000 or the date the last savings and loan association ceases to exist. Thereafter, they will pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

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

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Year ended December 31,
                                                                 -----------------------------------------------------------------
                                                                                 1999 OVER 1998                     1998 over 1997
                                                                 ------------------------------      -----------------------------
(in millions)                                                    VOLUME       RATE        TOTAL      Volume       Rate       Total
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:

   Federal funds sold and securities
     purchased under resale agreements                            $ (13)     $  (9)       $ (22)      $  29      $   2       $  31
   Securities available for sale:
     Securities of U.S. Treasury and federal agencies                50        (21)          29         (13)       (12)        (25)
     Securities of U.S. states and political subdivisions            24         (3)          21          12         --          12
     Mortgage-backed securities:
        Federal agencies                                            213        (34)         179        (199)       (17)       (216)
        Private collateralized mortgage obligations                  17          4           21         (14)        (2)        (16)
     Other securities                                                69         20           89          29          7          36
   Loans held for sale                                               20        (19)           1          75        (16)         59
   Mortgages held for sale                                          (56)        11          (45)        433        (25)        408
   Loans:
     Commercial                                                     243        (61)         182         299        (76)        223
     Real estate 1-4 family first mortgage                          (57)       (12)         (69)       (209)      (129)       (338)
     Other real estate mortgage                                      94       (102)          (8)          5        (34)        (29)
     Real estate construction                                        55         (4)          51          29        (18)         11
     Consumer:
        Real estate 1-4 family junior lien mortgage                  96        (52)          44          72         94         166
        Credit card                                                 (91)       (72)        (163)        (96)        28         (68)
        Other revolving credit and monthly payment                  (47)       (44)         (91)        (56)        60           4
     Lease financing                                                110        (25)          85         109         (7)        102
     Foreign                                                         40          1           41          58          7          65
   Other                                                              5        (26)         (21)         33         (1)         32
                                                                  -----      -----        -----       -----      -----       -----
     Total increase (decrease) in interest income                   772       (448)         324         596       (139)        457
                                                                  -----      -----        -----       -----      -----       -----

Increase (decrease) in interest expense:

   Deposits:
     Interest-bearing checking                                        1        (10)          (9)         (5)       (10)        (15)
     Market rate and other savings                                   92       (185)         (93)         30         15          45
     Savings certificates                                          (103)      (123)        (226)        (44)       (14)        (58)
     Other time deposits                                            (29)       (20)         (49)         19         (6)         13
     Deposits in foreign offices                                     24         (1)          23         (23)        --         (23)
   Short-term borrowings                                            197        (50)         147         167         --         167
   Long-term debt                                                   258        (76)         182          18        (14)          4
   Guaranteed preferred beneficial interests
     in Company's subordinated debentures                           (17)        (4)         (21)        (23)         3         (20)
                                                                  -----      -----        -----       -----      -----       -----
     Total increase (decrease) in interest expense                  423       (469)         (46)        139        (26)        113
                                                                  -----      -----        -----       -----      -----       -----

Increase (decrease) in net interest income
   on a taxable-equivalent basis                                  $ 349      $  21        $ 370       $ 457      $(113)      $ 344
                                                                  =====      =====        =====       =====      =====       =====

-----------------------------------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 1999 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 1999, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.


----------------------------------------------------------------------------------------------------------------------------------
                                                                          DECEMBER 31, 1999
                                 ----------------------------------------------------------
                                                OVER ONE YEAR
                                           THROUGH FIVE YEARS     OVER FIVE YEARS
                                           ------------------     ---------------
                                                     FLOATING            FLOATING
                                                           OR                  OR                                      December 31,
                                 ONE YEAR    FIXED ADJUSTABLE    FIXED ADJUSTABLE            -------------------------------------
(in millions)                     OR LESS     RATE       RATE     RATE       RATE     TOTAL      1998      1997      1996     1995
----------------------------------------------------------------------------------------------------------------------------------
Selected loan maturities:
   Commercial                     $19,528   $3,741    $12,879  $   697     $1,843  $ 38,688  $ 35,450  $ 32,061  $ 30,794  $20,127
   Real estate 1-4 family first
     mortgage                       2,429      367        394    5,813      3,395    12,398    11,496    14,165    16,051    8,799
   Other real estate mortgage       2,795    3,080      5,424    4,784      3,095    19,178    16,668    16,326    16,419   11,857
   Real estate construction         2,127      555      1,490      326        213     4,711     3,790     3,326     3,247    2,108
   Foreign                            774      112        428      173         86     1,573     1,478     1,155     1,132      932
                                  -------  -------    -------  -------     ------  --------  --------  --------  --------  -------

         Total selected loan
           maturities             $27,653   $7,855    $20,615  $11,793     $8,632    76,548    68,882    67,033    67,643   43,823
                                  =======   ======    =======  =======     ======  --------  --------  --------  --------  -------

Other loan categories:
   Consumer:
     Real estate 1-4 family
       junior lien mortgage                                                          12,938    11,128    10,618    10,357    6,970
     Credit card                                                                      5,472     5,795     6,671     7,028    5,667
     Other revolving credit and
       monthly payment                                                               16,656    15,809    17,021    16,916   11,715
                                                                                   --------  --------  --------  --------  -------
         Total consumer                                                              35,066    32,732    34,310    34,301   24,352

   Lease financing                                                                    7,850     6,380     4,968     3,816    2,605
                                                                                   --------  --------  --------  --------  -------

         Total loans                                                               $119,464  $107,994  $106,311  $105,760  $70,780
                                                                                   ========  ========  ========  ========  =======

----------------------------------------------------------------------------------------------------------------------------------



The table at the top of the following page summarizes other real estate loans by state and property type. The table at the bottom of the following page summarizes real estate construction loans by state and project type.

REAL ESTATE MORTGAGE LOANS BY STATE AND TYPE
(excluding 1-4 family first mortgages)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  December 31, 1999
                      -------------------------------------------------------------------------------------------------------------
                                                                                                  Other                        Non-
                           California            Texas        Minnesota       Colorado         states(2)       All states  accruals
                      ---------------   --------------   -------------- --------------  ---------------  ----------------    as a %
                       Total     Non-   Total     Non-   Total    Non-  Total     Non-   Total     Non-    Total     Non-  of total
(in millions)          loans  accrual   loans  accrual   loans accrual  loans  accrual   loans  accrual    loans  accrual   by type
------------------------------------------------------------------------------------------------------------------------------------
Office buildings      $2,142      $16  $  390      $ 2   $ 110     $--   $242      $--  $1,515      $ 2  $ 4,399     $ 20        --%
Retail buildings       1,467       22     356        4     242       1    217       --   1,510        7    3,792       34         1
Industrial             1,779        6     316        4     271      --    177        1     837        5    3,380       16        --
Hotels/motels            290        1     317       --      58      --     79       --   1,251        2    1,995        3        --
Apartments               624        3     221       --      96      --     80       --     625        3    1,646        6        --
Institutional            242        4      22       --      --      --      1       --     109        3      374        7         2
Agricultural             270        4      64        1      84      --     36       --     552        2    1,006        7         1
Land                     341        5     125        1      40      --     57       --     238        1      801        7         1
1-4 family
  structures (1)         154        1      25       --       7      --      9       --      68       --      263        1        --
Other                    699        2     182        1     125       1    100       --     416        7    1,522       11         1
                      ------      ---  ------      ---   -----     ---   ----      ---   -----      ---   ------     ----

  Total by state      $8,008      $64  $2,018      $13  $1,033     $ 2   $998      $ 1  $7,121      $32  $19,178     $112         1%
                      ======      ===  ======      ===  ======     ===   ====      ===  ======      ===  =======     ====        ==

  % of total loans        42%              11%               5%             5%              37%              100%
                      ======           ======           ======           ====           ======           =======

  Nonaccruals as a %
    of total by state               1%               1%             --%             --%              --%
                                  ===              ===             ===             ===              ===

-----------------------------------------------------------------------------------------------------------------------------------

(1) Represents loans to real estate developers secured by 1-4 family residential developments.

(2) Consists of 40 states; no state had loans in excess of $928 million at December 31, 1999.


REAL ESTATE CONSTRUCTION LOANS BY STATE AND TYPE

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               December 31, 1999
                       ---------------------------------------------------------------------------------------------------------
                                                                                                Other                       Non-
                          California        Arizona           Texas           Colorado       states(1)      All states  accruals
                      --------------  -------------   -------------     --------------  -------------   --------------    as a %
                      Total     Non-  Total    Non-   Total    Non-     Total     Non-  Total    Non-   Total     Non-  of total
(in millions)         loans  accrual  loans accrual   loans accrual     loans  accrual  loans accrual   loans  accrual   by type
--------------------------------------------------------------------------------------------------------------------------------
Retail buildings     $  225      $--   $ 93     $--    $ 39     $--      $ 25      $-- $  253     $--  $  635      $--        --%
1-4 family:
   Land                 140       --     --      --       9      --        12       --     59      --     220       --        --
   Structures           157       --     86       2     128       1       130       --    312       1     813        4        --
Land (excluding
   1-4 family)          203       --     92      --      54       1        38       --    278       1     665        2        --
Apartments              135       --     75      --      35      --        13       --    133      --     391       --        --
Office buildings        282       --     30      --      45      --        43       --    329      --     729       --        --
Industrial              183       --     28      --      39      --        50       --    180      --     480       --        --
Hotels/motels            55       --      5      --       2      --         3       --     79      --     144       --        --
Institutional            12       --      3      --       8      --        --       --     14      --      37       --        --
Agricultural              3       --     --      --      --      --        --       --      2      --       5       --        --
Other                   224       --     10      --      56       1        22       --    280      --     592        1        --
                     ------      ---   ----     ---    ----     ---      ----      --- ------     ---  ------      ---

   Total by state    $1,619      $--   $422     $ 2    $415     $ 3      $336      $-- $1,919     $ 2  $4,711      $ 7        --%
                     ======      ===   ====     ===    ====     ===      ====      === ======     ===  ======      ===       ===

   % of total loans      34%              9%              9%                7%             41%            100%
                     ======            ====            ====              ====          ======          ======

   Nonaccruals as a %
     of total by state            --%            --%              1%                --%            --%
                                 ===            ===             ===               ====            ===

---------------------------------------------------------------------------------------------------------------------------------

(1) Consists of 33 states; no state had loans in excess of $280 million at December 31, 1999.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
(in millions)                                                  1999         1998        1997        1996       1995
-------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                  $ 3,134      $ 3,062     $ 3,059     $ 2,711    $ 2,872

Allowances related to business combinations, net                 40          144         168         870        119

Provision for loan losses                                     1,045        1,545       1,140         500        312

Loan charge-offs:
    Commercial                                                 (382)        (261)       (357)       (200)       (99)
    Real estate 1-4 family first mortgage                       (12)         (26)        (26)        (24)       (20)
    Other real estate mortgage                                  (28)         (54)        (26)        (50)       (59)
    Real estate construction                                     (2)          (3)         (5)        (14)       (10)
    Consumer:
      Real estate 1-4 family junior lien mortgage               (33)         (31)        (37)        (38)       (23)
      Credit card                                              (388)        (535)       (579)       (487)      (330)
      Other revolving credit and monthly payment               (512)      (1,002)       (618)       (488)      (255)
                                                            -------      -------     -------     -------    -------
        Total consumer                                         (933)      (1,568)     (1,234)     (1,013)      (608)
    Lease financing                                             (38)         (48)        (46)        (35)       (18)
    Foreign                                                     (90)         (84)        (37)        (35)       (29)
                                                            -------      -------     -------     -------    -------
          Total loan charge-offs                             (1,485)      (2,044)     (1,731)     (1,371)      (843)
                                                            -------      -------     -------     --------   -------

Loan recoveries:
    Commercial                                                   86           82         105          89         68
    Real estate 1-4 family first mortgage                         6           11           9          12          8
    Other real estate mortgage                                   37           78          62          57         65
    Real estate construction                                      5            4          12          12          5
    Consumer:
      Real estate 1-4 family junior lien mortgage                15            7          10          10          4
      Credit card                                                46           56          61          50         26
      Other revolving credit and monthly payment                214          163         144         101         57
                                                            -------      -------     -------     -------    -------
        Total consumer                                          275          226         215         161         87
    Lease financing                                              12           12          13           9         13
    Foreign                                                      15           14          10           9          5
                                                            -------      -------     -------     -------    -------
          Total loan recoveries                                 436          427         426         349        251
                                                            -------      -------     -------     -------    -------
             Total net loan charge-offs                      (1,049)      (1,617)     (1,305)     (1,022)      (592)
                                                            -------      -------     -------     -------    --------

BALANCE, END OF YEAR                                        $ 3,170      $ 3,134     $ 3,062     $ 3,059    $ 2,711
                                                            =======      =======     =======     =======    =======

Total net loan charge-offs as a percentage of
    average total loans                                         .94%        1.52%       1.25%       1.04%       .84%
                                                            =======      =======     =======     =======    =======

Allowance as a percentage of total loans                       2.65%        2.90%       2.88%       2.89%      3.83%
                                                            =======      =======     =======     =======    =======
-------------------------------------------------------------------------------------------------------------------

The SEC requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 477% and 442% at December 31, 1999 and 1998, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed below and in greater detail in the 1999 Annual Report to Stockholders, incorporated by reference herein.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table on page 16 provides a breakdown of the allowance for loan losses by loan category. The Company has an established process to determine the adequacy of the allowance for loan losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to Statement of Financial Accounting Standards No. 114 (FAS 114), ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN) and loans analyzed on a pool basis.

The determination of allocated reserves for portfolios of larger commercial and commercial real estate loans involves a review of individual higher-risk transactions, focusing on the accuracy of loan grading, assessments of specific loss content and, in some cases, strategies for resolving problem credits. These considerations supplement the application of loss factors delineated by individual loan grade to the existing distribution of risk exposures, thus framing an assessment of inherent losses across the entire wholesale lending portfolio segment which is responsive to shifts in portfolio risk content. The loss factors used for this analysis have been derived from migration models which track actual portfolio movements from problem asset loan grades to loss over a 5 to 10 year period. In the case of pass loan grades, the loss factors are derived from analogous loss experience in public debt markets, calibrated to the long-term average loss experience of the Company's portfolios. The loan loss reserve allocations arrived at through this factor methodology are adjusted based on management's judgment concerning the effect of recent economic events on portfolio performance.

In the case of more homogeneous portfolios, such as consumer loans and leases, residential mortgage loans and some segments of small business lending, the determination of allocated reserves is conducted at a more aggregate, or pooled, level. For portfolios of this nature, the risk assessment process emphasizes the development of rigorous forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to project relevant risk metrics over an intermediate-term horizon. Such analyses are updated frequently to capture the most recent behavioral characteristics of the subject portfolios, as well as any changes in management's loss mitigation or customer solicitation strategies, in order to reduce the differences between estimated and observed losses. A reserve which approximates one year of projected net losses is provided as the baseline allocation for most homogeneous portfolios, to which management may add certain adjustments to ensure that a prudent amount of conservatism is present in the specific assumptions underlying that forecast.

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

At December 31, 1999, the allowance for loan losses was $3,170 million, or 2.65% of total loans, compared with $3,134 million, or 2.90%, at December 31, 1998. During 1999, net charge-offs exceeded the provision for loan losses by $4 million; however, the addition of $40 million of allowances related to business combinations in 1999 accounted for the net increase of $36 million in the reserve, year over year. The components of the allowance, allocated and unallocated, are shown in the table on page 16. The allocated component declined to $1,767 million from $1,968 million, while the unallocated component grew to $1,403 million from $1,166 million, as of December 31, 1999 and 1998, respectively.

The $201 million reduction in the allocated component was substantially due to the lower allocated allowance to loans outstanding ratios in the other consumer, commercial loan, and other real estate mortgage portfolios. In total, lower allocated reserve ratios resulted in a reduction of roughly $361 million in allocated reserves, primarily a reflection of lower projected loss rates in the loan portfolio. Of this reduction, $90 million was attributable to the domestic portfolio of Norwest Financial, although the overall reserve in that entity actually increased by virtue of additions to the unallocated portion of the reserve. An additional $106 million was attributable to various other consumer lending products. Finally, the commercial loan and other real estate mortgage portfolios showed continuing gradual improvement in problem asset trends. The improvements in the credit quality of those portfolios translated into a reduction of approximately $132 million in the allocated reserve. Other smaller portfolios accounted for the remaining $33 million in allocated reserve ratio reductions during the year.

These changes in the allocated reserve relate primarily to projected rates of loss in different portfolio segments. Analyzing the movements in the allocated reserve strictly from a loan volume perspective indicates that, had the ratio of allocated reserves to loans outstanding remained flat with the 1998 ratio of 1.82%, allocated reserves would have increased by roughly

$208 million, as loans outstanding grew by $11.5 billion during the year. However, due to a shift in portfolio composition, the higher volume increased the allocated reserve by only $160 million, as relatively lower-risk commercial loans, residential first and second mortgages, and lease financing grew at a faster pace than higher-risk credit cards and other consumer loans.

There were no material changes in estimation methods and assumptions for the allowance that took place during 1999. Relatively minor differences existed in the methodologies for deriving the allocated portion of the allowance employed by the former Norwest and the former Wells Fargo; these differences were reconciled in the first quarter of 1999.

The Company considers the allowance for loan losses of $3,170 million adequate to cover losses inherent in loans, loan commitments, and standby and other letters of credit at December 31, 1999.

The foregoing discussion contains forward-looking statements about the adequacy of the Company's reserves for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors--many of which are beyond the Company's control--could cause actual losses to be more than estimated losses. These factors include changes in business and economic conditions that could increase the number of customers and counterparties who become delinquent or who default on their loans or other obligations to the Company. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see "Factors that May Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference herein.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       December 31,
----------------------------------------------------------------------------------------------------------------------------------
(in millions)                                      1999              1998               1997             1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
Commercial                                       $  605            $  605             $  560           $  472               $  321
Real estate 1-4 family first mortgage                56                50                 64               53                   73
Other real estate mortgage                          210               230                277              340                  291
Real estate construction                             48                56                 46               59                   68
Consumer:
   Credit card                                      337               344                471              440                  383
   Other consumer                                   397               550                542              452                  313
                                                 ------            ------             ------           ------               ------
     Total consumer                                 734               894              1,013              892                  696
Lease financing                                      52                54                 58               47                   41
Foreign                                              62                79                 43               34                   27
                                                 ------            ------             ------           ------               ------
     Total allocated                              1,767             1,968              2,061            1,897                1,517
Unallocated component of
   the allowance (1)                              1,403             1,166              1,001            1,162                1,194
                                                 ------            ------             ------           ------               ------
     Total                                       $3,170            $3,134             $3,062           $3,059               $2,711
                                                 ======            ======             ======           ======               ======

                                                                                                                       December 31,
                                      --------------------------------------------------------------------------------------------
                                                   1999              1998               1997             1996                 1995
                                      -----------------  ----------------   ---------------- ----------------    -----------------
                                       ALLOC.      LOAN    Alloc.    Loan     Alloc.    Loan   Alloc.    Loan     Alloc.      Loan
                                       ALLOW.    CATGRY    allow.  catgry     allow.  catgry   allow.  catgry     allow.    catgry
                                         AS %      AS %     as %     as %      as %     as %    as %     as %       as %      as %
                                      OF LOAN  OF TOTAL  of loan of total   of loan of total of loan of total    of loan  of total
                                       CATGRY     LOANS   catgry    loans    catgry    loans  catgry    loans     catgry     loans
                                      -------  --------  ------- --------   -------  ------- --------  --------  -------  --------
Commercial                               1.56%       32%    1.71%      33%     1.75%      30%   1.53%      29%      1.59%       28%
Real estate 1-4 family first mortgage     .45        10      .43       11       .45       14     .33       15        .83        13
Other real estate mortgage               1.10        16     1.38       15      1.70       15    2.07       16       2.45        17
Real estate construction                 1.02         4     1.48        4      1.38        3    1.82        3       3.23         3
Consumer:
   Credit card                           6.16         5     5.94        5      7.06        6    6.26        6       6.76         8
   Other consumer                        1.34        25     2.04       25      1.96       26    1.66       26       1.68        26
                                                    ---               ---                ---              ---                  ---
     Total consumer                      2.09        30     2.73       30      2.95       32    2.60       32       2.86        34
Lease financing                           .66         7      .85        6      1.17        5    1.23        4       1.57         4
Foreign                                  3.94         1     5.35        1      3.72        1    3.00        1       2.90         1
                                                    ---               ---                ---              ---                  ---

     Total allocated                     1.48       100%    1.82      100%     1.94      100%   1.79      100%      2.14       100%
                                                    ===               ===                ===              ===                  ===
Unallocated component of
   the allowance (1)                     1.17               1.08                .94             1.10                1.69
                                         ----               ----               ----             ----                ----
     Total                               2.65%              2.90%              2.88%            2.89%               3.83%
                                         ====               ====               ====             ====                ====

----------------------------------------------------------------------------------------------------------------------------------

(1) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.


PROPERTIES

The Company owns and occupies its 340,000 square foot headquarters at 420 Montgomery Street, San Francisco, California. In addition, the Company leases and occupies approximately 488,000 square feet in the Norwest Center, Sixth & Marquette, Minneapolis, Minnesota, which is a 1.1 million square foot office tower owned in part by a subsidiary of the Company. Major office and operational facilities are owned or leased in Arizona, California, Colorado, Iowa, Minnesota, Oregon, South Dakota and Texas. Approximately 5,500 stores and secondary office facilities are owned or leased throughout the United States and some foreign countries.

For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 to Financial Statements, incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                      POSITIONS HELD DURING THE PAST FIVE YEARS                       AGE      PREDECESSORS
----------------                      -----------------------------------------                       ---      ------------
John A. Berg                 Group Executive Vice President (Central Banking) (November 1998 to        54           24
Group Executive              Present); Senior Vice President and Regional Group Head of former
Vice President (Central      Norwest (March 1998 to November 1998); Regional President (Greater
Banking)                     Minnesota/La Crosse Region) (January 1990 to March 1998)

Leslie S. Biller             Vice Chairman and Chief Operating Officer (November 1998 to Present);     52           12
Vice Chairman and Chief      President and Chief Operating Officer of former Norwest (February 1997
Operating Officer            to November 1998); Executive Vice President (South Central Community
                             Banking) (July 1990 to February 1997)

Patricia R. Callahan         Executive Vice President (Human Resources) (November 1998 to              46           22
Executive Vice President     Present); Executive Vice President of former Wells Fargo (Personnel)
(Human Resources)            (September 1998 to November 1998); Executive Vice President (Wholesale
                             Banking) (July 1997 to September 1998); Executive Vice President
                             (Personnel) (March 1993 to July 1997)

James R. Campbell            Group Executive Vice President (Minnesota Banking) (November 1998 to      57           35
Group Executive              Present); Executive Vice President (North Central Banking) of former
Vice President (Minnesota    Norwest (August 1997 to November 1998); Executive Vice President
Banking)                     (Commercial Banking Services, Specialized Lending and Nebraska)
                             (January 1996 to August 1997); Executive Vice President (Twin Cities
                             Banking) (February 1993 to January 1996)

Teresa A. Dial               Group Executive Vice President (California, Business Banking,             50           27
Group Executive              Telephone Banking, Distribution Strategies, Insurance, Diversified
Vice President               Products Group, Education Finance) (November 1998 to Present); Vice
(California,                 Chair (Consumer and Business Banking) of former Wells Fargo
Business Banking,            (March 1996 to November 1998); Group Executive Vice President
Telephone Banking,           (Business Banking) (September 1991 to March 1996)
Distribution
Strategies, Insurance,
Diversified Products
Group, Education Finance)

                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                      POSITIONS HELD DURING THE PAST FIVE YEARS                       AGE      PREDECESSORS
----------------                      -----------------------------------------                       ---      ------------
David A. Hoyt                Group Executive Vice President (Wholesale Banking) (November 1998 to      44           18
Group Executive              Present); Vice Chair (Real Estate, Capital Markets,
Vice President               International) of former Wells Fargo (May 1997 to November
(Wholesale Banking)          1998); Executive Vice President (Capital Markets, Special Loans)
                             (September 1994 to May 1997)

Ross J. Kari                 Executive Vice President and Chief Financial Officer (January 2000 to     41           17
Executive Vice President &   Present); Executive Vice President and Deputy Chief Financial Officer
Chief Financial Officer      (November 1998 to January 2000); Chief Financial Officer of former
                             Wells Fargo (May 1998 to November 1998); Executive Vice President
                             (Group Head of Finance) (March 1997 to May 1998); Executive Vice
                             President and General Auditor (September 1995 to March 1997); Senior
                             Vice President and General Auditor (January 1995 to September 1995)

Richard M. Kovacevich        President and Chief Executive Officer (November 1998 to Present);         56           14
President and Chief          Chairman and Chief Executive Officer of former Norwest (January 1997
Executive Officer            to November 1998); Chairman, President and Chief Executive Officer
                             (May 1995 to January 1997); President and Chief Executive Officer
                             (January 1993 to May 1995)

Ely L. Licht                 Executive Vice President and Chief Credit Officer (November 1998 to       52           16
Executive Vice President     Present); Executive Vice President (Credit Administration) of former
(Chief Credit Officer)       Wells Fargo (February 1990 to November 1998)

Dennis J. Mooradian          Group Executive Vice President (Private Client Services) (July 1999       52            3
Group Executive Vice         to Present); Executive Vice President of Wells Fargo Bank, N.A. (May
President (Private Client    1996 to Present); various positions with Lehman Brothers since 1977
Services)                    including Global Private Client Services Division's Chief Operating
                             Officer (April 1995 to May 1996) and Managing Director (Head of
                             Domestic Branches) (August 1993 to April 1995)


                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                      POSITIONS HELD DURING THE PAST FIVE YEARS                       AGE      PREDECESSORS
----------------                      -----------------------------------------                       ---      ------------
John C. Nelson               Group Executive Vice President (Western Banking) (November 1998 to        55           33
Group Executive              Present); Chairman and Chief Executive Officer of Norwest Bank
Vice President (Western      Colorado, N.A. of former Norwest (January 1995 to November 1998)
Banking)

Mark C. Oman                 Group Executive Vice President (Mortgage and Home Equity) (November       45           20
Group Executive              1998 to Present); Executive Vice President (Mortgage Services and
Vice President (Mortgage     Iowa Community Banking) of former Norwest (February 1997 to November
and Home Equity)             1998); President and Chief Executive Officer of Norwest Mortgage,
                             Inc. (August 1989 to February 1997); also Chairman and Chief
                             Executive Officer of Norwest Mortgage, Inc. (February 1997 to
                             Present)

Clyde W. Ostler              Group Executive Vice President (Internet Services) (October 1999 to       53           29
Group Executive              Present); Group Executive Vice President (Investments) (November 1998
Vice President (Internet     to October 1999); Vice Chair (Trust and Investment Services) of
Services)                    former Wells Fargo (May 1993 to November 1998)

Daniel W. Porter             Group Executive Vice President (Norwest Financial) and Chairman and       44           --
Group Executive Vice         Chief Executive Officer of Norwest Financial, Inc. (December 1999 to
President (Norwest           Present); various positions with GE Capital since 1986 including
Financial)                   Managing Director of GE Capital Europe in London (European
                             Transportation Group) (March 1998 to December 1999); President of
                             Global Consumer Development (September 1997 to March 1998); and
                             President and Chief Executive Officer of Retailer Financial Services
                             (April 1994 to September 1997)

Les L. Quock, CPA            Senior Vice President and Controller (November 1998 to Present);          46           20
Senior Vice President and    Senior Vice President (Payment Systems Services Group) of former
Controller (Principal        Wells Fargo (February 1997 to November 1998); Senior Vice President
Accounting Officer)          (Business Banking Group Systems) (October 1996 to February 1997);
                             Senior Vice President (Business Loan Finance and Administration)
                             (November 1995 to October 1996); Senior Vice President (Business Loan
                             Administration) (January 1994 to November 1995)

                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                      POSITIONS HELD DURING THE PAST FIVE YEARS                       AGE      PREDECESSORS
----------------                      -----------------------------------------                       ---      ------------
Stanley S. Stroup            Executive Vice President and General Counsel (November 1998 to            56           16
Executive Vice President     Present); Executive Vice President and General Counsel of former
and General Counsel          Norwest (February 1993 to November 1998)
(Law Department and
Government Relations)

John G. Stumpf               Group Executive Vice President (Southwestern Banking) (November 1998      46           18
Group Executive              to Present); Regional President of Norwest Bank Texas, N.A. of former
Vice President               Norwest (July 1994 to November 1998)
(Southwestern Banking)

There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules and Exhibits:

      (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 52 through 98 of the 1999 Annual Report to Stockholders are incorporated herein by reference.

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

                  (o) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Tracking Preferred Stock

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

               10*(a) Long-Term Incentive Compensation Plan, as amended effective November 23, 1999 (including Forms of Award
                        Term Sheet for grants of restricted share rights). Forms of Non-Qualified Stock Option and Restricted Stock
                        Agreements for grants subsequent to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to Exhibit
                        10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

                 *(b) Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 14, 1994

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

                 *(d)   Performance-Based Compensation Policy

                 *(e)   1990 Equity Incentive Plan, incorporated by reference to
                        Exhibit 10(f) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1995

                 *(f)   1982 Equity Incentive Plan, incorporated by reference to
                        Exhibit 10(g) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1993

                 *(g)   Employees' Stock Deferral Plan, incorporated by
                        reference to Exhibit 10(c) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1998

                 *(h) Deferred Compensation Plan, as amended and restated effective January 1, 2000

                 *(i) 1999 Directors Stock Option Plan, incorporated by reference to Exhibit 10(n) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998

               10*(j)   1990 Director Option Plan for directors of the former
                        Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997

                 *(k)   1987 Director Option Plan for directors of the former
                        Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 10,
                        1995, and as further amended by the amendment adopted
                        September 16, 1997, incorporated by reference to Exhibit
                        10 to the former Wells Fargo's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1997

                 *(l)   1991 Director Option Plan for directors of the former
                        First Interstate Bancorp, incorporated by reference to First Interstate Bancorp's Registration Statement on
                        Form S-8 (SEC File No. 033-37299) and to the former
                        Wells Fargo's Post-Effective Amendment No. 1 on Form S-8
                        filed on April 2, 1996 (SEC File No. 033-64575)

                 *(m) Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit
                        10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

                 *(n) Directors' Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit
                        10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

                 *(o) Directors' Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit
                        10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

                 *(p) Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former
                        Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997

                 *(q)   1999 Deferral Plan for Directors

                 *(r) 1999 Directors Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999

                 *(s)   Supplemental 401(k) Plan, incorporated by reference to
                        Exhibit 10(a) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1999

                 *(t)   Supplemental Cash Balance Plan, incorporated by
                        reference to Exhibit 10(b) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999

               10*(u) Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long Term Disability
                        Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1992

                 *(v) Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to
                        Exhibit 19(e) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 11(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

                 *(w) Employment Agreement, dated as of June 7, 1998, between the Company and Paul Hazen, incorporated by reference to
                        Exhibit 10.01 to the Company's Registration Statement
                        No. 333-63247 on Form S-4 filed September 11, 1998.
                        Forms of Stock Option and Restricted Stock Agreements pursuant to Employment Agreement, incorporated by reference to Exhibit 10(cc) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998

                 *(x) Employment Agreement, dated as of January 1, 1999, between the Company and Rodney L. Jacobs, incorporated by reference to Exhibit 10(dd) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998

                 *(y) Agreements between the Company and three executive officers dated October 7, 1998, May 7, 1999 and October
                        25, 1999, respectively

                 *(z) Form of severance agreement between the Company and six executive officers, including two directors, and agreement between the Company and officer Terri A. Dial, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to
                        Exhibit 10(b) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1995

                 *(aa)  Change of Control Severance Plan of the former Wells
                        Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998


               10*(bb)  Consulting Agreement dated January 25, 1999, between the
                        Company and Chang-Lin Tien, incorporated by reference to
                        Exhibit 10(gg) to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1998

                 *(cc) Directors' Retirement Plan for directors of the former Wells Fargo, as amended effective November 2, 1998, incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998

                 *(dd)  Description of Relocation Program for Designated High-
                        Cost Areas

                 *(ee)  Description of Executive Financial Planning Program

                 *(ff)  Executive Loan Plan, incorporated by reference to
                        Exhibit 10(i) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1994

                12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.16, 1.63, 1.81, 1.78 and
                        1.80 for the years ended December 31, 1999, 1998, 1997,
                        1996 and 1995, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.49, 2.56, 3.10, 2.98 and 2.73 for the years ended
                        December 31, 1999, 1998, 1997, 1996 and 1995,
                        respectively.

                  (b)   Computation of Ratios of Earnings to Fixed Charges and
                        Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.13, 1.61, 1.79, 1.73 and 1.74 for the years ended December 31, 1999, 1998, 1997, 1996 and
                        1995, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.41, 2.49, 2.99, 2.77 and 2.55 for the years ended December 31, 1999, 1998, 1997, 1996 and
                        1995, respectively.

                13      1999 Annual Report to Stockholders, pages 33 through 98

                21      Subsidiaries of the Company

                23      Consent of Independent Accountants

                24      Powers of Attorney

                27      Financial Data Schedule



(b) The Company filed the following report on Form 8-K during the fourth quarter of 1999:

        (1) October 19, 1999 under Item 5, containing the Company's financial results for the quarter ended September 30, 1999

----------------------
* Management contract or compensatory plan or arrangement

Stockholders may obtain a copy of any Exhibit, in Item 14(a)(3), upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Norwest Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota 55479.

STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2000 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than the Current Report on Form 8-K filed October 14, 1997, containing a description of the Company's common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2000.

                                   WELLS FARGO & COMPANY

                                   BY:    /s/ Richard M. Kovacevich
                                          -------------------------------------
                                          Richard M. Kovacevich
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                   By:     /s/ Ross J. Kari
                                           ------------------------------------
                                           Ross J. Kari
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


       Leslie S. Biller                   Richard D. McCormick
       Michael R. Bowlin                  Cynthia H. Milligan
       Edward M. Carson                   Benjamin F. Montoya
       David A. Christensen               Donald B. Rice
       William S. Davila                  Ian M. Rolland
       Susan E. Engel                     Susan G. Swenson
       Paul Hazen                         Daniel M. Tellep
       William A. Hodder                  Chang-Lin Tien
       Robert L. Joss                     Michael W. Wright
       Reatha Clark King                  John A. Young
       Richard M. Kovacevich

                                   By:     /s/ Philip J. Quigley
                                           ------------------------------------
                                           Philip J. Quigley
                                           Director and Attorney-in-fact
                                           March 15, 2000