Form 10-Q
period 2000-03-31
WELLS FARGO & CO/MN
filed 2000-05-15
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             ---       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 001-2979

                            ------------------------

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

                                                   Shares Outstanding
                                                     April 28, 2000
                                                   -------------------

           Common stock, $1-2/3 par value            1,611,205,806

                                    FORM 10-Q
                                TABLE OF CONTENTS
PART I         FINANCIAL INFORMATION                                                                             Page
Item 1.        Financial Statements                                                                              ----
               Consolidated Statement of Income.................................................................   2
               Consolidated Balance Sheet.......................................................................   3
               Consolidated Statement of Changes in Stockholders' Equity
                 and Comprehensive Income.......................................................................   4
               Consolidated Statement of Cash Flows.............................................................   5
               Notes to Financial Statements....................................................................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations (MD&A)
               Summary Financial Data...........................................................................  15
               Overview.........................................................................................  16
               Factors that May Affect Future Results...........................................................  18
               Operating Segment Results........................................................................  21
               Earnings Performance.............................................................................  22
                 Net Interest Income............................................................................  22
                 Noninterest Income.............................................................................  24
                 Noninterest Expense............................................................................  26
                 Income Taxes...................................................................................  26
                 Earnings/Ratios Excluding Goodwill and Nonqualifying CDI.......................................  27
               Balance Sheet Analysis...........................................................................  28
                 Securities Available for Sale..................................................................  28
                 Loan Portfolio.................................................................................  30
                 Nonaccrual and Restructured Loans and Other Assets.............................................  30
                    Loans 90 Days Past Due and Still Accruing...................................................  33
                 Allowance for Loan Losses......................................................................  34
                 Interest Receivable and Other Assets...........................................................  35
                 Deposits.......................................................................................  36
                 Capital Adequacy/Ratios........................................................................  36
                 Derivative Financial Instruments...............................................................  37
                 Liquidity and Capital Management...............................................................  38

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.......................................  40

PART II        OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K.................................................................  42

SIGNATURE.......................................................................................................  44


                         PART I - FINANCIAL INFORMATION

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                                                            Quarter
                                                                                                     ended March 31,
                                                                                             ----------------------
(in millions, except per share amounts)                                                          2000          1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                                                $    631      $    510
Mortgages held for sale                                                                           170           258
Loans held for sale                                                                               107            99
Loans                                                                                           2,983         2,579
Other interest income                                                                              72            42
                                                                                             --------      --------
     Total interest income                                                                      3,963         3,488
                                                                                             --------      --------

INTEREST EXPENSE
Deposits                                                                                          757           717
Short-term borrowings                                                                             370           208
Long-term debt                                                                                    381           283
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                                                         15            14
                                                                                             --------      --------
     Total interest expense                                                                     1,523         1,222
                                                                                             --------      --------

NET INTEREST INCOME                                                                             2,440         2,266
Provision for loan losses                                                                         255           270
                                                                                             --------      --------
Net interest income after provision for loan losses                                             2,185         1,996
                                                                                             --------      --------

NONINTEREST INCOME
Service charges on deposit accounts                                                               383           344
Trust and investment fees                                                                         360           300
Credit card fees                                                                                  123           132
Other fees                                                                                        270           238
Mortgage banking                                                                                  306           327
Insurance                                                                                          92            85
Net venture capital gains                                                                         885           112
Net losses on securities available for sale                                                      (602)           (2)
Other                                                                                              94           191
                                                                                             --------      --------
     Total noninterest income                                                                   1,911         1,727
                                                                                             --------      --------

NONINTEREST EXPENSE
Salaries                                                                                          818           725
Incentive compensation                                                                            134           134
Employee benefits                                                                                 233           199
Equipment                                                                                         193           191
Net occupancy                                                                                     224           186
Goodwill                                                                                          113           104
Core deposit intangible                                                                            47            52
Net (gains) losses on dispositions of premises and equipment                                      (33)            2
Other                                                                                             750           749
                                                                                             --------      --------
     Total noninterest expense                                                                  2,479         2,342
                                                                                             --------      --------

INCOME BEFORE INCOME TAX EXPENSE                                                                1,617         1,381
Income tax expense                                                                                607           497
                                                                                             --------      --------

NET INCOME                                                                                   $  1,010      $    884
                                                                                             ========      ========

NET INCOME APPLICABLE TO COMMON STOCK                                                        $  1,006      $    875
                                                                                             ========      ========

EARNINGS PER COMMON SHARE                                                                    $    .62      $    .53
                                                                                             ========      ========

DILUTED EARNINGS PER COMMON SHARE                                                            $    .61      $    .53
                                                                                             ========      ========

DIVIDENDS DECLARED PER COMMON SHARE                                                          $    .22      $   .185
                                                                                             ========      ========

Average common shares outstanding                                                             1,627.1       1,647.1
                                                                                             ========      ========

Diluted average common shares outstanding                                                     1,640.2       1,664.2
                                                                                             ========      ========

-------------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,         December 31,           March 31,
(in millions, except shares)                                          2000                 1999                1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $ 12,096             $ 13,250            $ 11,364
Federal funds sold and securities purchased
   under resale agreements                                           3,066                1,554                 869
Securities available for sale                                       36,774               38,518              35,801
Mortgages held for sale                                              6,324               11,707              11,717
Loans held for sale                                                  5,496                4,975               5,630

Loans                                                              124,846              119,464             108,108
Allowance for loan losses                                            3,237                3,170               3,161
                                                                  --------             --------            --------
      Net loans                                                    121,609              116,294             104,947
                                                                  --------             --------            --------

Mortgage servicing rights                                            4,625                4,483               3,627
Premises and equipment, net                                          2,906                2,985               3,130
Core deposit intangible                                              1,250                1,286               1,437
Goodwill                                                             8,355                7,702               7,747
Interest receivable and other assets                                19,775               15,348              15,161
                                                                  --------             --------            --------

      Total assets                                                $222,276             $218,102            $201,430
                                                                  ========             ========            ========

LIABILITIES
Noninterest-bearing deposits                                      $ 45,836             $ 42,916            $ 42,322
Interest-bearing deposits                                           95,631               89,792              90,018
                                                                  --------             --------            --------
      Total deposits                                               141,467              132,708             132,340
Short-term borrowings                                               21,334               27,995              17,270
Accrued expenses and other liabilities                              10,293               11,108               9,396
Long-term debt                                                      24,768               23,375              20,363
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                   785                  785                 785

STOCKHOLDERS' EQUITY
Preferred stock                                                        473                  344                 604
Unearned ESOP shares                                                  (210)                 (73)               (145)
                                                                  --------             --------            --------
      Total preferred stock                                            263                  271                 459
Common stock - $1-2/3 par value, authorized
   4,000,000,000 shares; issued 1,666,095,265 shares,
   1,666,095,265 shares and 1,666,095,285 shares                     2,777                2,777               2,777
Additional paid-in capital                                           8,789                8,786               8,733
Retained earnings                                                   11,706               11,196               9,525
Cumulative other comprehensive income                                1,723                  892                 307
Notes receivable from ESOP                                              (1)                  (1)                 (3)
Treasury stock - 37,415,264 shares, 39,245,724 shares
    and 13,478,919 shares                                           (1,628)              (1,790)               (522)
                                                                  --------             --------            --------
      Total stockholders' equity                                    23,629               22,131              21,276
                                                                  --------             --------            --------

      Total liabilities and stockholders' equity                  $222,276             $218,102            $201,430
                                                                  ========             ========            ========

-------------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Unearned                Additional
                                                          Number of   Preferred        ESOP       Common      paid-in      Retained
(in millions, except shares)                                 shares       stock      shares        stock      capital      earnings
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                                                  $547       $ (84)      $2,769       $8,673       $ 9,045
                                                                           ----       -----       ------       ------       -------
Comprehensive income
   Net income                                                                                                                   884
   Other comprehensive income, net of tax:
     Translation adjustments
     Unrealized gains (losses) on securities
       available for sale arising during the year
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income

Total comprehensive income
Common stock issued                                       5,277,067                                                46           (86)
Common stock issued for acquisitions                      6,114,830                                    8           11            (5)
Common stock repurchased                                  5,869,971
Preferred stock (75,000) issued to ESOP                                      75         (80)                        5
Preferred stock released to ESOP                                                         19                        (1)
Preferred stock (17,882) converted to common shares         509,396         (18)                                   (1)
Preferred stock dividends                                                                                                        (9)
Common stock dividends                                                                                                         (304)
                                                                           ----       -----       ------       ------       -------
Net change                                                                   57         (61)           8           60           480
                                                                           ----       -----       ------       ------       -------

BALANCE MARCH 31, 1999                                                     $604       $(145)      $2,777       $8,733       $ 9,525
                                                                           ====       =====       ======       ======       =======

BALANCE DECEMBER 31, 1999                                                  $344       $ (73)      $2,777       $8,786       $11,196
                                                                           ----       -----       ------       ------       -------
Comprehensive income
   Net income                                                                                                                 1,010
   Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
       available for sale arising during the year
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income

Total comprehensive income
Common stock issued                                       2,774,366                                                97          (131)
Common stock issued for acquisitions                     29,539,265                                              (101)           (6)
Common stock repurchased                                 31,484,965
Preferred stock (170,000) issued to ESOP                                    170        (180)                       10
Preferred stock released to ESOP                                                         43                        (3)
Preferred stock (40,804) converted to common shares       1,001,794         (41)
Preferred stock dividends                                                                                                        (4)
Common stock dividends                                                                                                         (359)
Increase in Rabbi trust assets (classified as treasury stock)
                                                                           ----       -----       ------       ------       -------
Net change                                                                  129        (137)          --            3           510
                                                                           ----       -----       ------       ------       -------

BALANCE MARCH 31, 2000                                                     $473       $(210)      $2,777       $8,789       $11,706
                                                                           ====       =====       ======       ======       =======

-----------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                            Notes                   Cumulative
                                                       receivable                        other           Total
                                                             from      Treasury  comprehensive   stockholders'
(in millions, except shares)                                 ESOP         stock         income          equity
--------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                                     $(3)      $  (651)        $  463         $20,759
                                                              ---       -------         ------         -------
Comprehensive income
   Net income                                                                                              884
   Other comprehensive income, net of tax:
     Translation adjustments                                                                 1               1
     Unrealized gains (losses) on securities
       available for sale arising during the year                                         (158)           (158)
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income                                             1               1
                                                                                                       -------
Total comprehensive income                                                                                 728
Common stock issued                                                         282                            242
Common stock issued for acquisitions                                         49                             63
Common stock repurchased                                                   (221)                          (221)
Preferred stock (75,000) issued to ESOP                                                                     --
Preferred stock released to ESOP                                                                            18
Preferred stock (17,882) converted to common shares                          19                             --
Preferred stock dividends                                                                                   (9)
Common stock dividends                                                                                    (304)
                                                              ---       -------         ------         -------
Net change                                                     --           129           (156)            517
                                                              ---       -------         ------         -------

BALANCE MARCH 31, 1999                                        $(3)      $  (522)        $  307         $21,276
                                                              ===       =======         ======         =======

BALANCE DECEMBER 31, 1999                                     $(1)      $(1,790)        $  892         $22,131
                                                              ---       -------         ------         -------
Comprehensive income
   Net income                                                                                            1,010
   Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
       available for sale arising during the year                                          630             630
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income                                           201             201
                                                                                                       -------
Total comprehensive income                                                                               1,841
Common stock issued                                                         117                             83
Common stock issued for acquisitions                                      1,232                          1,125
Common stock repurchased                                                 (1,229)                        (1,229)
Preferred stock (170,000) issued to ESOP                                                                    --
Preferred stock released to ESOP                                                                            40
Preferred stock (40,804) converted to common shares                          41                             --
Preferred stock dividends                                                                                   (4)
Common stock dividends                                                                                    (359)
Increase in Rabbi trust assets (classified as treasury stock)                 1                              1
                                                              ---      --------         ------         -------
Net change                                                     --           162            831           1,498
                                                              ---      --------         ------         -------

BALANCE MARCH 31, 2000                                        $(1)      $(1,628)        $1,723         $23,629
                                                              ===       =======         ======         =======

--------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                           Quarter ended March 31,
                                                                                ---------------------------------
(in millions)                                                                      2000                      1999
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 1,010                  $    884
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     255                       270
      Depreciation and amortization                                                 401                       299
      Securities available for sale losses                                          602                         2
      Net venture capital gains                                                    (885)                     (112)
      Gains on sales of mortgages held for sale                                     (56)                     (200)
      Net (gains) losses on dispositions of premises and equipment                  (33)                        2
      Release of preferred shares to ESOP                                            40                        18
      Net decrease (increase) in trading assets                                     414                    (1,079)
      Net decrease (increase) in accrued interest receivable                         20                       (78)
      Net (decrease) increase in accrued interest payable                            (9)                       66
      Originations of mortgages held for sale                                   (11,990)                  (27,799)
      Proceeds from sales of mortgages held for sale                             17,452                    36,009
      Net increase in loans held for sale                                          (521)                     (308)
      Other assets, net                                                          (1,383)                     (957)
      Other accrued expenses and liabilities, net                                   274                     1,122
                                                                               --------                  --------

Net cash provided by operating activities                                         5,591                     8,139
                                                                               --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                         7,537                     3,337
      Proceeds from prepayments and maturities                                      776                     2,757
      Purchases                                                                  (7,608)                   (9,788)
   Net cash acquired from (paid for) acquisitions                                   229                      (213)
   Net (increase) decrease in banking subsidiaries' loans resulting from
      originations and collections                                               (2,504)                    1,583
   Proceeds from sales (including participations) of banking subsidiaries' loans    273                       816
   Purchases (including participations) of banking subsidiaries' loans              (65)                     (645)
   Principal collected on nonbank subsidiaries' loans                               819                       648
   Nonbank subsidiaries' loans originated                                        (2,295)                   (2,087)
   Proceeds from dispositions of operations                                           2                        --
   Proceeds from sales of foreclosed assets                                          67                        51
   Net (increase) decrease in federal funds sold and securities purchased
      under resale agreements                                                    (1,084)                      648
   Net increase in mortgage servicing rights                                       (265)                     (841)
   Other, net                                                                    (1,484)                   (1,936)
                                                                               --------                  --------

Net cash used by investing activities                                            (5,602)                   (5,670)
                                                                               --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                            6,236                    (5,405)
   Net (decrease) increase in short-term borrowings                              (7,111)                    1,229
   Proceeds from issuance of long-term debt                                       2,829                     5,530
   Repayment of long-term debt                                                   (1,573)                   (4,873)
   Proceeds from issuance of common stock                                            76                       242
   Repurchase of common stock                                                    (1,229)                     (221)
   Payment of cash dividends on preferred and common stock                         (363)                     (313)
   Other, net                                                                        (8)                      (25)
                                                                               --------                  --------

Net cash used by financing activities                                            (1,143)                   (3,836)
                                                                               --------                  --------

   NET CHANGE IN CASH AND DUE FROM BANKS                                         (1,154)                   (1,367)

Cash and due from banks at beginning of quarter                                  13,250                    12,731
                                                                               --------                  --------

CASH AND DUE FROM BANKS AT END OF QUARTER                                      $ 12,096                  $ 11,364
                                                                               ========                  ========

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest                                                                 $  1,532                  $  1,156
      Income taxes                                                             $      2                  $    494
   Noncash investing and financing activities:
      Transfers from loans to foreclosed assets                                $     52                  $     54

-----------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS COMBINATIONS

On November 2, 1998, the Merger involving Norwest Corporation and Wells Fargo & Company (the Merger) was completed. Norwest Corporation changed its name to "Wells Fargo & Company" and Wells Fargo & Company (the former Wells Fargo) became a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest. Wells Fargo & Company together with its subsidiaries are referred to as the Company.

In connection with the Merger, the Company recorded approximately $600 million of restructuring charges in the fourth quarter of 1998. The restructuring plans are evaluated on a regular basis during the integration process. The charges included a severance-related reserve of $280 million associated with the elimination into 2000 of about 5% of the Company's positions. This reserve was determined based on the Company's existing severance plans for involuntary terminations. Approximately 2,000 employees, totaling $122 million in severance-related benefits, had entered the severance process through March 31, 2000. The charges also included approximately $250 million related to dispositions of owned and leased premises held for sale or remarketing. The remaining balance of this reserve was approximately $65 million at March 31, 2000, comprised of approximately $33 million for owned premises and approximately $32 million for leased premises. Substantially all of the other costs associated with exiting activities due to the Merger, which originally totaled $70 million, have been utilized at March 31, 2000.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the three months ended March 31, 2000 include:

-------------------------------------------------------------------------------------------------------------------
                                                                                                          Method of
(in millions)                                                               Date          Assets         Accounting
-------------------------------------------------------------------------------------------------------------------

First Place Financial Corporation                                     January 18          $  733           Purchase
North County Bancorp                                                  January 27             413           Purchase
Prime Bancshares, Inc.                                                January 28           1,366           Purchase
Ragen MacKenzie Group Incorporated                                      March 16             901           Purchase
Napa National Bancorp                                                   March 17             188           Purchase
Servus Financial Corporation                                            March 17             168           Purchase
Michigan Financial Corporation                                          March 30             975           Purchase
Bryan, Pendleton, Swats & McAllister, LLC                               March 31              12           Purchase
                                                                                          ------

                                                                                          $4,756
                                                                                          ======
-------------------------------------------------------------------------------------------------------------------

In connection with the foregoing transactions, the Company paid cash in the aggregate amount of $11 million and issued aggregate common shares of 29.5 million.

The Company had announced four pending transactions as of April 10, 2000 with total assets of approximately $29 billion, and anticipates that approximately 112 million common shares will be issued upon consummation of these transactions. The pending transactions include First Security Corporation, a $23 billion bank holding company based in Salt Lake City, Utah. Such transactions are subject to approval by regulatory agencies and are expected to be completed by the end of 2000.

2.  PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at March 31, 2000, December 31, 1999 and March 31, 1999. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

---------------------------------------------------------------------------------------------------------------------------------
                                              Shares issued and outstanding    Carrying amount (in millions)           Adjustable
                                        -----------------------------------   -----------------------------        dividends rate
                                          MAR. 31,     Dec. 31,     Mar. 31,  MAR. 31,   Dec. 31,   Mar. 31,    -----------------
                                             2000         1999         1999      2000       1999       1999     Minimum   Maximum
                                        ---------    ---------    ---------    ------     ------     ------     -------   -------

Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)         1,500,000    1,500,000    1,500,000     $  75      $ 75      $  75         5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50)(1)      4,000,000    4,000,000    4,000,000       200       200        200         7.0      13.0

Cumulative Tracking
   (Liquidation preference $200)(2)            --           --      980,000        --        --        196          --        --

2000 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        129,894           --           --       130        --         --        11.5      12.5

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         21,947       22,263       58,787        22        22         59       10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)          8,300        8,386        8,740         8         8          9       10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         10,739       10,839       18,810        11        11         19        9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         11,910       12,011       21,466        12        12         21        8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         11,921       11,990       20,016        12        12         20       10.00     10.00

ESOP Cumulative Convertible
   (Liquidation preference $1,000)          3,706        3,732        9,661         3         4         10         9.0       9.0

Unearned ESOP shares(3)                        --           --           --       (210)      (73)      (145)        --        --

Less Cumulative Tracking
   held by subsidiary
   (Liquidation preference $200)               --           --       25,000         --        --          5         --        --
                                        ---------    ---------    ---------      -----      ----      -----

     Total                              5,698,417    5,569,221    6,592,480      $ 263      $271      $ 459
                                        =========    =========    =========      =====      ====      =====
---------------------------------------------------------------------------------------------------------------------------------

(1) Annualized dividend rate is 6.59% through October 1, 2001, after which the rate will become adjustable, subject to the minimum and maximum rates disclosed.

(2) In December 1999, the Company redeemed all $196 million (980,000 shares) of its Cumulative Tracking preferred stock.

(3) In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

3.  EARNINGS PER COMMON SHARE

The table below presents earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                       ----------------------------
(in millions, except per share amounts)                                                    2000                1999
-------------------------------------------------------------------------------------------------------------------

Net income                                                                             $  1,010            $    884
Less: Preferred stock dividends                                                               4                   9
                                                                                       --------            --------
Net income applicable to common stock                                                  $  1,006            $    875
                                                                                       ========            ========

EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                                      $  1,006            $    875
                                                                                       ========            ========
Average common shares outstanding (denominator)                                         1,627.1             1,647.1
                                                                                       ========            ========
Per share                                                                              $    .62            $    .53
                                                                                       ========            ========

DILUTED EARNINGS PER COMMON SHARE

Net income applicable to common stock (numerator)                                      $  1,006            $    875
                                                                                       ========            ========
Average common shares outstanding                                                       1,627.1             1,647.1
Add:   Stock options                                                                       11.8                15.4
       Restricted share rights                                                              1.3                 1.7
                                                                                       --------            --------
Diluted average common shares outstanding
    (denominator)                                                                       1,640.2             1,664.2
                                                                                       ========            ========
Per share                                                                              $    .61            $    .53
                                                                                       ========            ========

-------------------------------------------------------------------------------------------------------------------

4.  OPERATING SEGMENTS

The Company has identified four lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Wells Fargo Home Mortgage (formerly Norwest Mortgage) and Norwest Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. This includes WELLS FARGO FUNDS-SM-, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equipment and transportation (auto, recreational vehicle, marine) loans as well as equity lines and loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PHONEBANK-SM- centers and the National Business Banking Center. Online banking services include the Wells Fargo Internet Services Group and BUSINESS GATEWAY-Registered Tradmark-, a personal computer banking service exclusively for the small business customer.

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $10 million and maintains relationships with major corporations throughout the United States. Wholesale Banking provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, international trade facilities, foreign exchange services, treasury management, investment management and electronic products. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications, real estate brokerage services and commercial real estate loan servicing.

WELLS FARGO HOME MORTGAGE'S (formerly Norwest Mortgage) activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others.

NORWEST FINANCIAL includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean and Latin America. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Credit cards are issued to consumer finance customers through two credit card banks. Norwest Financial also provides lease and other commercial financing and provides information services to the consumer finance industry.

THE RECONCILIATION COLUMN includes goodwill and nonqualifying CDI, the net impact of transfer pricing loan and deposit balances, the cost of external debt, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the consolidated level.

The following table provides the results for the Company's four major operating segments.

----------------------------------------------------------------------------------------------------------------------
(income/expense in millions,
average balances in billions)                                Community                Wholesale            Wells Fargo
                                                               Banking                  Banking          Home Mortgage
                                                     -----------------------------------------------------------------
QUARTER ENDED MARCH 31,                                2000       1999           2000      1999         2000      1999
Net interest income (1)                              $1,689     $1,559           $416      $338         $ 22      $ 68
Provision for loan losses                               166        167             12        25            2         3
Noninterest income                                    1,178      1,013            340       307          304       316
Noninterest expense                                   1,589      1,480            341       268          217       276
                                                     ------     ------           ----      ----         ----      ----
Income (loss) before income
   tax expense (benefit)                              1,112        925            403       352          107       105
Income tax expense (benefit) (2)                        391        303            151       130           40        39
                                                     ------     ------           ----      ----         ----      ----
Net income (loss)                                    $  721     $  622           $252      $222         $ 67      $ 66
                                                     ======     ======           ====      ====         ====      ====

Average loans                                        $   70     $   64           $ 39      $ 34         $  2      $  1
Average assets                                          130        114             47        40           21        27
Average core deposits                                   115        114              9         9            4         5

----------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Wells Fargo Home Mortgage's net interest income was composed of interest revenue of $185 million and $265 million for the first quarter of 2000 and 1999, respectively, and interest expense of $163 million and $197 million for the first quarter of 2000 and 1999, respectively.)
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented are also higher than the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.

-----------------------------------------------------------------------
                                       Recon-                 Consoli-
              Norwest               ciliation                    dated
            Financial                  column (3)              Company
  --------------------------------------------------------------------
       2000      1999          2000      1999           2000      1999
       $342      $324          $(29)     $(23)        $2,440    $2,266
         75        75            --        --            255       270
         73        73            16        18          1,911     1,727
        250       238            82        80          2,479     2,342
       ----      ----          ----      ----         ------    ------

         90        84           (95)      (85)         1,617     1,381
         34        30            (9)       (5)           607       497
       ----      ----          ----      ----         ------    ------
       $ 56      $ 54          $(86)     $(80)        $1,010    $  884
       ====      ====          ====      ====         ======    ======

       $ 10      $  9          $ --      $ --         $  121    $  108
         12        11             6         7            216       199
         --        --            (1)       --            127       128

-----------------------------------------------------------------------

  (3) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $19 million and $13 million; and unallocated items of $(32) million and $(18) million for the first quarter of 2000 and 1999, respectively. Net income includes Treasury activities of $12 million and $8 million; and unallocated items of $(98) million, and $(88) million for the first quarter of 2000 and 1999, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $80 million and $80 million for the first quarter of 2000 and 1999, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $6 billion and $7 billion for the first quarter of 2000 and 1999, respectively.

5.  MORTGAGE BANKING ACTIVITIES

Mortgage banking activities include Wells Fargo Home Mortgage and mortgage banking activities in other operating segments.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The outstanding balances of mortgage loans serviced for others were $298 billion at March 31, 2000, $290 billion at December 31, 1999 and $257 billion at March 31, 1999.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                          -------------------------
(in millions)                                                                               2000               1999
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter                                                             $4,483             $3,144
    Originations                                                                             144                265
    Purchases                                                                                110                249
    Amortization                                                                            (123)              (294)
    Other (principally hedge activity)                                                        11                327
                                                                                          ------             ------
                                                                                           4,625              3,691
    Less valuation allowance                                                                  --                 64
                                                                                          ------             ------

Balance, end of quarter                                                                   $4,625             $3,627
                                                                                          ======             ======

-------------------------------------------------------------------------------------------------------------------

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at March 31, 2000 was approximately $5 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------
                                                                                                        % Change
                                                                         Quarter ended        Mar. 31, 2000 from
                                                      --------------------------------      --------------------
                                                        MAR. 31,   Dec. 31,    Mar. 31,      Dec. 31,    Mar. 31,
(in millions)                                              2000       1999        1999          1999        1999
----------------------------------------------------------------------------------------------------------------
FOR THE QUARTER
Net income                                             $  1,010   $    970    $    884             4%         14%
Net income applicable to common stock                     1,006        961         875             5          15

Earnings per common share                              $    .62   $    .59    $    .53             5          17
Diluted earnings per common share                           .61        .58         .53             5          15

Dividends declared per common share                         .22        .20        .185            10          19

Average common shares outstanding                       1,627.1    1,635.6     1,647.1            (1)         (1)
Diluted average common shares outstanding               1,640.2    1,656.0     1,664.2            (1)         (1)

Profitability ratios (annualized)
   Net income to average total assets (ROA)                1.88%      1.85%       1.80%            2           4
   Net income applicable to common stock to
     average common stockholders' equity (ROE)            18.24      17.84       17.33             2           5

Total revenue                                          $  4,351   $  4,466    $  3,993            (3)          9

Efficiency ratio (1)                                       57.0%      59.5%       58.7%           (4)         (3)

Average loans                                          $121,172   $116,301    $107,834             4          12
Average assets                                          216,458    208,347     198,723             4           9
Average core deposits                                   127,410    126,493     128,133             1          (1)

Net interest margin                                        5.56%      5.61%       5.58%           (1)         --

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE (CDI) AMORTIZATION AND BALANCES
("CASH") (2)
Net income applicable to common stock                  $  1,145   $  1,120    $  1,008             2          14
Earnings per common share                                   .70        .68         .61             3          15
Diluted earnings per common share                           .70        .68         .61             3          15
ROA                                                        2.23%      2.24%       2.17%           --           3
ROE                                                       34.15      34.20       34.38            --          (1)
Efficiency ratio                                           53.4       55.6        54.9            (4)         (3)

AT QUARTER END
Securities available for sale                          $ 36,774   $ 38,518    $ 35,801            (5)          3
Loans                                                   124,846    119,464     108,108             5          15
Allowance for loan losses                                 3,237      3,170       3,161             2           2
Goodwill                                                  8,355      7,702       7,747             8           8
Assets                                                  222,276    218,102     201,430             2          10
Core deposits                                           132,480    126,198     127,996             5           4
Common stockholders' equity                              23,366     21,860      20,817             7          12
Stockholders' equity                                     23,629     22,131      21,276             7          11
Tier 1 capital (3)                                       13,354     13,484      12,765            (1)          5
Total capital (3)                                        18,277     17,555      17,009             4           7

Capital ratios
   Common stockholders' equity to assets                  10.51%     10.02%      10.33%            5           2
   Stockholders' equity to assets                         10.63      10.15       10.56             5           1
   Risk-based capital (3)
     Tier 1 capital                                        7.50       8.07        8.23            (7)         (9)
     Total capital                                        10.27      10.50       10.97            (2)         (6)
   Leverage (3)                                            6.50       6.77        6.74            (4)         (4)

Book value per common share                            $  14.35   $  13.44    $  12.60             7          14

Staff (active, full-time equivalent)                     90,683     89,355      90,711             1          --

COMMON STOCK PRICE
High                                                   $  43.75   $  49.94    $  40.44           (12)          8
Low                                                       31.00      38.38       32.13           (19)         (4)
Quarter end                                               40.75      40.44       35.06             1          16
----------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(2) Nonqualifying core deposit intangible (acquired after regulatory rule changes in 1992) amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pretax amount for the average balance of nonqualifying CDI was $1,215 million for the quarter ended March 31, 2000. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $26 million and $753 million, respectively, for the quarter ended March 31, 2000. Goodwill amortization and average balance (which are not tax effected) were $113 million and $7,932 million, respectively, for the quarter ended March 31, 2000.

(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company is a $222 billion diversified financial services company providing banking, mortgage and consumer finance through about 5,300 stores, the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks seventh in assets at March 31, 2000 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company together with its subsidiaries is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

On November 2, 1998, the merger involving Norwest Corporation and Wells Fargo & Company (the Merger) was completed. Norwest Corporation changed its name to "Wells Fargo & Company" and the former Wells Fargo & Company (the former Wells Fargo) became a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the Merger is referred to as the former Norwest.

Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

Net income for the first quarter of 2000 was $1,010 million, compared with $884 million for the first quarter of 1999. Diluted earnings per common share for the first quarter of 2000 were $.61, compared with $.53 for the first quarter of 1999.

Return on average assets (ROA) was 1.88% and return on average common equity
(ROE) was 18.24% for the first quarter of 2000, compared with 1.80% and 17.33%, respectively, for the first quarter of 1999.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible (CDI) ("cash" earnings) were $.70 per share for the first quarter of 2000, compared with $.61 for the first quarter of 1999. On the same basis, ROA was 2.23% and ROE was 34.15% for the first quarter of 2000, compared with 2.17% and 34.38%, respectively, for the first quarter of 1999.

Net interest income on a taxable-equivalent basis was $2,456 million for the first quarter of 2000, compared with $2,281 million for the first quarter of 1999. The Company's net interest margin was 5.56% for the first quarter of 2000, compared with 5.58% for the first quarter of 1999.

Noninterest income was $1,911 million for the first quarter of 2000, compared with $1,727 million for the first quarter of 1999, an increase of 11%. The increase was primarily due to net venture capital gains of $885 million, offset by losses of $602 million on the sales of securities that resulted from the continued restructuring of the securities available for sale portfolio and a $160 million write-down of auto lease residuals.

Noninterest expense totaled $2,479 million for the first quarter of 2000, compared with $2,342 million for the first quarter of 1999. The efficiency ratio improved to 57.0% for the first quarter of 2000, compared with 58.7% for the same quarter of 1999. On a cash basis, this ratio improved to 53.4%, compared with 54.9% for the same quarter of 1999.

The provision for loan losses was $255 million in the first quarter of 2000, compared with $270 million in the first quarter of 1999. During the first quarter of 2000, net charge-offs were $254 million, or .84% of average total loans (annualized), compared with $273 million, or 1.03%, during the first quarter of 1999. The allowance for loan losses was $3,237 million, or 2.59% of total loans, at March 31, 2000, compared with $3,170 million, or 2.65%, at December 31, 1999 and $3,161 million, or 2.92%, at March 31, 1999.

At March 31, 2000, total nonaccrual and restructured loans were $744 million, or
 .6% of total loans, compared with $669 million, or .6%, at December 31, 1999 and $704 million, or .7%, at March 31, 1999. Foreclosed assets amounted to $143 million at March 31, 2000, $153 million at December 31, 1999 and $187 million at March 31, 1999.

At March 31, 2000, the ratio of common stockholders' equity to total assets was 10.51%, compared with 10.02% at December 31, 1999 and 10.33% at March 31, 1999. The Company's total risk-based capital (RBC) ratio at March 31, 2000 was 10.27% and its Tier 1 RBC ratio was 7.50%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at March 31, 1999 were 10.97% and 8.23%, respectively.
The Company's leverage ratio was 6.50% at March 31, 2000 and 6.74% at March 31, 1999, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, that deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In March 2000, the FASB issued an exposure draft of a proposed amendment to FAS 133. The Company does not expect to implement FAS 133 before January 1, 2001 and has not completed the complex analysis required to determine the impact on the financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This document and other documents filed by the Company with the Securities and Exchange Commission (SEC) have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements might include one or more of the following:

- Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

- Descriptions of plans or objectives of management for future operations, products or services, including pending acquisition transactions;

-    Forecasts of future economic performance; and

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

Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate, and other risks, are described elsewhere in this report. Factors relating to the regulation and supervision of the Company are also described or incorporated in the Company's Annual Report on Form 10-K filed with the SEC. There are other factors besides those described or incorporated in this report or in the Form 10-K that could cause actual conditions, events or results to differ from those in the forward-looking statements.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

BUSINESS AND ECONOMIC CONDITIONS. The Company's business and earnings are sensitive to general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, in general, and the local economies in which the Company conducts business. Should any of these conditions worsen in the United States or abroad, the Company's business and earnings could be adversely affected. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services offered by the Company and/or increase the number of customers and counterparties who become delinquent or who default on their loans or other obligations to the Company. An increase in the number of delinquencies or defaults would result in a higher level of charge-offs and a higher level of loan loss provision, which could adversely affect the Company's earnings.
Higher interest rates would also increase the Company's cost to borrow funds and may increase the rate paid on deposits, which could more than offset, in the net interest margin, the increase in rates earned by the Company on new or floating rate loans or short-term investments. See "Quantitative and Qualitative Disclosures About Market Risk" for more information on interest rate risk.

COMPETITION. The Company operates in a highly competitive environment both in terms of the products and services the Company offers and the geographic markets in which the Company conducts business. The Company expects this environment to become even more competitive in the future as a result of legislative, regulatory and technological changes and the continued trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks, such as automatic transfer and automatic payment systems. Also, investment banks and insurance companies are competing in an increasing number of traditional banking businesses such as syndicated lending and consumer banking. Many of the Company's competitors enjoy the benefits of fewer regulatory constraints and lower cost structures.

The financial services industry is likely to become even more competitive as technological advances enable more companies to provide financial services. The Company expects that the consolidation of the financial services industry will result in larger, better capitalized companies offering a wide array of financial services and products. Furthermore, recent legislative changes (see "Legislation" below) will increase competition in the financial services industry.

FISCAL AND MONETARY POLICIES. The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. The Federal Reserve Board's policies directly and indirectly influence the rate of interest that commercial banks pay on their interest-bearing deposits and can also affect the value of financial instruments held by the Company. Those policies also determine to a significant extent the cost to the Company of funds for lending and investing. Changes in those policies are beyond the Company's control and hard to predict. Federal Reserve Board policies can also affect the Company's customers and counterparties, potentially increasing the risk that such customers and counterparties may become delinquent or default on their obligations to the Company.

DISINTERMEDIATION. "Disintermediation" is the process of eliminating the role of the mediator (or middleman) in completing a transaction. For the financial services industry, this means eliminating or significantly reducing the role of banks and other depository institutions in completing transactions that have traditionally involved banks at one end or both ends of the transaction. For example, technological advances now allow parties to pay bills and transfer funds directly without the involvement of banks. Important consequences of this disintermediation include the loss of customer deposits (and the income generated from those deposits) and decreases in transactions that generate fee income.

LEGISLATION. The Gramm-Leach-Bliley Act (the Act) permits affiliation among banks, securities firms and insurance companies by creating a new type of financial services company called a "financial holding company." Financial holding companies may offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the Act, securities firms and insurance companies that elect to become a financial holding company may acquire banks and other financial institutions. The Act significantly changes the competitive environment in which the Company conducts business.

MERGER INVOLVING THE FORMER NORWEST AND THE FORMER WELLS FARGO. One or more factors relating to the Merger could adversely impact the Company's business and earnings and in particular reduce the expected benefits of the Merger to the Company. These factors include the following:

- expected cost savings and/or potential revenue enhancements from the Merger might not be fully realized or realized within the expected time frame;

- deposit attrition (run-off), customer loss and/or revenue loss following the Merger might be greater than expected; and

- costs or difficulties related to the integration of the businesses of the two companies might be greater than expected.

OTHER MERGERS AND ACQUISITIONS. The Company expands its business in part by acquiring banks and other companies engaged in financial services. The Company continues to explore opportunities to acquire banking institutions and other companies. Discussions are continually being carried on related to such acquisitions. Generally, management of the Company does not comment on such discussions or possible acquisitions until a definitive agreement has been signed. A number of factors related to past and future acquisitions could adversely affect the Company's business and earnings, including those described above for the Norwest/Wells Fargo merger. In addition, the Company's acquisitions generally are subject to approval by federal and, in some cases, state regulatory agencies. The failure to receive required regulatory approvals within the time frame or on the conditions expected by management could also adversely affect the Company's business and earnings.

OPERATING SEGMENT RESULTS

COMMUNITY BANKING'S net income was $721 million in the first quarter of 2000, compared with $622 million in the first quarter of 1999, an increase of 16%. Net interest income increased by $130 million. A significant portion of the $165 million, or 16%, increase in noninterest income was due to increased fee revenue from growth in consumer checking accounts, mutual funds and annuities. Noninterest income was also affected by net venture capital gains of $885 million, predominantly offset by losses of $602 million on the sales of securities that resulted from the continued restructuring of the securities available for sale portfolio, a $160 million write-down of auto lease residuals, and integration and other expenses. Community Banking also experienced significant growth in assets under management. Total noninterest expense increased by $109 million from 1999, primarily due to increases in occupancy, personnel, external services and marketing expenses.

WHOLESALE BANKING'S net income was $252 million in the first quarter of 2000, compared with $222 million in the first quarter of 1999, an increase of 14%. Net interest income increased to $416 million, compared with $338 million in the first quarter of 1999. Average outstanding loan balances grew to $39 billion in the first quarter of 2000 from $34 billion in the first quarter of 1999, an increase of 15%. Noninterest income increased to $340 million from $307 million, primarily due to increases in trust and investment fees, foreign exchange income, loan fees and service charges on deposit accounts. Noninterest expense increased to $341 million from $268 million. A significant portion of the increase in noninterest expense was due to an increase in personnel-related expenses. Integration expenses also contributed to the increase.

WELLS FARGO HOME MORTGAGE'S (FORMERLY NORWEST MORTGAGE) net income was $67 million in the first quarter of 2000 compared with $66 million in the first quarter of 1999. Mortgage originations were $12 billion for the first quarter of 2000, compared with $28 billion a year earlier. The servicing portfolio increased to $284 billion at March 31, 2000 from $257 billion at March 31, 1999. The weighted average coupon on loans in the servicing portfolio was 7.37% at March 31, 2000 compared with 7.34% a year earlier. Total capitalized mortgage servicing rights amounted to $4.6 billion, or 1.63%, of the servicing portfolio at March 31, 2000, compared with $3.6 billion, or 1.41%, at March 31, 1999. Amortization of capitalized mortgage servicing rights was $123 million for the first quarter of 2000, compared with $294 million for the first quarter of 1999. Gains on sales of mortgages were $46 million for the first quarter of 2000, compared with $183 million for the first quarter of 1999.

NORWEST FINANCIAL'S net income was $56 million in the first quarter of 2000, compared with $54 million in the first quarter of 1999, an increase of 4%. Net interest income increased $18 million, or 6%, substantially due to a 6% increase in average loans, partially offset by a decline in the net interest margin.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,456 million in the first quarter of 2000, compared with $2,281 million in the first quarter of 1999. The Company's net interest margin was 5.56% in the first quarter of 2000, compared with 5.61% in the fourth quarter of 1999 and 5.58% in the first quarter of 1999. The decrease in the margin from the fourth quarter of 1999 was primarily due to the use of higher-costing short-term borrowings that were used to fund a majority of the growth in earning assets, partially offset by the benefit to the margin that resulted from the initial restructuring of the debt securities available for sale portfolio during the fourth quarter of 1999.

Interest income was offset by hedging expense of $2 million in the first quarter of 2000, compared with hedging income of $47 million in the first quarter of 1999. Interest expense included hedging expense of $7 million in the first quarter of 2000, compared with hedging income of $26 million in the same quarter of 1999.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $121.2 billion in the first quarter of 2000, compared with $107.8 billion in the first quarter of 1999. The increase was primarily due to loan growth in the commercial and other real estate mortgage portfolios, which increased by 12% and 17%, respectively, compared with the first quarter of 1999.

Investment securities averaged $38.1 billion during the first quarter of 2000, compared with $35.2 billion in the fourth quarter of 1999 and $32.2 billion in the first quarter of 1999. The increase from the fourth quarter of 1999 was primarily due to the manner in which the debt securities available for sale portfolio was restructured during the first quarter of 2000. In order to benefit from market opportunities, the Company's purchases of new debt securities generally occurred before the sales of certain other debt securities. The timing of these purchases, which provide higher yields compared to the securities that were sold, resulted in a temporary increase in the average balance of the investment securities portfolio.

Average core deposits were $127.4 billion and $128.1 billion and funded 59% and 64% of the Company's average total assets in the first quarter of 2000 and 1999, respectively.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     Quarter ended March 31,
                                                                -----------------------------------------------------------
                                                                                      2000                             1999
                                                                --------------------------       --------------------------
                                                                                  INTEREST                         Interest
                                                                AVERAGE   YIELDS/   INCOME/      Average   Yields/   income/
(in millions)                                                   BALANCE    RATES   EXPENSE       balance    rates   expense
---------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  1,951     5.50%   $   27      $  1,160     5.01%   $   14
Securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                4,295     5.73        65         4,716     5.63        65
  Securities of U.S. states and political subdivisions            1,826     8.13        38         1,686     8.30        33
  Mortgage-backed securities:
    Federal agencies                                             23,808     7.30       443        19,655     6.72       326
    Private collateralized mortgage obligations                   2,168     7.21        41         3,308     6.75        56
                                                               --------             ------      --------             ------
      Total mortgage-backed securities                           25,976     7.29       484        22,963     6.72       382
  Other securities                                                5,969     6.63        57         2,843     6.07        42
                                                               --------             ------      --------             ------
        Total securities available for sale                      38,066     7.08       644        32,208     6.58       522
Loans held for sale (3)                                           5,303     8.08       107         5,561     7.24        99
Mortgages held for sale (3)                                       8,888     7.56       170        15,407     6.71       258
Loans:
  Commercial                                                     39,222     9.16       893        34,875     8.53       735
  Real estate 1-4 family first mortgage                          12,694     7.83       248        12,089     7.61       231
  Other real estate mortgage                                     19,624     9.27       453        16,731     9.03       373
  Real estate construction                                        4,843     9.38       113         3,902     9.36        90
  Consumer:
    Real estate 1-4 family junior lien mortgage                  13,315    10.19       338        10,972     9.89       268
    Credit card                                                   5,293    13.70       181         5,549    13.64       189
    Other revolving credit and monthly payment                   16,770    12.48       523        15,669    12.52       489
                                                               --------             ------      --------             ------
      Total consumer                                             35,378    11.80     1,042        32,190    11.81       946
  Lease financing                                                 7,825     7.69       150         6,574     7.88       129
  Foreign                                                         1,586    21.72        86         1,473    21.05        77
                                                               --------             ------      --------             ------
        Total loans (4)                                         121,172     9.89     2,985       107,834     9.65     2,581
Other                                                             3,336     5.68        46         2,420     4.72        30
                                                               --------             ------      --------             ------
          Total earning assets                                 $178,716     9.01     3,979      $164,590     8.59     3,504
                                                               ========             ------      ========             ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  3,052     1.40        11      $  2,723      .98         7
  Market rate and other savings                                  56,896     2.52       357        55,578     2.37       325
  Savings certificates                                           24,697     4.89       300        27,062     4.90       327
  Other time deposits                                             3,204     5.26        42         3,714     5.13        47
  Deposits in foreign offices                                     3,446     5.54        47         1,047     4.20        11
                                                               --------             ------       -------              -----
      Total interest-bearing deposits                            91,295     3.34       757        90,124     3.23       717
Short-term borrowings                                            25,507     5.84       370        17,556     4.80       208
Long-term debt                                                   23,830     6.39       381        18,887     6.01       283
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           785     7.74        15           785     7.53        15
                                                               --------             ------       -------              -----
        Total interest-bearing liabilities                      141,417     4.33     1,523       127,352     3.88     1,223
Portion of noninterest-bearing funding sources                   37,299       --        --        37,238       --        --
                                                               --------             ------       -------              -----
          Total funding sources                                $178,716     3.45     1,523      $164,590     3.01     1,223
                                                               ========             ------      ========              -----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (5)                                            5.56%   $2,456                   5.58%   $2,281
                                                                           =====    ======                  =====    ======

NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 11,898                         $ 11,239
Goodwill                                                          7,932                            7,734
Other                                                            17,912                           15,160
                                                               --------                         --------
          Total noninterest-earning assets                     $ 37,742                         $ 34,133
                                                               ========                         ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 42,765                         $ 42,770
Other liabilities                                                 9,832                            7,652
Preferred stockholders' equity                                      271                              462
Common stockholders' equity                                      22,173                           20,487
Noninterest-bearing funding sources used to
  fund earning assets                                           (37,299)                         (37,238)
                                                               --------                         --------
          Net noninterest-bearing funding sources              $ 37,742                         $ 34,133
                                                               ========                         ========

TOTAL ASSETS                                                   $216,458                         $198,723
                                                               ========                         ========
-----------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 8.69% and 7.75% for the quarters ended March 31, 2000 and 1999, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 6.11% and 5.00% for the quarters ended March 31, 2000 and 1999, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)  Yields are based on amortized cost balances.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                                               Quarter
                                                                                        ended March 31,
                                                                                 ---------------------            %
 (in millions)                                                                     2000           1999       Change
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                              $  383         $  344           11%
Trust and investment fees:
   Asset management and custody fees                                                167            150           11
   Mutual fund and annuity sales fees                                               162            124           31
   All other                                                                         31             26           19
                                                                                 ------         ------
     Total trust and investment fees                                                360            300           20

Credit card fees                                                                    123            132           (7)
Other fees:
   Cash network fees                                                                 70             58           21
   Charges and fees on loans                                                         81             76            7
   All other                                                                        119            104           14
                                                                                 ------         ------
     Total other fees                                                               270            238           13

Mortgage banking:
   Origination and other closing fees                                                61            113          (46)
   Servicing fees, net of amortization                                              151            (45)          --
   Net gains on sales of mortgages                                                   56            200          (72)
   All other                                                                         38             59          (36)
                                                                                 ------         ------
     Total mortgage banking                                                         306            327           (6)

Insurance                                                                            92             85            8
Net venture capital gains                                                           885            112          690
Net losses on securities available for sale                                        (602)            (2)          --
Income from equity investments accounted
  for by the:
   Cost method                                                                      114             33          245
   Equity method                                                                     38             21           81
Net gains on sales of loans                                                           3             13          (77)
Net gains (losses) on dispositions of operations                                      2             (1)          --
All other                                                                           (63)           125           --
                                                                                 ------         ------

     Total                                                                       $1,911         $1,727           11%
                                                                                 ======         ======          ===
-------------------------------------------------------------------------------------------------------------------

The increase in trust and investment fees for the first quarter of 2000 was primarily due to higher brokerage commission fees, as well as higher mutual fund fees that were generated from the overall growth in mutual fund assets. The Company managed mutual funds with $63.8 billion of assets at March 31, 2000, compared with $53.3 billion at March 31, 1999. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $472 billion and $397 billion at March 31, 2000 and 1999, respectively.

The decrease in mortgage banking was due to a decrease in loan origination fees and net gains on sales of mortgages, predominantly offset by higher net servicing revenue as a result of lower amortization of mortgage servicing rights. The decrease in amortization was largely due to rising interest rates, which decreased the prepayment speeds in the servicing portfolio.

The increase in net venture capital gains was predominantly due to a gain of about $560 million that was recognized on the Company's venture capital investment in Siara Systems.

Gains from sales of venture capital securities are generally dependent on the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

The net losses on securities available for sale in the first quarter of 2000 resulted from the continued restructuring of the securities available for sale portfolio.

The increase in income from equity investments accounted for by the cost method was due to gains on certain nonmarketable equity investments.

"All other" noninterest income in the first quarter of 2000 included a $160 million write-down of auto lease residuals due to continued deterioration in the used car market.

NONINTEREST EXPENSE

-------------------------------------------------------------------------------------------------------------------

                                                                                               Quarter
                                                                                        ended March 31,
                                                                                 ---------------------            %
 (in millions)                                                                     2000           1999       Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                                                         $  818         $  725           13%
Incentive compensation                                                              134            134           --
Employee benefits                                                                   233            199           17
Equipment                                                                           193            191            1
Net occupancy                                                                       224            186           20
Goodwill                                                                            113            104            9
Core deposit intangible:
   Nonqualifying (1)                                                                 42             46           (9)
   Qualifying                                                                         5              6          (17)
Net (gains) losses on dispositions of premises
   and equipment                                                                    (33)             2           --
Contract services                                                                   107             90           19
Outside professional services                                                        87             73           19
Outside data processing                                                              71             76           (7)
Telecommunications                                                                   62             61            2
Travel and entertainment                                                             55             55           --
Advertising and promotion                                                            58             50           16
Postage                                                                              56             57           (2)
Stationery and supplies                                                              46             39           18
Insurance                                                                            42             36           17
Operating losses                                                                     35             29           21
Security                                                                             21             21           --
All other                                                                           110            162          (32)
                                                                                 ------         ------

   Total                                                                         $2,479         $2,342            6%
                                                                                 ======         ======          ===

-------------------------------------------------------------------------------------------------------------------

(1) Represents amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in net occupancy expense was primarily due to a significant data network wiring project associated with merger-related integration activities.

INCOME TAXES

The Company's effective income tax rate was 38% for the first quarter of 2000, compared with 36% for the first quarter of 1999. The lower effective rate in the first quarter of 1999 was largely due to charitable donations of appreciated securities.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" earnings) for the quarter ended March 31, 2000.

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                              March 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                     Amortization
                                                                        -------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                        $1,617              $113              $42            $1,772
   Income tax expense                                      607                --               16               623
                                                        ------              ----              ---            ------
Net income                                               1,010               113               26             1,149
   Preferred stock dividends                                 4                --               --                 4
                                                        ------              ----              ---            ------
Net income applicable to common stock                   $1,006              $113              $26            $1,145
                                                        ======              ====              ===            ======
Earnings per common share                               $  .62                                               $  .70
                                                        ======                                               ======
Diluted earnings per common share                       $  .61                                               $  .70
                                                        ======                                               ======

-------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended March 31, 2000 were calculated as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                        March 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                    ROA:             A / (C-E-F)      =   2.23%
                                    ROE:             B / (D-E-G)      =  34.15%
                                    Efficiency:      (H-I) / J        =   53.4%

Net income                                                                                            $  1,149  (A)
Net income applicable to common stock                                                                    1,145  (B)
Average total assets                                                                                   216,458  (C)
Average common stockholders' equity                                                                     22,173  (D)
Average goodwill                                                                                         7,932  (E)
Average pretax nonqualifying core deposit intangible                                                     1,215  (F)
Average after-tax nonqualifying core deposit intangible                                                    753  (G)
Noninterest expense                                                                                      2,479  (H)
Amortization expense for goodwill and nonqualifying core deposit intangible                                155  (I)
Net interest income plus noninterest income                                                              4,351  (J)
-------------------------------------------------------------------------------------------------------------------


These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

-------------------------------------------------------------------------------------------------------------------
                                                             MARCH 31,           December 31,              March 31,
                                                                 2000                   1999                   1999
                                                  -------------------   --------------------     ------------------
                                                            ESTIMATED              Estimated              Estimated
                                                                 FAIR                   fair                   fair
(in millions)                                        COST       VALUE       Cost       value        Cost      value
-------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
    federal agencies                              $ 2,506     $ 2,486    $ 5,956   $   5,631     $ 7,629    $ 7,582
Securities of U.S. states and
    political subdivisions                          2,116       2,104      2,041       2,061       1,867      1,968
Mortgage-backed securities:
    Federal agencies                               22,763      22,454     22,774      22,547      20,085     20,314
    Private collateralized mortgage
      obligations (1)                               2,158       2,068      2,855       2,804       3,313      3,313
                                                  -------     -------    -------    --------     -------    -------
      Total mortgage-backed securities             24,921      24,522     25,629      25,351      23,398     23,627
Other                                               2,559       2,439      2,289       2,204       1,929      1,922
                                                  -------     -------    -------    --------     -------    -------
    Total debt securities                          32,102      31,551     35,915      35,247      34,823     35,099
Marketable equity securities                        2,023       5,223      1,314       3,271         393        702
                                                  -------     -------    -------    --------     -------    -------

         Total                                    $34,125     $36,774    $37,229    $ 38,518     $35,216    $35,801
                                                  =======     =======    =======    ========     =======    =======

----------------------------------------------------------------------------------------------------------------

(1) Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gain on securities available for sale. The estimated unrealized net gain on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

------------------------------------------------------------------------------------------------------------
                                                                    MARCH 31,         Dec. 31,      March 31,
(in millions)                                                           2000             1999           1999
------------------------------------------------------------------------------------------------------------
Estimated unrealized gross gains                                      $3,524           $2,174          $ 798
Estimated unrealized gross losses                                       (875)            (885)          (213)
                                                                      ------           ------          -----
Estimated unrealized net gain                                         $2,649           $1,289          $ 585
                                                                      ======           ======          =====
------------------------------------------------------------------------------------------------------------

The following table provides the components of the realized net loss on the sales of securities from the securities available for sale portfolio. (Realized gains on marketable equity securities from venture capital investments are reported as net venture capital gains.)

-------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter
                                                                                               ended March 31,
                                                                                        ---------------------
(in millions)                                                                            2000            1999
-------------------------------------------------------------------------------------------------------------
Realized gross gains                                                                    $  14            $ 15
Realized gross losses                                                                    (616)            (17)
                                                                                        -----            ----
Realized net loss                                                                       $(602)           $ (2)
                                                                                        =====            ====
-------------------------------------------------------------------------------------------------------------

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 7 years and 6 months at March 31, 2000. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At March 31, 2000, mortgage-backed securities, including collateralized mortgage obligations (CMOs), were $24.5 billion, or 67% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on this rate scenario, mortgage-backed securities would decrease in fair value from $24.5 billion to $21.8 billion and the expected remaining maturity of these securities would increase from 8 years and 2 months to 9 years and 2 months.

LOAN PORTFOLIO

----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                     Mar. 31, 2000 from
                                                                                                     ------------------
                                                       MAR. 31,       Dec. 31,       Mar. 31,    Dec. 31,       Mar. 31,
(in millions)                                             2000           1999           1999        1999           1999
-----------------------------------------------------------------------------------------------------------------------
Commercial (1)                                        $ 40,907       $ 38,688       $ 35,232           6%            16%
Real estate 1-4 family first mortgage                   13,934         12,398         12,186          12             14
Other real estate mortgage (2)                          20,310         19,178         16,903           6             20
Real estate construction                                 4,906          4,711          3,942           4             24
Consumer:
   Real estate 1-4 family junior lien mortgage          13,815         12,938         10,987           7             26
   Credit card                                           5,207          5,472          5,394          (5)            (3)
   Other revolving credit and monthly payment           16,634         16,656         15,333          --              8
                                                      --------       --------       --------
      Total consumer                                    35,656         35,066         31,714           2             12
Lease financing                                          7,530          7,850          6,645          (4)            13
Foreign                                                  1,603          1,573          1,486           2              8
                                                      --------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $3,177, $3,200 and $2,951)                   $124,846       $119,464       $108,108           5%            15%
                                                      ========       ========       ========          ==             ==

----------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $2,918 million, $3,103 million and $2,754 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

(2) Includes agricultural loans that are secured by real estate of $1,123 million, $1,061 million and $925 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-------------------------------------------------------------------------------------------------------------------
                                                                           MAR. 31,         Dec. 31,        Mar. 31,
(in millions)                                                                 2000             1999            1999
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)                                                             $423             $344            $333
   Real estate 1-4 family first mortgage                                       119              127             135
   Other real estate mortgage (3)                                              106              112             127
   Real estate construction                                                     16                7              18
   Consumer:
      Real estate 1-4 family junior lien mortgage                               11               17              18
      Other revolving credit and monthly payment                                23               27              35
                                                                              ----             ----            ----
        Total consumer                                                          34               44              53
   Lease financing                                                              34               22              15
   Foreign                                                                      11                9              22
                                                                              ----             ----            ----
      Total nonaccrual loans (4)                                               743              665             703
Restructured loans                                                               1                4               1
                                                                              ----             ----            ----
Nonaccrual and restructured loans                                              744              669             704
As a percentage of total loans                                                  .6%              .6%             .7%

Foreclosed assets                                                              143              153             187
Real estate investments (5)                                                     32               33               1
                                                                              ----             ----            ----
Total nonaccrual and restructured loans
   and other assets                                                           $919             $855            $892
                                                                              ====             ====            ====
-------------------------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.

(2) Includes commercial agricultural loans of $28 million, $40 million and $29 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

(3) Includes agricultural loans secured by real estate of $11 million, $16 million and $14 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

(4) Of the total nonaccrual loans, $380 million, $358 million and $357 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.

(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $85 million, $89 million and $130 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

The Company generally identifies loans to be evaluated for impairment under FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, rather than the contractual terms specified by the restructuring agreement. Consequently, not all impaired loans are necessarily placed on nonaccrual status. That is, loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under FAS 114.

For loans covered under FAS 114, the Company makes an assessment for impairment when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the Company will estimate the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of estimating impairment using historical loss factors as a means of measurement.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

-------------------------------------------------------------------------------------------------------------------
                                                               MAR. 31,                Dec. 31,             Mar. 31,
(in millions)                                                     2000                    1999                 1999
-------------------------------------------------------------------------------------------------------------------
Impairment measurement based on:
    Collateral value method                                       $163                    $174                 $191
    Discounted cash flow method                                     81                      74                   60
    Historical loss factors                                        137                     114                  107
                                                                  ----                    ----                 ----
      Total (1)                                                   $381                    $362                 $358
                                                                  ====                    ====                 ====
-------------------------------------------------------------------------------------------------------------------

(1) Includes $205 million, $196 million and $165 million of impaired loans with a related FAS 114 allowance of $76 million, $43 million and $64 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

The average recorded investment in impaired loans was $367 million and $366 million during the first three months of 2000 and 1999, respectively. Total interest income recognized on impaired loans was $2 million during the first three months of 2000 and 1999, most of which was recorded using the cash method.

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

The Company anticipates changes in the amount of nonaccrual loans that result from increases in lending activity and reductions due to resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company may acquire loans from other financial institutions that may be classified as nonaccrual based on the Company's policies.

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

-------------------------------------------------------------------------------------------------------------------
                                                                         MAR. 31,         Dec. 31,          Mar. 31,
(in millions)                                                               2000             1999              1999
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                  $ 68             $ 24              $ 41
Real estate 1-4 family first mortgage                                         33               39                31
Other real estate mortgage                                                    16               15                27
Real estate construction                                                      15                4                 8
Consumer:  (1)
     Real estate 1-4 family junior lien mortgage                              34               35                35
     Credit card                                                              94               99               118
     Other revolving credit and monthly payment                              201              185               151
                                                                            ----             ----              ----
        Total consumer                                                       329              319               304
                                                                            ----             ----              ----
     Total                                                                  $461             $401              $411
                                                                            ====             ====              ====
-------------------------------------------------------------------------------------------------------------------

(1) Consumer loans for all periods presented include Norwest Financial loans. Amounts previously reported at March 31, 1999 have been revised to include Norwest Financial loans of $111 million.


ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                             ----------------------
(in millions)                                                                                   2000           1999
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF QUARTER                                                                 $3,170         $3,134

Allowances related to business combinations, net                                                  66             30

Provision for loan losses                                                                        255            270

Loan charge-offs:
    Commercial                                                                                  (101)           (81)
    Real estate 1-4 family first mortgage                                                         (6)            (1)
    Other real estate mortgage                                                                    (3)            (8)
    Real estate construction                                                                      (1)            --
    Consumer:
       Real estate 1-4 family junior lien mortgage                                               (11)            (9)
       Credit card                                                                               (82)          (110)
       Other revolving credit and monthly payment                                               (131)          (127)
                                                                                              ------         ------
          Total consumer                                                                        (224)          (246)
    Lease financing                                                                              (13)           (11)
    Foreign                                                                                      (24)           (15)
                                                                                              ------         ------
              Total loan charge-offs                                                            (372)          (362)
                                                                                              ------         ------

Loan recoveries:
    Commercial                                                                                    32             13
    Real estate 1-4 family first mortgage                                                          1              1
    Other real estate mortgage                                                                     3             17
    Real estate construction                                                                       1             --
    Consumer:
       Real estate 1-4 family junior lien mortgage                                                 4              3
       Credit card                                                                                 9             13
       Other revolving credit and monthly payment                                                 49             36
                                                                                              ------         ------
          Total consumer                                                                          62             52
    Lease financing                                                                                3              3
    Foreign                                                                                       16              3
                                                                                              ------         ------
              Total loan recoveries                                                              118             89
                                                                                              ------         ------
                Total net loan charge-offs                                                      (254)          (273)
                                                                                              ------         ------

BALANCE, END OF QUARTER                                                                       $3,237         $3,161
                                                                                              ======         ======

Total net loan charge-offs as a percentage
    of average total loans (annualized)                                                          .84%          1.03%
                                                                                              ======         ======

Allowance as a percentage of total loans                                                        2.59%          2.92%
                                                                                              ======         ======
--------------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,237 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2000. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   2000                    1999                   1999
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                             $ 3,679                 $ 3,347                $ 2,426
Trading assets                                                 2,253                   2,667                  1,839
Government National Mortgage Association
    (GNMA) pool buy outs                                       1,445                   1,516                  2,074
Interest receivable                                            1,149                   1,169                  1,140
Certain identifiable intangible assets                           241                     230                    241
Interest-earning deposits                                        153                     196                    131
Foreclosed assets                                                143                     153                    212
Due from customers on acceptances                                111                     103                    133
Other                                                         10,601                   5,967                  6,965
                                                             -------                 -------                -------
        Total interest receivable and other assets           $19,775                 $15,348                $15,161
                                                             =======                 =======                =======
-------------------------------------------------------------------------------------------------------------------

GNMA pool buy outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors.

Trading assets consist largely of securities, including corporate debt and U.S. government agency obligations. Interest income from trading assets was $22 million and $11 million in the first quarter of 2000 and 1999, respectively. Noninterest income from trading assets was $48 million and $38 million in the first quarter of 2000 and 1999, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $11 million and $12 million in the first quarter of 2000 and 1999, respectively.

The increase in "other" was predominantly due to an increase in broker receivables related to sales of investment securities near the end of the quarter.

DEPOSITS

-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   2000                    1999                   1999
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                         $ 45,836                $ 42,916               $ 42,322
Interest-bearing checking                                      3,664                   3,083                  3,265
Market rate and other savings                                 58,090                  55,791                 55,754
Savings certificates                                          24,890                  24,408                 26,655
                                                            --------                --------               --------
    Core deposits                                            132,480                 126,198                127,996
Other time deposits                                            3,537                   3,255                  3,758
Deposits in foreign offices                                    5,450                   3,255                    586
                                                            --------                --------               --------
        Total deposits                                      $141,467                $132,708               $132,340
                                                            ========                ========               ========
-------------------------------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

-------------------------------------------------------------------------------------------------------------------
                                                                                                         To be well
                                                                                                  capitalized under
                                                                                                         the FDICIA
                                                                             For capital          prompt corrective
                                                        Actual          adequacy purposes          action provisions
                                            ------------------        -------------------        -------------------
(in billions)                                 Amount     Ratio         Amount       Ratio        Amount        Ratio
---------------------------------------     --------     -----        -------      ------        ------      -------
As of March 31, 2000:
    Total capital (to risk-weighted assets)
        Wells Fargo & Company                  $18.3     10.27%        > $14.2     > 8.00%
                                                                       -           -
        Norwest Bank Minnesota, N.A.             2.1     10.40         >   1.6     > 8.00        > $2.1      > 10.00%
                                                                       -           -             -           -
        Wells Fargo Bank, N.A.                  10.2     11.79         >   6.9     > 8.00        >  8.6      > 10.00
                                                                       -           -             -           -

    Tier 1 capital (to risk-weighted assets)
        Wells Fargo & Company                  $13.4      7.50%        > $ 7.1     > 4.00%
                                                                       -           -
        Norwest Bank Minnesota, N.A.             1.9      9.47         >    .8     > 4.00        > $1.2       > 6.00%
                                                                       -           -             -            -
        Wells Fargo Bank, N.A.                   6.6      7.70         >   3.5     > 4.00        >  5.2       > 6.00
                                                                       -           -             -            -

    Tier 1 capital (to average assets)
      (Leverage ratio)
        Wells Fargo & Company                  $13.4      6.50%        > $ 8.2     > 4.00%(1)
                                                                       -           -
        Norwest Bank Minnesota, N.A.             1.9      5.44         >   1.4     > 4.00 (1)    > $1.8       > 5.00%
                                                                       -           -             -            -
        Wells Fargo Bank, N.A.                   6.6      7.39         >   3.6     > 4.00 (1)    >  4.5       > 5.00
                                                                       -           -             -            -
----------------------------------------------------------------------------------------------------------------

(1) The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at March 31, 2000 and December 31, 1999.

-------------------------------------------------------------------------------------------------------------------
                                                          MARCH 31, 2000                          December 31, 1999
                             -------------------------------------------     --------------------------------------
                             NOTIONAL OR          CREDIT       ESTIMATED     Notional or        Credit    Estimated
                             CONTRACTUAL            RISK        NET FAIR     contractual          risk     net fair
(in millions)                     AMOUNT       AMOUNT (3)          VALUE          amount     amount (3)       value
-------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
  HEDGES
Interest rate contracts:
  Swaps (1)                      $30,653            $ 56           $(364)        $31,570          $ 93        $(243)
  Futures                         46,107              --              --          50,725            --           --
  Floors and caps (1)             19,815              64              64          41,142           110          110
  Options (1)(2)                  11,077              11              33          11,940            22           43
  Forwards (1)                    25,661              36             (40)         22,528           108           43

Foreign exchange contracts:
  Forwards (1)                       136               3               3             138             1           --

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
  Swaps (1)                       28,026             179             (18)         21,702           158          (10)
  Futures                         21,900              --              --          22,839            --           --
  Floors and caps purchased (1)   15,203              83              83           6,130            51           51
  Floors and caps written         15,105              --             (85)          5,804            --          (53)
  Options purchased (1)              725              16              16             741            30           30
  Options written                  1,692              --              (7)          1,101            --          (51)
  Forwards (1)                       100               3              --             164             6            1

Commodity contracts:
  Swaps (1)                          115              18               1             116            10           --
  Floors and caps purchased (1)       32               2               2              30             2            2
  Floors and caps written             32              --              (2)             30            --           (2)

Foreign exchange contracts:
  Forwards (1)                     5,063             102              44           4,234            62           28
  Options purchased (1)               76               1               1              41            --           --
  Options written                      3              --              --              42            --           (1)
--------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these or the underlying financial instruments.
(2) At March 31, 2000, a majority of purchased option contracts were options on futures contracts, which are exchange traded and for which the exchange assumes counterparty risk.
(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

The Company enters into a variety of financial contracts, which include interest rate futures and forward contracts, interest rate floors and caps, options and interest rate swap agreements. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. Because the contract or notional amount does not represent amounts exchanged by the parties, it is not a measure of loss exposure related to the use of derivatives nor of exposure to liquidity risk. The Company is primarily an end-user of these instruments. The Company also offers such contracts to its customers but offsets such contracts by purchasing other financial contracts or uses the contracts for asset/liability management. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

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

Liquidity for the Company is provided by interest income, deposit-raising activities, potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. The Company accesses the capital markets for long-term funding through the issuance of registered debt and private placements.

In June 1999, the Parent filed a shelf registration statement with the SEC under which the Company may issue up to $10 billion in debt and equity securities, excluding common stock, except for common stock issuable upon the exercise or conversion of debt and equity securities. That registration statement, together with the $150 million issuance authority remaining on the Company's registration statements filed in 1993 and 1995, permits the Company to issue an aggregate of $10.15 billion in such debt and equity securities. Under those registration statements, the Company had issued a total of $3.0 billion in debt securities as of March 31, 2000 and had established a program to issue, from time to time, additional debt securities in the form of Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B in the aggregate principal amount of up to $7.15 billion. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future are expected to be, used for general corporate purposes.

In April 2000, the Parent issued an additional $2.0 billion in debt securities. This transaction reduced the remaining issuance authorization level under the 1999 shelf registration statement and the aggregate issuance level of the Medium-Term Note Series A and B programs to $5.15 billion.

In April 1999, Norwest Financial, Inc. (NFI) filed a shelf registration statement with the SEC, under which NFI may issue up to $2 billion in senior or subordinated debt securities. As of March 31, 2000, NFI had issued a total of $1.1 billion in debt securities under that registration statement. Also in 1999, a subsidiary of NFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1 billion (Canadian) in debt securities, and had issued $490 million (Canadian) in debt securities from that registration statement as of March 31, 2000.

In March 2000, NFI filed a shelf registration statement with the SEC, under which NFI may issue up to $3 billion in debt securities. This registration statement was declared effective on April 18, 2000.

In March 2000, Wells Fargo Bank, N.A. issued $750 million Floating Rate Subordinated Notes. This issuance was completed as a private placement and is not registered with the SEC.

The Company repurchases common shares in the open market under a systematic plan to meet the common stock issuance requirements of the Company's benefit plans and for other common stock issuance requirements, including acquisitions accounted for as purchases. In February of 2000, the Board of Directors authorized the repurchase of up to 81 million additional shares of the Company's outstanding common stock. In January 2000, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 22 cents per share from 20 cents, representing a 10% increase in the quarterly dividend rate.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading. They include loans, securities available for sale, deposit liabilities, short-term borrowings, long-term debt and derivative financial instruments used for asset/liability management. Interest rate risk occurs when assets and liabilities reprice at different times as market interest rates change. For example, if fixed-rate assets are funded with floating-rate debt, the spread between asset and liability rates will decline or turn negative if rates increase. The Company refers to this type of risk as "term structure risk." There is, however, another source of interest rate risk which results from changing spreads between asset and liability rates. The Company calls this type of risk "basis risk"; it is a significant source of interest rate risk for the Company and is more difficult to quantify and manage than term structure risk. Two primary components of basis risk for the Company are (1) the spread between prime-based loans and market rate account (MRA) savings deposits and (2) the rate paid on savings and interest-bearing checking accounts as compared to LIBOR-based loans.

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. At March 31, 2000, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that is projected to result in a decrease in net income of $46 million. In the simulation that was run at December 31,

1999, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $38 million.

The Company uses interest rate derivative financial instruments as asset/liability management tools to hedge mismatches in interest rate exposures indicated by the net interest income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rates on their funding sources. For example, the Company uses interest rate futures to shorten the rate maturity of MRA savings deposits and better match the maturity of prime-based loans. The Company also purchases interest rate floors to protect against the loss in interest income on LIBOR-based loans during a declining interest rate environment. Additionally, receive-fixed rate swaps are used to convert floating-rate loans into fixed rates to better match the liabilities that fund the loans. The Company also uses derivatives including floors, futures contracts and options on futures contracts to hedge the Company's mortgage servicing rights as well as forwards, futures and options on futures and forwards to hedge the Company's 1-4 family real estate first mortgage loan commitments and mortgage loans held for sale .

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

           (m) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

           (n) Certificate of Designations for the Company's 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

           (o) Certificate of Designations for the Company's 2000 ESOP Cumulative Convertible Preferred Stock

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

          27   Financial Data Schedule

         99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.04 and 2.10 for the quarters ended March 31, 2000 and 1999, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.04 and 3.58 for the quarters ended March 31, 2000 and 1999, respectively.

           (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.03 and 2.08 for the quarters ended March 31, 2000 and 1999, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.01 and 3.49 for the quarters ended March 31, 2000 and 1999, respectively.

     (b) The Company filed the following reports on Form 8-K during the first quarter of 2000:

          (1) January 18, 2000 under Item 5, containing the Company's financial results for the quarter and year ended December 31, 1999

          (2) January 26, 2000 under Item 5, containing the Press Release announcing the retirement of Rodney L. Jacobs as Vice Chairman and Chief Financial Officer of the Company and the appointment of Deputy Chief Financial Officer Ross J. Kari as Executive Vice President and Chief Financial Officer of the Company


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                WELLS FARGO & COMPANY


                                By:   /s/ LES L. QUOCK
                                      ------------------------------------
                                      Les L. Quock
                                      Senior Vice President and Controller
                                      (Principal Accounting Officer)