Form 10-Q
period 2000-06-30
WELLS FARGO & CO/MN
filed 2000-08-11
CIK 72971

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             402 Montgomery Street, San Francisco, California 94163
              (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: 1-800-411-4932

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Shares Outstanding
                                                                  July 31, 2000
                                                             ------------------
Common stock, $1-2/3 par value                                  1,646,347,474

                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                          Page
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Statement of Income............................      2
          Consolidated Balance Sheet..................................      3
          Consolidated Statement of Changes in Stockholders' Equity
            and Comprehensive Income..................................      4
          Consolidated Statement of Cash Flows........................      5
          Notes to Financial Statements...............................      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (MD&A)
          Summary Financial Data......................................     15
          Overview....................................................     16
          Factors that May Affect Future Results......................     18
          Operating Segment Results...................................     21
          Earnings Performance........................................     22
            Net Interest Income.......................................     22
            Noninterest Income........................................     26
            Noninterest Expense.......................................     28
            Income Taxes..............................................     28
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI..     29
          Balance Sheet Analysis......................................     30
            Securities Available for Sale.............................     30
            Loan Portfolio............................................     32
            Nonaccrual and Restructured Loans and Other Assets........     32
              Loans 90 Days Past Due and Still Accruing...............     35
            Allowance for Loan Losses.................................     36
            Interest Receivable and Other Assets......................     37
            Deposits..................................................     38
            Capital Adequacy/Ratios...................................     38
            Derivative Financial Instruments..........................     39
            Liquidity and Capital Management..........................     40

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................     42

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................     44

SIGNATURE.............................................................     46

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------
                                                                          Quarter            Six months
                                                                    ended June 30,        ended June 30,
                                                              -------------------   -------------------
(in millions, except per share amounts)                           2000       1999       2000       1999
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                 $   587    $   517    $ 1,218    $ 1,027
Mortgages held for sale                                           172        215        342        473
Loans held for sale                                               120        101        227        200
Loans                                                           3,148      2,609      6,131      5,188
Other interest income                                              80         54        153         96
                                                              -------    -------    -------    -------
    Total interest income                                       4,107      3,496      8,071      6,984
                                                              -------    -------    -------    -------
INTEREST EXPENSE
Deposits                                                          874        679      1,632      1,396
Short-term borrowings                                             353        201        723        408
Long-term debt                                                    395        290        776        573
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                          15         15         30         30
                                                              -------    -------    -------    -------
    Total interest expense                                      1,637      1,185      3,161      2,407
                                                              -------    -------    -------    -------

NET INTEREST INCOME                                             2,470      2,311      4,910      4,577
Provision for loan losses                                         260        260        515        530
                                                              -------    -------    -------    -------
Net interest income after provision for loan losses             2,210      2,051      4,395      4,047
                                                              -------    -------    -------    -------
NONINTEREST INCOME
Service charges on deposit accounts                               406        367        788        711
Trust and investment fees                                         360        315        720        615
Credit card fees                                                  126        126        249        258
Other fees                                                        292        267        562        505
Mortgage banking                                                  304        324        611        651
Insurance                                                         114        119        206        204
Net venture capital gains                                         320         13      1,205        126
Net (losses) gains on securities available for sale               (39)        23       (641)        21
Other                                                             209        260        302        450
                                                              -------    -------    -------    -------
    Total noninterest income                                    2,092      1,814      4,002      3,541
                                                              -------    -------    -------    -------
NONINTEREST EXPENSE
Salaries                                                          838        750      1,656      1,475
Incentive compensation                                            156        135        289        269
Employee benefits                                                 225        217        457        416
Equipment                                                         189        182        382        373
Net occupancy                                                     219        185        444        371
Goodwill                                                          124        104        237        208
Core deposit intangible                                            45         50         91        102
Net gains on dispositions of premises and equipment               (16)       (13)       (49)       (11)
Other                                                             846        754      1,596      1,503
                                                              -------    -------    -------    -------
    Total noninterest expense                                   2,626      2,364      5,103      4,706
                                                              -------    -------    -------    -------

INCOME BEFORE INCOME TAX EXPENSE                                1,676      1,501      3,294      2,882
Income tax expense                                                637        570      1,245      1,067
                                                              -------    -------    -------    -------
NET INCOME                                                    $ 1,039    $   931    $ 2,049    $ 1,815
                                                              =======    =======    =======    =======
NET INCOME APPLICABLE TO COMMON STOCK                         $ 1,035    $   922    $ 2,040    $ 1,798
                                                              =======    =======    =======    =======
EARNINGS PER COMMON SHARE                                     $   .64    $   .56    $  1.26    $  1.09
                                                              =======    =======    =======    =======
DILUTED EARNINGS PER COMMON SHARE                             $   .63    $   .55    $  1.25    $  1.08
                                                              =======    =======    =======    =======
DIVIDENDS DECLARED PER COMMON SHARE                           $   .22    $   .20    $   .44    $  .385
                                                              =======    =======    =======    =======
Average common shares outstanding                             1,613.0    1,651.4    1,620.0    1,649.2
                                                              =======    =======    =======    =======
Diluted average common shares outstanding                     1,631.8    1,672.3    1,635.6    1,668.2
                                                              =======    =======    =======    =======
-------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------
                                                               June 30, December 31,      June 30,
(in millions, except shares)                                      2000         1999          1999
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $ 14,168     $ 13,250      $ 12,633
Federal funds sold and securities purchased
  under resale agreements                                        3,409        1,554         1,692
Securities available for sale                                   34,604       38,518        35,710
Mortgages held for sale                                          8,500       11,707        11,781
Loans held for sale                                              4,049        4,975         4,192

Loans                                                          135,046      119,464       111,646
Allowance for loan losses                                        3,349        3,170         3,165
                                                              --------     --------      --------
    Net loans                                                  131,697      116,294       108,481
                                                              --------     --------      --------

Mortgage servicing rights                                        4,848        4,483         4,080
Premises and equipment, net                                      2,959        2,985         3,141
Core deposit intangible                                          1,214        1,286         1,381
Goodwill                                                         8,526        7,702         7,598
Interest receivable and other assets                            20,185       15,348        14,732
                                                              --------     --------      --------

    Total assets                                              $234,159     $218,102      $205,421
                                                              ========     ========      ========

LIABILITIES
Noninterest-bearing deposits                                  $ 47,979     $ 42,916      $ 43,708
Interest-bearing deposits                                       98,469       89,792        88,834
                                                              --------     --------      --------
    Total deposits                                             146,448      132,708       132,542
Short-term borrowings                                           26,304       27,995        20,155
Accrued expenses and other liabilities                          10,856       11,108         9,296
Long-term debt                                                  26,639       23,375        21,268
Guaranteed preferred beneficial interests in
  Company's subordinated debentures                                785          785           785

STOCKHOLDERS' EQUITY
Preferred stock                                                    441          344           590
Unearned ESOP shares                                              (176)         (73)         (130)
                                                              --------     --------      --------
    Total preferred stock                                          265          271           460
Common stock -- $1-2/3 par value, authorized
  4,000,000,000 shares; issued 1,666,095,265 shares              2,777        2,777         2,777
Additional paid-in capital                                       8,863        8,786         8,764
Retained earnings                                               12,297       11,196        10,028
Cumulative other comprehensive income                              961          892           (10)
Notes receivable from ESOP                                          (1)          (1)           (1)
Treasury stock -- 46,953,959 shares, 39,245,724
  shares and 15,465,932 shares                                  (2,035)      (1,790)         (643)
                                                              --------     --------      --------
    Total stockholders' equity                                  23,127       22,131        21,375
                                                              --------     --------      --------

    Total liabilities and stockholders' equity                $234,159     $218,102      $205,421
                                                              ========     ========      ========
-------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Notes
                                                               Unearned              Additional              receivable
                                      Number of   Preferred        ESOP     Common      paid-in   Retained         from   Treasury
(in millions, except shares)             Shares       stock      shares      stock      capital   earnings         ESOP      stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                              $547       $ (84)    $2,769       $8,673    $ 9,045          $(3)   $  (651)
                                                       ----       -----     ------       ------    -------          ---    -------
Comprehensive income
  Net income                                                                                         1,815
  Other comprehensive income, net
    of tax:
    Translation adjustments
    Unrealized gains (losses) on
      securities available for sale
      arising during the year
    Reclassification adjustment for
      (gains) losses on securities
      available for sale included
      in net income
Total comprehensive income
Common stock issued                  12,824,674                                              79       (174)                    467
Common stock issued for
  acquisitions                        6,185,330                                  8           11         (6)                     54
Common stock repurchased             13,275,022                                              (3)                              (544)
Preferred stock (75,000) issued to
  ESOP                                                   75         (80)                      5
Preferred stock released to ESOP                                     34                      (2)
Preferred stock (31,868) converted
  to common shares                      836,568         (32)                                  1                                 31
Preferred stock dividends                                                                              (17)
Common stock dividends                                                                                (635)
Cash payments received on notes
receivable from ESOP                                                                                                  2
                                                       ----       -----     ------       ------    -------          ---    -------
Net change                                               43         (46)         8           91        983            2          8
                                                       ----       -----     ------       ------    -------          ---    -------

BALANCE JUNE 30, 1999                                  $590       $(130)    $2,777       $8,764    $10,028          $(1)   $  (643)
                                                       ====       =====     ======       ======    =======          ===    =======

BALANCE DECEMBER 31, 1999                              $344       $ (73)    $2,777       $8,786    $11,196          $(1)   $(1,790)
                                                       ----       -----     ------       ------    -------          ---    -------
Comprehensive income
  Net income                                                                                         2,049
  Other comprehensive income, net
    of tax:
    Translation adjustments
    Unrealized gains (losses) on
      securities
      available for sale arising
      during the year
    Reclassification adjustment for
      (gains) losses on securities
      available for sale included
      in net income               .
Total comprehensive income
Common stock issued                   8,409,474                                             125       (220)                    347
Common stock issued for
  acquisitions                       41,687,819                                             (52)        (8)                  1,731
Common stock repurchased             59,641,436                                                                             (2,399)
Preferred stock (170,000) issued to
  ESOP                                                  170        (181)                     11
Preferred stock released to ESOP                                     78                      (5)
Preferred stock (73,131) converted
  to common shares                    1,835,908         (73)                                 (2)                                75
Preferred stock dividends                                                                               (9)
Common stock dividends                                                                                (711)
Increase in Rabbi trust assets
  (classified as treasury stock)                                                                                                 1
                                                       ----       -----     ------       ------    -------          ---    -------
Net change                                               97        (103)        --           77      1,101           --       (245)
                                                       ----       -----     ------       ------    -------          ---    -------

BALANCE JUNE 30, 2000                                  $441       $(176)    $2,777       $8,863    $12,297          $(1)   $(2,035)
                                                       ====       =====     ======       ======    =======          ===    =======

                                        Cumulative
                                             other            Total
                                     comprehensive    stockholders'
(in millions, except shares)                income           equity
----------------------------         --------------   -------------
BALANCE DECEMBER 31, 1998                    $ 463          $20,759
                                             -----          -------
Comprehensive income
  Net income                                                  1,815
  Other comprehensive income, net
    of tax:
    Translation adjustments                      3                3
    Unrealized gains (losses) on
      securities available for sale
      arising during the year                 (463)            (463)
    Reclassification adjustment for
      (gains) losses on securities
      available for sale included
      in net income                            (13)             (13)
                                                            -------
Total comprehensive income                                    1,342
Common stock issued                                             372
Common stock issued for
  acquisitions                                                   67
Common stock repurchased                                       (547)
Preferred stock (75,000) issued to
  ESOP                                                           --
Preferred stock released to ESOP                                 32
Preferred stock (31,868) converted
  to common shares                                               --
Preferred stock dividends                                       (17)
Common stock dividends                                         (635)
Cash payments received on notes
  receivable from ESOP                                            2
                                             -----          -------
Net change                                    (473)             616
                                             -----          -------
BALANCE JUNE 30, 1999                        $ (10)         $21,375
                                             =====          =======
BALANCE DECEMBER 31, 1999                    $ 892          $22,131
                                             -----          -------
Comprehensive income
  Net income                                                  2,049
  Other comprehensive income, net
    of tax:
    Translation adjustments                     (1)              (1)
    Unrealized gains (losses) on
      securities available for sale
      arising during the year                  (48)             (48)
    Reclassification adjustment for
      (gains) losses on securities
      available for sale included
      in net income                            118              118
                                                            -------
Total comprehensive income                                    2,118
Common stock issued                                             252
Common stock issued for
  acquisitions                                                1,671
Common stock repurchased                                     (2,399)
Preferred stock (170,000) issued to
  ESOP                                                           --
Preferred stock released to ESOP                                 73
Preferred stock (73,131) converted
  to common shares                                               --
Preferred stock dividends                                        (9)
Common stock dividends                                         (711)
Increase in Rabbi trust assets
  (classified as treasury stock)                                  1
                                             -----          -------
Net change                                      69              996
                                             -----          -------
BALANCE JUNE 30, 2000                        $ 961          $23,127
                                             =====          =======
----------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------
                                                                       Six months
                                                                    Ended June 30,
                                                              -------------------
(in millions)                                                     2000       1999
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  2,049   $  1,815
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses                                      515        530
    Depreciation and amortization                                  750      1,036
    Securities available for sale (gains) losses                   641        (21)
    Net venture capital gains                                   (1,205)      (126)
    Gains on sales of mortgages held for sale                      (40)      (244)
    Gains on dispositions of operations                             (6)      (102)
    Net (gains) losses on dispositions of premises and
     equipment                                                     (49)       (11)
    Release of preferred shares to ESOP                             73         32
    Net increase in trading assets                              (2,309)      (549)
    Net increase in accrued interest receivable                    (62)       (88)
    Net (decrease) increase in accrued interest payable             40        (35)
    Originations of mortgages held for sale                    (29,636)   (50,553)
    Proceeds from sales of mortgages held for sale              29,983     58,260
    Net increase in loans held for sale                           (627)       (88)
    Other assets, net                                            2,323        493
    Other accrued expenses and liabilities, net                    361        873
                                                              --------   --------

Net cash provided by operating activities                        2,801     11,222
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
    Proceeds from sales                                         13,423      6,378
    Proceeds from prepayments and maturities                     2,116      5,168
    Purchases                                                   (9,362)   (16,529)
  Net cash acquired from (paid for) acquisitions                   607       (129)
  Net increase in banking subsidiaries' loans resulting from
    originations and collections                                (9,882)      (937)
  Proceeds from sales (including participations) of banking
    subsidiaries' loans                                            511      1,004
  Purchases (including participations) of banking
    subsidiaries' loans                                           (116)      (750)
  Principal collected on nonbank subsidiaries' loans             2,186      2,683
  Nonbank subsidiaries' loans originated                        (4,761)    (4,278)
  Proceeds from dispositions of operations                          11       (721)
  Proceeds from sales of foreclosed assets                         129        143
  Net increase in federal funds sold and
    securities purchased under resale agreements                (1,855)      (175)
  Net increase in mortgage servicing rights                       (583)    (1,476)
  Other, net                                                    (3,079)    (1,980)
                                                              --------   --------

Net cash used by investing activities                          (10,655)   (11,599)
                                                              --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                           10,939     (4,553)
  Net (decrease) increase in short-term borrowings              (2,148)     4,114
  Proceeds from issuance of long-term debt                       9,422      6,985
  Repayment of long-term debt                                   (6,499)    (5,406)
  Proceeds from issuance of common stock                           198        372
  Repurchase of common stock                                    (2,399)      (547)
  Payment of cash dividends on preferred and common stock         (720)      (652)
  Other, net                                                       (21)       (34)
                                                              --------   --------

Net cash provided by financing activities                        8,772        279
                                                              --------   --------

  NET CHANGE IN CASH AND DUE FROM BANKS                            918        (98)

Cash and due from banks at beginning of period                  13,250     12,731
                                                              --------   --------

CASH AND DUE FROM BANKS AT END OF PERIOD                      $ 14,168   $ 12,633
                                                              ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                  $  3,121   $  2,420
    Income taxes                                              $    283   $    617
  Noncash investing and financing activities:
    Transfers from loans held for sale to loans                  1,553      1,218
    Transfers from loans to foreclosed assets                 $    103   $     62
---------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS COMBINATIONS
-------------------------

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

In connection with the Merger, the Company recorded approximately $600 million of restructuring charges in the fourth quarter of 1998. The restructuring plans are evaluated on a regular basis during the integration process. The charges included a severance reserve of $250 million associated with the elimination into 2000 of about 5% of the Company's positions. This reserve was determined based on the Company's existing severance plans for involuntary terminations. Approximately 2,400 employees, totaling approximately $160 million in severance benefits, had entered the severance process through June 30, 2000. The charges also included approximately $250 million related to dispositions of leased and owned premises held for remarketing or sale, and $100 million of other costs associated with exiting activities due to the Merger. Most of the reserves for both premises and other costs were utilized as of June 30, 2000 and the remaining balances were not material.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the six months ended June 30, 2000 include:

------------------------------------------------------------------------------------------------
                                                                                       Method of
(in millions)                                                       Date     Assets   Accounting
------------------------------------------------------------------------------------------------
First Place Financial Corporation                             January 18    $  733    Purchase
North County Bancorp                                          January 27       413    Purchase
Prime Bancshares, Inc                                         January 28     1,366    Purchase
Ragen MacKenzie Group Incorporated                              March 16       901    Purchase
Napa National Bancorp                                           March 17       188    Purchase
Servus Financial Corporation                                    March 17       168    Purchase
Michigan Financial Corporation                                  March 30       975    Purchase
Bryan, Pendleton, Swats & McAllister, LLC                       March 31        12    Purchase
1st Choice Financial Corp                                        June 13       483    Purchase
First Commerce Bancshares, Inc                                   June 16     2,868    Purchase
                                                                            ------
                                                                            $8,107
                                                                            ======
------------------------------------------------------------------------------------------------

In connection with these transactions, the Company paid cash in the aggregate amount of $11 million and issued aggregate common shares of 42 million.

The Company had four pending transactions as of June 30, 2000 with total assets of approximately $27 billion, and anticipates that aggregate cash of approximately $60 million and 100 million common shares will be issued upon consummation of these transactions. Such transactions are subject to approval by regulatory agencies and are expected to be completed by the end of 2000. The pending transactions include First Security Corporation (FSCO), a $23 billion bank holding company based in Salt Lake City, Utah. The Company expects to account for its acquisition of FSCO as a pooling of interests business combination. Accordingly, following the consummation of this transaction, the Company's financial statements will be combined with those of FSCO as if the acquisition had been in effect for all periods presented.

2.  PREFERRED STOCK
    ---------------

The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at June 30, 2000, December 31, 1999 and June 30, 1999. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

---------------------------------------------------------------------------------------------------------------------------------
                                           Shares issued and outstanding    Carrying amount (in millions)              Adjustable
                                       ---------------------------------   ------------------------------          dividends rate
                                         JUNE 30,    Dec. 31,    June 30,   JUNE 30,   Dec. 31,   June 30,  ---------------------
                                            2000        1999        1999       2000       1999       1999     Minimum     Maximum
                                       ---------   ---------   ---------   --------   --------   --------   ---------   ---------
Adjustable-Rate Cumulative, Series B
  (Liquidation preference $50)         1,500,000   1,500,000   1,500,000     $ 75       $ 75      $  75         5.5%       10.5%

6.59%/Adjustable-Rate Noncumulative
  Preferred Stock, Series H
  (Liquidation preference $50)(1)      4,000,000   4,000,000   4,000,000      200        200        200         7.0        13.0

Cumulative Tracking
  (Liquidation preference $200)(2)            --          --     980,000       --         --        196          --          --

2000 ESOP Cumulative Convertible
  (Liquidation preference $1,000)         98,165          --          --       98         --         --        11.5        12.5

1999 ESOP Cumulative Convertible
  (Liquidation preference $1,000)         21,726      22,263      45,508       22         22         45       10.30       11.30

1998 ESOP Cumulative Convertible
  (Liquidation preference $1,000)          8,215       8,386       8,560        8          8          9       10.75       11.75

1997 ESOP Cumulative Convertible
  (Liquidation preference $1,000)         10,640      10,839      18,639       10         11         19        9.50       10.50

1996 ESOP Cumulative Convertible
  (Liquidation preference $1,000)         11,810      12,011      21,288       12         12         21        8.50        9.50

1995 ESOP Cumulative Convertible
  (Liquidation preference $1,000)         11,853      11,990      19,903       12         12         20       10.00       10.00

ESOP Cumulative Convertible
  (Liquidation preference $1,000)          3,681       3,732       9,596        4          4         10         9.0         9.0

Unearned ESOP shares(3)                       --          --          --     (176)       (73)      (130)         --          --

Less Cumulative Tracking held by
  subsidiary (Liquidation preference
  $200)                                       --          --      25,000       --         --          5          --          --
                                       ---------   ---------   ---------     ----       ----      -----
    Total                              5,666,090   5,569,221   6,578,494     $265       $271      $ 460
                                       =========   =========   =========     ====       ====      =====
---------------------------------------------------------------------------------------------------------------------------------

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

3.  EARNINGS PER COMMON SHARE
    -------------------------

The table below presents earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

-------------------------------------------------------------------------------------------------------
                                                                          Quarter            Six months
                                                                    ended June 30,        ended June 30,
                                                              -------------------   -------------------
(in millions, except per share amounts)                           2000       1999       2000       1999
-------------------------------------------------------------------------------------------------------
Net income                                                     $ 1,039    $   931    $ 2,049    $ 1,815
Less: Preferred stock dividends                                      4          9          9         17
                                                               -------    -------    -------    -------
Net income applicable to common stock                          $ 1,035    $   922    $ 2,040    $ 1,798
                                                               =======    =======    =======    =======
EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)              $ 1,035    $   922    $ 2,040    $ 1,798
                                                               =======    =======    =======    =======
Average common shares outstanding (denominator)                1,613.0    1,651.4    1,620.0    1,649.2
                                                               =======    =======    =======    =======
Per share                                                      $   .64    $   .56    $  1.26    $  1.09
                                                               =======    =======    =======    =======
DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)              $ 1,035    $   922    $ 2,040    $ 1,798
                                                               =======    =======    =======    =======
Average common shares outstanding                              1,613.0    1,651.4    1,620.0    1,649.2
Add: Stock options                                                17.6       19.2       14.3       17.2
     Restricted share rights                                       1.2        1.7        1.3        1.8
                                                               -------    -------    -------    -------
Diluted average common shares outstanding (denominator)        1,631.8    1,672.3    1,635.6    1,668.2
                                                               =======    =======    =======    =======
Per share                                                      $   .63    $   .55    $  1.25    $  1.08
                                                               =======    =======    =======    =======
-------------------------------------------------------------------------------------------------------

4.  OPERATING SEGMENTS

The Company has identified four lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Wells Fargo Home Mortgage (formerly Norwest Mortgage) and Wells Fargo Financial (formerly Norwest Financial). The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

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

Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PHONEBANK-SM- centers and the National Business Banking Center. Online banking includes the Wells Fargo Internet Services Group and services such as BUSINESS GATEWAY-Registered Trademark-, a personal computer banking service exclusively for the small business customer.

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

WELLS FARGO FINANCIAL (formerly Norwest Financial) includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean and Latin America. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Credit cards are issued to consumer finance customers through two credit card banks. Wells Fargo Financial also provides lease and other commercial financing and provides information services to the consumer finance industry.

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

------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions, average                            Community                  Wholesale               Wells Fargo
balances in billions)                                             Banking                    Banking             Home Mortgage
                                                    --------------------------------------------------------------------------
                                                       2000          1999         2000          1999          2000        1999
QUARTER ENDED JUNE 30,
Net interest income(1)                               $1,708        $1,620         $414          $340          $ 20        $ 46
Provision for loan losses                               153           151           47            40            --           3
Noninterest income                                    1,399         1,114          282           269           301         326
Noninterest expense                                   1,747         1,514          326           274           223         262
                                                     ------        ------         ----          ----          ----        ----
Income (loss) before income tax expense
  (benefit)                                           1,207         1,069          323           295            98         107
Income tax expense (benefit)(2)                         435           385          122           109            36          40
                                                     ------        ------         ----          ----          ----        ----
Net income (loss)                                    $  772        $  684         $201          $186          $ 62        $ 67
                                                     ======        ======         ====          ====          ====        ====
Average loans                                        $   72        $   65         $ 40          $ 34          $  5        $  1
Average assets                                          131           118           48            41            23          23
Average core deposits                                   117           114           10             9             4           5

SIX MONTHS ENDED JUNE 30,
Net interest income(1)                               $3,397        $3,180         $830          $678          $ 42        $114
Provision for loan losses                               319           318           59            65             2           6
Noninterest income                                    2,577         2,127          588           576           605         642
Noninterest expense                                   3,336         2,994          633           542           440         538
                                                     ------        ------         ----          ----          ----        ----
Income (loss) before income tax expense
  (benefit)                                           2,319         1,995          726           647           205         212
Income tax expense (benefit)(2)                         826           689          273           239            76          79
                                                     ------        ------         ----          ----          ----        ----
Net income (loss)                                    $1,493        $1,306         $453          $408          $129        $133
                                                     ======        ======         ====          ====          ====        ====
Average loans                                        $   71        $   64         $ 40          $ 34          $  3        $  1
Average assets                                          130           116           48            41            22          25
Average core deposits                                   116           114            9             9             4           5
-------------------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Wells Fargo Home Mortgage's net interest income was composed of interest revenue of $207 million and $209 million for the second quarter of 2000 and 1999, respectively, and $391 million and $474 million for the first half of 2000 and 1999, respectively, and interest expense of $187 million and $163 million for the second quarter of 2000 and 1999, respectively, and $349 million and $360 million for the first half of 2000 and 1999, respectively.)
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented are also higher than the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.

-----------------------------------------------------------------------------------------------------------------------------
(income/expense in millions, average                                                         Recon-                  Consoli-
balances in billions)                                       Wells Fargo                   ciliation                     dated
                                                              Financial                      column(3)                Company
                                                 ----------------------------------------------------------------------------
                                                     2000          1999          2000          1999        2000          1999
QUARTER ENDED JUNE 30,
Net interest income(1)                               $350          $330         $ (22)        $ (25)     $2,470        $2,311
Provision for loan losses                              60            66            --            --         260           260
Noninterest income                                     68            74            42            31       2,092         1,814
Noninterest expense                                   247           234            83            80       2,626         2,364
                                                     ----          ----         -----         -----      ------        ------
Income (loss) before income tax expense
  (benefit)                                           111           104           (63)          (74)      1,676         1,501
Income tax expense (benefit)(2)                        42            39             2            (3)        637           570
                                                     ----          ----         -----         -----      ------        ------
Net income (loss)                                    $ 69          $ 65         $ (65)        $ (71)     $1,039        $  931
                                                     ====          ====         =====         =====      ======        ======
Average loans                                        $ 10          $  9         $  --         $  --      $  127        $  109
Average assets                                         12            11             7             7         221           200
Average core deposits                                  --            --            --            --         131           128

SIX MONTHS ENDED JUNE 30,
Net interest income(1)                               $692          $654         $ (51)        $ (49)     $4,910        $4,577
Provision for loan losses                             135           141            --            --         515           530
Noninterest income                                    141           147            91            49       4,002         3,541
Noninterest expense                                   497           472           197           160       5,103         4,706
                                                     ----          ----         -----         -----      ------        ------
Income (loss) before income tax expense
  (benefit)                                           201           188          (157)         (160)      3,294         2,882
Income tax expense (benefit)(2)                        76            69            (6)           (9)      1,245         1,067
                                                     ----          ----         -----         -----      ------        ------
Net income (loss)                                    $125          $119         $(151)        $(151)     $2,049        $1,815
                                                     ====          ====         =====         =====      ======        ======
Average loans                                        $ 10          $  9         $  --         $  --      $  124        $  108
Average assets                                         12            11             7             7         219           200
Average core deposits                                  --            --            --            --         129           128
------------------------------------------------------------------------------------------------------------------------------

(3) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $29 million and $27 million; and unallocated items of $(9) million and $(21) million for the second quarter of 2000 and 1999, respectively. Revenue includes Treasury activities of $48 million and $41 million; and unallocated items of $(8) million and $(41) million for the first six months of 2000 and 1999, respectively. Net income includes Treasury activities of $18 million and $17 million; and unallocated items of $(83) million and $(88) million for the second quarter of 2000 and 1999, respectively. Net income includes Treasury activities of $29 million and $25 million; and unallocated items of $(180) million and $(176) million for the first six months of 2000 and 1999, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $82 million and $79 million for the second quarter of 2000 and 1999, respectively, and $163 million and $159 million for the first six months of 2000 and 1999, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $7 billion for all periods presented.

5.  Mortgage Banking Activities
    ---------------------------

Mortgage banking activities include Wells Fargo Home Mortgage and mortgage banking activities in other operating segments.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The outstanding balances of mortgage loans serviced for others were $310 billion at June 30, 2000, $290 billion at December 31, 1999 and $273 billion at June 30, 1999.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

------------------------------------------------------------------------------------------------------
                                                                         Quarter            Six months
                                                                   ended June 30,        ended June 30,
                                                              ------------------    ------------------
(in millions)                                                    2000       1999       2000       1999
------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $4,625     $3,691     $4,483     $3,144
  Originations                                                    115        208        259        473
  Purchases                                                       223        123        333        372
  Amortization                                                   (116)      (166)      (239)      (460)
  Other (principally hedge activity)                                1        288         12        615
                                                               ------     ------     ------     ------
                                                                4,848      4,144      4,848      4,144
  Less valuation allowance                                         --         64         --         64
                                                               ------     ------     ------     ------

Balance, end of period                                         $4,848     $4,080     $4,848     $4,080
                                                               ======     ======     ======     ======
------------------------------------------------------------------------------------------------------

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at June 30, 2000 was approximately $5.2 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

                                                          FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------
                                                                                          % Change
                                                      Quarter ended             June 30, 2000 from        Six months ended
                                     ------------------------------      -------------------------   ---------------------
(in millions, except                  JUNE 30,   Mar. 31,   June 30,      Mar. 31,         June 30,     JUNE 30,   June 30,       %
per share amounts)                       2000       2000       1999          2000             1999         2000       1999   Change
--------------------------------------------------------------------------------------------------------------------------   ------
FOR THE PERIOD
Net income                           $  1,039   $  1,010   $    931             3%              12%   $  2,049   $  1,815      13%
Net income applicable to common
  stock                                 1,035      1,006        922             3               12       2,040      1,798      13

Earnings per common share            $    .64   $    .62   $    .56             3               14    $   1.26   $   1.09      16
Diluted earnings per common
  share                                   .63        .61        .55             3               15        1.25       1.08      16

Dividends declared per common
  share                                   .22        .22        .20            --               10         .44       .385      14

Average common shares
  outstanding                         1,613.0    1,627.1    1,651.4            (1)              (2)    1,620.0    1,649.2      (2)
Diluted average common shares
  outstanding                         1,631.8    1,640.2    1,672.3            (1)              (2)    1,635.6    1,668.2      (2)

Profitability ratios (annualized)
  Net income to average total
    assets (ROA)                         1.89%      1.88%      1.86%            1                2        1.88%      1.83%      3
  Net income applicable to common
    stock to average common
    stockholders' equity (ROE)          19.04      18.24      17.50             4                9       18.63      17.42       7

Total revenue                        $  4,562   $  4,351   $  4,125             5               11    $  8,912   $  8,118      10

Efficiency ratio(1)                      57.6%      57.0%      57.3%            1                1        57.3%      58.0%     (1)

Average loans                        $127,000   $121,172   $108,996             5               17    $124,086   $108,418      14
Average assets                        220,766    216,458    200,342             2               10     218,612    199,537      10
Average core deposits                 131,122    127,410    127,563             3                3     129,265    127,847       1

Net interest margin                      5.55%      5.56%      5.69%           --               (2)       5.56%      5.65%     (2)

NET INCOME AND RATIOS EXCLUDING
  GOODWILL AND NONQUALIFYING CORE
  DEPOSIT INTANGIBLE AMORTIZATION
  AND BALANCES ("CASH")(2)
Net income applicable to common
  stock                              $  1,185   $  1,145   $  1,054             3               12    $  2,330   $  2,062      13
Earnings per common share                 .73        .70        .64             4               14        1.44       1.25      15
Diluted earnings per common
  share                                   .73        .70        .63             4               16        1.42       1.24      15
ROA                                      2.26%      2.23%      2.23%            1                1        2.25%      2.20%      2
ROE                                     37.16      34.15      33.43             9               11       35.62      33.89       5
Efficiency ratio                         53.9       53.4       53.7             1               --        53.7       54.3      (1)

AT PERIOD END
Securities available for sale        $ 34,604   $ 36,774   $ 35,710            (6)              (3)   $ 34,604   $ 35,710      (3)
Loans                                 135,046    124,846    111,646             8               21     135,046    111,646      21
Allowance for loan losses               3,349      3,237      3,165             3                6       3,349      3,165       6
Goodwill                                8,526      8,355      7,598             2               12       8,526      7,598      12
Assets                                234,159    222,276    205,421             5               14     234,159    205,421      14
Core deposits                         134,269    132,480    127,302             1                5     134,269    127,302       5
Common stockholders' equity            22,862     23,366     20,915            (2)               9      22,862     20,915       9
Stockholders' equity                   23,127     23,629     21,375            (2)               8      23,127     21,375       8
Tier 1 capital(3)                      13,406     13,354     13,454            --               --      13,406     13,454      --
Total capital(3)                       20,741     18,277     17,612            13               18      20,741     17,612      18

Capital ratios
  Common stockholders' equity to
    assets                               9.76%     10.51%     10.18%           (7)              (4)       9.76%     10.18%     (4)
  Stockholders' equity to assets         9.88      10.63      10.41            (7)              (5)       9.88      10.41      (5)
  Risk-based capital(3)
    Tier 1 capital                       7.04       7.50       8.45            (6)             (17)       7.04       8.45     (17)
    Total capital                       10.90      10.27      11.07             6               (2)      10.90      11.07      (2)
  Leverage(3)                            6.37       6.50       7.05            (2)             (10)       6.37       7.05     (10)

Book value per common share          $  14.12   $  14.35   $  12.67            (2)              11    $  14.12   $  12.67      11

Staff (active, full-time
  equivalent)                          94,388     90,683     90,410             4                4      94,388     90,410       4

COMMON STOCK PRICE
High                                 $  47.75   $  43.75   $  44.88             9                6    $  47.75   $  44.88       6
Low                                     37.31      31.00      34.38            20                9       31.00      32.13      (4)
Period end                              38.75      40.75      42.75            (5)              (9)      38.75      42.75      (9)
----------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pre-tax amount for the average balance of nonqualifying CDI was $1,176 million for the quarter ended
    June 30, 2000 and $1,195 million for the six months ended June 30, 2000. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $26 million and $729 million, respectively, for the quarter ended June 30, 2000 and $52 million and $741 million, respectively, for the six months ended June 30, 2000. Goodwill amortization and average balance (which are not tax effected) were $124 million and $8,314 million, respectively, for the quarter ended June 30, 2000 and $237 million and $8,123 million, respectively, for the six months ended June 30, 2000.
(3) See the Capital Adequacy/Ratios section for additional information.

OVERVIEW
--------

Wells Fargo & Company is a $234 billion diversified financial services company providing banking, mortgage and consumer finance through about 5,300 stores, the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks seventh in assets at June 30, 2000 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company together with its subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

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

Net income for the second quarter of 2000 was $1,039 million, compared with $931 million for the second quarter of 1999. Diluted earnings per common share for the second quarter of 2000 were $.63, compared with $.55 for the second quarter of 1999. Net income for the first six months of 2000 was $2,049 million, or $1.25 per share, compared with $1,815 million, or $1.08 per share, for the first six months of 1999.

Return on average assets (ROA) was 1.89% and 1.88% in the second quarter and first half of 2000, respectively, compared with 1.86% and 1.83% in the same periods of 1999. Return on average common equity (ROE) was 19.04% and 18.63% in the second quarter and first half of 2000, respectively, compared with 17.50% and 17.42% in the same periods of 1999.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" earnings) in the second quarter and first half of 2000 were $.73 and $1.42 per share, respectively, compared with $.63 and $1.24 per share in the same periods of 1999. On the same basis, ROA was 2.26% and 2.25% in the second quarter and first half of 2000, respectively, compared with 2.23% and 2.20% in the same periods of 1999; ROE was 37.16% and 35.62% in the second quarter and first half of 2000, respectively, compared with 33.43% and 33.89% in the same periods of 1999.

Net interest income on a taxable-equivalent basis was $2,485 million and $4,941 million for the second quarter and first half of 2000, respectively, compared with $2,328 million and $4,608 million for the same periods of 1999. The Company's net interest margin was 5.55% and 5.56% for the second quarter and first half of 2000, respectively, compared with 5.69% and 5.65% for the same periods of 1999.

Noninterest income was $2,092 million and $4,002 million for the second quarter and first half of 2000, respectively, compared with $1,814 million and $3,541 million for the same periods of 1999.

Noninterest expense totaled $2,626 million and $5,103 million for the second quarter and first half of 2000, respectively, compared with $2,364 million and $4,706 million for the same periods of 1999. The efficiency ratio was 57.6% for the second quarter of 2000, compared with 57.3% for the same quarter of 1999.

The provision for loan losses was $260 million and $515 million in the second quarter and first half of 2000, respectively, compared with $260 million and $530 million in the same periods of 1999. During the second quarter of 2000, net charge-offs were $246 million, or .78% of average total loans (annualized), compared with $261 million, or .96%, during the second quarter of 1999. The allowance for loan losses was $3,349 million, or 2.48% of total loans, at June 30, 2000, compared with $3,170 million, or 2.65%, at December 31, 1999 and $3,165 million, or 2.83%, at June 30, 1999.

At June 30, 2000, total nonaccrual and restructured loans were $804 million or .6% of total loans, compared with $669 million, or .6%, at December 31, 1999 and $688 million, or .6%, at June 30, 1999. Foreclosed assets amounted to $135 million at June 30, 2000, $153 million at December 31, 1999 and $171 million at June 30, 1999.

At June 30, 2000, the ratio of common stockholders' equity to total assets was 9.76%, compared with 10.18% at June 30, 1999. The Company's total risk-based capital (RBC) ratio at June 30, 2000 was 10.90% and its Tier 1 RBC ratio was 7.04%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at June 30, 1999 were 11.07% and 8.45%, respectively. The Company's leverage ratio was 6.37% at June 30, 2000 and 7.05% at June 30, 1999, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company does not expect to implement FAS 133 before January 1, 2001 and has not completed the complex analysis required to determine the impact on the financial statements.

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

OPERATING SEGMENT RESULTS
-------------------------

COMMUNITY BANKING'S net income increased to $772 million in the second quarter of 2000 from $684 million in the second quarter of 1999, an increase of 13%. Net income increased to $1,493 million for the first six months of 2000 from $1,306 million for the first six months of 1999, an increase of 14%. The increase in net income was due to increases in both net interest and noninterest income. Net interest income increased to $1,708 million in the second quarter of 2000 from $1,620 million in the second quarter of 1999. Net interest income increased to $3,397 million for the first six months of 2000 from $3,180 million in the first six months of 1999. The increase in net interest income was primarily due to the continued improvement in the funding mix based on an increase in core deposits and loan balances. The provision for loan losses increased by $2 million and $1 million for the second quarter and first six months of 2000, respectively, reflecting similar charge-offs on a larger portfolio. Noninterest income for the second quarter of 2000 increased by $285 million over the same period in 1999. The increase in noninterest income was primarily due to higher venture capital gains, service charges on deposit accounts, and trust and investment fees partially offset with losses realized on the sales of securities. Noninterest expense increased by $233 million in the second quarter of 2000 over the same period in 1999. A significant portion of this increase was from operating expenses of acquisitions acquired over the past twelve months.

WHOLESALE BANKING'S net income was $201 million in the second quarter of 2000, compared with $186 million in the second quarter of 1999, an increase of 8%. Net income was $453 million for the first six months of 2000, compared with $408 million in the first six months of 1999, an increase of 11%. Net interest income was $414 million in the second quarter of 2000 and $340 million in the second quarter of 1999. Net interest income increased to $830 million for the first six months of 2000 from $678 million in the first six months of 1999. The increase in net interest income was due to higher average loan and investment securities balances within asset-based lending, commercial banking and capital markets. Average outstanding loan balances grew to $40 billion in the second quarter of 2000 from $34 billion in the second quarter of 1999. Noninterest income increased to $282 million and $588 million in the second quarter and first six months of 2000, respectively, from $269 million and $576 million in the same periods of 1999. The increase for both periods was primarily due to income from service charges, fees and commissions, and foreign exchange gains, partially offset by lower revenue from investment securities and lower income from loan sales. Noninterest expense increased to $326 million in the second quarter of 2000 and $633 million for the first six months of 2000 from $274 million and $542 million for the same periods in the prior year. The increase for the first six months of 2000 was primarily due to higher personnel costs due to increased sales and sales staff.

WELLS FARGO HOME MORTGAGE'S (FORMERLY NORWEST MORTGAGE) net income in the second quarter of 2000 decreased to $62 million from $67 million in the second quarter of 1999, a decrease of 7%. Net income decreased to $129 million for the first six months of 2000 from $133 million in the first six months of 1999, a decrease of 3%. The decrease for both periods was principally due to a decrease in funding activity. The servicing portfolio increased to

$298 billion at June 30, 2000 from $266 billion at June 30, 1999. The weighted average coupon on loans in the servicing portfolio was 7.42% at June 30, 2000 compared with 7.30% a year earlier. Total capitalized mortgage servicing rights amounted to $4.8 billion, or 1.63%, of the servicing portfolio at June 30, 2000 compared with $4.1 billion, or 1.53%, at June 30, 1999. Amortization of capitalized mortgage servicing rights was $116 million and $239 million for the second quarter and first six months of 2000, respectively, compared with $166 million and $460 million for the same periods of 1999. The decrease in amortization for the second quarter of 2000 was predominantly due to rising interest rates and a decrease in assumed prepayments. Sales of mortgages resulted in net losses of $17 million for the second quarter of 2000 and net gains of $29 million for the first six months of 2000. This compares with net gains of $40 million and $223 million for the quarter and six months ended June 30, 1999. The decrease for the second quarter and first six months of 2000 was largely due to less favorable market conditions and decreased loan sales. Fundings for the second quarter and first six months of 2000 were $18 billion and $30 billion, respectively, compared with $23 billion and $50 billion for the same periods of the prior year. The decrease in the funding volume was experienced across all origination channels. The percentage of fundings attributed to mortgage loan refinancing was approximately 12% for the second quarter of 2000, compared with 37% for the same period in 1999.

WELLS FARGO FINANCIAL'S (FORMERLY NORWEST FINANCIAL) net income increased to $69 million in the second quarter of 2000 from $65 million for the same period in 1999, an increase of 6%. Net income increased to $125 million for the first six months of 2000 from $119 million for the same period in 1999, an increase of 5%. Net interest income increased 6% in both the second quarter and the first six months of 2000, as compared to the same period of 1999, substantially due to an increase in average loans.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,485 million in the second quarter of 2000, compared with $2,328 million in the second quarter of 1999. The Company's net interest margin was 5.55% in the second quarter of 2000, compared with 5.69% in the second quarter of 1999. Net interest income was $4,941 million in the first six months of 2000, compared with $4,608 million in the first six months of 1999. The Company's net interest margin was 5.56% in the first six months of 2000, compared with 5.65% in the first six months of 1999. The decrease in the margin from the second quarter of 1999 was primarily due to the impact of funding strong loan growth with higher costing short-term borrowings largely offset by improved yields within the investment securities portfolio from the restructuring that occurred during the fourth quarter of 1999 and the first quarter of 2000.

Interest income was reduced by hedging expense of $10 million in the second quarter of 2000, compared with hedging income of $61 million in the same quarter of 1999. Interest expense included hedging expense of $8 million in the second quarter of 2000, compared with hedging income of $28 million in the same quarter of 1999.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $127.0 billion in the second quarter of 2000, compared with $109.0 billion in the second quarter of 1999. For the first half of 2000, loans averaged $124.1 billion, compared with $108.4 billion for the same period of 1999. The increase in average loans was primarily due to loan growth in the commercial and other real estate mortgage portfolios, which increased by 17% and 21%, respectively, compared with the second quarter of 1999. In the second quarter, the Company decided to reclassify approximately $1.6 billion of student loans held for sale to the loan portfolio. The related impact of this reclassification on the average balance in the consumer loan portfolio was approximately $64 million and $32 million for the second quarter and six months ended June 30, 2000, respectively.

Debt securities averaged $34.2 billion during the second quarter of 2000, compared with $33.3 billion in the second quarter of 1999.

Average core deposits were $131.1 billion and $127.6 billion and funded 59% and 64% of the Company's average total assets in the second quarter of 2000 and 1999, respectively. For the first six months of 2000 and 1999, average core deposits were $129.3 billion and $127.8 billion, respectively, and funded 59% and 64% of the Company's average total assets, respectively.

    AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)(1)(2)

---------------------------------------------------------------------------------------------------
                                                                              Quarter ended June 30,
                                     --------------------------------------------------------------
                                                              2000                             1999
                                     -----------------------------    -----------------------------
                                                          INTEREST                         Interest
                                      AVERAGE   YIELDS/     INCOME/    Average   Yields/     income/
(in millions)                         BALANCE    RATES     EXPENSE     balance    rates     expense
---------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale
  agreements                         $  2,239     6.40%     $   36    $  1,446     4.74%     $   17
Securities available for sale(3):
  Securities of U.S. Treasury and
    federal agencies                    2,304     6.13          35       6,180     5.25          82
  Securities of U.S. states and
    political subdivisions              1,860     7.88          37       1,855     8.36          37
  Mortgage-backed securities:
    Federal agencies                   23,652     7.18         433      19,261     6.59         315
    Private collateralized mortgage
     obligations                        1,914     7.88          39       3,160     6.81          54
                                     --------               ------    --------               ------
      Total mortgage-backed
       securities                      25,566     7.24         472      22,421     6.62         369
  Other debt securities(6)              4,469     7.22          56       2,850     7.52          43
                                     --------               ------    --------               ------
        Total debt securities
        available for sale(6)          34,199     7.20         600      33,306     6.51         531
Loans held for sale(3)                  5,633     8.60         121       5,618     7.22         101
Mortgages held for sale(3)              8,317     8.18         172      12,254     6.96         215
Loans:
  Commercial                           41,547     9.44         975      35,638     8.57         762
  Real estate 1-4 family first
    mortgage                           14,125     7.67         270      12,075     7.65         231
  Other real estate mortgage           20,460     8.88         452      16,977     8.71         368
  Real estate construction              5,084     9.66         122       4,039     9.30          94
  Consumer:
    Real estate 1-4 family junior
     lien mortgage                     14,519    10.37         375      11,210     9.90         277
    Credit card                         5,218    14.54         190       5,337    13.61         182
    Other revolving credit and
     monthly payment                   16,953    12.62         534      15,416    12.59         485
                                     --------               ------    --------               ------
      Total consumer                   36,690    12.00       1,099      31,963    11.82         944
  Lease financing                       7,472     7.81         146       6,789     7.79         132
  Foreign                               1,622    21.22          86       1,515    21.05          80
                                     --------               ------    --------               ------
        Total loans(4)                127,000     9.96       3,150     108,996     9.60       2,611
Other                                   2,946     6.09          43       2,867     5.33          38
                                     --------               ------    --------               ------
          Total earning assets       $180,334     9.21       4,122    $164,487     8.59       3,513
                                     ========               ------    ========               ------
FUNDING SOURCES
Deposits:
  Interest-bearing checking          $  3,144     1.76          14    $  2,844      .79           6
  Market rate and other savings        58,159     2.69         389      56,064     2.24         314
  Savings certificates                 24,842     5.17         319      25,926     4.72         305
  Other time deposits                   3,807     5.62          53       3,600     4.92          43
  Deposits in foreign offices           6,436     6.16          99       1,032     4.28          11
                                     --------               ------    --------               ------
      Total interest-bearing
       deposits                        96,388     3.65         874      89,466     3.05         679
Short-term borrowings                  23,375     6.08         353      17,496     4.61         201
Long-term debt                         23,979     6.59         395      20,663     5.61         290
Guaranteed preferred beneficial
  interests in Company's
  subordinated debentures                 785     7.77          15         785     7.52          15
                                     --------               ------    --------               ------
        Total interest-bearing
        liabilities                   144,527     4.55       1,637     128,410     3.70       1,185
Portion of noninterest-bearing
  funding sources                      35,807       --          --      36,077       --          --
                                     --------               ------    --------               ------
          Total funding sources      $180,334     3.66       1,637    $164,487     2.90       1,185
                                     ========               ------    ========               ------
NET INTEREST MARGIN AND NET
  INTEREST INCOME ON A
  TAXABLE-EQUIVALENT BASIS(5)                     5.55%     $2,485                 5.69%     $2,328
                                                  ====      ======                 ====      ======
NONINTEREST-EARNING ASSETS
Cash and due from banks              $ 11,640                         $ 11,116
Goodwill                                8,314                            7,657
Other                                  20,478                           17,082
                                     --------                         --------
          Total noninterest-earning
            assets                   $ 40,432                         $ 35,855
                                     ========                         ========
NONINTEREST-BEARING FUNDING SOURCES
Deposits                             $ 44,977                         $ 42,729
Other liabilities                       9,134                            7,603
Preferred stockholders' equity            263                              459
Common stockholders' equity            21,865                           21,141
Noninterest-bearing funding sources
  used to fund earning assets         (35,807)                         (36,077)
                                     --------                         --------
          Net noninterest-bearing
         funding sources             $ 40,432                         $ 35,855
                                     ========                         ========
TOTAL ASSETS                         $220,766                         $200,342
                                     ========                         ========
----------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 9.25% and 7.75% for the quarters ended June 30, 2000 and 1999, respectively, and 8.97% and 7.75% for the six months ended June 30, 2000 and 1999, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 6.65% and 5.07% for the quarters ended June 30, 2000 and 1999, respectively, and 6.38% and 5.03% for the six months ended June 30, 2000 and 1999, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances.
(4) Nonaccrual loans and related income are included in their respective loan categories.
(5) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for both quarters presented.
(6) Includes certain preferred securities.

----------------------------------------------------------------------------------------------------
                                                                            Six months ended June 30,
                                     ---------------------------------------------------------------
                                                               2000                             1999
                                     ------------------------------   ------------------------------
                                                           INTEREST                         Interest
                                      AVERAGE   YIELDS/      INCOME/   Average   Yields/      income/
(in millions)                         BALANCE    RATES      EXPENSE    balance    rates      expense
----------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities
  purchased under resale
  agreements                         $  2,095     5.98%     $   62    $  1,304     4.86%     $   31
Securities available for sale(3):
  Securities of U.S. Treasury and
    federal agencies                    3,299     5.87         101       5,452     5.41         148
  Securities of U.S. states and
    political subdivisions              1,843     8.00          75       1,771     8.38          70
  Mortgage-backed securities:
    Federal agencies                   23,730     7.24         876      19,457     6.65         640
    Private collateralized mortgage
     obligations                        2,041     7.52          79       3,234     6.78         110
                                     --------               ------    --------               ------
      Total mortgage-backed
       securities                      25,771     7.27         955      22,691     6.67         750
  Other debt securities(6)              4,957     7.53         113       2,708     7.59          85
                                     --------               ------    --------               ------
        Total debt securities
        available for sale(6)          35,870     7.19       1,244      32,622     6.61       1,053
Loans held for sale(3)                  5,468     8.35         227       5,590     7.23         200
Mortgages held for sale(3)              8,602     7.86         342      13,822     6.82         473
Loans:
  Commercial                           40,384     9.30       1,868      35,258     8.55       1,496
  Real estate 1-4 family first
    mortgage                           13,410     7.75         519      12,082     7.64         462
  Other real estate mortgage           20,042     9.07         905      16,855     8.87         743
  Real estate construction              4,964     9.52         235       3,971     9.33         184
  Consumer:
    Real estate 1-4 family junior
     lien mortgage                     13,917    10.28         714      11,092     9.89         545
    Credit card                         5,255    14.12         370       5,442    13.62         371
    Other revolving credit and
     monthly payment                   16,861    12.55       1,056      15,542    12.55         973
                                     --------               ------    --------               ------
      Total consumer                   36,033    11.90       2,140      32,076    11.81       1,889
  Lease financing                       7,648     7.75         296       6,682     7.84         261
  Foreign                               1,605    21.47         172       1,494    21.05         157
                                     --------               ------    --------               ------
        Total loans(4)                124,086     9.92       6,135     108,418     9.62       5,192
Other                                   3,142     5.84          92       2,417     5.43          66
                                     --------               ------    --------               ------
          Total earning assets       $179,263     9.12       8,102    $164,173     8.61       7,015
                                     ========               ------    ========               ------
FUNDING SOURCES
Deposits:
  Interest-bearing checking          $  3,098     1.58          25    $  2,784      .88          12
  Market rate and other savings        57,527     2.61         746      55,822     2.31         639
  Savings certificates                 24,769     5.03         619      26,491     4.81         632
  Other time deposits                   3,506     5.45          95       3,657     5.02          91
  Deposits in foreign offices           4,941     5.94         146       1,039     4.24          22
                                     --------               ------    --------               ------
      Total interest-bearing
       deposits                        93,841     3.50       1,631      89,793     3.14       1,396
Short-term borrowings                  24,441     5.95         723      17,526     4.70         408
Long-term debt                         23,905     6.49         777      19,780     5.80         573
Guaranteed preferred beneficial
  interests in Company's
  subordinated debentures                 785     7.75          30         785     7.52          30
                                     --------               ------    --------               ------
        Total interest-bearing
        liabilities                   142,972     4.44       3,161     127,884     3.79       2,407
Portion of noninterest-bearing
  funding sources                      36,291       --          --      36,289       --          --
                                     --------               ------    --------               ------
          Total funding sources      $179,263     3.56       3,161    $164,173     2.96       2,407
                                     ========               ------    ========               ------
NET INTEREST MARGIN AND NET
  INTEREST INCOME ON A
  TAXABLE-EQUIVALENT BASIS(5)                     5.56%     $4,941                 5.65%     $4,608
                                                  ====      ======                 ====      ======
NONINTEREST-EARNING ASSETS
Cash and due from banks              $ 11,769                         $ 11,177
Goodwill                                8,123                            7,695
Other                                  19,457                           16,492
                                     --------                         --------
          Total noninterest-earning
            assets                   $ 39,349                         $ 35,364
                                     ========                         ========
NONINTEREST-BEARING FUNDING SOURCES
Deposits                             $ 43,871                         $ 42,750
Other liabilities                       9,483                            7,627
Preferred stockholders' equity            267                              461
Common stockholders' equity            22,019                           20,815
Noninterest-bearing funding sources
  used to fund earning assets         (36,291)                         (36,289)
                                     --------                         --------
          Net noninterest-bearing
         funding sources             $ 39,349                         $ 35,364
                                     ========                         ========
TOTAL ASSETS                         $218,612                         $199,537
                                     ========                         ========
----------------------------------------------------------------------------------------------------

NONINTEREST INCOME

------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter                            Six months
                                                                ended June 30,                        ended June 30,
                                                          -------------------          %        -------------------          %
(in millions)                                               2000         1999     Change          2000         1999     Change
------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $  406       $  367         11%       $  788       $  711         11%
Trust and investment fees:
  Asset management and custody fees                          168          154          9           336          305         10
  Mutual fund and annuity sales fees                         166          134         24           328          258         27
  All other                                                   26           27         (4)           56           52          8
                                                          ------       ------                   ------       ------
    Total trust and investment fees                          360          315         14           720          615         17

Credit card fees                                             126          126         --           249          258         (3)
Other fees:
  Cash network fees                                           78           70         11           148          128         16
  Charges and fees on loans                                   80           87         (8)          160          163         (2)
  All other                                                  134          110         22           254          214         19
                                                          ------       ------                   ------       ------
    Total other fees                                         292          267          9           562          505         11

Mortgage banking:
  Origination and other closing fees                          88          115        (23)          149          228        (35)
  Servicing fees, net of amortization                        170           99         72           321           54        494
  Net (losses) gains on sales of mortgages                   (16)          44         --            40          244        (84)
  All other                                                   62           66         (6)          101          125        (19)
                                                          ------       ------                   ------       ------
    Total mortgage banking                                   304          324         (6)          611          651         (6)

Insurance                                                    114          119         (4)          206          204          1
Net venture capital gains                                    320           13         --         1,205          126        856
Net (losses) gains on securities available for sale          (39)          23         --          (641)          21         --
Income from equity investments accounted for by the:
  Cost method                                                 13           30        (57)          127           64         98
  Equity method                                               40           20        100            78           41         90
Net gains on sales of loans                                    2           12        (83)            5           25        (80)
Net gains on dispositions of operations                        4          103        (96)            6          102        (94)
All other                                                    150           95         58            86          218        (61)
                                                          ------       ------                   ------       ------
    Total                                                 $2,092       $1,814         15%       $4,002       $3,541         13%
                                                          ======       ======       ====        ======       ======       ====

-------------------------------------------------------------------------------------------------------------------------------

The increase in service charges on deposits was due to an overall increase in deposits compared with June 30, 1999.

The increase in mutual fund fees for the second quarter of 2000 was due to the overall growth in mutual fund assets. The Company managed mutual funds with $62.3 billion of assets at June 30, 2000, compared with $55.0 billion at June 30, 1999. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $460 billion and $408 billion at June 30, 2000 and 1999, respectively.

The decrease in mortgage banking was due to a decrease in loan origination fees along with net losses on sales of mortgages, predominantly offset by higher net servicing revenue as a result of lower amortization of mortgage servicing rights. The decrease in amortization was predominantly due to rising interest rates, which decreased the prepayment speeds in the servicing portfolio.

The increase in net venture capital gains during the second quarter and first half of 2000 was due to gains on various venture capital securities, including a $560 million gain that was recognized during the first quarter on the Company's investment in Siara Systems. Gains from venture capital securities are generally dependent on the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

The net losses on securities available for sale during the first six months of 2000 were predominantly due to the restructuring of the portfolio during the first quarter.

Net gains from dispositions of operations decreased in the second quarter and first six months of 2000 compared with the same periods of 1999 due to divestitures of stores in Arizona and Nevada during the second quarter of 1999.

NONINTEREST EXPENSE

------------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter                            Six months
                                                                ended June 30,                        ended June 30,
                                                          -------------------          %        -------------------          %
(in millions)                                               2000         1999     Change          2000         1999     Change
------------------------------------------------------------------------------------------------------------------------------
Salaries                                                  $  838       $  750         12%       $1,656       $1,475         12%
Incentive compensation                                       156          135         16           289          269          7
Employee benefits                                            225          217          4           457          416         10
Equipment                                                    189          182          4           382          373          2
Net occupancy                                                219          185         18           444          371         20
Goodwill                                                     124          104         19           237          208         14
Core deposit intangible:
  Nonqualifying(1)                                            42           45         (7)           84           92         (9)
  Qualifying                                                   3            5        (40)            7           10        (30)
Net gains on dispositions of premises and equipment          (16)         (13)        23           (49)         (11)       345
Contract services                                            120          110          9           228          200         14
Outside professional services                                 87           88         (1)          174          160          9
Outside data processing                                       71           62         15           142          138          3
Telecommunications                                            73           64         14           135          125          8
Travel and entertainment                                      68           60         13           122          115          6
Advertising and promotion                                     71           56         27           129          106         22
Postage                                                       61           58          5           117          115          2
Stationery and supplies                                       53           39         36            99           77         29
Insurance                                                     55           50         10            97           86         13
Operating losses                                              29           37        (22)           65           66         (2)
Security                                                      23           21         10            44           43          2
All other                                                    135          109         24           244          272        (10)
                                                          ------       ------                   ------       ------
    Total                                                 $2,626       $2,364         11%       $5,103       $4,706          8%
                                                          ======       ======       ====        ======       ======       ====
--------------------------------------------------------------------------------------------------------------------------------

(1) Represents amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in salaries and incentive compensation was due to an increase in active full-time equivalent (FTE) staff. The Company's FTE staff was 94,388 at June 30, 2000, compared with 90,410 at June 30, 1999.

INCOME TAXES

The Company's effective income tax rate was 38% for the second quarter of 2000 and 1999. The effective tax rate for the first six months of 2000 was 38%, compared with 37% for the same period of 1999. The lower effective rate for the first six months of 1999 was due to a reduction of state income tax and a higher level of charitable donations of appreciated securities.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" earnings) for the quarter ended June 30, 2000.

------------------------------------------------------------------------------------------------------------
                                                                                               Quarter ended
                                                                                               June 30, 2000
------------------------------------------------------------------------------------------------------------
                                                                                   Amortization
                                                                        -----------------------
                                                                                  Nonqualifying
                                                             Reported              core deposit       "Cash"
(in millions, except per share amounts)                      Earnings   Goodwill     intangible     earnings
------------------------------------------------------------------------------------------------------------
Income before income tax expense                               $1,676       $124            $42       $1,842
  Income tax expense                                              637         --             16          653
                                                               ------       ----            ---       ------
Net income                                                      1,039        124             26        1,189
  Preferred stock dividends                                         4         --             --            4
                                                               ------       ----            ---       ------
Net income applicable to common stock                          $1,035       $124            $26       $1,185
                                                               ======       ====            ===       ======
Earnings per common share                                      $  .64                                 $  .73
                                                               ======                                 ======
Diluted earnings per common share                              $  .63                                 $  .73
                                                               ======                                 ======
------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended June 30, 2000 were calculated as follows:

---------------------------------------------------------------------------
                                                              Quarter ended
(in millions)                                                 June 30, 2000
---------------------------------------------------------------------------
                       ROA:         A/(C-E-F)   =    2.26%
                       ROE:         B/(D-E-G)   =   37.16%
                       Efficiency:  (H-I)/J     =    53.9%

Net income                                                      $  1,189(A)
Net income applicable to common stock                              1,185(B)
Average total assets                                             220,766(C)
Average common stockholders' equity                               21,865(D)
Average goodwill                                                   8,314(E)
Average pretax nonqualifying core deposit intangible               1,176(F)
Average after-tax nonqualifying core deposit intangible              729(G)
Noninterest expense                                                2,626(H)
Amortization expense for goodwill and nonqualifying core
  deposit intangible                                                 166(I)
Net interest income plus noninterest income                        4,562(J)
---------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------
                                                             JUNE 30,                 December 31,                     June 30,
                                                                2000                         1999                         1999
                                                --------------------      -----------------------      -----------------------
                                                           ESTIMATED                    Estimated                    Estimated
                                                                FAIR                         fair                         fair
(in millions)                                       COST       VALUE           Cost         value           Cost         value
------------------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and federal
  agencies                                      $ 2,276      $ 2,267        $ 5,956       $ 5,631        $ 5,934       $ 5,619
Securities of U.S. states and political
   subdivisions                                   2,153        2,109          2,041         2,061          2,041         2,105
Mortgage-backed securities:
  Federal agencies                               21,323       21,085         22,774        22,547         22,078        21,858
  Private collateralized mortgage
    obligations(1)                                2,243        2,196          2,855         2,804          3,142         3,085
                                                -------      -------        -------       -------        -------       -------
    Total mortgage-backed securities             23,566       23,281         25,629        25,351         25,220        24,943
Other                                             2,666        2,619          2,289         2,204          2,014         1,953
                                                -------      -------        -------       -------        -------       -------
  Total debt securities                          30,661       30,276         35,915        35,247         35,209        34,620
Marketable equity securities                      2,328        4,328          1,314         3,271            433         1,090
                                                -------      -------        -------       -------        -------       -------
    Total                                       $32,989      $34,604        $37,229       $38,518        $35,642       $35,710
                                                =======      =======        =======       =======        =======       =======
------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------
                                                               JUNE 30,     Dec. 31,     June 30,
(in millions)                                                     2000         1999         1999
------------------------------------------------------------------------------------------------
Estimated unrealized gross gains                                $2,147       $2,174       $1,037
Estimated unrealized gross losses                                 (532)        (885)        (969)
                                                                ------       ------       ------
Estimated unrealized net gain                                   $1,615       $1,289       $   68
                                                                ======       ======       ======
------------------------------------------------------------------------------------------------

The following table provides the components of the realized net loss on the sales of securities from the securities available for sale portfolio. (Realized gains on marketable equity securities from venture capital investments are reported as net venture capital gains.)

-----------------------------------------------------------------------------------------------------
                                                                        Quarter            Six months
                                                                  ended June 30,        ended June 30,
                                                                ---------------      ----------------
(in millions)                                                   2000       1999       2000       1999
-----------------------------------------------------------------------------------------------------
Realized gross gains                                            $ 23        $30      $  37        $45
Realized gross losses                                            (62)        (7)      (678)       (24)
                                                                ----        ---      -----        ---
Realized net (losses) gains                                     $(39)       $23      $(641)       $21
                                                                ====        ===      =====        ===
-----------------------------------------------------------------------------------------------------

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 7 years and 5 months at June 30, 2000. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At June 30, 2000, mortgage-backed securities, including collateralized mortgage obligations, were $23.3 billion, or 67.3% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on that rate scenario, mortgage-backed securities would decrease in fair value from $23.3 billion to $20.6 billion and the expected remaining maturity of these securities would increase from 8 years to 8 years and 8 months.

LOAN PORTFOLIO

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        % Change
                                                                                                              June 30, 2000 from
                                                                                                            --------------------
                                                               JUNE 30,      Dec. 31,        June 30,       Dec. 31,     June 30,
(in millions)                                                     2000          1999            1999           1999         1999
--------------------------------------------------------------------------------------------------------------------------------
Commercial(1)                                                 $ 43,381      $ 38,688        $ 36,633             12%          18%
Real estate 1-4 family first mortgage                           17,233        12,398          11,941             39           44
Other real estate mortgage(2)                                   20,524        19,178          17,157              7           20
Real estate construction                                         5,417         4,711           4,103             15           32
Consumer:
  Real estate 1-4 family junior lien mortgage                   15,127        12,938          11,494             17           32
  Credit card                                                    5,733         5,472           5,294              5            8
  Other revolving credit and monthly payment                    18,617        16,656          16,652             12           12
                                                              --------      --------        --------
    Total consumer                                              39,477        35,066          33,440             13           18
Lease financing                                                  7,391         7,850           6,875             (6)           8
Foreign                                                          1,623         1,573           1,497              3            8
                                                              --------      --------        --------
    Total loans (net of unearned income, including net
     deferred loan fees, of $3,151, $3,200 and $2,974)        $135,046      $119,464        $111,646             13%          21%
                                                              ========      ========        ========             ==           ==
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,334 million, $3,103 million and $2,839 million at June 30, 2000, December 31, 1999 and June 30, 1999,
    respectively.
(2) Includes agricultural loans that are secured by real estate of $1,237 million, $1,061 million and $984 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS(1)

-----------------------------------------------------------------------------------------------
                                                              JUNE 30,     Dec. 31,     June 30,
(in millions)                                                    2000         1999         1999
-----------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial(2)                                                  $462         $344         $338
  Real estate 1-4 family first mortgage                           107          127          147
  Other real estate mortgage(3)                                   125          112          124
  Real estate construction                                         17            7           11

  Consumer:
    Real estate 1-4 family junior lien mortgage                    11           17           17
    Other revolving credit and monthly payment                     22           27           23
                                                                 ----         ----         ----
      Total consumer                                               33           44           40
  Lease financing                                                  46           22           21
  Foreign                                                          11            9            6
                                                                 ----         ----         ----
    Total nonaccrual loans(4)                                     801          665          687
Restructured loans                                                  3            4            1
                                                                 ----         ----         ----
Nonaccrual and restructured loans                                 804          669          688
As a percentage of total loans                                     .6%          .6%          .6%

Foreclosed assets                                                 135          153          171
Real estate investments(5)                                         32           33           --
                                                                 ----         ----         ----
Total nonaccrual and restructured loans and other assets         $971         $855         $859
                                                                 ====         ====         ====
-----------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes commercial agricultural loans of $25 million, $40 million and $43 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.
(3) Includes agricultural loans secured by real estate of $14 million, $16 million and $16 million at June 30, 2000, December 31, 1999 and
    June 30, 1999, respectively.
(4) Of the total nonaccrual loans, $384 million, $358 million and $368 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $79 million, $89 million and $133 million at June 30, 2000, December 31, 1999 and
    June 30, 1999, respectively.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

-----------------------------------------------------------------------------------------------
                                                              JUNE 30,     Dec. 31,     June 30,
(in millions)                                                    2000         1999         1999
-----------------------------------------------------------------------------------------------
Impairment measurement based on:
  Collateral value method                                        $163         $174         $200
  Discounted cash flow method                                     104           74           63
  Historical loss factors                                         120          114          106
                                                                 ----         ----         ----
    Total(1)                                                     $387         $362         $369
                                                                 ====         ====         ====
-----------------------------------------------------------------------------------------------

(1) Includes $197 million, $196 million and $169 million of impaired loans with a related FAS 114 allowance of $69 million, $43 million and $54 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

The average recorded investment in impaired loans was $398 million and $369 million during the second quarter of 2000 and 1999, respectively, and $382 million and $373 million during the first six months of 2000 and 1999, respectively. Total interest income recognized on impaired loans was $1 million and $2 million during the second quarter of 2000 and 1999, respectively, and $3 million and $4 million during the first six months of 2000 and 1999, respectively, a majority of which was recorded using the cash method.

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

Loans 90 Days Or More Past Due And Still Accruing
-------------------------------------------------

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

-----------------------------------------------------------------------------------------------
                                                              JUNE 30,     Dec. 31,     June 30,
(in millions)                                                    2000         1999         1999
-----------------------------------------------------------------------------------------------
Commercial                                                       $ 58         $ 24         $ 34
Real estate 1-4 family first mortgage                              28           39           46
Other real estate mortgage                                         10           15           25
Real estate construction                                            5            4            4
Consumer:
  Real estate 1-4 family junior lien mortgage                      33           35           33
  Credit card                                                      96           99          103
  Other revolving credit and monthly payment                      203          185          159
                                                                 ----         ----         ----
    Total consumer                                                332          319          295
                                                                 ----         ----         ----
  Total                                                          $433         $401         $404
                                                                 ====         ====         ====
-----------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------
                                                                            Quarter                Six months
                                                                      Ended June 30,            ended June 30,
                                                              ---------------------     ---------------------
(in millions)                                                     2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                    $3,237       $3,161       $3,170       $3,134

Allowances related to business combinations, net                    98            5          164           35

Provision for loan losses                                          260          260          515          530

Loan charge-offs:
  Commercial                                                       (89)        (111)        (190)        (192)
  Real estate 1-4 family first mortgage                             --           (6)          (6)          (7)
  Other real estate mortgage                                       (13)          (4)         (16)         (12)
  Real estate construction                                          (3)          (1)          (4)          (1)
  Consumer:
    Real estate 1-4 family junior lien mortgage                     (6)          (6)         (17)         (15)
    Credit card                                                    (84)         (96)        (166)        (206)
    Other revolving credit and monthly payment                    (120)        (109)        (251)        (236)
                                                                ------       ------       ------       ------
      Total consumer                                              (210)        (211)        (434)        (457)
  Lease financing                                                   (9)         (10)         (22)         (21)
  Foreign                                                          (21)         (36)         (45)         (51)
                                                                ------       ------       ------       ------
        Total loan charge-offs                                    (345)        (379)        (717)        (741)
                                                                ------       ------       ------       ------

Loan recoveries:
  Commercial                                                        19           23           51           36
  Real estate 1-4 family first mortgage                              1            2            2            3
  Other real estate mortgage                                         4           12            7           29
  Real estate construction                                           1            4            2            4
  Consumer:
    Real estate 1-4 family junior lien mortgage                      4            4            8            7
    Credit card                                                      9           13           18           26
    Other revolving credit and monthly payment                      54           53          103           89
                                                                ------       ------       ------       ------
      Total consumer                                                67           70          129          122
    Lease financing                                                  3            3            6            6
    Foreign                                                          4            4           20            7
                                                                ------       ------       ------       ------
        Total loan recoveries                                       99          118          217          207
                                                                ------       ------       ------       ------
        Total net loan charge-offs                                (246)        (261)        (500)        (534)
                                                                ------       ------       ------       ------

BALANCE, END OF PERIOD                                          $3,349       $3,165       $3,349       $3,165
                                                                ======       ======       ======       ======
Total net loan charge-offs as a percentage of average total
   loans (annualized)                                              .78%         .96%         .81%         .99%
                                                                ======       ======       ======       ======
Allowance as a percentage of total loans                          2.48%        2.83%        2.48%        2.83%
                                                                ======       ======       ======       ======
-------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,349 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2000. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

--------------------------------------------------------------------------------------------------------
                                                                JUNE 30,    December 31,         June 30,
(in millions)                                                      2000            1999             1999
--------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                                $ 3,592         $ 3,347          $ 2,568
Trading assets                                                    4,976           2,667            2,441
Government National Mortgage Association (GNMA) pool buy
   outs                                                           1,600           1,516            1,957
Interest receivable                                               1,231           1,169            1,150
Certain identifiable intangible assets                              226             230              241
Interest-earning deposits                                            99             196               80
Foreclosed assets                                                   135             153              203
Due from customers on acceptances                                   108             103              122
Other                                                             8,218           5,967            5,970
                                                                -------         -------          -------
    Total interest receivable and other assets                  $20,185         $15,348          $14,732
                                                                =======         =======          =======
--------------------------------------------------------------------------------------------------------

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

Trading assets consist predominantly of securities, including corporate debt, U.S. Treasury securities and U.S. government agency obligations. Interest income from trading assets was $23 million and $19 million in the second quarter of 2000 and 1999, respectively, and $45 million and $30 million in the first half of 2000 and 1999, respectively. Noninterest income from trading assets was $65 million and $27 million in the second quarter of 2000 and 1999, respectively, and $113 million and $65 million in the first half of 2000 and 1999, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $10 million and $11 million in the second quarter of 2000 and 1999, respectively.

A significant portion of the change in "other" was due to an increase in broker receivables related to sales of investment securities near the end of the second quarter of 2000.

DEPOSITS

-----------------------------------------------------------------------------------------------------------
                                                                 JUNE 30,      December 31,         June 30,
(in millions)                                                       2000              1999             1999
-----------------------------------------------------------------------------------------------------------
Noninterest-bearing                                             $ 47,979          $ 42,916         $ 43,708
Interest-bearing checking                                          2,988             3,083            2,886
Market rate and other savings                                     57,855            55,791           55,144
Savings certificates                                              25,447            24,408           25,564
                                                                --------          --------         --------
  Core deposits                                                  134,269           126,198          127,302
Other time deposits                                                4,270             3,255            3,335
Deposits in foreign offices                                        7,909             3,255            1,905
                                                                --------          --------         --------
    Total deposits                                              $146,448          $132,708         $132,542
                                                                ========          ========         ========
-----------------------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital
(RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

---------------------------------------------------------------------------------------------------
                                                                                         To be well
                                                                                  capitalized under
                                                                                         the FDICIA
                                                             For capital          prompt corrective
                                           Actual      adequacy purposes          action provisions
                                -----------------      -----------------         ------------------
(in billions)                     Amount      Ratio    Amount      Ratio         Amount       Ratio
-------------                   --------   --------    ------     ------         ------     -------
As of June 30, 2000:
  Total capital (to
    risk-weighted assets)
    Wells Fargo & Company        $20.7      10.90%     >$15.2     > 8.00%
                                                       -          -
    Norwest Bank Minnesota,
     N.A.                          2.5      10.46      >  1.9     > 8.00         > $2.4     > 10.00%
                                                       -          -              -          -

    Wells Fargo Bank, N.A.        11.3      12.82      >  7.1     > 8.00         >  8.8     > 10.00
                                                       -          -              -          -
  Tier 1 capital (to
    risk-weighted assets)
    Wells Fargo & Company        $13.4       7.04%     >$ 7.6     > 4.00%
                                                       -          -
    Norwest Bank Minnesota,
     N.A.                          2.3       9.63      >   .9     > 4.00         > $1.4     >  6.00%
                                                       -          -              -          -

    Wells Fargo Bank, N.A.         6.8       7.71      >  3.5     > 4.00         >  5.3     >  6.00
                                                       -          -              -          -

  Tier 1 capital (to average
    assets)
    (Leverage ratio)
    Wells Fargo & Company        $13.4       6.37%     >$ 8.4     > 4.00%(1)
                                                       -          -

    Norwest Bank Minnesota,
     N.A.                          2.3       5.36      >  1.7     > 4.00(1)      > $2.1     >  5.00%
                                                       -          -              -          -

    Wells Fargo Bank, N.A.         6.8       7.39      >  3.7     > 4.00(1)      >  4.6     >  5.00
                                                       -          -              -          -
--------------------------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at June 30, 2000 and December 31, 1999.

---------------------------------------------------------------------------------------------------------------------------------
                                                                    JUNE 30, 2000                               December 31, 1999
                                    ---------------------------------------------   ---------------------------------------------
                                       NOTIONAL OR          CREDIT      ESTIMATED      Notional or         Credit       Estimated
                                       CONTRACTUAL            RISK       NET FAIR      contractual           risk        net fair
(in millions)                               AMOUNT        AMOUNT(3)         VALUE           amount       amount(3)          value
---------------------------------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
   HEDGES
Interest rate contracts:
  Swaps(1)                                $28,921              $35          $(327)         $31,570            $93           $(243)
  Futures                                  37,534               --             --           50,725             --              --
  Floors and caps(1)                       19,145               60             60           41,142            110             110
  Options(1)(2)                            11,944               26             37           11,940             22              43
  Forwards(1)                              25,811               72            (74)          22,528            108              43

Foreign exchange contracts:
  Forwards(1)                                 102                1             --              138              1              --

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
  Swaps(1)                                 33,572              183           (100)          21,702            158             (10)
  Futures                                  11,765               --             --           22,839             --              --
  Floors and caps purchased(1)             10,931               74             74            6,130             51              51
  Floors and caps written                  11,641               --            (76)           5,804             --             (53)
  Options purchased(1)                        200                8              8              741             30              30
  Options written                              --               --             --            1,101             --             (51)
  Forwards(1)                                  60                3              1              164              6               1

Commodity contracts:
  Swaps(1)                                     95               29              1              116             10              --
  Floors and caps purchased(1)                 76                7              7               30              2               2
  Floors and caps written                      81               --            (10)              30             --              (2)

Foreign exchange contracts:
  Forwards(1)                               5,461               70             32            4,234             62              28
  Options purchased(1)                         63                1              1               41             --              --
  Options written                               3               --             --               42             --              (1)
---------------------------------------------------------------------------------------------------------------------------------

(1) The Company anticipates performance by substantially all of the counterparties for these or the underlying financial instruments.
(2) A majority of purchased option contracts were options on futures contracts, which are exchange traded and for which the exchange assumes counterparty risk.
(3) Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

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

In June 1999, the Parent filed a shelf registration statement with the SEC under which the Company may issue up to $10 billion in debt and equity securities, excluding common stock, except for common stock issuable upon the exercise or conversion of debt and equity securities. That registration statement, together with the $150 million issuance authority remaining on the Company's registration statements filed in 1993 and 1995, permits the Company to issue an aggregate of $10.15 billion in such debt and equity securities. Under those registration statements, the Company had issued a total of $6.5 billion in debt securities as of June 30, 2000. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future are expected to be, used for general corporate purposes.

In April 1999, Wells Fargo Financial, Inc. (WFFI) (formerly Norwest
Financial, Inc.) filed a shelf registration statement with the SEC, under which WFFI may issue up to $2 billion in senior or subordinated debt securities. As of June 30, 2000, WFFI had issued a total of $1.4 billion in debt securities under that registration statement. Also in 1999, a subsidiary of WFFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1 billion (Canadian) in debt securities, and had issued
$515 million (Canadian) in debt securities from that registration statement as of June 30, 2000.

Effective April 18, 2000, WFFI filed another shelf registration statement with the SEC, under which WFFI may issue up to $3 billion in senior debt securities. As of June 30, 2000, $300 million in debt securities had been issued. An additional $300 million was issued from this shelf registration statement on July 14, 2000.

In June 2000, Wells Fargo Bank, N.A. issued a total of $1.75 billion in subordinated notes. These issuances were completed as private placements and are not registered with the SEC.

The Company repurchases common shares in the open market under a systematic plan to meet the common stock issuance requirements of the Company's benefit plans and for other common stock issuance requirements, including acquisitions accounted for as purchases. In February of 2000, the Board of Directors authorized the repurchase of up to 81 million additional shares of the Company's outstanding common stock. As of June 30, 2000, the total remaining common stock purchase authority was approximately 75 million shares.

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. At June 30, 2000, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that is projected to result in a decrease in net income of $59 million. In the simulation that was run at

December 31, 1999, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $38 million.

The Company uses interest rate derivative financial instruments as asset/liability management tools to hedge mismatches in interest rate exposures indicated by the net interest income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable spreads between loan yields and the rates on their funding sources. For example, the Company uses interest rate futures to shorten the rate maturity of MRA savings deposits and better match the maturity of prime-based loans. The Company also purchases interest rate floors to protect against the loss in interest income on LIBOR-based loans during a declining interest rate environment. Additionally, receive-fixed rate swaps are used to convert floating-rate loans into fixed rates to better match the liabilities that fund the loans. The Company also uses derivatives including floors, futures contracts and options on futures contracts to hedge the Company's mortgage servicing rights as well as forwards, futures and options on futures and forwards to hedge the Company's 1-4 family real estate first mortgage loan commitments and mortgage loans held for sale.

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

     (c)   Certificate of Designations for the Company's ESOP
           Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

     (d) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

     (e) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

     (f) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 20, 1996

     (g) Certificate of Designations for the Company's 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

     (h) Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

     (i) Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

    3(j) Certificate of Designations for the Company's Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

     (k)   Certificate of Designations for the Company's
           Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

     (l)   Certificate of Designations for the Company's Series C
           Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

     (m) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

     (n) Certificate of Designations for the Company's 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

     (o) Certificate of Designations for the Company's 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

     (p) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

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

   27      Financial Data Schedule

   99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.00 and 2.23 for the quarters ended June 30, 2000 and 1999, respectively, and 2.02 and 2.17 for the six months ended June 30, 2000 and 1999, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.10 and 3.80 for the quarters ended June 30, 2000 and 1999, respectively, and 3.07 and 3.69 for the six months ended June 30, 2000 and 1999, respectively.

     (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.99 and 2.21 for the quarters ended June 30, 2000 and 1999, respectively, and 2.01 and 2.14 for the six months ended June 30, 2000 and 1999, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 3.08 and 3.69 for the quarters ended June 30, 2000 and 1999, respectively, and
           3.04 and 3.60 for the six months ended June 30, 2000 and 1999, respectively.

(b) The Company filed the following reports on Form 8-K during the second quarter of 2000:

    (1) April 18, 2000 under Item 5, containing the Company's financial results for the quarter ended March 31, 2000

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

                                     WELLS FARGO & COMPANY

                                     By:     LES L. QUOCK
                                        ----------------------------------------
                                        Les L. Quock
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)