Form 10-Q
period 2000-09-30
WELLS FARGO & CO/MN
filed 2000-11-14
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                                                              Shares Outstanding
                                                                October 31, 2000
                                                              ------------------
Common stock, $1-2/3 par value                                   1,709,197,341

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements
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

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations (MD&A)
          Summary Financial Data............................................. 15
          Overview........................................................... 16
          Factors that May Affect Future Results............................. 19
          Operating Segment Results.......................................... 22
          Earnings Performance............................................... 24
            Net Interest Income.............................................. 24
            Noninterest Income............................................... 28
            Noninterest Expense.............................................. 29
            Income Taxes..................................................... 29
            Earnings/Ratios Excluding Goodwill and Nonqualifying CDI......... 30
          Balance Sheet Analysis............................................. 31
            Securities Available for Sale.................................... 31
            Loan Portfolio................................................... 33
            Nonaccrual and Restructured Loans and Other Assets............... 33
               Loans 90 Days Past Due and Still Accruing..................... 36
            Allowance for Loan Losses........................................ 37
            Interest Receivable and Other Assets............................. 38
            Deposits......................................................... 39
            Capital Adequacy/Ratios.......................................... 39
            Derivative Financial Instruments................................. 40
            Liquidity and Capital Management................................. 41

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 43

PART II   OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K................................... 45

SIGNATURE.................................................................... 47

--------------------------------------------------------------------------------

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Wells Fargo & Company's 1999 Annual Report on Form 10-K.

                                EXPLANATORY NOTE

Subsequent to quarter end, Wells Fargo & Company and First Security Corporation completed their previously announced merger (the FSCO Merger). This merger was accounted for as a pooling of interests.

The FSCO Merger was consummated after September 30, 2000 and this report on Form 10-Q does not give effect to that merger. This report presents for the periods covered the results of Wells Fargo & Company as it was before the FSCO Merger.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                               Quarter                  Nine months
                                                                        ended Sept. 30,              ended Sept. 30,
                                                                ----------------------       ----------------------

(in millions, except per share amounts)                              2000         1999           2000          1999
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                    $    580     $    586       $  1,798      $  1,612
Mortgages held for sale                                               224          198            566           671
Loans held for sale                                                    92           80            318           280
Loans                                                               3,462        2,725          9,593         7,912
Other interest income                                                  91           52            245           150
                                                                 --------     --------       --------      --------
     Total interest income                                          4,449        3,641         12,520        10,625
                                                                 --------     --------       --------      --------
INTEREST EXPENSE
Deposits                                                              970          679          2,600         2,075
Short-term borrowings                                                 404          226          1,128           635
Long-term debt                                                        479          338          1,255           911
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                             15           16             46            45
                                                                 --------     --------       --------      --------
     Total interest expense                                         1,868        1,259          5,029         3,666
                                                                 --------     --------       --------      --------
NET INTEREST INCOME                                                 2,581        2,382          7,491         6,959
Provision for loan losses                                             288          240            803           770
                                                                 --------     --------       --------      --------
Net interest income after provision for loan losses                 2,293        2,142          6,688         6,189
                                                                 --------     --------       --------      --------
NONINTEREST INCOME
Service charges on deposit accounts                                   413          385          1,201         1,096
Trust and investment fees                                             375          317          1,095           932
Credit card fees                                                      146          138            395           395
Other fees                                                            321          258            884           763
Mortgage banking                                                      314          318            924           969
Insurance                                                              76           95            282           299
Net venture capital gains                                             535          162          1,740           287
Net (losses) gains on securities available for sale                  (179)          (2)          (820)           19
Other                                                                 188          138            491           590
                                                                 --------     --------       --------      --------
     Total noninterest income                                       2,189        1,809          6,192         5,350
                                                                 --------     --------       --------      --------
NONINTEREST EXPENSE
Salaries                                                              869          776          2,525         2,251
Incentive compensation                                                177          124            467           393
Employee benefits                                                     216          208            673           624
Equipment                                                             193          193            575           566
Net occupancy                                                         222          205            666           576
Goodwill                                                              132          106            369           314
Core deposit intangible                                                44           49            136           151
Net (gains) losses on dispositions of premises and equipment          (30)           6            (78)           (5)
Other                                                                 871          751          2,465         2,254
                                                                 --------     --------       --------      --------
     Total noninterest expense                                      2,694        2,418          7,798         7,124
                                                                 --------     --------       --------      --------
INCOME BEFORE INCOME TAX EXPENSE                                    1,788        1,533          5,082         4,415
Income tax expense                                                    718          571          1,963         1,638
                                                                 --------     --------       --------      --------
NET INCOME                                                       $  1,070     $    962       $  3,119      $  2,777
                                                                 ========     ========       ========      ========
NET INCOME APPLICABLE TO COMMON STOCK                            $  1,066     $    953       $  3,106      $  2,751
                                                                 ========     ========       ========      ========
EARNINGS PER COMMON SHARE                                        $    .65     $    .58       $   1.91      $   1.67
                                                                 ========     ========       ========      ========
DILUTED EARNINGS PER COMMON SHARE                                $    .64     $    .57       $   1.89      $   1.65
                                                                 ========     ========       ========      ========
DIVIDENDS DECLARED PER COMMON SHARE                              $    .22     $    .20       $    .66      $   .585
                                                                 ========     ========       ========      ========
Average common shares outstanding                                 1,637.7      1,648.6        1,626.0       1,649.0
                                                                 ========     ========       ========      ========
Diluted average common shares outstanding                         1,657.0      1,667.1        1,642.9       1,667.9
                                                                 ========     ========       ========      ========

-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------------
                                                                  Sept. 30,             Dec. 31,           Sept. 30,
(in millions, except shares)                                          2000                 1999                1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $ 14,051             $ 13,250            $ 12,011
Federal funds sold and securities purchased
   under resale agreements                                           2,153                1,554               1,556
Securities available for sale                                       35,703               38,518              36,906
Mortgages held for sale                                             10,606               11,707               9,850
Loans held for sale                                                  4,294                4,975               4,661

Loans                                                              141,377              119,464             114,709
Allowance for loan losses                                            3,417                3,170               3,167
                                                                  --------             --------            --------
      Net loans                                                    137,960              116,294             111,542
                                                                  --------             --------            --------

Mortgage servicing rights                                            5,522                4,483               4,341
Premises and equipment, net                                          3,024                2,985               3,124
Core deposit intangible                                              1,197                1,286               1,334
Goodwill                                                             8,899                7,702               7,620
Interest receivable and other assets                                17,710               15,348              14,115
                                                                  --------             --------            --------

      Total assets                                                $241,119             $218,102            $207,060
                                                                  ========             ========            ========

LIABILITIES
Noninterest-bearing deposits                                      $ 48,741             $ 42,916            $ 41,872
Interest-bearing deposits                                          102,228               89,792              89,685
                                                                  --------             --------            --------
      Total deposits                                               150,969              132,708             131,557
Short-term borrowings                                               22,476               27,995              19,248
Accrued expenses and other liabilities                              12,445               11,108               8,377
Long-term debt                                                      29,252               23,375              24,911
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                   785                  785                 785

STOCKHOLDERS' EQUITY
Preferred stock                                                        408                  344                 560
Unearned ESOP shares                                                  (143)                 (73)               (100)
                                                                  --------             --------            --------
      Total preferred stock                                            265                  271                 460
Common stock - $1-2/3 par value, authorized
   4,000,000,000 shares; issued 1,666,095,265 shares                 2,777                2,777               2,777
Additional paid-in capital                                           8,856                8,786               8,769
Retained earnings                                                   12,828               11,196              10,625
Cumulative other comprehensive income                                1,709                  892                 242
Notes receivable from ESOP                                              (1)                  (1)                 (1)
Treasury stock - 26,684,920 shares, 39,245,724 shares
   and 16,331,628 shares                                            (1,242)              (1,790)               (690)
                                                                  --------             --------            --------
      Total stockholders' equity                                    25,192               22,131              22,182
                                                                  --------             --------            --------

      Total liabilities and stockholders' equity                  $241,119             $218,102            $207,060
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
                                          Number of   Preferred       ESOP   Common      paid-in   Retained         from  Treasury
(in millions, except shares)                 shares       stock     shares    stock      capital   earnings         ESOP     stock
----------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998                                  $547      $ (84)  $2,769       $8,673     $9,045          $(3)    $(651)
                                                           ----      -----   ------       ------    -------          ---   -------
Comprehensive income
   Net income                                                                                         2,777
   Other comprehensive income, net of tax:
      Translation adjustments
      Unrealized gains (losses) on
         securities available for sale
         arising during the period
      Reclassification adjustment for
         (gains) losses on securities
          available for sale included
          in net income
Total comprehensive income
Common stock issued                      17,258,229                                           82       (201)                   640
Common stock issued for acquisitions      6,185,330                               8           11         (6)                    54
Common stock repurchased                 19,288,479                                                                           (777)
Preferred stock (75,000) issued to ESOP                      75        (80)                    5
Preferred stock released to ESOP                                        64                    (4)
Preferred stock (60,165) converted
   to common shares                       1,550,754         (62)                               2                                60
Preferred stock dividends                                                                               (26)
Common stock dividends                                                                                 (964)
Cash payments received on
   notes receivable from ESOP                                                                                          2
Change in Rabbi trust assets
   (classified as treasury stock)                                                                                              (16)
                                                           ----      -----   ------       ------    -------          ---   -------
Net change                                                   13        (16)       8           96      1,580            2       (39)
                                                           ----      -----   ------       ------    -------          ---   -------

BALANCE SEPTEMBER 30, 1999                                 $560      $(100)  $2,777       $8,769    $10,625          $(1)    $(690)
                                                           ====      =====   ======       ======    =======          ===   =======

BALANCE DECEMBER 31, 1999                                  $344      $ (73)  $2,777       $8,786    $11,196          $(1)  $(1,790)
                                                           ----      -----   ------       ------    -------          ---   -------
Comprehensive income
   Net income                                                                                         3,119
   Other comprehensive income, net
      of tax:
      Translation adjustments
      Unrealized gains (losses) on
         securities available for sale
         arising during the period
      Reclassification adjustment for
        (gains) losses on securities
        available for sale included
        in net income
Total comprehensive income
Common stock issued                      11,563,447                                          272       (391)                   476
Common stock issued for acquisitions     69,120,910                                         (207)        (7)                 2,864
Common stock repurchased                 70,648,755                                                                         (2,889)
Preferred stock (170,000) issued to ESOP                    170       (181)                   11
Preferred stock released to ESOP                                       111                    (7)
Preferred stock (104,789) converted
   to common shares                       2,525,202        (105)                               1                               104
Preferred stock repurchased                  31,600          (1)
Preferred stock dividends                                                                               (13)
Common stock dividends                                                                               (1,076)
Change in Rabbi trust assets
   (classified as treasury stock)                                                                                               (7)
                                                           ----      -----   ------       ------    -------          ---   -------
Net change                                                   64        (70)      --           70      1,632           --       548
                                                           ----      -----   ------       ------    -------          ---   -------

BALANCE SEPTEMBER 30, 2000                                 $408      $(143)  $2,777       $8,856    $12,828          $(1)  $(1,242)
                                                           ====      =====   ======       ======    =======          ===   =======
----------------------------------------------------------------------------------------------------------------------------------


                                                               Cumulative
                                                                    other          Total
                                                            comprehensive  stockholders'
(in millions, except shares)                                       income         equity
----------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998                                           $ 463        $20,759
                                                                    -----        -------
Comprehensive income
   Net income                                                                      2,777
   Other comprehensive income, net of tax:
      Translation adjustments                                           3              3
      Unrealized gains (losses) on securities
         available for sale arising during the period                (212)          (212)
      Reclassification adjustment for
         (gains) losses on securities
         available for sale included in net income                    (12)           (12)
                                                                                 -------
Total comprehensive income                                                         2,556
Common stock issued                                                                  521
Common stock issued for acquisitions                                                  67
Common stock repurchased                                                            (777)
Preferred stock (75,000) issued to ESOP                                               --
Preferred stock released to ESOP                                                      60
Preferred stock (60,165) converted to common shares                                   --
Preferred stock dividends                                                            (26)
Common stock dividends                                                              (964)
Cash payments received
   notes receivable from ESOP                                                          2
Change in Rabbi trust assets (classified as treasury stock)                          (16)
                                                                    -----        -------
Net change                                                           (221)         1,423
                                                                    -----        -------

BALANCE SEPTEMBER 30, 1999                                          $ 242        $22,182
                                                                    =====        =======

BALANCE DECEMBER 31, 1999                                           $ 892        $22,131
                                                                    -----        -------
Comprehensive income
   Net income                                                                      3,119
   Other comprehensive income, net of tax:
      Translation adjustments                                          (2)            (2)
      Unrealized gains (losses) on securities
         available for sale arising during the period                 757            757
      Reclassification adjustment for (gains) losses
         on securities available for sale included
         in net income                                                 62             62
                                                                                 -------
Total comprehensive income                                                         3,936
Common stock issued                                                                  357
Common stock issued for acquisitions                                               2,650
Common stock repurchased                                                          (2,889)
Preferred stock (170,000) issued to ESOP                                              --
Preferred stock released to ESOP                                                     104
Preferred stock (104,789) converted to common shares                                  --
Preferred stock repurchased                                                           (1)
Preferred stock dividends                                                            (13)
Common stock dividends                                                            (1,076)
Change in Rabbi trust assets (classified as treasury stock)                           (7)
                                                                   ------        -------
Net change                                                            817          3,061
                                                                   ------        -------

BALANCE SEPTEMBER 30, 2000                                         $1,709        $25,192
                                                                   ======        =======
----------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                       Nine months ended Sept. 30,
                                                                                ---------------------------------
(in millions)                                                                      2000                      1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 3,119                   $ 2,777
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     803                       770
      Depreciation and amortization                                               1,132                     1,492
      Securities available for sale losses (gains)                                  820                       (19)
      Net venture capital gains                                                  (1,740)                     (287)
      Gains on sales of mortgages held for sale                                     (41)                     (228)
      Gains on sales of loans                                                        (6)                      (32)
      Gains on dispositions of operations                                            (8)                     (102)
      Net gains on dispositions of premises and equipment                           (78)                       (5)
      Release of preferred shares to ESOP                                           104                        60
      Net decrease (increase) in trading assets                                     299                      (518)
      Net increase in accrued interest receivable                                  (209)                     (141)
      Net increase in accrued interest payable                                      190                         5
      Originations of mortgages held for sale                                   (48,917)                  (69,316)
      Proceeds from sales of mortgages held for sale                             46,464                    78,748
      Net increase in loans held for sale                                          (707)                     (560)
      Other assets, net                                                          (1,859)                      438
      Other accrued expenses and liabilities, net                                 3,030                       (61)
                                                                                -------                   -------

Net cash provided by operating activities                                         2,396                    13,021
                                                                                -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                        18,984                     6,979
      Proceeds from prepayments and maturities                                    3,015                     6,485
      Purchases                                                                 (12,701)                  (19,208)
   Net cash paid for acquisitions                                                   938                      (161)
   Net increase in banking subsidiaries' loans resulting from originations
      and collections                                                           (12,543)                   (3,461)
   Proceeds from sales (including participations) of banking subsidiaries'
      loans                                                                         702                     1,691
   Purchases (including participations) of banking subsidiaries' loans             (251)                   (1,211)
   Principal collected on nonbank subsidiaries' loans                             4,081                     4,221
   Nonbank subsidiaries' loans originated                                        (7,180)                   (6,590)
   Cash proceeds from (paid for) dispositions of operations                          11                      (721)
   Proceeds from sales of foreclosed assets                                         202                       145
   Net increase in federal funds sold and securities purchased
      under resale agreements                                                      (599)                      (39)
   Net (increase) decrease in mortgage servicing rights                          (1,384)                        8
   Other, net                                                                    (4,951)                   (3,148)
                                                                                -------                   -------
Net cash used by investing activities                                           (11,676)                  (15,010)
                                                                                -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                           15,365                    (5,949)
   Net (decrease) increase in short-term borrowings                              (6,292)                    3,205
   Proceeds from issuance of long-term debt                                      13,759                    11,958
   Repayment of long-term debt                                                   (8,241)                   (6,727)
   Proceeds from issuance of common stock                                           281                       588
   Repurchase of common stock                                                    (2,889)                     (777)
   Payment of cash dividends on preferred and common stock                       (1,089)                     (990)
   Other, net                                                                      (813)                      (39)
                                                                                -------                   -------

Net cash provided by financing activities                                        10,081                     1,269
                                                                                -------                   -------

   NET CHANGE IN CASH AND DUE FROM BANKS                                            801                      (720)

Cash and due from banks at beginning of period                                   13,250                    12,731
                                                                                -------                   -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $14,051                   $12,011
                                                                                =======                   =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $ 4,839                   $ 3,637
      Income taxes                                                                  585                       666
   Noncash investing and financing activities:
      Transfers from mortgages held for sale to loans                           $ 3,687                   $    --
      Transfers from loans held for sale to loans                                 1,388                     1,221
      Transfers from loans to foreclosed assets                                     138                       175

-----------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  BUSINESS COMBINATIONS
    ---------------------

On November 2, 1998, the merger involving Norwest Corporation and Wells Fargo & Company (the WFC Merger) was completed. Norwest Corporation changed its name to "Wells Fargo & Company" and Wells Fargo & Company (the former Wells Fargo) became a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the WFC Merger is referred to as the former Norwest. Wells Fargo & Company and Subsidiaries is referred to as the Company.

In connection with the WFC Merger, the Company recorded approximately $600 million in restructuring charges in the fourth quarter of 1998. The restructuring plans are evaluated on a regular basis during the integration process. The charges included a severance reserve of $250 million associated with the elimination of about 5% of the Company's positions, most of which has already occurred or is planned to occur by year-end 2000. This reserve was determined based on the Company's existing severance plans for involuntary terminations. Approximately 3,100 employees, totaling approximately $145 million in severance benefits, had entered the severance process through September 30, 2000. The charges also included approximately $250 million related to dispositions of leased and owned premises held for remarketing or sale, and $100 million of other costs associated with exiting activities due to the WFC Merger. Most of the reserves for both premises and other costs were utilized as of September 30, 2000.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the nine months ended September 30, 2000 include:

-------------------------------------------------------------------------------------------------------------------
                                                                                                          Method of
(in millions)                                                                     Date       Assets      Accounting
-------------------------------------------------------------------------------------------------------------------
First Place Financial Corporation, Farmington, New Mexico                   January 18      $   733        Purchase
North County Bancorp, Escondido, California                                 January 27          413        Purchase
Prime Bancshares, Inc., Houston, Texas                                      January 28        1,366        Purchase
Ragen MacKenzie Group Incorporated, Seattle, Washington                       March 16          901        Purchase
Napa National Bancorp, Napa, California                                       March 17          188        Purchase
Servus Financial Corporation, Herndon, Virginia                               March 17          168        Purchase
Michigan Financial Corporation, Marquette, Michigan                           March 30          975        Purchase
Bryan, Pendleton, Swats & McAllister, LLC, Nashville, Tennessee               March 31           12        Purchase
1st Choice Financial Corp., Greeley, Colorado                                  June 13          483        Purchase
First Commerce Bancshares, Inc., Lincoln, Nebraska                             June 16        2,868        Purchase
National Bancorp of Alaska, Inc., Anchorage, Alaska                            July 14        3,518        Purchase
Charter Financial, Inc., New York, New York                                September 1          532        Purchase
Buffalo National Bancshares, Inc., Buffalo, Minnesota                     September 28          123        Purchase
                                                                                            -------
                                                                                            $12,280
                                                                                            =======
-------------------------------------------------------------------------------------------------------------------

In connection with these transactions, the Company paid cash in the aggregate amount of $74 million and issued aggregate common shares of 69 million.

At September 30, 2000, the Company had two pending acquisitions with assets of approximately $25 billion: First Security Corporation, Salt Lake City, Utah, and Brenton Banks, Inc., Des Moines, Iowa. The Company completed its acquisition of First Security on October 25, 2000 and expects to complete its acquisition of Brenton Banks before the end of 2000. The Company issued about 70 million shares of its common stock in the First Security transaction and expects to issue about 6 million shares of its common stock in the Brenton Banks transaction.

2.  Preferred Stock
    ---------------

The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at September 30, 2000, December 31, 1999 and September 30, 1999. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

----------------------------------------------------------------------------------------------------------------------------------
                                          Shares issued and outstanding          Carrying amount (in millions)          Adjustable
                                      ---------------------------------      --------------------------------       dividends rate
                                       SEPT. 30,    Dec. 31,   Sept. 30,     SEPT. 30,     Dec. 31,   Sept. 30,  -----------------
                                           2000        1999        1999          2000         1999        1999   Minimum   Maximum
                                      ---------   ---------    --------      --------      -------    --------   -------   -------
Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)       1,468,400   1,500,000   1,500,000          $ 74         $ 75        $ 75       5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50) (1)   4,000,000   4,000,000   4,000,000           200          200         200       7.0      13.0

Cumulative Tracking
   (Liquidation preference $200) (2)         --          --     980,000            --           --         196        --        --

2000 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       67,101          --          --            67           --          --      11.5      12.5

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       21,506      22,263      22,653            21           22          23     10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        8,131       8,386       8,472             8            8           8     10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       10,542      10,839      13,639            10           11          13      9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       11,711      12,011      21,111            12           12          21      8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       11,785      11,990      19,790            12           12          20     10.00     10.00

ESOP Cumulative Convertible
   (Liquidation preference $1,000)        3,656       3,732       9,532             4            4           9       9.0       9.0

Unearned ESOP shares (3)                     --          --          --          (143)         (73)       (100)       --        --

Less Cumulative Tracking
   held by subsidiary
   (Liquidation preference $200) (2)         --          --      25,000            --           --           5        --        --
                                      ---------   ---------    --------          ----         ----        ----

     Total                            5,602,832   5,569,221   6,550,197          $265         $271        $460
                                      =========   =========   =========          ====         ====        ====
----------------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
                                                                                Quarter                 Nine months
                                                                         ended Sept. 30,             ended Sept. 30,
                                                                  ---------------------       ---------------------
(in millions, except per share amounts)                               2000         1999          2000          1999
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $  1,070     $    962       $ 3,119      $  2,777
Less: Preferred stock dividends                                          4            9            13            26
                                                                  --------     --------       -------      --------
Net income applicable to common stock                             $  1,066     $    953       $ 3,106      $  2,751
                                                                  ========     ========       =======      ========

EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                 $  1,066     $    953       $ 3,106      $  2,751
                                                                  ========     ========       =======      ========

Average common shares outstanding (denominator)                    1,637.7      1,648.6       1,626.0       1,649.0
                                                                  ========     ========       =======      ========

Per share                                                         $    .65     $    .58       $  1.91      $   1.67
                                                                  ========     ========       =======      ========

DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                 $  1,066     $    953       $ 3,106      $  2,751
                                                                  ========     ========       =======      ========

Average common shares outstanding                                  1,637.7      1,648.6       1,626.0       1,649.0
Add:   Stock options                                                  18.2         17.2          15.8          17.3
       Restricted share rights                                         1.1          1.3           1.1           1.6
                                                                  --------     --------       -------      --------
Diluted average common shares outstanding (denominator)            1,657.0      1,667.1       1,642.9       1,667.9
                                                                  ========     ========       =======      ========

Per share                                                         $    .64     $    .57       $  1.89      $   1.65
                                                                  ========     ========       =======      ========
-------------------------------------------------------------------------------------------------------------------

4.  Operating Segments
    ------------------

The Company has identified four lines of business for the purposes of management reporting: Community Banking, Wholesale Banking, Wells Fargo Home Mortgage (formerly Norwest Mortgage) and Wells Fargo Financial (formerly Norwest Financial). The results are based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

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

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $10 million and maintains relationships with major corporations throughout the United States. Wholesale Banking provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, international trade facilities, foreign exchange services, treasury management and investment management. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit. Secondary market services are provided through the Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications, real estate brokerage services and commercial real estate loan servicing.

WELLS FARGO HOME MORTGAGE'S activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others.

WELLS FARGO FINANCIAL includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean and Latin America. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Credit cards are issued to consumer finance customers through two credit card banks. Wells Fargo Financial also provides lease and other commercial financing and provides information services to the consumer finance industry.

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

----------------------------------------------------------------------------------------------------------------------
(income/expense in millions,
average balances in billions)                                Community                Wholesale            Wells Fargo
                                                               Banking                  Banking          Home Mortgage
                                                     -----------------------------------------------------------------
                                                       2000       1999           2000      1999         2000      1999
QUARTER ENDED SEPTEMBER 30,
Net interest income(1)                               $1,789     $1,693         $  413    $  351         $ 40      $ 39
Provision for loan losses                               166        145             29        19            1         3
Noninterest income                                    1,463      1,070            330       308          318       313
Noninterest expense                                   1,790      1,566            335       292          240       242
                                                     ------     ------         ------    ------         ----      ----
Income (loss) before income
   tax expense (benefit)                              1,296      1,052            379       348          117       107
Income tax expense (benefit)(2)                         509        368            140       131           45        39
                                                     ------     ------         ------    ------         ----      ----
Net income (loss)                                    $  787     $  684         $  239    $  217         $ 72      $ 68
                                                     ======     ======         ======    ======         ====      ====

Average loans                                        $   78     $   66         $   41    $   34         $  7      $  2
Average assets                                          137        121             51        42           28        22
Average core deposits                                   120        113             11         9            5         5

NINE MONTHS ENDED SEPTEMBER 30,
Net interest income(1)                               $5,186     $4,873         $1,243    $1,030         $ 82      $152
Provision for loan losses                               485        463             88        84            3        10
Noninterest income                                    4,040      3,197            918       884          923       955
Noninterest expense                                   5,126      4,561            968       834          680       780
                                                     ------     ------         ------    ------         ----      ----
Income (loss) before income
   tax expense (benefit)                              3,615      3,046          1,105       996          322       317
Income tax expense (benefit)(2)                       1,335      1,056            413       370          121       117
                                                     ------     ------         ------    ------         ----      ----
Net income (loss)                                    $2,280     $1,990         $  692    $  626         $201      $200
                                                     ======     ======         ======    ======         ====      ====

Average loans                                        $   73     $   65         $   40    $   34         $  5      $  1
Average assets                                          133        118             49        41           24        24
Average core deposits                                   117        113             10         9            4         5
----------------------------------------------------------------------------------------------------------------------

(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate. (Wells Fargo Home Mortgage's net interest income was composed of interest revenue of $301 million and $201 million for the third quarter of 2000 and 1999, respectively, and $692 million and $674 million for the first nine months of 2000 and 1999, respectively, and interest expense of $261 million and $162 million for the third quarter of 2000 and 1999, respectively, and $610 million and $522 million for the first nine months of 2000 and 1999, respectively.)
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented are also higher than the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.

-----------------------------------------------------------------------------------------------------
(income/expense in millions,                                           Recon-                Consoli-
average balances in billions)            Wells Fargo                ciliation                   dated
                                           Financial                   column(3)              Company
                                    -----------------------------------------------------------------
                                      2000      1999           2000      1999          2000      1999
QUARTER ENDED SEPTEMBER 30,
Net interest income(1)              $  362      $324         $ (23)    $ (25)        $2,581    $2,382
Provision for loan losses               92        72            --         1            288       240
Noninterest income                      82        92            (4)       26          2,189     1,809
Noninterest expense                    246       240            83        78          2,694     2,418
                                    ------      ----         -----     -----         ------    ------
Income (loss) before income
   tax expense (benefit)               106       104          (110)      (78)         1,788     1,533
Income tax expense (benefit)(2)         39        39           (15)       (6)           718       571
                                    ------      ----         -----     -----         ------    ------
Net income (loss)                   $   67      $ 65         $ (95)    $ (72)        $1,070    $  962
                                    ======      ====         =====     =====         ======    ======

Average loans                       $   11      $ 10         $  --     $  --         $  137    $  112
Average assets                          12        11             7         7            235       203
Average core deposits                   --        --            --        --            136       127

NINE MONTHS ENDED SEPTEMBER 30,
Net interest income(1)              $1,054      $977         $ (74)    $ (73)        $7,491    $6,959
Provision for loan losses              227       213            --        --            803       770
Noninterest income                     223       239            88        75          6,192     5,350
Noninterest expense                    743       712           281       237          7,798     7,124
                                    ------      ----         -----     -----         ------    ------
Income (loss) before income
   tax expense (benefit)               307       291          (267)     (235)         5,082     4,415
Income tax expense (benefit)(2)        115       107           (21)      (12)         1,963     1,638
                                    ------      ----         -----     -----         ------    ------
Net income (loss)                   $  192      $184         $(246)    $(223)        $3,119    $2,777
                                    ======      ====         =====     =====         ======    ======

Average loans                       $   10      $ 10         $  --     $  --         $  128    $  110
Average assets                          12        11             6         7            224       201
Average core deposits                   --        --            --        --            131       127
-----------------------------------------------------------------------------------------------------

(3)   The material items in the reconciliation column related to revenue
      (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $(10) million and $22 million; and unallocated items of $(17) million and $(21) million for the third quarter of 2000 and 1999, respectively. Revenue includes Treasury activities of $38 million and $63 million; and unallocated items of $(24) million and $(61) million for the first nine months of 2000 and 1999, respectively. Net income includes Treasury activities of $(6) million and $14 million; and unallocated items of $(89) million and $(86) million for the third quarter of 2000 and 1999, respectively. Net income includes Treasury activities of $23 million and $38 million; and unallocated items of $(269) million and $(261) million for the first nine months of 2000 and 1999, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $82 million and $79 million for the third quarter of 2000 and 1999, respectively, and $244 million and $238 million for the first nine months of 2000 and 1999, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $7 billion for the third quarter of 2000 and 1999, and $6 billion and $7 billion for the first nine months of 2000 and 1999, respectively.

5.  Mortgage Banking Activities
    ---------------------------

Mortgage banking activities include Wells Fargo Home Mortgage and mortgage banking activities in other operating segments.

The managed servicing portfolio totaled $447 billion at September 30, 2000, $293 billion at December 31, 1999 and $286 billion at September 30, 1999, which included loans subserviced for others of $87 billion, $3 billion and $3 billion, respectively. Mortgage loans serviced for others, which are included in the managed servicing portfolio, are not included in the accompanying consolidated balance sheet.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                     Nine months
                                                                     ended Sept. 30,                 ended Sept. 30,
                                                           ------------------------       -------------------------
 (in millions)                                                 2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $4,848          $4,144          $4,483          $3,144
    Originations                                                136             181             395             654
    Purchases                                                   783             150           1,116             522
    Amortization                                               (136)           (139)           (375)           (599)
    Other (principally hedge activity)                         (109)              5             (97)            620
                                                             ------          ------          ------          ------

Balance, end of period                                       $5,522          $4,341          $5,522          $4,341
                                                             ======          ======          ======          ======
-------------------------------------------------------------------------------------------------------------------

The fair value of capitalized mortgage servicing rights included in the consolidated balance sheet at September 30, 2000 was approximately $5.7 billion, calculated using discount rates ranging from 500 to 700 basis points over the ten-year U.S. Treasury rate.

                                                       FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          % Change
                                                               Quarter ended   Sept. 30, 2000 from    Nine months ended
                                                ----------------------------   -------------------  --------------------
                                               SEPT. 30,  June 30,  Sept. 30,  June 30,   Sept. 30,  SEPT. 30,  Sept. 30,        %
(in millions, except per share amounts)            2000      2000       1999      2000        1999       2000       1999    Change
----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income                                     $  1,070  $  1,039   $    962         3%         11%  $  3,119   $  2,777        12%
Net income applicable to common stock             1,066     1,035        953         3          12      3,106      2,751        13

Earnings per common share                      $    .65  $    .64   $    .58         2          12   $   1.91   $   1.67        14
Diluted earnings per common share                   .64       .63        .57         2          12       1.89       1.65        15

Dividends declared per common share                 .22       .22        .20        --          10        .66       .585        13

Average common shares outstanding               1,637.7   1,613.0    1,648.6         2          (1)   1,626.0    1,649.0        (1)
Diluted average common shares outstanding       1,657.0   1,631.8    1,667.1         2          (1)   1,642.9    1,667.9        (1)

Profitability ratios (annualized)
   Net income to average total assets (ROA)        1.81%     1.89%      1.88%       (4)         (4)      1.86%      1.85%        1
   Net income applicable to common stock to
     average common stockholders' equity (ROE)    18.37     19.04      17.97        (4)          2      18.54      17.60         5

Total revenue                                  $  4,770  $  4,562   $  4,191         5          14   $ 13,683   $ 12,309        11

Efficiency ratio (1)                               56.5%     57.6%      57.7%       (2)         (2)      57.0%      57.9%       (2)

Average loans                                  $136,826  $127,000   $112,262         8          22   $128,364   $109,714        17
Average assets                                  235,042   220,766    202,972         6          16    224,129    200,694        12
Average core deposits                           135,713   131,122    126,759         4           7    131,430    127,481         3

Net interest margin                                5.46%     5.55%      5.74%       (2)         (5)      5.52%      5.68%       (3)

NET INCOME AND RATIOS EXCLUDING
GOODWILL AND NONQUALIFYING CORE DEPOSIT
INTANGIBLE AMORTIZATION AND BALANCES
("CASH") (2)
Net income applicable to common stock          $  1,223  $  1,185   $  1,087         3          13   $  3,552   $  3,149        13
Earnings per common share                           .75       .73        .66         3          14       2.18       1.91        14
Diluted earnings per common share                   .74       .73        .65         1          14       2.16       1.89        14
ROA                                                2.17%     2.26%      2.24%       (4)         (3)      2.22%      2.22%       --
ROE                                               35.77     37.16      34.33        (4)          4      35.67      34.04         5
Efficiency ratio                                   52.9      53.9       54.1        (2)         (2)      53.4       54.2        (1)

AT PERIOD END
Securities available for sale                  $ 35,703  $ 34,604   $ 36,906         3          (3)  $ 35,703   $ 36,906        (3)
Loans                                           141,377   135,046    114,709         5          23    141,377    114,709        23
Allowance for loan losses                         3,417     3,349      3,167         2           8      3,417      3,167         8
Goodwill                                          8,899     8,526      7,620         4          17      8,899      7,620        17
Assets                                          241,119   234,159    207,060         3          16    241,119    207,060        16
Core deposits                                   137,692   134,269    125,160         3          10    137,692    125,160        10
Common stockholders' equity                      24,927    22,862     21,722         9          15     24,927     21,722        15
Stockholders' equity                             25,192    23,127     22,182         9          14     25,192     22,182        14
Tier 1 capital (3)                               14,192    13,406     14,005         6           1     14,192     14,005         1
Total capital (3)                                21,821    20,741     18,166         5          20     21,821     18,166        20

Capital ratios
   Common stockholders' equity to assets          10.34%     9.76%     10.49%        6          (1)     10.34%     10.49%       (1)
   Stockholders' equity to assets                 10.45      9.88      10.71         6          (2)     10.45      10.71        (2)
   Risk-based capital (3)
     Tier 1 capital                                7.28      7.04       8.71         3         (16)      7.28       8.71       (16)
     Total capital                                11.20     10.90      11.30         3          (1)     11.20      11.30        (1)
   Leverage (3)                                    6.37      6.37       7.22        --         (12)      6.37       7.22       (12)

Book value per common share                    $  15.20  $  14.12   $  13.17         8          15   $  15.20   $  13.17        15

Staff (active, full-time equivalent)             97,456    94,388     89,528         3           9     97,456     89,528         9

COMMON STOCK PRICE
High                                           $  47.13  $  47.75   $  45.31        (1)          4   $  47.75   $  45.31         5
Low                                               38.73     37.31      36.44         4           6      31.00      32.13        (4)
Period end                                        45.94     38.75      39.63        19          16      45.94      39.63        16
----------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2) Nonqualifying core deposit intangible (CDI) amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pre-tax amount for the average balance of nonqualifying CDI was $1,143 million for the quarter ended September 30, 2000 and $1,178 million for the nine months ended September 30, 2000. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $25 million and $708 million, respectively, for the quarter ended September 30, 2000 and $78 million and $730 million, respectively, for the nine months ended September 30, 2000. Goodwill amortization and average balance (which are not tax effected) were $132 million and $8,768 million, respectively, for the quarter ended September 30, 2000 and $369 million and $8,340 million, respectively, for the nine months ended September 30, 2000.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW
--------

Wells Fargo & Company is a $241 billion diversified financial services company providing banking, mortgage and consumer finance through about 5,400 stores, the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks seventh in assets at September 30, 2000 among U.S. bank holding companies. In this report on Form 10-Q, Wells Fargo & Company and Subsidiaries is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

On November 2, 1998, the merger involving Norwest Corporation and Wells Fargo & Company (the WFC Merger) was completed. Norwest Corporation changed its name to "Wells Fargo & Company" and Wells Fargo & Company (the former Wells Fargo) became a wholly-owned subsidiary of Norwest Corporation. Norwest Corporation as it was before the WFC Merger is referred to as the former Norwest. The WFC Merger was accounted for under the pooling of interests method of accounting.

Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

Net income for the third quarter of 2000 was $1,070 million, compared with $962 million for the third quarter of 1999. Diluted earnings per common share for the third quarter of 2000 were $.64, compared with $.57 for the third quarter of 1999. Net income for the first nine months of 2000 was $3,119 million, or $1.89 per share, compared with $2,777 million, or $1.65 per share, for the first nine months of 1999.

Return on average assets (ROA) was 1.81% and 1.86% in the third quarter and first nine months of 2000, respectively, compared with 1.88% and 1.85% in the same periods of 1999. Return on average common equity (ROE) was 18.37% and 18.54% in the third quarter and first nine months of 2000, respectively, compared with 17.97% and 17.60% in the same periods of 1999.

Diluted earnings before the amortization of goodwill and nonqualifying core deposit intangible ("cash" earnings) in the third quarter and first nine months of 2000 were $.74 and $2.16 per common share, respectively, compared with $.65 and $1.89 per common share in the same periods of 1999. On the same basis, ROA was 2.17% and 2.22% in the third quarter and first nine months of 2000, respectively, compared with 2.24% and 2.22% in the same periods of 1999; ROE was 35.77% and 35.67% in the third quarter and first nine months of 2000, respectively, compared with 34.33% and 34.04% in the same periods of 1999.

Net interest income on a taxable-equivalent basis was $2,596 million and $7,536 million for the third quarter and first nine months of 2000, respectively, compared with $2,399 million and $7,007 million for the same periods of 1999. The Company's net interest margin was 5.46% and 5.52% for the third quarter and first nine months of 2000, respectively, compared with 5.74% and 5.68% for the same periods of 1999.

Noninterest income was $2,189 million and $6,192 million for the third quarter and first nine months of 2000, respectively, compared with $1,809 million and $5,350 million for the same periods of 1999.

Noninterest expense totaled $2,694 million and $7,798 million for the third quarter and first nine months of 2000, respectively, compared with $2,418 million and $7,124 million for the same periods of 1999. The efficiency ratio was 56.5% for the third quarter of 2000, compared with 57.7% for the same quarter of 1999. For the first nine months of 2000 the efficiency ratio was 57.0%, compared with 57.9% for the same period of 1999.

The provision for loan losses was $288 million and $803 million in the third quarter and first nine months of 2000, respectively, compared with $240 million and $770 million in the same periods of 1999. During the third quarter of 2000, net charge-offs were $267 million, or .78% of average total loans (annualized), compared with $241 million, or .85%, during the third quarter of 1999. The allowance for loan losses was $3,417 million, or 2.42% of total loans, at September 30, 2000, compared with $3,170 million, or 2.65%, at December 31, 1999 and $3,167 million, or 2.76%, at September 30, 1999.

At September 30, 2000, total nonaccrual and restructured loans were $902 million or .6% of total loans, compared with $669 million, or .6%, at December 31, 1999 and $698 million, or .6%, at September 30, 1999. Foreclosed assets amounted to $126 million at September 30, 2000, $153 million at December 31, 1999 and $161 million at September 30, 1999.

At September 30, 2000, the ratio of common stockholders' equity to total assets was 10.34%, compared with 10.49% at September 30, 1999. The Company's total risk-based capital (RBC) ratio at September 30, 2000 was 11.20% and its Tier 1 RBC ratio was 7.28%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at September 30, 1999 were 11.30% and 8.71%, respectively. The Company's leverage ratio was 6.37% at September 30, 2000 and 7.22% at September 30, 1999, exceeding the minimum regulatory guideline of 3% for bank holding companies.

MERGER OF WELLS FARGO AND FIRST SECURITY

On October 25, 2000, the merger involving the Company and First Security Corporation (the FSCO Merger) was completed, with First Security Corporation (First Security or FSCO) surviving as a wholly-owned subsidiary of the Company. The FSCO Merger was accounted for under the pooling of interests method of accounting. The FSCO Merger was consummated after September 30, 2000 and this report on Form 10-Q does not give effect to that merger. The results presented in this report represent the results of Wells Fargo & Company as it was before the FSCO Merger for all periods presented.

The Company will file restated financial statements to reflect the FSCO Merger with the Securities and Exchange Commission (SEC). Under the pooling of interests method of accounting, the Company's reported results for prior periods will be restated to include First Security's results. First Security incurred an after-tax loss of about $250 million for the third quarter of 2000, primarily related to losses on sales of securities in its available for sale portfolio, losses on sales of loan portfolios and a provision for loan losses in excess of charge-offs. First Security recorded a non-cash compensation charge resulting from the accelerated vesting and activation of limited stock appreciation rights under the First Security Comprehensive Management Incentive Plan, which was triggered by stockholder approval of the FSCO Merger. For the nine months ended September 30, 2000, First Security incurred an after-tax loss of about $220 million.

The Company expects to incur merger and integration charges related to the FSCO Merger of approximately $375 million in the fourth quarter of 2000 and into 2001. The Company expects that, excluding the impact of the pooling of interests method of accounting and the results of First Security for the nine months ended September 30, 2000, it will meet its diluted cash earnings per share target of $2.91 for the full year 2000.

As a condition to the regulatory approval of the FSCO Merger, the Company was required to divest 39 stores in Idaho, New Mexico, Nevada and Utah having aggregate deposits of approximately $1.5 billion. The Company has entered into agreements to sell these stores. These sales are expected to be completed in the first quarter of 2001.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In July 1999, the FASB issued Statement No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of FAS 133 to no later than January 1, 2001 for the Company's financial statements. FAS 133 requires companies to record derivatives on the balance sheet at fair value. Changes in the fair values of those derivatives would be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value of assets or liabilities or cash flows from forecasted transactions. In June 2000, the FASB issued Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133. The Company does not expect to implement FAS 133 before January 1, 2001 and is in the process of completing the complex analysis required to determine the impact on its financial statements.

In September 2000, the FASB issued Statement No. 140 (FAS 140), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 are effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; and the Company has not yet completed the analysis to determine the impact of the revised provisions on the financial statement that will be issued after March 31, 2001.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

This document and other documents filed by the Company with the SEC have forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements might include one or more of the following:

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

The forward-looking statements in this document include the statement under "Merger of Wells Fargo and First Security" above related to the Company's expectations about meeting its diluted cash earnings per share target of $2.91 for the full year 2000 excluding the impact of the pooling of interests method of accounting for the FSCO Merger and the results of First Security on the Company's results for the nine months ended September 30, 2000.

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

MERGER INVOLVING THE FORMER NORWEST AND THE FORMER WELLS FARGO. One or more factors relating to the WFC Merger could adversely impact the Company's business and earnings and in particular reduce the expected benefits of the WFC Merger to the Company. These factors include the following:

- expected cost savings and/or potential revenue enhancements from the WFC Merger might not be fully realized or realized within the expected time frame;

- deposit attrition (run-off), customer loss and/or revenue loss following the WFC Merger might be greater than expected; and

- costs or difficulties related to the integration of the businesses of the two companies might be greater than expected.

OTHER MERGERS AND ACQUISITIONS. The Company expands its business in part by acquiring banks and other companies engaged in financial services. The Company continues to explore opportunities to acquire banking institutions and other companies. Discussions are continually being carried on related to such acquisitions. Generally, management of the Company does not comment on such discussions or possible acquisitions until a definitive agreement has been signed. A number of factors related to past and future acquisitions could adversely affect the Company's business and earnings, including those described above for the WFC Merger. In addition, the Company's acquisitions generally are subject to approval by federal and, in some cases, state regulatory agencies. The failure to receive required regulatory approvals within the time frame or on the conditions expected by management could also adversely affect the Company's business and earnings.

OPERATING SEGMENT RESULTS
-------------------------

COMMUNITY BANKING'S net income was $787 million in the third quarter of 2000, compared with $684 million in the third quarter of 1999, an increase of 15%. Net income for the first nine months of 2000 was $2,280 million, compared with $1,990 million for the same period of 1999, also an increase of 15%. Net interest income increased to $1,789 million in the third quarter of 2000 from $1,693 million in the third quarter of 1999. Net interest income was $5,186 million for the first nine months of 2000, compared with $4,873 million in the first nine months of 1999. The increase in net interest income was primarily due to an increase in earning assets. The provision for loan losses increased by $21 million and $22 million for the third quarter and first nine months of 2000, respectively. Noninterest income for the third quarter of 2000 increased by $393 million over the same period in 1999. The increase in noninterest income was primarily due to higher venture capital gains, service charges and fees associated with deposit accounts, and trust and investment fees partially offset with losses realized on the sales of securities. Noninterest expense increased by $224 million in the third quarter of 2000, compared with the same period in 1999. A significant portion of this increase was from operating expenses of acquisitions acquired over the past twelve months.

WHOLESALE BANKING'S net income was $239 million in the third quarter of 2000, compared with $217 million in the third quarter of 1999, an increase of 10%. Net income was $692 million for the first nine months of 2000, compared with $626 million in the first nine months of 1999, an increase of 11%. Net interest income was $413 million in the third quarter of 2000 and $351 million in the third quarter of 1999. Net interest income increased to $1,243 million for the first nine months of 2000 from $1,030 million in the first nine months of 1999. The increase in net interest income was due to higher average loan and investment securities balances within all major business lines. Average outstanding loan balances grew to $41 billion in the third quarter of 2000 from $34 billion in the third quarter of 1999. Noninterest income increased to $330 million and $918 million in the third quarter and first nine months of 2000, respectively, from $308 million and $884 million in the same periods of 1999. The increase for both periods was primarily due to income from fees and commissions, foreign exchange, trading securities gains and service charges, partially offset by lower income from loan sales. Noninterest expense increased to $335 million in the third quarter of 2000 and $968 million for the first nine months of 2000 from $292 million and $834 million for the same periods in the prior year. The increase for the first nine months of 2000 was primarily due to higher personnel costs from increased sales and service staff.

WELLS FARGO HOME MORTGAGE'S (formerly Norwest Mortgage) net income in the third quarter of 2000 increased to $72 million from $68 million in the third quarter of 1999, an increase of 6%. Net income was $201 million for the first nine months of 2000, compared with $200 million in the first nine months of 1999. The managed servicing portfolio increased to $431 billion at September 30, 2000 from $277 billion at September 30, 1999. The portfolio includes loans subserviced for others of $87 billion and $3 billion at September 30, 2000 and 1999, respectively. During the third quarter of 2000, Wells Fargo Home Mortgage entered into an agreement to subservice GE Capital Mortgage Services' $84 billion mortgage portfolio. Also in the third quarter, Wells Fargo Home Mortgage acquired the servicing rights to a $35 billion portion of First Union Mortgage Corporation's servicing portfolio. The weighted average coupon on loans in the servicing portfolio was 7.48% at September 30, 2000, compared with 7.30% a year earlier. Total capitalized mortgage servicing rights amounted to $5.5 billion, or 1.59% of the owned servicing portfolio at September 30, 2000, compared with $4.3 billion, or 1.58%, at September 30, 1999. Amortization of capitalized mortgage servicing rights was $136 million and $375 million for the third quarter and first nine months of 2000, respectively, compared with $139 million and $599 million for the same periods of 1999. The decrease in amortization for the first nine months of 2000 was predominantly due to a higher interest rate environment and a decrease in assumed prepayments. Sales of mortgages resulted in net gains of $1 million for the third quarter of 2000 and net gains of $30 million for the first nine months of 2000. This compares with net losses of $29 million for the third quarter of 1999 and net gains of $194 million for the nine months ended September 30, 1999. The increase for the third quarter was largely due to improved market conditions partially offset by decreased loan sales. The decrease for the first nine months of 2000 was largely due to less favorable market conditions earlier in the year and decreased loan sales. Fundings for the third quarter and first nine months of 2000 were $18 billion and $48 billion, respectively, compared with $19 billion and $69 billion for the same periods of the prior year. The percentage of fundings attributed to mortgage loan refinancing was approximately 12% for the third quarter of 2000, compared with 20% for the same period in 1999.

WELLS FARGO FINANCIAL'S (formerly Norwest Financial) net income increased to $67 million in the third quarter of 2000 from $65 million for the same period in 1999, an increase of 3%. Net income increased to $192 million for the first nine months of 2000 from $184 million for the same period in 1999, an increase of 4%. Net interest income increased 12% in the third quarter and 8% the first nine months of 2000, compared with the same periods in 1999, substantially due to an increase in average loans. The provision for loan losses increased 28% in the third quarter of 2000 and 7% in the first nine months of 2000 compared with the same periods in 1999, substantially due to the provision for a credit card portfolio purchased on June 30, 2000.

EARNINGS PERFORMANCE
--------------------

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $2,596 million in the third quarter of 2000, compared with $2,399 million in the third quarter of 1999. The Company's net interest margin was 5.46% in the third quarter of 2000, compared with 5.74% in the third quarter of 1999. Net interest income was $7,536 million in the first nine months of 2000, compared with $7,007 million in the first nine months of 1999. The Company's net interest margin was 5.52% in the first nine months of 2000, compared with 5.68% in the first nine months of 1999. The decrease in the margin from the third quarter and first nine months of 1999 was mostly due to the impact of funding strong loan growth with higher costing short and long-term borrowings, partially offset by improved yields within the investment securities portfolio from the restructuring that occurred during the fourth quarter of 1999 and the first nine months of 2000.

Interest income was reduced by hedging expense of $7 million in the third quarter of 2000, compared with hedging income of $51 million in the same quarter of 1999. Interest expense included hedging expense of $14 million in the third quarter of 2000, compared with hedging income of $24 million in the same quarter of 1999.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 26.

Loans averaged $136.8 billion in the third quarter of 2000, compared with $112.3 billion in the third quarter of 1999. For the first nine months of 2000, loans averaged $128.4 billion, compared with $109.7 billion for the same period of 1999.

Debt securities averaged $33.9 billion during the third quarter of 2000, compared with $34.9 billion in the third quarter of 1999.

Average core deposits were $135.7 billion and $126.8 billion and funded 58% and 62% of the Company's average total assets in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000 and 1999, average core deposits were $131.4 billion and $127.5 billion, respectively, and funded 59% and 64%, respectively, of the Company's average total assets.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended Sept. 30,
                                                                ------------------------------------------------------------
                                                                                      2000                              1999
                                                                --------------------------       ---------------------------
                                                                                  Interest                          Interest
                                                                Average   Yields/   Income/      Average    Yields/   income/
(in millions)                                                   balance    rates   expense       balance     rates   expense
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  2,710     6.19%   $   42      $  1,327      5.13%   $   17
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                2,347     6.50        38         5,915      5.47        85
  Securities of U.S. states and political subdivisions            1,792     8.02        37         1,848      8.31        38
  Mortgage-backed securities:
    Federal agencies                                             22,634     7.39       420        20,840      7.11       374
    Private collateralized mortgage obligations                   1,815     7.59        35         3,003      6.89        53
                                                               --------             ------       -------               -----
      Total mortgage-backed securities                           24,449     7.40       455        23,843      7.08       427
  Other debt securities (4)                                       5,349     8.06        63         3,296      7.76        50
                                                               --------             ------       -------               -----
        Total debt securities available for sale (4)             33,937     7.44       593        34,902      6.91       600
Loans held for sale (3)                                           4,115     8.84        92         4,381      7.24        80
Mortgages held for sale (3)                                      11,116     7.99       224        10,711      7.33       198
Loans:
  Commercial                                                     43,104     9.57     1,037        36,011      8.88       806
  Real estate 1-4 family first mortgage                          16,662     7.86       328        12,236      7.69       236
  Other real estate mortgage                                     21,194     9.02       480        17,243      8.73       379
  Real estate construction                                        5,676     9.89       141         4,189      9.38        99
  Consumer:
    Real estate 1-4 family junior lien mortgage                  15,757    10.43       412        11,817      9.94       294
    Credit card                                                   5,836    14.72       215         5,323     13.95       187
    Other revolving credit and monthly payment                   19,397    12.67       615        16,848     12.06       509
                                                               --------             ------       -------               -----
      Total consumer                                             40,990    12.10     1,242        33,988     11.62       990
  Lease financing                                                 7,577     7.96       151         7,070      7.76       137
  Foreign                                                         1,623    21.06        85         1,525     20.88        80
                                                               --------             ------       -------               -----
        Total loans (5)                                         136,826    10.10     3,464       112,262      9.67     2,727
Other                                                             3,009     6.47        49         3,067      4.68        36
                                                               --------             ------       -------               -----
          Total earning assets                                 $191,713     9.38     4,464      $166,650      8.75     3,658
                                                               ========             ------      ========               -----

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  2,907     2.10        16      $  2,723       .92         6
  Market rate and other savings                                  59,497     2.89       431        56,339      2.23       317
  Savings certificates                                           26,073     5.47       359        25,262      4.66       297
  Other time deposits                                             4,242     5.91        63         3,276      4.86        40
  Deposits in foreign offices                                     6,134     6.53       101         1,552      4.86        19
                                                               --------             ------       -------               -----
      Total interest-bearing deposits                            98,853     3.90       970        89,152      3.02       679
Short-term borrowings                                            24,983     6.44       404        17,649      5.09       226
Long-term debt                                                   27,739     6.90       479        23,112      5.85       339
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           785     7.84        15           785      7.56        15
                                                               --------             ------       -------               -----
        Total interest-bearing liabilities                      152,360     4.88     1,868       130,698      3.83     1,259
Portion of noninterest-bearing funding sources                   39,353       --        --        35,952        --        --
                                                               --------             ------       -------               -----
          Total funding sources                                $191,713     3.92     1,868      $166,650      3.01     1,259
                                                               ========             ------      ========               -----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                            5.46%   $2,596                    5.74%   $2,399
                                                                            ====    ======                   =====    ======

NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 12,392                         $ 11,196
Goodwill                                                          8,768                            7,674
Other                                                            22,169                           17,452
                                                               --------                         --------
          Total noninterest-earning assets                     $ 43,329                         $ 36,322
                                                               ========                         ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 47,236                         $ 42,435
Other liabilities                                                12,108                            8,337
Preferred stockholders' equity                                      264                              460
Common stockholders' equity                                      23,074                           21,042
Noninterest-bearing funding sources used to
  fund earning assets                                           (39,353)                         (35,952)
                                                               --------                         --------
          Net noninterest-bearing funding sources              $ 43,329                         $ 36,322
                                                               ========                         ========

TOTAL ASSETS                                                   $235,042                         $202,972
                                                               ========                         ========
----------------------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 9.50% and 8.10% for the quarters ended September 30, 2000 and 1999, respectively, and 9.15% and 7.87% for the nine months ended September 30, 2000 and 1999, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 6.62% and 5.44% for the quarters ended September 30, 2000 and 1999, respectively, and 6.46% and 5.17% for the nine months ended September 30, 2000 and 1999, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)  Yields are based on amortized cost balances.
(4)  Includes certain preferred securities.
(5) Nonaccrual loans and related income are included in their respective loan categories.
(6) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Nine ended Sept. 30,
                                                                ------------------------------------------------------------
                                                                                      2000                              1999
                                                                --------------------------       ---------------------------
                                                                                  Interest                          Interest
                                                                Average   Yields/   Income/      Average   Yields/    income/
(in millions)                                                   balance    rates   expense       balance    rates    expense
----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  2,301     6.06%  $   104      $  1,311     4.95%  $     49
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                2,980     6.03       140         5,608     5.43        233
  Securities of U.S. states and political subdivisions            1,826     8.01       111         1,797     8.36        108
  Mortgage-backed securities:
    Federal agencies                                             23,363     7.29     1,295        19,923     6.81      1,014
    Private collateralized mortgage obligations                   1,965     7.55       115         3,156     6.82        162
                                                               --------             ------      --------              ------
      Total mortgage-backed securities                           25,328     7.31     1,410        23,079     6.81      1,176
  Other debt securities (4)                                       5,087     7.71       176         2,906     7.65        136
                                                               --------             ------      --------              ------
        Total debt securities available for sale (4)             35,221     7.27     1,837        33,390     6.71      1,653
Loans held for sale (3)                                           5,014     8.48       318         5,182     7.23        280
Mortgages held for sale (3)                                       9,447     7.91       566        12,774     6.97        671
Loans:
  Commercial                                                     41,298     9.40     2,905        35,512     8.66      2,302
  Real estate 1-4 family first mortgage                          14,502     7.78       846        12,134     8.44        767
  Other real estate mortgage                                     20,429     9.06     1,385        16,985     8.82      1,121
  Real estate construction                                        5,203     9.66       376         4,044     9.34        283
  Consumer:
    Real estate 1-4 family junior lien mortgage                  14,535    10.34     1,126        11,336     9.07        770
    Credit card                                                   5,450    14.32       585         5,402    13.77        558
    Other revolving credit and monthly payment                   17,713    12.59     1,671        15,983    12.38      1,482
                                                               --------             ------      --------              ------
      Total consumer                                             37,698    11.97     3,382        32,721    11.46      2,810
  Lease financing                                                 7,624     7.82       447         6,813     7.81        399
  Foreign                                                         1,610    21.33       258         1,505    20.99        237
                                                               --------             ------      --------              ------
        Total loans (5)                                         128,364     9.98     9,599       109,714     9.64      7,919
Other                                                             3,096     6.05       141         2,636     5.17        101
                                                               --------             ------      --------              ------
          Total earning assets                                 $183,443     9.21    12,565      $165,007     8.66     10,673
                                                               ========             ------      ========              ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  3,034     1.75        39      $  2,764      .89         18
  Market rate and other savings                                  58,189     2.70     1,178        55,996     2.28        956
  Savings certificates                                           25,207     5.18       978        26,077     4.76        929
  Other time deposits                                             3,753     5.63       158         3,528     4.97        131
  Deposits in foreign offices                                     5,341     6.17       247         1,212     4.51         41
                                                               --------             ------      --------              ------
      Total interest-bearing deposits                            95,524     3.64     2,600        89,577     3.10      2,075
Short-term borrowings                                            24,623     6.12     1,128        17,567     4.83        635
Long-term debt                                                   25,192     6.64     1,255        20,903     5.81        912
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           785     7.78        46           785     7.54         44
                                                               --------             ------      --------              ------
        Total interest-bearing liabilities                      146,124     4.59     5,029       128,832     3.80      3,666
Portion of noninterest-bearing funding sources                   37,319       --        --        36,175       --         --
                                                               --------             ------      --------              ------
          Total funding sources                                $183,443     3.69     5,029      $165,007     2.98      3,666
                                                               ========             ------      ========              ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                            5.52%   $7,536                   5.68%    $7,007
                                                                           =====    ======                  =====     ======

NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 11,978                         $ 11,184
Goodwill                                                          8,340                            7,688
Other                                                            20,368                           16,815
                                                               --------                         --------
          Total noninterest-earning assets                     $ 40,686                         $ 35,687
                                                               ========                         ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 45,000                         $ 42,644
Other liabilities                                                10,366                            7,866
Preferred stockholders' equity                                      266                              460
Common stockholders' equity                                      22,373                           20,892
Noninterest-bearing funding sources used to
  fund earning assets                                           (37,319)                         (36,175)
                                                               --------                         --------
          Net noninterest-bearing funding sources              $ 40,686                         $ 35,687
                                                               ========                         ========

TOTAL ASSETS                                                   $224,129                         $200,694
                                                               ========                         ========
----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter                     Nine months
                                                             ended Sept. 30,                 ended Sept. 30,
                                                             --------------        %         --------------       %
(in millions)                                               2000       1999   Change        2000       1999  Change
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $  413     $  385        7%     $1,201     $1,096      10
Trust and investment fees:
   Asset management and custody fees                         177        157       13         513        461      11
   Mutual fund and annuity sales fees                        173        137       26         501        395      27
   All other                                                  25         23        9          81         76       7
                                                         -------     ------              -------    -------
     Total trust and investment fees                         375        317       18       1,095        932      17

Credit card fees                                             146        138        6         395        395      --
Other fees:
   Cash network fees                                          78         73        7         226        201      12
   Charges and fees on loans                                  92         78       18         252        241       5
   All other                                                 151        107       41         406        321      26
                                                         -------     ------              -------    -------
     Total other fees                                        321        258       24         884        763      16

Mortgage banking:
   Origination and other closing fees                         94        101       (7)        242        330     (27)
   Servicing fees, net of amortization                       171        176       (3)        492        231     113
   Net gains (losses) on sales of mortgages                    2        (16)      --          41        228     (82)
   All other                                                  47         57      (18)        149        180     (17)
                                                         -------     ------               ------     ------
     Total mortgage banking                                  314        318       (1)        924        969      (5)

Insurance                                                     76         95      (20)        282        299      (6)
Net venture capital gains                                    535        162      230       1,740        287     506
Net (losses) gains on securities available for sale         (179)        (2)      --        (820)        19      --
Income from equity investments accounted
  for by the:
   Cost method                                                18         35      (49)        145         99      46
   Equity method                                              13         18      (28)         91         59      54
Net gains on sales of loans                                    1          6      (83)          6         32     (81)
Net gains on dispositions of operations                        2         --       --           8        102     (92)
All other                                                    154         79      (95)        241        298     (19)
                                                         -------     ------               ------     ------

     Total                                                $2,189     $1,809       21%     $6,192     $5,350      16%
                                                         =======     ======     ====     =======     ======   =====

-------------------------------------------------------------------------------------------------------------------

The increase in mutual fund fees for the third quarter of 2000 was due to the overall growth in mutual fund assets. The Company managed mutual funds with $66 billion of assets at September 30, 2000, compared with $55 billion at September 30, 1999. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $448 billion and $402 billion at September 30, 2000 and 1999, respectively.

The increase in net venture capital gains during the third quarter and first nine months of 2000 was due to net gains (including other-than-temporary impairment of marketable and nonmarketable securities) on various venture capital securities, including a $560 million gain that was recognized during the first quarter on the Company's investment in Siara Systems. Gains from venture capital securities are generally dependent on the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

The net losses on securities available for sale during the third quarter and first nine months of 2000 were predominantly due to the restructuring of the portfolio.

"All other" noninterest income in the first nine months of 2000 included writedowns of auto lease residuals of about $160 million due to continued deterioration in the used car market, compared with $36 million in the first nine months of 1999. In the third quarter of 2000, the Company entered into a residual loss insurance policy that covers substantially all additional declines in residual values for the leases in the portfolio as of June 30, 2000.

NONINTEREST EXPENSE

------------------------------------------------------------------------------------------------------------------
                                                             Quarter                         Nine months
                                                      ended Sept. 30,                     ended Sept. 30,
                                                      --------------        %             --------------         %
(in millions)                                         2000      1999   Change            2000       1999    Change
------------------------------------------------------------------------------------------------------------------
Salaries                                            $  869    $  776       12%         $2,525     $2,251        12%
Incentive compensation                                 177       124       43             467        393        19
Employee benefits                                      216       208        4             673        624         8
Equipment                                              193       193       --             575        566         2
Net occupancy                                          222       205        8             666        576        16
Goodwill                                               132       106       25             369        314        18
Core deposit intangible:
   Nonqualifying (1)                                    41        44       (7)            125        135        (7)
   Qualifying                                            3         5      (40)             11         16       (31)
Net (gains) losses on dispositions of
   premises and equipment                              (30)        6       --             (78)        (5)       --
Contract services                                      132       119       11             360        320        13
Outside professional services                          114        83       37             288        243        19
Outside data processing                                 78        69       13             219        207         6
Telecommunications                                      71        66        8             206        191         8
Travel and entertainment                                66        58       14             189        173         9
Advertising and promotion                               80        54       48             210        160        31
Postage                                                 59        54        9             176        169         4
Stationery and supplies                                 50        44       14             149        122        22
Insurance                                               30        41      (27)            126        127        (1)
Operating losses                                        46        25       84             111         91        22
Security                                                22        22       --              66         64         3
All other                                              123       116        6             365        387        (6)
                                                   -------   -------                  -------    -------

   Total                                            $2,694    $2,418       11%         $7,798     $7,124         9%
                                                   =======   =======      ===         =======    =======      ====
------------------------------------------------------------------------------------------------------------------

(1) Represents amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

INCOME TAXES

The Company's effective income tax rate was 40% for the third quarter of 2000 and 39% for the first nine months of 2000, compared with 37% for the same periods of 1999. The increase in the effective tax rate for the third quarter of 2000 was primarily due to the accrual of deferred taxes of $36 million on undistributed earnings of a foreign subsidiary that the Company intends to repatriate.

EARNINGS/RATIOS EXCLUDING GOODWILL AND NONQUALIFYING CDI

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" earnings) for the quarter ended September 30, 2000.

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                              Sept. 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                                     Amortization
                                                                        -------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                        $1,788              $132              $41            $1,961
   Income tax expense                                      718                --               16               734
                                                        ------              ----              ---            ------
Net income                                               1,070               132               25             1,227
   Preferred stock dividends                                 4                --               --                 4
                                                        ------              ----              ---            ------
Net income applicable to common stock                   $1,066              $132              $25            $1,223
                                                        ======              ====              ===            ======
Earnings per common share                               $  .65                                               $  .75
                                                        ======                                               ======
Diluted earnings per common share                       $  .64                                               $  .74
                                                        ======                                               ======
-------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended September 30, 2000 were calculated as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                        Sept. 30, 2000
-------------------------------------------------------------------------------------------------------------------
                                    ROA:             A/(C-E-F)      =   2.17%
                                    ROE:             B/(D-E-G)      =  35.77%
                                    Efficiency:      (H-I)/J        =   52.9%

Net income                                                                                            $  1,227(A)
Net income applicable to common stock                                                                    1,223(B)
Average total assets                                                                                   235,042(C)
Average common stockholders' equity                                                                     23,074(D)
Average goodwill                                                                                         8,768(E)
Average pretax nonqualifying core deposit intangible                                                     1,143(F)
Average after-tax nonqualifying core deposit intangible                                                    708(G)
Noninterest expense                                                                                      2,694(H)
Amortization expense for goodwill and nonqualifying core deposit intangible                                173(I)
Net interest income plus noninterest income                                                              4,770(J)
-------------------------------------------------------------------------------------------------------------------

These calculations were specifically formulated by the Company and may not be comparable to similarly titled measures reported by other companies. Also, "cash" earnings are not entirely available for use by management. See the Consolidated Statement of Cash Flows for other information regarding funds available for use by management.

BALANCE SHEET ANALYSIS
----------------------

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

--------------------------------------------------------------------------------------------------------
                                                        SEPTEMBER 30,      December 31,     September 30,
                                                                2000              1999              1999
                                                    ----------------  ----------------   ---------------
                                                           ESTIMATED         Estimated         Estimated
                                                                FAIR              fair              fair
(in millions)                                          COST    VALUE     Cost    value     Cost    value
--------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
   federal agencies                                 $ 2,497  $ 2,529  $ 5,956  $ 5,631  $ 6,540  $ 6,276
Securities of U.S. states and
   political subdivisions                             1,916    1,936    2,041    2,061    2,054    2,048
Mortgage-backed securities:
   Federal agencies                                  22,432   22,568   22,774   22,547   21,947   21,737
   Private collateralized mortgage obligations (1)    1,326    1,302    2,855    2,804    3,063    2,977
                                                    -------  -------  -------  -------  -------  -------
     Total mortgage-backed securities                23,758   23,870   25,629   25,351   25,010   24,714
Other                                                 2,425    2,353    2,289    2,204    2,396    2,312
                                                    -------  -------  -------  -------  -------  -------
   Total debt securities                             30,596   30,688   35,915   35,247   36,000   35,350
Marketable equity securities                          2,498    5,015    1,314    3,271      500    1,556
                                                    -------  -------  -------  -------  -------  -------

       Total                                        $33,094  $35,703  $37,229  $38,518  $36,500  $36,906
                                                    =======  =======  =======  =======  =======  =======
--------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------
                                                 SEPT. 30,          Dec. 31,          Sept. 30,
(in millions)                                        2000              1999               1999
----------------------------------------------------------------------------------------------
Estimated unrealized gross gains                   $2,815            $2,174             $1,341
Estimated unrealized gross losses                    (206)             (885)              (935)
                                                   ------            ------             ------
Estimated unrealized net gain                      $2,609            $1,289             $  406
                                                   ======            ======             ======
----------------------------------------------------------------------------------------------

The following table provides the components of the realized net loss on the sales of securities from the securities available for sale portfolio. (Realized gains on marketable equity securities from venture capital investments are reported as net venture capital gains.)

----------------------------------------------------------------------------------------------
                                                             Quarter               Nine months
                                                      ended Sept. 30,           ended Sept. 30,
                                                    ----------------         -----------------
(in millions)                                       2000        1999         2000         1999
----------------------------------------------------------------------------------------------
Realized gross gains                               $  17        $ 7         $  53          $52
Realized gross losses                               (196)        (9)         (873)         (33)
                                                   -----         ---        -----          ---
Realized net (losses) gains                        $(179)       $(2)        $(820)         $19
                                                   =====         ===        =====          ===
----------------------------------------------------------------------------------------------

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 7 years and 7 months at September 30, 2000. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At September 30, 2000, mortgage-backed securities, including collateralized mortgage obligations, were $23.9 billion, or 66.9% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on that rate scenario, mortgage-backed securities would decrease in fair value from $23.9 billion to $21.1 billion and the expected remaining maturity of these securities would increase from 8 years and 3 months to 8 years and 9 months.

LOAN PORTFOLIO

------------------------------------------------------------------------------------------------------------------
                                                                                                          % Change
                                                                                               Sept. 30, 2000 from
                                                                                           -----------------------
                                                   SEPT. 30,     Dec. 31,    Sept. 30,     Dec. 31,       Sept. 30,
(in millions)                                          2000         1999         1999         1999            1999
------------------------------------------------------------------------------------------------------------------
Commercial (1)                                     $ 44,204     $ 38,688     $ 37,222           14%             19%
Real estate 1-4 family first mortgage                18,392       12,398       12,375           48              49
Other real estate mortgage (2)                       21,484       19,178       17,653           12              22
Real estate construction                              5,867        4,711        4,381           25              34
Consumer:
   Real estate 1-4 family junior lien mortgage       16,305       12,938       12,171           26              34
   Credit card                                        5,903        5,472        5,347            8              10
   Other revolving credit and monthly payment        19,680       16,656       16,709           18              18
                                                    -------      -------      -------
     Total consumer                                  41,888       35,066       34,227           19              22
Lease financing                                       7,951        7,850        7,292            1               9
Foreign                                               1,591        1,573        1,559            1               2
                                                    -------      -------      -------

     Total loans (net of unearned income,
       including net deferred loan fees, of
       $3,292, $3,200 and $3,003                   $141,377     $119,464     $114,709           18%             23%
                                                   ========     ========     ========           ===            ===
------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,282 million, $3,103 million and $2,863 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.
(2) Includes agricultural loans that are secured by real estate of $1,069 million, $1,061 million and $1,008 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

----------------------------------------------------------------------------------------------
                                                           SEPT. 30,      Dec. 31,    Sept. 30,
(in millions)                                                  2000          1999         1999
----------------------------------------------------------------------------------------------

Nonaccrual loans:
   Commercial (2)                                            $  554          $344         $360
   Real estate 1-4 family first mortgage                        113           127          148
   Other real estate mortgage (3)                               114           112          108
   Real estate construction                                      14             7           10
   Consumer:
     Real estate 1-4 family junior lien mortgage                 12            17           14
     Other revolving credit and monthly payment                  35            27           26
                                                             ------          ----         ----
       Total consumer                                            47            44           40
   Lease financing                                               50            22           23
   Foreign                                                        8             9            8
                                                             ------          ----         ----
     Total nonaccrual loans (4)                                 900           665          697
Restructured loans                                                2             4            1
                                                             ------          ----         ----
Nonaccrual and restructured loans                               902           669          698
As a percentage of total loans                                   .6%           .6%          .6%

Foreclosed assets                                               126           153          161
Real estate investments (5)                                      28            33           34
                                                             ------          ----         ----
Total nonaccrual and restructured loans
   and other assets                                          $1,056          $855         $893
                                                             ======          ====         ====
----------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes commercial agricultural loans of $31 million, $40 million and $36 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.
(3) Includes agricultural loans secured by real estate of $11 million, $16 million and $14 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.
(4) Of the total nonaccrual loans, $526 million, $358 million and $364 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $72 million, $89 million and $108 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

----------------------------------------------------------------------------------------------
                                                 SEPT. 30,            Dec. 31,        Sept. 30,
(in millions)                                        2000                1999             1999
----------------------------------------------------------------------------------------------
Impairment measurement based on:
  Collateral value method                            $185                $174             $186
  Discounted cash flow method                         162                  74               56
  Historical loss factors                             181                 114              123
                                                     ----                ----             ----
    Total (1)                                        $528                $362             $365
                                                     ====                ====             ====
----------------------------------------------------------------------------------------------

(1) Includes $272 million, $196 million and $216 million of impaired loans with a related FAS 114 allowance of $59 million, $43 million and $38 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

The average recorded investment in impaired loans was $479 million and $366 million during the third quarter of 2000 and 1999, respectively, and $417 million and $373 million during the first nine months of 2000 and 1999, respectively. Total interest income recognized on impaired loans was $1 million and $2 million during the third quarter of 2000 and 1999, respectively, and $4 million and $6 million during the first nine months of 2000 and 1999, respectively, a majority of which was recorded using the cash method.

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

----------------------------------------------------------------------------------------------
                                                         SEPT. 30,       Dec. 31,     Sept. 30,
(in millions)                                                2000           1999          1999
----------------------------------------------------------------------------------------------
Commercial                                                   $ 56           $ 24          $ 86
Real estate 1-4 family first mortgage                          33             39            48
Other real estate mortgage                                     18             15            26
Real estate construction                                       12              4            12
Consumer:
  Real estate 1-4 family junior lien mortgage                  40             35            29
  Credit card                                                 132             99           102
  Other revolving credit and monthly payment                  232            185           163
                                                             ----           ----          ----
    Total consumer                                            404            319           294
                                                             ----           ----          ----
  Total                                                      $523           $401          $466
                                                             ====           ====          ====
----------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------
                                                              Quarter              Nine months
                                                       ended Sept. 30,          ended Sept. 30,
                                                      ---------------         ----------------
(in millions)                                         2000       1999         2000        1999
----------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                        $3,349     $3,165       $3,170      $3,134

Allowances related to business combinations, net        47          3          211          38

Provision for loan losses                              288        240          803         770

Loan charge-offs:
  Commercial                                           (93)       (93)        (283)       (285)
  Real estate 1-4 family first mortgage                 (4)        (3)         (10)        (22)
  Other real estate mortgage                            (9)        (8)         (25)        (20)
  Real estate construction                              (1)        --           (5)         (1)
  Consumer:
    Real estate 1-4 family junior lien mortgage         (6)        (7)         (23)        (22)
    Credit card                                        (86)       (93)        (252)       (299)
    Other revolving credit and monthly payment        (130)      (122)        (381)       (358)
                                                    ------     ------       ------      ------
    Total consumer                                    (222)      (222)        (656)       (679)
  Lease financing                                       (9)        (9)         (31)        (30)
  Foreign                                              (20)       (18)         (65)        (57)
                                                    ------     ------       ------      ------
    Total loan charge-offs                            (358)      (353)      (1,075)     (1,094)
                                                    ------     ------       ------      ------

Loan recoveries:
  Commercial                                            17         25           68          61
  Real estate 1-4 family first mortgage                  1          3            3           6
  Other real estate mortgage                             3          4           10          33
  Real estate construction                               1         --            3           4
  Consumer:
    Real estate 1-4 family junior lien mortgage          2          3           10          10
    Credit card                                          9         10           27          36
    Other revolving credit and monthly payment          49         60          152         149
                                                    ------     ------       ------      ------
    Total consumer                                      60         73          189         195
  Lease financing                                        3          3            9           9
  Foreign                                                6          4           26          11
                                                    ------     ------       ------      ------
    Total loan recoveries                               91        112          308         319
                                                    ------     ------       ------      ------
         Total net loan charge-offs                   (267)      (241)        (767)       (775)
                                                    ------     ------       ------      ------

BALANCE, END OF PERIOD                              $3,417     $3,167       $3,417      $3,167
                                                    ======     ======       ======      ======

Total net loan charge-offs as a percentage
  of average total loans (annualized)                  .78%       .85%         .80%        .94%
                                                    ======     ======       ======      ======

Allowance as a percentage of total loans              2.42%      2.76%        2.42%       2.76%
                                                    ======     ======       ======      ======
----------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,417 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at September 30, 2000. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

----------------------------------------------------------------------------------------------
                                                SEPT. 30,            Dec. 31,         Sept. 30,
(in millions)                                       2000                1999              1999
----------------------------------------------------------------------------------------------
Nonmarketable equity investments                 $ 4,047             $ 3,347           $ 2,687
Trading assets                                     2,368               2,667             2,326
Government National Mortgage Association
   (GNMA) pool buy outs                            1,400               1,516             1,983
Interest receivable                                1,378               1,169             1,203
Certain identifiable intangible assets               220                 230               235
Foreclosed assets                                    126                 153               213
Due from customers on acceptances                    110                 103                99
Interest-earning deposits                            101                 196                87
Other                                              7,960               5,967             5,282
                                                 -------             -------           -------

    Total interest receivable and other assets   $17,710             $15,348           $14,115
                                                 =======             =======           =======
----------------------------------------------------------------------------------------------

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

Trading assets largely consist of securities, including U.S. government agency obligations, commercial papers, and U.S. Treasury securities. Interest income from trading assets was $26 million and $19 million in the third quarter of 2000 and 1999, respectively, and $71 million and $49 million in the first nine months of 2000 and 1999, respectively. Noninterest income from trading assets was $41 million and $6 million in the third quarter of 2000 and 1999, respectively, and $154 million and $71 million in the first nine months of 2000 and 1999, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $11 million in the third quarter of 2000 and 1999.

A major portion of the increase in "Other" was due to an increase in security trades pending settlement.

DEPOSITS

----------------------------------------------------------------------------------------------
                                                SEPT. 30,            Dec. 31,         Sept. 30,
(in millions)                                       2000                1999              1999
----------------------------------------------------------------------------------------------
Noninterest-bearing                             $ 48,741            $ 42,916          $ 41,872
Interest-bearing checking                          2,243               3,083             2,736
Market rate and other savings                     60,500              55,791            55,641
Savings certificates                              26,208              24,408            24,911
                                                --------            --------          --------
  Core deposits                                  137,692             126,198           125,160
Other time deposits                                4,266               3,255             3,213
Deposits in foreign offices                        9,011               3,255             3,184
                                                --------            --------          --------

   Total deposits                               $150,969            $132,708          $131,557
                                                ========            ========          ========

----------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

----------------------------------------------------------------------------------------------------------
                                                                                                To be well
                                                                                         capitalized under
                                                                                                the FDICIA
                                                                        For capital      prompt corrective
                                                       Actual     adequacy purposes      action provisions
                                              ---------------     -----------------      -----------------
(in billions)                                  Amount   Ratio      Amount     Ratio        Amount    Ratio
-------------                                 -------   -----      ------     -----        ------    -----
As of September 30, 2000:
   Total capital (to risk-weighted assets)
       Wells Fargo & Company                  $  21.8   11.20%   > $ 15.6    > 8.00%
                                                                 -           -
       Wells Fargo Bank Minnesota, N.A.           3.1   11.37    >    2.2    > 8.00         > 2.7   >10.00%
         (formerly Norwest Bank                                  -           -              -       -
         Minnesota, N.A.)
       Wells Fargo Bank, N.A.                    11.4   12.76    >    7.1    > 8.00         > 8.9   >10.00
                                                                 -           -              -       -
   Tier 1 capital (to risk-weighted assets)
       Wells Fargo & Company                  $  14.2    7.28%   > $  7.8    > 4.00%
                                                                 -           -
       Wells Fargo Bank Minnesota, N.A.           2.9   10.44    >    1.1    > 4.00         > 1.6   > 6.00%
                                                                 -           -              -       -
       Wells Fargo Bank, N.A.                     6.8    7.67    >    3.6    > 4.00         > 5.4   > 6.00
                                                                 -           -              -       -
   Tier 1 capital (to average assets)
     (Leverage ratio)
       Wells Fargo & Company                  $  14.2    6.37%   > $  8.9    > 4.00%(1)
                                                                 -           -
       Wells Fargo Bank Minnesota, N.A.           2.9    5.70    >    2.0    > 4.00(1)      > 2.5   > 5.00%
                                                                 -           -              -       -
       Wells Fargo Bank, N.A.                     6.8    7.01    >    3.9    > 4.00(1)      > 4.9   > 5.00
                                                                 -           -              -       -
----------------------------------------------------------------------------------------------------------

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

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and net fair value of the Company's derivative financial instruments at September 30, 2000 and December 31, 1999.

--------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2000                    December 31, 1999
                                -----------------------------------  -----------------------------------
                                NOTIONAL OR      CREDIT   ESTIMATED  Notional or      Credit   Estimated
                                CONTRACTUAL        RISK    NET FAIR  contractual        risk    net fair
(in millions)                        AMOUNT   AMOUNT (3)      VALUE       amount   amount (3)      value
--------------------------------------------------------------------------------------------------------
ASSET/LIABILITY MANAGEMENT
  HEDGES
Interest rate contracts:
  Swaps (1)                         $29,979     $   154     $   (33)     $31,570     $    93     $  (243)
  Futures                            51,166          --          --       50,725          --          --
  Floors and caps (1)                29,623          70          65       41,142         110         110
  Options (1)(2)                     13,054          34          30       11,940          22          43
  Forwards (1)                       25,761          38         (51)      22,528         108          43

Foreign exchange contracts:
  Forwards (1)                           --          --          --          138           1          --

CUSTOMER ACCOMMODATIONS
Interest rate contracts:
  Swaps (1)                          39,963         253         (57)      21,702         158         (10)
  Futures                            20,579          --          --       22,839          --          --
  Floors and caps purchased (1)      10,880          83          83        6,130          51          51
  Floors and caps written            11,578          --         (69)       5,804          --         (53)
  Options purchased (1)               1,015          --          --          741          30          30
  Options written                        --          --          --        1,101          --         (51)
  Forwards (1)                           --          --          --          164           6           1

Commodity contracts:
  Swaps (1)                             113          42           1          116          10          --
  Floors and caps purchased (1)          71          12          12           30           2           2
  Floors and caps written                71          --         (12)          30          --          (2)

Foreign exchange contracts:
  Forwards (1)                        4,519          91          15        4,234          62          28
  Options purchased (1)                  68           2           2           41          --          --
  Options written                        65          --          (2)          42          --          (1)

--------------------------------------------------------------------------------------------------------

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

In June 1999, the Parent filed a shelf registration statement with the SEC under which the Company may issue up to $10 billion in debt and equity securities, excluding common stock, except for common stock issuable upon the exercise or conversion of debt and equity securities. That registration statement, together with the $150 million issuance authority remaining on the Company's registration statements filed in 1993 and 1995, permits the Company to issue an aggregate of $10.15 billion in such debt and equity securities. Under those registration statements, the Company had issued a total of $8.85 billion in debt securities as of September 30, 2000. In November 2000, the Company issued an additional $600 million in debt securities under those registration statements. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future are, expected to be used for general corporate purposes.

The Parent had a new shelf registration statement declared effective by the SEC on October 16, 2000, under which the Company may issue $10 billion in debt and equity securities, excluding common stock, except for common stock issuable upon the exercise or conversion of debt and equity securities. The proceeds from the issuances will be used for general corporate purposes.

In April 1999, Wells Fargo Financial, Inc. (WFFI) filed a shelf registration statement with the SEC, under which WFFI may issue up to $2 billion in senior or subordinated debt securities. As of September 30, 2000, WFFI had issued a total of $1.85 billion in debt securities under that registration statement. Also in 1999, a subsidiary of WFFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1 billion (Canadian) in debt securities, and had issued $515 million (Canadian) in debt securities from that registration statement as of September 30, 2000.

Effective April 18, 2000, WFFI filed a shelf registration statement with the SEC, under which WFFI may issue up to $3 billion in debt securities. As of September 30, 2000, $600 million in debt securities had been issued.

The Company repurchases common shares in the open market under a systematic plan to meet the common stock issuance requirements of the Company's benefit plans and for common stock issuance requirements for acquisitions accounted for as purchases. In February 2000, the Board of Directors authorized the repurchase of up to 81 million additional shares of the Company's outstanding common stock. In September 2000, the Board of Directors authorized an amendment reducing the February 2000 repurchase authorization to a total of 30 million shares. As of September 30, 2000, the total remaining common stock repurchase authority was approximately 13 million shares.

In October 2000, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 24 cents per share from 22 cents, representing a 9% increase in the quarterly dividend rate.

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. At September 30, 2000, the simulation showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that is projected to result in a decrease in net income of $60 million. In the simulation that was run at December 31, 1999, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $38 million.

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

              27     Financial Data Schedule

            99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.94 and 2.18 for the quarters ended September 30, 2000 and 1999, respectively, and 1.99 and
                     2.17 for the nine months ended September 30, 2000 and 1999, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 2.92 and 3.48 for the quarters ended September 30, 2000 and 1999, respectively, and 3.02 and 3.61 for the nine months ended September 30, 2000 and 1999, respectively.

              (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.93 and 2.16 for the quarters ended September 30, 2000 and 1999, respectively, and 1.98 and
                     2.15 for the nine months ended September 30, 2000 and 1999, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were
                     2.90 and 3.40 for the quarters ended September 30, 2000 and 1999, respectively, and 2.99 and 3.53 for the nine months ended September 30, 2000 and 1999, respectively.

        (b) The Company filed the following reports on Form 8-K during the third quarter of 2000:

              (1) July 18, 2000 under Item 5, containing the Company's financial results for the quarter ended June 30, 2000

              (2) September 28, 2000 under Item 5, containing the Press Release announcing the Company's amended stock repurchase authority


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                         WELLS FARGO & COMPANY


                                         By: LES L. QUOCK
                                            ------------------------------------
                                            Les L. Quock
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)