Form 10-K
period 2000-12-31
WELLS FARGO & CO/MN
filed 2001-03-16
CIK 72971

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2000   Commission File Number 001-2979

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of February 28, 2001, 1,715,970,357 shares of common stock were outstanding having an aggregate market value, based on a closing price of $49.64 per share, of $85,181 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $83,297 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Stockholders - Incorporated into Parts I, II and IV. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders - Incorporated into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                            PAGE(S)
                                                                       ---------------------------------------------------
                                                                       FORM        Annual                    Proxy
                                                                       10-K        Report (1)                Statement (2)
                                                                       -----       -------                   ---------

                                     PART I

 Item 1.   Business
             Description of Business                                   2-9         33-98                     -
             Statistical Disclosure:
               Distribution of Assets, Liabilities and
                 Stockholders' Equity; Interest Rates
                 and Interest Differential                             10          40-43                     -
               Investment Portfolio                                    --          45, 56, 63                -
               Loan Portfolio                                          11-12       45-47, 57, 64-66          -
               Summary of Loan Loss Experience                         13-15       47, 57, 65-66             -
               Deposits                                                -           48, 68                    -
               Return on Equity and Assets                             -           34-35                     -
               Short-Term Borrowings                                   -           69                        -
               Derivative Financial Instruments                        -           49, 58-59, 91-93          -
Item 2.    Properties                                                  16          67                        -
Item 3.    Legal Proceedings                                           -           90                        -
Item 4.    Submission of Matters to a Vote of
             Security Holders (3)                                      -           -                         -

                                     PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters                               -           51                        -
Item 6.    Selected Financial Data                                     -           36                        -
Item 7.    Management's Discussion and Analysis of Finan-
             cial Condition and Results of Operations                  -           34-51                     -
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                         -           48-49                     -
Item 8.    Financial Statements and Supplementary Data                 -           52-98                     -
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure (3)                -           -                         -

                                    PART III

Item 10.   Directors and Executive Officers of the
             Registrant                                                17-20       -                         6-9, 34
Item 11.   Executive Compensation                                      -           -                         13-30, 34
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management                                     -           -                         4-5
Item 13.   Certain Relationships and Related Transactions              -           -                         31-33

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                       21-27       52-98                     -

SIGNATURES                                                             28          -                         -

-----------------------------------------------------------------------------------------------------------------------



(1) The 2000 Annual Report to Stockholders, portions of which are incorporated by reference into this Form 10-K.
(2) The information required to be submitted in response to these items is incorporated by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on April 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)      Not applicable.

DESCRIPTION OF BUSINESS

GENERAL

Wells Fargo & Company (Parent) is a diversified financial services company organized under the laws of Delaware and registered under the Bank Holding Company Act (BHC Act) of 1956, as amended, and registered as a financial holding company under the Gramm-Leach-Bliley Act. Based on assets as of December 31, 2000, it was the fourth largest bank holding company in the United States. As a diversified financial services organization, Wells Fargo & Company owns subsidiaries engaged in banking and a variety of related businesses. Subsidiaries of the Parent provide retail, commercial and corporate banking services through banks located in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Additional financial services are provided to customers by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment. Wells Fargo & Company together with its subsidiaries is referred to in this report as the Company.

On October 25, 2000, the merger involving the Company and First Security Corporation (the FSCO Merger) was completed, with First Security Corporation (First Security or FSCO) surviving as a wholly-owned subsidiary of the Company. On November 2, 1998, the merger involving Norwest Corporation and the former Wells Fargo & Company (the WFC Merger) was completed. On completion of the WFC Merger, Norwest Corporation changed its name to Wells Fargo & Company. The FSCO Merger and the WFC Merger were accounted for under the pooling-of-interests method of accounting and, accordingly, the information included in this report, including the Financial Statements and Supplementary Data, and Management's Discussion and Analysis of Financial Condition and Results of Operations, presents the combined results as if both mergers had been in effect for all periods presented.

The Company has four operating segments for the purpose of management reporting:
Community Banking, Wholesale Banking, Wells Fargo Home Mortgage (formerly Norwest Mortgage) and Wells Fargo Financial (formerly Norwest Financial). Financial information and narrative descriptions of these operating segments are included in the 2000 Annual Report to Stockholders, incorporated by reference herein.

HISTORY AND GROWTH

Norwest Corporation, prior to the WFC Merger, provided banking services to customers in 16 states and additional financial services through subsidiaries engaged in a variety of businesses including mortgage banking and consumer finance.

The former Wells Fargo & Company's principal subsidiary, Wells Fargo Bank, N.A., was the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905, was merged in 1960 with American Trust Company, another of the oldest banks in the Western United States, and became Wells Fargo Bank, N.A., a national banking association, in 1968.

The former Wells Fargo & Company acquired First Interstate Bancorp in April 1996. First Interstate's assets had an approximate book value of $55 billion. The transaction was valued at approximately $11.3 billion and was accounted for as a purchase.

The Company expands its business, in part, by acquiring banking institutions and other companies engaged in activities that are financial in nature. The Company continues to explore opportunities to acquire banking institutions and other companies. Discussions are continually being carried on related to such acquisitions. It is not presently known whether, or on what terms, such discussions will result in further acquisitions. Generally it is the policy of the Company not to comment on such discussions or possible acquisitions until a definitive acquisition agreement has been signed.

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

Effective March 13, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

REGULATION AND SUPERVISION

The following discussion, together with Notes 3 and 22 to Financial Statements included in the 2000 Annual Report to Stockholders, incorporated by reference herein, sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. This regulatory framework is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company's business.

Applicable laws and regulations could restrict the Company's ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on the Company's capital stock. They could also require the Company to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

GENERAL

PARENT BANK HOLDING COMPANY. As a bank holding company, the Company is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB).

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

PARENT BANK HOLDING COMPANY ACTIVITIES

"FINANCIAL IN NATURE" REQUIREMENT. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

No Federal Reserve Board approval is required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the FRB may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.

If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

The Company became a financial holding company effective March 13, 2000. It continues to maintain its status as a bank holding company for purposes of other FRB regulations.

INTERSTATE BANKING. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state).

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. The Company will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. The state of Montana has opted out until September 2001. Banks are also permitted to acquire and to establish DE NOVO branches in other states where authorized under the laws of those states.

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

DIVIDEND RESTRICTIONS

Wells Fargo & Company is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Company's subsidiary banks and certain other subsidiaries of the Company may pay without regulatory approval. For information about the restrictions applicable to the Company's subsidiary banks, see Note 3 to Financial Statements, incorporated by reference herein.

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

HOLDING COMPANY STRUCTURE

TRANSFER OF FUNDS FROM SUBSIDIARY BANKS. The Company's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank's transactions with its nonbank affiliates are also generally required to be on arm's length terms.

SOURCE OF STRENGTH. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

The OCC may order the assessment of the Company if the capital of one of its national bank subsidiaries were to become impaired. If the Company failed to pay the assessment within three months, the OCC could order the sale of the Company's stock in the national bank to cover the deficiency.

Capital loans by the Company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DEPOSITOR PREFERENCE. The Federal Deposit Insurance Act (FDI Act) provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.

LIABILITY OF COMMONLY CONTROLLED INSTITUTIONS. All of the Company's banks are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

CAPITAL REQUIREMENTS

The Company is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions under their jurisdictions. For information about these capital requirements and guidelines, see Note 22 to Financial Statements, incorporated by reference herein.

The FRB may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the FRB considers a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

FRB, FDIC and OCC rules require the Company to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

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

DEPOSIT INSURANCE ASSESSMENTS

Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Company's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF assessment rate for the Company's depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Company's subsidiary depository institutions could have a material adverse effect on the Company's earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 2.1 cents per $100 of BIF-assessable deposits in 2000. The FDIC established the FICO assessment rate effective for the first quarter of 2001 at approximately 2.0 cents annually per $100 of BIF-assessable deposits.

FISCAL AND MONETARY POLICIES

The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company's business, results of operations and financial condition.

PRIVACY PROVISIONS OF THE GRAMM-LEACH-BLILEY ACT

Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules became effective November 13, 2000, but compliance before July 1, 2001 is optional. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. It is not possible at this time to assess fully the impact of the privacy provisions on the Company's business, results of operations or financial condition.

FUTURE LEGISLATION

Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company's business, results of operations or financial condition.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                                                   Year ended December 31,
                                                              -----------------------------------------------------------
                                                                           2000 OVER 1999                  1999 over 1998
                                                              ---------------------------     ---------------------------
(in millions)                                                 VOLUME      RATE      TOTAL     Volume     Rate       Total
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:

   Federal funds sold and securities
     purchased under resale agreements                        $   40     $   17     $   57     $  (5)    $  (8)     $ (13)
   Debt securities available for sale:
     Securities of U.S. Treasury and federal agencies           (173)        35       (138)       16       (21)        (5)
     Securities of U.S. states and political subdivisions         (2)        (4)        (6)       24        (4)        20
     Mortgage-backed securities:
        Federal agencies                                         187        117         304      263       (40)       223
        Private collateralized mortgage obligations             (114)        31         (83)      63         2         65
     Other securities                                             46          6          52      113        (9)       104
   Mortgages held for sale                                      (213)       111        (102)     (74)       17        (57)
   Loans held for sale                                           (18)        59          41       21       (20)         1
   Loans:
     Commercial                                                  588        305         893      271       (70)       201
     Real estate 1-4 family first mortgage                       241         23         264      (43)      (19)       (62)
     Other real estate mortgage                                  330         48         378      117      (120)        (3)
     Real estate construction                                    167         25         192       94        (6)        88
     Consumer:
        Real estate 1-4 family junior lien mortgage              377         57         434       96       (52)        44
        Credit card                                               26         47          73      (91)      (74)      (165)
        Other revolving credit and monthly payment               271         36         307      (51)      (53)      (104)
     Lease financing                                              74        (13)         61      142       (23)       119
     Foreign                                                      14          8          22       42        --         42
   Other                                                          (2)        39          37        9       (28)       (19)
                                                              ------      -----      ------   ------     -----      -----
     Total increase (decrease) in interest income              1,839        947       2,786    1,007      (528)       479
                                                              ------      -----      ------   ------     -----      -----

Increase (decrease) in interest expense:

   Deposits:
     Interest-bearing checking                                     3         30          33        1       (11)       (10)
     Market rate and other savings                                64        323         387      104      (197)       (93)
     Savings certificates                                          1        153         154      (92)     (132)      (224)
     Other time deposits                                          25         32          57      (31)      (23)       (54)
     Deposits in foreign offices                                 260         31         291       34        (1)        33
   Short-term borrowings                                         319        312         631      233       (69)       164
   Long-term debt                                                276        210         486      318       (79)       239
   Guaranteed preferred beneficial interests
     in Company's subordinated debentures                         --          2           2      (18)       (4)       (22)
                                                              ------      -----      ------   ------     -----      -----
     Total increase (decrease) in interest expense               948      1,093       2,041      549      (516)        33
                                                              ------      -----      ------   ------     -----      -----

Increase (decrease) in net interest income
   on a taxable-equivalent basis                              $  891     $ (146)     $  745   $  458     $ (12)     $ 446
                                                              ======     ======      ======   ======     =====      =====
-------------------------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2000 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 2000, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         DECEMBER 31, 2000
------------------------------------------------------------------------------------------
                                              OVER ONE YEAR
                                         THROUGH FIVE YEARS      OVER FIVE YEARS
                                         ------------------      ---------------
                                                   FLOATING             FLOATING
                                                         OR                   OR                                        December 31,
                               ONE YEAR    FIXED ADJUSTABLE     FIXED ADJUSTABLE             --------------------------------------
(in millions)                   OR LESS     RATE       RATE      RATE       RATE     TOTAL       1999      1998      1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
Selected loan maturities:
  Commercial                    $24,515   $ 4,198   $18,602   $ 1,217    $ 1,986   $ 50,518  $ 41,671  $ 38,218  $ 34,368  $ 33,047
  Real estate 1-4 family
    first mortgage                7,458     1,171       110     6,696      3,029     18,464    13,506    12,613    15,220    17,186
  Other real estate mortgage      4,377     9,099       935     4,780      4,781     23,972    20,899    18,033    17,587    17,552
  Real estate construction        4,062       594     2,536       190        333      7,715     6,067     4,529     3,941     3,807
  Foreign                         1,234        12       312         2         64      1,624     1,600     1,528     1,155     1,154
                                 -------   -------   -------   -------    -------   --------  -------   -------   -------  --------


        Total selected loan
          maturities            $41,646   $15,074   $22,495   $12,885    $10,193    102,293    83,743    74,921    72,271    72,746
                                =======   =======   =======   =======    =======   --------   -------   -------   -------  --------

Other loan categories:
   Consumer:
     Real estate 1-4 family
      junior lien mortgage                                                           18,218     12,949   11,135    10,622    10,854
     Credit card                                                                      6,616      5,805    6,119     6,989     7,341
     Other revolving credit and
      monthly payment                                                                23,974     20,617   19,441    20,255    19,615
                                                                                   --------    -------  -------   -------  --------
        Total consumer                                                               48,808     39,371   36,695    37,866    37,810

    Lease financing                                                                  10,023      9,890    8,046     6,298     4,563
                                                                                   --------    -------  -------   -------  --------

        Total loans                                                                $161,124   $133,004 $119,662  $116,435  $115,119
                                                                                   ========   ======== ========  ========  ========

-----------------------------------------------------------------------------------------------------------------------------------

The table at the top of the following page summarizes other real estate mortgage loans by state and property type. The table at the bottom of the following page summarizes real estate construction loans by state and project type.

REAL ESTATE MORTGAGE LOANS BY STATE AND PROPERTY TYPE
(excluding 1-4 family first mortgages)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               December 31, 2000
                     -----------------------------------------------------------------------------------------------------------
                                                                                                Other                       Non-
                         California           Texas       Minnesota       Colorado          States (2)       All States accruals
                     --------------   -------------    ------------ --------------     --------------    --------------   as a %
                     Total     Non-   Total    Non-   Total    Non-  Total    Non-     Total     Non-     Total    Non- of total
(in millions)        loans  accrual   loans accrual   loans accrual  loans accrual     loans  accrual     loans accrual  by type
--------------------------------------------------------------------------------------------------------------------------------



Office buildings    $2,649     $  1   $ 490    $  1 $   106     $--   $194     $--   $ 2,175      $ 6   $ 5,614    $  8       --%
Retail buildings     1,530       18     363       5     276       3    238       1     1,900        4     4,307      31        1
Industrial           2,005       11     305       7     299       2    197      --     1,222        5     4,028      25        1
Hotels/motels          352       --     320       2      58       3     63      --     1,438        1     2,231       6       --
Apartments             694        1     210      --     102      --     83      --       835       15     1,924      16        1
Institutional          215        2      23      --      --      --     12      --       185       --       435       2       --
Agricultural           344        2      72       1     110       5     25      --       621        4     1,172      12        1
Land                   338       --     163       1      46      --     47       1       396       --       990       2       --
1-4 family
structures (1)           2       --       7      --       3      --      8      --       102       --       122      --       --
Other                1,268        2     216       2     146       1    117       1     1,402        5     3,149      11       --
                    ------     ----  ------   -----  ------     ---  -----     ---   -------      ---   -------     ---

   Total by state   $9,397     $ 37  $2,169   $  19  $1,146     $14   $984     $ 3   $10,276      $40   $23,972    $113       --%
                    ======     ====  ======   =====  ======     ===   ====     ===   =======      ===   =======    ====      ===

   % of total loans     39%               9%              5%             4%               43%             100%
                    ======           ======          ======           ====           =======          =======

   Nonaccruals as a %
     of total by state           --%              1%              1%            --%              --%
                               ====           =====             ===            ===              ===

--------------------------------------------------------------------------------------------------------------------------------



(1) Represents loans to real estate developers secured by 1-4 family residential developments.

(2) Consists of 46 states; no state had loans in excess of $976 million at December 31, 2000.

REAL ESTATE CONSTRUCTION LOANS BY STATE AND PROPERTY TYPE

------------------------------------------------------------------------------------------------------------------------------
                                                                                                             December 31, 2000
                     ---------------------------------------------------------------------------------------------------------
                                                                                               Other                      Non-
                         California          Nevada          Texas        Colorado         States (2)     All States  accruals
                     --------------   -------------  -------------  --------------    --------------     ------------   as a %
                     Total     Non-   Total    Non-  Total    Non-   Total    Non-   Total      Non-    Total    Non- of total
(in millions)        loans  accrual   loans accrual  loans accrual   loans accrual   loans   accrual    loans accrual  by type
------------------------------------------------------------------------------------------------------------------------------



Retail buildings    $  199      $--    $ 48     $--   $ 32     $--    $ 30     $--  $  453       $--   $  762     $--       --%
1-4 family:
   Land                104       --      14      --     15      --      19      --      84        --      236      --       --
   Structures          356       --     148       2    171      --     197      --     985        19    1,857      21        1
Land (excluding
   1-4 family)         332       --     106      --     58       1      71      --     462        --    1,029       1       --
Apartments             124       --     108      25     20      --      32      --     210        --      494      25        5
Office buildings       424       --      19      --     63      --     121      --     490         2    1,117       2       --
Industrial             266       --      22      --     57      --      54       1     224        --      623       1       --
Hotels/motels           57       --      39      --      8      --       1      --     112        --      217      --       --
Institutional           35       --      --      --      8      --      --      --      38        --       81      --       --
Agricultural            13       --      --      --     --      --      --      --      11        --       24      --       --
Other                  257       --     228       2    297       2      45      --     448         3    1,275       7        1
                    ------      ---    ----     ---   ----     ---    ----     ---  ------       ---   ------     ---

 Total by state     $2,167      $--    $732     $29   $729     $ 3    $570     $ 1  $3,517       $24   $7,715     $57        1%
                    ======      ===    ====     ===   ====     ===    ====     ===  ======       ===   ======     ===       ==

 % of total loans       28%              10%            9%              7%             46%               100%
                    ======             ====          ====            ====          ======             ======

 Nonaccruals as a %
  of total by state              --%              4%            --%             --%                1%
                                ===             ===             ==             ===               ===

------------------------------------------------------------------------------------------------------------------------------------


(1) Consists of 41 states; no state had loans in excess of $517 million at December 31, 2000.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES


-------------------------------------------------------------------------------------------------------------------
(in millions)                                                  2000         1999        1998        1997       1996
-------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                  $ 3,344      $ 3,307     $ 3,220     $ 3,202    $ 2,846

Allowances related to business combinations, net                265           48         148         172        874

Provision for loan losses                                     1,329        1,104       1,617       1,203        541

Loan charge-offs:
    Commercial                                                 (429)        (395)       (271)       (369)      (206)
    Real estate 1-4 family first mortgage                       (16)         (14)        (29)        (28)       (25)
    Other real estate mortgage                                  (32)         (28)        (54)        (27)       (51)
    Real estate construction                                     (8)          (2)         (3)         (5)       (14)
    Consumer:
      Real estate 1-4 family junior lien mortgage               (34)         (33)        (31)        (37)       (38)
      Credit card                                              (367)        (403)       (549)       (593)      (500)
      Other revolving credit and monthly payment               (623)        (585)     (1,069)       (672)      (530)
                                                            -------      -------     -------     -------    -------
        Total consumer                                       (1,024)      (1,021)     (1,649)     (1,302)    (1,068)
    Lease financing                                             (52)         (38)        (49)        (49)       (36)
    Foreign                                                     (86)         (90)        (84)        (37)       (35)
                                                            -------      -------     -------     -------    -------
          Total loan charge-offs                             (1,647)      (1,588)     (2,139)     (1,817)    (1,435)
                                                            -------      -------     -------     -------    -------

Loan recoveries:
    Commercial                                                   98           90          87         110         96
    Real estate 1-4 family first mortgage                         4            6          12          10         13
    Other real estate mortgage                                   13           38          79          63         57
    Real estate construction                                      4            5           4          12         13
    Consumer:
      Real estate 1-4 family junior lien mortgage                14           15           7          10         10
      Credit card                                                39           49          59          64         52
      Other revolving credit and monthly payment                213          243         187         166        117
                                                            -------      -------     -------     -------    -------
        Total consumer                                          266          307         253         240        179
    Lease financing                                              13           12          12          15          9
    Foreign                                                      30           15          14          10          9
                                                            -------      -------     -------     -------    -------
          Total loan recoveries                                 428          473         461         460        376
                                                            -------      -------     -------     -------    -------
             Total net loan charge-offs                      (1,219)      (1,115)     (1,678)     (1,357)    (1,059)
                                                            -------      -------     -------     -------    -------

BALANCE, END OF YEAR                                        $ 3,719      $ 3,344     $ 3,307     $ 3,220    $ 3,202
                                                            =======      =======     =======     =======    =======

Total net loan charge-offs as a percentage of
    average total loans                                         .84%         .90%       1.44%       1.19%       .99%
                                                            =======      =======     =======     =======    =======

Allowance as a percentage of total loans                       2.31%        2.51%       2.76%       2.77%      2.78%
                                                            =======      =======     =======     =======    =======
-------------------------------------------------------------------------------------------------------------------

The SEC requires the Company to present the ratio of the allowance for loan losses to total nonaccrual loans. This ratio was 311% and 462% at December 31, 2000 and 1999, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed below and in greater detail in the 2000 Annual Report to Stockholders, incorporated by reference herein.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below provides a breakdown of the allowance for loan losses by loan category.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      December 31,
---------------------------------------------------------------------------------------------------------------------------------
(in millions)                                  2000                1999                1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------------
Commercial                                   $  798              $  655              $  664             $  603              $ 519
Real estate 1-4 family first mortgage            55                  64                  58                 71                 59
Other real estate mortgage                      220                 220                 238                284                347
Real estate construction                         69                  58                  62                 51                 63
Consumer:
   Credit card                                  394                 349                 356                483                452
   Other consumer                               556                 428                 588                575                485
                                             ------              ------              ------             ------              -----
     Total consumer                             950                 777                 944              1,058                937
Lease financing                                  67                  71                  66                 67                 55
Foreign                                          95                  62                  79                 43                 34
                                             ------              ------              ------             ------              -----
     Total allocated                          2,254               1,907               2,111              2,177              2,014
Unallocated component of
   the allowance (1)                          1,465               1,437               1,196              1,043              1,188
                                             ------              ------              ------             ------              -----
     Total                                   $3,719              $3,344              $3,307             $3,220              $3,202
                                             ======              ======              ======             ======              ======

                                                                                                                        December 31,
                                       --------------------------------------------------------------------------------------------
                                                    2000               1999               1998               1997              1996
                                       -----------------  -----------------  -----------------  -----------------  ----------------
                                        ALLOC.      LOAN   Alloc.      Loan   Alloc.      Loan   Alloc.      Loan   Alloc.     Loan
                                        ALLOW.    CATGRY   allow.    catgry   allow.    catgry   allow.    catgry   allow.   catgry
                                          AS %      AS %     as %      as %     as %      as %     as %      as %     as %     as %
                                       OF LOAN  OF TOTAL  of loan  of total  of loan  of total  of loan  of total  of loan of total
                                        CATGRY     LOANS    catry     loans   catgry     loans   catgry     loans   catgry    loans
                                        ------  --------  -------  --------  -------  --------  -------  --------  ------- --------
Commercial                                1.58%       31%    1.57%       31%    1.74%       32%    1.75%      30%     1.57%      29%
Real estate 1-4 family first mortgage      .30        12      .47        10      .46        11      .47       13       .34       15
Other real estate mortgage                 .92        15     1.05        16     1.32        15     1.61       15      1.98       15
Real estate construction                   .90         5      .96         5     1.37         4     1.29        3      1.66        3
Consumer:
   Credit card                            5.96         4     6.01         4     5.82         5     6.91        6      6.15        6
   Other consumer                         1.32        26     1.28        26     1.92        25     1.86       27      1.59       27
                                                     ---                ---                ---               ---                ---
     Total consumer                       1.95        30     1.97        30     2.57        30     2.79       33      2.48       33
Lease financing                            .67         6      .72         7      .82         7     1.06        5      1.21        4
Foreign                                   5.89         1     3.88         1     5.17         1     3.72        1      2.95        1
                                                     ---                ---                ---               ---                ---

     Total allocated                      1.40       100%    1.43       100%    1.76       100%    1.87      100%     1.75      100%
                                                     ===                ===                ===               ===                ===
Unallocated component of
   the allowance (1)                       .91               1.08               1.00                .90               1.03
                                          ----               ----               ----               ----               ----
     Total                                2.31%              2.51%              2.76%              2.77%              2.78%
                                          ====               ====               ====               ====               ====

-----------------------------------------------------------------------------------------------------------------------------------

(1) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

See Note 5 to Financial Statements in the 2000 Annual Report, incorporated by reference herein, for the description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for loan losses.

At December 31, 2000, the allowance for loan losses was $3,719 million, or 2.31% of total loans, compared with $3,344 million, or 2.51%, at December 31, 1999. During 2000, net provision for loan losses exceeded the charge-offs by $110 million. The addition of $265 million of allowances related to business combinations in 2000 accounted for the majority of the increase of $375 million in the reserve, year over year. The components of the allowance, allocated and unallocated, are shown in the table on the previous page. The allocated component increased to $2,254 million from $1,907 million, while the unallocated component grew to $1,465 million from $1,437 million, as of December 31, 2000 and 1999, respectively. At December 31, 2000, the unallocated portion of the allowance amounted to 39% of the total allowance, compared with 43% at December 31, 1999.

The $347 million increase in the allocated component of the allowance was entirely due to growth in the loan portfolio. Analyzing the movements in the allocated reserve strictly from a loan volume perspective indicates that, had the ratio of allocated reserves to loans outstanding remained flat with the 1999 ratio of 1.43%, allocated reserves would have increased by approximately $395 million, as loans outstanding grew by $28 billion during the year. However, due to a shift in portfolio composition, the higher volume increased the allocated reserve by only $366 million, as relatively higher-risk foreign loans grew at a slower pace than other, lower-risk portfolio segments.

Lower allocated allowance to loans outstanding ratios in the residential mortgage and other real estate mortgage portfolios were substantially offset by higher allocated allowance to loans outstanding ratios in the other consumer and foreign loan portfolios. On a net basis, marginally lower allocated reserve ratios resulted in a reduction of roughly $19 million in allocated reserves, primarily a reflection of modestly lower projected loss rates in the loan portfolio.

There were no material changes in estimation methods and assumptions for the allowance that took place during 2000.

The Company considers the allowance for loan losses of $3,719 million adequate to cover losses inherent in loans, loan commitments, and standby and other letters of credit at December 31, 2000.

The foregoing discussion contains forward-looking statements about the adequacy of the Company's reserves for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors--many of which are beyond the Company's control--could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see "Factors That May Affect Future Results" in the "Financial Review" section of the 2000 Annual Report to Stockholders, incorporated by reference herein.

PROPERTIES

The Company owns its headquarters building in San Francisco as well as Wells Fargo Centers in Phoenix, Arizona and Portland, Oregon. In addition, the Company leases office space for data processing support and various administrative departments in major locations in Alaska, Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.

As of December 31, 2000, the Company provides banking, mortgage and consumer finance through about 5,400 stores under various types of ownership and leasehold agreements. Wells Fargo Home Mortgage (WFHM) owns its headquarters in Des Moines, Iowa and servicing centers located in Minneapolis, Minnesota; Springfield, Ohio; and Riverside, California. In addition, WFHM leases servicing centers in Minneapolis, Minnesota; Phoenix, Arizona; Charlotte, North Carolina; and Springfield, Illinois, operations centers in Frederick, Maryland and St. Louis, Missouri and all mortgage production offices nationwide. Wells Fargo Financial owns its headquarters in Des Moines, Iowa, and leases all branch locations.

The Company is also a joint venture partner in two office buildings in downtown Los Angeles, California.

For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 to Financial Statements, incorporated by reference herein.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                           POSITIONS HELD DURING THE PAST FIVE YEARS                  AGE      PREDECESSORS
-----------------                          -----------------------------------------                  ---      ------------
John A. Berg                 Group Executive Vice President (North Central Banking Group)              55           25
Group Executive              (November 2000 to Present); Group Executive Vice President (Central
Vice President (North        Banking) (November 1998 to November 2000); Senior Vice President and
Central Banking Group)       Regional Group Head of former Norwest (March 1998 to November 1998);
                             Regional President (Greater Minnesota/La Crosse Region) (January 1990
                             to March 1998)

Leslie S. Biller             Vice Chairman and Chief Operating Officer (November 1998 to Present);     53           13
Vice Chairman and Chief      President and Chief Operating Officer of former Norwest (February
Operating Officer            1997 to November 1998); Executive Vice President (South Central
                             Community Banking) (July 1990 to February 1997)

Patricia R. Callahan         Executive Vice President (Human Resources) (November 1998 to              47           23
Executive Vice President     Present); Executive Vice President of former Wells Fargo (Personnel)
(Human Resources)            (September 1998 to November 1998); Executive Vice President
                             (Wholesale Banking) (July 1997 to September 1998); Executive Vice
                             President (Personnel) (March 1993 to July 1997)

James R. Campbell            Group Executive Vice President (Minnesota Banking and Investments         58           36
Group Executive              Group) (November 2000 to Present); Group Executive Vice President
Vice President (Minnesota    (Minnesota Banking) (November 1998 to November 2000); Executive Vice
Banking and Investments      President (North Central Banking) of former Norwest (August 1997 to
Group)                       November 1998); Executive Vice President (Commercial Banking
                             Services, Specialized Lending and Nebraska) (January 1996 to August
                             1997)

Teresa A. Dial               Group Executive Vice President (January 2001 to Present); Group           51           28
Group Executive              Executive Vice President (California, Business Banking, Telephone
Vice President               Banking, Distribution Strategies, Insurance, Diversified Products
                             Group, Education Finance) (November 1998 to January
                             2001); Vice Chair (Consumer and Business Banking)
                             of former Wells Fargo (March 1996 to November
                             1998); Group Executive Vice President (Business
                             Banking) (September 1991 to March 1996)



                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                           POSITIONS HELD DURING THE PAST FIVE YEARS                  AGE      PREDECESSORS
-----------------                          -----------------------------------------                  ---      ------------
C. Webb Edwards              Executive Vice President (Technology and Operations Group) (November      53           16
Executive Vice President     1998 to Present); Executive Vice President of the former Norwest
(Technology and Operations   (April 1995 to November 1998); and President and Chief Executive
Group)                       Officer of Wells Fargo Services Company (formerly known as Norwest
                             Services, Inc. and Norwest Technical Services, Inc.) (May 1995 to
                             Present)

David A. Hoyt                Group Executive Vice President (Wholesale Banking Group) (November        45           19
Group Executive              1998 to Present); Vice Chair (Real Estate, Capital Markets,
Vice President (Wholesale    International) of former Wells Fargo (May 1997 to November 1998);
Banking Group)               Executive Vice President (Capital Markets, Special Loans) (September
                             1994 to May 1997)

Michael R. James             Group Executive Vice President (Business Banking and Consumer Lending     49           27
Group Executive Vice         Group) (July 2000 to Present); Executive Vice President of Wells
President (Business Banking  Fargo Bank, N.A. (Business Banking Group Head) (July 1997 to July
and Consumer Lending Group)  2000); Executive Vice President (Business Banking Group Division
                             Manager) (June 1992 to July 1997)

Ross J. Kari                 Executive Vice President and Chief Financial Officer (January 2000 to     42           18
Executive Vice President     Present); Executive Vice President and Deputy Chief Financial Officer
and Chief Financial Officer  (November 1998 to January 2000); Chief Financial Officer of former
                             Wells Fargo (May 1998 to November 1998); Executive Vice President
                             (Group Head of Finance) (March 1997 to May 1998); Executive Vice
                             President and General Auditor (September 1995 to March 1997)

Richard M. Kovacevich        President and Chief Executive Officer (November 1998 to Present);         57           15
President and Chief          Chairman and Chief Executive Officer of former Norwest (February 1997
Executive Officer            to November 1998); Chairman, President and Chief Executive Officer
                             (May 1995 to January 1997)

Ely L. Licht                 Executive Vice President and Chief Credit Officer (November 1998 to       53           17
Executive Vice President     Present); Executive Vice President (Credit Administration) of former
(Chief Credit Officer)       Wells Fargo (February 1990 to November 1998)


                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                           POSITIONS HELD DURING THE PAST FIVE YEARS                  AGE      PREDECESSORS
-----------------                          -----------------------------------------                  ---      ------------
Dennis J. Mooradian          Group Executive Vice President (Private Client Services) (July 1999       53            4
Group Executive Vice         to Present); Executive Vice President of Wells Fargo Bank, N.A. (May
President (Private Client    1996 to July 1999); Lehman Brothers' Global Private Client Services
Services)                    Division's Chief Operating Officer (April 1995 to May 1996)

Mark C. Oman                 Group Executive Vice President (Mortgage and Home Equity Group)           46           21
Group Executive              (November 1998 to Present); Executive Vice President (Mortgage
Vice President (Mortgage     Services and Iowa Community Banking) of former Norwest (February 1997
and Home Equity Group)       to November 1998); and Chairman of Wells Fargo Home Mortgage, Inc.
                             (formerly known as Norwest Mortgage, Inc.) (February 1997 to Present);
                             Chief Executive Officer (August 1989 to January 2001); President
                             (August 1989 to February 1997)

Clyde W. Ostler              Group Executive Vice President (Internet Services Group) (October         54           30
Group Executive              1999 to Present); Group Executive Vice President (Investments)
Vice President (Internet     (November 1998 to October 1999); Vice Chair (Trust and Investment
Services Group)              Services) of former Wells Fargo (May 1993 to November 1998)

Daniel W. Porter             Group Executive Vice President (Wells Fargo Financial) and Chairman       45            1
Group Executive Vice         and Chief Executive Officer of Wells Fargo Financial, Inc.
President (Wells Fargo       (December 1999 to Present); various positions with GE Capital since
Financial)                   1986 including Managing Director of GE Capital Europe in London
                             (European Transportation Group) (March 1998 to
                             December 1999); President of Global Consumer
                             Development (September 1997 to March 1998); and
                             President and Chief Executive Officer of Retailer
                             Financial Services (April 1994 to September 1997)

Les L. Quock, CPA            Senior Vice President and Controller (November 1998 to Present);          47           21
Senior Vice President and    Senior Vice President (Payment Systems Services Group) of former
Controller (Principal        Wells Fargo (February 1997 to November 1998); Senior Vice President
Accounting Officer)          (Business Banking Group Systems) (October 1996 to February 1997);
                             Senior Vice President (Business Loan Finance and Administration)
                             (November 1995 to October 1996)


                                                                                                                YEARS WITH
    NAME AND                                                                                                    COMPANY OR
COMPANY POSITION                           POSITIONS HELD DURING THE PAST FIVE YEARS                  AGE      PREDECESSORS
-----------------                          -----------------------------------------                  ---      ------------
Stanley S. Stroup            Executive Vice President and General Counsel (November 1998 to            57           17
Executive Vice President     Present); Executive Vice President and General Counsel of former
and General Counsel          Norwest (February 1993 to November 1998)

John G. Stumpf               Group Executive Vice President (Western Banking Group) (May 2000 to       47           19
Group Executive              Present); Group Executive Vice President (Southwestern Banking)
Vice President (Western      (November 1998 to May 2000); Regional President (Texas) of former
Banking Group)               Norwest (July 1994 to November 1998)

Carrie L. Tolstedt           Group Executive Vice President (California Banking) (January 2001 to      41           11
Group Executive Vice         Present); Regional President of Wells Fargo Bank, N.A. (Central
President (California        California Banking) (December 1998 to January 2001); Regional Manager
Banking)                     of Norwest Bank Minnesota, N.A. (Greater Minnesota Community Banking)
                             (May 1998 to December 1998); Executive Vice
                             President of FirstMerit Corporation and President
                             and Chief Executive Officer of Citizens National
                             Bank and Peoples National Bank (August 1996 to May
                             1998); Senior Vice President (Corporate Retail) of
                             FirstMerit Corporation (May 1995 to August 1996)

There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules and Exhibits:

      (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 52 through 98 of the 2000 Annual Report to Stockholders are incorporated herein by reference.

      (2)    Financial Statement Schedules:

             All schedules are omitted, because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)    Exhibits:

             The Company's SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. First Security Corporation filed documents under SEC file number 001-6906.


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

                  (c)   Certificate of Designations for the Company's ESOP
                        Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

                  (d)   Certificate of Designations for the Company's 1995 ESOP
                        Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995



                 3(e) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred
                        Stock, Series B, incorporated by reference to Exhibit
                        3(a) to the Company's Current Report on Form 8-K dated
                        November 1, 1995

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



                 3(p) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

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

               10*(a) Long-Term Incentive Compensation Plan, as amended effective November 23, 1999 (including Forms of Award
                        Term Sheet for grants of restricted share rights), incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999. Amendment to Long-Term Incentive
                        Compensation Plan, effective November 1, 2000, filed as paragraph (1) of Exhibit 10(ff) hereto. Forms of Non-Qualified Stock Option and Restricted Stock
                        Agreements for grants subsequent to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to Exhibit
                        10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997

                 *(b) Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 14, 1994

                 *(c)   Wells Fargo Bonus Plan

                 *(d) Performance-Based Compensation Policy, incorporated by reference to Exhibit 10(d) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999

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

                 *(g) Employees' Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998. Amendment to Employees' Stock Deferral Plan, effective November 1, 2000, filed as paragraph (2) of
                        Exhibit 10(ff) hereto



               10*(h) Deferred Compensation Plan, as amended and restated effective January 1, 2000, incorporated by reference to
                        Exhibit 10(h) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1999.
                        Amendments to Deferred Compensation Plan, effective
                        July 1, 2000 and November 1, 2000

                 *(i) 1999 Directors Stock Option Plan, incorporated by reference to Exhibit 10(n) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1998. Amendment to 1999 Directors Stock Option Plan, effective November 1, 2000, filed as paragraph (3) of
                        Exhibit 10(ff) hereto

                 *(j)   1990 Director Option Plan for directors of the former
                        Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997

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

                 *(l)   First Security Corporation Comprehensive Management
                        Incentive Plan, incorporated by reference to Exhibit
                        10.1 to First Security Corporation's Quarterly Report on
                        Form 10-Q for the quarter ended September 30, 1999

                 *(m) Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit
                        10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000, filed as paragraph (4) of
                        Exhibit 10(ff) hereto

                 *(n) Directors' Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit
                        10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors' Stock Deferral Plan, effective November 1,
                        2000, filed as paragraph (5) of Exhibit 10(ff) hereto

                 *(o) Directors' Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit
                        10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors' Formula Stock Award Plan, effective November
                        1, 2000, filed as paragraph (6) of Exhibit 10(ff) hereto

                 *(p) Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former
                        Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1997



               10*(q) 1999 Deferral Plan for Directors, incorporated by reference to Exhibit 10(q) of the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999. Amendment to 1999 Deferral Plan for Directors, effective November 1, 2000, filed as paragraph (7) of
                        Exhibit 10(ff) hereto

                 *(r) 1999 Directors Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999.
                        Amendment to 1999 Directors Formula Stock Award Plan, effective November 1, 2000, filed as paragraph (8) of
                        Exhibit 10(ff) hereto

                 *(s)   Supplemental 401(k) Plan, incorporated by reference to
                        Exhibit 10(a) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1999. Amendment to Supplemental 401(k) Plan, effective November 1, 2000, filed as paragraph (9) of Exhibit 10(ff) hereto

                 *(t)   Supplemental Cash Balance Plan, incorporated by
                        reference to Exhibit 10(b) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999

                 *(u) Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long Term Disability
                        Plan, incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1992

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

                 *(x)   Amended and Restated Employment Agreement, dated as of
                        October 18, 2000, between the Company and Spencer F.
                        Eccles

                 *(y) Agreements between the Company and three executive officers dated October 7, 1998, May 7, 1999 and October
                        25, 1999, respectively, incorporated by reference to
                        Exhibit 10(y) to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1999



               10*(z) Form of severance agreement between the Company and seven executive officers, including two directors, and agreement between the Company and Terri A. Dial, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to
                        Exhibit 10(b) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1995

                 *(aa)  Description of Supplemental Pension Arrangement for
                        C. Webb Edwards

                 *(bb)  Consulting Agreement dated January 25, 1999, between the
                        Company and Chang-Lin Tien, incorporated by reference to
                        Exhibit 10(ff) to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1998

                 *(cc)  Description of Relocation Program for Designated
                        High-Cost Areas, incorporated by reference to Exhibit
                        10(dd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

                 *(dd) Description of Executive Financial Planning Program, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended
                        December 31, 1999

                 *(ee)  Executive Loan Plan, incorporated by reference to
                        Exhibit 10(i) to the former Wells Fargo's Annual Report on Form 10-K for the year ended December 31, 1994

                *(ff)   Amendments to Long-Term Incentive Compensation Plan,
                        Employees' Stock Deferral Plan, 1999 Directors Stock
                        Option Plan, Deferred Compensation Plan for Non-Employee
                        Directors, Directors' Stock Deferral Plan, Directors'
                        Formula Stock Award Plan, 1999 Deferral Plan for
                        Directors, 1999 Directors Formula Stock Award Plan, and
                        Supplemental 401(k) Plan

------------------------
* Management contract or compensatory plan or arrangement

Stockholders may obtain a copy of any of the foregoing exhibits, upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Wells Fargo Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota 55479.


                12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.82, 2.07, 1.62, 1.79 and
                        1.76 for the years ended December 31, 2000, 1999, 1998,
                        1997 and 1996, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 2.67, 3.29, 2.51, 3.02 and 2.97 for the years ended
                        December 31, 2000, 1999, 1998, 1997 and 1996,
                        respectively.

                  (b)   Computation of Ratios of Earnings to Fixed Charges and
                        Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.81, 2.05, 1.60, 1.77 and 1.72 for the years ended December 31, 2000, 1999, 1998, 1997 and
                        1996, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 2.65, 3.22, 2.45, 2.93 and 2.77 for the years ended December 31, 2000, 1999, 1998, 1997 and
                        1996, respectively.

                13      2000 Annual Report to Stockholders, pages 33 through 98

                21      Subsidiaries of the Company

                23      Consent of Independent Accountants

                24      Powers of Attorney

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 2000:

    (1)  October 13, 2000, under Item 7, filing as an exhibit the First
         Supplemental Indenture, dated October 12, 2000, between the Company and
         Citibank, N.A.

    (2) October 17, 2000, under Item 5, containing the Company's financial results for the quarter ended September 30, 2000

    (3)  November 30, 2000, under Item 5, filing as exhibits the Company's
         Supplemental Annual Report for 1999 and Supplemental Quarterly Report for the period ended September 30, 2000, which give retroactive effect to the FSCO Merger

STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2001 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than the Current Report on Form 8-K filed October 14, 1997, containing a description of the Company's common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

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

                              By: /s/ ROSS J. KARI
                                  -------------------------------------
                                  Ross J. Kari
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

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


       Leslie S. Biller                   Richard M. Kovacevich
       Michael R. Bowlin                  Richard D. McCormick
       David A. Christensen               Cynthia H. Milligan
       Spencer F. Eccles                  Benjamin F. Montoya
       Susan E. Engel                     Donald B. Rice
       Paul Hazen                         Judith M. Runstad
       Robert L. Joss                     Susan G. Swenson
       Reatha Clark King                  Michael W. Wright

                              By: /s/ PHILIP J. QUIGLEY
                                  -------------------------------------
                                  Philip J. Quigley
                                  Director and Attorney-in-fact
                                  March 16, 2001