Form 10-Q
period 2001-03-31
WELLS FARGO & CO/MN
filed 2001-05-15
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---          THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 001-2979

                                   ----------

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


                                                          Shares Outstanding
                                                            April 30, 2001
                                                            --------------


           Common stock, $1-2/3 par value                    1,716,190,763



                                    FORM 10-Q
                                TABLE OF CONTENTS





                                                                                                                 Page
                                                                                                                 ----

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements
               Consolidated Statement of Income.................................................................   2
               Consolidated Balance Sheet.......................................................................   3
               Consolidated Statement of Changes in Stockholders' Equity
                 and Comprehensive Income.......................................................................   4
               Consolidated Statement of Cash Flows.............................................................   5
               Notes to Financial Statements....................................................................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations (MD&A)
               Summary Financial Data...........................................................................  18
               Overview.........................................................................................  19
               Factors that May Affect Future Results...........................................................  21
               Operating Segment Results........................................................................  27
               Earnings Performance.............................................................................  28
                 Net Interest Income............................................................................  28
                 Noninterest Income.............................................................................  30
                 Noninterest Expense............................................................................  32
                 Cash Earnings/Ratios...........................................................................  33
               Balance Sheet Analysis...........................................................................  34
                 Securities Available for Sale..................................................................  34
                 Loan Portfolio.................................................................................  36
                 Nonaccrual and Restructured Loans and Other Assets.............................................  36
                    Loans 90 Days Past Due and Still Accruing...................................................  39
                 Allowance for Loan Losses......................................................................  40
                 Interest Receivable and Other Assets...........................................................  41
                 Deposits.......................................................................................  42
                 Capital Adequacy/Ratios........................................................................  42
                 Liquidity and Capital Management...............................................................  43

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.......................................  44

PART II        OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K.................................................................  46

SIGNATURE.......................................................................................................  48

--------------------------------------------------------------------------------------------------------------------



The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Wells Fargo & Company's 2000 Annual Report on Form 10-K.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


------------------------------------------------------------------------------------------------------------------
                                                                                                           Quarter
                                                                                                    ended March 31,
                                                                                             ---------------------
(in millions, except per share amounts)                                                          2001         2000
------------------------------------------------------------------------------------------------------------------


INTEREST INCOME
Securities available for sale                                                                $    604     $    715
Mortgages held for sale                                                                           257          184
Loans held for sale                                                                                93          108
Loans                                                                                           3,843        3,290
Other interest income                                                                              84           81
                                                                                             --------     --------
     Total interest income                                                                      4,881        4,378
                                                                                             --------     --------

INTEREST EXPENSE
Deposits                                                                                        1,121          870
Short-term borrowings                                                                             394          424
Long-term debt                                                                                    529          435
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                                                         17           17
                                                                                             --------     --------
     Total interest expense                                                                     2,061        1,746
                                                                                             --------     --------

NET INTEREST INCOME                                                                             2,820        2,632
Provision for loan losses                                                                         361          276
                                                                                             --------     --------
Net interest income after provision for loan losses                                             2,459        2,356
                                                                                             --------     --------

NONINTEREST INCOME
Service charges on deposit accounts                                                               428          404
Trust and investment fees                                                                         415          397
Credit card fees                                                                                  181          167
Other fees                                                                                        307          251
Mortgage banking                                                                                  391          334
Insurance                                                                                         118           95
Net venture capital gains                                                                          17          885
Net gains (losses) on securities available for sale                                               117         (601)
Other                                                                                             440          111
                                                                                             --------     --------
     Total noninterest income                                                                   2,414        2,043
                                                                                             --------     --------

NONINTEREST EXPENSE
Salaries                                                                                          977          881
Incentive compensation                                                                            204          168
Employee benefits                                                                                 278          255
Equipment                                                                                         237          221
Net occupancy                                                                                     237          238
Goodwill                                                                                          144          117
Core deposit intangible                                                                            43           48
Net gains on dispositions of premises and equipment                                               (19)         (34)
Other                                                                                             895          842
                                                                                             --------     --------
     Total noninterest expense                                                                  2,996        2,736
                                                                                             --------     --------

INCOME BEFORE INCOME TAX EXPENSE                                                                1,877        1,663
Income tax expense                                                                                712          623
                                                                                             --------     --------

NET INCOME                                                                                   $  1,165     $  1,040
                                                                                             ========     ========

NET INCOME APPLICABLE TO COMMON STOCK                                                        $  1,161     $  1,036
                                                                                             ========     ========

EARNINGS PER COMMON SHARE                                                                    $    .68     $    .61
                                                                                             ========     ========

DILUTED EARNINGS PER COMMON SHARE                                                            $    .67     $    .61
                                                                                             ========     ========

DIVIDENDS DECLARED PER COMMON SHARE                                                          $    .24     $    .22
                                                                                             ========     ========

Average common shares outstanding                                                             1,715.9      1,696.7
                                                                                             ========     ========

Diluted average common shares outstanding                                                     1,738.7      1,711.3
                                                                                             ========     ========

-------------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,        December 31,            March 31,
(in millions, except shares)                                          2001                2000                 2000
-------------------------------------------------------------------------------------------------------------------


ASSETS
Cash and due from banks                                           $ 15,523             $ 16,978            $ 13,003
Federal funds sold and securities purchased
   under resale agreements                                           2,869                1,598               3,209
Securities available for sale                                       38,144               38,655              41,955
Mortgages held for sale                                             18,677               11,812               7,087
Loans held for sale                                                  4,875                4,539               5,575

Loans                                                              161,876              161,124             139,088
Allowance for loan losses                                            3,759                3,719               3,406
                                                                  --------             --------            --------
      Net loans                                                    158,117              157,405             135,682
                                                                  --------             --------            --------

Mortgage servicing rights                                            5,340                5,609               4,799
Premises and equipment, net                                          3,429                3,415               3,285
Core deposit intangible                                              1,135                1,183               1,263
Goodwill                                                             9,280                9,303               8,692
Interest receivable and other assets                                22,281               21,929              21,017
                                                                  --------             --------            --------

      Total assets                                                $279,670             $272,426            $245,567
                                                                  ========             ========            ========

LIABILITIES
Noninterest-bearing deposits                                      $ 54,996             $ 55,096            $ 48,491
Interest-bearing deposits                                          116,325              114,463             106,577
                                                                  --------             --------            --------
      Total deposits                                               171,321              169,559             155,068
Short-term borrowings                                               29,352               28,989              24,964
Accrued expenses and other liabilities                              16,597               14,409              10,986
Long-term debt                                                      34,600               32,046              28,256
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                   935                  935                 935

STOCKHOLDERS' EQUITY
Preferred stock                                                        525                  385                 473
Unearned ESOP shares                                                  (269)                (118)               (210)
                                                                  --------             --------            --------
      Total preferred stock                                            256                  267                 263
Common stock - $1-2/3 par value, authorized
   4,000,000,000 shares; issued 1,736,381,025 shares,
   1,736,381,025 shares and 1,736,329,885 shares                     2,894                2,894               2,894
Additional paid-in capital                                           9,354                9,337               9,217
Retained earnings                                                   15,176               14,541              13,085
Cumulative other comprehensive income                                  122                  524               1,570
Notes receivable from ESOP                                              --                   --                  (1)
Treasury stock - 17,838,827 shares, 21,735,182 shares
    and 38,015,214 shares                                             (937)              (1,075)             (1,670)
                                                                  --------             --------            --------
      Total stockholders' equity                                    26,865               26,488              25,358
                                                                  --------             --------            --------

      Total liabilities and stockholders' equity                  $279,670             $272,426            $245,567
                                                                  ========             ========            ========

-------------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME



------------------------------------------------------------------------------------------------------------------------------

                                                                                     Unearned           Additional
                                                              Number of  Preferred       ESOP   Common     paid-in    Retained
(in millions, except shares)                                     shares      stock     shares    stock     capital    earnings
------------------------------------------------------------------------------------------------------------------------------


BALANCE DECEMBER 31, 1999                                                     $344      $ (73)  $2,894      $9,213     $12,565
                                                                              ----      -----   ------      ------     -------
Comprehensive income
   Net income                                                                                                            1,040
   Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
       available for sale arising during the period
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income

Total comprehensive income
Common stock issued                                           2,843,243                                         98        (124)
Common stock issued for acquisitions                         29,539,265                                       (101)         (6)
Common stock repurchased                                     31,490,396
Preferred stock (170,000) issued to ESOP                                       170       (180)                  10
Preferred stock released to ESOP                                                           43                   (3)
Preferred stock (40,835) converted to common shares           1,003,046        (41)
Preferred stock dividends                                                                                                   (4)
Common stock dividends                                                                                                    (386)
Change in Rabbi trust assets (classified as treasury stock)
                                                                              ----      -----   ------      ------     -------
Net change                                                                     129       (137)      --           4         520
                                                                              ----      -----   ------      ------     -------

BALANCE MARCH 31, 2000                                                        $473      $(210)  $2,894      $9,217     $13,085
                                                                              ====      =====   ======      ======     =======

BALANCE DECEMBER 31, 2000                                                     $385      $(118)  $2,894      $9,337     $14,541
                                                                              ----      -----   ------      ------     -------
COMPREHENSIVE INCOME
   NET INCOME                                                                                                            1,165
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     TRANSLATION ADJUSTMENTS
     UNREALIZED GAINS (LOSSES) ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE PERIOD
     RECLASSIFICATION ADJUSTMENT FOR
       (GAINS) LOSSES ON SECURITIES
       AVAILABLE FOR SALE INCLUDED IN NET INCOME
     UNREALIZED GAINS (LOSSES) ON DERIVATIVES AND
       HEDGING ACTIVITIES ARISING DURING THE PERIOD
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES ON
       CASH FLOW HEDGES INCLUDED IN NET INCOME
     CUMULATIVE EFFECT OF THE CHANGE IN
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES

TOTAL COMPREHENSIVE INCOME
COMMON STOCK ISSUED                                           7,934,646                                          2        (114)
COMMON STOCK ISSUED FOR ACQUISITIONS                            385,727
COMMON STOCK REPURCHASED                                      5,480,399
PREFERRED STOCK (192,000) ISSUED TO ESOP                                       192       (207)                  15
PREFERRED STOCK RELEASED TO ESOP                                                           56                   (4)
PREFERRED STOCK (52,257) CONVERTED TO COMMON SHARES           1,056,381        (52)                              4
PREFERRED STOCK DIVIDENDS                                                                                                   (4)
COMMON STOCK DIVIDENDS                                                                                                    (412)
CHANGE IN RABBI TRUST ASSETS (CLASSIFIED AS TREASURY STOCK)
                                                                              ----      -----   ------      ------     -------
NET CHANGE                                                                     140       (151)      --          17         635
                                                                              ----      -----   ------      ------     -------

BALANCE MARCH 31, 2001                                                        $525      $(269)  $2,894      $9,354     $15,176
                                                                              ====      =====   ======      ======     =======

------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
                                                                 Notes               Cumulative
                                                            receivable                    other          Total
                                                                  from  Treasury  comprehensive  stockholders'
(in millions, except shares)                                      ESOP     stock         income         equity
--------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1999                                          $(1)  $(1,831)        $  760        $23,871
                                                                   ---   -------         ------        -------
Comprehensive income
   Net income                                                                                            1,040
   Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities
       available for sale arising during the period                                         608            608
     Reclassification adjustment for
       (gains) losses on securities
       available for sale included in net income                                            202            202
                                                                                                       -------
Total comprehensive income                                                                               1,850
Common stock issued                                                          117                            91
Common stock issued for acquisitions                                       1,232                         1,125
Common stock repurchased                                                  (1,230)                       (1,230)
Preferred stock (170,000) issued to ESOP                                                                    --
Preferred stock released to ESOP                                                                            40
Preferred stock (40,835) converted to common shares                           41                            --
Preferred stock dividends                                                                                   (4)
Common stock dividends                                                                                    (386)
Change in Rabbi trust assets (classified as treasury stock)                    1                             1
                                                                   ---   -------         ------        -------
Net change                                                          --       161            810          1,487
                                                                   ---   -------         ------        -------

BALANCE MARCH 31, 2000                                             $(1)  $(1,670)        $1,570        $25,358
                                                                   ===   =======         ======        =======

BALANCE DECEMBER 31, 2000                                          $--   $(1,075)        $  524        $26,488
                                                                   ---   -------         ------        -------
COMPREHENSIVE INCOME
   NET INCOME                                                                                            1,165
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     TRANSLATION ADJUSTMENTS                                                                 (2)            (2)
     UNREALIZED GAINS (LOSSES) ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE PERIOD                                        (383)          (383)
     RECLASSIFICATION ADJUSTMENT FOR
       (GAINS) LOSSES ON SECURITIES
       AVAILABLE FOR SALE INCLUDED IN NET INCOME                                           (181)          (181)
     UNREALIZED GAINS (LOSSES) ON DERIVATIVES AND
       HEDGING ACTIVITIES ARISING DURING THE PERIOD                                          79             79
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES ON
       CASH FLOW HEDGES INCLUDED IN NET INCOME                                               14             14
     CUMULATIVE EFFECT OF THE CHANGE IN
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES                                                                71             71
                                                                                                        ------
TOTAL COMPREHENSIVE INCOME                                                                                 763
COMMON STOCK ISSUED                                                          348                           236
COMMON STOCK ISSUED FOR ACQUISITIONS                                          18                            18
COMMON STOCK REPURCHASED                                                    (275)                         (275)
PREFERRED STOCK (192,000) ISSUED TO ESOP                                                                    --
PREFERRED STOCK RELEASED TO ESOP                                                                            52
PREFERRED STOCK (52,257) CONVERTED TO COMMON SHARES                           48                            --
PREFERRED STOCK DIVIDENDS                                                                                   (4)
COMMON STOCK DIVIDENDS                                                                                    (412)
CHANGE IN RABBI TRUST ASSETS (CLASSIFIED AS TREASURY STOCK)                   (1)                           (1)
                                                                   ---   -------         ------        -------
NET CHANGE                                                          --       138           (402)           377
                                                                   ---   -------         ------        -------

BALANCE MARCH 31, 2001                                             $--   $  (937)        $  122        $26,865
                                                                   ===   =======         ======        =======

--------------------------------------------------------------------------------------------------------------


                                       4

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



-----------------------------------------------------------------------------------------------------------------
                                                                                           Quarter Ended March 31,
                                                                                ---------------------------------
(in millions)                                                                      2001                      2000
-----------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  1,165                  $  1,040
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                     361                       276
      Depreciation and amortization                                                 481                       421
      Net (gains) losses on securities available for sale                          (253)                      601
      Net venture capital gains                                                     (17)                     (885)
      Net gains on sales of mortgages held for sale                                 (58)                      (43)
      Net gains on sales of loans                                                   (13)                       (1)
      Net gains on dispositions of premises and equipment                           (19)                      (34)
      Net gains on dispositions of operations                                      (101)                       (2)
      Release of preferred shares to ESOP                                            52                        40
      Net decrease in trading assets                                                 19                       408
      Deferred income tax expense                                                   141                       386
      Net decrease in accrued interest receivable                                    63                        14
      Net (decrease) increase in accrued interest payable                           (66)                        3
      Originations of mortgages held for sale                                   (28,653)                  (13,682)
      Proceeds from sales of mortgages held for sale                             20,066                    19,240
      Net decrease (increase) in loans held for sale                              1,624                      (532)
      Other assets, net                                                             163                    (1,372)
      Other accrued expenses and liabilities, net                                 2,330                       (45)
                                                                                -------                   -------

Net cash (used) provided by operating activities                                 (2,715)                    5,833
                                                                                -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                         8,973                     7,721
      Proceeds from prepayments and maturities                                    1,218                       900
      Purchases                                                                 (11,931)                   (7,744)
   Net cash (paid for) acquired from acquisitions                                   (98)                      229
   Net increase in banking subsidiaries' loans resulting from originations
      and collections                                                            (1,070)                   (3,116)
   Proceeds from sales (including participations) of banking subsidiaries'
      loans                                                                         249                       276
   Purchases (including participations) of banking subsidiaries' loans             (159)                      (65)
   Principal collected on nonbank subsidiaries' loans                             3,218                       819
   Nonbank subsidiaries' loans originated                                        (2,456)                   (2,295)
   Proceeds from dispositions of operations                                       1,182                         2
   Proceeds from sales of foreclosed assets                                          52                        67
   Net increase in federal funds sold and securities purchased
      under resale agreements                                                    (1,271)                   (1,059)
   Net decrease (increase) in mortgage servicing rights                              96                      (265)
   Other, net                                                                      (955)                   (1,521)
                                                                                -------                   --------

Net cash used by investing activities                                            (2,952)                   (6,051)
                                                                                -------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                       1,762                     6,629
   Net increase (decrease) in short-term borrowings                                 363                    (7,214)
   Proceeds from issuance of long-term debt                                       5,988                     2,936
   Repayment of long-term debt                                                   (3,427)                   (1,698)
   Proceeds from issuance of common stock                                           225                        78
   Repurchase of common stock                                                      (275)                   (1,230)
   Payment of cash dividends on preferred and common stock                         (416)                     (390)
   Other, net                                                                        (8)                       (8)
                                                                                -------                   -------

Net cash provided (used) by financing activities                                  4,212                      (897)
                                                                                -------                   -------

   NET CHANGE IN CASH AND DUE FROM BANKS                                         (1,455)                   (1,115)

Cash and due from banks at beginning of quarter                                  16,978                    14,118
                                                                                -------                   -------

CASH AND DUE FROM BANKS AT END OF QUARTER                                      $ 15,523                  $ 13,003
                                                                                =======                   =======

Supplemental disclosures of cash flow information:
   Cash paid during the quarter for:
      Interest                                                                 $  1,995                  $  1,742
      Income taxes                                                             $    723                  $      5
   Noncash investing and financing activities:
      Transfers from mortgages held for sale to loans                          $    893                  $     --
      Transfers from loans to foreclosed assets                                $     54                  $     54

-----------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies
    ------------------------------------------

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, Wells Fargo & Company and Subsidiaries (the Company) adopted Financial Accounting Standards Board (FASB) Statement No. 133 (FAS
133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and FASB Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES-AN AMENDMENT OF FASB STATEMENT NO. 133. All derivative instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting ("free-standing derivative instruments"). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.

The Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; (3) a derivative instrument is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of a derivative instrument as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that a derivative instrument no longer qualifies as an effective fair value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value, and the previously hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold or terminated the amount reported in other comprehensive income to the date of sale or termination will continue to be reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings. The Company has elected to not apply FAS 133, as permitted by the FASB, to all embedded derivative instruments that existed on January 1, 2001 and were issued or acquired before January 1, 1998 and not substantially modified thereafter.

2.  BUSINESS COMBINATIONS
    ---------------------

On October 25, 2000 the merger involving the Company and First Security Corporation was completed. As a condition to that merger, the Company was required by regulatory agencies to divest 39 stores in Idaho, New Mexico, Nevada and Utah having aggregate deposits of approximately $1.5 billion. These sales were completed in the first quarter of 2001 and the Company realized a net gain of $96 million, which included a $54 million reduction of unamortized goodwill.

The Company regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the three months ended March 31, 2001 include:


-------------------------------------------------------------------------------------------------------------------
                                                                                                          Method of
(in millions)                                                    Date           Assets                   Accounting
-------------------------------------------------------------------------------------------------------------------


Conseco Finance Vendor Services Corporation                     January 31        $860           Purchase of Assets
Buffalo Insurance Agency Group, Inc.                            March 1              1                     Purchase
SCI Financial Group, Inc.                                       March 29            21                     Purchase
                                                                                  ----
                                                                                  $882
                                                                                  ====
-------------------------------------------------------------------------------------------------------------------



In connection with the foregoing transactions, the Company paid cash in the aggregate amount of $390 million and issued aggregate common shares of .4 million.

The Company had three pending transactions as of March 31, 2001, with total assets of approximately $1.0 billion, and anticipates that it will pay aggregate cash of approximately $380 million upon consummation of these transactions.

3.  PREFERRED STOCK
    ---------------


The Company is authorized to issue 20,000,000 shares of preferred stock and 4,000,000 shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.


---------------------------------------------------------------------------------------------------------------------------------

                                           Shares issued and outstanding       Carrying amount (in millions)           Adjustable
                                      ----------------------------------    --------------------------------       dividends rate
                                        MAR. 31,    Dec. 31,     Mar. 31,   MAR. 31,     Dec. 31,    Mar. 31,   -----------------
                                           2001        2000         2000       2001         2000        2000    Minimum   Maximum
                                      ---------   ---------    ---------    -------      -------     -------    -------   -------


Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)       1,468,400   1,468,400    1,500,000      $  73        $  73       $  75        5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50) (1)   4,000,000   4,000,000    4,000,000        200          200         200        7.0      13.0

2001 ESOP Cumulative Convertible
   (Liquidation preference $1,000)      150,361          --           --        150           --          --      10.50     11.50

2000 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       45,163      55,273      129,894         45           55         130      11.50     12.50

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       18,019      18,206       21,947         18           18          22      10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        7,551       7,631        8,300          8            8           8      10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        9,452       9,542       10,739         10           10          11       9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       10,126      10,211       11,910         10           10          12       8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        8,237       8,285       11,921          8            8          12       10.0      10.0

ESOP Cumulative Convertible
   (Liquidation preference $1,000)        2,638       2,656        3,706          3            3           3        9.0       9.0

Unearned ESOP shares (2)                     --          --           --       (269)        (118)       (210)        --        --

$3.15 Cumulative Convertible
   Preferred Stock, Series A                 --          --        9,000         --           --          --         --        --
                                      ---------   ---------    ---------      -----        -----       -----

     Total                            5,719,947   5,580,204    5,707,417      $ 256        $ 267       $ 263
                                      =========   =========    =========      =====        =====       =====

---------------------------------------------------------------------------------------------------------------------------------



(1) Annualized dividend rate is 6.59% through October 1, 2001, after which the rate will become adjustable, subject to the minimum and maximum rates disclosed.
(2) In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

4.  EARNINGS PER COMMON SHARE
    -------------------------

The table below presents earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.


------------------------------------------------------------------------------------------------------------------
                                                                                            Quarter ended March 31,
                                                                                      ----------------------------
(in millions, except per share amounts)                                                    2001               2000
------------------------------------------------------------------------------------------------------------------


Net income                                                                             $  1,165           $  1,040
Less: Preferred stock dividends                                                               4                  4
                                                                                       --------           --------
Net income applicable to common stock                                                  $  1,161           $  1,036
                                                                                       ========           ========

EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                                      $  1,161           $  1,036
                                                                                       ========           ========

Average common shares outstanding (denominator)                                         1,715.9            1,696.7
                                                                                       ========           ========

Per share                                                                              $    .68           $    .61
                                                                                       ========           ========

DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                                      $  1,161           $  1,036
                                                                                       ========           ========

Average common shares outstanding                                                       1,715.9            1,696.7
Add:   Stock options                                                                       22.0               13.1
       Restricted share rights                                                               .8                1.3
       Convertible preferred                                                                 --                 .2
                                                                                       --------           --------
Diluted average common shares outstanding (denominator)                                 1,738.7            1,711.3
                                                                                       ========           ========

Per share                                                                              $    .67           $    .61
                                                                                       ========           ========

------------------------------------------------------------------------------------------------------------------


5.  OPERATING SEGMENTS
    ------------------

The Company has identified three lines of business for the purposes of management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. In the first quarter of 2001, Wells Fargo Home Mortgage activities were included in the Community Banking Group due to the integration of Home Mortgage into Community Banking and the reorganization of Wells Fargo Home Mortgage as a subsidiary of Wells Fargo Bank N.A. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial services company. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. This includes WELLS FARGO FUNDS(SM), a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle, marine) loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PHONEBANK(SM) centers and the National Business Banking Center. Online banking services include the Wells Fargo Internet Services Group and BUSINESS GATEWAY(R), a personal computer banking service exclusively for the small business customer.

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

The following table provides the results for the Company's three major operating segments.


---------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                                                                           Recon-            Consoli-
average balances in billions)            Community           Wholesale         Wells Fargo          ciliation               dated
                                           Banking             Banking           Financial          column (3)            Company
                                  -----------------------------------------------------------------------------------------------
QUARTER ENDED MARCH 31,             2001      2000      2001      2000      2001      2000      2001     2000      2001      2000


Net interest income (1)           $1,997    $1,903      $455      $416      $392      $342      $(24)   $ (29)   $2,820    $2,632
Provision for loan losses            218       189        37        12       106        75        --       --       361       276
Noninterest income                 1,857     1,614       431       340        85        73        41       16     2,414     2,043
Noninterest expense                2,202     2,054       451       341       259       250        84       91     2,996     2,736
                                  ------    ------      ----      ----      ----      ----      ----    -----    ------    ------
Income (loss) before income
   tax expense (benefit)           1,434     1,274       398       403       112        90       (67)    (104)    1,877     1,663
Income tax expense (benefit) (2)     521       447       145       151        42        34         4       (9)      712       623
                                  ------    ------      ----      ----      ----      ----      ----    -----    ------    ------
Net income (loss)                 $  913    $  827      $253      $252      $ 70      $ 56      $(71)   $ (95)   $1,165    $1,040
                                  ======    ======      ====      ====      ====      ====      ====    =====    ======    ======

Average loans                     $  102    $   86      $ 46      $ 39      $ 12      $ 10      $ --    $  --    $  160     $ 135
Average assets                       190       174        57        47        14        12         8        6       269       239
Average core deposits                146       131        11         9        --        --        --       --       157       140

---------------------------------------------------------------------------------------------------------------------------------



(1) Net interest income is the primary source of income for most of the operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented may differ from the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.
(3) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $35 million and $19 million; and unallocated items of $(18) million and $(32) million for the first quarter of 2001 and 2000, respectively. Net income includes Treasury activities of $22 million and $11 million; and unallocated items of $(93) million and $(106) million for the first quarter of 2001 and 2000, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $82 million and $81 million for the first quarter of 2001 and 2000, respectively. The material items in the reconcilation column related to average assets include goodwill and nonqualifying CDI of $8 billion and $6 billion for the first quarter of 2001 and 2000, respectively.

6.  MORTGAGE BANKING ACTIVITIES
    ---------------------------

Mortgage banking activities comprise residential and commercial mortgage originations and servicing and are included in the Community Banking and Wholesale Banking operating segments.

The components of mortgage banking noninterest income are presented below:


-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                             ----------------------
(in millions)                                                                               2001               2000
-------------------------------------------------------------------------------------------------------------------


Origination and other closing fees                                                          $121              $ 65
Servicing fees, net of amortization and impairment                                            10               151
Net gains on securities available for sale                                                   136                --
Net gains on sales of mortgage servicing rights                                               --                26
Net gains on sales of mortgages                                                               58                43
All other                                                                                     66                49
                                                                                            ----              ----
    Total mortgage banking                                                                  $391              $334
                                                                                            ====              ====

-------------------------------------------------------------------------------------------------------------------



The managed servicing portfolio totaled $472 billion at March 31, 2001, $468 billion at December 31, 2000 and $317 billion at March 31, 2000, which included loans subserviced for others of $81 billion, $85 billion and $3 billion, respectively. Mortgage loans serviced for others, which are included in the managed servicing portfolio, are not included in the accompanying consolidated balance sheet.

The following table summarizes the changes in capitalized mortgage loan servicing rights:



-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                             ----------------------
(in millions)                                                                               2001               2000
-------------------------------------------------------------------------------------------------------------------


Balance, beginning of quarter                                                             $5,609             $4,652
    Originations                                                                             324                144
    Purchases                                                                                160                110
    Sales                                                                                     --                (18)
    Amortization                                                                            (166)              (127)
    Other (changes in mortgage servicing rights due to hedging)                             (418)                38
                                                                                          ------             ------
                                                                                           5,509              4,799
    Less valuation allowance                                                                 169                 --
                                                                                          ------             ------

Balance, end of quarter                                                                   $5,340             $4,799
                                                                                          ======             ======

-------------------------------------------------------------------------------------------------------------------


7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ---------------------------------------------

The Company adopted FAS 133 on January 1, 2001. The effect on net income from the adoption was an increase of $13 million (after tax). The pretax amount of $22 million was recorded as a component of other noninterest income. In accordance with the transition provisions of FAS 133, the Company recorded a transition adjustment of $71 million, net of tax, (increase in equity) in other comprehensive income in a manner similar to a cumulative effect of a change in accounting principle. The transition adjustment was the initial amount necessary to adjust the carrying values of certain derivative instruments (that qualified as cash flow hedges) to fair value to the extent that the related hedge transactions had not yet been recognized.

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. In a fair value hedging strategy, the effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. In a cash flow hedging strategy, the variability of cash payments due to interest rate fluctuations is managed by the effective use of derivative instruments that are linked to hedged assets and liabilities.

Derivative instruments that the Company uses as part of its interest rate risk management strategy include interest rate swaps, interest rate futures and forward contracts, and options. Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date. Payments related to the Company's swap contracts are made either monthly, quarterly or semi-annually by one of the parties based on contractual terms. Interest rate futures and forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield. These contracts may be settled either in cash or by delivery of the underlying financial instrument. Futures contracts are standardized and are traded on exchanges. Options are contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the underlying financial instrument at a set price during a period or at a specified date in the future. The writer of the option is obligated to purchase or sell the underlying financial instrument, if the purchaser chooses to exercise the option.

The Company also enters into various free-standing derivative instruments, which include interest rate, commodity and foreign exchange contracts for customer accommodation purposes. Trading activities primarily involve providing various derivative products to customers, managing foreign currency exchange risk and managing overall Company risk. Free-standing derivative instruments also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

By using derivative instruments, the Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. If a counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore creates a repayment risk for the Company. When the fair value of the derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment (or credit) risk. The Company minimizes the credit risk through credit approvals, limits and monitoring procedures. Credit risk related to derivative contracts is considered and, if material, provided for separately. As the Company generally enters into transactions only with counterparties that carry quality credit ratings, losses associated with counterparty nonperformance on derivative contracts have been immaterial. Further, the Company obtains collateral where appropriate and uses master netting arrangements in accordance with FASB Interpretation No. 39, OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS, as amended by FASB Interpretation No. 41, OFFSETTING OF AMOUNTS RELATED TO CERTAIN REPURCHASE AND REVERSE REPURCHASE AGREEMENTS.

The Company's derivative activities are monitored by the Asset/Liability Committee. The Company's Treasury function, which includes asset/liability management, is responsible for implementing various hedging strategies that are developed through its analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

The accounting treatment applied to certain hedging activities was based on matters not yet resolved by the FASB. Final resolution of these matters could have an impact to earnings.

FAIR VALUE HEDGES

The Company enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. Additionally, the Company enters into a combination of derivative instruments (futures, floors, forwards, swaps and options) to hedge changes in fair value of its mortgage servicing rights as it relates to changes in London Interbank Offered Rate (LIBOR) interest rates. The Company's practice is to convert a majority of fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels. In determining the portion of mortgage servicing rights to hedge, the Company takes into account offsetting economic hedge positions (comprised of mortgage-backed securities and principal-only securities) as well as natural offsets from the mortgage loan production franchise.

For the quarter ended March 31, 2001, the Company recognized a gain of $6 million as an offset to interest expense, representing the ineffective portion of fair value hedges of long-term debt. Additionally, for the quarter ended March 31, 2001, the Company recognized a loss of $17 million in noninterest income, which represents the ineffective portion of all fair value hedges of mortgage servicing rights. For long-term debt all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For mortgage servicing rights, all components of each derivative instrument's gain or loss are included in the measurement of hedge ineffectiveness, as reflected in the statement of income, while the time decay and the volatility components of an option's change in value are excluded from the assessment of hedge effectiveness. As of March 31, 2001, there were no instances of designated hedges no longer qualifying as fair value hedges.

CASH FLOW HEDGES

The Company enters into interest rate swaps to convert floating-rate loans to fixed rates. The loans are typically grouped and share the same risk exposure for which they are being hedged. Specific types of loans and amounts that are hedged are determined based on prevailing market conditions, the asset/liability mix of the Company and the current shape of the yield curve. Additionally, to hedge the forecasted sale of its mortgage loans, the Company enters into futures contracts and mandatory forward contracts, including options on futures and forward contracts.

For the quarter ended March 31, 2001, the Company recognized a net loss of $14 million, which represents the total ineffectiveness of all cash flow hedges. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For the quarter ended March 31, 2001, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of March 31, 2001, $24 million of deferred net gains on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those forecasted transactions related to the payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

FREE-STANDING DERIVATIVE INSTRUMENTS

The Company enters into various derivative contracts which primarily focus on providing derivative products to customers. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting.

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with options and forwards. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking noninterest income in the statement of income.

Derivative instruments utilized by the Company and classified as free-standing instruments include interest rate swaps, futures, forwards, floors and caps purchased and written, options purchased and written and warrants.

                                FINANCIAL REVIEW

SUMMARY FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------
                                                                                                        % Change
                                                                         Quarter ended        Mar. 31, 2001 from
                                                       -------------------------------        ------------------
                                                        MAR. 31,   Dec. 31,    Mar. 31,      Dec. 31,    Mar. 31,
(in millions, except per share amounts)                    2001       2000        2000          2000        2000
----------------------------------------------------------------------------------------------------------------


FOR THE PERIOD
Net income                                             $  1,165   $  1,128    $  1,040             3%         12%
Net income applicable to common stock                     1,161      1,124       1,036             3          12

Earnings per common share                              $    .68   $    .66    $    .61             3          11
Diluted earnings per common share                           .67        .65         .61             3          10

Dividends declared per common share                         .24        .24         .22            --           9

Average common shares outstanding                       1,715.9    1,710.5     1,696.7            --           1
Diluted average common shares outstanding               1,738.7    1,732.4     1,711.3            --           2

Profitability ratios (annualized)
   Net income to average total assets (ROA)                1.76%      1.73%       1.75%            2           1
   Net income applicable to common stock to
     average common stockholders' equity (ROE)            17.95      17.16       17.45             5           3

Total revenue                                          $  5,234   $  5,405    $  4,675            (3)         12

Efficiency ratio (1)                                       57.2%      59.5%       58.5%           (4)         (2)

Average loans                                          $159,888   $155,860    $134,935             3          18
Average assets                                          268,536    259,971     239,464             3          12
Average core deposits                                   156,898    151,847     139,687             3          12

Net interest margin                                        5.21%      5.30%       5.39%           (2)         (3)

CASH NET INCOME AND RATIOS (2)
Net income applicable to common stock                  $  1,384   $  1,291    $  1,180             7          17
Earnings per common share                                   .81        .75         .70             8          16
Diluted earnings per common share                           .80        .75         .69             7          16
ROA                                                        2.18%      2.06%       2.07%            6           5
ROE                                                       34.50      31.85       31.98             8           8
Efficiency ratio                                           53.2       56.1        55.1            (5)         (3)

AT PERIOD END
Securities available for sale                          $ 38,144   $ 38,655    $ 41,955            (1)         (9)
Loans                                                   161,876    161,124     139,088            --          16
Allowance for loan losses                                 3,759      3,719       3,406             1          10
Goodwill                                                  9,280      9,303       8,692            --           7
Assets                                                  279,670    272,426     245,567             3          14
Core deposits                                           163,414    156,710     144,970             4          13
Common stockholders' equity                              26,609     26,221      25,095             1           6
Stockholders' equity                                     26,865     26,488      25,358             1           6
Tier 1 capital (3)                                       16,575     16,096      15,014             3          10
Total capital (3)                                        25,255     23,024      21,901            10          15

Capital ratios
   Common stockholders' equity to assets                   9.51%      9.63%      10.22%           (1)         (7)
   Stockholders' equity to assets                          9.61       9.72       10.33            (1)         (7)
   Risk-based capital (3)
     Tier 1 capital                                        7.18       7.29        7.55            (2)         (5)
     Total capital                                        10.94      10.43       11.02             5          (1)
   Leverage (3)                                            6.44       6.49        6.58            (1)         (2)

Book value per common share                            $  15.48   $  15.29    $  14.78             1           5

Staff (active, full-time equivalent)                    113,214    108,727     100,107             4          13

COMMON STOCK PRICE
High                                                   $  54.81   $  56.38    $  43.75            (3)         25
Low                                                       42.55      39.63       31.00             7          37
Period end                                                49.47      55.69       40.75           (11)         21

----------------------------------------------------------------------------------------------------------------



(1) The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(2) Cash net income and ratios exclude goodwill and nonqualifying core deposit intangible (CDI) amortization and the reduction of unamortized goodwill due to sales of assets. The ratios also exclude the balance of goodwill and nonqualifying CDI. Nonqualifying core deposit intangible amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pretax amount for the average balance of nonqualifying CDI was $1,123 million for the three months ended March 31, 2001. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $25 million and $697 million, respectively, for the quarter ended March 31, 2001. Goodwill amortization and the reduction of unamortized goodwill due to the sales of assets and average balance (which are not tax effected) were $144 million, $54 million and $9,266 million, respectively, for the quarter ended March 31, 2001.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW
--------

Wells Fargo & Company is a $280 billion diversified financial services company providing banking, mortgage and consumer finance through the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks fourth in assets at March 31, 2001 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company and Subsidiaries is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

On October 25, 2000, the merger involving the Company and First Security Corporation (the FSCO Merger) was completed, with First Security Corporation (First Security or FSCO) surviving as a wholly owned subsidiary of the Company. The FSCO Merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the information included in this financial review presents the combined results as if the merger had been in effect for all periods presented.

Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

Net income for the first quarter of 2001 was $1,165 million, compared with $1,040 million for the first quarter of 2000, a 12% increase. Diluted earnings per common share for the first quarter of 2001 were $.67, compared with $.61 for the first quarter of 2000.

Return on average assets (ROA) was 1.76% and return on average common equity
(ROE) was 17.95% for the first quarter of 2001, compared with 1.75% and 17.45%, respectively, for the first quarter of 2000.

Diluted earnings excluding goodwill and nonqualifying core deposit intangible amortization and the reduction of unamortized goodwill due to the sales of assets ("cash" earnings) were $.80 per share for the first quarter of 2001, compared with $.69 for the first quarter of 2000. On the same basis, ROA was 2.18% and ROE was 34.50% for the first quarter of 2001, compared with 2.07% and 31.98%, respectively, for the first quarter of 2000.

The difference between cash and reported earnings per share this quarter was greater than in prior quarters due to the impact of goodwill and core deposit intangibles from acquisitions completed recently. Goodwill and core deposit intangible amortization and the reduction of unamortized goodwill due to sales of assets related to acquisitions completed since the November 1998 merger involving Norwest Corporation and the former Wells Fargo & Company, while not affecting cash earnings, reduced first quarter 2001 reported earnings by about $.05 per share and, together with the effect of pending acquisitions, are expected to reduce reported earnings for the full year by about $.13 per share under current accounting rules. The total difference between cash and reported earnings is expected to be $.43 per share in 2001 assuming no change in accounting rules.

After-tax conversion costs for First Security, National Bancorp of Alaska and Brenton Banks were approximately $50 million for the first quarter of 2001. Additional integration costs to complete these conversions are expected to be approximately $87 million (after tax), or $.05 per share, and are expected to be incurred primarily during the second quarter of 2001. In 1999 and 2000, integration costs were offset by market-sensitive income above the normalized per quarter level of $140 million (before tax), or $87 million (after tax), or $.05 per share. Given current stock market conditions, however, market-sensitive income is expected to fall below the normalized level. Net venture capital gains, which have been the primary component of market-sensitive income, were $17 million for the first quarter of 2001.

Net interest income on a taxable-equivalent basis was $2,834 million for the first quarter of 2001, compared with $2,649 million for the first quarter of 2000. The Company's net interest margin was 5.21% for the first quarter of 2001, compared with 5.39% for the first quarter of 2000. The decrease in the margin was due to loan rates falling faster than customer deposit rates following the Federal Reserve interest rate reduction.

Noninterest income was $2,414 million for the first quarter of 2001, compared with $2,043 million for the first quarter of 2000, an increase of 18%. The increase in noninterest income was due to higher net gains on sales of securities in the securities available for sale portfolio in 2001, a $160 million write-down of auto lease residuals in the first quarter of 2000 and a $96 million net gain on divestitures (required as a condition to the First Security merger) of 39 stores in Idaho, New Mexico, Nevada and Utah in 2001. This net gain includes a $54 million reduction of unamortized goodwill. The increase in noninterest income was primarily offset by a decrease in net venture capital gains.

Noninterest expense totaled $2,996 million for the first quarter of 2001, compared with $2,736 million for the first quarter of 2000, an increase of 10%. The efficiency ratio improved to 57.2% for the first quarter of 2001, compared with 58.5% for the same quarter of 2000. On a cash basis, this ratio improved to 53.2%, compared with 55.1% for the same quarter of 2000.

The provision for loan losses was $361 million in the first quarter of 2001, compared with $276 million in the first quarter of 2000. During the first quarter of 2001, net charge-offs were $361 million, or .92% of average total loans (annualized), compared with $275 million, or .82%, during the first quarter of 2000. The allowance for loan losses was $3,759 million, or 2.32% of total loans, at March 31, 2001, compared with $3,719 million, or 2.31%, at December 31, 2000 and $3,406 million, or 2.45%, at March 31, 2000.

At March 31, 2001, total nonaccrual and restructured loans were $1,364 million, or .8% of total loans, compared with $1,195 million, or .7%, at December 31, 2000 and $816 million, or .6%, at March 31, 2000. The Company expects that nonaccrual loans will increase during the year consistent with current economic conditions. Foreclosed assets amounted to $127 million at March 31, 2001, $128 million at December 31, 2000 and $150 million at March 31, 2000.

At March 31, 2001, the ratio of common stockholders' equity to total assets was 9.51%, compared with 9.63% at December 31, 2000 and 10.22% at March 31, 2000. The Company's total risk-based capital (RBC) ratio at March 31, 2001 was 10.94% and its Tier 1 RBC ratio was 7.18%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at March 31, 2000 were 11.02% and 7.55%, respectively. The Company's leverage ratio was 6.44% at March 31, 2001 and 6.58% at March 31, 2000, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT ACCOUNTING STANDARD

In September 2000, the FASB issued Statement No. 140 (FAS 140), ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires some disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 were effective for year-end 2000 financial statements. The other provisions of this Statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; and while the Company will need to structure certain of its sales and securitizations differently as a result, the impact of the new standard will not be material.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

We may make forward-looking statements in this report and in other reports and proxy statements filed with the Securities and Exchange Commission (SEC). In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Written and oral forward-looking statements might include:

- projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

- descriptions of plans or objectives of management for future operations, products or services, including pending acquisitions;

-    forecasts of future economic performance; and

-    descriptions of assumptions underlying or relating to any of the foregoing.


Included in this report are forward-looking statements about - the anticipated impact on reported earnings per share for the year 2001 of goodwill and core deposit intangible amortization from acquisitions completed since the Norwest/Wells Fargo merger - the expected difference between cash and reported earnings per share for the full year 2001 - the anticipated amount and anticipated timing of integration costs relating to the completion of the First Security, National Bancorp of Alaska and Brenton Banks conversions - the expected level of market-sensitive income such as venture capital gains - the expected trend in nonaccrual loans during 2001 - the adequacy of the allowance for loan losses at March 31, 2001 - the anticipated effectiveness of the Company's interest rate risk management strategy in reducing the adverse impact of changes in interest rates on earnings and cash flow - the expectation that the restructuring in 2000 of the securities available for sale portfolio will result in higher yields in future periods - the possibility that certain unrealized losses in the securities available for sale portfolio as of March 31, 2001 may be realized in 2001 - the expectation that retail deposit rates will catch up with market rates by the end of the second quarter of 2001 and that the net interest margin will improve as a result - the expectation that, based on the Company's current and projected balance sheet, changes in interest rates will not significantly affect the Company's liquidity position. Forward-looking statements discuss matters that are not facts and often include the word "believe," "expect," "anticipate," "intend," "plan," "estimate," "will," "can," "would," "should," "could" or "may." You should not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after the date they are made.

There are several factors--many of which are beyond our control--that could cause results to differ significantly from expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Balance Sheet Analysis"). Additional factors, including the regulation and supervision of the holding company and its subsidiaries, are described in our report on Form 10-K for the year ended December 31, 2000. There are factors other than those described in this report or in our Form 10-K that could cause results to differ from expectations. Any factor described in this report or in our Form 10-K could by itself, or together with one or more other factors, adversely affect our business, earnings and/or financial condition.

When we refer to our Form 10-K for the year ended December 31, 2000, we are referring not only to the information included directly in that report but also to information that is incorporated by reference into that report, such as information from our 2000 Annual Report to Stockholders and from our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders. The information incorporated from our 2000 Annual Report to Stockholders is filed as Exhibit 13 to the Form 10-K.

INDUSTRY FACTORS

AS A FINANCIAL SERVICES COMPANY, OUR EARNINGS ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS.

Our business and earnings are sensitive to general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn or higher interest rates could decrease the demand for loans and other products and services and/or increase the number of customers who fail to repay their loans. Higher interest rates also could increase our cost to borrow funds and increase the rate we pay on deposits. This could more than offset, in the net interest margin, any increase we earn on new or floating rate loans or short-term investments. We discuss many of these business and economic conditions in more detail elsewhere in this report and in our Form 10-K for the year ended December 31, 2000.

OUR EARNINGS ALSO ARE SIGNIFICANTLY AFFECTED BY THE FISCAL AND MONETARY POLICIES OF THE FEDERAL GOVERNMENT AND ITS AGENCIES.

The policies of the Board of Governors of the Federal Reserve System impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest paid on interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are hard to predict. Federal Reserve Board policies can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan.

THE FINANCIAL SERVICES INDUSTRY IS HIGHLY COMPETITIVE.

We operate in a highly competitive environment in the products and services we offer and the markets in which we operate. The competition among financial services companies to attract and retain customers is intense. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that provide cost savings to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area.

We believe the financial services industry will become even more competitive as a result of legislative, regulatory and technological changes and the continued consolidation of the industry. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Also, investment banks and insurance companies are competing in more banking businesses such as syndicated lending and consumer banking. Many of our competitors have fewer regulatory constraints and lower cost structures. We expect the consolidation of the financial services industry to result in larger, better capitalized companies offering a wide array of financial services and products.

The Gramm-Leach-Bliley Act (the Act) permits banks, securities firms and insurance companies to merge by creating a new type of financial services company called a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Under the Act, securities firms and insurance companies that elect to become a financial holding company can acquire banks and other financial institutions. The Act significantly changes our competitive environment.

WE ARE HEAVILY REGULATED BY FEDERAL AND STATE AGENCIES.

The holding company, its subsidiary banks and many of its non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to the "Regulation and Supervision" section of our report on Form 10-K for the year ended December 31, 2000 and to Notes 3 and 22 to the Financial Statements included in our 2000 Annual Report to Stockholders and incorporated by reference into the Form 10-K.

CONSUMERS MAY DECIDE NOT TO USE BANKS TO COMPLETE THEIR FINANCIAL TRANSACTIONS.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

COMPANY FACTORS

MAINTAINING OR INCREASING OUR MARKET SHARE DEPENDS ON MARKET ACCEPTANCE AND REGULATORY APPROVAL OF NEW PRODUCTS AND SERVICES.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not successfully introduce new products and services, achieve market acceptance of our products and services, and/or develop and maintain loyal customers.

THE HOLDING COMPANY RELIES ON DIVIDENDS FROM ITS SUBSIDIARIES FOR MOST OF ITS REVENUE.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common and preferred stock and interest and principal on its debt. The payment of dividends by a subsidiary is subject to federal law restrictions as well as to the laws of the subsidiary's state of incorporation. Also, the holding company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. For more information, refer to "Regulation and Supervision--Dividend Restrictions" and "--Holding Company Structure" in our report on Form 10-K for the year ended December 31, 2000.

WE HAVE BUSINESSES OTHER THAN BANKING.

We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps mitigate the impact to the Company when downturns affect any one segment of our industry, it also means that our earnings could be subject to different risks and uncertainties. For example, our venture capital earnings can be volatile and unpredictable. They depend not only on the business success of the underlying investments but also on when the holdings become publicly-traded and subsequent market conditions. A downturn in the stock market--in particular the market for technology stocks--could reduce our venture capital earnings.

The home mortgage industry is subject to special interest rate risks. Loan origination fees and loan servicing fees account for a significant portion of mortgage-related revenues. Changes in interest rates can impact both types of fees. For example, all things being equal, we would expect a decline in mortgage rates to increase the demand for mortgage loans as borrowers refinance existing loans at lower interest rates. When portions of our servicing portfolio pay off, however, we experience lower revenues from our servicing investments unless we add new loans to our servicing portfolio to replace the loans that have been paid off. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and fewer early payoffs of our servicing portfolio. We manage the impact of interest rate changes on the dynamic between loan origination revenues and loan servicing revenues with derivative financial instruments and other asset/liability management tools. How well we manage this risk impacts our mortgage-related revenues. For more information, refer to the "Balance Sheet Analysis" section later in this report and to the same section included in our 2000 Annual Report to Stockholders and incorporated by reference into our Form 10-K for the year ended December 31, 2000.

WE HAVE AN ACTIVE ACQUISITION PROGRAM.

We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. We typically do not publicly comment on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

Our ability to successfully complete an acquisition generally is subject to some type of regulatory approval, and we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We typically can decide not to complete a proposed acquisition or business combination if we believe any condition under which a regulatory approval has been granted is unreasonably burdensome to us.

Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with clients and employees or achieve the anticipated benefits of the acquisition.

OUR BUSINESS COULD SUFFER IF WE FAIL TO ATTRACT AND RETAIN SKILLED PEOPLE.

Our success depends, in part, on our ability to attract and retain key people. Competition for the best people--in particular individuals with technology experience--is intense. We may not be able to hire people or pay them enough to keep them.

OUR STOCK PRICE CAN BE VOLATILE.

Our stock price can fluctuate widely in response to a variety of factors including:

-    actual or anticipated variations in our quarterly operating results

-    new technology or services by our competitors

- significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors

- failure to integrate our acquisitions or realize anticipated benefits from our acquisitions

-    changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

OPERATING SEGMENT RESULTS
-------------------------

COMMUNITY BANKING'S net income was $913 million in the first quarter of 2001, compared with $827 million in the first quarter of 2000, an increase of 10%.

Net interest income increased by $94 million, or 5%. Loans increased almost 19% from last year, with the largest growth in consumer loans, including 1-4 family real estate loans, as well as growth in commercial and construction loans. Overall earning assets grew by 8% partly due to the increase in loans, partially offset by a decrease in the securities available for sale portfolio. Core deposits grew by 11%.

Noninterest income increased by $243 million, or 15%, compared with first quarter 2000. Part of the increase was due to a $96 million net gain on the divestiture of 39 stores (as required as a condition of the merger with First Security) in the first quarter of 2001. In keeping with current stock market conditions, there was a large decrease in venture capital gains this quarter compared with a year ago. This was partially offset by an increase in net gains on the sale of securities available for sale, up over $700 million from the first quarter of 2000 net losses of $603 million due to the restructuring of the securities available for sale portfolio. The change in noninterest income was also impacted by a $160 million write-down of auto lease residuals in the first quarter of 2000. Mortgage operations' contribution increased $57 million from last year, due to higher originations and growth in servicing, both internally generated and through acquisitions.

Total noninterest expense increased by $148 million, or 7%, compared with first quarter 2000, primarily due to increases in personnel expense from acquisitions.

WHOLESALE BANKING'S net income was $253 million in the first quarter of 2001, compared with $252 million in the first quarter of 2000. Net interest income increased to $455 million, compared with $416 million in the first quarter of 2000. Average outstanding loan balances grew to $46 billion in the first quarter of 2001 from $39 billion in the first quarter of 2000, an increase of 18%. Noninterest income increased to $431 million from $340 million, primarily due to insurance revenue, trust fees, trading gains, and fees and commissions, partially offset by lower income from loan sales. Noninterest expense increased to $451 million from $341 million. A major portion of the increase was due to higher personnel costs attributed to additional sales and service staff. The provision for loan losses increased by $25 million to $37 million.

WELLS FARGO FINANCIAL'S net income was $70 million in the first quarter of 2001, compared with $56 million in the first quarter of 2000, an increase of 25%. Net interest income increased $50 million, or 15%, due to growth in average loans. The provision for loan losses increased $31 million, or 42%, substantially due to acquisitions.

EARNINGS PERFORMANCE
--------------------

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis increased to $2,834 million in the first quarter of 2001, compared with $2,649 million in the first quarter of 2000, due to an increase in earning assets. The Company's net interest margin was 5.21% in the first quarter of 2001 and 5.39% in the first quarter of 2000. The decrease in margin was mostly due to higher interest bearing deposit rates which lagged the decline in loan yields. This impact was partially offset by an improvement in earning asset yields predominantly from the restructuring of the investment portfolio started in late 1999.

Interest income included hedging income of $6 million in the first quarter of 2001, compared with hedging income of $2 million in the same quarter a year ago. Interest expense was offset by hedging income of $14 million in the first quarter of 2001 and included hedging expense of $7 million in the first quarter of 2000.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $159.9 billion in the first quarter of 2001, compared with $134.9 billion in the first quarter of 2000. A significant portion of the increase was due to consumer loans, which increased approximately 22% from the first quarter of 2000. Within the consumer loan category, real estate 1-4 family junior lien mortgage loans accounted for the majority of that increase.

Investment securities averaged $34.3 billion during the first quarter of 2001, and $42.6 billion in the first quarter of 2000.

Average core deposits were $156.9 billion and $139.7 billion and funded 58% of the Company's average total assets in the first quarter of 2001 and 2000. The increase was largely due to increased consumer deposits and acquisitions.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)


---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Quarter ended March 31,
                                                               ------------------------------------------------------------
                                                                                      2001                             2000
                                                               ---------------------------       --------------------------
                                                                                  INTEREST                         Interest
                                                                AVERAGE   YIELDS/   INCOME/      Average    Yields/  income/
(in millions)                                                   BALANCE    RATES   EXPENSE       balance     rates  expense
---------------------------------------------------------------------------------------------------------------------------


EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  2,367     5.33%   $   31      $  2,235      5.66%  $   31
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                2,409     7.06        41         4,751      5.76       73
  Securities of U.S. states and political subdivisions            1,996     7.67        37         2,128      7.94       43
  Mortgage-backed securities:
    Federal agencies                                             25,152     7.17       439        27,051      7.18      497
    Private collateralized mortgage obligations                   1,550     8.83        34         2,996      6.96       54
                                                               --------             ------      --------             ------
      Total mortgage-backed securities                           26,702     7.27       473        30,047      7.16      551
  Other debt securities (4)                                       3,236     7.85        65         5,681      8.05       63
                                                               --------             ------      --------             ------
        Total debt securities available for sale (4)             34,343     7.33       616        42,607      7.09      730
Mortgages held for sale (3)                                      14,146     7.24       257         9,660      7.53      184
Loans held for sale (3)                                           4,817     7.78        93         5,382      8.06      108
Loans:
  Commercial                                                     49,093     9.07     1,098        42,200      9.10      954
  Real estate 1-4 family first mortgage                          18,315     7.56       346        13,811      8.01      276
  Other real estate mortgage                                     23,904     8.80       520        21,329      9.23      490
  Real estate construction                                        7,916     9.60       187         6,256      9.73      151
  Consumer:
    Real estate 1-4 family junior lien mortgage                  18,528    10.20       470        13,325     10.20      339
    Credit card                                                   6,333    14.15       225         5,614     13.79      193
    Other revolving credit and monthly payment                   23,942    11.94       712        20,903     11.77      614
                                                               --------             ------      --------             ------
      Total consumer                                             48,803    11.57     1,407        39,842     11.53    1,146
  Lease financing                                                10,273     7.98       204         9,885      7.64      189
  Foreign                                                         1,584    21.17        84         1,612     21.48       87
                                                               --------             ------      --------             ------
        Total loans (5)                                         159,888     9.70     3,846       134,935      9.79    3,293
Other                                                             3,539     5.98        52         3,491      5.66       49
                                                               --------             ------      --------             ------
          Total earning assets                                 $219,100     9.02     4,895      $198,310      8.95    4,395
                                                               ========             ------      ========             ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  2,469     3.67        22      $  3,337      1.41       12
  Market rate and other savings                                  70,158     2.85       494        61,680      2.56      392
  Savings certificates                                           32,828     5.80       470        29,325      4.99      363
  Other time deposits                                             2,223     5.53        30         3,743      5.22       49
  Deposits in foreign offices                                     7,708     5.54       105         3,913      5.55       54
                                                               --------             ------      --------             ------
      Total interest-bearing deposits                           115,386     3.94     1,121       101,998      3.43      870
Short-term borrowings                                            28,186     5.67       394        29,330      5.81      424
Long-term debt                                                   33,571     6.31       529        27,295      6.37      435
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           933     7.80        17           935      7.86       17
                                                               --------             ------      --------             ------
        Total interest-bearing liabilities                      178,076     4.68     2,061       159,558      4.40    1,746
Portion of noninterest-bearing funding sources                   41,024       --        --        38,752        --       --
                                                               --------             ------      --------             ------
          Total funding sources                                $219,100     3.81     2,061      $198,310      3.56    1,746
                                                               ========             ------      ========             ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                            5.21%   $2,834                    5.39%  $2,649
                                                                           =====    ======                    =====  ======

NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 14,813                         $ 12,802
Goodwill                                                          9,266                            8,274
Other                                                            25,357                           20,078
                                                               --------                         --------
          Total noninterest-earning assets                     $ 49,436                         $ 41,154
                                                               ========                         ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 51,443                         $ 45,345
Other liabilities                                                12,523                           10,411
Preferred stockholders' equity                                      267                              272
Common stockholders' equity                                      26,227                           23,878
Noninterest-bearing funding sources used to
  fund earning assets                                           (41,024)                         (38,752)
                                                               --------                         --------
          Net noninterest-bearing funding sources              $ 49,436                         $ 41,154
                                                               ========                         ========

TOTAL ASSETS                                                   $268,536                         $239,464
                                                               ========                         ========

---------------------------------------------------------------------------------------------------------------------------


(1) The average prime rate of the Company was 8.63% and 8.69% for the quarters ended March 31, 2001 and 2000, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.34% and 6.11% for the quarters ended March 31, 2001 and 2000, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances computed on a settlement date basis.
(4)  Includes certain preferred securities.
(5) Nonaccrual loans and related income are included in their respective loan categories.
(6) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                                               Quarter
                                                                                        ended March 31,
                                                                                 ---------------------            %
 (in millions)                                                                     2001           2000       CHANGE
-------------------------------------------------------------------------------------------------------------------


Service charges on deposit accounts                                              $  428         $  404            6%
Trust and investment fees:
   Asset management and custody fees                                                189            176            7
   Mutual fund and annuity sales fees                                               214            184           16
   All other                                                                         12             37          (68)
                                                                                 ------         ------
     Total trust and investment fees                                                415            397            5

Credit card fees                                                                    181            167            8
Other fees:
   Cash network fees                                                                 46             40           15
   Charges and fees on loans                                                         94             81           16
   All other                                                                        167            130           28
                                                                                 ------         ------
     Total other fees                                                               307            251           22

Mortgage banking:
   Origination and other closing fees                                               121             65           86
   Servicing fees, net of amortization and impairment                                10            151          (93)
   Net gains on securities available for sale                                       136             --          100
   Net gains on sales of mortgage servicing rights                                   --             26         (100)
   Net gains on sales of mortgages                                                   58             43           35
   All other                                                                         66             49           35
                                                                                 ------         ------
     Total mortgage banking                                                         391            334           17

Insurance                                                                           118             95           24
Net venture capital gains                                                            17            885          (98)
Net gains (losses) on securities available for sale                                 117           (601)          --
Income from equity investments accounted
  for by the:
   Cost method                                                                       91            114          (20)
   Equity method                                                                      1             37          (97)
Net gains on sales of loans                                                          13              1           --
Net gains on dispositions of operations                                             101              2           --
All other                                                                           234            (43)          --
                                                                                 ------         ------

     Total                                                                       $2,414         $2,043           18%
                                                                                 ======         ======         ====

-------------------------------------------------------------------------------------------------------------------



The increase in mutual fund fees for the first quarter of 2001 was due to the overall growth in mutual fund assets. The Company managed mutual funds with $72 billion of assets at March 31, 2001, compared with $64 billion at March 31, 2000. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $486 billion and $498 billion at March 31, 2001 and 2000, respectively.

The increase in mortgage banking noninterest income for the first quarter of 2001 was primarily due to an increase in fee income associated with higher loan origination volume and growth in the servicing portfolio, partly offset by an increase in amortization and a provision for impairment of mortgage servicing rights. In addition to increased fee income, the Company employed economic hedges that predominantly offset the impairment with gains on sales of securities available for sale.

The decrease in net venture capital gains was primarily due to a gain of about $560 million that was recognized on the Company's investment in Siara Systems in the first quarter of 2000. Gains from sales of venture capital securities are generally dependent on the timing of holdings becoming publicly traded and subsequent market conditions, causing venture capital gains to be unpredictable in nature.

The net losses on securities available for sale in the first quarter of 2000 were due to the restructuring of the securities available for sale portfolio. Benefits of that strategy were realized in the first quarter of 2001 and are expected to be realized in higher yields in future periods.

The increase in net gains on dispositions of operations was due to a $96 million net gain, which included a $54 million reduction of unamortized goodwill, related to the divestiture of 39 stores (as a condition to the First Security merger) in Idaho, New Mexico, Nevada and Utah.

"All other" noninterest income in the first quarter of 2000 included a $160 million write-down of auto lease residuals. In the third quarter of 2000, the Company entered into a residual loss insurance policy that covers substantially all additional declines in residual values for leases in the portfolio, not including the First Security lease portfolio, as of June 30, 2000. As of March 31, 2001, approximately 70% of the lease residuals were covered by this policy.

NONINTEREST EXPENSE



-------------------------------------------------------------------------------------------------------------------

                                                                                               Quarter
                                                                                        ended March 31,
                                                                                 ---------------------            %
 (in millions)                                                                     2001           2000       Change
-------------------------------------------------------------------------------------------------------------------


Salaries                                                                         $  977          $ 881           11%
Incentive compensation                                                              204            168           21
Employee benefits                                                                   278            255            9
Equipment                                                                           237            221            7
Net occupancy                                                                       237            238           --
Goodwill                                                                            144            117           23
Core deposit intangible:
   Nonqualifying (1)                                                                 40             44           (9)
   Qualifying                                                                         3              4          (25)
Net gains on dispositions of premises
   and equipment                                                                    (19)           (34)         (44)
Contract services                                                                   116            109            6
Outside professional services                                                       102             89           15
Outside data processing                                                              77             79           (3)
Advertising and promotion                                                            58             61           (5)
Telecommunications                                                                   79             68           16
Travel and entertainment                                                             73             57           28
Postage                                                                              69             60           15
Stationery and supplies                                                              59             49           20
Insurance                                                                            47             42           12
Operating losses                                                                     56             37           51
Security                                                                             27             23           17
All other                                                                           132            168          (21)
                                                                                 ------          -----

   Total                                                                         $2,996         $2,736           10%
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

The increase in salaries, incentive compensation, and employee benefits was due to an increase in active full-time equivalent staff to 113,214 at March 31, 2001 from 100,107 at March 31, 2000.

CASH EARNINGS/RATIOS

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization and the reduction of unamortized goodwill due to the sales of assets ("cash" earnings) for the quarter ended March 31, 2001.


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                              March 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------


Income before income tax expense                        $1,877              $198              $40            $2,115
   Income tax expense                                      712                --               15               727
                                                        ------              ----              ---            ------
Net income                                               1,165               198               25             1,388
   Preferred stock dividends                                 4                --               --                 4
                                                        ------              ----              ---            ------
Net income applicable to common stock                   $1,161              $198              $25            $1,384
                                                        ======              ====              ===            ======
Earnings per common share                               $  .68                                               $  .81
                                                        ======                                               ======
Diluted earnings per common share                       $  .67                                               $  .80
                                                        ======                                               ======

-------------------------------------------------------------------------------------------------------------------



The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and the reduction of unamortized goodwill due to the sales of assets and related balances for the quarter ended March 31, 2001 were calculated as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                        March 31, 2001
-------------------------------------------------------------------------------------------------------------------

                                    ROA:             A / (C-E-F)    =   2.18 %
                                    ROE:             B / (D-E-G)    =  34.50 %
                                    Efficiency:      (H-I) / (J+K)  =   53.2 %


Net income                                                                                            $  1,388  (A)
Net income applicable to common stock                                                                    1,384  (B)
Average total assets                                                                                   268,536  (C)
Average common stockholders' equity                                                                     26,227  (D)
Average goodwill                                                                                         9,266  (E)
Average pretax nonqualifying core deposit intangible                                                     1,123  (F)
Average after-tax nonqualifying core deposit intangible                                                    697  (G)
Noninterest expense                                                                                      2,996  (H)
Amortization expense for goodwill and nonqualifying core deposit intangible                                184  (I)
Net interest income plus noninterest income                                                              5,234  (J)
Reduction of unamortized goodwill due to sales of assets                                                    54  (K)

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



-------------------------------------------------------------------------------------------------------------

                                                           MARCH 31,        December 31,             March 31,
                                                               2001                2000                  2000
                                                 ------------------   -----------------   -------------------
                                                          ESTIMATED           Estimated             Estimated
                                                               FAIR                fair                  fair
(in millions)                                        COST     VALUE      Cost     value        Cost     value
-------------------------------------------------------------------------------------------------------------


Securities of U.S. Treasury and
    federal agencies                              $ 1,669   $ 1,743   $ 2,739   $ 2,783     $ 2,974   $ 2,943
Securities of U.S. states and
    political subdivisions                          2,260     2,348     2,322     2,400       2,422     2,405
Mortgage-backed securities:
    Federal agencies                               27,329    28,001    26,304    26,995      26,140    25,681
    Private collateralized
     mortgage obligations (1)                       1,582     1,624     1,455     1,446       3,024     2,890
                                                  -------    ------   -------   -------     -------   -------
      Total mortgage-backed securities             28,911    29,625    27,759    28,441      29,164    28,571
Other                                               2,773     2,808     2,588     2,502       2,814     2,678
                                                  -------   -------   -------   -------     -------   -------
    Total debt securities                          35,613    36,524    35,408    36,126      37,374    36,597
Marketable equity securities                        2,563     1,620     2,457     2,529       2,178     5,358
                                                  -------   -------   -------   -------     -------   -------

         Total                                    $38,176   $38,144   $37,865   $38,655     $39,552   $41,955
                                                  =======   =======   =======   =======     =======   =======

-------------------------------------------------------------------------------------------------------------



(1) Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net
(loss) gain on securities available for sale. The estimated unrealized net
(loss) gain on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.


-------------------------------------------------------------------------------------------------------------------

                                                             MARCH 31,               Dec. 31,              March 31,
(in millions)                                                    2001                   2000                   2000
-------------------------------------------------------------------------------------------------------------------


Estimated unrealized gross gains                              $ 1,328                 $1,620                $ 3,525
Estimated unrealized gross losses                              (1,360)                  (830)                (1,122)
                                                              -------                 ------                -------
Estimated unrealized net (loss) gain                          $   (32)                $  790                $ 2,403
                                                              =======                 ======                =======

-------------------------------------------------------------------------------------------------------------------



Certain of the unrealized losses as of March 31, 2001 may be realized in 2001 if market conditions continue at depressed levels.

The following table provides the components of the realized net gain (loss) on the sales of securities from the securities available for sale portfolio. (Realized gains on marketable equity securities from venture capital investments are reported as net venture capital gains.)


------------------------------------------------------------------------------------------------------------------
                                                                                                           Quarter
                                                                                                    ended March 31,
                                                                                              --------------------
(in millions)                                                                                  2001           2000
------------------------------------------------------------------------------------------------------------------



Realized gross gains (1)                                                                       $296          $  15
Realized gross losses                                                                           (43)          (616)
                                                                                               ----          -----
Realized net gain (loss)                                                                       $253          $(601)
                                                                                               ====          =====

------------------------------------------------------------------------------------------------------------------



(1) Includes $136 million reported in mortgage banking noninterest income for the first quarter of 2001.

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 7 years and 2 months at March 31, 2001. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At March 31, 2001, mortgage-backed securities, including collateralized mortgage obligations, were $29.6 billion, or 77.7% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on that rate scenario, mortgage-backed securities would decrease in fair value from $29.6 billion to $21.5 billion and the expected remaining maturity of these securities would increase from 5 years and 7 months to 7 years and 2 months.

LOAN PORTFOLIO


-----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                     Mar. 31, 2001 from
                                                                                                -----------------------
                                                       MAR. 31,       Dec. 31,       Mar. 31,    Dec. 31,       Mar. 31,
(in millions)                                             2001           2000           2000        2000           2000
-----------------------------------------------------------------------------------------------------------------------


Commercial (1)                                        $ 49,380       $ 50,518       $ 43,851          (2)%           13%
Real estate 1-4 family first mortgage                   18,940         18,464         15,262           3             24
Other real estate mortgage (2)                          23,947         23,972         22,011          --              9
Real estate construction                                 8,201          7,715          6,366           6             29
Consumer:
   Real estate 1-4 family junior lien mortgage          18,912         18,218         13,825           4             37
   Credit card                                           6,245          6,616          5,519          (6)            13
   Other revolving credit and monthly payment           24,141         23,974         20,958           1             15
                                                      --------       --------       --------
      Total consumer                                    49,298         48,808         40,302           1             22
Lease financing                                         10,565         10,023          9,670           5              9
Foreign                                                  1,545          1,624          1,626          (5)            (5)
                                                      --------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $3,736, $3,742 and $3,368)                   $161,876       $161,124       $139,088          --%            16%
                                                      ========       ========       ========         ===             ==

-----------------------------------------------------------------------------------------------------------------------



(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,824 million, $4,206 million and $3,206 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.
(2) Includes agricultural loans that are secured by real estate of $1,260 million, $1,280 million and $1,153 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.



NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)



-------------------------------------------------------------------------------------------------------------------
                                                                           MAR. 31,         Dec. 31,        Mar. 31,
(in millions)                                                                 2001             2000            2000
-------------------------------------------------------------------------------------------------------------------


Nonaccrual loans:
   Commercial (2)                                                           $  835           $  739            $458
   Real estate 1-4 family first mortgage                                       131              127             138
   Other real estate mortgage (3)                                              135              113             113
   Real estate construction                                                     65               57              23
   Consumer:
      Real estate 1-4 family junior lien mortgage                               16               23              11
      Other revolving credit and monthly payment                                32               36              23
                                                                            ------           ------            ----
        Total consumer                                                          48               59              34
   Lease financing                                                             141               92              38
   Foreign                                                                       9                7              11
                                                                            ------           ------            ----
      Total nonaccrual loans (4)                                             1,364            1,194             815
Restructured loans                                                              --                1               1
                                                                            ------           ------            ----
Nonaccrual and restructured loans                                            1,364            1,195             816
As a percentage of total loans                                                  .8%              .7%             .6%

Foreclosed assets                                                              127              128             150
Real estate investments (5)                                                     27               27              32
                                                                            ------           ------            ----
Total nonaccrual and restructured loans
   and other assets                                                         $1,518           $1,350            $998
                                                                            ======           ======            ====

-------------------------------------------------------------------------------------------------------------------


(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes commercial agricultural loans of $43 million, $44 million and $37 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.
(3) Includes agricultural loans secured by real estate of $9 million, $13 million and $11 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.
(4) Of the total nonaccrual loans, $875 million, $761 million and $391 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $50 million, $56 million and $85 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

The Company generally identifies loans to be evaluated for impairment under FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, when such loans are on nonaccrual or have been restructured. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 14 family loans (both first liens and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, rather than the contractual terms specified by the restructuring agreement. Consequently, not all impaired loans are necessarily placed on nonaccrual status. That is, loans performing under restructured terms beyond a specified performance period are classified as accruing but may still be deemed impaired under FAS 114.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:


-------------------------------------------------------------------------------------------------------------------

                                                               MAR. 31,                Dec. 31,             Mar. 31,
(in millions)                                                     2001                    2000                 2000
-------------------------------------------------------------------------------------------------------------------


Impairment measurement based on:
    Collateral value method                                       $282                    $174                 $174
    Discounted cash flow method                                    324                     331                   81
    Historical loss factors                                        269                     257                  137
                                                                  ----                    ----                 ----
      Total (1)                                                   $875                    $762                 $392
                                                                  ====                    ====                 ====

-------------------------------------------------------------------------------------------------------------------



(1) Includes $427 million, $345 million and $216 million of impaired loans with a related FAS 114 allowance of $75 million, $74 million and $80 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

The average recorded investment in impaired loans was $789 million and $372 million during the first three months of 2001 and 2000, respectively. Total interest income recognized on impaired loans was $7 million and $2 million during the first three months of 2001 and 2000, respectively, most of which was recorded using the cash method.

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

The Company anticipates changes in the amount of nonaccrual loans that result from increases in lending activity and reductions due to resolutions of loans in the nonaccrual portfolio. The Company expects that nonaccrual loans will increase during the year consistent with current economic conditions. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company may acquire loans from other financial institutions that may be classified as nonaccrual based on the Company's policies.

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



-------------------------------------------------------------------------------------------------------------------

                                                                         MAR. 31,         Dec. 31,          Mar. 31,
(in millions)                                                               2001             2000              2000
-------------------------------------------------------------------------------------------------------------------


Commercial                                                                  $ 93             $ 90              $ 72
Real estate 1-4 family first mortgage                                         55               66                36
Other real estate mortgage                                                    25               24                17
Real estate construction                                                      15               12                15
Consumer:
     Real estate 1-4 family junior lien mortgage                              44               27                35
     Credit card                                                              99               96               100
     Other revolving credit and monthly payment                              261              263               209
                                                                            ----             ----              ----
        Total consumer                                                       404              386               344
                                                                            ----             ----              ----
     Total                                                                  $592             $578              $484
                                                                            ====             ====              ====

-------------------------------------------------------------------------------------------------------------------


ALLOWANCE FOR LOAN LOSSES



-------------------------------------------------------------------------------------------------------------------
                                                                                             Quarter ended March 31,
                                                                                             ----------------------
(in millions)                                                                                   2001           2000
-------------------------------------------------------------------------------------------------------------------


BALANCE, BEGINNING OF PERIOD                                                                  $3,719         $3,344

Allowances related to business combinations                                                       40             61

Provision for loan losses                                                                        361            276

Loan charge-offs:
    Commercial                                                                                  (109)          (105)
    Real estate 1-4 family first mortgage                                                         (3)            (7)
    Other real estate mortgage                                                                    (3)            (3)
    Real estate construction                                                                      (1)            (1)
    Consumer:
       Real estate 1-4 family junior lien mortgage                                               (11)           (11)
       Credit card                                                                              (101)           (86)
       Other revolving credit and monthly payment                                               (187)          (152)
                                                                                              ------         ------
          Total consumer                                                                        (299)          (249)
    Lease financing                                                                              (24)           (13)
    Foreign                                                                                      (18)           (24)
                                                                                              ------         ------
              Total loan charge-offs                                                            (457)          (402)
                                                                                              ------         ------

Loan recoveries:
    Commercial                                                                                    16             33
    Real estate 1-4 family first mortgage                                                          1              1
    Other real estate mortgage                                                                     2              3
    Real estate construction                                                                       1              1
    Consumer:
       Real estate 1-4 family junior lien mortgage                                                 3              4
       Credit card                                                                                12             10
       Other revolving credit and monthly payment                                                 49             56
                                                                                              ------         ------
          Total consumer                                                                          64             70
    Lease financing                                                                                7              3
    Foreign                                                                                        5             16
                                                                                              ------         ------
              Total loan recoveries                                                               96            127
                                                                                              ------         ------
                Total net loan charge-offs                                                      (361)          (275)
                                                                                              ------         ------

BALANCE, END OF PERIOD                                                                        $3,759         $3,406
                                                                                              ======         ======

Total net loan charge-offs as a percentage
    of average total loans (annualized)                                                          .92%           .82%
                                                                                              ======         ======

Allowance as a percentage of total loans                                                        2.32%          2.45%
                                                                                              ======         =======

-------------------------------------------------------------------------------------------------------------------




The Company considers the allowance for loan losses of $3,759 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2001. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS


-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------


Nonmarketable equity investments                             $ 4,261                 $ 4,142                $ 3,864
Trading assets                                                 3,758                   3,777                  2,282
Interest receivable                                            1,453                   1,516                  1,273
Government National Mortgage Association
    (GNMA) pool buy-outs                                       2,434                   1,510                  1,445
Certain identifiable intangible assets                           221                     227                    248
Foreclosed assets                                                127                     128                    150
Interest-earning deposits                                        141                      95                    156
Due from customers on acceptances                                 89                      85                    111
Other                                                          9,797                  10,449                 11,488
                                                             -------                 -------                -------

        Total interest receivable and other assets           $22,281                 $21,929                $21,017
                                                             =======                 =======                =======

-------------------------------------------------------------------------------------------------------------------




GNMA pool buy-outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company, on behalf of the guarantors, undertakes the collection and foreclosure process. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances, by the guarantors.

Trading assets consist largely of securities, including corporate debt and U.S. government agency obligations, and derivative instruments held for customer accommodation purposes. Interest income from trading assets was $32 million and $22 million in the first quarter of 2001 and 2000, respectively. Noninterest income from trading assets was $113 million and $60 million in the first quarter of 2001 and 2000, respectively.

Amortization expense for certain identifiable intangible assets included in other assets was $11 million in the first quarter of 2001 and 2000.

DEPOSITS


-------------------------------------------------------------------------------------------------------------------
                                                            MARCH 31,            December 31,              March 31,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------


Noninterest-bearing                                         $ 54,996                $ 55,096               $ 48,491
Interest-bearing checking                                      2,484                   3,699                  4,093
Market rate and other savings                                 74,128                  66,859                 62,824
Savings certificates                                          31,806                  31,056                 29,562
                                                            --------                --------               --------
    Core deposits                                            163,414                 156,710                144,970
Other time deposits                                            1,613                   5,137                  4,649
Deposits in foreign offices                                    6,294                   7,712                  5,449
                                                            --------                --------               --------

        Total deposits                                      $171,321                $169,559               $155,068
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



-------------------------------------------------------------------------------------------------------------------
                                                                                                         To be well
                                                                                                  capitalized under
                                                                                                         the FDICIA
                                                                             For capital          prompt corrective
                                                       Actual          adequacy purposes          action provisions
                                            -----------------        -------------------        -------------------
(in billions)                                 Amount    Ratio          Amount      Ratio         Amount       Ratio
---------------------------------------     --------  -------        --------     ------        -------     -------


As of March 31, 2001:
    Total capital (to risk-weighted assets)
        Wells Fargo & Company                 $ 25.3    10.94%       > $ 18.5     > 8.00%
                                                                     -            -
        Wells Fargo Bank Minnesota, N.A.         3.3    12.15        >    2.2     > 8.00        > $ 2.8     > 10.00%
                                                                     -            -             -           -
        Wells Fargo Bank, N.A.                  13.1    12.38        >    8.5     > 8.00        >  10.6     > 10.00
                                                                     -            -             -           -

    Tier 1 capital (to risk-weighted assets)
        Wells Fargo & Company                 $ 16.6     7.18%       > $  9.2     > 4.00%
                                                                     -            -
        Wells Fargo Bank Minnesota, N.A.         3.0    11.14        >    1.1     > 4.00        > $ 1.7     >  6.00%
                                                                     -            -             -           -
        Wells Fargo Bank, N.A.                   7.9     7.42        >    4.2     > 4.00        >   6.4     >  6.00
                                                                     -            -             -           -

    Tier 1 capital (to average assets)
      (Leverage ratio)
        Wells Fargo & Company                 $ 16.6     6.44%       > $ 10.3     > 4.00%(1)
                                                                     -            -
        Wells Fargo Bank Minnesota, N.A.         3.0     5.98        >    2.0     > 4.00 (1)    > $ 2.6     >  5.00%
                                                                     -            -             -           -
        Wells Fargo Bank, N.A.                   7.9     7.32        >    4.3     > 4.00 (1)    >   5.4     >  5.00
                                                                     -            -             -           -

-------------------------------------------------------------------------------------------------------------------



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

Liquidity for the Company is also provided by interest income, deposit-raising activities, potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. The Company accesses the capital markets for long-term funding through the issuance of registered debt, private placements and asset-based secured funding.

In October 2000, the Parent filed a shelf registration statement with the SEC under which the Parent may issue up to $10 billion in debt and equity securities, excluding common stock, other than common stock issuable upon the exercise or conversion of debt and equity securities. In March 2001, the Parent issued $1.2 billion in Floating-Rate Medium-Term Notes. The remaining issuance authority at March 31, 2001 under the October 2000 registration statement, together with the $550 million issuance authority remaining on the Parent's registration statement filed in 1999, was $9.35 billion. In May 2001, the Parent issued $500 million in Medium-Term Notes. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future, are expected to be used for general corporate purposes.

In February 2001, Wells Fargo Financial, Inc. (WFFI) filed a shelf registration statement with the SEC, under which WFFI may issue up to $4 billion in senior or subordinated debt securities. In February 2001, WFFI issued $500 million in Senior Notes. As of March 31, 2001, the remaining issuance authority under that registration statement and the WFFI shelf registration statements filed in 2000 and 1999 was $4.95 billion. In May 2001, WFFI issued $500 million in Senior Notes. In 1999, a subsidiary of WFFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1 billion (Canadian) in debt securities. As of March 31, 2001, there was $340 million (Canadian) remaining on that registration statement.

In February and March 2001, Wells Fargo Bank, N.A. issued a total of $1.75 billion in Subordinated Notes. These issuances were completed as private placements in accordance with the Office of the Comptroller of the Currency
(OCC) rules for securities offerings by banks. Also in February 2001, Wells Fargo Bank, N.A. filed with the OCC an Offering Circular to issue from time to time up to $20 billion in senior and subordinated notes. These issuances will be completed as private placements. In May 2001, Wells Fargo Bank, N.A. called $750 million in Subordinated Notes at par.

Since 1986, the Company has repurchased common shares in the open market under a systematic plan to meet the common stock issuance requirements of the Company's benefit plans and for acquisitions accounted for as purchases. In February 2001, the Board of Directors authorized the repurchase of up to 25 million additional shares of the Company's outstanding common stock. As of March 31, 2001, the total remaining common stock repurchase authority was approximately 25 million shares.

At the stockholders' meeting held on April 24, 2001 the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance from four billion shares to six billion shares.

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

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage the exposure interest rate fluctuations have on net income and cash flows and to enhance profitability in ways that promise sufficient reward for understood and controlled risk. Funding positions are kept within predetermined limits designed to ensure that risk taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income simulation to help characterize the market risk arising from changes in interest rates in the other-than-trading portfolio.

The Company's net interest income simulation includes all other-than-trading financial assets, financial liabilities, derivative financial instruments and leases where the Company is the lessor. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. This simulation measures both the term structure risk and the basis risk in the Company's positions. The simulation also captures the option characteristics of products, such as caps and floors on floating-rate loans, the right to prepay mortgage loans without penalty and the ability of customers to withdraw deposits on demand. These options are modeled directly in the simulation either through the use of caps and floors on loans, or through statistical analysis of historical customer behavior, in the case of mortgage loan prepayments or non-maturity deposits.

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. The simulation for March 31, 2001 showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that is projected to result in a decrease in net income of $106 million. In the simulation that was run at December 31, 2000, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $61 million.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures indicated by the net income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable cash flow. The Company also purchases interest rate floors to protect against the loss in interest income on LIBOR-based loans during a declining interest rate environment. Additionally, receive-fixed rate swaps are used to convert floating-rate loans into fixed rates to better match the liabilities that fund the loans. The Company also uses derivatives including floors, futures contracts and options on futures contracts to hedge the Company's mortgage servicing rights as well as forwards, futures and options on futures and forwards to hedge the Company's 1-4 family real estate first mortgage loan commitments and mortgage loans held for sale.

Looking toward managing interest rate risk in 2001, the Company will face risk primarily from the possibility of falling rates. Given the Company's negative one year gap, if rates fall, risk-sensitive liabilities are expected to fall faster than asset yields, leading to an increase in margin during the year. A weakness of gap analysis is that it only considers gap periods and not the exposure within periods. This period exposure was evident in the first quarter of 2001, as retail deposit rates, due to competition, lagged the decline in asset yields. The margin should benefit by the end of the second quarter as deposit rates catch up to market rate changes.

As mentioned above, the Company has also partially hedged its mortgage serving rights against a falling rate scenario, using primarily floors, futures contracts and options on futures contracts. Based on its current and projected balance sheet, the Company does not expect that a change in interest rates would significantly affect its liquidity position.

The Company considers the fair values and the potential near term losses to future earnings related to its customer accommodation derivative financial instruments to be immaterial.

                           PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), and Exhibits 3(b) and 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company's name and increasing authorized common and preferred stock, respectively).

                     (b) Certificate of Amendment of Certificate of Incorporation filed on May 8, 2001 with the Delaware Secretary of State, filed herewith

                     (c) Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

                     (d) Certificate of Designations for the Company's ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

                     (e) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

                     (f) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

                     (g) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 20, 1996

                     (h) Certificate of Designations for the Company's 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

                     (i) Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

                    3(j) Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

                     (k) Certificate of Designations for the Company's Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                     (l) Certificate of Designations for the Company's Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

                     (m) Certificate of Designations for the Company's Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                     (n) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

                     (o) Certificate of Designations for the Company's 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

                     (p) Certificate of Designations for the Company's 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

                     (q) Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001

                     (r) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                    4(a)   See Exhibits 3(a) through 3(r)

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

                   10(a) Deferred Compensation Plan, as amended through January 1, 2001, filed herewith

                     (b) 1999 Directors Stock Option Plan, as amended through January 1, 2001, filed herewith

                     (c) 1999 Directors Formula Stock Award Plan, as amended through January 1, 2001, filed herewith

                   99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.89 and 1.94 for the quarters ended March 31, 2001 and 2000, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 2.92 and 2.84 for the quarters ended March 31, 2001 and 2000, respectively.

                     (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.89 and 1.93 for the quarters ended March 31, 2001 and 2000, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 2.90 and 2.82 for the quarters ended March 31, 2001 and 2000, respectively.

              (b) The Company filed the following reports on Form 8-K during the first quarter of 2001:

                    (1) January 16, 2001, under Item 5, containing the Company's financial results for the quarter and year ended December 31, 2000

                    (2) March 1, 2001, under Item 7, filing as exhibits the Distribution Agreement, dated February 28, 2001, among the Company and the Agents named therein and the forms of Notes relating to the Company's Medium-Term Note Program, Series C and Subordinated Medium-Term Note Program, Series D


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2001             WELLS FARGO & COMPANY


                                 By: /s/ LES L. QUOCK
                                    -----------------------------------
                                    Les L. Quock
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)