Form 10-Q
period 2001-06-30
WELLS FARGO & CO/MN
filed 2001-08-07
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

               |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              -----        THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 2001

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              -----         THE SECURITIES EXCHANGE ACT OF 1934


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

                                   Yes  |X|  No
                                       -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                 Shares Outstanding
                                                                    July 31, 2001
                                                                    -------------
           Common stock, $1-2/3 par value                           1,712,056,896



                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements                                                                              Page
                                                                                                                 ----


               Consolidated Statement of Income.................................................................   2
               Consolidated Balance Sheet.......................................................................   3
               Consolidated Statement of Changes in Stockholders' Equity
                 and Comprehensive Income.......................................................................   4
               Consolidated Statement of Cash Flows.............................................................   5
               Notes to Financial Statements....................................................................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations (MD&A)
               Summary Financial Data...........................................................................  18
               Overview.........................................................................................  19
               Factors that May Affect Future Results...........................................................  21
               Operating Segment Results........................................................................  28
               Earnings Performance.............................................................................  29
                 Net Interest Income............................................................................  29
                 Noninterest Income.............................................................................  32
                 Noninterest Expense............................................................................  34
                 Cash Earnings/Ratios...........................................................................  35
               Balance Sheet Analysis...........................................................................  36
                 Securities Available for Sale..................................................................  36
                 Loan Portfolio.................................................................................  38
                 Nonaccrual and Restructured Loans and Other Assets.............................................  38
                    Loans 90 Days Past Due and Still Accruing...................................................  41
                 Allowance for Loan Losses......................................................................  42
                 Interest Receivable and Other Assets...........................................................  43
                 Deposits.......................................................................................  44
                 Capital Adequacy/Ratios........................................................................  44
                 Liquidity and Capital Management...............................................................  45

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.......................................  46

PART II        OTHER INFORMATION
Item 4.        Submission of Matters to a Vote of Security Holders..............................................  48

Item 6.        Exhibits and Reports on Form 8-K.................................................................  49

SIGNATURE.......................................................................................................  52

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                               Quarter                   Six months
                                                                         ended June 30,               ended June 30,
                                                                ----------------------       ----------------------
(in millions, except per share amounts)                              2001         2000           2001          2000
-------------------------------------------------------------------------------------------------------------------


INTEREST INCOME
Securities available for sale                                    $    611     $    671       $  1,215      $  1,386
Mortgages held for sale                                               373          189            630           373
Loans held for sale                                                    89          122            182           230
Loans                                                               3,668        3,477          7,511         6,767
Other interest income                                                  75           84            158           165
                                                                 --------     --------       --------      --------
     Total interest income                                          4,816        4,543          9,696         8,921
                                                                 --------     --------       --------      --------

INTEREST EXPENSE
Deposits                                                              983          993          2,104         1,863
Short-term borrowings                                                 328          421            722           845
Long-term debt                                                        479          446          1,008           880
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                             18           19             35            37
                                                                 --------     --------       --------      --------
     Total interest expense                                         1,808        1,879          3,869         3,625
                                                                 --------     --------       --------      --------

NET INTEREST INCOME                                                 3,008        2,664          5,827         5,296
Provision for loan losses                                             427          275            788           551
                                                                 --------     --------       --------      --------
Net interest income after provision for loan losses                 2,581        2,389          5,039         4,745
                                                                 --------     --------       --------      --------

NONINTEREST INCOME
Service charges on deposit accounts                                   471          428            900           833
Trust and investment fees                                             417          394            832           791
Credit card fees                                                      196          175            377           340
Other fees                                                            311          266            618           518
Mortgage banking                                                      517          336            908           669
Insurance                                                             210          117            327           212
Net venture capital (losses) gains                                 (1,487)         320         (1,470)        1,205
Net gains (losses) on securities available for sale                    27          (39)           145          (641)
Other                                                                (117)         138            322           250
                                                                 --------     --------       --------      --------
     Total noninterest income                                         545        2,135          2,959         4,177
                                                                 --------     --------       --------      --------

NONINTEREST EXPENSE
Salaries                                                            1,018          906          1,995         1,787
Incentive compensation                                                265          185            469           353
Employee benefits                                                     236          245            514           500
Equipment                                                             217          208            454           429
Net occupancy                                                         239          233            476           470
Goodwill                                                              152          136            296           253
Core deposit intangible                                                41           47             84            95
Net gains on dispositions of premises and equipment                    --          (17)           (19)          (51)
Other                                                               1,087          909          1,982         1,752
                                                                 --------     --------       --------      --------
     Total noninterest expense                                      3,255        2,852          6,251         5,588
                                                                 --------     --------       --------      --------

INCOME (LOSS) BEFORE INCOME
   TAX EXPENSE (BENEFIT)                                             (129)       1,672          1,747         3,334
Income tax expense (benefit)                                          (42)         635            669         1,257
                                                                 --------     --------       --------      --------

NET INCOME (LOSS)                                                $    (87)    $  1,037       $  1,078      $  2,077
                                                                 ========     ========       ========      ========

NET INCOME (LOSS) APPLICABLE
   TO COMMON STOCK                                               $    (91)    $  1,033       $  1,069      $  2,068
                                                                 ========     ========       ========      ========

EARNINGS (LOSS) PER COMMON SHARE                                 $   (.05)    $    .61       $    .62      $   1.22
                                                                 ========     ========       ========      ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE                         $   (.05)    $    .61       $    .62      $   1.21
                                                                 ========     ========       ========      ========

DIVIDENDS DECLARED PER COMMON SHARE                              $    .24     $    .22       $    .48      $    .44
                                                                 ========     ========       ========      ========

Average common shares outstanding                                 1,714.9      1,682.8        1,715.4       1,689.7
                                                                 ========     ========       ========      ========

Diluted average common shares outstanding                         1,714.9      1,702.6        1,736.0       1,706.6
                                                                 ========     ========       ========      ========

-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30,         December 31,            June 30,
(in millions, except shares)                                          2001                 2000                2000
-------------------------------------------------------------------------------------------------------------------


ASSETS
Cash and due from banks                                           $ 15,966             $ 16,978            $ 15,053
Federal funds sold and securities purchased
   under resale agreements                                           3,013                1,598               3,710
Securities available for sale                                       41,290               38,655              39,774
Mortgages held for sale                                             22,446               11,812               9,368
Loans held for sale                                                  4,615                4,539               4,111

Loans                                                              164,754              161,124             148,262
Allowance for loan losses                                            3,760                3,719               3,519
                                                                  --------             --------            --------
      Net loans                                                    160,994              157,405             144,743
                                                                  --------             --------            --------

Mortgage servicing rights                                            6,076                5,609               5,030
Premises and equipment, net                                          3,531                3,415               3,328
Core deposit intangible                                              1,093                1,183               1,226
Goodwill                                                             9,607                9,303               8,854
Interest receivable and other assets                                21,127               21,929              21,425
                                                                  --------             --------            --------

      Total assets                                                $289,758             $272,426            $256,622
                                                                  ========             ========            ========

LIABILITIES
Noninterest-bearing deposits                                      $ 56,774             $ 55,096            $ 50,628
Interest-bearing deposits                                          121,484              114,463             109,057
                                                                  --------             --------            --------
      Total deposits                                               178,258              169,559             159,685
Short-term borrowings                                               31,678               28,989              30,007
Accrued expenses and other liabilities                              16,487               14,409              11,559
Long-term debt                                                      35,339               32,046              29,595
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                   935                  935                 935

STOCKHOLDERS' EQUITY
Preferred stock                                                        485                  385                 441
Unearned ESOP shares                                                  (226)                (118)               (176)
                                                                  --------             --------            --------
      Total preferred stock                                            259                  267                 265
Common stock - $1-2/3 par value, authorized
   6,000,000,000 shares; issued 1,736,381,025 shares,
   1,736,381,025 shares and 1,736,681,690 shares                     2,894                2,894               2,895
Additional paid-in capital                                           9,427                9,337               9,302
Retained earnings                                                   14,616               14,541              13,645
Cumulative other comprehensive income                                1,054                  524                 811
Notes receivable from ESOP                                              --                   --                  (1)
Treasury stock - 22,993,569 shares, 21,735,182 shares
   and 47,562,074 shares                                            (1,189)              (1,075)             (2,076)
                                                                  --------             --------            --------
      Total stockholders' equity                                    27,061               26,488              24,841
                                                                  --------             --------            --------

      Total liabilities and stockholders' equity                  $289,758             $272,426            $256,622
                                                                  ========             ========            ========

-------------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


------------------------------------------------------------------------------------------------------------------------------

                                                                                    Unearned                        Additional
                                                 Number of        Preferred             ESOP         Common            paid-in
(in millions, except shares)                        shares            stock           shares          stock            capital
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                                             $ 344            $ (73)        $2,894             $9,213
                                                                      -----            -----         ------             ------
Comprehensive income
   Net income
   Other comprehensive income, net of tax:
     Translation adjustments
     Unrealized gains (losses) on securities
       available for sale arising during the
       period
     Reclassification adjustment for (gains)
       losses on securities available for
       sale included in net income

Total comprehensive income
Common stock issued                              8,604,337                                                                 128
Common stock issued for acquisitions            41,910,064                                                1                (43)
Common stock repurchased                        59,654,866
Preferred stock (170,000) issued to ESOP                                170             (181)                               11
Preferred stock released to ESOP                                                          78                                (5)
Preferred stock (73,253) converted to
   common shares                                 1,840,915              (73)                                                (2)
Preferred stock dividends
Common stock dividends
Change in Rabbi trust assets (classified
   as treasury stock)
                                                                      -----            -----         ------             ------
Net change                                                               97             (103)             1                 89
                                                                      -----            -----         ------             ------

BALANCE JUNE 30, 2000                                                 $ 441            $(176)        $2,895             $9,302
                                                                      =====            =====         ======             ======

BALANCE DECEMBER 31, 2000                                             $ 385            $(118)        $2,894             $9,337
                                                                      -----            -----         ------             ------

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
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES

TOTAL COMPREHENSIVE INCOME
COMMON STOCK ISSUED                             11,404,130                                                                  77
COMMON STOCK ISSUED FOR ACQUISITIONS               427,123                                                                   1
COMMON STOCK REPURCHASED                        15,003,968
PREFERRED STOCK (192,000) ISSUED TO ESOP                                192             (207)                               15
PREFERRED STOCK RELEASED TO ESOP                                                          99                                (7)
PREFERRED STOCK (92,094) CONVERTED TO
   COMMON SHARES                                 1,914,328              (92)                                                 4
PREFERRED STOCK DIVIDENDS
COMMON STOCK DIVIDENDS
CHANGE IN RABBI TRUST ASSETS (CLASSIFIED
   AS TREASURY STOCK)
                                                                      -----            -----         ------             ------
NET CHANGE                                                              100             (108)            --                 90
                                                                      -----            -----         ------             ------

BALANCE JUNE 30, 2001                                                 $ 485            $(226)        $2,894             $9,427
                                                                      =====            ======        ======             ======
------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------
                                                                     Notes                       Cumulative
                                                                receivable                            other              Total
                                                  Retained            from      Treasury      comprehensive       stockholders'
(in millions, except shares)                      earnings            ESOP         stock             income             equity
------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1999                          $12,565            $ (1)      $(1,831)            $  760            $23,871
                                                   -------            ----       -------             ------            -------
Comprehensive income
   Net income                                        2,077                                                               2,077
   Other comprehensive income, net of tax:
     Translation adjustments                                                                             (1)                (1)
     Unrealized gains (losses) on securities
       available for sale arising during the
       period                                                                                           (67)               (67)
     Reclassification adjustment for (gains)
       losses on securities available for
       sale included in net income                                                                      119                119
                                                                                                                       -------
Total comprehensive income                                                                                               2,128
Common stock issued                                   (214)                          347                                   261
Common stock issued for acquisitions                    (8)                        1,732                                 1,682
Common stock repurchased                                                          (2,400)                               (2,400)
Preferred stock (170,000) issued to ESOP                                                                                    --
Preferred stock released to ESOP                                                                                            73
Preferred stock (73,253) converted to
   common shares                                                                      75                                    --
Preferred stock dividends                               (9)                                                                 (9)
Common stock dividends                                (766)                                                               (766)
Change in Rabbi trust assets (classified
   as treasury stock)                                                                  1                                     1
                                                   -------            ----       -------             ------            -------

Net change                                           1,080              --          (245)                51                970
                                                   -------            ----       -------             ------            -------

BALANCE JUNE 30, 2000                              $13,645            $ (1)      $(2,076)            $  811            $24,841
                                                   =======            ====       =======             ======            =======

BALANCE DECEMBER 31, 2000                          $14,541            $ --       $(1,075)            $  524            $26,488
                                                   -------            ----       -------             ------            -------

COMPREHENSIVE INCOME
   NET INCOME                                        1,078                                                               1,078
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     UNREALIZED GAINS (LOSSES) ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE
       PERIOD                                                                                          (221)              (221)
     RECLASSIFICATION ADJUSTMENT FOR (GAINS)
       LOSSES ON SECURITIES AVAILABLE FOR
       SALE INCLUDED IN NET INCOME                                                                      526                526
     UNREALIZED GAINS (LOSSES) ON DERIVATIVES
       AND HEDGING ACTIVITIES ARISING DURING
       THE PERIOD                                                                                       161                161
     RECLASSIFICATION ADJUSTMENT FOR (GAINS)
       LOSSES ON CASH FLOW HEDGES INCLUDED
       IN NET INCOME                                                                                     (7)                (7)
     CUMULATIVE EFFECT OF THE CHANGE IN
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES                                                                            71                 71
                                                                                                                       -------
TOTAL COMPREHENSIVE INCOME                                                                                               1,608
COMMON STOCK ISSUED                                   (172)                          508                                   413
COMMON STOCK ISSUED FOR ACQUISITIONS                     2                            20                                    23
COMMON STOCK REPURCHASED                                                            (720)                                 (720)
PREFERRED STOCK (192,000) ISSUED TO ESOP                                                                                    --
PREFERRED STOCK RELEASED TO ESOP                                                                                            92
PREFERRED STOCK (92,094) CONVERTED TO
   COMMON SHARES                                                                      88                                    --
PREFERRED STOCK DIVIDENDS                               (9)                                                                 (9)
COMMON STOCK DIVIDENDS                                (824)                                                               (824)
CHANGE IN RABBI TRUST ASSETS (CLASSIFIED
   AS TREASURY STOCK)                                                                (10)                                  (10)
                                                   -------            ----       -------             ------            -------
                                                        75              --          (114)               530                573
NET CHANGE                                         -------            ----       -------             ------            -------

BALANCE JUNE 30, 2001                              $14,616            $ --       $(1,189)            $1,054            $27,061
                                                   =======            ====       =======             ======            =======
------------------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------
                                                                                         Six months ended June 30,
                                                                              ----------------------------------
(in millions)                                                                      2001                      2000
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 1,078                   $ 2,077
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                     788                       551
      Depreciation and amortization                                               1,281                       797
      Net (gains) losses on securities available for sale                          (277)                      641
      Net venture capital losses (gains)                                          1,470                    (1,205)
      Net gains on sales of mortgages held for sale                                (206)                       (6)
      Net losses on sales of loans                                                    1                        71
      Net gains on dispositions of premises and equipment                           (19)                      (51)
      Net gains on dispositions of operations                                      (104)                       (6)
      Release of preferred shares to ESOP                                            92                        73
      Net increase in trading assets                                               (116)                   (2,307)
      Deferred income tax (benefit) expense                                        (546)                       14
      Net decrease (increase) in accrued interest receivable                         71                       (61)
      Net (decrease) increase in accrued interest payable                          (155)                       47
      Originations of mortgages held for sale                                   (72,758)                  (33,539)
      Proceeds from sales of mortgages held for sale                             56,839                    33,739
      Net (increase) decrease in loans held for sale                                (76)                      932
      Other assets, net                                                          (1,387)                      782
      Other accrued expenses and liabilities, net                                 3,387                       433
                                                                                -------                   -------

Net cash (used) provided by operating activities                                (10,637)                    2,982
                                                                                --------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                        12,013                    13,501
      Proceeds from prepayments and maturities                                    2,958                     2,410
      Purchases                                                                 (18,438)                   (9,542)
   Net cash (paid for) acquired from acquisitions                                  (261)                      616
   Net decrease (increase) in banking subsidiaries' loans
      resulting from originations and collections                                   593                   (11,382)
   Proceeds from sales (including participations) of banking
      subsidiaries' loans                                                         1,273                     2,510
   Purchases (including participations) of banking subsidiaries' loans             (285)                     (116)
   Principal collected on nonbank subsidiaries' loans                             4,918                     2,186
   Nonbank subsidiaries' loans originated                                        (5,426)                   (4,761)
   Proceeds from dispositions of operations                                       1,188                        11
   Proceeds from sales of foreclosed assets                                         140                       129
   Net increase in federal funds sold and securities purchased
      under resale agreements                                                    (1,415)                   (1,988)
   Net increase in mortgage servicing rights                                     (1,342)                     (583)
   Other, net                                                                       249                    (3,140)
                                                                                -------                   -------

Net cash used by investing activities                                            (3,835)                  (10,149)
                                                                                -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                       8,699                    10,965
   Net increase (decrease) in short-term borrowings                               2,689                    (2,176)
   Proceeds from issuance of long-term debt                                       8,524                     9,571
   Repayment of long-term debt                                                   (5,334)                   (7,141)
   Proceeds from issuance of common stock                                           332                       202
   Repurchase of common stock                                                      (720)                   (2,400)
   Payment of cash dividends on preferred and common stock                         (833)                     (775)
   Other, net                                                                       103                       (21)
                                                                                -------                   -------

Net cash provided by financing activities                                        13,460                     8,225
                                                                                -------                   -------

   NET CHANGE IN CASH AND DUE FROM BANKS                                         (1,012)                    1,058

Cash and due from banks at beginning of period                                   16,978                    13,995
                                                                                -------                   -------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $15,966                   $15,053
                                                                                =======                   =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $ 3,714                   $ 3,578
      Income taxes                                                              $ 1,622                   $   295
   Noncash investing and financing activities:
      Transfers from mortgages held for sale to loans                           $ 5,542                   $ 1,553
      Transfers from loans to foreclosed assets                                 $   123                   $   108

-----------------------------------------------------------------------------------------------------------------


                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.  Business Combinations
    ---------------------

Wells Fargo & Company and Subsidiaries (the Company) regularly explores opportunities for acquisitions of financial institutions and related businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the six months ended June 30, 2001 include:


-------------------------------------------------------------------------------------------------------------------
                                                                                                          Method of
(in millions)                                                   Date            Assets                   Accounting
-------------------------------------------------------------------------------------------------------------------
Conseco Finance Vendor Services Corporation                     January 31      $  860           Purchase of Assets
Buffalo Insurance Agency Group, Inc.                            March 1              1                     Purchase
SCI Financial Group, Inc.                                       March 29            21                     Purchase
Midland Trust Company, National Association                     April 7             10                     Purchase
ACO Brokerage Holdings Corporation
   (Acordia Group of Insurance Agencies)                        May 1              866                     Purchase
                                                                                ------
                                                                                $1,758
                                                                                ======
-------------------------------------------------------------------------------------------------------------------

In connection with the foregoing transactions, the Company paid cash in the aggregate amount of $666 million and issued aggregate common shares of
 .4 million.

On July 2, 2001, the Company completed its acquisition of H.D. Vest Inc., with total assets of approximately $183 million, and paid approximately
$128 million in cash. Based in Irving, Texas, H.D. Vest, Inc. provides comprehensive financial planning services including securities, insurance, money management and business advice through approximately 6,000 independent tax and financial advisors.

On October 25, 2000, the merger involving the Company and First Security Corporation was completed. As a condition to that merger, the Company was required by regulatory agencies to divest 39 stores in Idaho, New Mexico, Nevada and Utah having aggregate deposits of approximately $1.5 billion. These sales were completed in the first quarter of 2001 and the Company realized a net gain of $96 million, which included a $54 million reduction of unamortized goodwill.

2.  Preferred Stock
    ---------------

The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at June 30, 2001, December 31, 2000 and June 30, 2000. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

-----------------------------------------------------------------------------------------------------------------------------------
                                             Shares issued and outstanding       Carrying amount (in millions)           Adjustable
                                        ----------------------------------    --------------------------------       dividends rate
                                          JUNE 30,    Dec. 31,     June 30,   JUNE 30,     Dec. 31,    June 30,   -----------------
                                             2001        2000         2000       2001         2000        2000    Minimum   Maximum
                                        ---------   ---------    ---------    -------       ------      ------    -------   -------
Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)         1,468,400   1,468,400    1,500,000      $ 73         $ 73        $ 75        5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50) (1)     4,000,000   4,000,000    4,000,000       200          200         200        7.0      13.0

2001 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        112,031          --           --       112           --          --      10.50     11.50

2000 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         44,163      55,273       98,165        44           55          98      11.50     12.50

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         17,832      18,206       21,726        18           18          22      10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)          7,471       7,631        8,215         8            8           8      10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)          9,362       9,542       10,640         9           10          10       9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)         10,041      10,211       11,810        10           10          12       8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)          8,190       8,285       11,853         8            8          12       10.0      10.0

ESOP Cumulative Convertible
   (Liquidation preference $1,000)          2,620       2,656        3,681         3            3           4        9.0       9.0

Unearned ESOP shares (2)                       --          --           --      (226)        (118)       (176)        --        --

$3.15 Cumulative Convertible
   Preferred Stock, Series A                   --          --        8,252        --           --          --         --        --
                                        ---------   ---------    ---------      ----         ----        ----

     Total                              5,680,110   5,580,204    5,674,342      $259         $267        $265
                                        =========   =========    =========      ====         ====        ====
-----------------------------------------------------------------------------------------------------------------------------------

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

3.  Earnings Per Common Share
    -------------------------

The table below presents earnings (loss) per common share and diluted earnings (loss) per common share and a reconciliation of the numerator and denominator of both earnings (loss) per common share calculations.


-------------------------------------------------------------------------------------------------------------------
                                                                                Quarter                  Six months
                                                                          ended June 30,              ended June 30,
                                                                  ---------------------      ----------------------
(in millions, except per share amounts)                               2001         2000          2001          2000
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $    (87)    $  1,037      $  1,078      $  2,077
Less: Preferred stock dividends                                          4            4             9             9
                                                                  --------     --------      --------      --------
Net income (loss) applicable to common stock                      $    (91)    $  1,033      $  1,069      $  2,068
                                                                  ========     ========      ========      ========

EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) applicable to common stock (numerator)          $    (91)    $  1,033      $  1,069      $  2,068
                                                                  ========     ========      ========      ========

Average common shares outstanding (denominator)                    1,714.9      1,682.8       1,715.4       1,689.7
                                                                  ========     ========      ========      ========

Per share                                                         $   (.05)    $    .61      $    .62      $   1.22
                                                                  ========     ========      ========      ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) applicable to common stock (numerator)          $    (91)    $  1,033      $  1,069      $  2,068
                                                                  ========     ========      ========      ========

Average common shares outstanding                                  1,714.9      1,682.8       1,715.4       1,689.7
Add:   Stock options                                                    --         18.5          19.8          15.4
       Restricted share rights                                          --          1.2            .8           1.3
       Convertible preferred                                            --           .1            --            .2
                                                                  --------     --------      --------      --------
Diluted average common shares outstanding (denominator)            1,714.9      1,702.6       1,736.0       1,706.6
                                                                  ========     ========      ========      ========

Per share                                                         $   (.05)(1) $    .61      $    .62      $   1.21
                                                                  ========     ========      ========      ========
-------------------------------------------------------------------------------------------------------------------

(1) The incremental shares from the assumed conversion of common stock equivalents (stock options of 17.2 million, restricted share rights of .9 million and convertible preferred of nil) are not included in computing the diluted loss per share for the second quarter of 2001, because the effect of such equivalents would have been antidilutive for this period.

4.  Operating Segments
    ------------------

The Company has identified three lines of business for the purposes of management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Wells Fargo Home Mortgage activities are included in the Community Banking Group due to the integration of Home Mortgage into Community Banking and the reorganization of Wells Fargo Home Mortgage as a subsidiary of Wells Fargo Bank, N.A. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial services company. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. These products and services include WELLS FARGO FUNDS-SM-, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle, marine) loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing.
Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

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

THE RECONCILIATION COLUMN includes unallocated goodwill, the net impact of transfer pricing loan and deposit balances, the cost of external debt, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the consolidated level.

The following table provides the results for the Company's three major operating segments.


------------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                                                                              Recon-            Consoli-
average balances in billions)               Community           Wholesale         Wells Fargo          ciliation               dated
                                              Banking             Banking           Financial          column (4)            Company
                                    ------------------------------------------------------------------------------------------------
QUARTER ENDED JUNE 30,                 2001      2000      2001      2000      2001      2000      2001     2000        2001    2000

Net interest income (1)             $ 2,174    $1,922    $  452      $414      $408      $350     $ (26)   $ (22)    $ 3,008  $2,664
Provision for loan losses               259       169        58        47       110        60        --       (1)        427     275
Noninterest income                       13     1,743       460       282        88        68       (16)      42         545   2,135
Noninterest expense                   2,293     2,187       607       326       272       247        83       92       3,255   2,852
                                    -------    ------    ------      ----      ----      ----     -----    -----     -------  ------
Income (loss) before income
   tax expense (benefit)               (365)    1,309       247       323       114       111      (125)     (71)       (129)  1,672
Income tax expense (benefit) (2)       (152)      468        89       122        43        42       (22)       3         (42)    635
                                    -------    ------    ------      ----      ----      ----     -----    -----     -------  ------
Net income (loss)                      (213)   $  841       158      $201        71      $ 69      (103)   $ (74)        (87) $1,037
                                               ======                ====                ====              =====              ======
Less: Impairment and other special
   charges (after tax) (3)           (1,089)                (62)                 --                  (6)              (1,157)
                                    -------              ------                ----               -----              -------
Net income (loss) excluding
   impairment and other
   special charges                  $   876              $  220                $ 71               $ (97)             $ 1,070
                                    =======              ======                ====               =====              =======



Average loans                       $    99    $   91    $   49      $ 40      $ 13      $ 10     $  --    $  --     $   161  $  141
Average assets                          196       177        62        48        15        12         6        7         279     244
Average core deposits                   156       134        12        10        --        --        --       --         168     144

SIX MONTHS ENDED JUNE 30,

Net interest income (1)             $ 4,171    $3,825    $  907      $830      $800      $692     $ (51)   $ (51)    $ 5,827  $5,296
Provision for loan losses               477       359        95        59       216       135        --       (2)        788     551
Noninterest income                    1,870     3,357       891       588       173       141        25       91       2,959   4,177
Noninterest expense                   4,495     4,241     1,058       633       531       497       167      217       6,251   5,588
                                    -------    ------    ------      ----      ----      ----     -----    -----     -------  ------
Income (loss) before income
   tax expense (benefit)              1,069     2,582       645       726       226       201      (193)    (175)      1,747   3,334
Income tax expense (benefit) (2)        370       914       234       273        85        76       (20)      (6)        669   1,257
                                    -------    ------    ------      ----      ----      ----     -----    -----     -------  ------
Net income (loss)                       699    $1,668       411      $453       141      $125      (173)   $(169)      1,078  $2,077
                                               ======                ====                ====              =====              ======
Less: Impairment and other special
   charges (after tax) (3)           (1,089)                (62)                 --                  (6)              (1,157)
                                    -------              ------                ----               -----              -------
Net income (loss) excluding
   impairment and other
   special charges                  $ 1,788              $  473                $141               $(167)             $ 2,235
                                    =======              ======                ====               =====              =======

Average loans                       $   100    $   88    $   48      $ 40      $ 13      $ 10     $  --    $  --     $   161  $  138
Average assets                          193       175        60        48        15        12         6        7         274     242
Average core deposits                   151       133        12         9        --        --        --       --         163     142
------------------------------------------------------------------------------------------------------------------------------------


(1) Net interest income is the primary source of income for the three operating segments. Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented may differ from the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.
(3) Non-cash impairment and other special charges in the second quarter of 2001, which are included in noninterest income, mainly related to impairment of publicly traded and private equity securities, primarily in the venture capital portfolio.
(4) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $(11) million and $29 million; and unallocated items of $(31) million and $(9) million for the second quarter of 2001 and 2000, respectively. Revenue includes Treasury activities of $24 million and $48 million; and unallocated items of $(50) million and $(8) million for the first six months of 2001 and 2000, respectively. Net income includes Treasury activities of $(8) million and $18 million; and unallocated items of $(95) million and $(92) million for the second quarter of 2001 and 2000, respectively. Net income includes Treasury activities of $14 million and $29 million; and unallocated items of $(187) million and $(198) million for the first six months of 2001 and 2000, respectively. The material item in the reconciliation column related to noninterest expense is amortization of unallocated goodwill of $82 million for the second quarter of 2001 and 2000 and $165 million and $163 million for the first six months of 2001 and 2000, respectively. The material item in the reconciliation column related to average assets is unallocated goodwill of $6 billion and $7 billion for the second quarter of 2001 and 2000, respectively, and $6 billion and $7 billion for the first six months of 2001 and 2000, respectively.

5.  Mortgage Banking Activities
    ---------------------------

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:


-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                      Six months
                                                                      ended June 30,                  ended June 30,
                                                               --------------------            --------------------
(in millions)                                                  2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------------
Origination and other closing fees                              190              93             311             158
Servicing fees, net of amortization
    and impairment                                              105             172             115             324
Net (losses) gains on securities available for sale              (4)             --             132              --
Net gains on sales of mortgage servicing rights                  --              33              --              59
Net gains (losses) on sales of mortgages                        149             (36)            206               6
All other                                                        77              74             144             122
                                                               ----            ----            ----            ----
    Total mortgage banking                                     $517            $336            $908            $669
                                                               ====            ====            ====            ====
-------------------------------------------------------------------------------------------------------------------


The managed servicing portfolio totaled $482 billion at June 30, 2001, $468 billion at December 31, 2000 and $329 billion at June 30, 2000, which included loans subserviced for others of $75 billion, $85 billion and $3 billion, respectively. Mortgage loans serviced for others, which are included in the managed servicing portfolio, are not included in the accompanying consolidated balance sheet.

The following table summarizes the changes in capitalized mortgage loan servicing rights:


-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                      Six months
                                                                      ended June 30,                  ended June 30,
                                                             ----------------------          ----------------------
(in millions)                                                  2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                 $5,509          $4,799          $5,609          $4,652
    Originations                                                505             115             829             259
    Purchases                                                   252             223             412             333
    Sales                                                        --             (19)             --             (37)
    Amortization                                               (206)           (121)           (372)           (248)
    Other (includes changes in mortgage
       servicing rights due to hedging)                         291              33            (127)             71
                                                             ------          ------          ------          ------
                                                              6,351           5,030           6,351           5,030
    Less: Valuation allowance                                   275              --             275              --
                                                             ------          ------          ------          ------

Balance, end of period                                       $6,076          $5,030          $6,076          $5,030
                                                             ======          ======          ======          ======
-------------------------------------------------------------------------------------------------------------------


The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:


-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                      Six months
                                                                      ended June 30,                  ended June 30,
                                                               --------------------            --------------------
(in millions)                                                  2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $169             $--            $ --             $--
    Provision for capitalized mortgage
       servicing rights in excess of fair value                 106              --             275              --
                                                               ----             ---            ----             ---

Balance, end of period                                         $275             $--            $275             $--
                                                               ====             ===            ====             ===
-------------------------------------------------------------------------------------------------------------------


6.  Derivative Instruments and Hedging Activities
    ---------------------------------------------

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

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility. The Company's interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. In a fair value hedging strategy, the effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. In a cash flow hedging strategy, the variability of cash payments due to interest rate fluctuations is managed by the effective use of derivative instruments that are linked to hedged assets and liabilities.

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

The Company also enters into various free-standing derivative instruments, which include interest rate, commodity and foreign exchange contracts for customer accommodation purposes. Trading activities primarily involve providing various derivative products to customers, managing foreign currency exchange risk and managing overall Company risk. Free-standing derivative instruments also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. By using derivative instruments, the Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. If a counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a repayment risk for the Company. When the fair value of the derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment (or credit) risk. The Company minimizes the credit risk through credit approvals, limits and monitoring procedures.
Credit risk related to derivative contracts is considered and, if material, provided for separately. As the Company generally enters into transactions only with counterparties that carry quality credit ratings, losses associated with counterparty nonperformance on derivative contracts have been immaterial. Further, the Company obtains collateral where appropriate and uses master netting arrangements in accordance with FASB Interpretation No.
39, OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS, as amended by FASB Interpretation No. 41, OFFSETTING OF AMOUNTS RELATED TO CERTAIN REPURCHASE
AND REVERSE REPURCHASE AGREEMENTS.

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

FAIR VALUE HEDGES

The Company enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt. Additionally, the Company enters into a combination of derivative instruments (futures, floors, forwards, swaps and options) to hedge changes in fair value of its mortgage servicing rights as it relates to changes in London Interbank Offered Rate (LIBOR) interest rates and changes in the credit risk. The Company's practice is to convert a majority of fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels. In determining the portion of mortgage servicing rights to hedge, the Company takes into account offsetting economic hedge positions (comprising mortgage-backed securities and principal-only securities) as well as natural offsets from the mortgage loan production franchise.

The Company recognized a gain of $2 million and $8 million for the second quarter and first half of 2001, respectively, as an offset to interest expense, representing the ineffective portion of fair value hedges of long-term debt. Additionally, for the second quarter and first half of 2001, the Company recognized a gain of $8 million and loss of $9 million, respectively, in noninterest income, which represents the ineffective portion of all fair value hedges of mortgage servicing rights.
For long-term debt all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For mortgage servicing rights, all components of each derivative instrument's gain or loss are included in the measurement of hedge ineffectiveness, as reflected in the statement of income, while the time decay and the volatility components of an option's change in value are excluded from the assessment of hedge effectiveness. As of June 30, 2001, all designated hedges continued to qualify as fair value hedges.

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

For second quarter and first half of 2001, the Company recognized a net gain of $24 million and $10 million, respectively, which represents the total ineffectiveness of all cash flow hedges. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For the second quarter and first half of 2001, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of June 30, 2001, $108 million of deferred net gains on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those related to payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

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

Derivative instruments utilized by the Company and classified as free-standing instruments include interest rate swaps, futures, forwards, floors and caps purchased and written, options purchased and written, and warrants.

                               FINANCIAL REVIEW


SUMMARY FINANCIAL DATA
--------------------------------------------------------------------------------------------------------
                                                                                                % Change
                                                                   Quarter ended      June 30, 2001 from
                                                 -------------------------------     -------------------
                                                 JUNE 30,    Mar. 31,    June 30,    Mar. 31,    June 30,
(in millions, except per share amounts)             2001        2001        2000        2001        2000
--------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income (loss)                               $    (87)   $  1,165    $  1,037          --%         --%
Net income (loss) applicable to common stock         (91)      1,161       1,033          --          --

Earnings (loss) per common share                $   (.05)   $    .68    $    .61          --          --
Diluted earnings (loss) per common share            (.05)        .67         .61          --          --

Dividends declared per common share                  .24         .24         .22          --           9

Average common shares outstanding                1,714.9     1,715.9     1,682.8          --           2
Diluted average common shares outstanding        1,714.9     1,738.7     1,702.6          (1)          1

Profitability ratios (annualized)
   Net income to average total assets (ROA)           --%       1.76%       1.71%         --          --
   Net income applicable to common stock to
     average common stockholders' equity (ROE)        --       17.95       17.62          --          --

Total revenue                                   $  3,553    $  5,234    $  4,799         (32)        (26)

Efficiency ratio (1)                                91.6%       57.2%       59.4%         60          54

Average loans                                   $161,269    $159,888    $141,465           1          14
Average assets                                   279,325     268,536     244,307           4          14
Average core deposits                            168,183     156,898     143,565           7          17

Net interest margin                                 5.31%       5.21%       5.36%          2          (1)

CASH NET INCOME AND RATIOS (2)
Net income applicable to common stock           $     85    $  1,384    $  1,196         (94)        (93)
Earnings per common share                            .05         .81         .71         (94)        (93)
Diluted earnings per common share                    .05         .80         .70         (94)        (93)
ROA                                                  .13%       2.18%       2.06%        (94)        (94)
ROE                                                 2.09       34.50       33.90         (94)        (94)
Efficiency ratio                                    86.2        53.2        55.7          62          55

AT PERIOD END
Securities available for sale                   $ 41,290    $ 38,144    $ 39,774           8           4
Loans                                            164,754     161,876     148,262           2          11
Allowance for loan losses                          3,760       3,759       3,519          --           7
Goodwill                                           9,607       9,280       8,854           4           9
Assets                                           289,758     279,670     256,622           4          13
Core deposits                                    171,218     163,414     146,522           5          17
Common stockholders' equity                       26,802      26,609      24,576           1           9
Stockholders' equity                              27,061      26,865      24,841           1           9
Tier 1 capital (3)                                16,002      16,575      15,103          (3)          6
Total capital (3)                                 24,129      25,255      21,839          (4)         10

Capital ratios
   Common stockholders' equity to assets            9.25%       9.51%       9.58%         (3)         (3)
   Stockholders' equity to assets                   9.34        9.61        9.68          (3)         (4)
   Risk-based capital (3)
     Tier 1 capital                                 6.95        7.18        7.19          (3)         (3)
     Total capital                                 10.48       10.94       10.87          (4)         (4)
   Leverage (3)                                     5.97        6.44        6.46          (7)         (8)

Book value per common share                     $  15.64    $  15.48    $  14.55           1           7

Staff (active, full-time equivalent)             116,278     113,214     102,551           3          13

COMMON STOCK PRICE
High                                            $  50.16    $  54.81    $  47.75          (8)          5
Low                                                42.65       42.55       37.31          --          14
Period end                                         46.43       49.47       38.75          (6)         20
--------------------------------------------------------------------------------------------------------


                                                     Six months ended
                                                   ------------------
                                                   JUNE 30,   June 30,        %
(in millions, except per share amounts)               2001       2000    Change
-------------------------------------------------------------------------------
FOR THE PERIOD
Net income (loss)                                 $  1,078   $  2,077       (48)%
Net income (loss) applicable to common stock         1,069      2,068       (48)

Earnings (loss) per common share                  $    .62   $   1.22       (49)
Diluted earnings (loss) per common share               .62       1.21       (49)

Dividends declared per common share                    .48        .44         9

Average common shares outstanding                  1,715.4    1,689.7         2
Diluted average common shares outstanding          1,736.0    1,706.6         2

Profitability ratios (annualized)
   Net income to average total assets (ROA)            .79%      1.73%      (54)
   Net income applicable to common stock to
     average common stockholders' equity (ROE)        8.19      17.73       (54)

Total revenue                                     $  8,786   $  9,473        (7)

Efficiency ratio (1)                                  71.1%      59.0%       21

Average loans                                     $160,583   $138,200        16
Average assets                                     273,960    241,885        13
Average core deposits                              162,572    141,627        15

Net interest margin                                   5.26%      5.38%       (2)

CASH NET INCOME AND RATIOS (2)
Net income applicable to common stock             $  1,468   $  2,377       (38)
Earnings per common share                              .86       1.41       (39)
Diluted earnings per common share                      .85       1.39       (39)
ROA                                                   1.13%      2.07%      (45)
ROE                                                  18.23      32.88       (45)
Efficiency ratio                                      66.5       55.4        20

AT PERIOD END
Securities available for sale                     $ 41,290   $ 39,774         4
Loans                                              164,754    148,262        11
Allowance for loan losses                            3,760      3,519         7
Goodwill                                             9,607      8,854         9
Assets                                             289,758    256,622        13
Core deposits                                      171,218    146,522        17
Common stockholders' equity                         26,802     24,576         9
Stockholders' equity                                27,061     24,841         9
Tier 1 capital (3)                                  16,002     15,103         6
Total capital (3)                                   24,129     21,839        10

Capital ratios
   Common stockholders' equity to assets              9.25%      9.58%       (3)
   Stockholders' equity to assets                     9.34       9.68        (4)
   Risk-based capital (3)
     Tier 1 capital                                   6.95       7.19        (3)
     Total capital                                   10.48      10.87        (4)
   Leverage (3)                                       5.97       6.46        (8)

Book value per common share                       $  15.64   $  14.55         7

Staff (active, full-time equivalent)               116,278    102,551        13

COMMON STOCK PRICE
High                                              $  54.81   $  47.75        15
Low                                                  42.55      31.00        37
Period end                                           46.43      38.75        20
-------------------------------------------------------------------------------


(1) The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(2) Cash net income and ratios exclude goodwill and nonqualifying core deposit intangible (CDI) amortization and the reduction of unamortized goodwill due to sales of assets. The ratios also exclude the balance of goodwill and nonqualifying CDI. Nonqualifying core deposit intangible amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pretax amount for the average balance of nonqualifying CDI was $1,081 million and $1,102 million for the quarter and six months ended June 30, 2001, respectively. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $24 million and $670 million, respectively, for the quarter ended June 30, 2001 and $49 million and $683 million, respectively, for the six months ended June 30, 2001. Goodwill amortization and the reduction of unamortized goodwill due to the sales of assets and average balance (which are not tax effected) were $152 million, nil and $9,518 million, respectively, for the quarter ended June 30, 2001 and $296 million, $54 million and $9,393 million, respectively, for the six months ended June 30, 2001.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW
--------

Wells Fargo & Company is a $290 billion diversified financial services company providing banking, mortgage and consumer finance through the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks fourth in assets at June 30, 2001 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company and Subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

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

Net loss for the second quarter of 2001 was $87 million, compared with net income of $1,037 million for the second quarter of 2000. Diluted earnings per common share for the second quarter of 2001 were a loss of $.05, compared with earnings of $.61 for the second quarter of 2000. Net income for the first six months of 2001 was $1,078 million, or $.62 per share, compared with $2,077 million, or $1.21 per share, for the first six months of 2000.

In the second quarter of 2001, the Company recognized non-cash impairment and other special charges of $1.16 billion (after tax), or $.67 per share, of which approximately $1.1 billion (after tax), or $.63 per share, related to impairment of publicly traded and private equity securities, primarily in the venture capital portfolio. The other-than-temporary impairment in the valuation of securities resulted from sustained declines in market values of the securities, particularly in the technology and telecommunication industries. The impairment was determined from the periodic review of the Company's portfolio of equity securities, including investments in partnerships and joint ventures. The other special charges of $70 million (after tax), or $.04 per share, related to auto finance portfolios acquired as part of the acquisition of First Security, including adjustments to lease residual values in response to the continued deterioration in the used car market.

Return on average assets (ROA) was .79% in the first half of 2001, compared with 1.73% for the first half of 2000. Return on average common equity (ROE) was 8.19% in the first half of 2001, compared with 17.73% for the first half of 2000.

Diluted earnings excluding goodwill and nonqualifying core deposit intangible amortization and the reduction of unamortized goodwill due to the sales of assets ("cash" earnings) in the second quarter and first half of 2001 were $.05 and $.85 per share, respectively, compared with $.70 and $1.39 per share in the same periods of 2000. On the same basis, ROA was .13% and

1.13% in the second quarter and first half of 2001, respectively, compared with 2.06% and 2.07% in the first half of 2001, respectively, compared with 33.90% and 32.88% in the same periods of 2000.

Net interest income on a taxable-equivalent basis was $3,029 million and $5,863 million for the second quarter and first half of 2001, respectively, compared with $2,681 million and $5,330 million for the same periods of 2000. The Company's net interest margin was 5.31% and 5.26% for the second quarter and first half of 2001, respectively, compared with 5.36% and 5.38% for the same periods of 2000.

Noninterest income was $545 million and $2,959 million for the second quarter and first half of 2001, respectively, compared with $2,135 million and $4,177 million for the same periods of 2000. The decrease in noninterest income in the second quarter of 2001 was predominantly due to non-cash impairment and other special charges.

Noninterest expense totaled $3,255 million and $6,251 million for the second quarter and first half of 2001, respectively, compared with $2,852 million and $5,588 million for the same periods of 2000. The increase in noninterest expense was due to an increase in salaries and incentive compensation and an overall increase resulting from operations of acquisitions accounted for as purchases.

The Company continued to experience some deterioration in credit quality in the second quarter of 2001. The provision for loan losses was $427 million and $788 million in the second quarter and first half of 2001, respectively, compared with $275 million and $551 million in the same periods of 2000. During the second quarter of 2001, net charge-offs were $427 million, or 1.06% of average total loans (annualized), compared with $262 million, or .74%, during the second quarter of 2000. The allowance for loan losses was $3,760 million, or 2.28% of total loans, at June 30, 2001, compared with $3,719 million, or 2.31%, at December 31, 2000 and $3,519 million, or 2.37%, at June 30, 2000. The Company expects gradual deterioration in asset quality into the foreseeable future, but expects it to remain manageable.

At June 30, 2001, total nonaccrual and restructured loans were $1,495 million or
 .9% of total loans, compared with $1,195 million, or .7%, at December 31, 2000 and $874 million, or .6%, at June 30, 2000. Foreclosed assets amounted to $134 million at June 30, 2001, $128 million at December 31, 2000 and $145 million at June 30, 2000.

At June 30, 2001, the ratio of common stockholders' equity to total assets was 9.25%, compared with 9.58% at June 30, 2000. The Company's total risk-based capital (RBC) ratio at June 30, 2001 was 10.48% and its Tier 1 RBC ratio was 6.95%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at June 30, 2000 were 10.87% and 7.19%, respectively. The Company's leverage ratio was 5.97% at June 30, 2001 and 6.46% at June 30, 2000, exceeding the minimum regulatory guideline of 3% for bank holding companies.

RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), BUSINESS COMBINATIONS, and Statement No. 142 (FAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS.

FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles (GAAP), however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expense will cease and goodwill will be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value-based test. FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.

After January 1, 2002, under FAS 142 the elimination of goodwill amortization is expected to reduce noninterest expense by approximately $600 million (pretax) and increase net income by approximately $560 million (after tax), for the year ended December 31, 2002, compared with 2001. The Company will also complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under FAS 142.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

We may make forward-looking statements in this report and in other reports, prospectuses and proxy statements we file with the Securities and Exchange Commission (SEC). In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Written and oral forward-looking statements might include, generally:

    - projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

    - descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

    -   forecasts of our future economic performance; and

    - descriptions of assumptions underlying or relating to any of the foregoing.

    In this report, for example, we make forward-looking statements discussing our expectations about:

        -   future credit losses and non-performing assets;

        -   future value of equity securities;

        -   future net interest margin;

        - the impact of new accounting standards for goodwill amortization on future noninterest expense and net income; and

        -   the impact of changes on future liquidity

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made.

There are several factors--many of which are beyond our control--that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Balance Sheet Analysis"). Additional factors, including the regulation and supervision of the holding company and its subsidiaries, are described in our report on Form 10-K for the year ended December 31, 2000. Any factor described in this report or in our Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our Form 10-K that could cause results to differ from our expectations.

When we refer to our Form 10-K for the year ended December 31, 2000, we are referring not only to the information included directly in that report but also to information that is incorporated by reference into that report from our 2000 Annual Report to Stockholders and from our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders. Information incorporated from our 2000 Annual Report to Stockholders is filed as Exhibit 13 to our Form 10-K.

INDUSTRY FACTORS

AS A FINANCIAL SERVICES COMPANY, OUR EARNINGS ARE SIGNIFICANTLY AFFECTED BY GENERAL BUSINESS AND ECONOMIC CONDITIONS.

Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn or higher interest rates could decrease the demand for our loans and other products and services and/or increase the number of customers who fail to repay their loans. Higher interest rates also could increase our cost to borrow funds and increase the rate we pay on deposits. This could more than offset, in the net interest margin, any increase we earn on new or floating rate loans or short-term investments. Lower interest rates could also adversely impact our net interest margin--at least in the short term--insofar as the rates we earn on our loans and investments may fall more rapidly than the rates we pay on deposits.

California is an example of a local economy in which we operate. In recent months, California and other western states have experienced an energy crisis, including increased energy costs, repeated episodes of diminished or interrupted electrical power supply and the filing by a California utility for protection under bankruptcy laws. We cannot predict the duration or severity of this situation. Continuation of the situation, however, could disrupt our business and the businesses of our customers who have operations or facilities in those states. It could also trigger an economic slowdown in those states, decreasing the demand for our loans and other products and services and/or increasing the number of customers who fail to repay their loans. The energy crisis could impact other states in which we operate, creating the same or similar concerns for us in those states.

We discuss other business and economic conditions in more detail elsewhere in this report and in our Form 10-K for the year ended December 31, 2000.

OUR EARNINGS ARE SIGNIFICANTLY AFFECTED BY THE FISCAL AND MONETARY POLICIES OF THE FEDERAL GOVERNMENT AND ITS AGENCIES.

The policies of the Board of Governors of the Federal Reserve System impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest paid on interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are hard to predict. Federal Reserve Board policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower's products and services. This could adversely affect the borrower's earnings and ability to repay its loan.

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

COMPANY FACTORS

MAINTAINING OR INCREASING OUR MARKET SHARE DEPENDS ON MARKET ACCEPTANCE AND REGULATORY APPROVAL OF NEW PRODUCTS AND SERVICES.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not successfully introduce new products and services, achieve market acceptance of our products and services, and/or develop and maintain loyal customers.

THE HOLDING COMPANY RELIES ON DIVIDENDS FROM ITS SUBSIDIARIES FOR MOST OF ITS REVENUE.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay to the holding company. Also, the holding company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. For more information, refer to "Regulation and Supervision--Dividend Restrictions" and "--Holding Company Structure" in our report on Form 10-K for the year ended December 31, 2000.

WE HAVE BUSINESSES OTHER THAN BANKING.

We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps mitigate the impact to the Company when downturns affect any one segment of our industry, it also means that our earnings could be subject to different risks and uncertainties. For example, our venture capital gains are volatile and unpredictable. They depend not only on the business success of the underlying investments but also on when the holdings become publicly-traded and subsequent market conditions. We recently experienced sustained declines in the market values of our publicly traded and private equity securities, in particular securities of companies in the technology and telecommunications industries. As a result, in the second quarter of 2001, we recognized non-cash charges to reflect other-than-temporary impairment in the valuation of securities. A number of factors, including the continued deterioration in capital spending on technology and telecommunications equipment, could result in additional declines in the market values of our publicly traded and private equity securities and, if we determine that the declines are other-than-temporary, additional impairment charges. In addition, we will realize losses if and to the extent we sell securities at less than book value. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Earnings Performance--Noninterest Income," "--Balance Sheet Analysis--Securities Available for Sale" and "--Balance
Sheet Analysis--Interest Receivable and Other Assets."

The home mortgage industry is subject to special interest rate risks. Loan origination fees and loan servicing fees account for a significant portion of mortgage-related revenues. Changes in interest rates can impact both types of fees. For example, all things being equal, we would expect a decline in mortgage rates to increase the demand for mortgage loans as borrowers refinance existing loans at lower interest rates. And, when portions of our servicing portfolio pay off, we would expect to experience lower revenues from our servicing investments unless we add new loans to our servicing portfolio to replace the loans that have been paid off. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and fewer early payoffs of our servicing portfolio. We manage the impact of interest rate changes on the dynamic between loan origination revenues and loan servicing revenues with derivative financial instruments and other asset/liability management tools. How well we manage this risk impacts our mortgage-related revenues. For more information, refer to the "Balance Sheet Analysis" section later in this report and to the same section included in our 2000 Annual Report to Stockholders and incorporated by reference into our Form 10-K for the year ended December 31, 2000.

WE HAVE AN ACTIVE ACQUISITION PROGRAM.

We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. We typically do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

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

Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. Specifically, the integration process could result in higher than expected deposit attrition (run-off), loss of key employees, the disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative impact of any divestitures required by regulatory authorities in connection with acquisitions or business combinations may be greater than expected.

OUR BUSINESS COULD SUFFER IF WE FAIL TO ATTRACT AND RETAIN SKILLED PEOPLE.

Our success depends, in part, on our ability to attract and retain key people. Competition for the best people--in particular, individuals with technology experience--is intense. We may not be able to hire people or pay them enough to keep them.

OUR STOCK PRICE CAN BE VOLATILE.

Our stock price can fluctuate widely in response to a variety of factors including

    -   actual or anticipated variations in our quarterly operating results;

    -   new technology used, or services offered, by our competitors;

    - significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

    - failure to integrate our acquisitions or realize anticipated benefits from our acquisitions; and

    -   changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

OPERATING SEGMENT RESULTS
-------------------------

COMMUNITY BANKING'S net income, excluding impairment and other special charges of $1,089 million (after tax), increased to $876 million in the second quarter of 2001 from $841 million in the second quarter of 2000, an increase of 4%. Net income, on the same basis, increased to $1,788 million for the first six months of 2001 from $1,668 million for the first six months of 2000, an increase of 7%. Net interest income increased to $2,174 million in the second quarter of 2001 from $1,922 million in the second quarter of 2000. Net interest income increased to $4,171 million for the first six months of 2001 from $3,825 million in the first six months of 2000. The increase in net interest income was primarily due to increases in loans and deposits. Total loans in Community Banking grew 14% and total core deposits grew 17%. The provision for loan losses increased by $90 million and $118 million for the second quarter and first six months of 2001, respectively. Noninterest income for the second quarter of 2001, excluding impairment and other special charges of $1,742 million (before tax), increased by $12 million over the same period in 2000. Noninterest expense increased by $106 million in the second quarter of 2001 over the same period in 2000. A significant portion of this increase was from personnel expense due to higher origination volumes in mortgage banking.

WHOLESALE BANKING'S net income, excluding impairment and other special charges of $62 million (after tax), was $220 million in the second quarter of 2001, compared with $201 million in the second quarter of 2000, an increase of 9%. Net income, on the same basis, was $473 million for the first six months of 2001, compared with $453 million in the first six months of 2000, an increase of 4%. Net interest income was $452 million in the second quarter of 2001 and $414 million in the second quarter of 2000. Net interest income increased to $907 million for the first six months of 2001 from $830 million in the first six months of 2000. The increase in net interest income was due to higher loan volume. Average outstanding loan balances grew to $49 billion in the second quarter of 2001 from $40 billion in the second quarter of 2000. The provision for loan losses increased by $11 million to $58 million in the second quarter of 2001 and by $36 million to $95 million for the first six months of 2001. Noninterest income, excluding impairment and other special charges of $99 million (before tax), increased to $559 million and $990 million in the second quarter and first six months of 2001, respectively, from $282 million and $588 million in the same periods of 2000. The increase for both periods was primarily due to an increase in insurance revenue and higher trust fees. Noninterest expense increased to $607 million in the second quarter of 2001 and $1,058 million for the first six months of 2001 from $326 million and $633 million for the same periods in the prior year. The increase for the first six months of 2001 was partly due to higher personnel costs related to additional sales and service team members.

WELLS FARGO FINANCIAL'S net income was $71 million in the second quarter of 2001 and $69 million for the same period in 2000. Net income increased to $141 million for the first six months of 2001 from $125 million for the same period in 2000, an increase of 13%. Net interest income increased 17% in the second quarter and 16% in the first six months of 2001, compared with the same periods in 2000. The increase in net interest income was due to increases in average loans partially offset by declines in the net interest margin. The decline in the net interest margin was due to a decline in yields resulting from a change in the mix of the loan portfolio as well as a reduction in prevailing market rates. The provision for loan losses increased by $50 million and $81 million in the second quarter and first half of 2001, respectively, predominantly due to higher net write-offs in the loan portfolios. The increase in noninterest income of $20 million in the second quarter of 2001 was primarily due to an increase in loan and credit card fees.

EARNINGS PERFORMANCE
--------------------

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $3,029 million in the second quarter of 2001, compared with $2,681 million in the second quarter of 2000. The Company's net interest margin was 5.31% in the second quarter of 2001, compared with 5.36% in the second quarter of 2000. Net interest income was $5,863 million in the first six months of 2001, compared with $5,330 million in the first six months of 2000. The Company's net interest margin was 5.26% in the first six months of 2001, compared with 5.38% in the first six months of 2000. The increase in net interest income for the second quarter and first six months of 2001 was primarily due to an increase in earning assets. The reduction in the margin for the second quarter and first six months of 2001 was primarily due to falling commercial loan yields which reset with declining market rates. A significant portion of this impact was offset by lower short-term borrowing costs.

Interest income included hedging income of $49 million in the second quarter of 2001 and was offset by hedging expense of $10 million in the same quarter of 2000. Interest expense was offset by hedging income of $51 million in the second quarter of 2001 and included hedging expense of $9 million in the same quarter of 2000.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $161.3 billion in the second quarter of 2001, compared with $141.5 billion in the second quarter of 2000. For the first half of 2001, loans averaged $160.6 billion, compared with $138.2 billion for the same period of 2000.

Debt securities averaged $34.6 billion during the second quarter of 2001, compared with $39.1 billion in the second quarter of 2000.

Average core deposits were $168.2 billion and $143.6 billion and funded 60% and 59% of the Company's average total assets in the second quarter of 2001 and 2000, respectively. For the first six months of 2001 and 2000, average core deposits were $162.6 billion and $141.6 billion, respectively, and funded 59% of the Company's average total assets in both periods.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Quarter ended June 30,
                                                               --------------------------------------------------------------
                                                                                      2001                               2000
                                                               ---------------------------       ----------------------------
                                                                                  INTEREST                           Interest
                                                                AVERAGE   YIELDS/   INCOME/      Average   Yields/     income/
(in millions)                                                   BALANCE    RATES   EXPENSE       balance    rates     expense
-----------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                      $  2,963     3.82%   $   28     $  2,355      6.44%     $   38
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                2,057     6.83        34        2,783      6.13          43
  Securities of U.S. states and political subdivisions            2,034     8.12        40        2,152      7.76          42
  Mortgage-backed securities:
    Federal agencies                                             25,798     7.19       454       26,797      7.09         485
    Private collateralized mortgage obligations                   1,570     9.56        37        2,713      7.46          53
                                                               --------             ------     --------                ------
      Total mortgage-backed securities                           27,368     7.32       491       29,510      7.12         538
  Other debt securities (4)                                       3,097     7.75        64        4,678      7.38          62
                                                               --------             ------     --------                ------
        Total debt securities available for sale (4)             34,556     7.38       629       39,123      7.11         685
Mortgages held for sale (3)                                      21,480     6.92       373        9,195      8.15         189
Loans held for sale (3)                                           4,818     7.42        89        5,706      8.58         122
Loans:
  Commercial                                                     49,771     8.30     1,030       44,502      9.41       1,042
  Real estate 1-4 family first mortgage                          18,048     7.42       335       15,388      7.84         301
  Other real estate mortgage                                     24,070     8.26       496       22,164      8.87         489
  Real estate construction                                        8,208     8.41       172        6,634     10.06         166
  Consumer:
    Real estate 1-4 family junior lien mortgage                  19,849     9.64       478       14,530     10.37         376
    Credit card                                                   6,148    13.35       205        5,531     14.60         201
    Other revolving credit and monthly payment                   23,442    11.54       676       21,439     11.90         637
                                                               --------             ------     --------                ------
      Total consumer                                             49,439    11.00     1,359       41,500     11.73       1,214
  Lease financing                                                10,150     7.71       196        9,634      7.53         181
  Foreign                                                         1,583    20.97        83        1,643     21.04          86
                                                               --------             ------     --------                ------
        Total loans (5)                                         161,269     9.12     3,671      141,465      9.87       3,479
Other                                                             3,756     4.98        47        3,113      6.12          47
                                                               --------             ------     --------                ------
          Total earning assets                                 $228,842     8.48     4,837     $200,957     9.13        4,560
                                                               ========             ------     ========                ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  2,301     2.79        16      $ 3,445      1.74          15
  Market rate and other savings                                  79,815     2.37       473       62,997      2.72         427
  Savings certificates                                           31,185     5.39       419       29,453      5.25         384
  Other time deposits                                             1,093     5.22        14        4,335      5.58          60
  Deposits in foreign offices                                     5,751     4.27        61        6,990      6.16         107
                                                               --------             ------     --------                ------
      Total interest-bearing deposits                           120,145     3.28       983      107,220      3.72         993
Short-term borrowings                                            29,970     4.39       328       27,695      6.12         421
Long-term debt                                                   35,066     5.47       479       27,203      6.56         446
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                           935     7.59        18          935      7.89          19
                                                               --------             ------     --------                ------
        Total interest-bearing liabilities                      186,116     3.89     1,808      163,053      4.63       1,879
Portion of noninterest-bearing funding sources                   42,726       --        --       37,904        --          --
                                                               --------             ------     --------                ------
          Total funding sources                                $228,842     3.17     1,808     $200,957     3.77        1,879
                                                               ========             ------     ========                ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                            5.31%   $3,029                   5.36%     $2,681
                                                                           =====    ======                  =====      ======


NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 14,474                        $ 12,572
Goodwill                                                          9,518                           8,652
Other                                                            26,491                          22,126
                                                               --------                        --------
          Total noninterest-earning assets                     $ 50,483                        $ 43,350
                                                               ========                        ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 54,882                        $ 47,670
Other liabilities                                                11,670                           9,745
Preferred stockholders' equity                                      256                             263
Common stockholders' equity                                      26,401                          23,576
Noninterest-bearing funding sources used to
  fund earning assets                                           (42,726)                        (37,904)
                                                               --------                        --------
          Net noninterest-bearing funding sources              $ 50,483                        $ 43,350
                                                               ========                        ========

TOTAL ASSETS                                                   $279,325                        $244,307
                                                               ========                        ========
----------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 7.34% and 9.25% for the quarters ended June 30, 2001 and 2000, respectively, and 7.98% and 8.97% for the six months ended June 30, 2001 and 2000, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 4.19% and 6.65% for the quarters ended June 30, 2001 and 2000, respectively, and 4.76% and 6.38% for the six months ended June 30, 2001 and 2000, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances computed on a settlement date basis.
(4)  Includes certain preferred securities.
(5) Nonaccrual loans and related income are included in their respective loan categories.
(6) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.


                                                        --------------------------------------------------------------

                                                                                             Six months ended June 30,
                                                        --------------------------------------------------------------
                                                                                2001                              2000
                                                        ----------------------------        --------------------------
                                                                            INTEREST                          Interest
                                                         AVERAGE    YIELDS/   INCOME/       Average   Yields/   income/
                                                         BALANCE     RATES   EXPENSE        balance    rates   expense
                                                        --------------------------------------------------------------


EARNING ASSETS
Federal funds sold and securities purchased
  under resale agreements                                $  2,666      4.49%   $   59       $  2,295     6.06%   $   69
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies          2,232      6.95        75          3,767     5.90       116
  Securities of U.S. states and political subdivisions      2,015      7.89        77          2,140     7.84        85
  Mortgage-backed securities:
    Federal agencies                                       25,477      7.18       893         26,924     7.13       982
    Private collateralized mortgage obligations             1,560      9.20        71          2,854     7.19       107
                                                         --------              ------       --------             ------
      Total mortgage-backed securities                     27,037      7.29       964         29,778     7.14     1,089
  Other debt securities (4)                                 3,180      7.76       129          5,180     7.70       125
                                                         --------              ------       --------             ------
        Total debt securities available for sale (4)       34,464      7.35     1,245         40,865     7.10     1,415
Mortgages held for sale (3)                                17,834      7.04       630          9,427     7.83       373
Loans held for sale (3)                                     4,818      7.60       182          5,544     8.33       230
Loans:
  Commercial                                               49,434      8.68     2,128         43,350     9.26     1,995
  Real estate 1-4 family first mortgage                    18,181      7.50       681         14,600     7.92       578
  Other real estate mortgage                               23,987      8.53     1,015         21,747     9.05       979
  Real estate construction                                  8,063      8.99       360          6,445     9.90       317
  Consumer:
    Real estate 1-4 family junior lien mortgage            19,192      9.91       948         13,928    10.29       714
    Credit card                                             6,240     13.76       431          5,573    14.19       395
    Other revolving credit and monthly payment             23,691     11.74     1,387         21,170    11.84     1,251
                                                         --------              ------       --------             ------
      Total consumer                                       49,123     11.28     2,766         40,671    11.63     2,360
  Lease financing                                          10,211      7.84       400          9,759     7.59       370
  Foreign                                                   1,584     21.07       167          1,628    21.26       173
                                                         --------              ------       --------              -----
        Total loans (5)                                   160,583      9.40     7,517        138,200     9.83     6,772
Other                                                       3,647      5.46        99          3,302     5.88        96
                                                         --------              ------       --------              -----
          Total earning assets                           $224,012      8.74     9,732       $199,633     9.04     8,955
                                                         ========              ------       ========             ------

FUNDING SOURCES
Deposits:
  Interest-bearing checking                              $  2,385      3.24        38       $  3,391     1.57        27
  Market rate and other savings                            75,013      2.60       966         62,339     2.64       818
  Savings certificates                                     32,002      5.60       888         29,389     5.12       748
  Other time deposits                                       1,655      5.43        45          4,039     5.41       109
  Deposits in foreign offices                               6,724      4.99       167          5,451     5.94       161
                                                         --------              ------       --------             ------
    Total interest-bearing deposits                       117,779      3.60     2,104        104,609     3.58     1,863
Short-term borrowings                                      29,082      5.00       722         28,512     5.96       845
Long-term debt                                             34,323      5.88     1,008         27,249     6.47       880
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                     934      7.69        35            935     7.88        37
                                                         --------              ------       --------             ------
      Total interest-bearing liabilities                  182,118      4.28     3,869        161,305     4.51     3,625
Portion of noninterest-bearing funding sources             41,894        --        --         38,328       --        --
                                                         --------              ------       --------             ------

      Total funding sources                              $224,012      3.48     3,869       $199,633     3.66     3,625
                                                         ========              ------       ========             ------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                       5.26%   $5,863                    5.38%   $5,330
                                                                      =====    ======                   =====    ======

NONINTEREST-EARNING ASSETS
Cash and due from banks                                  $ 14,642                           $ 12,687
Goodwill                                                    9,393                              8,463
Other                                                      25,913                             21,102
                                                         --------                           --------
      Total noninterest-earning assets                   $ 49,948                           $ 42,252
                                                         ========                           ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                 $ 53,172                           $ 46,508
Other liabilities                                          12,094                             10,077
Preferred stockholders' equity                                261                                268
Common stockholders' equity                                26,315                             23,727
Noninterest-bearing funding sources used to
  fund earning assets                                     (41,894)                           (38,328)
                                                         --------                           --------
      Net noninterest-bearing funding sources            $ 49,948                           $ 42,252
                                                         ========                           ========

TOTAL ASSETS                                             $273,960                           $241,885
                                                         ========                           ========
-------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter                     Six months
                                                              ended June 30,                 ended June 30,
                                                         ------------------        %     -----------------        %
(in millions)                                               2001       2000   Change        2001      2000   Change
-------------------------------------------------------------------------------------------------------------------


Service charges on deposit accounts                      $   471     $  428       10%    $   900    $  833        8%
Trust and investment fees:
   Asset management and custody fees                         181        177        2         369       353        5
   Mutual fund and annuity sales fees                        201        185        9         415       369       12
   All other                                                  35         32        9          48        69      (30)
                                                         -------     ------              -------    ------
     Total trust and investment fees                         417        394        6         832       791        5

Credit card fees                                             196        175       12         377       340       11
Other fees:
   Cash network fees                                          53         50        6          99        91        9
   Charges and fees on loans                                 120         80       50         213       160       33
   All other                                                 138        136        1         306       267       15
                                                         -------     ------              -------    ------
     Total other fees                                        311        266       17         618       518       19

Mortgage banking:
   Origination and other closing fees                        190         93      104         311       158       97
   Servicing fees, net of amortization and impairment        105        172      (39)        115       324      (65)
   Net (losses) gains on securities available for sale        (4)        --       --         132        --       --
   Net gains on sales of mortgage servicing rights            --         33     (100)         --        59     (100)
   Net gains (losses) on sales of mortgages                  149        (36)      --         206         6       --
   All other                                                  77         74        4         144       122       18
                                                         -------     ------              -------    ------
     Total mortgage banking                                  517        336       54         908       669       36

Insurance                                                    210        117       79         327       212       54
Net venture capital (losses) gains                        (1,487)       320       --      (1,470)    1,205       --
Net gains (losses) on securities available for sale           27        (39)      --         145      (641)      --
Net (losses) income from equity investments accounted
  for by the:
   Cost method                                              (115)        13       --         (25)      127       --
   Equity method                                             (86)        39       --         (85)       75       --
Net losses on sales of loans                                 (14)       (72)     (81)         (1)      (71)     (99)
Net gains on dispositions of operations                        3          4      (25)        104         6       --
All other                                                     95        154      (38)        329       113      191
                                                         -------     ------              -------    ------

     Total                                               $   545     $2,135      (74)%   $ 2,959    $4,177      (29)%
                                                         =======     ======     ====     =======    ======      ===
-------------------------------------------------------------------------------------------------------------------


The increase in mutual fund fees for the second quarter of 2001 was due to the overall growth in mutual fund assets. The Company managed mutual funds with $69 billion of assets at June 30, 2001, compared with $62 billion at June 30, 2000. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $500 billion and $475 billion at June 30, 2001 and 2000, respectively.

The increase in mortgage banking in the second quarter of 2001, compared with the same period of 2000, was primarily due to a 125% increase in originations to $45 billion from $20 billion, along with an increase in net gains on sales of mortgages.

In the second quarter of 2001, net venture capital losses included approximately $1,500 million of impairment write-downs reflecting other-than-temporary impairment in the valuation of publicly traded and private equity securities. In the same period, net losses from equity investments included approximately $215 million of impairment write-downs.

Other-than-temporary impairment is subject to considerable judgement and analysis. For nonmarketable equity securities, the analysis is based on the specifics of each individual investment and the expectations for that investment, its cash flow and needs for capital, the viability of its business model and the Company's exit strategy. The Company routinely recognizes impairment in its venture capital portfolios. However, in the second quarter, in addition to the general economic conditions, especially in the technology and telecommunications industries, adverse changes occurred in the venture capital markets. The sharp stock market decline resulted in a delay of opportunities for private companies to become public in initial public offerings (IPOs), for those approaching that stage, and a general tightening in venture capital sources to provide the next level of financing. For those companies needing such financing under these conditions, the price extracted for such funding is a disproportionate dilution of the existing ownership interests. While the impairment recognized is based on all of the information available at the time of the assessment, other information or economic developments in the future may lead to further impairment.

The net losses on securities available for sale in the first six months of 2000 were due to the restructuring of the debt securities portion of the securities available for sale portfolio. Benefits of that strategy were realized in the first half of 2001.

The increase in net gains on dispositions of operations in the first half of 2001 was due to a $96 million net gain in the first quarter of 2001, which included a $54 million reduction of unamortized goodwill, related to the divestiture of 39 stores (as a condition to the First Security merger) in Idaho, New Mexico, Nevada and Utah.

"All other" noninterest income in the second quarter of 2001 included write-downs of lease residual values in auto finance portfolios acquired as part of the acquisition of First Security, in response to the continued deterioration in the used car market. In conjunction with this write-down, those remaining residuals were placed under a residual loss insurance policy.

NONINTEREST EXPENSE


-------------------------------------------------------------------------------------------------------------------
                                                              Quarter                          Six months
                                                        ended June 30,                      ended June 30,
                                                    -----------------        %          -----------------         %
(in millions)                                         2001       2000   Change            2001       2000    Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                            $1,018     $  906       12%         $1,995     $1,787        12%
Incentive compensation                                 265        185       43             469        353        33
Employee benefits                                      236        245       (4)            514        500         3
Equipment                                              217        208        4             454        429         6
Net occupancy                                          239        233        3             476        470         1
Goodwill                                               152        136       12             296        253        17
Core deposit intangible:
   Nonqualifying (1)                                    39         44      (11)             79         88       (10)
   Qualifying                                            2          3      (33)              5          7       (29)
Net gains on dispositions of premises
   and equipment                                        --        (17)    (100)            (19)       (51)      (63)
Contract services                                      143        121       18             258        230        12
Outside professional services                          129         89       45             230        179        28
Outside data processing                                 77         80       (4)            154        159        (3)
Advertising and promotion                               66         78      (15)            124        138       (10)
Telecommunications                                      90         78       15             169        146        16
Travel and entertainment                                69         71       (3)            142        128        11
Postage                                                 54         64      (16)            124        123         1
Stationery and supplies                                 63         56       13             122        105        16
Insurance                                               68         55       24             115         97        19
Operating losses                                        43         31       39              99         69        43
Security                                                49         25       96              76         48        58
All other                                              236        161       47             369        330        12
                                                    ------     ------                   ------     ------

   Total                                            $3,255     $2,852       14%         $6,251     $5,588        12%
                                                    ======     ======     ====          ======     ======      ====

-------------------------------------------------------------------------------------------------------------------


(1) Represents amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in noninterest expense was due to an increase in salaries, due to an increase in full-time equivalent staff, an increase in incentive compensation, due to an increase in sales and service team members partially due to high mortgage origination volume, and an overall increase resulting from operations of acquisitions accounted for as purchases.

CASH EARNINGS/RATIOS

The following table reconciles reported loss to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" earnings) for the quarter ended June 30, 2001.


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                               June 30, 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                          loss          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax expense (benefit)        $(129)             $152              $39              $ 62
   Income tax expense (benefit)                            (42)               --               15               (27)
                                                         -----              ----              ---              ----
Net income (loss)                                          (87)              152               24                89
   Preferred stock dividends                                 4                --               --                 4
                                                         -----              ----              ---              ----
Net income (loss) applicable to common stock             $ (91)             $152              $24              $ 85
                                                         =====              ====              ===              ====
Earnings (loss) per common share                         $(.05)                                                $.05
                                                         =====                                                 ====
Diluted earnings (loss) per common share                 $(.05)                                                $.05
                                                         =====                                                 ====
-------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended June 30, 2001 were calculated as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                         June 30, 2001
-------------------------------------------------------------------------------------------------------------------

                                    ROA:             A / (C-E-F)      =    .13%
                                    ROE:             B / (D-E-G)      =   2.09%
                                    Efficiency:     (H-I) / J         =   86.2%

Net income                                                                                            $     89  (A)
Net income applicable to common stock                                                                       85  (B)
Average total assets                                                                                   279,325  (C)
Average common stockholders' equity                                                                     26,401  (D)
Average goodwill                                                                                         9,518  (E)
Average pretax nonqualifying core deposit intangible                                                     1,081  (F)
Average after-tax nonqualifying core deposit intangible                                                    670  (G)
Noninterest expense                                                                                      3,255  (H)
Amortization expense for goodwill and nonqualifying core deposit intangible                                191  (I)
Net interest income plus noninterest income                                                              3,553  (J)
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


-------------------------------------------------------------------------------------------------------------------
                                                              JUNE 30,          December 31,                June 30,
                                                                 2001                  2000                    2000
                                                 --------------------    ------------------     -------------------
                                                            ESTIMATED             Estimated               Estimated
                                                                 FAIR                  fair                    fair
(in millions)                                        COST       VALUE       Cost      value         Cost      value
-------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
    federal agencies                              $ 2,033     $ 2,098    $ 2,739   $  2,783      $ 2,792    $ 2,774
Securities of U.S. states and
    political subdivisions                          2,224       2,307      2,322      2,400        2,433      2,384
Mortgage-backed securities:
    Federal agencies                               30,137      30,725     26,304     26,995       24,602     24,223
    Private collateralized mortgage
      obligations (1)                               1,807       1,841      1,455      1,446        3,082      2,993
                                                  -------      ------    -------   --------      -------    -------
      Total mortgage-backed securities             31,944      32,566     27,759     28,441       27,684     27,216
Other                                               2,805       2,854      2,588      2,502        2,919      2,845
                                                  -------     -------    -------   --------      -------    -------
    Total debt securities                          39,006      39,825     35,408     36,126       35,828     35,219
Marketable equity securities                          982       1,465      2,457      2,529        2,571      4,555
                                                  -------     -------    -------    -------      -------    -------

         Total                                    $39,988     $41,290    $37,865    $38,655      $38,399    $39,774
                                                  =======     =======    =======    =======      =======    =======
-------------------------------------------------------------------------------------------------------------------

(1) Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The decrease in the cost of marketable equity securities was predominantly due to impairment writedowns reflecting other-than-temporary impairment in valuation.

The following table provides the components of the estimated unrealized net gain on securities available for sale. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.


-------------------------------------------------------------------------------------------------------------------
                                                              JUNE 30,               Dec. 31,               June 30,
(in millions)                                                    2001                   2000                   2000
-------------------------------------------------------------------------------------------------------------------
Estimated unrealized gross gains                               $1,490                 $1,620                 $2,149
Estimated unrealized gross losses                                (188)                  (830)                  (774)
                                                               ------                 ------                 ------
Estimated unrealized net gain                                  $1,302                 $  790                 $1,375
                                                               ======                 ======                 ======
-------------------------------------------------------------------------------------------------------------------

The following table provides the components of the realized net gains (losses) on the sales of securities from the securities available for sale portfolio. (Realized gains (losses) on marketable equity securities from venture capital investments are reported as net venture capital gains (losses).)



-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                      Six months
                                                                      ended June 30,                  ended June 30,
                                                              ---------------------            --------------------
(in millions)                                                  2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------------
Realized gross gains                                           $ 66 (1)        $ 23            $362 (1)       $  37
Realized gross losses                                           (43)(2)         (62)            (85)(2)        (678)
                                                               ----            ----            ----           -----
Realized net gains (losses)                                    $ 23            $(39)           $277           $(641)
                                                               ====            ====            ====           =====
-------------------------------------------------------------------------------------------------------------------

(1) Includes $7 million and $143 million of gross gains reported in mortgage banking noninterest income for the second quarter and first half of 2001, respectively.
(2) Includes $11 million of gross losses reported in mortgage banking noninterest income for the second quarter of 2001.

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 8 months at June 30, 2001. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At June 30, 2001, mortgage-backed securities, including collateralized mortgage obligations, were $32.6 billion, or 79% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on that rate scenario, mortgage-backed securities would decrease in fair value from $32.6 billion to $27.4 billion and the expected remaining maturity of these securities would increase from 6 years to 8 years and 11 months.

LOAN PORTFOLIO


-----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                     June 30, 2001 from
                                                                                                 ----------------------
                                                       JUNE 30,       Dec. 31,       June 30,    Dec. 31,       June 30,
(in millions)                                             2001           2000           2000        2000           2000
-----------------------------------------------------------------------------------------------------------------------
Commercial (1)                                        $ 49,957       $ 50,518       $ 46,513           (1)%           7%
Real estate 1-4 family first mortgage                   20,366         18,464         18,727           10             9
Other real estate mortgage (2)                          24,140         23,972         22,248            1             9
Real estate construction                                 8,271          7,715          6,969            7            19
Consumer:
   Real estate 1-4 family junior lien mortgage          20,683         18,218         15,139           14            37
   Credit card                                           6,174          6,616          6,049           (7)            2
   Other revolving credit and monthly payment           23,632         23,974         21,395           (1)           10
                                                      --------       --------       --------
      Total consumer                                    50,489         48,808         42,583            3            19
Lease financing                                          9,887         10,023          9,580           (1)            3
Foreign                                                  1,644          1,624          1,642            1            --
                                                      --------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $4,223, $4,231 and $3,783)                   $164,754       $161,124       $148,262            2%           11%
                                                      ========       ========       ========           ==            ==
-----------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $4,024 million, $4,206 million and $3,671 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.
(2) Includes agricultural loans that are secured by real estate of $1,271 million, $1,280 million and $1,267 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.



NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)
-------------------------------------------------------------------------------------------------------------------
                                                                           JUNE 30,         Dec. 31,        June 30,
(in millions)                                                                 2001             2000            2000
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)                                                           $  823           $  739          $  495
   Real estate 1-4 family first mortgage                                       198              127             129
   Other real estate mortgage (3)                                              193              113             129
   Real estate construction                                                     80               57              23
   Consumer:
      Real estate 1-4 family junior lien mortgage                               15               23              11
      Other revolving credit and monthly payment                                37               36              22
                                                                            ------           ------          ------
        Total consumer                                                          52               59              33
   Lease financing                                                             140               92              51
   Foreign                                                                       9                7              11
                                                                            ------           ------          ------
      Total nonaccrual loans (4)                                             1,495            1,194             871
Restructured loans                                                              --                1               3
                                                                            ------           ------          ------
Nonaccrual and restructured loans                                            1,495            1,195             874
As a percentage of total loans                                                  .9%              .7%             .6%

Foreclosed assets                                                              134              128             145
Real estate investments (5)                                                      2               27              32
                                                                            ------           ------          ------
Total nonaccrual and restructured loans
   and other assets                                                         $1,631           $1,350          $1,051
                                                                            ======           ======          ======
-------------------------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes commercial agricultural loans of $65 million, $44 million and $34 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.
(3) Includes agricultural loans secured by real estate of $48 million, $13 million and $14 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.
(4) Of the total nonaccrual loans, $912 million, $761 million and $395 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled
     $28 million, $56 million and $79 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:



------------------------------------------------------------------------------
                                           JUNE 30,      Dec. 31,      June 30,
(in millions)                                 2001          2000          2000
------------------------------------------------------------------------------
Impairment measurement based on:
    Collateral value method                   $368          $174          $174
    Discounted cash flow method                310           331           104
    Historical loss factors                    234           257           120
                                              ----          ----          ----
      Total (1)                               $912          $762          $398
                                              ====          ====          ====
------------------------------------------------------------------------------

(1) Includes $423 million, $345 million and $208 million of impaired loans with a related FAS 114 allowance of $91 million, $74 million and $73 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

The average recorded investment in impaired loans was $934 million and $403 million during the second quarter of 2001 and 2000, respectively, and $860 million and $387 million during the first six months of 2001 and 2000, respectively. Total interest income recognized on impaired loans was $9 million and $1 million during the second quarter of 2001 and 2000, respectively, and $16 million and $3 million during the first six months of 2001 and 2000, respectively, most of which was recorded using the cash method.

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


----------------------------------------------------------------------------------------------
                                                             JUNE 30,     Dec. 31,     June 30,
(in millions)                                                   2001         2000         2000
----------------------------------------------------------------------------------------------
Commercial                                                      $ 88         $ 90         $ 61
Real estate 1-4 family first mortgage                             99           66           31
Other real estate mortgage                                        29           24           12
Real estate construction                                          23           12           13
Consumer:
     Real estate 1-4 family junior lien mortgage                  56           27           33
     Credit card                                                 114           96          100
     Other revolving credit and monthly payment                  291          263          210
                                                                ----         ----         ----
        Total consumer                                           461          386          343
                                                                ----         ----         ----
     Total                                                      $700         $578         $460
                                                                ====         ====         ====
----------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES


-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                      Six months
                                                                      ended June 30,                  ended June 30,
                                                               --------------------          ----------------------
(in millions)                                                      2001         2000            2001           2000
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                     $3,759       $3,406          $3,719         $3,344

Allowances related to business combinations                           1          100              41            161

Provision for loan losses                                           427          275             788            551

Loan charge-offs:
    Commercial                                                     (173)         (92)           (282)          (197)
    Real estate 1-4 family first mortgage                            (3)          (1)             (6)            (8)
    Other real estate mortgage                                       (6)         (13)             (9)           (16)
    Real estate construction                                         (3)          (3)             (4)            (4)
    Consumer:
       Real estate 1-4 family junior lien mortgage                  (11)          (6)            (22)           (17)
       Credit card                                                 (117)         (88)           (218)          (174)
       Other revolving credit and monthly payment                  (182)        (136)           (369)          (288)
                                                                 ------       ------          ------         ------
          Total consumer                                           (310)        (230)           (609)          (479)
    Lease financing                                                 (20)          (9)            (44)           (22)
    Foreign                                                         (17)         (21)            (35)           (45)
                                                                 ------       ------          ------         ------
              Total loan charge-offs                               (532)        (369)           (989)          (771)
                                                                 ------       ------          ------         ------

Loan recoveries:
    Commercial                                                       21           20              37             53
    Real estate 1-4 family first mortgage                             1            1               2              2
    Other real estate mortgage                                        6            4               8              7
    Real estate construction                                          1            1               2              2
    Consumer:
       Real estate 1-4 family junior lien mortgage                    4            4               7              8
       Credit card                                                   10           10              22             20
       Other revolving credit and monthly payment                    50           60              99            116
                                                                 ------       ------          ------         ------
          Total consumer                                             64           74             128            144
    Lease financing                                                   7            3              14              6
    Foreign                                                           5            4              10             20
                                                                 ------       ------          ------         ------
              Total loan recoveries                                 105          107             201            234
                                                                 ------       ------          ------         ------
                Total net loan charge-offs                         (427)        (262)           (788)          (537)
                                                                 ------       ------          ------         ------

BALANCE, END OF PERIOD                                           $3,760       $3,519          $3,760         $3,519
                                                                 ======       ======          ======         ======

Total net loan charge-offs as a percentage
    of average total loans (annualized)                            1.06%         .74%            .99%           .78%
                                                                 ======       ======          ======         ======

Allowance as a percentage of total loans                           2.28%        2.37%           2.28%          2.37%
                                                                 ======       ======          ======         ======
------------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,760 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2001. The Company's determination of the level of the allowance for loan losses rests upon various judgements and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS


-------------------------------------------------------------------------------------------------------------------
                                                             JUNE 30,            December 31,               June 30,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments                             $ 3,668                 $ 4,142                $ 3,772
Trading assets                                                 3,893                   3,777                  4,997
Interest receivable                                            1,445                   1,516                  1,347
Government National Mortgage Association
    (GNMA) pool buy outs                                       2,532                   1,510                  1,600
Certain identifiable intangible assets                           203                     227                    235
Foreclosed assets                                                134                     128                    145
Interest-earning deposits                                        156                      95                    107
Due from customers on acceptances                                101                      85                    108
Other                                                          8,995                  10,449                  9,114
                                                             -------                 -------                -------

        Total interest receivable and other assets           $21,127                 $21,929                $21,425
                                                             =======                 =======                =======
-------------------------------------------------------------------------------------------------------------------

The decrease in nonmarketable equity securities was due to impairment write-downs reflecting other-than-temporary impairment in the valuation of private equity securities.

Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations and derivative instruments held for customer accommodation purposes. Interest income from trading assets was $28 million and $24 million in the second quarter of 2001 and 2000, respectively, and $60 million and $46 million in the first half of 2001 and 2000, respectively. Noninterest income from trading assets was $91 million and $61 million in the second quarter of 2001 and 2000, respectively, and $204 million and $121 million in the first half of 2001 and 2000, respectively.

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

Amortization expense for certain identifiable intangible assets included in other assets was $11 million and $10 million in the second quarter of 2001 and 2000, respectively.

DEPOSITS


-------------------------------------------------------------------------------------------------------------------
                                                             JUNE 30,            December 31,               June 30,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                         $ 56,774                $ 55,096               $ 50,628
Interest-bearing checking                                      1,950                   3,699                  3,426
Market rate and other savings                                 82,705                  66,859                 62,469
Savings certificates                                          29,789                  31,056                 29,999
                                                            --------                --------               --------
    Core deposits                                            171,218                 156,710                146,522
Other time deposits                                            1,168                   5,137                  5,254
Deposits in foreign offices                                    5,872                   7,712                  7,909
                                                            --------                --------               --------

        Total deposits                                      $178,258                $169,559               $159,685
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


-------------------------------------------------------------------------------------------------------------------
                                                                                                         To be well
                                                                                                  capitalized under
                                                                                                         the FDICIA
                                                                            For capital           prompt corrective
                                                           Actual     adequacy purposes           action provisions
                                                -----------------     -----------------         -------------------
(in billions)                                     Amount    Ratio      Amount     Ratio         Amount        Ratio
---------------------------------------         --------    -----      ------    ------        -------     --------
As of June 30, 2001:
    Total capital (to risk-weighted assets)
        Wells Fargo & Company                      $24.1    10.48%    > $18.4    > 8.00%
                                                                      -          -
        Wells Fargo Bank Minnesota, N.A.             3.3    12.75     >   2.1    > 8.00        > $ 2.6     >  10.00%
                                                                      -          -             -           -
        Wells Fargo Bank, N.A.                      13.7    12.49     >   8.8    > 8.00        >  11.0     >  10.00
                                                                      -          -             -           -

    Tier 1 capital (to risk-weighted assets)
        Wells Fargo & Company                      $16.0     6.95%    > $ 9.2    > 4.00%
                                                                      -          -
        Wells Fargo Bank Minnesota, N.A.             3.1    11.69     >   1.0    > 4.00        > $ 1.6     >   6.00%
                                                                      -          -             -           -
        Wells Fargo Bank, N.A.                       8.2     7.52     >   4.4    > 4.00        >   6.6     >   6.00
                                                                      -          -             -           -

    Tier 1 capital (to average assets)
      (Leverage ratio)
        Wells Fargo & Company                      $16.0     5.97%    > $10.7    > 4.00%  (1)
                                                                      -          -
        Wells Fargo Bank Minnesota, N.A.             3.1     6.89     >   1.8    > 4.00   (1)  > $ 2.2     >   5.00%
                                                                      -          -             -           -
        Wells Fargo Bank, N.A.                       8.2     7.14     >   4.6    > 4.00   (1)  >   5.8     >   5.00
                                                                      -          -             -           -
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

Liquidity for the Company is also provided by interest income, deposit-raising activities, and potential disposition of readily marketable assets and through its ability to raise funds in a variety of domestic and international money and capital markets. The Company accesses the capital markets for long-term funding through the issuance of registered debt, private placements and asset-based secured funding.

In October 2000, the Parent filed a shelf registration statement with the SEC under which the Parent may issue up to $10 billion in debt and equity securities, excluding common stock, other than common stock issuable upon the exercise or conversion of debt and equity securities. In May 2001, the Parent issued a total of $1 billion in global notes and $500 million in medium-term notes. The remaining issuance authority at June 30, 2001 under the October 2000 registration statement, together with the $50 million issuance authority remaining on the Parent's registration statement filed in 1999, was $7.85 billion. In July 2001, the Parent issued $750 million in subordinated notes. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future, are expected to be used for general corporate purposes.

In February 2001, Wells Fargo Financial, Inc. (WFFI) filed a shelf registration statement with the SEC, under which WFFI may issue up to $4 billion in senior or subordinated debt securities. In May 2001, WFFI issued a total of $500 million in senior notes. As of June 30, 2001, the remaining issuance authority under that registration statement and the WFFI shelf registration statements filed in 2000 and 1999 was $4.95 billion. In July 2001, WFFI issued $600 million in global notes. In 1999, a subsidiary of WFFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1 billion (Canadian) in debt securities. In June 2001, that registration expired with $340 million (Canadian) remaining.

In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to an aggregate of $10 billion in long-term senior and subordinated notes. Securities are issued under this program in private placements in accordance with OCC regulations. Wells Fargo Bank, N.A. began issuing under the short-term portion of the program in July 2001. In May 2001, Wells Fargo Bank, N.A. called $750 million in subordinated notes at par.

In February 2001, the Board of Directors authorized the repurchase of up to 25 million additional shares of the Company's outstanding common stock. As of June 30, 2001, the total remaining common stock repurchase authority was approximately 16 million shares. At the Annual Meeting of Stockholders held on April 24, 2001, the stockholders of the Company approved an increase in the number of shares of common stock authorized for issuance from four billion shares to six billion shares.

In July 2001, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 26 cents per share from 24 cents per share, representing an 8% increase in the quarterly dividend rate.

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

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. The simulation for June 30, 2001 showing the largest drop in net income relative to the base case scenario over the next twelve months is a 100 basis point increase in rates that will result in an increase in net income of $74 million. In the simulation that was run at December 31, 2000, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $61 million.

The Company uses interest rate derivative financial instruments as an asset/liability management tool to hedge mismatches in interest rate exposures indicated by the net income simulation described above. They are used to reduce the Company's exposure to interest rate fluctuations and provide more stable cash flow. Additionally, receive-fixed rate swaps are used to convert floating-rate loans into fixed rates to better match the liabilities that fund the loans. The Company also uses derivatives including floors, forwards and swaps, futures contracts and options on futures contracts and swaps to hedge the Company's mortgage servicing rights as well as forwards, futures and options on futures and forwards to hedge the Company's 1-4 family real estate first mortgage loan commitments and mortgage loans held for sale.

Looking toward managing interest rate risk in 2001, the Company will face risk primarily from the possibility of falling rates. Given the Company's negative one-year gap, if rates fall, risk sensitive liabilities are expected to fall faster than asset yields, leading to an increase in margin during the year. A weakness of gap analysis is that it only considers gap periods and not the exposure within periods. This period exposure was evident in the first quarter of 2001, as retail deposit rates, due to competition, lagged the decline in asset yields. The margin is starting to benefit from deposit rates catching up to market rate changes.

As mentioned above, the Company has partially hedged its mortgage servicing rights against a falling rate scenario, using primarily floors, forwards and swaps, futures contracts and options on futures contracts and swaps. Based on its current and projected balance sheet, the Company does not expect that a change in interest rates would significantly affect its liquidity position.

The Company is also exposed to equity price risk arising through its venture capital investments. The Company does not actively trade these investments but conducts an orderly sale considering restriction periods and market conditions. Where economic, the Company may use hedging strategies to mitigate the equity price risk.

The Company considers the fair values and the potential near term losses to future earnings related to its customer accommodation derivative financial instruments to be immaterial.

                                    PART II - OTHER INFORMATION
                                    ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on April 24, 2001. There were 1,716,374,316 shares of common stock outstanding and entitled to vote at said meeting; and a total of 1,419,980,673 (82.73%) shares were present at the meeting in person or by proxy.

              Each person named in the Proxy Statement as a nominee for director was elected; the proposal to increase the number of shares of common stock that may be issued from 4 billion to 6 billion was approved; the appointment of KPMG LLP to audit the books of the Company for the year ending December 31, 2001 was ratified; and the stockholder proposal requesting the Company's Board of Directors to provide for cumulative voting for directors was not approved. Following are the voting results on each matter:

              (1)  ELECTION OF DIRECTORS


                                                                  For            Withheld
                                                        -------------          ----------
                   Leslie S. Biller                     1,414,582,626           5,398,047
                   J. A. Blanchard III                  1,414,713,835           5,266,838
                   Michael R. Bowlin                    1,414,366,226           5,614,447
                   David A. Christensen                 1,414,488,737           5,491,936
                   Spencer F. Eccles                    1,412,804,666           7,176,007
                   Susan E. Engel                       1,414,135,984           5,844,689
                   Robert L. Joss                       1,386,144,043          33,836,630
                   Reatha Clark King                    1,414,733,477           5,247,196
                   Richard M. Kovacevich                1,414,950,372           5,030,301
                   Richard D. McCormick                 1,414,448,656           5,532,017
                   Cynthia H. Milligan                  1,414,698,471           5,282,202
                   Benjamin F. Montoya                  1,414,131,457           5,849,216
                   Philip J. Quigley                    1,414,822,750           5,157,923
                   Donald B. Rice                       1,384,942,123          35,038,550
                   Judith M. Runstad                    1,414,627,152           5,353,521
                   Susan G. Swenson                     1,414,848,448           5,132,225
                   Chang-Lin Tien                       1,383,685,908          36,294,765
                   Michael W. Wright                    1,386,325,625          33,655,048



              (2)  Proposal to Increase Authorized Common Stock
                   --------------------------------------------


                                 For                 Against             Abstentions
                   -----------------       -----------------       -----------------
                       1,332,799,698              77,425,133               9,755,842


              (3)  Proposal to Ratify Appointment of KPMG LLP
                   ------------------------------------------



                                 For                 Against             Abstentions
                   -----------------       -----------------       -----------------
                       1,364,027,391              49,365,445               6,587,837



              (4)  Stockholder Proposal Relating to Cumulative Voting
                   --------------------------------------------------


                                 For                 Against             Abstentions                Non-votes
                   -----------------       -----------------       -----------------       ------------------
                         353,482,063             784,896,329              83,588,786              198,013,495



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               3(a) Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's
                     Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated
                     July 3, 1995 (authorizing preference stock),
                     Exhibits 3(b) and 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company's name and increasing authorized common and preferred stock, respectively), and Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

                (b) Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

                (c) Certificate of Designations for the Company's ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

                (d) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

                (e)  Certificate Eliminating the Certificate of
                     Designations for the Company's Cumulative
                     Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

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

                (o) Certificate of Designations for the Company's 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

                (p) Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock,
                     incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001

               3(q) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

               4(a)  See Exhibits 3(a) through 3(q)

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

              10(a) Deferred Compensation Plan, as amended through January 1, 2001, filed herewith

                (b) Agreement between the Company and an executive officer, filed herewith

              99(a) Computation of Ratios of Earnings to Fixed Charges --the ratios of earnings to fixed charges, including interest on deposits, were .93 and 1.87 for the quarters ended June 30, 2001 and 2000, respectively, and 1.44 and 1.90 for the six months ended June 30, 2001 and 2000, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were .85 and 2.81 for the quarters ended June 30, 2001 and 2000, respectively, and 1.95 and 2.83 for the six months ended June 30, 2001 and 2000, respectively.

                (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends--the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were .93 and 1.87 for the quarters ended June 30, 2001 and 2000, respectively, and 1.44 and 1.90 for the six months ended June 30, 2001 and 2000, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were .84 and 2.80 for the quarters ended June 30, 2001 and 2000, respectively, and 1.93 and 2.80 for the six months ended June 30, 2001 and 2000, respectively.

         (b) The Company filed the following reports on Form 8-K during the second quarter of 2001:

                     (1) April 17, 2001, under Item 5, containing the Company's financial results for the quarter ended March 31, 2001

                     (2)  June 6, 2001, under Item 5, announcing
                          expected second quarter 2001 non-cash charges



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 7, 2001                WELLS FARGO & COMPANY


                                      By: /s/ Les L. Quock
                                         -------------------------------------
                                         Les L. Quock
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)
