Form 10-Q
period 2001-09-30
WELLS FARGO & CO/MN
filed 2001-11-09
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

         |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

         ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes |X|    No
                                       ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
                                                          October 31, 2001
                                                         ------------------

     Common stock, $1-2/3 par value                         1,695,208,263

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements
            Consolidated Statement of Income......................................   2
            Consolidated Balance Sheet............................................   3
            Consolidated Statement of Changes in Stockholders' Equity
              and Comprehensive Income............................................   4
            Consolidated Statement of Cash Flows..................................   5
            Notes to Financial Statements.........................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations (MD&A)
            Summary Financial Data................................................  19
            Overview..............................................................  20
            Factors that May Affect Future Results................................  23
            Operating Segment Results.............................................  30
            Earnings Performance..................................................  31
              Net Interest Income.................................................  31
              Noninterest Income..................................................  34
              Noninterest Expense.................................................  36
              Income Taxes........................................................  36
              Cash Earnings/Ratios................................................  37
            Balance Sheet Analysis................................................  38
              Securities Available for Sale.......................................  38
              Loan Portfolio......................................................  40
              Nonaccrual and Restructured Loans and Other Assets..................  40
                 Loans 90 Days Past Due and Still Accruing........................  43
              Allowance for Loan Losses...........................................  44
              Interest Receivable and Other Assets................................  45
              Deposits............................................................  46
              Capital Adequacy/Ratios.............................................  46
              Liquidity and Capital Management....................................  47

Item 3.     Quantitative and Qualitative Disclosures About Market Risk............  48

PART II     OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K......................................  50

SIGNATURE.........................................................................  52

--------------------------------------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                               Quarter                  Nine months
                                                                        ended Sept. 30,              ended Sept. 30,
                                                                 ---------------------       ----------------------
(in millions, except per share amounts)                              2001         2000           2001          2000
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Securities available for sale                                    $    669     $    660       $  1,885      $  2,046
Mortgages held for sale                                               425          245          1,055           618
Loans held for sale                                                    69           93            251           322
Loans                                                               3,583        3,777         11,094        10,544
Other interest income                                                  70           95            227           261
                                                                 --------     --------       --------      --------
     Total interest income                                          4,816        4,870         14,512        13,791
                                                                 --------     --------       --------      --------

INTEREST EXPENSE
Deposits                                                              845        1,093          2,949         2,955
Short-term borrowings                                                 316          466          1,037         1,311
Long-term debt                                                        431          518          1,439         1,399
Guaranteed preferred beneficial interests in Company's
   subordinated debentures                                             23           18             59            55
                                                                 --------     --------       --------      --------
     Total interest expense                                         1,615        2,095          5,484         5,720
                                                                 --------     --------       --------      --------

NET INTEREST INCOME                                                 3,201        2,775          9,028         8,071
Provision for loan losses                                             455          425          1,243           976
                                                                 --------     --------       --------      --------
Net interest income after provision for loan losses                 2,746        2,350          7,785         7,095
                                                                 --------     --------       --------      --------

NONINTEREST INCOME
Service charges on deposit accounts                                   470          435          1,370         1,267
Trust and investment fees                                             424          412          1,256         1,203
Credit card fees                                                      203          194            579           534
Other fees                                                            303          300            921           819
Mortgage banking                                                      369          341          1,277         1,010
Insurance                                                             196           80            524           293
Net venture capital (losses) gains                                   (124)         535         (1,593)        1,740
Net gains (losses) on securities available for sale                   165         (341)           309          (981)
Other                                                                 277           99            600           347
                                                                 --------     --------       --------      --------
     Total noninterest income                                       2,283        2,055          5,243         6,232
                                                                 --------     --------       --------      --------

NONINTEREST EXPENSE
Salaries                                                            1,020          945          3,015         2,732
Incentive compensation                                                315          271            784           624
Employee benefits                                                     223          241            737           741
Equipment                                                             217          211            672           640
Net occupancy                                                         240          236            716           707
Goodwill                                                              156          136            452           389
Core deposit intangible                                                41           46            125           142
Net gains on dispositions of premises and equipment                    (2)          (9)           (21)          (60)
Other                                                                 977          947          2,958         2,698
                                                                 --------     --------       --------      --------
     Total noninterest expense                                      3,187        3,024          9,438         8,613
                                                                 --------     --------       --------      --------

INCOME BEFORE INCOME TAX EXPENSE                                    1,842        1,381          3,590         4,714
Income tax expense                                                    678          560          1,348         1,816
                                                                 --------     --------       --------      --------

NET INCOME                                                       $  1,164     $    821       $  2,242      $  2,898
                                                                 ========     ========       ========      ========

NET INCOME APPLICABLE TO COMMON STOCK                            $  1,160     $    816       $  2,229      $  2,885
                                                                 ========     ========       ========      ========

EARNINGS PER COMMON SHARE                                        $    .68     $    .48       $   1.30      $   1.70
                                                                 ========     ========       ========      ========

DILUTED EARNINGS PER COMMON SHARE                                $    .67     $    .47       $   1.29      $   1.68
                                                                 ========     ========       ========      ========

DIVIDENDS DECLARED PER COMMON SHARE                              $    .26     $    .22       $    .74      $    .66
                                                                 ========     ========       ========      ========

Average common shares outstanding                                 1,710.6      1,707.7        1,713.8       1,695.8
                                                                 ========     ========       ========      ========

Diluted average common shares outstanding                         1,726.9      1,728.0        1,732.9       1,713.9
                                                                 ========     ========       ========      ========
-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


-------------------------------------------------------------------------------------------------------------------
                                                                  SEPT. 30,             Dec. 31,           Sept. 30,
(in millions, except shares)                                          2001                 2000                2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                           $ 15,791             $ 16,978            $ 14,986
Federal funds sold and securities purchased
   under resale agreements                                           3,241                1,598               3,113
Securities available for sale                                       40,749               38,655              37,307
Mortgages held for sale                                             23,154               11,812              11,507
Loans held for sale                                                  4,982                4,539               4,349

Loans                                                              168,866              161,124             154,305
Allowance for loan losses                                            3,761                3,719               3,665
                                                                  --------             --------            --------
     Net loans                                                     165,105              157,405             150,640
                                                                  --------             --------            --------

Mortgage servicing rights                                            5,404                5,609               5,742
Premises and equipment, net                                          3,534                3,415               3,365
Core deposit intangible                                              1,053                1,183               1,209
Goodwill                                                             9,604                9,303               9,221
Interest receivable and other assets                                25,483               21,929              19,883
                                                                  --------             --------            --------

     Total assets                                                 $298,100             $272,426            $261,322
                                                                  ========             ========            ========

LIABILITIES
Noninterest-bearing deposits                                      $ 56,271             $ 55,096            $ 51,404
Interest-bearing deposits                                          120,491              114,463             112,869
                                                                  --------             --------            --------
     Total deposits                                                176,762              169,559             164,273
Short-term borrowings                                               40,196               28,989              24,669
Accrued expenses and other liabilities                              17,454               14,409              13,161
Long-term debt                                                      34,131               32,046              31,470
Guaranteed preferred beneficial interests in
   Company's subordinated debentures                                 2,235                  935                 935

STOCKHOLDERS' EQUITY
Preferred stock                                                        447                  385                 408
Unearned ESOP shares                                                  (185)                (118)               (143)
                                                                  --------             --------            --------
     Total preferred stock                                             262                  267                 265
Common stock - $1-2/3 par value, authorized
   6,000,000,000 shares; issued 1,736,381,025 shares,
   1,736,381,025 shares and 1,736,891,279 shares                     2,894                2,894               2,895
Additional paid-in capital                                           9,438                9,337               9,344
Retained earnings                                                   15,281               14,541              13,895
Cumulative other comprehensive income                                  969                  524               1,701
Notes receivable from ESOP                                              --                   --                  (1)
Treasury stock - 30,498,100 shares, 21,735,182 shares
   and 27,302,953 shares                                            (1,522)              (1,075)             (1,285)
                                                                  --------             --------            --------
     Total stockholders' equity                                     27,322               26,488              26,814
                                                                  --------             --------            --------

     Total liabilities and stockholders' equity                   $298,100             $272,426            $261,322
                                                                  ========             ========            ========
-------------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


------------------------------------------------------------------------------------------------------------------------------

                                                                                  Unearned              Additional
                                                        Number of    Preferred        ESOP    Common       paid-in    Retained
(in millions, except shares)                               shares        stock      shares     stock       capital    earnings
------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                                                $ 344       $ (73)   $2,894        $9,213     $12,565
                                                                         -----       -----    ------        ------     -------
Comprehensive income
   Net income                                                                                                            2,898
   Other comprehensive income, net of tax:
     Translation adjustments
     Unrealized gains (losses) on securities
       available for sale arising during the period
     Reclassification adjustment for (gains) losses
       on securities available for sale included
       in net income

Total comprehensive income
Common stock issued                                    11,960,155                                  1           277        (391)
Common stock issued for acquisitions                   69,347,582                                             (199)         (7)
Common stock repurchased                               70,672,243
Stock options repriced                                                                                          48
Preferred stock (170,000) issued to ESOP                                   170         (181)                    11
Preferred stock released to ESOP                                                        111                     (7)
Preferred stock (104,991) converted to common shares    2,533,470         (105)                                  1
Preferred stock repurchased                                31,600           (1)
Preferred stock dividends                                                                                                  (13)
Common stock dividends                                                                                                  (1,157)
Change in Rabbi trust assets
   (classified as treasury stock)

Net change                                                                  64          (70)       1           131       1,330
                                                                         -----        -----   ------        ------     -------

BALANCE SEPTEMBER 30, 2000                                               $ 408        $(143)  $2,895        $9,344     $13,895
                                                                         =====        =====   ======        ======     =======

BALANCE DECEMBER 31, 2000                                                $ 385        $(118)  $2,894        $9,337     $14,541
                                                                         -----        -----   ------        ------     -------

COMPREHENSIVE INCOME
   NET INCOME                                                                                                            2,242
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     TRANSLATION ADJUSTMENTS
     UNREALIZED GAINS (LOSSES) ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE PERIOD
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES
       ON SECURITIES AVAILABLE FOR SALE INCLUDED
       IN NET INCOME
     UNREALIZED GAINS (LOSSES) ON DERIVATIVES AND
       HEDGING ACTIVITIES ARISING DURING THE PERIOD
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES
       ON CASH FLOW HEDGES INCLUDED IN NET INCOME
     CUMULATIVE EFFECT OF THE CHANGE IN
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES

TOTAL COMPREHENSIVE INCOME
COMMON STOCK ISSUED                                    14,349,572                                               92        (221)
COMMON STOCK ISSUED FOR ACQUISITIONS                      428,343                                                1           1
COMMON STOCK REPURCHASED                               26,312,895
PREFERRED STOCK (192,000) ISSUED TO ESOP                                   192         (207)                    15
PREFERRED STOCK RELEASED TO ESOP                                                        140                    (10)
PREFERRED STOCK (130,225) CONVERTED TO COMMON SHARES    2,772,062         (130)                                  3
PREFERRED STOCK DIVIDENDS                                                                                                  (13)
COMMON STOCK DIVIDENDS                                                                                                  (1,269)
CHANGE IN RABBI TRUST ASSETS
   (CLASSIFIED AS TREASURY STOCK)
                                                                         -----        -----   ------        ------     -------
NET CHANGE                                                                  62          (67)      --           101         740
                                                                         -----        -----   ------        ------     -------

BALANCE SEPTEMBER 30, 2001                                                $447        $(185)  $2,894        $9,438     $15,281
                                                                         =====        =====   ======        ======     =======
------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
                                                               Notes                   Cumulative
                                                          receivable                        other           Total
                                                                from    Treasury    comprehensive    stockholders'
(in millions, except shares)                                    ESOP       stock           income          equity
-----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                                        $(1)    $(1,831)          $  760         $23,871
                                                                 ---     -------           ------         -------
Comprehensive income
   Net income                                                                                               2,898
   Other comprehensive income, net of tax:
     Translation adjustments                                                                   (2)             (2)
     Unrealized gains (losses) on securities
       available for sale arising during the period                                           783             783
     Reclassification adjustment for (gains) losses
       on securities available for sale included
       in net income                                                                          160             160
                                                                                                          -------
Total comprehensive income                                                                                  3,839
Common stock issued                                                          476                              363
Common stock issued for acquisitions                                       2,864                            2,658
Common stock repurchased                                                  (2,891)                          (2,891)
Stock options repriced                                                                                         48
Preferred stock (170,000) issued to ESOP                                                                       --
Preferred stock released to ESOP                                                                              104
Preferred stock (104,991) converted to common shares                         104                               --
Preferred stock repurchased                                                                                    (1)
Preferred stock dividends                                                                                     (13)
Common stock dividends                                                                                     (1,157)
Change in Rabbi trust assets
   (classified as treasury stock)                                             (7)                              (7)

Net change                                                        --         546              941           2,943
                                                                 ---     -------           ------         -------

BALANCE SEPTEMBER 30, 2000                                       $(1)    $(1,285)          $1,701         $26,814
                                                                 ===     =======           ======         =======

BALANCE DECEMBER 31, 2000                                        $--     $(1,075)          $  524         $26,488
                                                                 ---     -------           ------         -------

COMPREHENSIVE INCOME
   NET INCOME                                                                                               2,242
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     TRANSLATION ADJUSTMENTS                                                                   (3)             (3)
     UNREALIZED GAINS (LOSSES) ON SECURITIES
       AVAILABLE FOR SALE ARISING DURING THE PERIOD                                          (145)           (145)
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES
       ON SECURITIES AVAILABLE FOR SALE INCLUDED
       IN NET INCOME                                                                          469             469
     UNREALIZED GAINS (LOSSES) ON DERIVATIVES AND
       HEDGING ACTIVITIES ARISING DURING THE PERIOD                                            26              26
     RECLASSIFICATION ADJUSTMENT FOR (GAINS) LOSSES
       ON CASH FLOW HEDGES INCLUDED IN NET INCOME                                              27              27
     CUMULATIVE EFFECT OF THE CHANGE IN
       ACCOUNTING PRINCIPLE FOR DERIVATIVES
       AND HEDGING ACTIVITIES                                                                  71              71
                                                                                                          -------
TOTAL COMPREHENSIVE INCOME                                                                                  2,687
COMMON STOCK ISSUED                                                          643                              514
COMMON STOCK ISSUED FOR ACQUISITIONS                                          20                               22
COMMON STOCK REPURCHASED                                                  (1,225)                          (1,225)
PREFERRED STOCK (192,000) ISSUED TO ESOP                                                                       --
PREFERRED STOCK RELEASED TO ESOP                                                                              130
PREFERRED STOCK (130,225) CONVERTED TO COMMON SHARES                         127                               --
PREFERRED STOCK DIVIDENDS                                                                                     (13)
COMMON STOCK DIVIDENDS                                                                                     (1,269)
CHANGE IN RABBI TRUST ASSETS
   (CLASSIFIED AS TREASURY STOCK)                                            (12)                             (12)
                                                                 ---     -------           ------         -------
NET CHANGE                                                        --        (447)             445             834
                                                                 ---     -------           ------         -------

BALANCE SEPTEMBER 30, 2001                                       $--     $(1,522)          $  969         $27,322
                                                                 ===     =======           ======         =======
-----------------------------------------------------------------------------------------------------------------

                     WELLS FARGO & COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------
                                                                                          Nine months ended September 30,
                                                                                        --------------------------------
(in millions)                                                                                2001                   2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   2,242               $  2,898
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                             1,243                    976
      Depreciation and amortization                                                         2,011                  1,206
      Net (gains) losses on securities available for sale                                    (443)                   981
      Net venture capital losses (gains)                                                    1,593                 (1,740)
      Net (gains) losses on sales of mortgages held for sale                                 (276)                    16
      Net (gains) losses on sales of loans                                                    (10)                   149
      Net gains on dispositions of premises and equipment                                     (21)                   (60)
      Net gains on dispositions of operations                                                (104)                    (8)
      Release of preferred shares to ESOP                                                     130                    104
      Net (increase) decrease in trading assets                                            (2,447)                   299
      Deferred income tax (benefit) expense                                                  (192)                   775
      Net decrease (increase) in accrued interest receivable                                   86                   (205)
      Net (decrease) increase in accrued interest payable                                    (128)                   198
      Originations of mortgages held for sale                                            (114,214)               (55,066)
      Proceeds from sales of mortgages held for sale                                       97,824                 52,344
      Net increase in loans held for sale                                                    (443)                  (707)
      Other assets, net                                                                     1,482                 (2,898)
      Other accrued expenses and liabilities, net                                           4,922                  2,099
                                                                                        ---------               --------

Net cash (used) provided by operating activities                                           (6,745)                 1,361
                                                                                        ---------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sales                                                                  16,262                 22,013
      Proceeds from prepayments and maturities                                              4,564                  3,486
      Purchases                                                                           (23,392)               (12,376)
   Net cash (paid for) acquired from acquisitions                                            (383)                   994
   Net increase in banking subsidiaries' loans resulting from originations
      and collections                                                                      (1,104)               (15,078)
   Proceeds from sales (including participations) of banking subsidiaries' loans            1,731                  3,862
   Purchases (including participations) of banking subsidiaries' loans                       (300)                  (251)
   Principal collected on nonbank subsidiaries' loans                                       7,409                  4,081
   Nonbank subsidiaries' loans originated                                                 (14,698)                (7,180)
   Proceeds from dispositions of operations                                                 1,190                     11
   Proceeds from sales of foreclosed assets                                                   183                    202
   Net increase in federal funds sold and securities purchased
      under resale agreements                                                              (1,643)                (1,391)
   Net increase in mortgage servicing rights                                               (1,615)                (1,384)
   Other, net                                                                              (2,357)                (5,006)
                                                                                        ---------               --------

Net cash used by investing activities                                                     (14,153)                (8,017)
                                                                                        ---------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                 7,203                 15,457
   Net increase (decrease) in short-term borrowings                                        11,207                 (7,831)
   Proceeds from issuance of long-term debt                                                11,074                 14,143
   Repayment of long-term debt                                                             (9,048)                (9,656)
   Proceeds from issuance of guaranteed preferred beneficial interest
      in Company's subordinated debentures                                                  1,300                     --
   Proceeds from issuance of common stock                                                     423                    286
   Repurchase of common stock                                                              (1,225)                (2,891)
   Payment of cash dividends on preferred and common stock                                 (1,282)                (1,170)
   Other, net                                                                                  59                   (814)
                                                                                        ---------               --------

Net cash provided by financing activities                                                  19,711                  7,524
                                                                                        ---------               --------

   NET CHANGE IN CASH AND DUE FROM BANKS                                                   (1,187)                   868

Cash and due from banks at beginning of period                                             16,978                 14,118
                                                                                        ---------               --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                $  15,971               $ 14,986
                                                                                        =========               ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                          $   5,356               $  5,522
      Income taxes                                                                      $   1,654               $    597
   Noncash investing and financing activities:
      Transfers from mortgages held for sale to loans                                   $   2,152               $  3,687
      Transfers from loans held for sale to loans                                       $      --               $  1,388
      Transfers from loans to foreclosed assets                                         $     231               $    147
------------------------------------------------------------------------------------------------------------------------

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

Transactions completed in the nine months ended September 30, 2001 include:


--------------------------------------------------------------------------------------------------------------
                                                                                                     Method of
(in millions)                                                  Date             Assets              Accounting
--------------------------------------------------------------------------------------------------------------
Conseco Finance Vendor Services Corporation                     January 31      $  860      Purchase of Assets
Buffalo Insurance Agency Group, Inc.                            March 1              1                Purchase
SCI Financial Group, Inc.                                       March 29            21                Purchase
Midland Trust Company, National Association                     April 7             10                Purchase
ACO Brokerage Holdings Corporation
   (Acordia Group of Insurance Agencies)                        May 1              866                Purchase
H.D. Vest, Inc.                                                 July 2             182                Purchase
CarFinance America, Inc.                                        July 25              6      Purchase of Assets
                                                                                ------
                                                                                $1,946
                                                                                ======
--------------------------------------------------------------------------------------------------------------

In connection with the foregoing transactions, the Company paid cash in the aggregate amount of $800 million and issued aggregate common shares of .4 million.

On October 5, 2001, the Company announced an agreement to acquire Texas Financial Bancorporation, Inc. and certain bank and nonbank subsidiaries of Marquette Bancshares, Inc. The banks have approximately $6 billion in assets and $4 billion in deposits and have locations in Minnesota, South Dakota, Illinois, Iowa, Wisconsin, Texas and New Mexico. Pending regulatory approvals, the acquisition is expected to be completed in the first quarter of 2002.

On August 30, 2001, the Company announced an agreement to acquire SIFE. Based in Walnut Creek, California, SIFE is the advisor, administrator and distributor of the SIFE Trust Fund, which has approximately $700 million in assets under management. Pending approval by SIFE Trust Fund shareholders, the acquisition is expected to be completed during the first quarter of 2002.

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

2. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S SUBORDINATED DEBENTURES

In August 2001, the Company established Wells Fargo Capital IV (the Trust) as a business trust for the purpose of issuing up to $1.5 billion in trust preferred securities. On August 29, 2001, the Trust issued to the public $1.3 billion in trust preferred securities in the form of its 7% Capital Securities and issued to the Company approximately $40 million of trust common securities. The Trust used the proceeds to purchase $1.34 billion of the Company's 7% junior subordinated debentures due September 1, 2031 (the Debentures). The Debentures are the sole assets of the Trust and are subordinate to all of the Company's existing and future obligations for borrowed or purchased money, whether or not evidenced by a written instrument, its obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

The Company will treat the trust preferred securities as Tier 1 capital. The Debentures, the common securities issued by the Trust, and the related income effects are eliminated within the Company's consolidated financial statements. The Company's obligations under the Debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.

The stated maturity date of the Debentures is September 1, 2031, which may be accelerated under limited circumstances or extended to no later than September 1, 2050. In addition, the Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after August 29, 2006 or in whole, but not in part, within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

3.  PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company's preferred stock at September 30, 2001, December 31, 2000 and September 30, 2000. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.


-----------------------------------------------------------------------------------------------------------------------------------
                                           Shares issued and outstanding          Carrying amount (in millions)          Adjustable
                                      ----------------------------------      --------------------------------       dividends rate
                                       SEPT. 30,    Dec. 31,    Sept. 30,    SEPT. 30,     Dec. 31,   Sept. 30,   -----------------
                                           2001        2000         2000         2001         2000        2000    Minimum   Maximum
                                      ---------   ---------    ---------     --------      -------    --------    -------   -------
Adjustable-Rate Cumulative, Series B
   (Liquidation preference $50)       1,468,400   1,468,400    1,468,400        $  73        $  73       $  74        5.5%     10.5%

6.59%/Adjustable-Rate Noncumulative
   Preferred Stock, Series H
   (Liquidation preference $50) (1)   4,000,000   4,000,000    4,000,000          200          200         200        7.0      13.0

2001 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       74,792          --           --           75           --          --      10.50     11.50

2000 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       43,762      55,273       67,101           44           55          67      11.50     12.50

1999 ESOP Cumulative Convertible
   (Liquidation preference $1,000)       17,652      18,206       21,506           18           18          21      10.30     11.30

1998 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        7,395       7,631        8,131            7            8           8      10.75     11.75

1997 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        9,276       9,542       10,542            9           10          10       9.50     10.50

1996 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        9,957      10,211       11,711           10           10          12       8.50      9.50

1995 ESOP Cumulative Convertible
   (Liquidation preference $1,000)        8,143       8,285       11,785            8            8          12       10.0      10.0

ESOP Cumulative Convertible
   (Liquidation preference $1,000)        2,602       2,656        3,656            3            3           4        9.0       9.0

Unearned ESOP shares (2)                     --          --           --         (185)        (118)       (143)        --        --

$3.15 Cumulative Convertible
   Preferred Stock, Series A                 --          --        8,028           --           --          --         --        --
                                      ---------   ---------    ---------        -----        -----       -----

     Total                            5,641,979   5,580,204    5,610,860        $ 262        $ 267       $ 265
                                      =========   =========    =========        =====        =====       =====
-----------------------------------------------------------------------------------------------------------------------------------

(1) Annualized dividend rate was 6.59% until October 1, 2001. On October 1, 2001, all the shares were redeemed at the stated liquidation price plus accrued dividends.
(2) In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

4.  EARNINGS PER COMMON SHARE

The table below presents earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.


-------------------------------------------------------------------------------------------------------------------
                                                                                Quarter                 Nine months
                                                                         ended Sept. 30,             ended Sept. 30,
                                                                  ---------------------      ----------------------
(in millions, except per share amounts)                               2001         2000          2001          2000
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $  1,164     $    821      $  2,242      $  2,898
Less: Preferred stock dividends                                          4            5            13            13
                                                                  --------     --------      --------      --------
Net income applicable to common stock                             $  1,160     $    816      $  2,229      $  2,885
                                                                  ========     ========      ========      ========

EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                 $  1,160     $    816      $  2,229      $  2,885
                                                                  ========     ========      ========      ========

Average common shares outstanding (denominator)                    1,710.6      1,707.7       1,713.8       1,695.8
                                                                  ========     ========      ========      ========

Per share                                                         $    .68     $    .48      $   1.30      $   1.70
                                                                  ========     ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE
Net income applicable to common stock (numerator)                 $  1,160     $    816      $  2,229      $  2,885
                                                                  ========     ========      ========      ========

Average common shares outstanding                                  1,710.6      1,707.7       1,713.8       1,695.8
Add:   Stock options                                                  15.7         19.1          18.4          16.9
       Restricted share rights                                          .6          1.1            .7           1.1
       Convertible preferred                                            --           .1            --            .1
                                                                  --------     --------      --------      --------
Diluted average common shares outstanding (denominator)            1,726.9      1,728.0       1,732.9       1,713.9
                                                                  ========     ========      ========      ========

Per share                                                         $    .67     $    .47      $   1.29      $   1.68
                                                                  ========     ========      ========      ========
-------------------------------------------------------------------------------------------------------------------

5.  OPERATING SEGMENTS

The Company has identified three lines of business for the purposes of management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Wells Fargo Home Mortgage activities are included in the Community Banking Group due to the integration of Home Mortgage into Community Banking and the reorganization of Wells Fargo Home Mortgage as a subsidiary of Wells Fargo Bank, N.A. In 2001, there were various reorganizations resulting in the integration into Wholesale Banking from Community Banking of certain units of First Security, certain Community Banking Offices that were reorganized as Regional Commercial Banking Offices, the Insurance Group and Correspondent Banking. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial services company. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

THE COMMUNITY BANKING GROUP offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. These products and services include WELLS FARGO FUNDS(SM), a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle, marine) loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

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

THE WHOLESALE BANKING GROUP serves businesses with annual sales in excess of $10 million and maintains relationships with major corporations throughout the United States. Wholesale Banking provides a complete line of commercial and corporate banking services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, international trade facilities, foreign exchange services, treasury management, investment management, electronic products, insurance and investment banking. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale
Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit.
Secondary market services are provided through the Capital Markets Group. Its business includes senior loan financing, mezzanine financing, financing for leveraged transactions, purchasing distressed real estate loans and high yield debt, origination of permanent loans for securitization, loan syndications, real estate brokerage services and commercial real estate loan servicing.

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


------------------------------------------------------------------------------------------------------------------------------------
(income/expense in millions,                                                                               Recon-           Consoli-
average balances in billions)                 Community           Wholesale          Wells Fargo        ciliation              dated
                                                Banking             Banking            Financial        column (4)           Company
------------------------------------------------------------------------------------------------------------------------------------
QUARTER ENDED SEPTEMBER 30,             2001       2000      2001      2000       2001      2000    2001     2000      2001     2000
Net interest income (1)              $ 2,306     $1,969    $  489    $  467     $  429    $  362   $ (23)   $ (23)   $3,201   $2,775
Provision for loan losses                266        282        62        51        127        92      --       --       455      425
Noninterest income                     1,624      1,538       548       439        100        82      11       (4)    2,283    2,055
Noninterest expense                    2,230      2,218       590       469        283       246      84       91     3,187    3,024
                                     -------    -------    ------   -------    -------    ------   -----    -----    ------   ------
Income (loss) before income
   tax expense (benefit)               1,434      1,007       385       386        119       106     (96)    (118)    1,842    1,381
Income tax expense (benefit) (2)         503        390       140       146         46        39     (11)     (15)      678      560
                                     -------    -------    ------   -------    -------    ------   -----    -----    ------   ------
Net income (loss)                    $   931     $  617    $  245    $  240     $   73    $   67   $ (85)   $(103)   $1,164   $  821
                                     =======    =======    ======   =======    =======    ======   =====    =====    ======   ======

Average loans                        $   101     $   92    $   50    $   47     $   13    $   11   $  --    $  --    $  164   $  150
Average assets                           202        177        66        61         15        12       6        7       289      257
Average core deposits                    155        133        16        15         --        --      --       --       171      148

NINE MONTHS ENDED SEPTEMBER 30,

Net interest income (1)              $ 6,407     $5,641    $1,466    $1,450     $1,229    $1,054   $ (74)   $ (74)   $9,028   $8,071
Provision for loan losses                728        637       172       113        343       227      --       (1)    1,243      976
Noninterest income                     3,405      4,649     1,528     1,307        273       223      37       53     5,243    6,232
Noninterest expense                    6,619      6,191     1,754     1,404        814       743     251      275     9,438    8,613
                                     -------    -------    ------   -------    -------    ------   -----    -----    ------   ------
Income (loss) before income
   tax expense (benefit)               2,465      3,462     1,068     1,240        345       307    (288)    (295)    3,590    4,714
Income tax expense (benefit) (2)         858      1,254       388       470        131       115     (29)     (23)    1,348    1,816
                                     -------    -------    ------   -------    -------    ------   -----    -----    ------   ------
Net income (loss)                      1,607     $2,208       680    $  770        214    $  192    (259)   $(272)    2,242   $2,898
                                                =======             =======               ======            =====             ======
Less:  Impairment and other special
   charges (after tax) (3)            (1,089)                 (62)                  --                (6)            (1,157)
                                     -------               ------              -------             -----             ------
Net income (loss) excluding
   impairment and other special
   charges                           $ 2,696               $  742               $  214             $(253)            $3,399
                                     =======               ======              =======             =====             ======

Average loans                        $    99     $   87    $   50    $   45     $   13    $   10   $  --    $  --    $  162   $  142
Average assets                           193        171        65        57         15        12       6        7       279      247
Average core deposits                    149        130        16        14         --        --      --       --       165      144

--------------------------------------------------------------------------------------------------------------

(1) Net interest income is the difference between actual interest earned on assets (and interest paid on liabilities) owned by a group and a funding charge (and credit) based on the Company's cost of funds. Community Banking and Wholesale Banking are charged a cost to fund any assets (e.g., loans) and are paid a funding credit for any funds provided (e.g., deposits). The interest spread is the difference between the interest rate earned on an asset or paid on a liability and the Company's cost of funds rate.
(2) Taxes vary by geographic concentration of revenue generation. Taxes as presented may differ from the consolidated Company's effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are found in the reconciliation column.
(3) Non-cash impairment and other special charges recognized in the second quarter of 2001, which are included in noninterest income, mainly related to impairment of publicly traded and private equity securities, primarily in the venture capital portfolio.
(4) The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $7 million and $(10) million; and unallocated items of $(19) million and $(17) million for the third quarter of 2001 and 2000, respectively. Revenue includes Treasury activities of $40 million and $36 million; and unallocated items of $(77) million and $(57) million for the first nine months of 2001 and 2000, respectively. Net income includes Treasury activities of $3 million and $(6) million; and unallocated items of $(88) million and $(97) million for the third quarter of 2001 and 2000, respectively. Net income includes Treasury activities of $23 million and $21 million; and unallocated items of $(282) million and $(293) million for the first nine months of 2001 and 2000, respectively. The material item in the reconciliation column related to noninterest expense is amortization of unallocated goodwill of $82 million for the third quarter of 2001 and 2000 and $247 million and $245 million for the first nine months of 2001 and 2000, respectively. The material item in the reconciliation column related to average assets is unallocated goodwill of $6 billion and $7 billion for the third quarter of 2001 and 2000, respectively, and $6 billion and $7 billion for the first nine months of 2001 and 2000, respectively.

6.  MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:

----------------------------------------------------------------------------------------------
                                                             Quarter               Nine months
                                                      ended Sept. 30,           ended Sept. 30,
                                                   -----------------         -----------------
(in millions)                                        2001       2000         2001         2000
----------------------------------------------------------------------------------------------

Origination and other closing fees                    179        100          490          258
Servicing fees, net of amortization
    and impairment                                   (127)       176          (21)         500
Net gains on securities available for sale              2         --          134           --
Net gains on sales of mortgage servicing rights        --         39           --           98
Net gains (losses) on sales of mortgage loans          79        (22)         276          (16)
All other                                             236         48          398          170
                                                    -----       ----       ------       ------
    Total mortgage banking                          $ 369       $341       $1,277       $1,010
                                                    =====       ====       ======       ======
----------------------------------------------------------------------------------------------

The managed servicing portfolio totaled $499 billion at September 30, 2001, $468 billion at December 31, 2000 and $463 billion at September 30, 2000, which included loans subserviced for others of $71 billion, $85 billion and $93 billion, respectively.

The following table summarizes the changes in capitalized mortgage loan servicing rights:

----------------------------------------------------------------------------------------------
                                                             Quarter               Nine months
                                                      ended Sept. 30,           ended Sept. 30,
                                                   -----------------         -----------------
(in millions)                                        2001       2000         2001         2000
----------------------------------------------------------------------------------------------
Balance, beginning of period                      $6,351      $5,030       $5,609       $4,652
    Originations                                     440         238        1,269          497
    Purchases                                        218         783          630        1,116
    Sales                                             --         (18)          --          (55)
    Amortization                                    (223)       (142)        (595)        (390)
    Other (includes changes in mortgage
       servicing rights due to hedging)             (567)       (149)        (694)         (78)
                                                  ------      ------       ------       ------
                                                   6,219       5,742        6,219        5,742
    Less: Valuation allowance                        815          --          815           --
                                                  ------      ------       ------       ------

Balance, end of period                            $5,404      $5,742       $5,404       $5,742
                                                  ======      ======       ======       ======
----------------------------------------------------------------------------------------------

The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

-----------------------------------------------------------------------------------------
                                                            Quarter           Nine months
                                                     ended Sept. 30,       ended Sept. 30,
                                                    ---------------      ----------------
(in millions)                                       2001       2000       2001       2000
-----------------------------------------------------------------------------------------
Balance, beginning of period                        $275        $--       $ --        $--
    Provision for capitalized mortgage
       servicing rights in excess of fair value      540         --        815         --
                                                    ----        ---       ----        ---

Balance, end of period                              $815        $--       $815        $--
                                                    ====        ===       ====        ===
-----------------------------------------------------------------------------------------

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company also enters into various free-standing derivative instruments, which include interest rate, commodity, credit and foreign exchange contracts for customer accommodation purposes. Trading activities primarily involve providing various derivative products to customers, managing foreign currency exchange risk and managing overall Company risk. Free-standing derivative instruments also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

By using derivative instruments, the Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. If a counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates the Company bears the risk of loss. When the fair value of the derivative contract is negative, the counterparty bears the risk of loss and, therefore, the Company has no risk of loss (or credit risk). The Company minimizes credit risk through credit approvals, limits and monitoring procedures. Further, the Company obtains collateral where appropriate and uses master netting arrangements in accordance with FASB Interpretation No. 39, OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS, as amended by FASB Interpretation No. 41, OFFSETTING OF AMOUNTS RELATED TO CERTAIN REPURCHASE AND REVERSE REPURCHASE AGREEMENTS. The Company generally enters into transactions only with counterparties that carry quality credit ratings. Credit risk related to derivative contracts is considered and provided for separately. Losses associated with counterparty nonperformance on derivative contracts have been immaterial.

The Company's derivative activities are monitored by the Asset/Liability Committee. The Company's Treasury function, which includes asset/liability management, is responsible for implementing various hedging strategies that are developed through its analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company's overall interest rate risk management strategies.

The accounting treatment applied to certain hedging activities was based on matters not yet resolved by the FASB. Final resolution of these matters could have an impact to earnings.

FAIR VALUE HEDGES

The Company enters into interest rate swaps to convert its nonprepayable, fixed-rate long-term debt to floating-rate debt and a portion of its fixed-rate trust preferred securities to floating rate securities. Additionally, the Company enters into a combination of derivative instruments (futures, floors, forwards, swaps and options) to hedge changes in fair value of its mortgage servicing rights as it relates to changes in London Interbank Offered Rate (LIBOR) interest rates and changes in the credit risk. The Company's practice is to convert a majority of fixed-rate debt to floating-rate debt. Decisions to convert fixed-rate debt to floating are made primarily by consideration of the asset/liability mix of the Company, the desired asset/liability sensitivity and by interest rate levels. In determining the portion of mortgage servicing rights to hedge, the Company takes into account offsetting economic hedge positions as well as natural offsets from the mortgage loan production franchise.

The Company recognized a gain of $5 million and $13 million for the third quarter and first nine months of 2001, respectively, as an offset to interest expense, representing the ineffective portion of fair value hedges of long-term debt. There was no ineffectiveness recorded pertaining to its trust preferred securities fair value hedge. Additionally, for the third quarter and first nine months of 2001, the Company recognized a gain of $320 million and $311 million, respectively, in noninterest income, which represents the ineffective portion of fair value hedges of mortgage servicing rights. The ineffectiveness primarily relates to yield curve and basis spread changes, caused by a volatile interest rate environment, that have impacted the market value of the derivative instruments. For long-term debt all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For mortgage servicing rights, all components of each derivative instrument's gain or loss are included in the measurement of hedge ineffectiveness, as reflected in the statement of income, while the time decay and the volatility components of an option's change in value are excluded from the assessment of hedge effectiveness. As of September 30, 2001, all designated hedges continued to qualify as fair value hedges.

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

For the third quarter and first nine months of 2001, the Company recognized a net loss of $54 million and $44 million, respectively, which represents the total ineffectiveness of all cash flow hedges. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. For the third quarter and first nine months of 2001, there were no cash flow hedges discontinued related to forecasted transactions that are probable of not occurring.

As of September 30, 2001, $78 million of deferred net losses on derivative instruments included in other comprehensive income are expected to be reclassified as net income during the next twelve months. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions, excluding those related to payments of variable interest in existing financial instruments, is five years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

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

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged primarily with forwards, futures and options. The commitments and free-standing derivative instruments are marked to market and recorded as a component of mortgage banking noninterest income in the statement of income.

Derivative instruments utilized by the Company and classified as free-standing instruments include interest rate swaps, futures, forwards, floors and caps purchased and written, options purchased and written, and warrants.

                                 FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          % Change
                                                                 Quarter ended Sept. 30, 2001 from      Nine months ended
                                                 ----------------------------- -------------------   --------------------
                                                 SEPT. 30,  June 30,  Sept. 30, June 30,  Sept. 30,  SEPT. 30,   Sept. 30,       %
(in millions, except per share amounts)              2001      2001       2000     2001       2000       2001        2000   Change
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net income (loss)                                $  1,164  $    (87)  $    821       --%        42%  $  2,242    $  2,898      (23)%
Net income (loss) applicable to common stock        1,160       (91)       816       --         42      2,229       2,885      (23)

Earnings (loss) per common share                 $    .68  $   (.05)  $    .48       --         42   $   1.30    $   1.70      (24)
Diluted earnings (loss) per common share              .67      (.05)       .47       --         43       1.29        1.68      (23)

Dividends declared per common share                   .26       .24        .22        8         18        .74         .66       12

Average common shares outstanding                 1,710.6   1,714.9    1,707.7       --         --    1,713.8     1,695.8        1
Diluted average common shares outstanding         1,726.9   1,714.9    1,728.0        1         --    1,732.9     1,713.9        1

Profitability ratios (annualized)
   Net income to average total assets (ROA)          1.59%       --%      1.27%      --         25       1.07%       1.57%     (32)
   Net income applicable to common stock to
     average common stockholders' equity (ROE)      17.11        --      13.08       --         31      11.24       16.00      (30)

Total revenue                                    $  5,484  $  3,553   $  4,830       54         14   $ 14,271    $ 14,303       --

Efficiency ratio (1)                                 58.1%     91.6%      62.6%     (37)        (7)      66.1%       60.2%      10

Average loans                                    $164,046  $161,269   $149,889        2          9   $161,750    $142,125       14
Average assets                                    289,461   279,325    256,831        4         13    279,184     246,904       13
Average core deposits                             170,710   168,183    147,987        2         15    165,315     143,762       15

Net interest margin                                  5.40%     5.31%      5.34%       2          1       5.31%       5.36%      (1)

CASH NET INCOME AND RATIOS (2)
Net income applicable to common stock            $  1,339  $     85   $    979       --         37   $  2,807    $  3,355      (16)
Earnings per common share                             .78       .05        .57       --         37       1.64        1.98      (17)
Diluted earnings per common share                     .78       .05        .57       --         37       1.62        1.96      (17)
ROA                                                  1.91%      .13%      1.59%      --         20       1.40%       1.90%     (26)
ROE                                                 32.08      2.09      25.94       --         24      22.96       30.53      (25)
Efficiency ratio                                     54.6      86.2       58.9      (37)        (7)      61.9        56.6        9

AT PERIOD END
Securities available for sale                    $ 40,749  $ 41,290   $ 37,307       (1)         9   $ 40,749    $ 37,307        9
Loans                                             168,866   164,754    154,305        2          9    168,866     154,305        9
Allowance for loan losses                           3,761     3,760      3,665       --          3      3,761       3,665        3
Goodwill                                            9,604     9,607      9,221       --          4      9,604       9,221        4
Assets                                            298,100   289,758    261,322        3         14    298,100     261,322       14
Core deposits                                     171,303   171,218    150,077       --         14    171,303     150,077       14
Common stockholders' equity                        27,060    26,802     26,549        1          2     27,060      26,549        2
Stockholders' equity                               27,322    27,061     26,814        1          2     27,322      26,814        2
Tier 1 capital (3)                                 17,752    16,002     15,628       11         14     17,752      15,628       14
Total capital (3)                                  26,430    24,129     23,896       10         11     26,430      23,896       11

Capital ratios
   Common stockholders' equity to assets             9.08%     9.25%     10.16%      (2)       (11)      9.08%      10.16%     (11)
   Stockholders' equity to assets                    9.17      9.34      10.26       (2)       (11)      9.17       10.26      (11)
   Risk-based capital (3)
     Tier 1 capital                                 7.40      6.95       7.29       6          2       7.40         7.29       2
     Total capital                                 11.02     10.48      11.15       5         (1)     11.02        11.15      (1)
   Leverage (3)                                     6.40      5.97       6.40       7         --       6.40         6.40       --

Book value per common share                      $  15.86  $  15.64   $  15.53        1          2   $  15.86    $  15.53        2

Staff (active, full-time equivalent)              116,268   116,278    105,474       --         10    116,268     105,474       10

COMMON STOCK PRICE
High                                             $  48.30  $  50.16   $  47.13       (4)         2   $  54.81    $  47.75       15
Low                                                 40.50     42.65      38.73       (5)         5      40.50       31.00       31
Period end                                          44.45     46.43      45.94       (4)        (3)     44.45       45.94       (3)
------------------------------------------------------------------------------------------------------------------------------------

(1) The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(2) Cash net income and ratios exclude goodwill and nonqualifying core deposit intangible (CDI) amortization and the reduction of unamortized goodwill due to sales of assets. The ratios also exclude the balance of goodwill and nonqualifying CDI. Nonqualifying core deposit intangible amortization and average balance excluded from these calculations are, with the exception of the efficiency and ROA ratios, net of applicable taxes. The pretax amount for the average balance of nonqualifying CDI was $1,042 million and $1,082 million for the quarter and nine months ended September 30, 2001, respectively. The after-tax amounts for the amortization and average balance of nonqualifying CDI were $23 million and $646 million, respectively, for the quarter ended September 30, 2001 and $72 million and $671 million, respectively, for the nine months ended September 30, 2001. Goodwill amortization and the reduction of unamortized goodwill due to the sales of assets and average balance (which are not tax effected) were $156 million, nil and $9,682 million, respectively, for the quarter ended September 30, 2001 and $506 million, $54 million and $9,491 million, respectively, for the nine months ended September 30, 2001.
(3)  See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

Wells Fargo & Company is a $298 billion diversified financial services company providing banking, mortgage and consumer finance through the Internet and other distribution channels throughout North America, including all 50 states, and elsewhere internationally. It ranks fifth in assets at September 30, 2001 among U.S. bank holding companies. In this Form 10-Q, Wells Fargo & Company and Subsidiaries are referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

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

Net income for the third quarter of 2001 was $1,164 million, compared with $821 million for the third quarter of 2000. Diluted earnings per common share for the third quarter of 2001 were $.67, compared with $.47 for the third quarter of 2000. Net income for the first nine months of 2001 was $2,242 million, or $1.29 per share, compared with $2,898 million, or $1.68 per share, for the first nine months of 2000.

Return on average assets (ROA) was 1.59% and 1.07% in the third quarter and first nine months of 2001, respectively, compared with 1.27% and 1.57% in the same periods of 2000. Return on average common equity (ROE) was 17.11% and 11.24% in the third quarter and first nine months of 2001, respectively, compared with 13.08% and 16.00% in the same periods of 2000.

Diluted earnings excluding goodwill and nonqualifying core deposit intangible amortization and the reduction of unamortized goodwill due to the sales of assets ("cash" earnings) in the third quarter and first nine months of 2001 were $.78 and $1.62 per share, respectively, compared with $.57 and $1.96 per share in the same periods of 2000. On the same basis, ROA was 1.91% and 1.40% in the third quarter and first nine months of 2001, respectively, compared with 1.59% and 1.90% in the same periods of 2000; ROE was 32.08% and 22.96% in the third quarter and first nine months of 2001, respectively, compared with 25.94% and 30.53% in the same periods of 2000.

Net interest income on a taxable-equivalent basis was $3,222 million and $9,085 million for the third quarter and first nine months of 2001, respectively, compared with $2,796 million and $8,126 million for the same periods of 2000. The Company's net interest margin was 5.40% and 5.31% for the third quarter and first nine months of 2001, respectively, compared with 5.34% and 5.36% for the same periods of 2000.

Noninterest income was $2,283 million and $5,243 million for the third quarter and first nine months of 2001, respectively, compared with $2,055 million and $6,232 million for the same periods of 2000.

Noninterest expense totaled $3,187 million and $9,438 million for the third quarter and first nine months of 2001, respectively, compared with $3,024 million and $8,613 million for the same periods of 2000.

The Company continued to experience some deterioration in credit quality in the third quarter of 2001. The provision for loan losses was $455 million and $1,243 million in the third quarter and first nine months of 2001, respectively, compared with $425 million and $976 million in the same periods of 2000. During the third quarter of 2001, net charge-offs were $454 million, or 1.10% of average total loans (annualized), compared with $330 million, or .88%, during the third quarter of 2000. The allowance for loan losses was $3,761 million, or 2.23% of total loans, at September 30, 2001, compared with $3,719 million, or 2.31%, at December 31, 2000 and $3,665 million, or 2.38%, at September 30, 2000.
The Company expects continued deterioration in asset quality consistent with economic conditions.

At September 30, 2001, total nonaccrual and restructured loans were $1,618 million or 1.0% of total loans, compared with $1,195 million, or .7%, at December 31, 2000 and $965 million, or .6%, at September 30, 2000. Foreclosed assets amounted to $166 million at September 30, 2001, $128 million at December 31, 2000 and $134 million at September 30, 2000.

At September 30, 2001, the ratio of common stockholders' equity to total assets was 9.08%, compared with 10.16% at September 30, 2000. The Company's total risk-based capital (RBC) ratio at September 30, 2001 was 11.02% and its Tier 1 RBC ratio was 7.40%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at September 30, 2000 were 11.15% and 7.29% respectively. The Company's leverage ratio was 6.40% at September 30, 2001 and September 30, 2000, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

After January 1, 2002, under FAS 142 the elimination of goodwill amortization is expected to reduce noninterest expense by approximately $600 million (pretax) and increase net income by approximately $560 million (after tax), for the year ended December 31, 2002, compared with 2001. The Company will also complete an initial goodwill impairment assessment to determine if a transition impairment charge will be recognized under FAS 142. The Company is reassessing goodwill in preparation for implementation of FAS 142.

In June 2001, the FASB issued Statement No. 143 (FAS 143), ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. FAS 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development or the normal operation of a long-lived asset. FAS 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. FAS 143 is effective January 1, 2003, with early adoption permitted. The Company plans to adopt FAS 143 effective January 1, 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

In August 2001, the FASB issued Statement 144 (FAS 144), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes Statement 121 (FAS
121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. FAS 144, which is effective January 1, 2002, carries forward from FAS 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposed of by sale. FAS 144 is effective January 1, 2002 and is to be applied prospectively. The Company does not expect the adoption of FAS 144 to have a material effect on the financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We might make forward-looking statements in this report and in other reports, prospectuses and proxy statements we file with the Securities and Exchange Commission (SEC). In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

     o projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

     o descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

     o    forecasts of our future economic performance; and

     o descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

     o    future credit losses and non-performing assets;

     o    future value of equity securities;

     o the impact of new accounting standards for goodwill amortization on future noninterest expense and net income; and

     o    the impact of changes in interest rates on future liquidity.

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

RECENT TERRORIST ATTACKS

We cannot predict at this time the severity or duration of the impact on the general economy or the Company of the September 11, 2001 terrorist attacks or any subsequent terrorist activities or any actions taken in response to or as a result of those attacks or activities. The most likely immediate impact will be decreased demand for air travel, which could adversely affect not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism. The impact could spread beyond certain industries to the overall U.S. and global economies, further decreasing capital and consumer spending and increasing the risk of a U.S. and/or global recession. Decreased capital and consumer spending and other recessionary trends could adversely affect the Company in a number of ways including decreased demand for our products and services and increased credit losses.

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

California is an example of a local economy in which we operate. During 2001, California and other western states have experienced an energy crisis, including increased energy costs, repeated episodes of diminished or interrupted electrical power supply and the filing by a

California utility for protection under bankruptcy laws. We cannot predict the duration or severity of this situation. Continuation of the situation, however, could disrupt our business and the businesses of our customers who have operations or facilities in those states. It could also trigger an economic slowdown in those states, decreasing the demand for our loans and other products and services and/or increasing the number of customers who fail to repay their loans. The energy crisis could impact other states in which we operate, creating the same or similar concerns for us in those states.

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

WE HAVE BUSINESSES OTHER THAN BANKING.

We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps mitigate the impact to the Company when downturns affect any one segment of our industry, it also means that our earnings could be subject to different risks and uncertainties. For example, our venture capital gains are volatile and unpredictable. They depend not only on the business success of the underlying investments but also on when the holdings become publicly-traded and subsequent market conditions. In recent quarters, we have experienced sustained declines in the market values of our publicly traded and private equity securities, in particular securities of companies in the technology and telecommunications industries. As a result, in the second quarter of 2001, we recognized non-cash charges to reflect other-than-temporary impairment in the valuation of securities. A number of factors, including the continued deterioration in capital spending on technology and telecommunications equipment and/or the impact of the recent terrorist attacks and other terrorist activities and actions taken in response to or as a result of those attacks and activities, could result in additional declines in the market values of our publicly traded and private equity securities and, if we determine that the declines are other-than-temporary, additional impairment charges. In addition, we will realize losses to the extent we sell securities at less than book value. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Earnings Performance--Noninterest Income," "--Balance Sheet Analysis--Securities Available for Sale" and "--Balance Sheet Analysis--Interest Receivable and Other Assets."

The home mortgage industry is subject to special interest rate risks. Loan origination fees and loan servicing fees account for a significant portion of mortgage-related revenues. Changes in interest rates can impact both types of fees. For example, we would expect a decline in mortgage rates to increase the demand for mortgage loans as borrowers refinance existing loans at lower interest rates. And, when portions of our servicing portfolio pay off, we would expect to experience lower revenues from our servicing investments. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and fewer early payoffs of our servicing portfolio. We manage the impact of interest rate changes on the dynamic between loan origination revenues and loan servicing revenues with derivative financial instruments and other asset/liability management tools. How well we manage this risk impacts our mortgage-related revenues. For more information, refer to the "Balance Sheet Analysis" section later in this report and to the same section included in our 2000 Annual Report to Stockholders and incorporated by reference into our Form 10-K for the year ended December 31, 2000.

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

OUR STOCK PRICE CAN BE VOLATILE.

Our stock price can fluctuate widely in response to a variety of factors including

     o    actual or anticipated variations in our quarterly operating results;

     o    new technology used, or services offered, by our competitors;

     o significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

     o failure to integrate our acquisitions or realize anticipated benefits from our acquisitions; and

     o    changes in government regulations.

General market fluctuations, industry factors and general economic and political conditions and events, such as the recent terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

OPERATING SEGMENT RESULTS

COMMUNITY BANKING'S net income increased to $931 million in the third quarter of 2001 from $617 million in the third quarter of 2000, an increase of 51 percent. Excluding second quarter 2001 impairment and other special charges of $1,089 million (after tax), net income increased to $2,696 million for the first nine months of 2001 from $2,208 million for the first nine months of 2000, an increase of 22 percent. Net interest income increased to $2,306 million in the third quarter of 2001 from $1,969 million in the third quarter of 2000. Net interest income increased to $6,407 million for the first nine months of 2001 from $5,641 million in the first nine months of 2000. The increase in net interest income was due to increases in loans and core deposits, combined with an increase in the net interest margin. Average loans in Community Banking grew 10 percent and average core deposits grew 17 percent from a year ago. The provision for loan losses decreased by $16 million and increased by $91 million for the third quarter and first nine months of 2001, respectively. Noninterest income for the third quarter of 2001 increased by $86 million over the same period in 2000. Primary contributors to the increase in noninterest income were growth in services charges on deposits, mortgage banking, and trust and investment fees from H.D.Vest.

WHOLESALE BANKING'S net income was $245 million in the third quarter of 2001, compared with $240 million in the third quarter of 2000. Excluding second quarter 2001 impairment and other special charges of $62 million (after tax), net income was $742 million for the first nine months of 2001, compared with $770 million for the first nine months of 2000. Net interest income was $489 million in the third quarter of 2001 and $467 million in the third quarter of 2000. Net interest income was $1,466 million for the first nine months of 2001 and $1,450 million in the first nine months of 2000. The slight increase in net interest income was due to higher loan volume offset by a slight decline in asset yields. Average outstanding loan balances grew to $50 billion in the third quarter of 2001 from $47 billion in the third quarter of 2000. The provision for loan losses increased by $11 million to $62 million in the third quarter of 2001 and increased by $59 million to $172 million for the first nine months of 2001. Noninterest income increased to $548 million and $1,528 million in the third quarter and first nine months of 2001, respectively, from $439 million and $1,307 million in the same periods of 2000. The increase for both periods was primarily due to higher insurance revenue from Acordia. Noninterest expense increased to $590 million in the third quarter of 2001 and $1,754 million for the first nine months of 2001 from $469 million and $1,404 million for the same periods in the prior year. The increase for the first nine months of 2001 was due to higher personnel costs as a result of the Acordia acquisition and increased sales and service staff.

WELLS FARGO FINANCIAL'S net income was $73 million in the third quarter of 2001 and $67 million for the same period in 2000. Net income increased to $214 million for the first nine months of 2001 from $192 million for the same period in 2000, an increase of 11 percent. Net interest income increased 19 percent in the third quarter and 17 percent in the first nine months of 2001, compared with the same periods in 2000. The increase in net interest income was due to growth in average loans. The provision for loan losses increased by $35 million and $116 million in the third quarter and first nine months of 2001, respectively, predominantly due to higher net write-offs in the loan portfolios. The increase in noninterest income of $18 million in the third quarter of 2001 was primarily due to additional fee income originating from businesses acquired in the past year. Noninterest expense increased to $283 million in the third quarter of 2001 and $814 million for the first nine months of 2001 from $246 million and $743 million for the same periods in the prior year. Noninterest expense increased 10 percent in the first nine months of 2001, compared with the same period in 2000, primarily due to higher operating costs resulting from acquisitions in the last year.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income on a taxable-equivalent basis was $3,222 million in the third quarter of 2001, compared with $2,796 million in the third quarter of 2000. Net interest income was $9,085 million in the first nine months of 2001, compared with $8,126 million in the first nine months of 2000. The increase for both periods was mostly due to the increase in earning assets and lower short-term and long-term borrowing costs. The Company's net interest margin increased to 5.40% in the third quarter of 2001, compared with 5.34% in the third quarter of 2000 and decreased to 5.31% in the first nine months of 2001, compared with 5.36% in the first nine months of 2000. The decrease in the margin for the first nine months of 2001, compared with the same period of 2000, was largely due to falling loan yields which reset with declining market rates faster than interest-bearing deposits. This decrease was mostly offset by lower short-term and long-term borrowing costs. The increase in the margin for the third quarter of 2001, compared with the third quarter of 2000, was predominantly due to falling short-term and long-term borrowing and deposit costs, which declined to keep pace with declines in earning asset yields earlier in the year. This increase was predominantly offset by decreased loan yields, which continued to fall with market rates.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Loans averaged $164.0 billion in the third quarter of 2001, compared with $149.9 billion in the third quarter of 2000. For the first nine months of 2001, loans averaged $161.8 billion, compared with $142.1 billion for the same period of 2000. The increase in average loans for the third quarter and first nine months of 2001 was primarily due to loan growth in the real estate 1-4 family first mortgage and real estate 1-4 family junior lien mortgage portfolios.

For the first nine months of 2001, debt securities averaged $36.0 billion, compared with $40.2 billion in the same period of 2000.

Average core deposits were $170.7 billion and $148.0 billion and funded 59% and 58% of the Company's average total assets in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001 and 2000, average core deposits were $165.3 billion and $143.8 billion, respectively, and funded 59% and 58%, respectively, of the Company's average total assets.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
--------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Quarter ended Sept. 30,
                                                               ------------------------------------------------------------
                                                                                      2001                             2000
                                                               ---------------------------        -------------------------
                                                                                  INTEREST                         Interest
                                                                AVERAGE   YIELDS/   INCOME/      Average    Yields/  income/
(in millions)                                                   BALANCE    RATES   EXPENSE       balance     rates  expense
---------------------------------------------------------------------------------------------------------------------------

EARNING ASSETS

Federal funds sold and securities purchased
  under resale agreements                                      $  2,683     3.44%   $   23      $  2,762      6.33%  $   44
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies                2,113     6.28        32         2,955      6.44       48
  Securities of U.S. states and political subdivisions            2,018     8.02        39         2,060      7.89       41
  Mortgage-backed securities:
    Federal agencies                                             29,292     7.19       512        25,404      7.28      466
    Private collateralized mortgage obligations                   1,801     9.00        40         2,484      7.27       47
                                                               --------             ------      --------              -----
      Total mortgage-backed securities                           31,093     7.29       552        27,888      7.28      513
  Other debt securities (4)                                       3,797     8.06        65         5,633      8.31       73
                                                               --------             ------      --------              -----
        Total debt securities available for sale (4)             39,021     7.34       688        38,536      7.34      675
Mortgages held for sale (3)                                      24,958     6.79       425        12,123      8.01      245
Loans held for sale (3)                                           4,771     5.74        69         4,177      8.88       93
Loans:
  Commercial                                                     48,501     7.77       950        46,090      9.58    1,110
  Real estate 1-4 family first mortgage                          20,227     7.05       356        17,892      7.99      358
  Other real estate mortgage                                     24,300     7.86       481        22,927      9.02      519
  Real estate construction                                        8,113     7.80       160         7,258     10.23      187
  Consumer:
    Real estate 1-4 family junior lien mortgage                  21,729     9.18       500        15,771     10.44      413
    Credit card                                                   6,208    13.44       208         6,156     14.82      228
    Other revolving credit and monthly payment                   23,558    11.19       660        22,368     12.27      687
                                                               --------             ------      --------              -----
      Total consumer                                             51,495    10.61     1,368        44,295     11.97    1,328
  Lease financing                                                 9,770     7.60       186         9,784      8.00      196
  Foreign                                                         1,640    20.56        84         1,643     20.89       86
                                                               --------             ------      --------              -----
        Total loans (5)                                         164,046     8.71     3,585       149,889     10.07    3,784
Other                                                             3,981     4.67        47         3,168      6.48       50
                                                               --------             ------      --------              -----
          Total earning assets                                 $239,460     8.10     4,837      $210,655      9.34    4,891
                                                               ========             ------      ========              -----

FUNDING SOURCES
Deposits:
  Interest-bearing checking                                    $  1,946     1.95         9      $  3,252      2.09       17
  Market rate and other savings                                  84,633     1.95       417        64,200      2.92      471
  Savings certificates                                           28,810     4.89       355        30,689      5.54      428
  Other time deposits                                             1,108     4.58        13         4,728      5.86       70
  Deposits in foreign offices                                     5,827     3.49        51         6,560      6.53      107
                                                               --------             ------      --------              -----
      Total interest-bearing deposits                           122,324     2.74       845       109,429      3.97    1,093
Short-term borrowings                                            35,582     3.52       316        28,616      6.47      466
Long-term debt                                                   34,730     4.96       431        30,128      6.88      518
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                         1,401     6.40        23           935      7.95       18
                                                               --------             ------      --------              -----
        Total interest-bearing liabilities                      194,037     3.31     1,615       169,108      4.93    2,095
Portion of noninterest-bearing funding sources                   45,423       --        --        41,547        --       --
                                                               --------             ------      --------              -----
          Total funding sources                                $239,460     2.70     1,615      $210,655      4.00    2,095
                                                               ========             ------      ========              -----
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                            5.40%   $3,222                    5.34%  $2,796
                                                                           =====    ======                   =====   ======


NONINTEREST-EARNING ASSETS
Cash and due from banks                                        $ 14,237                         $ 13,270
Goodwill                                                          9,682                            9,094
Other                                                            26,082                           23,812
                                                               --------                         --------
          Total noninterest-earning assets                     $ 50,001                         $ 46,176
                                                               ========                         ========
NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                       $ 55,321                         $ 49,846
Other liabilities                                                12,962                           12,796
Preferred stockholders' equity                                      259                              265
Common stockholders' equity                                      26,882                           24,816
Noninterest-bearing funding sources used to
  fund earning assets                                           (45,423)                         (41,547)
                                                               --------                         --------
          Net noninterest-bearing funding sources              $ 50,001                         $ 46,176
                                                               ========                         ========

TOTAL ASSETS                                                   $289,461                         $256,831
                                                               ========                         ========
-----------------------------------------------------------------------------------------------------------------

(1) The average prime rate of the Company was 6.57% and 9.50% for the quarters ended September 30, 2001 and 2000, respectively, and 7.50% and 9.15% for the nine months ended September 30, 2001 and 2000, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.45% and 6.62% for the quarters ended September 30, 2001 and 2000, respectively, and 4.33% and 6.46% for the nine months ended September 30, 2001 and 2000, respectively.
(2) Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3) Yields are based on amortized cost balances computed on a settlement date basis.
(4)  Includes certain preferred securities.
(5) Nonaccrual loans and related income are included in their respective loan categories.
(6) Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all periods presented.

----------------------------------------------------------------------------------------------------------------------

                                                                                            Nine months ended Sept. 30,
                                                        --------------------------------------------------------------
                                                                                2001                              2000
                                                        ----------------------------        --------------------------
                                                                            INTEREST                          Interest
                                                         AVERAGE   YIELDS/    INCOME/       Average  Yields/    income/
                                                         BALANCE    RATES    EXPENSE        balance   rates    expense
                                                        --------------------------------------------------------------


EARNING ASSETS

Federal funds sold and securities purchased
  under resale agreements                               $  2,672     4.13%  $    83        $  2,452    6.17%  $   113
Debt securities available for sale (3):
  Securities of U.S. Treasury and federal agencies         2,192     6.74       107           3,475    6.08       164
  Securities of U.S. states and political subdivisions     2,016     7.94       115           2,113    7.85       126
  Mortgage-backed securities:
    Federal agencies                                      26,763     7.18     1,405         26,433     7.17     1,448
    Private collateralized mortgage obligations            1,641     9.12       110          2,730     7.22       153
                                                        --------            -------       --------            -------
      Total mortgage-backed securities                    28,404     7.29     1,515         29,163     7.18     1,601
  Other debt securities (4)                                3,388     7.86       195          5,433     7.67       197
                                                        --------            -------       --------            -------
        Total debt securities available for sale (4)      36,000     7.34     1,932         40,184     7.16     2,088
Mortgages held for sale (3)                               20,234     6.93     1,055         10,333     7.90       618
Loans held for sale (3)                                    4,802     6.98       251          5,085     8.48       322
Loans:
  Commercial                                              49,120     8.38     3,078         44,270     9.37     3,106
  Real estate 1-4 family first mortgage                   18,870     7.33     1,038         15,705     7.94       935
  Other real estate mortgage                              24,093     8.30     1,496         22,143     9.04     1,498
  Real estate construction                                 8,080     8.59       519          6,718    10.02       504
  Consumer:
    Real estate 1-4 family junior lien mortgage           20,047     9.64     1,448         14,547    10.34     1,127
    Credit card                                            6,229    13.65       638          5,769    14.40       623
    Other revolving credit and monthly payment            23,646    11.56     2,048         21,573    11.99     1,938
                                                        --------            -------       --------            -------
      Total consumer                                      49,922    11.05     4,134         41,889    11.75     3,688
  Lease financing                                         10,062     7.76       586          9,767     7.73       566
  Foreign                                                  1,603    20.89       251          1,633    21.14       259
                                                        --------            -------       --------            -------
        Total loans (5)                                  161,750     9.17    11,102        142,125     9.91    10,556
Other                                                      3,760     5.18       146          3,257     6.07       149
                                                        --------            -------       --------            -------
          Total earning assets                          $229,218     8.52    14,569       $203,436     9.14    13,846
                                                        ========            -------       ========            -------


FUNDING SOURCES
Deposits:
  Interest-bearing checking                             $  2,237     2.86        48       $  3,344     1.74        44
  Market rate and other savings                           78,256     2.36     1,383         62,964     2.73     1,289
  Savings certificates                                    30,926     5.37     1,243         29,826     5.26     1,175
  Other time deposits                                      1,470     5.21        57          4,271     5.58       178
  Deposits in foreign offices                              6,422     4.53       218          5,823     6.17       269
                                                        --------            -------       --------            -------
      Total interest-bearing deposits                    119,311     3.30     2,949        106,228     3.72     2,955
Short-term borrowings                                     31,273     4.44     1,037         28,547     6.13     1,311
Long-term debt                                            34,460     5.57     1,439         28,216     6.61     1,399
Guaranteed preferred beneficial interests in Company's
  subordinated debentures                                  1,091     7.12        59            935     7.90        55
                                                        --------            -------       --------            -------
        Total interest-bearing liabilities               186,135     3.94     5,484        163,926     4.66     5,720
Portion of noninterest-bearing funding sources            43,083       --        --         39,510       --        --
                                                        --------            -------       --------            -------
          Total funding sources                         $229,218     3.21     5,484       $203,436     3.78     5,720
                                                        ========            -------       ========            -------
NET INTEREST MARGIN AND NET INTEREST INCOME ON
  A TAXABLE-EQUIVALENT BASIS (6)                                     5.31%  $ 9,085                    5.36%  $ 8,126
                                                                    =====   =======                   =====   =======



NONINTEREST-EARNING ASSETS
Cash and due from banks                                 $ 14,506                          $ 12,883
Goodwill                                                   9,491                             8,675
Other                                                     25,969                            21,910
                                                        --------                          --------
          Total noninterest-earning assets              $ 49,966                          $ 43,468
                                                        ========                          ========

NONINTEREST-BEARING FUNDING SOURCES
Deposits                                                $ 53,896                          $ 47,628
Other liabilities                                         12,387                            10,990
Preferred stockholders' equity                               260                               267
Common stockholders' equity                               26,506                            24,093
Noninterest-bearing funding sources used to
  fund earning assets                                    (43,083)                          (39,510)
                                                        --------                          --------
          Net noninterest-bearing funding sources       $ 49,966                          $ 43,468
                                                        ========                          ========

TOTAL ASSETS                                            $279,184                          $246,904
                                                        ========                          ========
--------------------------------------------------------------------------------------------------------------

                                       33

NONINTEREST INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter                    Nine months
                                                             ended Sept. 30,                ended Sept. 30,
                                                          -----------------        %      ----------------        %
(in millions)                                               2001       2000   Change        2001      2000   Change
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                       $  470     $  435        8%     $1,370    $1,267        8%
Trust and investment fees:
   Asset management and custody fees                         181        186       (3)        551       539        2
   Mutual fund and annuity sales fees                        181        195       (7)        596       563        6
   All other                                                  62         31      100         109       101        8
                                                          ------     ------               ------    ------
     Total trust and investment fees                         424        412        3       1,256     1,203        4

Credit card fees                                             203        194        5         579       534        8
Other fees:
   Cash network fees                                          54         49       10         153       141        9
   Charges and fees on loans                                 103         92       12         316       252       25
   All other                                                 146        159       (8)        452       426        6
                                                          ------     ------               ------    ------
     Total other fees                                        303        300        1         921       819       12

Mortgage banking:
   Origination and other closing fees                        179        100       79         490       258       90
   Servicing fees, net of amortization and impairment       (127)       176       --         (21)      500       --
   Net gains on securities available for sale                  2         --       --         134        --       --
   Net gains on sales of mortgage servicing rights            --         39     (100)         --        98     (100)
   Net gains (losses) on mortgage loans                       79        (22)      --         276       (16)      --
   All other                                                 236         48      392         398       170      134
                                                          ------     ------               ------    ------
     Total mortgage banking                                  369        341        8       1,277     1,010       26

Insurance                                                    196         80      145         524       293       79
Net venture capital (losses) gains                          (124)       535       --      (1,593)    1,740       --
Net gains (losses) on securities available for sale          165       (341)      --         309      (981)      --
Net income (loss) from equity investments accounted
  for by the:
   Cost method                                                (3)        18       --         (27)      145       --
   Equity method                                               3         12      (75)        (82)       88       --
Net gains (losses) on sales of loans                          11        (78)      --          10      (149)      --
Net gains on dispositions of operations                        1          2      (50)        104         8       --
All other                                                    265        145       83         595       255      133
                                                          ------     ------               ------    ------

     Total                                                $2,283     $2,055       11%     $5,243    $6,232      (16)%
                                                          ======     ======     ====      ======    ======    =====
-------------------------------------------------------------------------------------------------------------------

The increase in trust and investment fees for the third quarter of 2001 was due to an increase in "all other" fees primarily due to the acquisition of H.D. Vest, largely offset by a change in the mutual fund mix from equity funds to money market funds. The Company managed mutual funds with $70 billion of assets at September 30, 2001, compared with $67 billion at September 30, 2000. The Company also managed or maintained personal trust, employee benefit trust and agency assets of $485 billion and $486 billion at September 30, 2001 and 2000, respectively.

The increase in mortgage origination and other closing fees was primarily due to increased refinancing activity resulting from the lowering of interest rates by the Federal Reserve in the second and third quarters of 2001. Mortgage servicing fees decreased for the third quarter and nine months ended September 30, 2001, predominantly due to increased amortization and provisions recorded against the book value of the mortgage servicing rights asset. Both are driven by higher prepayment assumptions 3ue to the decline in interest rates. The decrease was predominantly offset by gains representing the ineffective portion of all fair value hedges of mortgage servicing rights due to the adoption of FAS 133 and increased servicing fees due to growth of the servicing portfolio. The increase in gains on sales of mortgage loans for the third quarter was due to increased production volume.

The increase in insurance revenue for the third quarter and first nine months of 2001 was predominantly due to the acquisition of Acordia.

For the first nine months of 2001, net venture capital losses included approximately $1,500 million of impairment write-downs recognized in the second quarter of 2001 reflecting other-than-temporary impairment in the valuation of publicly traded and private equity securities. Venture capital gains in the third quarter and first nine months of 2000 included net gains on various venture capital securities, including a $560 million gain recognized during the first quarter on the Company's investment in Siara Systems.

The net losses on securities available for sale during the third quarter and first nine months of 2000 were predominantly due to the restructuring of the portfolio.

For the first nine months of 2001, net losses from equity investments accounted for by the equity method included approximately $215 million of impairment write-downs recognized in the second quarter of 2001.

The increase in net gains on dispositions of operations in the first nine months of 2001 was predominantly due to a $96 million net gain in the first quarter of 2001, which included a $54 million reduction of unamortized goodwill, related to the divestiture of 39 stores (as a condition to the First Security merger) in Idaho, New Mexico, Nevada and Utah.

NONINTEREST EXPENSE

-------------------------------------------------------------------------------------------------------------------
                                                              Quarter                         Nine months
                                                       ended Sept. 30,                     ended Sept. 30,
                                                     ----------------        %           ----------------         %
(in millions)                                         2001       2000   Change            2001       2000    Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                            $1,020     $  945        8%         $3,015     $2,732        10%
Incentive compensation                                 315        271       16             784        624        26
Employee benefits                                      223        241       (7)            737        741        (1)
Equipment                                              217        211        3             672        640         5
Net occupancy                                          240        236        2             716        707         1
Goodwill                                               156        136       15             452        389        16
Core deposit intangible:
   Nonqualifying (1)                                    38         43      (12)            117        131       (11)
   Qualifying                                            3          3       --               8         11       (27)
Net gains on dispositions of premises
   and equipment                                        (2)        (9)     (78)            (21)       (60)      (65)
Contract services                                      108        134      (19)            366        364         1
Outside professional services                          104        118      (12)            335        297        13
Outside data processing                                 84         87       (3)            238        245        (3)
Advertising and promotion                               66         84      (21)            190        223       (15)
Telecommunications                                      91         77       18             260        223        17
Travel and entertainment                                67         71       (6)            209        199         5
Postage                                                 56         62      (10)            179        185        (3)
Stationery and supplies                                 58         54        7             181        159        14
Insurance                                               30         30       --             145        126        15
Operating losses                                        50         53       (6)            149        122        22
Security                                                39         24       63             115         72        60
All other                                              224        153       46             591        483        22
                                                    ------     ------                   ------     ------

   Total                                            $3,187     $3,024        5%         $9,438     $8,613        10%
                                                    ======     ======      ===          ======     ======      ====
-------------------------------------------------------------------------------------------------------------------

(1) Represents amortization of core deposit intangible acquired after February 1992 that is subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

The increase in noninterest expense was due to higher salaries, resulting from an increase in full-time equivalent staff, and higher incentive compensation, due to additional sales and service team members partially due to high mortgage origination volume, and commission expense resulting from the acquisition of H.D. Vest.

INCOME TAXES

The Company's effective income tax rate was 37% for the third quarter of 2001, compared with 41% for the same period of 2000. The decrease was predominantly due to the impact of a donation of appreciated securities in the third quarter of 2001 coupled with the effect of a third quarter 2000 charge resulting from a change of intent to repatriate the undistributed earnings of a foreign subsidiary. To date, this charge remains a deferred liability.

CASH EARNINGS/RATIOS

The following table reconciles reported earnings to net income excluding goodwill and nonqualifying core deposit intangible amortization ("cash" earnings) for the quarter ended September 30, 2001.

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions, except per share amounts)                                                              Sept. 30, 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                    Nonqualifying
                                                      Reported                       core deposit             "Cash"
                                                      earnings          Goodwill       intangible          earnings
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                        $1,842              $156              $38            $2,036
   Income tax expense                                      678                --               15               693
                                                        ------              ----              ---            ------
Net income                                               1,164               156               23             1,343
   Preferred stock dividends                                 4                --               --                 4
                                                        ------              ----              ---            ------
Net income applicable to common stock                   $1,160              $156              $23            $1,339
                                                       =======              ====              ===            ======
Earnings per common share                               $  .68                                               $  .78
                                                        ======                                               ======
Diluted earnings per common share                       $  .67                                               $  .78
                                                        ======                                               ======
-------------------------------------------------------------------------------------------------------------------

The ROA, ROE and efficiency ratios excluding goodwill and nonqualifying core deposit intangible amortization and related balances for the quarter ended September 30, 2001 were calculated as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Quarter ended
(in millions)                                                                                        Sept. 30, 2001
-------------------------------------------------------------------------------------------------------------------
                                    ROA:             A / (C-E-F)      =   1.91%
                                    ROE:             B / (D-E-G)      =  32.08%
                                    Efficiency:      (H-I) / J        =   54.6%

Net income                                                                                            $  1,343  (A)
Net income applicable to common stock                                                                    1,339  (B)
Average total assets                                                                                   289,461  (C)
Average common stockholders' equity                                                                     26,882  (D)
Average goodwill                                                                                         9,682  (E)
Average pretax nonqualifying core deposit intangible                                                     1,042  (F)
Average after-tax nonqualifying core deposit intangible                                                    646  (G)
Noninterest expense                                                                                      3,187  (H)
Amortization expense for goodwill and nonqualifying core deposit intangible                                194  (I)
Net interest income plus noninterest income                                                              5,484  (J)
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

-------------------------------------------------------------------------------------------------------------------
                                                         SEPTEMBER 30,           December 31,          September 30,
                                                                 2001                   2000                   2000
                                                 --------------------   --------------------    -------------------
                                                            ESTIMATED              Estimated              Estimated
                                                                 FAIR                   fair                   fair
(in millions)                                        COST       VALUE       Cost       value        Cost      value
-------------------------------------------------------------------------------------------------------------------
Securities of U.S. Treasury and
    federal agencies                              $ 2,014     $ 2,105    $ 2,739     $ 2,783     $ 3,109    $ 3,141
Securities of U.S. states and
    political subdivisions                          2,198       2,306      2,322       2,400       2,174      2,192
Mortgage-backed securities:
    Federal agencies                               29,818      30,963     26,304      26,995      22,703     22,834
    Private collateralized mortgage
       obligations (1)                              1,900       1,959      1,455       1,446       1,326      1,302
                                                  -------     -------    -------     -------     -------    -------
      Total mortgage-backed securities             31,718      32,922     27,759      28,441      24,029     24,136
Other                                               2,620       2,642      2,588       2,502       2,706      2,632
                                                  -------     -------    -------     -------     -------    -------
    Total debt securities                          38,550      39,975     35,408      36,126      32,018     32,101
Marketable equity securities                          856         774      2,457       2,529       2,690      5,206
                                                  -------     -------    -------     -------     -------    -------
         Total                                    $39,406     $40,749    $37,865     $38,655     $34,708    $37,307
                                                  =======     =======    =======     =======     =======    =======

-------------------------------------------------------------------------------------------------------------------

(1) Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The decrease in the cost of marketable equity securities was predominantly due to impairment write-downs reflecting other-than-temporary impairment in valuation.

The following table provides the components of the estimated unrealized net gain on securities available for sale. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

-------------------------------------------------------------------------------------------------------------------
                                                             SEPT. 30,               Dec. 31,              Sept. 30,
(in millions)                                                    2001                   2000                   2000
-------------------------------------------------------------------------------------------------------------------
Estimated unrealized gross gains                               $1,711                 $1,620                 $2,903
Estimated unrealized gross losses                                (368)                  (830)                  (304)
                                                               ------                 ------                 ------
Estimated unrealized net gain                                  $1,343                 $  790                 $2,599
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

-------------------------------------------------------------------------------------------------------------------
                                                                            Quarter                     Nine months
                                                                     ended Sept. 30,                 ended Sept. 30,
                                                              ---------------------           ---------------------
(in millions)                                                  2001            2000            2001            2000
-------------------------------------------------------------------------------------------------------------------
Realized gross gains                                           $180 (1)      $  17             $542 (1)     $    54
Realized gross losses                                           (13)(2)       (357)             (99)(2)      (1,035)
                                                               ----          -----             ----         -------
Realized net gains (losses)                                    $167          $(340)            $443         $  (981)
                                                               ====          =====             ====         =======

-------------------------------------------------------------------------------------------------------------------

(1) Includes $5 million and $148 million of gross gains reported in mortgage banking noninterest income for the third quarter and first nine months of 2001, respectively.
(2) Includes $3 million and $14 million of gross losses reported in mortgage banking noninterest income for the third quarter and first nine months of 2001, respectively.

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 9 years and 4 months at September 30, 2001. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

At September 30, 2001, mortgage-backed securities, including collateralized mortgage obligations, were $32.9 billion, or 81% of the Company's securities available for sale portfolio. As an indication of interest rate risk, the Company has estimated the effect of a 200 basis point increase in interest rates on the value of the mortgage-backed securities and the corresponding expected remaining maturities. Based on that rate scenario, mortgage-backed securities would decrease in fair value from $32.9 billion to $31.9 billion and the expected remaining maturity of these securities would increase from 5 years to 7 years and 9 months.

LOAN PORTFOLIO

-----------------------------------------------------------------------------------------------------------------------
                                                                                                               % Change
                                                                                                    Sept. 30, 2001 from
                                                                                                 ----------------------
                                                      SEPT. 30,       Dec. 31,      Sept. 30,    Dec. 31,      Sept. 30,
(in millions)                                             2001           2000           2000        2000           2000
-----------------------------------------------------------------------------------------------------------------------
Commercial (1)                                        $ 48,444       $ 50,518       $ 47,300          (4)%            2%
Real estate 1-4 family first mortgage                   23,308         18,464         19,627          26             19
Other real estate mortgage (2)                          24,311         23,972         23,249           1              5
Real estate construction                                 8,028          7,715          7,457           4              8
Consumer:
   Real estate 1-4 family junior lien mortgage          23,901         18,218         16,322          31             46
   Credit card                                           6,333          6,616          6,226          (4)             2
   Other revolving credit and monthly payment           23,232         23,974         22,343          (3)             4
                                                      --------       --------       --------
      Total consumer                                    53,466         48,808         44,891          10             19
Lease financing                                          9,696         10,023         10,170          (3)            (5)
Foreign                                                  1,613          1,624          1,611          (1)            --
                                                      --------       --------       --------

      Total loans (net of unearned income,
         including net deferred loan fees, of
         $4,188, $4,231 and $4,070)                   $168,866       $161,124       $154,305           5%             9%
                                                      ========       ========       ========         ===             ==
-----------------------------------------------------------------------------------------------------------------------

(1) Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,969 million, $4,206 million and $3,661 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.
(2) Includes agricultural loans that are secured by real estate of $1,244 million, $1,280 million and $1,098 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.


NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

-------------------------------------------------------------------------------------------------------------------
                                                                          SEPT. 30,         Dec. 31,       Sept. 30,
(in millions)                                                                 2001             2000            2000
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial (2)                                                           $  863           $  739          $  578
   Real estate 1-4 family first mortgage                                       197              127             141
   Other real estate mortgage (3)                                              231              113             117
   Real estate construction                                                    113               57              19
   Consumer:
      Real estate 1-4 family junior lien mortgage                               18               23              12
      Other revolving credit and monthly payment                                42               36              35
                                                                            ------           ------          ------
        Total consumer                                                          60               59              47
   Lease financing                                                             146               92              53
   Foreign                                                                       8                7               8
                                                                            ------           ------          ------
      Total nonaccrual loans (4)                                             1,618            1,194             963
Restructured loans                                                              --                1               2
                                                                            ------           ------          ------
Nonaccrual and restructured loans                                            1,618            1,195             965
As a percentage of total loans                                                 1.0%              .7%             .6%

Foreclosed assets                                                              166              128             134
Real estate investments (5)                                                      2               27              28
                                                                            ------           ------          ------
Total nonaccrual and restructured loans
   and other assets                                                         $1,786           $1,350          $1,127
                                                                            ======           ======          ======
-------------------------------------------------------------------------------------------------------------------

(1) Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.
(2) Includes commercial agricultural loans of $67 million, $44 million and $40 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.
(3) Includes agricultural loans secured by real estate of $48 million, $13 million and $11 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.
(4) Of the total nonaccrual loans, $1,031 million, $761 million and $531 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively, were considered impaired under FAS 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN.
(5) Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $25 million, $56 million and $72 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

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

In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

-------------------------------------------------------------------------------------------------------------------
                                                              SEPT. 30,                Dec. 31,            Sept. 30,
(in millions)                                                     2001                    2000                 2000
-------------------------------------------------------------------------------------------------------------------
Impairment measurement based on:
    Collateral value method                                     $  416                    $174                 $190
    Discounted cash flow method                                    369                     331                  162
    Historical loss factors                                        246                     257                  181
                                                                ------                    ----                 ----
      Total (1)                                                 $1,031                    $762                 $533
                                                                ======                    ====                 ====

-------------------------------------------------------------------------------------------------------------------

(1) Includes $624 million, $345 million and $277 million of impaired loans with a related FAS 114 allowance of $122 million, $74 million and $62 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

The average recorded investment in impaired loans was $955 million and $488 million during the third quarter of 2001 and 2000, respectively, and $893 million and $428 million during the first nine months of 2001 and 2000, respectively. Total interest income recognized on impaired loans was $4 million and $1 million during the third quarter of 2001 and 2000, respectively, and $12 million and $4 million during the first nine months of 2001 and 2000, respectively, most of which was recorded using the cash method.

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

-------------------------------------------------------------------------------------------------------------------
                                                                        SEPT. 30,         Dec. 31,         Sept. 30,
(in millions)                                                               2001             2000              2000
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                  $ 97             $ 90              $ 60
Real estate 1-4 family first mortgage                                        115               66                39
Other real estate mortgage                                                    52               24                20
Real estate construction                                                      65               12                12
Consumer:
     Real estate 1-4 family junior lien mortgage                              59               27                40
     Credit card                                                             117               96               137
     Other revolving credit and monthly payment                              295              263               239
                                                                            ----             ----              ----
        Total consumer                                                       471              386               416
                                                                            ----             ----              ----
     Total                                                                  $800             $578              $547
                                                                            ====             ====              ====
-------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
                                                                             Quarter                    Nine months
                                                                      ended Sept. 30,                ended Sept. 30,
                                                                --------------------          ---------------------
(in millions)                                                      2001         2000            2001           2000
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF PERIOD                                     $3,760       $3,519         $ 3,719        $ 3,344

Allowances related to business combinations                          --           51              41            212

Provision for loan losses                                           455          425           1,243            976

Loan charge-offs:
    Commercial                                                     (178)        (117)           (460)          (314)
    Real estate 1-4 family first mortgage                           (14)          (4)            (20)           (12)
    Other real estate mortgage                                       (3)         (10)            (12)           (26)
    Real estate construction                                         (7)          (3)            (10)            (7)
    Consumer:
       Real estate 1-4 family junior lien mortgage                  (11)          (6)            (33)           (23)
       Credit card                                                 (100)         (90)           (320)          (264)
       Other revolving credit and monthly payment                  (195)        (168)           (563)          (456)
                                                                 ------       ------         -------        -------
          Total consumer                                           (306)        (264)           (916)          (743)
    Lease financing                                                 (23)          (9)            (67)           (31)
    Foreign                                                         (20)         (20)            (56)           (65)
                                                                 ------       ------         -------        -------
              Total loan charge-offs                               (551)        (427)         (1,541)        (1,198)
                                                                 ------       ------         -------        -------

Loan recoveries:
    Commercial                                                       19           18              57             71
    Real estate 1-4 family first mortgage                             1            1               3              3
    Other real estate mortgage                                        4            3              12             10
    Real estate construction                                         --            1               2              3
    Consumer:
       Real estate 1-4 family junior lien mortgage                    2            2               8             10
       Credit card                                                   10            9              32             29
       Other revolving credit and monthly payment                    50           54             151            170
                                                                 ------       ------         -------        -------
          Total consumer                                             62           65             191            209
    Lease financing                                                   7            3              20              9
    Foreign                                                           4            6              14             26
                                                                 ------       ------         -------        -------
              Total loan recoveries                                  97           97             299            331
                                                                 ------       ------         -------        -------
                Total net loan charge-offs                         (454)        (330)         (1,242)          (867)
                                                                 ------       ------         -------        -------

BALANCE, END OF PERIOD                                           $3,761       $3,665         $ 3,761        $ 3,665
                                                                 ======       ======         =======        =======

Total net loan charge-offs as a percentage
    of average total loans (annualized)                            1.10%         .88%           1.03%           .81%
                                                                 ======       ======         =======        =======

Allowance as a percentage of total loans                           2.23%        2.38%           2.23%          2.38%
                                                                 ======       ======         =======        =======
-------------------------------------------------------------------------------------------------------------------

The Company considers the allowance for loan losses of $3,761 million adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at September 30, 2001. The Company's determination of the level of the allowance for loan losses rests upon various judgements and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,                Dec. 31,              Sept. 30,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------
Nonmarketable equity investments:
    Venture capital cost method investments                  $ 1,711                 $ 2,033                $ 1,882
    Federal Reserve Bank stock                                 1,254                   1,237                  1,300
    All other                                                    879                     872                    856
                                                              ------                  ------                  -----
        Total nonmarketable equity investments                 3,844                   4,142                  4,038

Trading assets                                                 6,224                   3,777                  2,390
Interest receivable                                            1,430                   1,516                  1,491
Government National Mortgage Association
    (GNMA) pool buy outs                                       2,601                   1,510                  1,400
Certain identifiable intangible assets                           192                     227                    229
Foreclosed assets                                                166                     128                    134
Interest-earning deposits                                        330                      95                    103
Due from customers on acceptances                                110                      85                    110
All other                                                     10,586                  10,449                  9,988
                                                              ------                  ------                  -----

        Total interest receivable and other assets           $25,483                 $21,929                $19,883
                                                             =======                 =======                =======
-------------------------------------------------------------------------------------------------------------------

The decrease in venture capital cost method investments was due to impairment write-downs reflecting other-than-temporary impairment in the valuation of private equity securities.

Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations and derivative instruments held for customer accommodation purposes. Interest income from trading assets was $27 million in the third quarter of 2001 and 2000, and $87 million and $72 million in the first nine months of 2001 and 2000, respectively. Noninterest income from trading assets was $94 million and $40 million in the third quarter of 2001 and 2000, respectively, and $298 million and $161 million in the first nine months of 2001 and 2000, respectively.

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

Amortization expense for certain identifiable intangible assets included in other assets was $10 million and $11 million in the third quarter of 2001 and 2000, respectively.

DEPOSITS

-------------------------------------------------------------------------------------------------------------------
                                                            SEPT. 30,                Dec. 31,              Sept. 30,
(in millions)                                                   2001                    2000                   2000
-------------------------------------------------------------------------------------------------------------------
Noninterest-bearing                                         $ 56,271                $ 55,096               $ 51,404
Interest-bearing checking                                      1,700                   3,699                  2,718
Market rate and other savings                                 85,331                  66,859                 65,137
Savings certificates                                          28,001                  31,056                 30,818
                                                            --------                --------               --------
    Core deposits                                            171,303                 156,710                150,077
Other time deposits                                            1,082                   5,137                  4,739
Deposits in foreign offices                                    4,377                   7,712                  9,457
                                                            --------                --------               --------

        Total deposits                                      $176,762                $169,559               $164,273
                                                            ========                ========               =======
-------------------------------------------------------------------------------------------------------------------

CAPITAL ADEQUACY/RATIOS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

-------------------------------------------------------------------------------------------------------------------
                                                                                                         To be well
                                                                                                  capitalized under
                                                                                                         the FDICIA
                                                                             For capital          prompt corrective
                                                       Actual          adequacy purposes          action provisions
                                            -----------------       --------------------        -------------------
(in billions)                                 Amount    Ratio         Amount       Ratio          Amount      Ratio
---------------------------------------     --------    -----       --------       -----         -------      -----
As of September 30, 2001:
    Total capital (to risk-weighted assets)
        Wells Fargo & Company                  $26.4    11.02%      >  $19.2      > 8.00%
                                                                    -             -
        Wells Fargo Bank Minnesota, N.A.         3.2    11.41       >    2.2      > 8.00        >  $ 2.8   >  10.00%
                                                                    -             -             -          -
        Wells Fargo Bank, N.A.                  15.1    13.17       >    9.1      > 8.00        >   11.4   >  10.00
                                                                    -             -             -          -
    Tier 1 capital (to risk-weighted assets)
        Wells Fargo & Company                  $17.8     7.40%      > $  9.6      > 4.00%
                                                                    -             -
        Wells Fargo Bank Minnesota, N.A.         2.9    10.40       >    1.1      > 4.00        >  $ 1.7   >   6.00%
                                                                    -             -             -          -
        Wells Fargo Bank, N.A.                   9.1     7.97       >    4.6      > 4.00        >    6.9   >   6.00
                                                                    -             -             -          -
    Tier 1 capital (to average assets)
      (Leverage ratio)
        Wells Fargo & Company                  $17.8     6.40%      >  $11.1      > 4.00%  (1)
                                                                    -             -
        Wells Fargo Bank Minnesota, N.A.         2.9     6.45       >    1.8      > 4.00   (1)  >  $ 2.2   >   5.00%
                                                                    -             -             -          -
        Wells Fargo Bank, N.A.                   9.1     7.62       >    4.8      > 4.00   (1)  >    6.0   >   5.00
                                                                    -             -             -          -
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

In October 2000, the Parent filed a shelf registration statement with the SEC under which the Parent may issue up to $10 billion in debt and equity securities, excluding common stock, other than common stock issuable upon the exercise or conversion of debt and equity securities. The Parent issued $750 million in subordinated notes in July 2001 and issued $1 billion in medium-term notes in August 2001. The remaining issuance authority at September 30, 2001 under the October 2000 registration statement, together with the $50 million issuance authority remaining on the Parent's registration statement filed in 1999, was $6.10 billion. Proceeds from the issuance of the debt securities listed above were, and with respect to any such securities issued in the future, are expected to be used for general corporate purposes.

In February 2001, Wells Fargo Financial, Inc. (WFFI) filed a shelf registration statement with the SEC, under which WFFI may issue up to $4 billion in senior or subordinated debt securities. In July 2001, WFFI issued a total of $600 million in senior notes. As of September 30, 2001, the remaining issuance authority under that registration statement and the WFFI shelf registration statements filed in 2000 and 1999 was $4.35 billion. In October 2001, a subsidiary of WFFI filed a shelf registration statement with the Canadian provincial securities authorities for the issuance of up to $1.5 billion (Canadian) in debt securities. In October 2001, the subsidiary issued $200 million (Canadian) in debt securities.

In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to an aggregate of $10 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations. Wells Fargo Bank, N.A. began issuing under the short-term portion of the program in July 2001 and issued $100 million under the long-term portion in August 2001. As of September 2001, the remaining issuance authority under the long-term portion was $9.9 billion. In October 2001, Wells Fargo Bank, N.A. issued $425 million under the long-term portion of the bank note program.

In August 2001, the Company filed a registration statement to register an aggregate of $1.5 billion in the Company's debt and equity securities, and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company. Following effectiveness of the registration statement with the SEC, on August 29, 2001, Wells Fargo Capital IV (the Trust), a business trust established by the Company for the purpose of issuing trust preferred securities pursuant to the registration statement, issued $1.3 billion in trust preferred securities to the public pursuant to the August 2001 registration statement in the
                                       47
form of its 7% Capital Securities and approximately $40 million of trust common securities to the Company. At September 30, 2001, there is currently $200 million in issuance authority remaining on the August 2001 registration statement.

In February 2001, the Board of Directors authorized the repurchase of up to 25 million additional shares of the Company's outstanding common stock and in September 2001, authorized the repurchase of up to 30 million additional shares. As of September 30, 2001, the total remaining common stock repurchase authority was approximately 34 million shares. In July 2001, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 26 cents per share from 24 cents per share, representing an 8% increase in the quarterly dividend rate.

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

The Company's net interest income simulation includes all other-than-trading financial assets, financial liabilities, derivative financial instruments and leases where the Company is the lessor. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. This simulation measures both the term structure risk and the basis risk in the Company's positions. The simulation also captures the option characteristics of products, such as caps and floors on floating-rate loans, the right to prepay mortgage loans without penalty and the
                                       48
ability of customers to withdraw deposits on demand. These options are modeled directly in the simulation either through the use of caps and floors on loans, or through statistical analysis of historical customer behavior, in the case of mortgage loan prepayments or non-maturity deposits.

The simulation model is used to measure the impact on net income, relative to a base case scenario, of interest rates increasing or decreasing 100 basis points over the next 12 months. The simulation for September 30, 2001 showing the largest drop in net income relative to the base case scenario is a 100 basis point decrease in rates that will result in a decrease in net income of $120 million over the next twelve months, largely based on the assumption that at some level of open market interest rates the banking industry's ability to further reduce deposits costs could be limited. In the simulation that was run at December 31, 2000, the largest drop in net income relative to the base case scenario over the next twelve months was a 100 basis point increase in rates that was projected to result in a decrease in net income of $60 million.

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

The Company is also exposed to equity price risk principally arising through its venture capital investments. The Company does not actively trade these investments but conducts an orderly sale considering restriction periods and market conditions. Where economic, the Company may use hedging strategies to mitigate the equity price risk.

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

           (c) Certificate of Designations for the Company's ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

           (d) Certificate of Designations for the Company's 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

           (e) Certificate Eliminating the Certificate of Designations for the Company's Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated November 1, 1995

           (f) Certificate Eliminating the Certificate of Designations for the Company's 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 20, 1996

           (g) Certificate of Designations for the Company's 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1996

           (h) Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997

          3(i) Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998

           (j) Certificate of Designations for the Company's Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

           (k)   Certificate of Designations for the Company's
                 Fixed/Adjustable Rate Noncumulative Preferred Stock, Series H, incorporated by reference to Exhibit 3(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

           (l) Certificate of Designations for the Company's Series C Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

           (m) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999

           (n) Certificate of Designations for the Company's 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated April 21, 1999

           (o) Certificate of Designations for the Company's 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

           (p) Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001

           (q) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

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

          10     Agreement dated July 11, 2001 between the Company and Howard
                 I. Atkins, filed herewith

          99(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 2.12 and 1.65 for the quarters ended September 30, 2001 and 2000, respectively, and 1.64 and 1.81 for the nine months ended September 30, 2001 and 2000, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.29 and 2.33 for the quarters ended September 30, 2001 and 2000, respectively, and 2.36 and 2.65 for the nine months ended September 30, 2001 and 2000, respectively.

            (b) Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.11 and 1.64 for the quarters ended September 30, 2001 and 2000, respectively, and 1.64 and 1.80 for the nine months ended September 30, 2001 and 2000, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were
                 3.26 and 2.31 for the quarters ended September 30, 2001 and 2000, respectively, and 2.34 and 2.63 for the nine months ended September 30, 2001 and 2000, respectively.

     (b) The Company filed the following reports on Form 8-K during the third quarter of 2001:

           (1) July 17, 2001, under Item 5, containing the Company's financial results for the quarter ended June 30, 2001

           (2) August 30, 2001, under Item 7, filing as exhibits documents relating to the issuance by Wells Fargo Capital IV of its 7% Capital Securities and the issuance by the Company of its 7% Junior Subordinated Debentures


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 9, 2001               WELLS FARGO & COMPANY


                                       By:  LES L. QUOCK
                                          -------------------------------------
                                          Les L. Quock
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)