Form 10-Q/A
period 2001-09-30
WELLS FARGO & CO/MN
filed 2001-11-14
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                       TO

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

ITEM AMENDED

     This Form 10-Q/A amends, in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Balance Sheet Analysis--Securities Available for Sale of the registrant's Form 10-Q for the quarter ended September 30, 2001, the sentence regarding the weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio to read as follows:

     The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 4 months at September 30, 2001.

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

                                       16

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

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 4 months at September 30, 2001. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

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

In August 2001, the Company filed a registration statement to register an aggregate of $1.5 billion in the Company's debt and equity securities, and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company. Following effectiveness of the registration statement with the SEC, on August 29, 2001, Wells Fargo Capital IV (the Trust), a business trust established by the Company for the purpose of issuing trust preferred securities pursuant to the registration statement, issued $1.3 billion in trust preferred securities to the public pursuant to the August 2001 registration statement in the form of its 7% Capital Securities and approximately $40 million of trust common securities to the Company. At September 30, 2001, there is currently $200 million in issuance authority remaining on the August 2001 registration statement.

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

The Company's net interest income simulation includes all other-than-trading financial assets, financial liabilities, derivative financial instruments and leases where the Company is the lessor. It captures the dynamic nature of the balance sheet by anticipating probable balance sheet and off-balance sheet strategies and volumes under different interest rate scenarios over the course of a one-year period. This simulation measures both the term structure risk and the basis risk in the Company's positions. The simulation also captures the option characteristics of products, such as caps and floors on floating-rate loans, the right to prepay mortgage loans without penalty and the
                                       31
ability of customers to withdraw deposits on demand. These options are modeled directly in the simulation either through the use of caps and floors on loans, or through statistical analysis of historical customer behavior, in the case of mortgage loan prepayments or non-maturity deposits.

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

Dated:  November 14, 2001              WELLS FARGO & COMPANY


                                       By:  LES L. QUOCK
                                          -------------------------------------
                                          Les L. Quock
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)