Form 10-K
period 2001-12-31
WELLS FARGO & CO/MN
filed 2002-03-15
CIK 72971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2001 Commission File Number 001-2979


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

 Common Stock, par value $1-2/3                         New York Stock Exchange
                                                        Chicago Stock Exchange
 Preferred Share Purchase Rights                        New York Stock Exchange
                                                        Chicago Stock Exchange
 6-3/4% Convertible Subordinated Debentures Due 2003    New York Stock Exchange

 Adjustable Rate Cumulative Preferred Stock, Series B   New York Stock Exchange

          No securities are registered pursuant to Section 12(g) of the Act.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ----       ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of February 28, 2002, 1,706,170,079 shares of common stock were outstanding having an aggregate market value, based on a closing price of $46.90 per share, of $80,019 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $78,322 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2001 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K, and portions of the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The cross-reference index on the following page identifies by page numbers the portions of each document that are incorporated by reference into this Form 10-K. Only those portions identified in the cross-reference index are incorporated into this Form 10-K.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                            Page(s)
                                                                       -------------------------------------------------
                                                                       FORM       Annual                       Proxy
                                                                       10-K       Report (1)                   Statement (2)
                                                                       -----      -------                      ---------
                                     PART I
Item 1.    Business
             Description of Business                                   2-9        33-98                        --
             Statistical Disclosure:
               Distribution of Assets, Liabilities and
                 Stockholders' Equity; Interest Rates
                 and Interest Differential                             10         40-43                        --
               Investment Portfolio                                    --         44, 58, 64-65                --
               Loan Portfolio                                          11-12      45, 47-48, 58-59, 66-68      --
               Summary of Loan Loss Experience                         13-15      47-48, 59, 68                --
               Deposits                                                --         45, 70                       --
               Return on Equity and Assets                             --         34-35                        --
               Short-Term Borrowings                                   --         70                           --
               Derivative Financial Instruments                        --         60-61, 91-93                 --
Item 2.    Properties                                                  16         69                           --
Item 3.    Legal Proceedings                                           --         90                           --
Item 4.    Submission of Matters to a Vote of
             Security Holders (3)                                      --         --                           --

                                     PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters                               --         53                           --
Item 6.    Selected Financial Data                                     --         36                           --
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations             --         34-53                        --
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                         --         49-50                        --
Item 8.    Financial Statements and Supplementary Data                 --         54-98                        --
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure (3)                --         --                           --

                                    PART III

Item 10.   Directors and Executive Officers of the
             Registrant                                                17-20      --                            6-9, 35, 36
Item 11.   Executive Compensation                                      --         --                           13-31, 35, 36
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management                                     --         --                            4-5
Item 13.   Certain Relationships and Related Transactions              --         --                           14-15, 32-35

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                       21-27      54-98                        --

SIGNATURES                                                             28         --                           --
------------------------------------------------------------------------------------------------------------------------

(1) The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company's 2001 Annual Report to Stockholders. Pages 33 through 98 of the 2001 Annual Report to Stockholders have been filed as Exhibit 13 to this Form 10-K.
(2) The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 23, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)  Not applicable.

DESCRIPTION OF BUSINESS

GENERAL

Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets at December 31, 2001, it was the fifth largest bank holding company in the United States. In this report, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

The Parent's subsidiaries engage in banking and a variety of related financial services businesses. Retail, commercial and corporate banking services are provided through bank subsidiaries located in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Other financial services are provided by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

On October 25, 2000, the Company completed its merger with First Security Corporation (the FSCO Merger), with First Security Corporation surviving the merger as a wholly-owned subsidiary of the Parent. The Company accounted for the FSCO Merger under the pooling-of-interests method of accounting. Accordingly, the information included in this report, including the Financial Statements and Supplementary Data, and Management's Discussion and Analysis of Financial Condition and Results of Operations, presents the combined results as if the merger had been in effect for all periods presented.

The Company has three operating segments for management reporting purposes:
Community Banking, Wholesale Banking and Wells Fargo Financial. The 2001 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

The Company had 119,714 full-time equivalent team members at December 31, 2001.

HISTORY AND GROWTH

The Company is the product of the merger of equals involving Norwest Corporation and the former Wells Fargo & Company, completed on November 2, 1998 (the WFC Merger). On completion of the WFC Merger, Norwest Corporation changed its name to Wells Fargo & Company.

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

The Company expands its business, in part, by acquiring banking institutions and other companies engaged in activities that are financial in nature. The Company continues to explore opportunities to acquire banking institutions and other financial services companies. Discussions are continually being carried on related to such possible acquisitions. The Company cannot predict whether, or on what terms, such discussions will result in further acquisitions. As a matter of policy, the Company generally does not comment on such discussions or possible acquisitions until a definitive acquisition agreement has been signed.

COMPETITION

The financial services industry is highly competitive. The Company's subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of fewer regulatory constraints and some have lower cost structures.

Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Acquisitions of this type could significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

REGULATION AND SUPERVISION

The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and 22 (Risk-Based Capital) to Financial Statements included in the 2001 Annual Report to Stockholders sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company's business. Applicable laws and regulations could restrict the Company's ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on the Company's capital stock. They could also require the Company to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.

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

Federal Reserve Board approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

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

DIVIDEND RESTRICTIONS

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent's subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent's subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2001 Annual Report to Stockholders.

Federal bank regulatory agencies have the authority to prohibit the Parent's subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent's subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

HOLDING COMPANY STRUCTURE

TRANSFER OF FUNDS FROM SUBSIDIARY BANKS. The Parent's subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called "covered transactions." In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank's transactions with its nonbank affiliates are also generally required to be on arm's length terms.

SOURCE OF STRENGTH. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

The OCC may order the assessment of the Parent if the capital of one of its national bank subsidiaries were to become impaired. If the Parent failed to pay the assessment within three months, the OCC could order the sale of the Parent's stock in the national bank to cover the deficiency.

Capital loans by the Parent to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of the Parent's bankruptcy, any commitment by the Parent to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

DEPOSITOR PREFERENCE. The Federal Deposit Insurance Act (FDI Act) provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Parent, with respect to any extensions of credit they have made to such insured depository institution.

LIABILITY OF COMMONLY CONTROLLED INSTITUTIONS. All of the Parent's banks are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

CAPITAL REQUIREMENTS

The Parent is subject to risk-based capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions under their jurisdictions. For information about these capital requirements and guidelines, see Note 22 (Risk-Based Capital) to Financial Statements included in the 2001 Annual Report to Stockholders.

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

Effective April 1, 2002, new FRB rules will govern the regulatory treatment of merchant banking investments and certain other equity investments, including investments made by the Company's venture capital subsidiaries, in non-financial companies held by bank holding companies. The rules generally impose a capital charge that increases incrementally as the banking organization's level of concentration in equity investments increases. An 8% Tier 1 capital deduction would apply on covered investments that in total represent up to 15% of an organization's Tier 1 capital. For covered investments that total more than 25% of the organization's Tier 1 capital, a top marginal charge of 25% would be established. The Company does not expect the new rules to have a significant impact on the Company.

FRB, FDIC and OCC rules also require the Company to incorporate market and interest rate risk components into their risk-based capital standards. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

In December 2001, the Basel Committee on Banking Supervision updated the status of the revised draft Basel Capital Accord issued earlier in 2001. The Basel Committee continues to evaluate certain aspects of the draft Accord and expects to issue a new consultative package during 2002. The draft Basel Accord incorporates three pillars that address (a) minimum capital requirements,
(b) supervisory review, which relates to an institution's capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the Basel Accord, which may be finalized by the end of 2002, with required implementation of the new framework not anticipated prior to 2005.

From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company's reported capital ratios and net risk-adjusted assets.

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

DEPOSIT INSURANCE ASSESSMENTS

Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of the Parent's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF assessment rate for the Parent's depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on the Parent's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Parent's subsidiary depository institutions could have a material adverse effect on the Parent's earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.9 cents per $100 of BIF-assessable deposits in 2001. The FDIC established the FICO assessment rate effective for the first quarter of 2002 at approximately 1.8 cents annually per $100 of BIF-assessable deposits.

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

PRIVACY PROVISIONS OF THE GRAMM-LEACH-BLILEY ACT

Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

--------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year ended December 31,
                                                             -------------------------------------------------------------
                                                                           2001 OVER 2000                   2000 over 1999
                                                             ----------------------------       --------------------------
(in millions)                                                VOLUME      RATE      TOTAL        Volume     Rate      Total
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income:

   Federal funds sold and securities
     purchased under resale agreements                       $   12   $   (60)    $  (48)       $   40   $   17    $    57
   Debt securities available for sale:
     Securities of U.S. Treasury and federal agencies           (84)       11        (73)         (173)      35       (138)
     Securities of U.S. states and political subdivisions        (8)       --         (8)           (2)      (4)        (6)
     Mortgage-backed securities:
        Federal agencies                                         28       (14)        14           187      117        304
        Private collateralized mortgage obligations             (57)       18        (39)         (114)      31        (83)
     Other securities                                            (7)       --         (7)           46        6         52
   Mortgages held for sale                                      883      (137)       746          (213)     111       (102)
   Loans held for sale                                           (8)      (93)      (101)          (18)      59         41
   Loans:
     Commercial                                                 295      (662)      (367)          588      305        893
     Real estate 1-4 family first mortgage                      250      (134)       116           241       23        264
     Other real estate mortgage                                 145      (234)       (89)          330       48        378
     Real estate construction                                   104      (145)       (41)          167       25        192
     Consumer:
        Real estate 1-4 family junior lien mortgage             566      (196)       370           377       57        434
        Credit card                                              56       (74)       (18)           26       47         73
        Other revolving credit and monthly payment              191      (148)        43           271       36        307
     Lease financing                                              8         1          9            74      (13)        61
     Foreign                                                     (4)       (6)       (10)           14        8         22
   Other                                                         44       (52)        (8)           (2)      39         37
                                                             ------   -------     ------        ------   ------    -------
     Total increase (decrease) in interest income             2,414    (1,925)       489         1,839      947      2,786
                                                             ------   -------     ------        ------   ------    -------

Increase (decrease) in interest expense:

   Deposits:
     Interest-bearing checking                                  (27)       18         (9)            3       30         33
     Market rate and other savings                              415      (546)      (131)           64      323        387
     Savings certificates                                       (14)      (72)       (86)            1      153        154
     Other time deposits                                       (160)      (26)      (186)           25       32         57
     Deposits in foreign offices                                 16      (140)      (124)          260       31        291
   Short-term borrowings                                        306      (791)      (485)          319      312        631
   Long-term debt                                               332      (445)      (113)          276      210        486
   Guaranteed preferred beneficial interests
     in Company's subordinated debentures                        31       (16)        15            --        2          2
                                                             ------   -------     ------        ------   ------    -------
     Total increase (decrease) in interest expense              899    (2,018)    (1,119)          948    1,093      2,041
                                                             ------   -------     ------        ------   ------    -------

Increase (decrease) in net interest income
   on a taxable-equivalent basis                             $1,515   $    93     $1,608        $  891   $ (146)   $   745
                                                             ======   =======     ======        ======   ======    =======
--------------------------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2001 and a summary of the major categories of loans outstanding at the end of the last five years. At December 31, 2001, the Company did not have loan concentrations that exceeded 10% of total loans, except as shown below.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31, 2001
                      -----------------------------------------------------------------
                                        OVER ONE YEAR
                                   THROUGH FIVE YEARS        OVER FIVE YEARS
                                 --------------------   --------------------
                                             FLOATING               FLOATING
                                                   OR                     OR                                            December 31,
                      ONE YEAR     FIXED   ADJUSTABLE     FIXED   ADJUSTABLE              -----------------------------------------
(in millions)          OR LESS      RATE         RATE      RATE         RATE      TOTAL       2000       1999       1998       1997
-----------------------------------------------------------------------------------------------------------------------------------
Selected loan
 maturities:
 Commercial            $15,379   $11,377      $18,220   $   487      $ 2,084   $ 47,547   $ 50,518   $ 41,671   $ 38,218   $ 34,368
 Real estate 1-4
  family first
  mortgage                 428     1,039           95    12,323       11,703     25,588     18,464     13,506     12,613     15,220
 Other real estate
  mortgage               4,590    11,006          373     4,475        4,364     24,808     23,972     20,899     18,033     17,587
 Real estate
  construction           3,199     2,517        1,560       395          135      7,806      7,715      6,067      4,529      3,941
 Foreign                   274     1,097           --       213           14      1,598      1,624      1,600      1,528      1,155
                       -------   -------      -------   -------      -------   --------   --------   --------   --------   --------

    Total selected
     loan maturities   $23,870   $27,036      $20,248   $17,893      $18,300    107,347    102,293     83,743     74,921     72,271
                       =======   =======      =======   =======      =======   --------   --------   --------   --------   --------

Other loan
 categories:
 Consumer:
  Real estate 1-4
   family junior
   lien mortgage                                                                 25,530     18,218     12,949     11,135     10,622
  Credit card                                                                     6,700      6,616      5,805      6,119      6,989
  Other revolving
   credit and
   monthly payment                                                               23,502     23,974     20,617     19,441     20,255
                                                                               --------   --------   --------   --------   --------
    Total consumer                                                               55,732     48,808     39,371     36,695     37,866

Lease financing                                                                   9,420     10,023      9,890      8,046      6,298
                                                                               --------   --------   --------   --------   --------

    Total loans                                                                $172,499   $161,124   $133,004   $119,662   $116,435
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

REAL ESTATE MORTGAGE LOANS BY STATE AND PROPERTY TYPE
(excluding 1-4 family first mortgages)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  December 31, 2001
                   ----------------------------------------------------------------------------------------------------------------
                                                                                                  Other                         Non-
                        California             Texas         Colorado        Minnesota        states (2)       All states  accruals
                   ---------------   ---------------   --------------   --------------  ---------------  ----------------    as a %
                    Total      Non-   Total      Non-   Total     Non-   Total     Non-   Total     Non-   Total      Non- of total
(in millions)       Loans  accrual    loans  accrual    loans accrual    loans accrual    loans accrual    loans  accrual   by type
-----------------------------------------------------------------------------------------------------------------------------------
Office buildings   $3,147      $ 5   $  630      $ 5   $  252     $--   $  146     $--  $ 2,724    $ 14  $ 6,899     $ 24        --%
Industrial          2,347       10      274        7      208      --      285       3    1,264       7    4,378       27         1
Retail buildings    1,516        3      345        8      253       1      251       3    1,891      34    4,256       49         1
Hotels/motels         417        1      287       --       57      --       50      --    1,446      17    2,257       18         1
Apartments            715        1      201       --       86      --       79      --      735       1    1,816        2        --
Agricultural          397        4       77       --       29      --       91       3      585      36    1,179       43         4
Land                  381        1      202       --       59       1       51      --      427       3    1,120        5        --
Institutional         222       11       45        4       15      --        5      --      204       9      491       24         5
1-4 family
 structures (1)        42       --        8       --       12      --        7      --       93      --      162       --        --
Other                 727        9      278        3      150      --      134       1      961       5    2,250       18         1
                   ------      ---   ------      ---   ------     ---   ------     ---  -------    ---- --------     ----

 Total by state    $9,911      $45   $2,347      $27   $1,121     $ 2   $1,099     $10  $10,330    $126  $24,808     $210         1%
                   ======      ===   ======      ===   ======     ===   ======     ===  =======    ====  =======     ====        ==

 % of total loans      40%                9%                5%               4%              42%             100%
                   ======            ======            ======           ======          =======          =======

 Nonaccruals as
   a % of total
   by state                     --%                1%              --%               1%               1%
                               ===               ===              ===              ===              ===
-----------------------------------------------------------------------------------------------------------------------------------

(1) Represents loans to real estate developers secured by 1-4 family residential developments.
(2) Consists of 46 states; no state had loans in excess of $1,071 million at December 31, 2001.


REAL ESTATE CONSTRUCTION LOANS BY STATE AND PROPERTY TYPE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  December 31, 2001
                   ----------------------------------------------------------------------------------------------------------------
                                                                                                  Other                         Non-
                        California             Texas          Arizona         Colorado        states (1)       All states  accruals
                   ---------------   ---------------   --------------   --------------  ---------------  ----------------    as a %
                    Total      Non-   Total      Non-   Total     Non-   Total     Non-   Total     Non-   Total      Non- of total
(in millions)       Loans  accrual    loans  accrual    loans accrual    loans accrual    loans accrual    loans  accrual   by type
-----------------------------------------------------------------------------------------------------------------------------------
Retail buildings   $  263      $--     $ 42      $--     $206    $ --     $ 35     $--   $  455    $ --   $1,001     $ --        --%
1-4 family:
 Land                 133       --       24       --        1      --       33      --      120      --      311       --        --
 Structures           177       --      223        1      120       3      196      --    1,326      83    2,042       87         4
Land (excluding
 1-4 family)          442       --       70        1       64      --       60      --      534      --    1,170        1        --
Apartments            198       --       36       --       26      --       17      --      345      50      622       50         8
Office buildings      415       --      102       --       66      --      122      --      612      --    1,317       --        --
Industrial            158       --       97        1       44      --       32      --      185      --      516        1        --
Hotels/motels          85       --       14       --       15      --       10      --      111       1      235        1        --
Institutional          41       --       11       --        4      --        5      --       69      --      130       --        --
Agricultural           15       --        1       --       --      --        1      --        8      --       25       --        --
Other                  20       --       65        1       17      --       30      --      305       4      437        5         1
                   ------      ---     ----     ----     ----     ---    -----     ---   ------    ----  -------     ----

 Total by state    $1,947      $--     $685     $  4     $563     $ 3     $541     $--   $4,070    $138   $7,806     $145         2%
                   ======      ===     ====     ====     ====     ===     ====     ===   ======    ====   ======     ====       ===

 % of total loans     25%                9%                7%               7%              52%             100%
                   ======             =====               ====            =====           ======          ======

 Nonaccruals as
   a % of total
   by state                     --%                1%               1%              --%               3%
                               ===              ====              ===              ===              ===
---------------------------------------------------------------------------------------------------------------

(1) Consists of 43 states; no state had loans in excess of $533 million at December 31, 2001.

CHANGES IN THE ALLOWANCE FOR LOAN LOSSES

-------------------------------------------------------------------------------------------------------------------
(in millions)                                                  2001         2000        1999        1998       1997
-------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                  $ 3,719      $ 3,344     $ 3,307     $ 3,220    $ 3,202

Allowances related to business combinations                      41          265          48         148        172

Provision for loan losses                                     1,780        1,329       1,104       1,617      1,203

Loan charge-offs:
    Commercial                                                 (692)        (429)       (395)       (271)      (369)
    Real estate 1-4 family first mortgage                       (29)         (16)        (14)        (29)       (28)
    Other real estate mortgage                                  (32)         (32)        (28)        (54)       (27)
    Real estate construction                                    (37)          (8)         (2)         (3)        (5)
    Consumer:
      Real estate 1-4 family junior lien mortgage               (47)         (34)        (33)        (31)       (37)
      Credit card                                              (421)        (367)       (403)       (549)      (593)
      Other revolving credit and monthly payment               (770)        (623)       (585)     (1,069)      (672)
                                                            -------      -------     -------     -------    -------
        Total consumer                                       (1,238)      (1,024)     (1,021)     (1,649)    (1,302)
    Lease financing                                             (94)         (52)        (38)        (49)       (49)
    Foreign                                                     (78)         (86)        (90)        (84)       (37)
                                                            -------      -------     -------     -------    -------
          Total loan charge-offs                             (2,200)      (1,647)     (1,588)     (2,139)    (1,817)
                                                            -------      -------     -------     -------    -------

Loan recoveries:
    Commercial                                                   96           98          90          87        110
    Real estate 1-4 family first mortgage                         3            4           6          12         10
    Other real estate mortgage                                   22           13          38          79         63
    Real estate construction                                      3            4           5           4         12
    Consumer:
      Real estate 1-4 family junior lien mortgage                11           14          15           7         10
      Credit card                                                40           39          49          59         64
      Other revolving credit and monthly payment                203          213         243         187        166
                                                            -------      -------     -------     -------    -------
        Total consumer                                          254          266         307         253        240
    Lease financing                                              25           13          12          12         15
    Foreign                                                      18           30          15          14         10
                                                            -------      -------     -------     -------    -------
          Total loan recoveries                                 421          428         473         461        460
                                                            -------      -------     -------     -------    -------
             Total net loan charge-offs                      (1,779)      (1,219)     (1,115)     (1,678)    (1,357)
                                                            -------      -------     -------     -------    -------

BALANCE, END OF YEAR                                        $ 3,761      $ 3,719     $ 3,344     $ 3,307    $ 3,220
                                                            =======      =======     =======     =======    =======

Total net loan charge-offs as a percentage of
    average total loans                                        1.09%         .84%        .90%       1.44%      1.19%
                                                            =======      =======     =======     =======    =======

Allowance as a percentage of total loans                       2.18%        2.31%       2.51%       2.76%      2.77%
                                                            =======      =======     =======     =======    =======
-------------------------------------------------------------------------------------------------------------------

The ratio of the allowance for loan losses to total nonaccrual loans was 229% and 311% at December 31, 2001 and 2000, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, the prospects of borrowers and the value and marketability of collateral as well as, for the nonaccrual portfolio taken as a whole, wide variances from period to period in terms of delinquency and relationship of book to contractual principal balance. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, taken alone and without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed below and in greater detail in the 2001 Annual Report to Stockholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below provides a breakdown of the allowance for loan losses by loan category.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in millions)                              2001                 2000                 1999                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                               $  882               $  798               $  655               $  664               $  603
Real estate 1-4 family
  first mortgage                             64                   55                   64                   58                   71
Other real estate mortgage                  276                  220                  220                  238                  284
Real estate construction                     86                   69                   58                   62                   51
Consumer:
   Credit card                              394                  394                  349                  356                  483
   Other consumer                           659                  556                  428                  588                  575
                                         ------               ------               ------               ------               ------
     Total consumer                       1,053                  950                  777                  944                1,058
Lease financing                             155                   67                   71                   66                   67
Foreign                                     116                   95                   62                   79                   43
                                         ------               ------               ------               ------               ------
     Total allocated                      2,632                2,254                1,907                2,111                2,177
Unallocated component of
   the allowance (1)                      1,129                1,465                1,437                1,196                1,043
                                         ------               ------               ------               ------               ------
     Total                               $3,761               $3,719               $3,344               $3,307               $3,220
                                         ======               ======               ======               ======               ======


                                                                                                                        December 31,
                             ------------------------------------------------------------------------------------------------------
                                           2001                 2000                 1999                 1998                 1997
                             ------------------   ------------------   ------------------   ------------------   ------------------
                               Alloc.      Loan     Alloc.      Loan     Alloc.      Loan     Alloc.      Loan     Alloc.      Loan
                               allow.    catgry     allow.    catgry     allow.    catgry     allow.    catgry     allow.    catgry
                                as %       as %      as %       as %      as %       as %      as %       as %      as %       as %
                             of loan   of total   of loan   of total   of loan   of total   of loan   of total   of loan   of total
                              catgry      loans    catgry      loans    catgry      loans    catgry      loans    catgry      loans
                             -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
Commercial                      1.86%        28%     1.58%        31%     1.57%        31%     1.74%        32%     1.75%        30%
Real estate 1-4 family
  first mortgage                 .25         15       .30         12       .47         10       .46         11       .47         13
Other real estate mortgage      1.11         14       .92         15      1.05         16      1.32         15      1.61         15
Real estate construction        1.10          5       .90          5       .96          5      1.37          4      1.29          3
Consumer:
   Credit card                  5.88          4      5.96          4      6.01          4      5.82          5      6.91          6
   Other consumer               1.34         28      1.32         26      1.28         26      1.92         25      1.86         27
                                            ---                  ---                  ---                  ---                  ---
     Total consumer             1.89         32      1.95         30      1.97         30      2.57         30      2.79         33
Lease financing                 1.65          5       .67          6       .72          7       .82          7      1.06          5
Foreign                         7.26          1      5.89          1      3.88          1      5.17          1      3.72          1
                                            ---                  ---                  ---                  ---                  ---

     Total allocated            1.53        100%     1.40        100%     1.43        100%     1.76        100%     1.87        100%
                                            ===                  ===                  ===                  ===                  ===
Unallocated component of
   the allowance (1)             .65                  .91                 1.08                 1.00                  .90
                                ----                 ----                 ----                 ----                 ----
     Total                      2.18%                2.31%                2.51%                2.76%                2.77%
                                ====                 ====                 ====                 ====                 ====
-----------------------------------------------------------------------------------------------------------------------------------

(1) This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

See Note 5 (Loans and Allowance for Loan Losses) to Financial Statements included in the 2001 Annual Report to Stockholders for the description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for loan losses.

At December 31, 2001, the allowance for loan losses was $3,761 million, or 2.18% of total loans, compared with $3,719 million, or 2.31%, at December 31, 2000. During 2001, the net provision for loan losses approximated charge-offs. The components of the allowance, allocated and unallocated, are shown in the table on the previous page. The allocated component increased to $2,632 million at December 31, 2001 from $2,254 million at December 31, 2000, while the unallocated decreased to $1,129 million at December 31, 2001 from $1,465 million at December 31, 2000. At December 31, 2001, the unallocated portion of the allowance amounted to 30% of the total allowance, compared with 39% at December 31, 2000.

The $378 million increase in the allocated component of the allowance was attributable to growth in the loan portfolio along with a shift in the composition of risk in the portfolio during 2001. Approximately $160 million of this increase is attributable to loan growth. The remaining $218 million increase reflects additions to allocated allowances caused by a change in risk assumptions in the commercial and wholesale lines of business and higher estimated loss rates in the retail line of business. Changes in allocated loan loss allowances arrived at through this methodology reflect management's judgment concerning the effect of recent economic activity on portfolio performance. Analyzing the movements in the allocated allowance strictly from a loan volume perspective indicates that, had the ratio of allocated allowance to loans outstanding remained flat with the 2000 ratio of 1.40%, the allocated allowance would have increased by approximately $161 million, as loans outstanding grew by $11 billion during the year.

There were no material changes in estimation methods and assumptions for the allowance that took place during 2001.

The Company considers the allowance for loan losses of $3,761 million adequate to cover losses inherent in loans, loan commitments, and standby and other letters of credit at December 31, 2001.

The foregoing discussion contains forward-looking statements about the adequacy of the Company's allowance for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors--many of which are beyond the Company's control--could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see "Factors That May Affect Future Results" in the "Financial Review" section of the 2001 Annual Report to Stockholders.

PROPERTIES

The Company owns its corporate headquarters building in San Francisco, California as well as regional headquarters buildings in Phoenix, Arizona and Portland, Oregon and data processing support and administrative facilities in Tempe, Arizona; Minneapolis, Minnesota; Billings, Montana and Salt Lake City, Utah. In addition, the Company leases office space for data processing support and various administrative departments in major locations in Alaska, Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.

As of December 31, 2001, the Company provided banking, mortgage and consumer finance through more than 5,400 stores under various types of ownership and leasehold agreements. Wells Fargo Home Mortgage (WFHM) owns its headquarters in Des Moines, Iowa and servicing centers located in Minneapolis, Minnesota and Riverside, California. In addition, WFHM leases servicing centers in Minneapolis, Minnesota and Charlotte, North Carolina, other offices in Springfield, Illinois; St. Louis, Missouri and San Bernardino, California, an operations center in Frederick, Maryland and all mortgage production offices nationwide. Wells Fargo Financial owns its headquarters in Des Moines, Iowa, and leases all branch locations.

The Company is also a joint venture partner in one office building in downtown Los Angeles, California, and one office building in downtown Minneapolis, Minnesota.

For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 (Premises, Equipment, Lease Commitments, Interest Receivable and Other Assets) to Financial Statements included in the 2001 Annual Report to Stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                                YEARS WITH
                                                                                                                COMPANY OR
NAME AND COMPANY POSITION                 POSITIONS HELD DURING THE PAST FIVE YEARS                   AGE     PREDECESSORS
--------------------------                -----------------------------------------                   ---     ------------
Howard I. Atkins             Executive Vice President and Chief Financial Officer (August 2001 to      51                0
Executive Vice               Present); Executive Vice President and Chief Financial Officer of New
President and Chief          York Life Insurance Co. (April 1996 to July 2001)
Financial Officer

John A. Berg                 Group Executive Vice President (North Central Banking) (November 2000     56               26
Group Executive              to Present); Group Executive Vice President (Central Banking)
Vice President (North        (November 1998 to November 2000); Senior Vice President and Regional
Central Banking)             Group Head of former Norwest (March 1998 to November 1998); Regional
                             President (Greater Minnesota/La Crosse Region) (January 1990 to
                             March 1998)

Leslie S. Biller             Vice Chairman and Chief Operating Officer (November 1998 to Present);     54               14
Vice Chairman and            President and Chief Operating Officer of former Norwest (February
Chief Operating Officer      1997 to November 1998); Executive Vice President (South Central
                             Community Banking) (July 1990 to February 1997)

Patricia R. Callahan         Executive Vice President (Human Resources) (November 1998 to              48               24
Executive Vice President     Present); Executive Vice President of former Wells Fargo (Personnel)
(Human Resources)            (September 1998 to November 1998); Executive Vice President
                             (Wholesale Banking) (July 1997 to September 1998); Executive Vice
                             President (Personnel) (March 1993 to July 1997)

James R. Campbell            Group Executive Vice President (January 2002 to Present); Group           59               37
Group Executive              Executive Vice President (Minnesota Banking and Investments Group)
Vice President               (November 2000 to January 2002); Group Executive Vice President
                             (Minnesota Banking) (November 1998 to November
                             2000); Executive Vice President (North Central
                             Banking) of former Norwest (August 1997 to November
                             1998); Executive Vice President (Commercial Banking
                             Services, Specialized Lending and Nebraska)
                             (January 1996 to August 1997)

                                                                                                                YEARS WITH
                                                                                                                COMPANY OR
NAME AND COMPANY POSITION                 POSITIONS HELD DURING THE PAST FIVE YEARS                   AGE     PREDECESSORS
--------------------------                -----------------------------------------                   ---     ------------
C. Webb Edwards              Executive Vice President (Technology and Operations) (November 1998       54               17
Executive Vice President     to Present); Executive Vice President of the former Norwest (April
(Technology and Operations)  1995 to November 1998); and President and Chief Executive Officer of
                             Wells Fargo Services Company (formerly known as Norwest Services,
                             Inc. and Norwest Technical Services, Inc.) (May 1995 to Present)

David A. Hoyt                Group Executive Vice President (Wholesale Banking) (November 1998 to      46               20
Group Executive              Present); Vice Chair (Real Estate, Capital Markets, International) of
Vice President (Wholesale    former Wells Fargo (May 1997 to November 1998); Executive Vice
Banking)                     President (Capital Markets, Special Loans) (September 1994 to May
                             1997)

Michael R. James             Group Executive Vice President (Business Banking and Consumer             50               28
Group Executive Vice         Lending) (July 2000 to Present); Executive Vice President of Wells
President (Business Banking  Fargo Bank, N.A. (Business Banking Group Head) (July 1997 to July
and Consumer Lending)        2000); Executive Vice President (Business Banking Group Division
                             Manager) (June 1992 to July 1997)

Richard M. Kovacevich        Chairman, President and Chief Executive Officer (April 2001 to            58               16
Chairman, President and      Present); President and Chief Executive Officer (November 1998 to
Chief Executive Officer      April 2001); Chairman and Chief Executive Officer of former Norwest
                             (February 1997 to November 1998); Chairman, President and Chief
                             Executive Officer (May 1995 to January 1997)

Dennis J. Mooradian          Group Executive Vice President (Private Client Services) (July 1999       54                5
Group Executive Vice         to Present); Executive Vice President of Wells Fargo Bank, N.A. (May
President (Private Client    1996 to July 1999)
Services)

David J. Munio               Executive Vice President (Chief Credit Officer) (November 2001 to         57               28
Executive Vice               Present); Executive Vice President and Deputy Chief Credit Officer of
President (Chief             Wells Fargo Bank, N.A. (September 1999 to November 2001); Executive
Credit Officer)              Vice President (Loan Supervision) (April 1996 to September 1999)

                                                                                                                YEARS WITH
                                                                                                                COMPANY OR
NAME AND COMPANY POSITION                 POSITIONS HELD DURING THE PAST FIVE YEARS                   AGE     PREDECESSORS
--------------------------                -----------------------------------------                   ---     ------------
Mark C. Oman                 Group Executive Vice President (Mortgage and Home Equity) (November       47               22
Group Executive              1998 to Present); Executive Vice President (Mortgage Services and
Vice President (Mortgage     Iowa Community Banking) of former Norwest (February 1997 to November
and Home Equity)             1998); and Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (February 1997 to Present); Chief
                             Executive Officer (August 1989 to January 2001); President (August
                             1989 to February 1997)

Clyde W. Ostler              Group Executive Vice President (Internet Services) (October 1999 to       55               31
Group Executive              Present); Group Executive Vice President (Investments) (November 1998
Vice President (Internet     to October 1999); Vice Chair (Trust and Investment Services) of
Services)                    former Wells Fargo (May 1993 to November 1998)

Daniel W. Porter             Group Executive Vice President (Wells Fargo Financial) and Chairman       46                2
Group Executive Vice         and Chief Executive Officer of Wells Fargo Financial, Inc.
President (Wells Fargo       (December 1999 to Present); various positions with GE Capital since
Financial)                   1986 including Managing Director of GE Capital Europe in London
                             (European Transportation Group) (March 1998 to
                             December 1999); President of Global Consumer
                             Development (September 1997 to March 1998); and
                             President and Chief Executive Officer of Retailer
                             Financial Services (April 1994 to September 1997)

Les L. Quock, CPA            Senior Vice President and Controller (November 1998 to Present);          48               22
Senior Vice President and    Senior Vice President (Payment Systems Services Group) of former
Controller (Principal        Wells Fargo (February 1997 to November 1998); Senior Vice President
Accounting Officer)          (Business Banking Group) (November 1993 to February 1997)

Stanley S. Stroup            Executive Vice President and General Counsel (November 1998 to            58               18
Executive Vice President     Present); Executive Vice President and General Counsel of former
and General Counsel          Norwest (February 1993 to November 1998)

John G. Stumpf               Group Executive Vice President (Western Banking) (May 2000 to             48               20
Group Executive              Present); Group Executive Vice President (Southwestern Banking)
Vice President (Western      (November 1998 to May 2000); Regional President (Texas) of former
Banking)                     Norwest (July 1994 to November 1998)

                                                                                                                YEARS WITH
                                                                                                                COMPANY OR
NAME AND COMPANY POSITION                 POSITIONS HELD DURING THE PAST FIVE YEARS                   AGE     PREDECESSORS
--------------------------                -----------------------------------------                   ---     ------------
Carrie L. Tolstedt           Group Executive Vice President (California and Border Banking)            42               12
Group Executive Vice         (January 2001 to Present); Regional President of Wells Fargo Bank,
President (California and    N.A. (Central California Banking) (December 1998 to January 2001);
Border Banking)              Regional Manager of Norwest Bank Minnesota, N.A. (Greater Minnesota
                             Community Banking) (May 1998 to December 1998); Executive Vice
                             President of FirstMerit Corporation and President and Chief
                             Executive Officer of  Citizens National Bank and Peoples National
                             Bank (August 1996 to May 1998)

There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules and Exhibits:

      (1) The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 54 through 98 of the 2001 Annual Report to Stockholders are incorporated herein by reference.

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

             Exhibit
              number                         Description
              ------                         -----------
                 3(a)   Restated Certificate of Incorporation, incorporated by
                        reference to Exhibit 3(b) to the Company's Current
                        Report on Form 8-K dated June 28, 1993. Certificates of
                        Amendment of Certificate of Incorporation, incorporated
                        by reference to Exhibit 3 to the Company's Current
                        Report on Form 8-K dated July 3, 1995 (authorizing
                        preference stock), Exhibits 3(b) and 3(c) to the
                        Company's Quarterly Report on Form 10-Q for the quarter
                        ended September 30, 1998 (changing the Company's name
                        and increasing authorized common and preferred stock,
                        respectively) and Exhibit 3(b) to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 2001 (increasing authorized common stock)

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

                  (k)   Certificate of Designations for the Company's Series C
                        Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                  (l) Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating
                        Preferred Stock, incorporated by reference to Exhibit
                        3(a) to the Company's Current Report on Form 8-K dated
                        April 21, 1999

                  (m)   Certificate of Designations for the Company's 1999 ESOP
                        Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company's Current
                        Report on Form 8-K dated April 21, 1999

                  (n)   Certificate of Designations for the Company's 2000 ESOP
                        Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 2000

                  (o)   Certificate of Designations for the Company's 2001 ESOP
                        Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001




                 3(p) By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

                 4(a)   See Exhibits 3(a) through 3(p)

                  (b) Rights Agreement, dated as of October 21, 1998, between the Company and ChaseMellon Shareholder Services, LLC, as Rights Agent, incorporated by reference to Exhibit
                        4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998

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

                 *(b) Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo's Proxy Statement filed March 14, 1994

                 *(c)   Wells Fargo Bonus Plan, incorporated by reference to
                        Exhibit 10(c) to the Company's Annual Report on Form
                        10-K for the year ended December 31, 2000

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




               10*(g) Employees' Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998. Amendment to Employees' Stock Deferral Plan, effective November 1, 2000, filed as paragraph (2) of
                        Exhibit 10(ff) hereto

                 *(h)   Deferred Compensation Plan, incorporated by reference to
                        Exhibit 10(a) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended June 30, 2001

                 *(i) 1999 Directors Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 2001.

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

                 *(s)   Supplemental 401(k) Plan, incorporated by reference to
                        Exhibit 10(a) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1999. Amendment to Supplemental 401(k) Plan, effective November 1, 2000, filed as paragraph (9) of Exhibit 10(ff) hereto.

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

                 *(v) Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to
                        Exhibit 19(e) to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

                 *(w)   Agreement, dated July 11, 2001, between the Company and
                        Howard I. Atkins, incorporated by reference to Exhibit
                        10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

                 *(x)   Amended and Restated Employment Agreement, dated as of
                        October 18, 2000, between the Company and Spencer F.
                        Eccles, incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

                 *(y)   Agreement between the Company and Mark C. Oman, dated
                        May 7, 1999 and agreements between the Company and two other executive officers, dated October 7, 1998, and October 25, 1999, respectively, incorporated by reference to Exhibit 10(y) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1999




               10*(z) Form of severance agreement between the Company and seven executive officers, including Richard M.
                        Kovacevich, Les S. Biller, Mark C. Oman and C. Webb
                        Edwards, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1,
                        1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1995

                 *(aa)  Description of Supplemental Retirement Benefit
                        Arrangement for C. Webb Edwards, incorporated by reference to Exhibit 10(aa) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 2000

                 *(bb)  Consulting Agreement dated January 25, 1999, between the
                        Company and Chang-Lin Tien, incorporated by reference to
                        Exhibit 10(gg) to the Company's Annual Report on Form
                        10-K for the year ended December 31, 1998

                 *(cc)  Description of Relocation Program, filed herewith

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

                 *(ff)  Amendments to Long-Term Incentive Compensation Plan,
                        Employees' Stock Deferral Plan, Deferred Compensation
                        Plan for Non-Employee Directors, Directors' Stock
                        Deferral Plan, Directors' Formula Stock Award Plan,
                        1999 Deferral Plan for Directors, and Supplemental
                        401(k) Plan, incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000

                  (gg) Agreement between the Company and an executive officer, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

                  (hh)  PartnerShares Stock Option Plan, as amended through
                        February 26, 2002, filed herewith

---------------
* Management contract or compensatory plan or arrangement

Stockholders may obtain a copy of any of the foregoing exhibits, upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Wells Fargo Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota
55479.


                12(a) Computation of Ratios of Earnings to Fixed Charges -- the ratios of earnings to fixed charges, including interest on deposits, were 1.79, 1.82, 2.07, 1.62 and
                        1.79 for the years ended December 31, 2001, 2000, 1999,
                        1998 and 1997, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 2.64, 2.67, 3.29, 2.51 and 3.02 for the years ended
                        December 31, 2001, 2000, 1999, 1998 and 1997,
                        respectively.

                  (b)   Computation of Ratios of Earnings to Fixed Charges and
                        Preferred Dividends -- the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 1.79, 1.81, 2.05, 1.60 and 1.77 for the years ended December 31, 2001, 2000, 1999, 1998 and
                        1997, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 2.62, 2.65, 3.22, 2.45 and 2.93 for the years ended December 31, 2001, 2000, 1999, 1998 and
                        1997, respectively.

                13      2001 Annual Report to Stockholders, pages 33 through 98

                21      Subsidiaries of the Company

                23      Consent of Independent Accountants

                24      Powers of Attorney

(b) The Company filed the following reports on Form 8-K during the fourth quarter of 2001:

    (1) October 16, 2001, under Item 5, containing the Company's financial results for the quarter ended September 30, 2001

STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2002 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than the Current Report on Form 8-K filed
October 14, 1997, containing a description of the Company's common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2002.

                                   WELLS FARGO & COMPANY

                                   By:    RICHARD M. KOVACEVICH
                                          -------------------------------------
                                          Richard M. Kovacevich
                                          Chairman, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                    By:    HOWARD I. ATKINS
                                           ------------------------------------
                                           Howard I. Atkins
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

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


       Leslie S. Biller                   Richard D. McCormick
       J.A. Blanchard III                 Cynthia H. Milligan
       Michael R. Bowlin                  Benjamin F. Montoya
       David A. Christensen               Donald B. Rice
       Spencer F. Eccles                  Judith M. Runstad
       Robert L. Joss                     Susan G. Swenson
       Reatha Clark King                  Michael W. Wright
       Richard M. Kovacevich


                                    By:    PHILIP J. QUIGLEY
                                           ------------------------------------
                                           Philip J. Quigley
                                           Director and Attorney-in-fact
                                           March 15, 2002