Form 10-Q
period 2002-03-31
WELLS FARGO & CO/MN
filed 2002-05-10
CIK 72971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0449260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding April 30, 2002
Common stock, $1-2/3 par value	1,710,675,107

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	21
	Overview	22
	Factors that May Affect Future Results	24
	Earnings Performance	29
	Net Interest Income	29
	Noninterest Income	31
	Noninterest Expense	33
	Operating Segment Results	34
	Balance Sheet Analysis	35
	Securities Available for Sale	35
	Loan Portfolio	37
	Nonaccrual and Restructured Loans and Other Assets	38
	Loans 90 Days Past Due and Still Accruing	40
	Allowance for Loan Losses	41
	Interest Receivable and Other Assets	42
	Deposits	43
	Capital Adequacy/Ratios	43
	Off-Balance Sheet Transactions	44
	Asset/Liability and Market Risk Management	45
	Capital Management	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	49
Signature		51

        The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such periods. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. The interim financial information should be read in conjunction with Wells Fargo & Company's 2001 Annual Report on Form 10-K.

PART I—FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31,
(in millions, except per share amounts)	2002	2001

INTEREST INCOME
Securities available for sale	$656	$604
Mortgages held for sale	591	257
Loans held for sale	69	93
Loans	3,292	3,843
Other interest income	73	84

Total interest income	4,681	4,881

INTEREST EXPENSE
Deposits	494	1,121
Short-term borrowings	174	394
Long-term debt	331	529
Guaranteed preferred beneficial interests in Company's subordinated debentures	27	17

Total interest expense	1,026	2,061

NET INTEREST INCOME	3,655	2,820
Provision for loan losses	490	361

Net interest income after provision for loan losses	3,165	2,459

NONINTEREST INCOME
Service charges on deposit accounts	505	428
Trust and investment fees	439	415
Credit card fees	201	181
Other fees	311	307
Mortgage banking	359	391
Insurance	263	118
Net gains on debt securities available for sale	37	88
Income (loss) from equity investments	(19)	138
Other	205	348

Total noninterest income	2,301	2,414

NONINTEREST EXPENSE
Salaries	1,076	977
Incentive compensation	357	204
Employee benefits	329	278
Equipment	236	237
Net occupancy	269	237
Goodwill	—	144
Core deposit intangibles	41	43
Net gains on dispositions of premises and equipment	(2)	(19)
Other	1,022	895

Total noninterest expense	3,328	2,996

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,138	1,877
Income tax expense	759	712

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,379	1,165
Cumulative effect of change in accounting principle	(276)	—

NET INCOME	$1,103	$1,165

NET INCOME APPLICABLE TO COMMON STOCK	$1,102	$1,161

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.81	$.68

Diluted earnings per common share	$.80	$.67

EARNINGS PER COMMON SHARE
Earnings per common share	$.65	$.68

Diluted earnings per common share	$.64	$.67

DIVIDENDS DECLARED PER COMMON SHARE	$.26	$.24

Average common shares outstanding	1,703.0	1,715.9

Diluted average common shares outstanding	1,718.9	1,738.7

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except shares)	March 31, 2002	December 31, 2001	March 31, 2001

ASSETS
Cash and due from banks	$14,559	$16,968	$15,523
Federal funds sold and securities purchased under resale agreements	2,788	2,530	2,869
Securities available for sale	40,085	40,308	38,144
Mortgages held for sale	26,266	30,405	18,677
Loans held for sale	5,315	4,745	4,875
Loans	178,447	172,499	161,876
Allowance for loan losses	3,842	3,761	3,759

Net loans	174,605	168,738	158,117

Mortgage servicing rights	7,138	6,241	5,340
Premises and equipment, net	3,660	3,549	3,429
Core deposit intangibles	981	1,013	1,135
Goodwill	9,733	9,527	9,280
Interest receivable and other assets	26,379	23,545	22,281

Total assets	$311,509	$307,569	$279,670

LIABILITIES
Noninterest-bearing deposits	$60,728	$65,362	$54,996
Interest-bearing deposits	128,840	121,904	116,325

Total deposits	189,568	187,266	171,321
Short-term borrowings	33,408	37,782	29,352
Accrued expenses and other liabilities	16,482	16,777	16,597
Long-term debt	40,839	36,095	34,600
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	2,435	935
STOCKHOLDERS' EQUITY
Preferred stock	389	218	525
Unearned ESOP shares	(338)	(154)	(269)

Total preferred stock	51	64	256
Common stock—$1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,472	9,436	9,354
Retained earnings	16,609	16,005	15,176
Cumulative other comprehensive income	676	752	122
Treasury stock—27,844,043 shares, 40,886,028 shares and 17,838,827 shares	(1,375)	(1,937)	(937)

Total stockholders' equity	28,327	27,214	26,865

Total liabilities and stockholders' equity	$311,509	$307,569	$279,670

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in millions, except shares)	Number of shares	Preferred stock	Unearned ESOP shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Cumulative other comprehensive income	Total stockholders' equity

BALANCE DECEMBER 31, 2000		$385	$(118)	$2,894	$9,337	$14,541	$(1,075)	$524	$26,488

Comprehensive income
Net income						1,165			1,165
Other comprehensive income, net of tax:
Translation adjustments								(2)	(2)
Net unrealized losses on securities available for sale, net of reclassification of $174 million of net gains included in net income								(564)	(564)
Cumulative effect of the change in accounting principle for derivatives and hedging activities								71	71
Net unrealized gains on derivatives and hedging activities, net of reclassification of $14 million of net losses on cash flow hedges included in net income								93	93

Total comprehensive income									763
Common stock issued	7,934,646				2	(114)	348		236
Common stock issued for acquisitions	385,727						18		18
Common stock repurchased	5,480,399						(275)		(275)
Preferred stock (192,000) issued to ESOP		192	(207)		15				—
Preferred stock released to ESOP			56		(4)				52
Preferred stock (52,257) converted to common shares	1,056,381	(52)			4		48		—
Preferred stock dividends						(4)			(4)
Common stock dividends						(412)			(412)
Change in Rabbi trust assets (classified as treasury stock)							(1)		(1)

Net change		140	(151)	—	17	635	138	(402)	377

BALANCE MARCH 31, 2001		$525	$(269)	$2,894	$9,354	$15,176	$(937)	$122	$26,865

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income
Net income						1,103			1,103
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale, net of reclassification of $31 million of net gains included in net income								(137)	(137)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $68 million of net losses on cash flow hedges included in net income								61	61

Total comprehensive income									1,027
Common stock issued	4,100,927				22	(54)	175		143
Common stock issued for acquisitions	10,373,249				(5)		458		453
Common stock repurchased	2,781,496						(131)		(131)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			71		(5)				66
Preferred stock (66,611) converted to common shares	1,349,305	(67)			7		60		—
Preferred stock dividends						(1)			(1)
Common stock dividends						(444)			(444)

Net change		171	(184)	—	36	604	562	(76)	1,113

BALANCE MARCH 31, 2002		$389	$(338)	$2,894	$9,472	$16,609	$(1,375)	$676	$28,327

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31,
(in millions)	2002	2001

Cash flows from operating activities:
Net income	$1,103	$1,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	490	361
Depreciation and amortization	536	481
Net gains on securities available for sale	(50)	(281)
Net gains on sales of mortgage loan origination/sale activities	(120)	(40)
Net gains on sales of loans	(6)	(13)
Net gains on dispositions of premises and equipment	(2)	(19)
Net gains on dispositions of operations	(3)	(101)
Release of preferred shares to ESOP	66	52
Net (increase) decrease in trading assets	—	19
Deferred income tax expense	420	141
Net (increase) decrease in accrued interest receivable	(57)	63
Net increase (decrease) in accrued interest payable	3	(66)
Originations of mortgages held for sale	(60,314)	(27,760)
Proceeds from sales of mortgages held for sale	65,811	20,066
Principal collected on mortgages held for sale	276	267
Net (increase) decrease in loans held for sale	(570)	1,624
Other assets, net	(446)	(111)
Other accrued expenses and liabilities, net	(657)	2,330

Net cash provided (used) by operating activities	6,480	(1,822)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	2,084	8,973
Proceeds from prepayments and maturities	2,176	1,218
Purchases	(3,050)	(11,931)
Net cash paid for acquisitions	(553)	(98)
Net increase in banking subsidiaries' loans resulting from originations and collections	(3,914)	(1,963)
Proceeds from sales (including participations) of banking subsidiaries' loans	355	249
Purchases (including participations) of banking subsidiaries' loans	(250)	(159)
Principal collected on nonbank subsidiaries' loans	2,843	3,218
Nonbank subsidiaries' loans originated	(3,175)	(2,456)
Proceeds from dispositions of operations	3	1,182
Proceeds from sales of foreclosed assets	145	52
Net increase in federal funds sold and securities purchased under resale agreements	(116)	(1,271)
Net (increase) decrease in mortgage servicing rights	(1,609)	96
Other, net	(902)	(5,963)

Net cash used by investing activities	(5,963)	(3,845)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,013)	1,762
Net (decrease) increase in short-term borrowings	(5,261)	363
Proceeds from issuance of long-term debt	7,489	5,988
Repayment of long-term debt	(3,092)	(3,427)
Proceeds from issuance of guaranteed preferred beneficial interests in Company's subordinated debentures	450	—
Proceeds from issuance of common stock	114	225
Repurchase of common stock	(131)	(275)
Payment of cash dividends on preferred and common stock	(445)	(416)
Other, net	(37)	(8)

Net cash (used) provided by financing activities	(2,926)	4,212

Net change in cash and due from banks	(2,409)	(1,455)
Cash and due from banks at beginning of quarter	16,968	16,978

Cash and due from banks at end of quarter	$14,559	$15,523

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$1,029	$1,995
Income taxes	422	723
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$162	$54
Transfers from loans to mortgages held for sale	1,232	—

WELLS FARGO & COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

        Descriptions of the significant accounting policies of Wells Fargo & Company and Subsidiaries (the Company) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company's 2001 Annual Report to Stockholders on Form 10-K. There have been no significant changes to these policies with the exception of the policies for goodwill and identifiable intangible assets presented below.

Goodwill and Other Intangible Assets

        Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, results from purchase method business combinations. On July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, the Company's goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized over periods of up to 25 years. Effective January 1, 2002, all goodwill amortization was discontinued.

        Effective January 1, 2002, goodwill will be assessed at least annually for impairment on a reporting unit level by applying a fair-value-based test using discounted estimated future net cash flows. In the first quarter of 2002, the Company completed its initial goodwill impairment assessment and recorded a transitional impairment charge as a cumulative effect of a change in accounting principle in the Consolidated Statement of Income. Impairment that may result from subsequent assessments will be recognized as a charge to noninterest expense unless related to discontinued operations.

        Core deposit intangibles are amortized on an accelerated basis based on useful lives of up to 15 years. Certain identifiable intangible assets that are included in other assets are generally amortized using an accelerated method over useful lives of up to 15 years.

        The Company reviews intangible assets (excluding mortgage servicing rights) annually for impairment, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying value of the asset. Impairment is recognized by writing down the asset to the extent that the carrying value exceeds its fair value.

2.    Business Combinations

        The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

        Transactions completed in the three months ended March 31, 2002 include:

(in millions)	Date	Assets
Risk Management Services, Inc., Morristown, Tennessee	January 1	$2
Alcalay, Cohen, Inc. d/b/a General Insurance Consultants, Tarzana, California	February 1	6
Texas Financial Bancorporation, Inc., Minneapolis, Minnesota	February 1	2,957
Five affiliated banks and related entities of Marquette Bancshares, Inc. located in Minnesota, Wisconsin, Illinois, Iowa and South Dakota	February 1	3,086
SIFE, Walnut Creek, California	February 22	25
Rediscount business of Washington Mutual Bank, FA, Philadelphia, Pennsylvania	March 28	281

		$6,357

        The Company had one pending business combination as of March 31, 2002, with approximately $350 million of total assets.

3.    Preferred Stock

        The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

        The table below is a summary of the Company's preferred stock. A detailed description of the Company's preferred stock is provided in Note 11 to the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

	Shares issued and outstanding			Carrying amount (in millions)
							Adjustable dividends rate
	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001
							Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,460,000	$73	$73	$73	5.50%	10.50%
6.59%/Adjustable-Rate Noncumulative Preferred Stock, Series H (1)(2)	—	—	4,000,000	—	—	200	7.00	13.00
2002 ESOP Cumulative Convertible (3)	174,913	—	—	175	—	—	10.50	11.50
2001 ESOP Cumulative Convertible (3)	58,426	61,800	150,361	58	62	150	10.50	11.50
2000 ESOP Cumulative Convertible (3)	39,812	39,962	45,163	40	40	45	11.50	12.50
1999 ESOP Cumulative Convertible (3)	15,552	15,552	18,019	15	15	18	10.30	11.30
1998 ESOP Cumulative Convertible (3)	6,145	6,145	7,551	6	6	8	10.75	11.75
1997 ESOP Cumulative Convertible (3)	7,576	7,576	9,452	8	8	10	9.50	10.50
1996 ESOP Cumulative Convertible (3)	7,707	7,707	10,126	8	8	10	8.50	9.50
1995 ESOP Cumulative Convertible (3)	5,543	5,543	8,237	5	5	8	10.00	10.00
ESOP Cumulative Convertible (3)	1,002	1,002	2,638	1	1	3	9.00	9.00
Unearned ESOP shares (4)	—	—	—	(338)	(154)	(269)	—	—

Total	1,776,676	1,605,287	5,711,547	$51	$64	$256

(1)
Liquidation preference $50.

(2)
Annualized dividend rate was 6.59% until October 1, 2001. On October 1, 2001 all shares were redeemed at the stated liquidation price plus accrued dividends.

(3)
Liquidation preference $1,000.

(4)
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

4.    Earnings Per Common Share

        The table below shows dual presentation of earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31,
(in millions, except per share amounts)	2002	2001

Net income before effect of change in accounting principle	$1,379	$1,165
Less: Preferred stock dividends	1	4

Net income applicable to common stock before effect of change in accounting principle (numerator)	1,378	1,161
Cumulative effect of change in accounting principle (numerator)	(276)	—

Net income applicable to common stock (numerator)	$1,102	$1,161

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,703.0	1,715.9

Per share before effect of change in accounting principle	$.81	$.68
Per share effect of change in accounting principle	(.16)	—

Per share	$.65	$.68

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,703.0	1,715.9
Add: Stock options	15.6	22.0
Restricted share rights	.3	.8

Diluted average common shares outstanding (denominator)	1,718.9	1,738.7

Per share before effect of change in accounting principle	$.80	$.67
Per share effect of change in accounting principle	(.16)	—

Per share	$.64	$.67

5.    "Adjusted" Earnings—FAS 142 Transitional Disclosure

        Effective January 1, 2002, under FAS 142, amortization of goodwill was discontinued. For comparability, the table below reconciles the Company's reported earnings for first quarter 2001 to "adjusted" earnings, which exclude goodwill amortization.

	Quarter ended March 31,
	2002	2001
(in millions, except per share amounts)	Reported earnings	Reported earnings	Goodwill amortization	"Adjusted" earnings

Income before income tax expense and effect of change in accounting principle	$2,138	$1,877	$144	$2,021
Income tax expense	759	712	9	721

Net income before effect of change in accounting principle	1,379	1,165	135	1,300
Less: Preferred stock dividends	1	4	—	4

Net income applicable to common stock before effect of change in accounting principle	1,378	1,161	135	1,296
Cumulative effect of change in accounting principle	(276)	—	—	—

Net income applicable to common stock	$1,102	$1,161	$135	$1,296

Earnings per common share before effect of change in accounting principle	$.81	$.68	$.08	$.76

Earnings per common share	$.65	$.68	$.08	$.76

Diluted earnings per common share before effect of change in accounting principle	$.80	$.67	$.08	$.75

Diluted earnings per common share	$.64	$.67	$.08	$.75

6.    Operating Segments

        The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results are determined based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability. Results for 2001 have been restated to eliminate goodwill amortization from the operating segments and to reflect changes in transfer pricing methodology applied in first quarter 2002.

        The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

        Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PhoneBankSMcenters and the National Business Banking Center. Online banking services include the Wells Fargo Internet Services Group and Wells Fargo Business Gateway®, a personal computer banking service exclusively for the small business customer.

        The Wholesale Banking Group serves businesses across the United States with annual sales in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, electronic products, insurance and insurance brokerage services, and investment banking services. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

        Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean and Latin America. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Credit cards are offered to consumer finance customers through two credit card banks. Wells Fargo Financial also provides lease and other commercial financing.

        The Reconciliation Column includes all amortization of goodwill for 2001, the net impact of transfer pricing loan and deposit balances, the cost of external debt, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the consolidated level.

        The following table provides the results for the Company's three major operating segments.

(income/expense in millions, average balances in billions)	Community Banking		Wholesale Banking		Wells Fargo Financial		Reconciliation column (3)		Consolidated Company
Quarter ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (1)	$2,680	$1,907	$558	$539	$441	$392	$(24)	$(18)	$3,655	$2,820
Provision for loan losses	276	216	85	39	129	106	—	—	490	361
Noninterest income	1,541	1,784	651	506	91	85	18	39	2,301	2,414
Noninterest expense	2,403	2,073	654	531	270	242	1	150	3,328	2,996

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	1,542	1,402	470	475	133	129	(7)	(129)	2,138	1,877
Income tax expense (benefit) (2)	562	497	167	173	49	48	(19)	(6)	759	712

Net income (loss) before effect of change in accounting principle	980	905	303	302	84	81	12	(123)	1,379	1,165
Cumulative effect of change in accounting principle	—	—	(98)	—	(178)	—	—	—	(276)	—

Net income (loss)	$980	$905	$205	$302	$(94)	$81	$12	$(123)	$1,103	$1,165

Average loans	$109	$98	$49	$50	$14	$12	$—	$—	$172	$160
Average assets	223	185	69	63	16	14	6	7	314	269
Average core deposits	161	142	17	15	—	—	—	—	178	157

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

(3)
The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $19 million and $41 million; and unallocated items of $(25) million and $(20) million for the first quarter of 2002 and 2001, respectively. Net income includes Treasury activities of $11 million and $25 million; and unallocated items of $1 million and $(148) million for the first quarter of 2002 and 2001, respectively. The material items in the reconciliation column related to noninterest expense include goodwill and nonqualifying CDI amortization of $148 million for the first quarter of 2001. The material items in the reconciliation column related to average assets include goodwill and nonqualifying CDI of $6 billion and $7 billion for the first quarter of 2002 and 2001, respectively. Results for 2001 have been restated to reclassify goodwill amortization from the three operating segments to the reconciliation column for comparability.

7.    Mortgage Banking Activities

        Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

        The components of mortgage banking noninterest income are presented below:

	Quarter ended March 31,
(in millions)	2002	2001

Origination and other closing fees	$220	$121
Servicing fees, net of amortization and impairment	(73)	18
Net gains on securities available for sale	—	136
Net gains on mortgage loan origination/sales activities	120	40
All other	92	76

Total mortgage banking noninterest income	$359	$391

        The managed servicing portfolio totaled $539 billion at March 31, 2002, $514 billion at December 31, 2001 and $472 billion at March 31, 2001, which included loans subserviced for others of $56 billion, $63 billion and $81 billion, respectively.

        The following table summarizes the changes in capitalized mortgage loan servicing rights:

	Quarter ended March 31,
(in millions)	2002	2001

Balance, beginning of quarter	$7,365	$5,609
Originations(1)	662	324
Purchases(1)	402	160
Amortization	(370)	(166)
Other (includes changes in mortgage servicing rights due to hedging)	545	(418)

	8,604	5,509
Less: Valuation allowance	1,466	169

Balance, end of quarter	$7,138	$5,340

(1)
The weighted-average amortization period for mortgage servicing rights added during the first quarter of 2002 was 7.3 years.

        The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

	Quarter ended March 31,
(in millions)	2002	2001

Balance, beginning of quarter	$1,124	$—
Provision for capitalized mortgage servicing rights in excess of fair value	342	169

Balance, end of quarter	$1,466	$169

8.    Intangible Assets

        The gross carrying amount of intangible assets and the associated accumulated amortization at March 31, 2002 is presented in the following table.

	March 31, 2002
(in millions)	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Mortgage servicing rights	$11,861	$3,257
Core deposit intangibles	2,414	1,433
Other	294	191

Total	$14,569	$4,881

Unamortized intangible asset (trademark)	$14

        The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

        The following table shows the current period and estimated future amortization expense for amortized intangible assets:

(in millions)	Mortgage servicing rights	Core deposit intangibles	Other	Total

Quarter ended March 31, 2002 (actual)	$370	$41	$10	$421
Nine months ended December 31, 2002 (estimate)	1,207	115	15	1,337
Estimate for year ended December 31,
2003	1,227	142	18	1,387
2004	1,024	132	15	1,171
2005	855	120	12	987
2006	713	107	9	829
2007	595	98	8	701

9.    Goodwill

        The following table summarizes the changes in the first quarter of 2002 in the carrying amount of goodwill as allocated to the Company's operating segments for the purpose of goodwill impairment analysis.

(in millions)	Community Banking	Wholesale Banking	Wells Fargo Financial	Consolidated Company

Balance December 31, 2001	$6,265	$2,655	$607	$9,527
Goodwill from business combinations	586	17	7	610
Transitional goodwill impairment charge	—	(133)	(271)	(404)

Balance March 31, 2002	$6,851	$2,539	$343	$9,733

        During the first quarter of 2002, the Company completed its initial goodwill impairment testing. All reporting units were evaluated using discounted estimated future net cash flows. The process resulted in a $276 million (after tax), $404 million (before tax), transitional impairment charge reported as a cumulative effect of a change in accounting principle. The transitional impairment resulted from a change in the method of testing for goodwill impairment under FAS 142, as well as a change in business strategies, reflecting the current economic outlook, for certain reporting units in Wholesale Banking and Wells Fargo Financial, primarily Island Finance, a Puerto Rico based consumer finance company acquired in 1995.

        Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company's operating segments for management reporting discussed in Note 6 (Operating Segments) to Financial Statements. At March 31, 2002, for management reporting, the balance of goodwill for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.87 billion, $589 million and $343 million, respectively, with $5.93 billion recorded at the enterprise level.

10.  Derivative Instruments and Hedging Activities

Fair Value Hedges

        The Company enters into interest rate swaps to convert certain of its fixed-rate long-term debt to floating-rate debt. The Company recognized a net gain of $1 million for the first quarter of 2002, compared with $6 million for the first quarter of 2001, as an offset to interest expense, representing the ineffective portion of fair value hedges of long-term debt. For long-term debt, all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

        The Company also enters into derivative contracts to hedge its mortgage servicing rights and other retained interests. The ineffective portion of these fair value hedges amounted to a net gain of $297 million in the first quarter of 2002, compared with a net loss of $17 million in the first quarter of 2001. This gain primarily resulted from increased interest rate volatility. Also, in the first quarter of 2002, a net gain of $275 million related to the spread between spot and forward rates on these derivative contracts was excluded from the assessment of hedge ineffectiveness. These gains were more than offset by higher mortgage servicing rights impairment charges and amortization expenses amounting to $712 million. These gains, impairment charges and amortization expenses are included in "Servicing fees, net of impairment and amortization" in Note 7 (Mortgage Banking Activities) to Financial Statements. As of March 31, 2002, designated hedges continued to qualify as fair value hedges.

Cash Flow Hedges

        In the first quarter of 2002, the Company recognized a net loss of $108 million, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $14 million in the first quarter of 2001. The change was due to growth in mortgages held for sale and increased interest rate volatility. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness, except for derivative instruments hedging commercial loans indexed to LIBOR, where only the benchmark interest rate is included in the assessment of hedge effectiveness. As of March 31, 2002, designated hedges continued to qualify as cash flow hedges.

        At March 31, 2002, $191 million of deferred net gains on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months, compared with $24 million at March 31, 2001. The maximum term the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is ten years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments—Summary Information

        The following table summarizes the credit risk amount and estimated net fair value for the Company's derivative financial instruments at March 31, 2002 and December 31, 2001.

	March 31, 2002		December 31, 2001
(in millions)	Credit risk amount (2)	Estimated net fair value	Credit risk amount (2)	Estimated net fair value

ASSET/LIABILITY MANAGEMENT HEDGES(1)
Interest rate contracts	$1,858	$1,331	$2,197	$1,507
CUSTOMER ACCOMMODATIONS AND TRADING(1)
Interest rate contracts	1,645	(30)	2,363	232
Commodity contracts	18	1	18	1
Equity contracts	26	6	33	5
Credit contracts	25	(1)	13	(2)
Foreign exchange contracts	227	67	245	66

(1)
The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.

(2)
Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

11.  Guaranteed Preferred Beneficial Interest in Company's Subordinated Debentures

        On March 27, 2002, Wells Fargo Capital VI (the "Trust"), a business trust established by the Company to issue trust preferred securities, issued to the public $450 million in trust preferred securities in the form of its 6.95% Capital Securities and issued to the Company $14 million of trust common securities. The Trust used the proceeds to purchase $464 million of the Company's 6.95% junior subordinated debentures due April 15, 2032 (the Debentures). The Debentures are the sole assets of the Trust and are subordinate to all of the Company's existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. Concurrent with the issuance of the Debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

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

        The stated maturity date of the Debentures is April 15, 2032, which may be accelerated under limited circumstances or extended to no later than April 15, 2052. In addition, the Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after April 15, 2007 or in whole, but not in part, within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

	Quarter ended			% Change Mar. 31, 2002 from
(in millions, except per share amounts)	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2001

For the Period
Before effect of change in accounting principle(1) and excluding goodwill amortization
Net income	$1,379	$1,328	$1,300	4%	6%
Diluted earnings per common share	.80	.77	.75	4	7
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.78%	1.73%	1.96%	3	(9)
Net income applicable to common stock to average common stockholders' equity (ROE)	20.01	19.47	20.04	3	—
Efficiency ratio (2)	55.9	56.1	54.5	—	3
After effect of change in accounting principle
Net income	$1,103	$1,181	$1,165	(7)	(5)
Diluted earnings per common share	.64	.69	.67	(7)	(4)
Profitability ratios (annualized)
ROA	1.42%	1.54%	1.76%	(8)	(19)
ROE	16.00	17.31	17.95	(8)	(11)
Efficiency ratio (2)	55.9	58.7	57.2	(5)	(2)
Dividends declared per common share	.26	.26	.24	—	8
Average common shares outstanding	1,703.0	1,696.7	1,715.9	—	(1)
Diluted average common shares outstanding	1,718.9	1,709.2	1,738.7	1	(1)
Total revenue	$5,956	$5,879	$5,234	1	14
Average loans	$172,128	$167,203	$159,888	3	8
Average assets	314,336	303,930	268,536	3	17
Average core deposits	177,646	175,752	156,898	1	13
Net interest margin	5.67%	5.50%	5.21%	3	9
At Period End
Securities available for sale	$40,085	$40,308	$38,144	(1)	5
Loans	178,447	172,499	161,876	3	10
Allowance for loan losses	3,842	3,761	3,759	2	2
Goodwill	9,733	9,527	9,280	2	5
Assets	311,509	307,569	279,670	1	11
Core deposits	181,659	182,295	163,414	—	11
Common stockholders' equity	28,276	27,150	26,609	4	6
Stockholders' equity	28,327	27,214	26,865	4	5
Tier 1 capital (3)	19,652	18,247	16,575	8	19
Total capital (3)	28,489	27,253	25,255	5	13
Capital ratios
Common stockholders' equity to assets	9.08%	8.83%	9.51%	3	(5)
Stockholders' equity to assets	9.09	8.85	9.61	3	(5)
Risk-based capital (3)
Tier 1 capital	7.68	6.99	7.18	10	7
Total capital	11.13	10.45	10.94	7	2
Leverage (3)	6.50	6.25	6.44	4	1
Book value per common share	$16.55	$16.01	$15.48	3	7
Staff (active, full-time equivalent)	123,200	119,714	113,214	3	9
Common Stock Price
High	$50.75	$45.14	$54.81	12	(7)
Low	42.90	38.25	42.55	12	1
Period end	49.40	43.47	49.47	14	—

(1)
Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.

(2)
The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(3)
See the Capital Adequacy/Ratios section for additional information.

OVERVIEW

        Wells Fargo & Company is a $312 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fifth in assets and third in market capitalization among U.S. bank holding companies at March 31, 2002. In this Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

        Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

        Net income for the first quarter of 2002, before the effect of an accounting change related to FAS 142, Goodwill and Other Intangible Assets, was $1.38 billion, compared with $1.30 billion (excluding goodwill amortization) for the first quarter of 2001. On the same basis, diluted earnings per common share for the first quarter of 2002 were $.80, compared with $.75 for the first quarter of 2001. On the same basis, return on average assets (ROA) and return on average common equity (ROE) for the first quarter of 2002 were 1.78% and 20.01%, respectively, compared with 1.96% and 20.04%, respectively, for the first quarter of 2001.

        Net income for the first quarter of 2002 was $1.10 billion, compared with $1.17 billion for the first quarter of 2001. Diluted earnings per common share for the first quarter of 2002 were $.64, compared with $.67 for the first quarter of 2001. ROA was 1.42% and ROE was 16.00% for the first quarter of 2002, compared with 1.76% and 17.95%, respectively, for the first quarter of 2001.

        Net interest income on a taxable-equivalent basis was $3.68 billion for the first quarter of 2002, compared with $2.83 billion for the first quarter of 2001. The Company's net interest margin was 5.67% for the first quarter of 2002, compared with 5.21% for the first quarter of 2001.

        Noninterest income was $2.30 billion for the first quarter of 2002, compared with $2.41 billion for the first quarter of 2001. The decrease was due to a decrease in market-sensitive income of $208 million, lower net gains on dispositions of operations of $98 million and a decrease in mortgage banking noninterest income, predominantly offset by an increase in service charges on deposit accounts along with an increase in insurance income as a result of the acquisition of Acordia in the second quarter of 2001.

        Revenue, the total of net interest income and noninterest income, increased to $5.96 billion in the first quarter of 2002 from $5.23 billion in the first quarter of 2001, an increase of 14%.

        Noninterest expense totaled $3.33 billion for the first quarter of 2002, compared with $3.00 billion for the first quarter of 2001, an increase of 11%. The increase was due to acquisitions completed in 2001 and first quarter 2002, as well as substantial increases in mortgage originations relative to the prior period, the effect of which was to increase active, full-time equivalent staff and associated salaries, benefits and incentive compensation.

        The provision for loan losses was $490 million in the first quarter of 2002, compared with $361 million in the first quarter of 2001. During the first quarter of 2002, net charge-offs were $487 million, or 1.15% of average total loans (annualized), compared with $361 million, or .92%, during the first quarter of 2001. The allowance for loan losses was $3.84 billion, or 2.15% of total loans, at March 31, 2002, compared with $3.76 billion, or 2.18%, at December 31, 2001 and $3.76 billion, or 2.32%, at March 31, 2001.

        At March 31, 2002, total nonaccrual and restructured loans were $1.62 billion, or .9% of total loans, compared with $1.64 billion, or 1.0%, at December 31, 2001 and $1.36 billion, or .8%, at March 31, 2001. Foreclosed assets amounted to $187 million at March 31, 2002, $171 million at December 31, 2001 and $127 million at March 31, 2001.

        The ratio of common stockholders' equity to total assets was 9.08% at March 31, 2002, compared with 8.83% at December 31, 2001 and 9.51% at March 31, 2001. The Company's total risk-based capital (RBC) ratio at March 31, 2002 was 11.13% and its Tier 1 RBC ratio was 7.68%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's RBC ratios at March 31, 2001 were 10.94% and 7.18%, respectively. The Company's leverage ratios were 6.50% and 6.44% at March 31, 2002 and March 31, 2001, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. The significant changes to the Company's accounting policies related to these Statements are presented in Note 1 (Summary of Significant Accounting Policies) in this report.

        The Company completed its initial goodwill impairment assessment and recorded a transitional impairment charge of $276 million (after tax) in first quarter 2002. At December 31, 2001, the Company had $9.53 billion of goodwill, $5.50 billion of which related to the 1996 purchase of First Interstate Bancorp. The Company has determined that recognition of impairment of the remaining First Interstate goodwill is not permitted under FAS 142 since the former First Interstate operations must be combined with other similar banking operations for impairment testing.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We make forward-looking statements in this report and from time to time in other reports and proxy statements we file with the Securities and Exchange Commission (SEC). In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

  •
  projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

  •
  descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

  •
  forecasts of our future economic performance; and

  •
  descriptions of assumptions underlying or relating to any of the foregoing.

        In this report, for example, we make forward-looking statements about:

  •
  future credit losses and non-performing assets;

  •
  future cash requirements relating to commitments to extend credit and to fund equity investments;

  •
  future amortization expense;

  •
  the impact of new accounting standards; and

  •
  the impact of interest rate changes on our net income and our securities available for sale portfolio.

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

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis"). Factors relating to the regulation and supervision of the Company are described in our Annual Report on Form 10-K for the year ended December 31, 2001. When we refer to our Form 10-K, we mean not only to the information included directly in that report but also to information incorporated by reference into that report from other documents including our 2001 Annual Report to Stockholders. Information incorporated into the Form 10-K from our 2001 Annual Report to Stockholders is filed as Exhibit 13 to the Form 10-K.

        Any factor described in this report or in our 2001 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our Form 10-K that could cause results to differ from our expectations.

Industry Factors

        As a financial services company, our earnings are significantly affected by business and economic conditions.

        Our earnings are impacted by business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. Business and economic conditions that negatively impact household or corporate incomes could decrease the demand for the Company's products and increase the number of customers who fail to pay their loans.

        Political conditions can also impact our earnings. Acts or threats of terrorism, and/or actions taken by the U.S. or other governments in response to acts or threats of terrorism, could impact business and economic conditions in the U.S. and abroad. Last year's terrorist attacks, for example, caused an immediate decrease in demand for air travel, which adversely affected not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism.

        We discuss other business and economic conditions in more detail elsewhere in this report.

        Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

        The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, and can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict or anticipate.

The financial services industry is highly competitive.

        We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a "financial holding company." Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

        The holding company, its subsidiary banks and many of its non-bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to the "Regulation and Supervision" section of our Annual Report on Form 10-K for the year ended December 31, 2001 and to Notes 3 (Cash, Loan and Dividend Restrictions) and 22 (Risk-Based Capital) to Financial Statements included in the 2001 Annual Report to Stockholders and incorporated by reference into the Form 10-K.

Consumers may decide not to use banks to complete their financial transactions.

        Technology and other changes are allowing parties to complete financial transactions that historically have involved banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

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

        The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our non-bank subsidiaries may pay to the holding company. Also, the holding company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. For more information, refer to "Regulation and Supervision—Dividend Restrictions" and "—Holding Company Structure" in our Annual Report on Form 10-K for the year ended December 31, 2001.

We have businesses other than banking.

        We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps mitigate the impact to the Company when downturns affect any one segment of our industry, it also means that our earnings could be subject to different risks and uncertainties. We discuss some examples below.

        Merchant Banking.    Our merchant banking activities including venture capital investments have a much greater risk of capital losses than our traditional banking activities. In addition, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. In addition, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities Available for Sale."

        Mortgage Banking.    The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates might be expected to increase the demand for mortgage loans as borrowers refinance, but could also lead to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. While the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. For more information, see in this report "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Market Risk Management."

We have an active acquisition program.

        We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. As a matter of policy, we do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

        Our ability to successfully complete an acquisition generally is subject to regulatory approval, and we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to divest banks or branches as a condition to receiving regulatory approval.

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

        Our stock price can fluctuate widely in response to a variety of factors including:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  new technology used, or services offered, by our competitors;

  •
  significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

  •
  failure to integrate our acquisitions or realize anticipated benefits from our acquisitions; and

  •
  changes in government regulations.

        General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

EARNINGS PERFORMANCE

NET INTEREST INCOME

        Net interest income on a taxable-equivalent basis increased to $3.68 billion in first quarter 2002 from $2.83 billion in first quarter 2001, due to a 20% increase in earning assets and a 46 basis point wider net interest margin.

        Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

        Earning assets increased $42.9 billion due to increases in average loans, mortgages held for sale and debt securities available for sale. Loans averaged $172.1 billion in the first quarter of 2002, compared with $159.9 billion in the first quarter of 2001. The increase in average loans was due to increased consumer demand, particularly for home finance. Average mortgages held for sale increased to $37.1 billion from $14.1 billion due to increased originations, including significant refinancing activity. These increases were partially offset by a slowdown in commercial loan demand in line with the weakening U.S. economy. Debt securities averaged $39.2 billion during the first quarter of 2002, and $34.3 billion in the first quarter of 2001.

        The net interest margin increased to 5.67% in first quarter 2002 from 5.21% in first quarter 2001, principally due to loan mix and a faster decline in deposit and borrowing costs than loan yields.

        An important contributor to the growth in net interest income and net interest margin was a 13% increase in core deposits, which are one of the Company's lowest cost sources of funding. Average core deposits were $177.6 billion and $156.9 billion and funded 57% and 58% of the Company's average total assets in the first quarter of 2002 and 2001, respectively. Total average interest-bearing deposits increased to $129.6 billion in first quarter 2002 from $115.4 billion in the same period of 2001. For the same periods, total average noninterest-bearing deposits increased to $59.5 billion from $51.4 billion. While savings certificates of deposits declined on average to $25.7 billion in first quarter 2002 from $32.8 billion in first quarter 2001, noninterest-bearing checking accounts and other core deposit categories increased in first quarter 2002 reflecting the Company's success in growing customer accounts and balances and reflecting growth in mortgage escrow deposits associated with the increase in mortgage volume in first quarter 2002.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31,
	2002			2001
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,391	1.88%	$11	$2,367	5.33%	$31
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,044	5.85	29	2,409	7.06	41
Securities of U.S. states and political subdivisions	2,080	8.31	41	1,996	7.67	37
Mortgage-backed securities:
Federal agencies	29,146	7.09	504	25,152	7.17	439
Private collateralized mortgage obligations	2,692	6.91	46	1,550	8.83	34

Total mortgage-backed securities	31,838	7.08	550	26,702	7.27	473
Other debt securities (4)	3,198	7.69	58	3,236	7.85	65

Total debt securities available for sale (4)	39,160	7.13	678	34,343	7.33	616
Mortgages held for sale (3)	37,149	6.34	591	14,146	7.24	257
Loans held for sale (3)	5,084	5.51	69	4,817	7.78	93
Loans:
Commercial	46,667	7.04	810	49,093	9.07	1,098
Real estate 1-4 family first mortgage	24,555	6.61	406	18,315	7.56	346
Other real estate mortgage	25,286	6.40	400	23,904	8.80	520
Real estate construction	8,032	5.73	113	7,916	9.60	187
Consumer:
Real estate 1-4 family junior lien mortgage	26,523	7.70	505	18,528	10.20	470
Credit card	6,572	12.24	202	6,333	14.15	225
Other revolving credit and monthly payment	23,548	10.49	611	23,942	11.94	712

Total consumer	56,643	9.39	1,318	48,803	11.57	1,407
Lease financing	9,362	7.27	170	10,273	7.98	204
Foreign	1,583	19.76	78	1,584	21.17	84

Total loans (5)	172,128	7.73	3,295	159,888	9.70	3,846
Other	6,104	4.17	62	3,539	5.98	52

Total earning assets	$262,016	7.26	4,706	$219,100	9.02	4,895

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,399	1.09	7	$2,469	3.67	22
Market rate and other savings	90,091.94		209	70,158	2.85	494
Savings certificates	25,700	3.58	227	32,828	5.80	470
Other time deposits	4,691	2.04	24	2,223	5.53	30
Deposits in foreign offices	6,712	1.65	27	7,708	5.54	105

Total interest-bearing deposits	129,593	1.54	494	115,386	3.94	1,121
Short-term borrowings	41,627	1.69	174	28,186	5.67	394
Long-term debt	37,661	3.53	331	33,571	6.31	529
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,460	4.52	27	933	7.80	17

Total interest-bearing liabilities	211,341	1.96	1,026	178,076	4.68	2,061
Portion of noninterest-bearing funding sources	50,675	—	—	41,024	—	—

Total funding sources	$262,016	1.59	1,026	$219,100	3.81	2,061

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.67%	$3,680		5.21%	$2,834

NONINTEREST-EARNING ASSETS
Cash and due from banks	$14,559			$14,813
Goodwill	9,732			9,266
Other	28,029			25,357

Total noninterest-earning assets	$52,320			$49,436

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$59,456			$51,443
Other liabilities	15,548			12,523
Preferred stockholders' equity	61			267
Common stockholders' equity	27,930			26,227
Noninterest-bearing funding sources used to fund earning assets	(50,675)			(41,024)

Net noninterest-bearing funding sources	$52,320			$49,436

TOTAL ASSETS	$314,336			$268,536

(1)
The average prime rate of the Company was 4.75% and 8.63% for the quarters ended March 31, 2002 and 2001, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.91% and 5.34% for the same quarters, respectively.

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

NONINTEREST INCOME

	Quarter ended March 31,
			% Change
(in millions)	2002	2001

Service charges on deposit accounts	$505	$428	18%
Trust and investment fees:
Asset management and custody fees	179	189	(5)
Mutual fund and annuity sales fees	200	214	(7)
All other	60	12	400

Total trust and investment fees	439	415	6
Credit card fees	201	181	11
Other fees:
Cash network fees	48	46	4
Charges and fees on loans	133	94	41
All other	130	167	(22)

Total other fees	311	307	1
Mortgage banking:
Origination and other closing fees	220	121	82
Servicing fees, net of amortization and impairment	(73)	18	—
Net gains on securities available for sale	—	136	(100)
Net gains on mortgage loan origination/sales activities	120	40	200
All other	92	76	21

Total mortgage banking	359	391	(8)
Insurance	263	118	123
Net gains on debt securities available for sale	37	88	(58)
Income (loss) from equity investments	(19)	138	—
Net gains on sales of loans	6	13	(54)
Net gains on dispositions of operations	3	101	(97)
All other	196	234	(16)

Total	$2,301	$2,414	(5)%

        Deposit service fees increased 18% due to growth in primary accounts and increased activity.

        Trust and investment fees increased 6% in first quarter 2002 due to the acquisition of H. D. Vest, partially offset by a decrease in mutual fund fees reflecting a shift from equity funds to money market funds. The Company managed mutual funds with $78 billion of assets at March 31, 2002, compared with $72 billion at March 31, 2001. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $540 billion and $486 billion at March 31, 2002 and 2001, respectively.

        Credit card fees increased 11% predominantly due to an increase in merchant fees on debit and credit cards.

        Mortgage banking fee income declined 8%. In general, mortgage interest rates were somewhat lower in first quarter 2002 than in first quarter 2001 which resulted in increased volume and consequently origination fees increased from $121 million to $220 million. At the same time, lower rates resulted in increased amortization and impairment provisions from mortgage servicing rights.

        Insurance income increased in first quarter 2002 due to Acordia, an insurance brokerage company acquired in second quarter 2001.

        The result from equity related investments was a net loss of $19 million, largely due to writedowns of certain telecommunication investments, compared with a $138 million net gain in first quarter 2001.

        Net gains on disposition of operations were negligible in first quarter 2002. The first quarter of last year included a $96 million gain from the divestiture of 39 stores in Idaho, New Mexico, Nevada and Utah as a condition to completing the First Security merger.

NONINTEREST EXPENSE

	Quarter ended March 31,
			% Change
(in millions)	2002	2001

Salaries	$1,076	$977	10%
Incentive compensation	357	204	75
Employee benefits	329	278	18
Equipment	236	237	—
Net occupancy	269	237	14
Goodwill	—	144	(100)
Core deposit intangibles:
Nonqualifying (1)	39	40	(3)
Qualifying	2	3	(33)
Net gains on dispositions of premises and equipment	(2)	(19)	(89)
Outside professional services	129	102	26
Contract services	82	116	(29)
Telecommunications	92	79	16
Outside data processing	84	77	9
Travel and entertainment	75	73	3
Advertising and promotion	65	58	12
Postage	65	69	(6)
Stationery and supplies	57	59	(3)
Operating losses	45	56	(20)
Insurance	52	47	11
Security	40	27	48
All other	236	132	79

Total	$3,328	$2,996	11%

(1)
Represents amortization of core deposit intangibles acquired after February 1992 subtracted from stockholders' equity in computing regulatory capital for bank holding companies.

        Salaries and employee benefits increased, resulting from additional active, full-time equivalent staff, primarily due to acquisitions. Incentive compensation increased predominantly due to commission expense resulting from higher mortgage origination volume.

        Effective January 1, 2002, under FAS 142, all goodwill amortization was discontinued.

        Operating losses decreased as a result of the Company's ongoing customer service quality initiatives.

        The "all other" category increased partly due to additional temporary and contract employees due to higher mortgage origination volumes.

OPERATING SEGMENT RESULTS

        Results for all segments for 2001 have been restated to eliminate goodwill from the operating segments and to reflect changes in transfer pricing methodology applied in first quarter 2002.

        Community Banking's net income was $980 million in the first quarter, compared with $905 million for the same period in 2001, an increase of 8%. Net interest income increased by $773 million, or 41%, compared with first quarter 2001. The increase was primarily due to an increase in mortgages held for sale as well as lower borrowing costs. The provision for loan losses increased by $60 million from 2001 due to the decline in the credit environment relative to last year. Noninterest income was down $243 million in first quarter 2002 compared with 2001, mostly due to a decline in market-sensitive income (securities available for sale gains and losses and equity investment income) and last year's gain on the sale of First Security branches. Noninterest expense increased by $330 million over 2001 primarily due to higher mortgage origination volumes.

        Wholesale Banking's net income before the effect of change in accounting principle was $303 million in the first quarter of 2002, compared with $302 million in the first quarter of 2001. Net interest income increased to $558 million, compared with $539 million in the first quarter of 2001. Average outstanding loan balances were $49 billion in the first quarter of 2002, down 2% from $50 billion in the first quarter of 2001. Deposit balances grew to $17 billion in the first quarter of 2002 from $15 billion in the first quarter of 2001, an increase of 13%. Noninterest income increased to $651 million in 2002 from $506 million in 2001. The increase was primarily due to higher insurance revenue predominantly from the acquisition of Acordia, higher service fees on deposits and lower losses on equity investments. Noninterest expense increased to $654 million in 2002 from $531 million for the same period in 2001. A majority of the increase was due to higher personnel costs attributed to the acquisition of Acordia and additional sales and service staff. The provision for loan losses increased by $46 million to $85 million for the first quarter of 2002 as compared with 2001.

        Under FAS 142, a transitional goodwill impairment charge of $98 million (after tax) was recognized in certain reporting units. The remaining goodwill allocated to Wholesale Banking for management reporting was about $589 million.

        Wells Fargo Financial's net income before the effect of change in accounting principle was $84 million in the first quarter of 2002, compared with $81 million in the first quarter of 2001, an increase of 4%. Net interest income increased $49 million, or 13%, due to lower interest costs combined with growth in average loans. The provision for loan losses increased $23 million, or 22%, predominantly due to growth in average loans and higher net write-offs in the loan portfolios.

        Under FAS 142, a transitional goodwill impairment charge of $178 million (after tax) was recognized in certain international reporting units, substantially related to Island Finance, a Puerto Rico based consumer finance company acquired in 1995. Wells Fargo Financial's remaining goodwill for management reporting was $343 million.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

        The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	March 31, 2002		December 31, 2001		March 31, 2001
(in millions)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U.S. Treasury and federal agencies	$1,856	$1,900	$1,983	$2,047	$1,669	$1,743
Securities of U.S. states and political subdivisions	2,391	2,454	2,146	2,223	2,260	2,348
Mortgage-backed securities:
Federal agencies	29,161	29,578	29,280	29,721	27,329	28,001
Private collateralized mortgage obligations (1)	2,817	2,824	2,628	2,658	1,582	1,624

Total mortgage-backed securities	31,978	32,402	31,908	32,379	28,911	29,625
Other	2,558	2,588	2,625	2,668	2,773	2,808

Total debt securities	38,783	39,344	38,662	39,317	35,613	36,524
Marketable equity securities	684	741	815	991	2,563	1,620

Total	$39,467	$40,085	$39,477	$40,308	$38,176	$38,144

(1)
Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

        The decrease in marketable equity securities of $1.88 billion in cost between March 31, 2002 and March 31, 2001 was due to dispositions and non-cash impairment charges, primarily in the venture capital portfolio. During 2001, the Company experienced sustained declines in the market values of publicly traded securities, particularly in the technology and telecommunication industries. In the second quarter of 2001, the Company recognized non-cash charges of $1.18 billion (before tax) to reflect other-than-temporary impairment.

        The following table provides the components of the estimated unrealized net gain (loss) on securities available for sale. The estimated unrealized net gain (loss) on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	March 31, 2002	Dec. 31, 2001	March 31, 2001

Estimated unrealized gross gains	$1,020	$1,004	$1,328
Estimated unrealized gross losses	(402)	(173)	(1,360)

Estimated unrealized net gain (loss)	$618	$831	$(32)

        The following table provides the components of the total realized net gain on the sales of securities from the securities available for sale portfolio, composed of debt securities, including those related to mortgage banking, and marketable equity securities.

	Quarter ended March 31,
(in millions)	2002	2001

Realized gross gains	$75	$324
Realized gross losses	(25)	(43)

Realized net gain	$50	$281

        The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 2 months at March 31, 2002. Expected remaining maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

        The effect of a 200 basis point increase and a 200 basis point decrease on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

(in billions)	Fair value	Net unrealized gain (loss)	Remaining maturity

At March 31, 2002	$32.4	$.4	5 yrs., 1 mos.
At March 31, 2002, assuming a 200 basis point:
Increase in interest rates	29.8	(2.2)	6 yrs., 8 mos.
Decrease in interest rates	34.2	2.3	2 yrs., 3 mos.

LOAN PORTFOLIO

				% Change Mar. 31, 2002 from
(in millions)	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001	Dec. 31, 2001	Mar. 31, 2001

Commercial (1)	$47,388	$47,547	$49,380	—%	(4)%
Real estate 1-4 family first mortgage	28,513	25,588	18,940	11	51
Other real estate mortgage (2)	25,555	24,808	23,947	3	7
Real estate construction	7,999	7,806	8,201	2	(2)
Consumer:
Real estate 1-4 family junior lien mortgage	27,699	25,530	18,912	8	46
Credit card	6,497	6,700	6,245	(3)	4
Other revolving credit and monthly payment	23,953	23,502	24,141	2	(1)

Total consumer	58,149	55,732	49,298	4	18
Lease financing	9,227	9,420	10,565	(2)	(13)
Foreign	1,616	1,598	1,545	1	5

Total loans (net of unearned income, including net deferred loan fees, of $4,143, $4,143 and $4,319)	$178,447	$172,499	$161,876	3%	10%

(1)
Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,975 million, $4,345 million and $3,824 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

(2)
Includes agricultural loans that are secured by real estate of $1,255 million, $1,254 million and $1,260 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Nonaccrual and Restructured Loans and Other Assets

        The table on the next page presents comparative data for nonaccrual and restructured loans and other assets. Management's classification of a loan as nonaccrual or restructured does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table on the next page excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual. This information is presented in the table on page 40. Notwithstanding, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are shown in the table on the next page.

        The Company anticipates changes in the amount of nonaccrual loans that result from increases in lending activity or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions and acquires loans from business combinations that may be classified as nonaccrual based on the Company's policies.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS (1)

(in millions)	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

Nonaccrual loans:
Commercial (2)	$804	$827	$835
Real estate 1-4 family first mortgage	223	203	131
Other real estate mortgage (3)	190	210	135
Real estate construction	163	145	65
Consumer:
Real estate 1-4 family junior lien mortgage	27	24	16
Other revolving credit and monthly payment	47	59	32

Total consumer	74	83	48
Lease financing	166	163	141
Foreign	3	9	9

Total nonaccrual loans (4)	1,623	1,640	1,364
Restructured loans	1	—	—

Nonaccrual and restructured loans	1,624	1,640	1,364
As a percentage of total loans	.9%	1.0%	.8%
Foreclosed assets	187	171	127
Real estate investments (5)	2	2	27

Total nonaccrual and restructured loans and other assets	$1,813	$1,813	$1,518

(1)
Excludes loans that are contractually past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.

(2)
Includes commercial agricultural loans of $69 million, $68 million and $43 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

(3)
Includes agricultural loans secured by real estate of $18 million, $43 million and $9 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

(4)
Of the total nonaccrual loans, $967 million, $995 million and $875 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively, were considered impaired under FAS 114, Accounting by Creditors for Impairment of a Loan.

(5)
Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $23 million, $24 million and $50 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

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

        For loans covered under FAS 114, the Company makes an assessment for impairment when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the Company will estimate the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Additionally, some impaired loans with commitments of less than $1 million are aggregated for the purpose of estimating impairment using historical loss factors as a means of measurement, which approximates the discounted cash flow method.

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

        In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

(in millions)	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

Impairment measurement based on:
Collateral value method	$368	$485	$282
Discounted cash flow method	375	338	324
Historical loss factors	225	172	269

Total (1)	$968	$995	$875

(1)
Includes $637 million, $529 million and $427 million of impaired loans with a related FAS 114 allowance of $87 million, $91 million and $75 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

        The average recorded investment in impaired loans was $1,012 million and $789 million during the first quarter of 2002 and 2001, respectively. Total interest income recognized on impaired loans was $4 million for both the first quarter of 2002 and 2001, primarily all of which was recorded using the cash method.

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

(in millions)	Mar. 31, 2002	Dec. 31, 2001	Mar. 31, 2001

Commercial	$46	$60	$93
Real estate 1-4 family first mortgage	168	152	55
Other real estate mortgage	25	22	25
Real estate construction	37	47	15
Consumer:
Real estate 1-4 family junior lien mortgage	59	56	44
Credit card	122	117	99
Other revolving credit and monthly payment	297	289	261

Total consumer	478	462	404

Total	$754	$743	$592

ALLOWANCE FOR LOAN LOSSES

	Quarter ended March 31,
(in millions)	2002	2001

Balance, beginning of period	$3,761	$3,719
Allowances related to business combinations/other	78	40
Provision for loan losses	490	361
Loan charge-offs:
Commercial	(194)	(109)
Real estate 1-4 family first mortgage	(7)	(3)
Other real estate mortgage	(10)	(3)
Real estate construction	(20)	(1)
Consumer:
Real estate 1-4 family junior lien mortgage	(12)	(11)
Credit card	(103)	(101)
Other revolving credit and monthly payment	(213)	(187)

Total consumer	(328)	(299)
Lease financing	(26)	(24)
Foreign	(20)	(18)

Total loan charge-offs	(605)	(457)

Loan recoveries:
Commercial	31	16
Real estate 1-4 family first mortgage	1	1
Other real estate mortgage	4	2
Real estate construction	2	1
Consumer:
Real estate 1-4 family junior lien mortgage	3	3
Credit card	11	12
Other revolving credit and monthly payment	56	49

Total consumer	70	64
Lease financing	7	7
Foreign	3	5

Total loan recoveries	118	96

Total net loan charge-offs	(487)	(361)

Balance, end of period	$3,842	$3,759

Total net loan charge-offs as a percentage of average total loans (annualized)	1.15%	.92%

Allowance as a percentage of total loans	2.15%	2.32%

        The Company considers the allowance for loan losses of $3.84 billion adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2002. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

(in millions)	March 31, 2002	December 31, 2001	March 31, 2001

Trading assets	$6,308	$4,996	$3,758
Nonmarketable equity investments:
Private equity investments	1,706	1,696	2,126
Federal Reserve Bank stock	1,335	1,295	1,227
All other	1,183	1,071	919

Total nonmarketable equity investments	4,224	4,062	4,272
Government National Mortgage Association (GNMA) pool buy-outs	2,931	2,815	2,434
Interest receivable	1,341	1,284	1,453
Interest-earning deposits	1,262	206	141
Foreclosed assets	187	171	127
Certain identifiable intangible assets	117	119	221
Due from customers on acceptances	71	104	89
Other	9,938	9,788	9,786

Total interest receivable and other assets	$26,379	$23,545	$22,281

        Trading assets consist primarily of securities, including corporate debt and U.S. government agency obligations, and derivative instruments held for customer accommodation purposes. Interest income from trading assets was $45 million and $32 million in the first quarter of 2002 and 2001, respectively. Noninterest income from trading assets was $94 million and $113 million in the first quarter of 2002 and 2001, respectively.

        GNMA pool buy-outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company undertakes the collection and foreclosure process on behalf of the guarantors. After the foreclosure process is complete, the Company is reimbursed by the guarantors for substantially all costs incurred, including the advances.

DEPOSITS

(in millions)	March 31, 2002	December 31, 2001	March 31, 2001
Noninterest-bearing	$60,728	$65,362	$54,996
Interest-bearing checking	2,333	2,228	2,484
Market rate and other savings	93,073	89,251	74,128
Savings certificates	25,525	25,454	31,806

Core deposits	181,659	182,295	163,414
Other time deposits	5,764	839	1,613
Deposits in foreign offices	2,145	4,132	6,294

Total deposits	$189,568	$187,266	$171,321

CAPITAL ADEQUACY/RATIOS

        The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes					To be well capitalized under the FDICIA prompt corrective action provisions
(in billions)	Amount	Ratio		Amount		Ratio			Amount		Ratio

As of March 31, 2002:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$28.5	11.13%	>	$20.5	>	8.00%
Wells Fargo Bank, N.A.	16.3	13.04	>	10.0	>	8.00		>	$12.5	>	10.00%
Wells Fargo Bank Minnesota, N.A.	3.4	12.06	>	2.2	>	8.00		>	2.8	>	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$19.7	7.68%	>	$10.2	>	4.00%
Wells Fargo Bank, N.A.	10.0	8.02	>	5.0	>	4.00		>	$7.5	>	6.00%
Wells Fargo Bank Minnesota, N.A.	3.1	11.10	>	1.1	>	4.00		>	1.7	>	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$19.7	6.50%	>	$12.1	>	4.00%	(1)
Wells Fargo Bank, N.A.	10.0	7.36	>	5.5	>	4.00	(1)	>	$6.8	>	5.00%
Wells Fargo Bank Minnesota, N.A.	3.1	5.98	>	2.1	>	4.00	(1)	>	2.6	>	5.00

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

OFF-BALANCE SHEET TRANSACTIONS

OFF-BALANCE SHEET ARRANGEMENTS

        The Company consolidates majority-owned subsidiaries that it controls. Other affiliates, including certain joint ventures, in which there is generally 20% ownership are accounted for by the equity method of accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

        The Company routinely originates, securitizes and sells into the secondary market mortgage loans, and from time to time, other financial assets, including student loans, commercial mortgages and auto receivables. The Company also structures investment vehicles, typically in the form of collateralized debt obligations, to provide customers with specialized investments to meet their specific needs. These securitizations are usually structured without recourse to the Company and without restrictions on the retained interest. As a result of these activities, the Company typically retains servicing rights and may retain other beneficial interests from the sales. The Company does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

        For more information, see "Off-Balance Sheet Transactions—Off-Balance Sheet Arrangements" in the Company's 2001 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Company. In the merchant banking business, the Company makes commitments to fund equity investments directly to investment funds and to specific private companies. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle. This cycle, the period over which privately-held companies are funded by venture capitalists and ultimately taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. It is anticipated that many private equity investments would become liquid or would become public before the balance of unfunded equity commitments is utilized. Other commitments include investments in low-income housing and other community development activities undertaken by the Company. For more information, see "Off-Balance Sheet Transactions—Contractual Obligations and Other Commitments" in the Company's 2001 Annual Report on Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

        Asset/liability management comprises the evaluation, monitoring, and management of the Company's interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. The Committee is comprised of senior financial and senior business executives. Each of the Company's principal business groups—Community Banking, Mortgage Banking and Wholesale Banking—have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

INTEREST RATE RISK

        Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see "Asset/Liability and Market Risk Management—Interest Rate Risk" in the Company's 2001 Annual Report on Form 10-K. The principal tool used to evaluate Company interest rate risk is a simulation of net income under various economic and interest rate scenarios.

        As of March 31, 2002, approximately 1% of annual net income was exposed to a 200 basis point variation in interest rates by the end of 2002. The principal source of earnings at risk to higher interest rates is a modeled slowdown in mortgage origination activity and a flatter yield curve assumed in that higher rate scenario. Simulation estimates are highly assumption dependent and will change as the Company's loans, deposits and investment portfolios evolve from one period to the next.

        The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2002 and December 31, 2001 are indicated in Note 10 to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) most of the Company's long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance, (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa, and (c) the Mortgage Company actively uses swaptions, futures, forwards and rate options to hedge the Company's mortgage pipeline, funded mortgage loans, and mortgage servicing rights asset.

MORTGAGE BANKING INTEREST RATE RISK

        The home mortgage industry is subject to complex risks. For more information, see "Asset/Liability and Market Risk Management—Mortgage Banking Interest Rate Risk" in the Company's 2001 Annual Report on Form 10-K. Because Mortgage Banking sells or securitizes most of the mortgage loans it originates, credit risk is contained. Changes in interest rates, however, may have a potentially large impact on Mortgage Banking earnings. Wells Fargo dynamically manages both the risk to net income over time from all sources as well as the risk to an immediate reduction in the fair value of its mortgage servicing rights. Both mortgage loans held on the Company's balance sheet and off-balance sheet derivative instruments are used to maintain these risks within parameters established by Corporate ALCO.

MARKET RISK—TRADING ACTIVITIES

        The Company incurs interest rate risk, foreign exchange risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The purpose of these businesses is to accommodate customers in the management of their market price risks. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. Open, "at risk" positions for all trading business are monitored by Corporate ALCO.

MARKET RISK—EQUITY MARKETS

        Equity markets impact the Company in both direct and indirect ways. For more information, see "Asset/Liability and Market Risk Management—Market Risk—Equity Markets" in the Company's 2001 Annual Report on Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company's management and its Board of Directors. Management reviews these investments at least quarterly and assesses for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment's cash flows and capital needs, the viability of its business model and the Company's exit strategy.

        The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company's venture capital activities. These securities are managed within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, these securities are assessed for other-than-temporary impairment periodically.

LIQUIDITY AND FUNDING

        The objective of effective liquidity management is to ensure that the Company can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. The Company sets liquidity management guidelines for both the consolidated balance sheet as well as for the Parent specifically to ensure that the Parent is a source of strength for its regulated, deposit taking banking subsidiaries.

        In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the debt securities in the securities available for sale portfolio. Asset liquidity is further enhanced by the Company's ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations.

        Core customer deposits have historically provided the Company with a sizeable source of relatively stable and low-cost funds.

        The remaining funding of assets is mostly provided by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities. Liquidity for the Company is also available through the Company's ability to raise funds in a variety of domestic and international money and capital markets.

        At January 1, 2002, the Parent had authority to issue a total of $6.05 billion of senior debt and subordinated notes under an SEC registration statement filed in 2000. Under this registration statement, the Parent issued a total of $1.5 billion in senior debt and subordinated notes in first quarter 2002, leaving at March 31, 2002 a total of $4.55 billion available for issuance. In April 2002, the Parent issued $500 million in medium-term notes. In February 2002, the Parent registered for issuance an additional $10 billion in debt and equity securities, and certain other securities, including preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements and securities obligating the holders to purchase or sell securities issued by third parties, currencies, or commodities. Under this registration statement, Wells Fargo Capital VI issued trust preferred securities of $450 million in first quarter 2002, leaving at March 31, 2002 a total of $9.55 billion of securities available for issuance. The Company used the proceeds from securities issued in 2002 for general corporate purposes and expects that it will use the proceeds from the issuance of any securities in the future for general corporate purposes as well. The Parent issues commercial paper and has two back-up credit facilities amounting to $2 billion.

        At January 1, 2002, Wells Fargo Financial, Inc. (WFFI) had authority to issue a total of $3.7 billion of senior debt and subordinated notes under two previously filed SEC registration statements. During the first quarter of 2002, WFFI issued a total of $400 million in senior notes, leaving at March 31, 2002 a total of $3.3 billion available for issuance by WFFI. In April 2002, WFFI issued $500 million in senior notes. In addition, at January 1, 2002, a subsidiary of WFFI had authority to issue a total of $1.3 billion (Canadian) of debt securities under a registration statement previously filed with the Canadian provincial securities authorities. No securities were issued under this authority during the first quarter of 2002.

        In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to an aggregate of $10 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations. Wells Fargo Bank, N.A. began issuing under the short-term portion of the program in 2001. At January 1, 2002, Wells Fargo Bank, N.A. had authority to issue $8.4 billion under the long-term portion. During first quarter 2002, Wells Fargo Bank, N. A. issued $3.0 billion in long-term notes, leaving $5.4 billion of remaining issuance authority under the long-term portion at March 31, 2002.

CAPITAL MANAGEMENT

        The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long term returns by opportunistically utilizing capital when returns are perceived to be high and issuing/accumulating capital when the costs of doing so is perceived to be low.

        Uses of capital include investments for organic growth, acquisitions of banks and nonbank companies, dividends and share repurchases. During the first quarter of 2002, the Company's consolidated assets increased $3.94 billion, or 1%. During 2001, the Board of Directors authorized the repurchase of up to 85 million additional shares of the Company's outstanding common stock. During the first quarter of 2002, the Company repurchased 2.8 million shares of common stock for an aggregate of $131 million. At March 31, 2002 the total remaining common stock repurchase authority was approximately 48 million shares. In April 2002, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 28 cents from 26 cents, representing an 8% increase in the quarterly dividend rate.

        Sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and the placement of trust preferred securities. In the first quarter of 2002, total net income was $1.10 billion and the change in retained earnings was $604 million after payment of $444 million in common stock dividends. In the first quarter of 2002, the Company issued a total of $143 million in common stock for various employee stock plans.

PART II—OTHER INFORMATION

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
(o)	Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001
(p)	Certificate of Designations for the Company's 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 16, 2002
(q)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
4(a)	See Exhibits 3(a) through 3(q)
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

99(a)

Computation of Ratios of Earnings to Fixed Charges—the ratios of earnings to fixed charges, including interest on deposits, were 3.00 and 1.89 for the quarters ended March 31, 2002 and 2001, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.71 and 2.92 for the quarters ended March 31, 2002 and 2001, respectively.
(b)
Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends—the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.99 and 1.89 for the quarters ended March 31, 2002 and 2001, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.70 and 2.90 for the quarters ended March 31, 2002 and 2001, respectively.
  (b)
  The Company filed the following report on Form 8-K during the first quarter of 2002:

      January 15, 2002, under Item 5, containing the Company's financial results for the quarter ended December 31, 2001

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2002	WELLS FARGO & COMPANY
	By:	/s/ LES L. QUOCK
Les L. Quock Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION WELLS FARGO & COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME
WELLS FARGO & COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET
WELLS FARGO & COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
WELLS FARGO & COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS
WELLS FARGO & COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS
FINANCIAL REVIEW
AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
PART II—OTHER INFORMATION
SIGNATURE