Form 10-Q
period 2002-06-30
WELLS FARGO & CO/MN
filed 2002-08-12
CIK 72971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0449260 (I.R.S. Employer Identification No.)

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

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding July 31, 2002
Common stock, $1-2/3 par value	1,698,750,534

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	22
	Overview	23
	Earnings Performance	25
	Net Interest Income	25
	Noninterest Income	29
	Noninterest Expense	31
	Operating Segment Results	32
	Balance Sheet Analysis	33
	Securities Available for Sale	33
	Loan Portfolio	35
	Nonaccrual Loans and Other Assets	35
	Loans 90 Days Past Due and Still Accruing	38
	Allowance for Loan Losses	39
	Interest Receivable and Other Assets	40
	Deposits	41
	Capital Adequacy/Ratios	41
	Off-Balance Sheet Transactions	42
	Asset/Liability and Market Risk Management	43
	Capital Management	47
	Factors that May Affect Future Results	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
PART II	Other Information
Item 2.	Changes in Securities and Use of Proceeds	54
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 5.	Other Events	55
Item 6.	Exhibits and Reports on Form 8-K	55
Signature		58

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

PART I—FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2002	2001	2002	2001

INTEREST INCOME
Securities available for sale	$656	$611	$1,312	$1,215
Mortgages held for sale	440	373	1,031	630
Loans held for sale	73	89	142	182
Loans	3,379	3,668	6,671	7,511
Other interest income	79	75	151	158

Total interest income	4,627	4,816	9,307	9,696

INTEREST EXPENSE
Deposits	483	983	977	2,104
Short-term borrowings	131	328	305	722
Long-term debt	344	479	674	1,008
Guaranteed preferred beneficial interests in Company's subordinated debentures	30	18	58	35

Total interest expense	988	1,808	2,014	3,869

NET INTEREST INCOME	3,639	3,008	7,293	5,827
Provision for loan losses	410	427	900	788

Net interest income after provision for loan losses	3,229	2,581	6,393	5,039

NONINTEREST INCOME
Service charges on deposit accounts	547	471	1,052	900
Trust and investment fees	451	417	890	832
Credit card fees	223	196	424	377
Other fees	326	311	637	618
Mortgage banking	412	517	772	908
Insurance	269	210	532	327
Net gains (losses) on debt securities available for sale	45	(19)	81	69
Loss from equity investments	(58)	(1,556)	(78)	(1,419)
Other	163	(2)	369	347

Total noninterest income	2,378	545	4,679	2,959

NONINTEREST EXPENSE
Salaries	1,106	1,018	2,182	1,995
Incentive compensation	362	265	719	469
Employee benefits	364	236	693	514
Equipment	228	217	464	454
Net occupancy	274	239	543	476
Goodwill	—	152	—	296
Core deposit intangibles	39	41	79	84
Net losses (gains) on dispositions of premises and equipment	29	—	27	(19)
Other	1,003	1,087	2,025	1,982

Total noninterest expense	3,405	3,255	6,732	6,251

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,202	(129)	4,340	1,747
Income tax expense (benefit)	782	(42)	1,541	669

NET INCOME (LOSS) BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,420	(87)	2,799	1,078
Cumulative effect of change in accounting principle	—	—	(276)	—

NET INCOME (LOSS)	$1,420	$(87)	$2,523	$1,078

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,419	$(91)	$2,521	$1,069

EARNINGS (LOSS) PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings (loss) per common share	$.83	$(.05)	$1.64	$.62

Diluted earnings (loss) per common share	$.82	$(.05)	$1.62	$.62

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share	$.83	$(.05)	$1.48	$.62

Diluted earnings (loss) per common share	$.82	$(.05)	$1.46	$.62

DIVIDENDS DECLARED PER COMMON SHARE	$.28	$.24	$.54	$.48

Average common shares outstanding	1,710.4	1,714.9	1,706.7	1,715.4

Diluted average common shares outstanding	1,730.8	1,714.9	1,725.1	1,736.0

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except shares)	June 30, 2002	December 31, 2001	June 30, 2001

ASSETS
Cash and due from banks	$14,701	$16,968	$15,966
Federal funds sold and securities purchased under resale agreements	3,741	2,530	3,013
Securities available for sale	37,132	40,308	41,290
Mortgages held for sale	24,685	30,405	22,446
Loans held for sale	5,165	4,745	4,615
Loans	185,001	172,499	164,754
Allowance for loan losses	3,883	3,761	3,760

Net loans	181,118	168,738	160,994

Mortgage servicing rights	5,956	6,241	6,076
Premises and equipment, net	3,638	3,549	3,531
Core deposit intangibles	944	1,013	1,093
Goodwill	9,724	9,527	9,607
Interest receivable and other assets	27,998	23,545	21,127

Total assets	$314,802	$307,569	$289,758

LIABILITIES
Noninterest-bearing deposits	$61,499	$65,362	$56,774
Interest-bearing deposits	131,712	121,904	121,484

Total deposits	193,211	187,266	178,258
Short-term borrowings	30,107	37,782	31,678
Accrued expenses and other liabilities	17,159	16,777	16,487
Long-term debt	41,913	36,095	35,339
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	2,435	935
STOCKHOLDERS' EQUITY
Preferred stock	341	218	485
Unearned ESOP shares	(287)	(154)	(226)

Total preferred stock	54	64	259
Common stock—$1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,488	9,436	9,427
Retained earnings	17,530	16,005	14,616
Cumulative other comprehensive income	919	752	1,054
Treasury stock—26,756,638 shares, 40,886,028 shares and 22,993,569 shares	(1,358)	(1,937)	(1,189)

Total stockholders' equity	29,527	27,214	27,061

Total liabilities and stockholders' equity	$314,802	$307,569	$289,758

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in millions, except shares)	Number of shares	Preferred stock	Unearned ESOP shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Cumulative other comprehensive income	Total stockholders' equity

BALANCE DECEMBER 31, 2000		$385	$(118)	$2,894	$9,337	$14,541	$(1,075)	$524	$26,488

Comprehensive income:
Net income						1,078			1,078
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of reclassification of $519 million of net losses included in net income								305	305
Cumulative effect of the change in accounting principle for derivatives and hedging activities								71	71
Net unrealized gains on derivatives and hedging activities, net of reclassification of $7 million of net gains on cash flow hedges included in net income								154	154

Total comprehensive income									1,608
Common stock issued	11,404,130				77	(172)	508		413
Common stock issued for acquisitions	427,123				1	2	20		23
Common stock repurchased	15,003,968						(720)		(720)
Preferred stock (192,000) issued to ESOP		192	(207)		15				—
Preferred stock released to ESOP			99		(7)				92
Preferred stock (92,094) converted to common shares	1,914,328	(92)			4		88		—
Preferred stock dividends						(9)			(9)
Common stock dividends						(824)			(824)
Change in Rabbi trust assets (classified as treasury stock)							(10)		(10)

Net change		100	(108)	—	90	75	(114)	530	573

BALANCE JUNE 30, 2001		$485	$(226)	$2,894	$9,427	$14,616	$(1,189)	$1,054	$27,061

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income:
Net income						2,523			2,523
Other comprehensive income, net of tax:
Translation adjustments								4	4
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $203 million of net losses included in net income								265	265
Net unrealized losses on derivatives and hedging activities, net of reclassification of $112 million of net losses on cash flow hedges included in net income								(102)	(102)

Total comprehensive income									2,690
Common stock issued	8,439,025				28	(73)	366		321
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	8,649,792						(426)		(426)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			122		(8)				114
Preferred stock (115,420) converted to common shares	2,322,964	(115)			11		104		—
Preferred stock dividends						(2)			(2)
Common stock dividends						(923)			(923)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							4		4

Net change		123	(133)	—	52	1,525	579	167	2,313

BALANCE JUNE 30, 2002		$341	$(287)	$2,894	$9,488	$17,530	$(1,358)	$919	$29,527

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
(in millions)	2002	2001

Cash flows from operating activities:
Net income	$2,523	$1,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	788
Depreciation and amortization	1,078	1,281
Net (gains) losses on securities available for sale	(113)	837
Net gains of mortgage loan originations / sales activities	(292)	(198)
Net (gains) losses on sales of loans	(8)	1
Net losses (gains) on dispositions of premises and equipment	27	(19)
Net gains on dispositions of operations	(3)	(104)
Release of preferred shares to ESOP	114	92
Net increase in trading assets	(566)	(116)
Net increase (decrease) in deferred income taxes	149	(546)
Net (increase) decrease in accrued interest receivable	(50)	71
Net increase (decrease) in accrued interest payable	41	(155)
Originations of mortgages held for sale	(111,945)	(67,216)
Proceeds from sales of mortgages held for sale	118,836	56,839
Principal collected on mortgages held for sale	553	552
Net increase in loans held for sale	(420)	(76)
Other assets, net	(1,405)	(1,947)
Other accrued expenses and liabilities, net	446	3,387

Net cash provided (used) by operating activities	9,865	(5,451)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	10,485	12,013
Proceeds from prepayments and maturities	4,200	2,958
Purchases	(9,825)	(18,438)
Net cash paid for acquisitions	(532)	(261)
Net (increase) decrease in banking subsidiaries' loans resulting from originations and collections	(7,500)	(4,949)
Proceeds from sales (including participations) of banking subsidiaries' loans	641	1,273
Purchases (including participations) of banking subsidiaries' loans	(1,341)	(285)
Principal collected on nonbank subsidiaries' loans	5,563	4,918
Nonbank subsidiaries' loans originated	(6,885)	(5,426)
Proceeds from dispositions of operations	34	1,188
Proceeds from sales of foreclosed assets	269	140
Net increase in federal funds sold and securities purchased under resale agreements	(1,045)	(1,415)
Net increase in mortgage servicing rights	(1,236)	(1,342)
Other, net	(2,545)	605

Net cash used by investing activities	(9,717)	(9,021)

Cash flows from financing activities:
Net increase in deposits	1,345	8,699
Net (decrease) increase in short-term borrowings	(8,562)	2,689
Proceeds from issuance of long-term debt	11,164	8,524
Repayment of long-term debt	(5,673)	(5,334)
Proceeds from issuance of guaranteed preferred beneficial interests in Company's subordinated debentures	450	—
Proceeds from issuance of common stock	269	332
Repurchase of common stock	(426)	(720)
Payment of cash dividends on preferred and common stock	(925)	(833)
Other, net	(57)	103

Net cash (used) provided by financing activities	(2,415)	13,460

Net change in cash and due from banks	(2,267)	(1,012)
Cash and due from banks at beginning of period	16,968	16,978

Cash and due from banks at end of period	$14,701	$15,966

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,055	$3,714
Income taxes	943	1,622
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$291	$123
Net transfers from mortgages held for sale to loans	172	—

WELLS FARGO & COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

        Descriptions of the significant accounting policies of Wells Fargo & Company and Subsidiaries (the Company) are included in Note 1 (Summary of Significant Accounting Policies) to the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K. There have been no significant changes to these policies except for accounting policies related to goodwill discussed below.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. On July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, the Company's goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized over periods of up to 25 years. Effective January 1, 2002, all goodwill amortization was discontinued.

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

        The Company reviews other intangible assets for impairment annually (except mortgage servicing rights, which are reviewed monthly), or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. For those intangible assets subject to amortization, impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying value of the asset. Impairment is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

2.    Business Combinations

        The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

        Transactions completed in the six months ended June 30, 2002 include:

(in millions)	Date	Assets
Risk Management Services, Inc., Morristown, Tennessee	January 1	$2
Alcalay, Cohen, Inc. d/b/a General Insurance Consultants, Tarzana, California	February 1	6
Texas Financial Bancorporation, Inc., Minneapolis, Minnesota	February 1	2,957
Five affiliated banks and related entities of Marquette Bancshares, Inc. located in Minnesota, Wisconsin, Illinois, Iowa and South Dakota	February 1	3,086
SIFE, Walnut Creek, California	February 22	25
Rediscount business of Washington Mutual Bank, FA, Philadelphia, Pennsylvania	March 28	281
Tejas Bancshares, Inc., Amarillo, Texas	April 26	374

		$6,731

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

	Shares issued and outstanding			Carrying amount (in millions)
							Adjustable dividends rate
	June 30, 2002	Dec. 31, 2001	June 30, 2001	June 30, 2002	Dec. 31, 2001	June 30, 2001
							Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,468,400	$73	$73	$73	5.50%	10.50%
6.59%/Adjustable-Rate Noncumulative Preferred Stock, Series H (1)(2)	—	—	4,000,000	—	—	200	7.00	13.00
2002 ESOP Cumulative Convertible (3)	128,804	—	—	129	—	—	10.50	11.50
2001 ESOP Cumulative Convertible (3)	57,826	61,800	112,031	58	62	112	10.50	11.50
2000 ESOP Cumulative Convertible (3)	39,242	39,962	44,163	39	40	44	11.50	12.50
1999 ESOP Cumulative Convertible (3)	15,222	15,552	17,832	15	15	18	10.30	11.30
1998 ESOP Cumulative Convertible (3)	5,945	6,145	7,471	6	6	8	10.75	11.75
1997 ESOP Cumulative Convertible (3)	7,376	7,576	9,362	7	8	9	9.50	10.50
1996 ESOP Cumulative Convertible (3)	7,407	7,707	10,041	8	8	10	8.50	9.50
1995 ESOP Cumulative Convertible (3)	5,243	5,543	8,190	5	5	8	10.00	10.00
ESOP Cumulative Convertible (3)	802	1,002	2,620	1	1	3	9.00	9.00
Unearned ESOP shares (4)	—	—	—	(287)	(154)	(226)	—	—

Total	1,727,867	1,605,287	5,680,110	$54	$64	$259

(1)
Liquidation preference $50.

(2)
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

4.    Earnings Per Common Share

        The table below shows dual presentation of earnings (loss) per common share and diluted earnings (loss) per common share and a reconciliation of the numerator and denominator of both earnings (loss) per common share calculations.

	Quarter ended June 30,				Six months ended June 30,
(in millions, except per share amounts)	2002		2001		2002	2001

Net income (loss) before effect of change in accounting principle		$1,420	$(87)		$2,799		$1,078
Less: Preferred stock dividends		1	4		2		9

Net income (loss) applicable to common stock before effect of change in accounting principle (numerator)		1,419	(91)		2,797		1,069
Cumulative effect of change in accounting principle (numerator)		—	—		(276)		—

Net income (loss) applicable to common stock (numerator)		$1,419	$(91)		$2,521		$1,069

EARNINGS (LOSS) PER COMMON SHARE
Average common shares outstanding (denominator)		1,710.4	1,714.9		1,706.7		1,715.4

Per share before effect of change in accounting principle	$	..83	$(.05)		$1.64	$	..62
Per share effect of change in accounting principle		—	—		.16		—

Per share		$.83	$(.05)		$1.48		$.62

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Average common shares outstanding		1,710.4	1,714.9		1,706.7		1,715.4
Add: Stock options		20.1	—		18.0		19.8
Restricted share rights		.3	—		.4		.8

Diluted average common shares outstanding (denominator)		1,730.8	1,714.9		1,725.1		1,736.0

Per share before effect of change in accounting principle	$	..82	$(.05)		$1.62	$	..62
Per share effect of change in accounting principle		—	—		.16		—

Per share		$.82	$(.05	)(1)	$1.46		$.62

(1)
The incremental shares from the assumed conversion of common stock equivalents (stock options of 17.2 million and restricted share rights of .9 million) are not included in computing the diluted loss per share for the second quarter of 2001, because the effect of such equivalents would have been antidilutive for this period.

        In accordance with FAS 123, Accounting for Stock-Based Compensation, the Company follows the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, in accounting for its stock option plans for directors and employees. Under APB 25, compensation expense for stock options is generally not recognized in net income; however, the effect of the shares that would be issued is reflected in diluted earnings per share as an increase to average common shares outstanding and results in a decrease to earnings per share. For further information see Note 12 (Common Stock and Stock Plans) to the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

5.    "Adjusted" Earnings—FAS 142 Transitional Disclosure

        Under FAS 142, effective January 1, 2002 amortization of goodwill was discontinued. For comparability, the table below reconciles the Company's reported earnings (loss) to "adjusted" earnings, which exclude goodwill amortization.

	June 30, 2001		September 30, 2001
(in millions, except per share amounts)	Quarter ended	Six months ended	Quarter ended	Nine months ended

NET INCOME
Reported net (loss) income	$(87)	$1,078	$1,164	$2,242
Goodwill amortization, net of tax	143	278	146	424

Adjusted net income	$56	$1,356	$1,310	$2,666

EARNINGS PER COMMON SHARE
Reported earnings (loss) per common share	$(.05)	$.62	$.68	$1.30
Goodwill amortization, net of tax	.08	.17	.08	.25

Adjusted earnings per common share	$.03	$.79	$.76	$1.55

DILUTED EARNINGS PER COMMON SHARE
Reported diluted earnings (loss) per common share	$(.05)	$.62	$.67	$1.29
Goodwill amortization, net of tax	.08	.16	.08	.24

Adjusted diluted earnings per common share	$.03	$.78	$.75	$1.53

	December 31,
	2001		2000	1999
(in millions, except per share amounts)	Quarter ended	Year ended	Year ended	Year ended

NET INCOME
Reported net income	$1,181	$3,423	$4,026	$4,012
Goodwill amortization, net of tax	147	571	496	431

Adjusted net income	$1,328	$3,994	$4,522	$4,443

EARNINGS PER COMMON SHARE
Reported earnings per common share	$.70	$1.99	$2.36	$2.32
Goodwill amortization, net of tax	.08	.34	.29	.25

Adjusted earnings per common share	$.78	$2.33	$2.65	$2.57

DILUTED EARNINGS PER COMMON SHARE
Reported diluted earnings per common share	$.69	$1.97	$2.33	$2.29
Goodwill amortization, net of tax	.08	.33	.29	.25

Adjusted diluted earnings per common share	$.77	$2.30	$2.62	$2.54

6.    Operating Segments

        The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated for comparability. Results for 2001 have been restated to eliminate goodwill amortization from the operating segments and to reflect changes in transfer pricing methodology applied in first quarter 2002.

        The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, as well as insurance and securities brokerage through affiliates. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

        Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PhoneBankSMcenters and the National Business Banking Center. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

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

        Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States, Canada and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Wells Fargo Financial also provides credit cards, and lease and other commercial financing.

        The Reconciliation Column includes all amortization of goodwill for 2001, the net impact of transfer pricing loan and deposit balances, the cost of external debt, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the consolidated level.

        The following table provides the results for the Company's three major operating segments.

(income/expense in millions, average balances in billions)	Community Banking		Wholesale Banking		Wells Fargo Financial		Reconciliation column (4)		Consolidated Company
Quarter ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (1)	$2,615	$2,083	$571	$538	$452	$408	$1	$(21)	$3,639	$3,008
Provision for loan losses	192	246	73	71	145	110	—	—	410	427
Noninterest income	1,591	(4)	702	477	87	88	(2)	(16)	2,378	545
Noninterest expense	2,469	2,227	662	617	272	255	2	156	3,405	3,255

Income (loss) before income tax expense (benefit)	1,545	(394)	538	327	122	131	(3)	(193)	2,202	(129)
Income tax expense (benefit) (2)	544	(177)	192	116	47	48	(1)	(29)	782	(42)

Net income (loss)	$1,001	(217)	$346	211	$75	83	$(2)	(164)	$1,420	(87)

Less: Impairment and other special charges (after tax) (3)		(1,089)		(62)		—		(6)		(1,157)

Net income (loss) excluding impairment and other special charges		$872		$273		$83		$(158)		$1,070

Average loans	$115	$98	$49	$50	$15	$13	$—	$—	$179	$161
Average assets	218	193	71	66	16	15	6	5	311	279
Average core deposits	161	152	18	16	—	—	—	—	179	168
Six months ended June 30,
Net interest income (1)	$5,295	$3,990	$1,129	$1,077	$893	$800	$(24)	$(40)	$7,293	$5,827
Provision for loan losses	468	462	158	110	274	216	—	—	900	788
Noninterest income	3,132	1,780	1,353	983	178	173	16	23	4,679	2,959
Noninterest expense	4,872	4,300	1,316	1,148	542	497	2	306	6,732	6,251

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	3,087	1,008	1,008	802	255	260	(10)	(323)	4,340	1,747
Income tax expense (benefit) (2)	1,106	320	359	289	96	96	(20)	(36)	1,541	669

Net income (loss) before effect of change in accounting principle	1,981	688	649	513	159	164	10	(287)	2,799	1,078
Cumulative effect of change in accounting principle	—	—	(98)	—	(178)	—	—	—	(276)	—

Less: Impairment and other special charges (after tax) (3)		(1,089)		(62)		—		(6)		(1,157)

Net income (loss) excluding impairment and other special charges	$1,981	$1,777	$551	$575	$(19)	$164	$10	$(281)	$2,523	$2,235

Average loans	$112	$98	$49	$50	$15	$13	$—	$—	$176	$161
Average assets	220	189	70	65	17	15	6	5	313	274
Average core deposits	161	147	18	16	—	—	—	—	179	163

(1)
Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.

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

(4)
The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $(2) million and $3 million; and unallocated items of $1 million and $(40) million for the second quarter of 2002 and 2001, respectively. Revenue includes Treasury activities of $16 million and $44 million; and unallocated items of $(24) million and $(61) million for the first six months of 2002 and 2001, respectively. Net income includes Treasury activities of $(2) million and $1 million for the second quarter of 2002 and 2001, respectively; and unallocated items of $(165) million for the second quarter of 2001. Net income includes Treasury activities of $9 million and $26 million; and unallocated items of $1 million and $(313) million for the first six months of 2002 and 2001, respectively. The material item in the reconciliation column related to noninterest expense is amortization of goodwill of $152 million for the second quarter of 2001 and $296 million for the first six months of 2001. The material item in the reconciliation column related to average assets is unallocated goodwill of $6 billion and $5 billion for the second quarter of 2002 and 2001, respectively, and $6 billion and $5 billion for the first six months of 2002 and 2001, respectively. Results for 2001 have been restated to reclassify goodwill amortization from the three operating segments to the reconciliation column for comparability.

        The following table presents net income for the operating segments restated to reclassify goodwill amortization from the three operating segments to the reconciliation column.

(in millions)	Community Banking	Wholesale Banking	Wells Fargo Financial	Reconciliation column	Consolidated Company

Quarter ended
June 30, 2001	$(217)	$211	$83	$(164)	$(87)
September 30, 2001	930	298	85	(149)	1,164
December 31, 2001	983	282	85	(169)	1,181
Six months ended
June 30, 2001	688	513	164	(287)	1,078
Nine months ended
September 30, 2001	1,618	811	249	(436)	2,242
Year ended December 31,
2001	2,600	1,093	334	(604)	3,423
2000	3,234	1,024	286	(518)	4,026
1999	3,312	850	274	(424)	4,012

7.    Mortgage Banking Activities

        Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

        The components of mortgage banking noninterest income are presented below:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2002	2001	2002	2001

Origination and other closing fees	$204	$190	$424	$311
Servicing fees, net of amortization and impairment	(48)	88	(122)	106
Net gains (losses) on securities available for sale	—	(4)	—	132
Net gains on mortgage loan originations/sales activities	172	158	292	198
All other	84	85	178	161

Total mortgage banking	$412	$517	$772	$908

        The managed servicing portfolio totaled $561 billion at June 30, 2002, $514 billion at December 31, 2001 and $482 billion at June 30, 2001, which included loans subserviced for others of $51 billion, $63 billion and $75 billion, respectively.

        The following table summarizes the changes in capitalized mortgage loan servicing rights:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$8,604	$5,509	$7,365	$5,609
Originations (1)	461	505	1,122	829
Purchases (1)	314	252	716	412
Amortization	(366)	(206)	(736)	(372)
Other (includes changes in mortgage servicing rights due to hedging)	(1,148)	291	(602)	(127)

Balance before valuation allowance	7,865	6,351	7,865	6,351
Less: Valuation allowance	1,909	275	1,909	275

Balance, end of period	$5,956	$6,076	$5,956	$6,076

(1)
Based on June 30, 2002 assumptions, the weighted-average amortization period for mortgage servicing rights added during the second quarter of 2002 and the first six months of 2002 was 5.3 years and 5.5 years, respectively.

        The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$1,466	$169	$1,124	$—
Provision for capitalized mortgage servicing rights in excess of fair value	443	106	785	275

Balance, end of period	$1,909	$275	$1,909	$275

8.    Intangible Assets

        The gross carrying amount of intangible assets and the associated accumulated amortization at June 30, 2002 is presented in the following table.

	June 30, 2002
(in millions)	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance	$11,497	$3,632
Core deposit intangibles	2,415	1,471
Other	363	240

Total	$14,275	$5,343

Unamortized intangible asset (trademark)	$14

        The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of June 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

        The following table shows the current period and estimated future amortization expense for amortized intangible assets:

(in millions)	Mortgage servicing rights	Core deposit intangibles	Other	Total

Six months ended June 30, 2002 (actual)	$736	$79	$18	$833

Six months ended December 31, 2002 (estimate)	746	76	12	834

Estimate for year ended December 31,
2003	1,360	142	21	1,523
2004	1,158	131	19	1,308
2005	929	120	14	1,063
2006	742	108	11	861
2007	592	99	9	700

9.    Goodwill

        The following table summarizes the changes in the first six months of 2002 in the carrying amount of goodwill as allocated to the Company's operating segments for the purpose of goodwill impairment analysis.

(in millions)	Community Banking	Wholesale Banking	Wells Fargo Financial	Consolidated Company

Balance December 31, 2001	$6,265	$2,655	$607	$9,527

Goodwill from business combinations	600	21	8	629
Transitional goodwill impairment charge	—	(133)	(271)	(404)
Goodwill written off related to divestitures of businesses	(28)	—	—	(28)

Balance June 30, 2002	$6,837	$2,543	$344	$9,724

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

        Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company's operating segments for management reporting discussed in Note 6 (Operating Segments) to Financial Statements. At June 30, 2002, for management reporting, the balance of goodwill for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.86 billion, $593 million and $344 million, respectively, with $5.93 billion recorded at the enterprise level.

10.  Derivative Instruments and Hedging Activities

Fair Value Hedges

        The Company enters into interest rate swaps to convert certain of its fixed-rate long-term debt to floating-rate debt. The ineffective portion of these fair value hedges was negligible for the second quarter of 2002 and a net gain of $1 million for first six months of 2002, compared with a net gain of $2 million and $8 million for the second quarter and first six months of 2001, respectively, recorded as an offset to interest expense. For long-term debt, all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness.

        The Company also enters into derivative contracts to hedge a portion of its mortgage servicing rights and other retained interests. The ineffective portion of these fair value hedges amounted to a net gain of $299 million and $596 million in the second quarter and first six months of 2002, respectively, compared with a net gain of $8 million and a net loss of $9 million in the second quarter and first six months of 2001, respectively. The gain in 2002 primarily resulted from increased interest rate volatility. Also, in the second quarter and first six months of 2002, a net gain of $203 million and $478 million, respectively, related to the spread between spot and forward rates on these derivative contracts was excluded from the assessment of hedge ineffectiveness. These gains were more than offset by higher mortgage servicing rights and other retained interests impairment charges and amortization expense amounting to $1,009 million and $2,116 million in the second quarter and first six months of 2002, respectively. These gains, impairment charges and amortization expense are included in "Servicing fees, net of impairment and amortization" in Note 7 (Mortgage Banking Activities) to Financial Statements. As of June 30, 2002, designated hedges continued to qualify as fair value hedges.

Cash Flow Hedges

        The Company recognized a net loss of $62 million and $170 million in the second quarter and first six months of 2002, respectively, which represents the total ineffectiveness of cash flow hedges, compared with a net gain of $24 million and $10 million in the second quarter and first six months of 2001, respectively. The change was due to growth in mortgages held for sale and increased interest rate volatility. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness, except for derivative instruments hedging commercial loans indexed to LIBOR, where only the benchmark interest rate is included in the assessment of hedge effectiveness. As of June 30, 2002, designated hedges continued to qualify as cash flow hedges.

        At June 30, 2002, $63 million of deferred net gains on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months, compared with $108 million at June 30, 2001. The maximum term the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is three years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments—Summary Information

        The following table summarizes the credit risk amount and estimated net fair value for the Company's derivative financial instruments at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
(in millions)	Credit risk amount (2)	Estimated net fair value	Credit risk amount (2)	Estimated net fair value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$3,230	$2,717	$2,197	$1,507

CUSTOMER ACCOMMODATIONS AND TRADING (1)
Interest rate contracts	1,898	(50)	2,363	232
Commodity contracts	19	(2)	18	1
Equity contracts	25	(18)	33	5
Credit contracts	54	(12)	13	(2)
Foreign exchange contracts	336	54	245	66

(1)
The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.

(2)
Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

11.  Guaranteed Preferred Beneficial Interest in Company's Subordinated Debentures

        In March 2002, Wells Fargo Capital VI (the Trust), a business trust established by the Company, issued $450 million in trust preferred securities in the form of 6.95% Capital Securities to the public and issued $14 million of trust common securities to the Company. The Trust used the proceeds to purchase $464 million of the Company's 6.95% junior subordinated debentures (the Debentures). The Debentures are the sole assets of the Trust and are subordinate to all of the Company's existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees of any of such obligations. The Company also issued a guarantee related to the trust securities for the benefit of the holders.

        The Company treats the trust preferred securities as Tier 1 capital. The Debentures, the common securities issued by the Trust, and the related income effects are eliminated within the Company's consolidated financial statements. The Company's obligations under the Debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.

        The stated maturity date of the Debentures is April 15, 2032, which may be accelerated under limited circumstances or extended to no later than April 15, 2052. Also, the Company may redeem the Debentures, with regulatory approval, in whole or in part on or after April 15, 2007. The Company can also redeem the Debentures in whole, but not in part, within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. When the Debentures are repaid or redeemed, the Trust will use the proceeds to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

	Quarter ended			% Change June 30, 2002 from		Six months ended
(in millions, except per share amounts)	June 30, 2002	Mar. 31, 2002	June 30, 2001	Mar. 31, 2002	June 30, 2001	June 30, 2002	June 30, 2001	% Change

For the Period

Before effect of change in accounting principle (1) and excluding goodwill amortization
Net income	$1,420	$1,379	$56	3%	—%	$2,799	$1,356	106%
Diluted earnings per common share	.82	.80	.03	2	—	1.62	.78	108

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.83%	1.78%	.08%	3	—	1.81%	1.00%	81
Net income applicable to common stock to average common stockholders' equity (ROE)	19.72	20.01	.77	(1)	—	19.86	10.32	92

Efficiency ratio (2)	56.6	55.9	87.3	1	(35)	56.2	67.8	(17)

After effect of change in accounting principle
Net income (loss)	$1,420	$1,103	$(87)	29	—	$2,523	$1,078	134
Diluted earnings (loss) per common share	.82	.64	(.05)	28	—	1.46	.62	135

Profitability ratios (annualized)
ROA	1.83%	1.42%	—%	29	—	1.63%	.79%	106
ROE	19.72	16.00	—	23	—	17.90	8.19	119

Efficiency ratio (2)	56.6	55.9	91.6	1	(38)	56.2	71.1	(21)

Dividends declared per common share	$.28	$.26	$.24	8	17	$.54	$.48	13

Average common shares outstanding	1,710.4	1,703.0	1,714.9	—	—	1,706.7	1,715.4	(1)
Diluted average common shares outstanding	1,730.8	1,718.9	1,714.9	1	1	1,725.1	1,736.0	(1)

Total revenue	$6,017	$5,956	$3,553	1	69	$11,972	$8,786	36

Average loans	$179,232	$172,128	$161,269	4	11	$175,700	$160,583	9
Average assets	311,075	314,336	279,325	(1)	11	312,697	273,960	14
Average core deposits	179,394	177,646	168,183	1	7	178,526	162,572	10

Net interest margin	5.66%	5.67%	5.31%	—	7	5.67%	5.26%	8

At Period End
Securities available for sale	$37,132	$40,085	$41,290	(7)	(10)	$37,132	$41,290	(10)
Loans	185,001	178,447	164,754	4	12	185,001	164,754	12
Allowance for loan losses	3,883	3,842	3,760	1	3	3,883	3,760	3
Goodwill	9,724	9,733	9,607	—	1	9,724	9,607	1
Assets	314,802	311,509	289,758	1	9	314,802	289,758	9
Core deposits	181,807	181,659	171,218	—	6	181,807	171,218	6
Common stockholders' equity	29,473	28,276	26,802	4	10	29,473	26,802	10
Stockholders' equity	29,527	28,327	27,061	4	9	29,527	27,061	9
Tier 1 capital (3)	20,564	19,652	16,002	5	29	20,564	16,002	29
Total capital (3)	29,270	28,489	24,129	3	21	29,270	24,129	21

Capital ratios
Common stockholders' equity to assets	9.36%	9.08%	9.25%	3	1	9.36%	9.25%	1
Stockholders' equity to assets	9.38	9.09	9.34	3	—	9.38	9.34	—
Risk-based capital (3)
Tier 1 capital	7.95	7.68	6.95	4	14	7.95	6.95	14
Total capital	11.32	11.13	10.48	2	8	11.32	10.48	8
Leverage (3)	6.89	6.50	5.97	6	15	6.89	5.97	15

Book value per common share	$17.24	$16.55	$15.64	4	10	$17.24	$15.64	10

Staff (active, full-time equivalent)	123,500	123,200	116,300	—	6	123,500	116,300	6

Common Stock Price
High	$53.44	$50.75	$50.16	5	7	$53.44	$54.81	(2)
Low	48.12	42.90	42.65	12	13	42.90	42.55	1
Period end	50.06	49.40	46.43	1	8	50.06	46.43	8

(1)
Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142.

(2)
The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(3)
See the Capital Adequacy/Ratios section for additional information.

        This report, including the Notes to Financial Statements and the information in response to Items 2 and 3 of Form 10-Q, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Actual outcomes and results may differ significantly from forecasts and expectations. Please refer to "Factors that May Affect Future Results" for a list of some of the forward-looking statements in this report and a discussion of some of the factors that may cause results to differ.

OVERVIEW

        Wells Fargo & Company is a $315 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fifth in assets and third in market capitalization among U.S. bank holding companies at June 30, 2002. In this quarterly report on Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

        Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

        Net income for the second quarter of 2002 was $1.42 billion, compared with a net loss of $87 million for the second quarter of 2001. Excluding goodwill amortization, net income for the second quarter of 2001 would have been $56 million. Diluted earnings per common share for the second quarter of 2002 were $.82, compared with $(.05) and $.03 (excluding goodwill amortization) for the second quarter of 2001. Return on average assets (ROA) was 1.83% and return of average common equity (ROE) was 19.72% for the second quarter of 2002, compared with .08% and .77% (excluding goodwill amortization), respectively, for the same period of 2001.

        The loss in the second quarter of 2001 was due to impairment and other special charges of $1.16 billion (after tax), or $.67 per share, predominantly related to other-than-temporary impairment of publicly traded and private equity securities, primarily in the venture capital portfolio.

        Net income for the first six months of 2002, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, was $2.80 billion, or $1.62 per share, compared with $1.08 billion, or $.62 per share and $1.36 billion, or $.78 per share (excluding goodwill amortization), for the first six months of 2001. On the same basis, ROA was 1.81% in the first half of 2002, compared with .79% and 1.00%, respectively, for the first half of 2001. ROE was 19.86% in the first half of 2002, compared with 8.19% and 10.32% (excluding goodwill amortization) for the first half of 2001.

        Net interest income on a taxable-equivalent basis was $3.67 billion for the second quarter of 2002 and $7.35 billion for the first half of 2002 compared with $3.03 billion and $5.86 billion for the same periods of 2001. The Company's net interest margin was 5.66% and 5.67% for the second quarter and first half of 2002, respectively, compared with 5.31% and 5.26% for the same periods of 2001.

        Noninterest income was $2.38 billion and $4.68 billion for the second quarter and first half of 2002, respectively, compared with $.55 billion and $2.96 billion for the same periods of 2001. Excluding the impairment and other special charges recorded in second quarter 2001, noninterest income would have been $2.40 billion and $4.81 billion for second quarter and first half of 2001, respectively.

        Noninterest expense totaled $3.41 billion and $6.73 billion for the second quarter and first half of 2002, respectively, compared with $3.26 billion and $6.25 billion for the same periods of 2001.

        The provision for loan losses was $410 million and $900 million in the second quarter and first half of 2002, respectively, compared with $427 million and $788 million in the same periods of 2001. During the second quarter of 2002, net charge-offs were $387 million, or .87% of average total loans (annualized), compared with $427 million, or 1.06%, in the second quarter of 2001. The provision for loan losses in the second quarter was $23 million in excess of net charge-offs largely because the Company has adopted a loss recognition policy in certain consumer finance businesses under which loss recognition is based primarily on contractual delinquency rather than a combination of recency and contractual delinquency. The Company expects these losses will be recognized as charge-offs by the end of the year. The allowance for loan losses was $3.88 billion, or 2.10% of total loans, at June 30, 2002, compared with $3.76 billion, or 2.18%, at December 31, 2001 and $3.76 billion, or 2.28%, at June 30, 2001.

        At June 30, 2002, total nonaccrual loans were $1.67 billion, or .9% of total loans, compared with $1.64 billion, or 1.0%, at December 31, 2001 and $1.50 billion, or .9%, at June 30, 2001. Foreclosed assets amounted to $192 million at June 30, 2002, $171 million at December 31, 2001 and $134 million at June 30, 2001.

        At June 30, 2002, the ratio of common stockholders' equity to total assets was 9.36%, compared with 9.25% at June 30, 2001. The Company's total risk-based capital (RBC) ratio at June 30, 2002 was 11.32% and its Tier 1 RBC ratio was 7.95%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at June 30, 2001 were 10.48% and 6.95%, respectively. The Company's leverage ratio was 6.89% at June 30, 2002 and 5.97% at June 30, 2001, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. The significant changes to the Company's accounting policies related to these Statements are presented in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this report.

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

        In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of FAS 146 to have a material effect on the financial statements.

EARNINGS PERFORMANCE

NET INTEREST INCOME

        Net interest income on a taxable equivalent basis was $3.67 billion in second quarter 2002, up 21 percent from second quarter of last year, largely due to growth in loans and increases in net interest margin from 5.31 percent a year ago to 5.66 percent in second quarter 2002.

        Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

        Earning assets increased $31.1 billion in the second quarter from the same period last year due to increases in average loans, mortgages held for sale and debt securities available for sale. Loans averaged $179.2 billion in the second quarter of 2002 compared with $161.3 billion in the second quarter of 2001. The increase was largely due to increased originations of home equity and home mortgage products. Average mortgages held for sale increased to $26.6 billion in second quarter 2002 from $21.5 billion in the second quarter of 2001 and increased to $31.8 billion in the first six months of 2002 from $17.8 billion in the first six months of 2001. The increase for both periods was due to increased originations including refinancing activity. These increases were partially offset by a slowdown in commercial loan demand consistent with conditions in the current U.S. economy. Debt securities averaged $39.4 billion in the second quarter of 2002 compared with $34.6 billion in the second quarter of 2001.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30,
	2002			2001
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,810	1.59%	$11	$2,963	3.82%	$28
Debt securities available for sale(3):
Securities of U.S. Treasury and federal agencies	1,798	5.65	25	2,057	6.83	34
Securities of U.S. states and political subdivisions	2,148	8.27	43	2,034	8.12	40
Mortgage-backed securities:
Federal agencies	29,865	7.00	510	25,798	7.19	454
Private collateralized mortgage obligations	2,562	7.29	46	1,570	9.56	37

Total mortgage-backed securities	32,427	7.03	556	27,368	7.32	491
Other debt securities(4)	2,982	7.63	56	3,097	7.75	64

Total debt securities available for sale(4)	39,355	7.08	680	34,556	7.38	629
Mortgages held for sale(3)	26,561	6.60	440	21,480	6.92	373
Loans held for sale(3)	5,321	5.50	73	4,818	7.42	89
Loans:
Commercial	46,628	6.94	807	49,771	8.30	1,030
Real estate 1-4 family first mortgage	28,373	6.25	443	18,048	7.42	335
Other real estate mortgage	25,711	6.26	401	24,070	8.26	496
Real estate construction	7,935	5.80	115	8,208	8.41	172
Consumer:
Real estate 1-4 family junior lien mortgage	29,504	7.52	553	19,849	9.64	478
Credit card	6,616	12.33	204	6,148	13.35	205
Other revolving credit and monthly payment	23,646	10.37	612	23,442	11.54	676

Total consumer	59,766	9.18	1,369	49,439	11.00	1,359
Lease financing	9,071	7.19	163	10,150	7.71	196
Foreign	1,748	19.11	84	1,583	20.97	83

Total loans(5)	179,232	7.56	3,382	161,269	9.12	3,671
Other	6,660	4.04	67	3,756	4.98	47

Total earning assets	$259,939	7.19	4,653	$228,842	8.48	4,837

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,694.92		6	$2,301	2.79	16
Market rate and other savings	92,725.95		221	79,815	2.37	473
Savings certificates	24,862	3.30	205	31,185	5.39	419
Other time deposits	6,213	1.98	30	1,093	5.22	14
Deposits in foreign offices	4,982	1.67	21	5,751	4.27	61

Total interest-bearing deposits	131,476	1.47	483	120,145	3.28	983
Short-term borrowings	31,921	1.65	131	29,970	4.39	328
Long-term debt	41,234	3.34	344	35,066	5.47	479
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	4.20	30	935	7.59	18

Total interest-bearing liabilities	207,516	1.91	988	186,116	3.89	1,808
Portion of noninterest-bearing funding sources	52,423	—	—	42,726	—	—

Total funding sources	$259,939	1.53	988	$228,842	3.17	1,808

Net interest margin and net interest income on a taxable-equivalent basis(6)		5.66%	$3,665		5.31%	$3,029

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,417			$14,474
Goodwill	9,718			9,518
Other	28,001			26,491

Total noninterest-earning assets	$51,136			$50,483

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$59,113			$54,882
Other liabilities	15,536			11,670
Preferred stockholders' equity	50			256
Common stockholders' equity	28,860			26,401
Noninterest-bearing funding sources used to fund earning assets	(52,423)			(42,726)

Net noninterest-bearing funding sources	$51,136			$50,483

TOTAL ASSETS	$311,075			$279,325

(1)
The average prime rate of the Company was 4.75% and 7.34% for the quarters ended June 30, 2002 and 2001, respectively, and 4.75% and 7.98% for the six months ended June 30, 2002 and 2001, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.92% and 4.19% for the quarters ended June 30, 2002 and 2001, respectively, and 1.91% and 4.76% for the six months ended June 30, 2002 and 2001, respectively.

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

Six months ended June 30,
2002			2001
Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

$2,601	1.72%	$22	$2,666	4.49%	$59

1,920	5.76	53	2,232	6.95	75
2,114	8.29	84	2,015	7.89	77

29,508	7.05	1,014	25,477	7.18	893
2,627	7.09	92	1,560	9.20	71

32,135	7.05	1,106	27,037	7.29	964
3,089	7.66	114	3,180	7.76	129

39,258	7.10	1,357	34,464	7.35	1,245
31,826	6.45	1,031	17,834	7.04	630
5,203	5.50	142	4,818	7.60	182

46,648	6.99	1,617	49,434	8.68	2,128
26,474	6.41	849	18,181	7.50	681
25,500	6.33	801	23,987	8.53	1,015
7,983	5.77	228	8,063	8.99	360

28,022	7.61	1,058	19,192	9.91	948
6,594	12.29	406	6,240	13.76	431
23,597	10.43	1,223	23,691	11.74	1,387

58,213	9.28	2,687	49,123	11.28	2,766
9,216	7.23	332	10,211	7.84	400
1,666	19.42	162	1,584	21.07	167

175,700	7.64	6,676	160,583	9.40	7,517
6,384	4.10	131	3,647	5.46	99

$260,972	7.23	9,359	$224,012	8.74	9,732

$2,548	1.00	13	$2,385	3.24	38
91,415.95		430	75,013	2.60	966
25,279	3.44	431	32,002	5.60	888
5,456	2.00	55	1,655	5.43	45
5,842	1.66	48	6,724	4.99	167

130,540	1.51	977	117,779	3.60	2,104
36,748	1.67	305	29,082	5.00	722
39,457	3.43	674	34,323	5.88	1,008

2,673	4.35	58	934	7.69	35

209,418	1.94	2,014	182,118	4.28	3,869
51,554	—	—	41,894	—	—

$260,972	1.56	2,014	$224,012	3.48	3,869

	5.67%	$7,345		5.26%	$5,863

$13,985			$14,642
9,725			9,393
28,015			25,913

$51,725			$49,948

$59,284			$53,172
15,542			12,094
56			261
28,397			26,315

(51,554)			(41,894)

$51,725			$49,948

$312,697			$273,960

        The net interest margin increased to 5.66% in second quarter 2002 from 5.31% in second quarter 2001, principally due to loan mix and a faster decline in deposit and borrowing costs than loan yields.

        An important contributor to the growth in net interest income and net interest margin from second quarter 2001 was a 7% increase in core deposits, the Company's lowest cost source of funding. Average core deposits were $179.4 billion and $168.2 billion and funded 58% and 60% of the Company's average total assets in the second quarter of 2002 and 2001, respectively. Total average interest-bearing deposits increased to $131.5 billion in second quarter 2002 from $120.1 billion a year ago. For the same period, total average noninterest-bearing deposits increased to $59.1 billion from $54.9 billion. While savings certificates of deposits declined on average from $31.2 billion to $24.9 billion, noninterest-bearing checking accounts and other core deposit categories increased on average from $137.0 billion to $154.5 billion in second quarter 2002 reflecting the Company's success in growing customer accounts and balances reflecting growth in mortgage escrow deposits associated with the increase in mortgage volume in 2002.

NONINTEREST INCOME

	Quarter ended June 30,			Six months ended June 30,
			% Change			% Change
(in millions)	2002	2001		2002	2001

Service charges on deposit accounts	$547	$471	16%	$1,052	$900	17%
Trust and investment fees:
Asset management and custody fees	185	181	2	364	369	(1)
Mutual fund and annuity sales fees	196	201	(2)	396	415	(5)
All other	70	35	100	130	48	171

Total trust and investment fees	451	417	8	890	832	7
Credit card fees	223	196	14	424	377	12
Other fees:
Cash network fees	45	53	(15)	92	99	(7)
Charges and fees on loans	138	120	15	271	213	27
All other	143	138	4	274	306	(10)

Total other fees	326	311	5	637	618	3
Mortgage banking:
Origination and other closing fees	204	190	7	424	311	36
Servicing fees, net of amortization and impairment	(48)	88	—	(122)	106	—
Net gains (losses) on securities available for sale	—	(4)	(100)	—	132	(100)
Net gains on mortgage loan originations/sales activities	172	158	9	292	198	47
All other	84	85	(1)	178	161	11

Total mortgage banking	412	517	(20)	772	908	(15)
Insurance	269	210	28	532	327	63
Net gains (losses) on debt securities available for sale	45	(19)	—	81	69	17
Loss from equity investments	(58)	(1,556)	(96)	(78)	(1,419)	(95)
Net gains (losses) on sales of loans	2	(14)	—	8	(1)	—
Net gains on dispositions of operations	—	3	(100)	3	104	(97)
All other	161	9	—	358	244	47

Total	$2,378	$545	336%	$4,679	$2,959	58%

        Deposit service fees increased 16% due to growth in primary accounts and increased activity.

        The increase in trust and investment fees for the second quarter and first six months of 2002 was due to an increase in "all other" fees primarily due to the acquisition of H.D. Vest, partly offset by a change in the mutual fund mix from equity funds to money market funds. The Company managed mutual funds with $77 billion of assets at June 30, 2002, compared with $69 billion at June 30, 2001. The Company also managed or maintained personal trust, employee benefit trust and agency assets of approximately $520 billion and $500 billion at June 30, 2002 and 2001, respectively.

        Credit card fees increased 14% and 12% for the second quarter and first half of 2002, respectively, primarily due to an increase in merchant fees on debit and credit cards.

        The decrease in mortgage banking fee income for both periods was predominantly due to increased amortization and impairment of mortgage servicing rights and other retained interests. Both were driven by the decline in mortgage interest rates from 2001 to 2002. Impairment of mortgage servicing rights and other retained interests was $443 million and $129 million, respectively, in the second quarter of 2002 and $785 million and $437 million, respectively, for the first six months of 2002. The increase in amortization and impairment was largely offset by gains representing the ineffective and the excluded portion of fair value hedges of mortgage servicing rights and an increase in mortgage servicing fees resulting from growth of the servicing portfolio. The increase in origination and other closing fees and net gains on mortgage originations/sales activities was due to higher mortgage origination volumes.

        Insurance income increased in the second quarter and first six months of 2002 due to Acordia, an insurance brokerage company acquired in second quarter 2001.

        In the second quarter of 2001, loss from equity investments included approximately $1,500 million of impairment write-downs reflecting other-than-temporary impairment in the valuation of publicly traded and private equity securities.

        The Company routinely reviews its venture capital portfolios for impairment. During second quarter 2001, based on general economic and market conditions, including those events occurring in the technology and telecommunications industries, adverse changes occurred that impacted venture capital financing. While the determination of impairment is based on all of the information available at the time of the assessment, new information or economic developments in the future could lead to additional impairment.

        Net gains on disposition of operations were negligible in the first six months of 2002. The first six months of last year included a $96 million gain from the divestiture of 39 stores in Idaho, New Mexico, Nevada and Utah as a condition to completing the First Security Corporation merger.

        The increase in "all other" noninterest income was predominantly due to a net loss of $115 million in cost method equity investments in the second quarter of 2001 related to impairment write-downs.

        Based on insurance claims experience and conservative projections for used car prices, the Company recorded a second quarter 2002 charge of $53 million, included in "all other" noninterest income, for estimated auto residual losses that are not expected to be covered under loss contingency provisions in its various residual insurance policies. These estimated losses are primarily concentrated in one older, liquidating portfolio.

NONINTEREST EXPENSE

	Quarter ended June 30,			Six months ended June 30,
			% Change			% Change
(in millions)	2002	2001		2002	2001

Salaries	$1,106	$1,018	9%	$2,182	$1,995	9%
Incentive compensation	362	265	37	719	469	53
Employee benefits	364	236	54	693	514	35
Equipment	228	217	5	464	454	2
Net occupancy	274	239	15	543	476	14
Goodwill	—	152	(100)	—	296	(100)
Core deposit intangibles	39	41	(5)	79	84	(6)
Net losses (gains) on dispositions of premises and equipment	29	—	—	27	(19)	—
Outside professional services	118	129	(9)	246	230	7
Contract services	87	143	(39)	169	258	(34)
Telecommunications	78	90	(13)	170	169	1
Outside data processing	87	77	13	171	154	11
Travel and entertainment	83	69	20	158	142	11
Advertising and promotion	79	66	20	144	124	16
Postage	59	54	9	124	124	—
Stationery and supplies	55	63	(13)	113	122	(7)
Operating losses	30	43	(30)	76	99	(23)
Insurance	61	68	(10)	112	115	(3)
Security	40	49	(18)	79	76	4
All other	226	236	(4)	463	369	25

Total	$3,405	$3,255	5%	$6,732	$6,251	8%

        The increase in salaries in the second quarter and first six months of 2002 resulted from additional active, full-time equivalent staff, a major portion of which was due to acquisitions. The increase in employee benefits for the first six months of 2002 includes net pension cost of approximately $77 million in 2002, due to the impact of a weaker stock market and plan asset returns, compared with net pension income of approximately $18 million in 2001. Incentive compensation increased predominantly due to mortgage commission expense resulting from higher origination volume.

Under FAS 142, effective January 1, 2002, all goodwill amortization was discontinued.

        Net losses on dispositions of premises and equipment in 2002 were mostly due to premises write-downs and sublease losses.

Contract services decreased partly due to the reduction in technology projects.

Operating losses decreased as a result of the Company's ongoing customer service quality initiatives.

        The "all other" category increased in the first six months of 2002 partly due to temporary personnel required to meet the demands of higher mortgage origination volumes.

OPERATING SEGMENT RESULTS

        Community Banking's net income increased 15% to $1,001 million in the second quarter of 2002 from $872 million, excluding impairment and other special charges of $1,089 million (after tax), in the second quarter of 2001. Net income increased 11% to $1,981 million for the first six months of 2002 from $1,777 million, excluding impairment and other special charges, from the first six months of 2001. Net interest income increased to $2,615 million in the second quarter of 2002 from $2,083 million in the second quarter of 2001. Average loans in Community Banking grew 17% and average core deposits grew 6% from second quarter 2001. The provision for loan losses decreased by $54 million for the second quarter of 2002 due to the improved credit environment. Noninterest income for the second quarter of 2002 decreased by $147 million over the same period in 2001, excluding 2001 impairment and other special charges of $1,742 million (before tax), due to a $337 million increase in mortgage servicing rights impairment provision. Noninterest expense increased by $242 million in the second quarter of 2002 over the same period in 2001 due primarily to increased expense associated with strong mortgage origination growth.

        Wholesale Banking's net income increased 27% to $346 million in the second quarter of 2002, compared with $273 million, excluding impairment and other special charges of $62 million (after tax), in the second quarter of 2001. Net income, before the effect of change in accounting principle, was $649 million for the first six months of 2002, compared with $575 million, excluding impairment and other special charges, in the first six months of 2001, an increase of 13%. Net interest income increased 6% to $571 million for the second quarter of 2002 from $538 million in the second quarter of 2001. The provision for loan losses increased by $2 million to $73 million in the second quarter of 2002 and by $48 million to $158 million for the first six months of 2002. Noninterest income increased 47% to $702 million in the second quarter of 2002 from $477 million, excluding 2001 impairment and other special charges of $99 million (before tax), in the same periods of 2001, primarily due to higher insurance revenue, including the acquisition of Acordia in second quarter 2001, and treasury management services. Noninterest expense increased 7% to $662 million in the second quarter of 2002 from $617 million for the same period in the prior year, due primarily to the Acordia acquisition along with increased personnel expenses related to increased sales and service staff.

        In first quarter 2002, under FAS 142, a transitional goodwill impairment charge of $98 million (after tax) was recognized in certain reporting units.

        Wells Fargo Financial's net income was $75 million in the second quarter of 2002 and $83 million for the same period in 2001. Net income before effect of change in accounting principle was $159 million for the first six months of 2002 and $164 million for the same period in 2001. Net interest income increased 11% in the second quarter and 12% in the first six months of 2002, compared with the same periods in 2001. The provision for loan losses increased by $35 million and $58 million in the second quarter and first six months of 2002, respectively. The increase in the provision in second quarter 2002 was primarily due to the adoption of a new loss recognition policy at U.S. branches based on a contractual delinquency method rather than a combination of recency and contractual delinquency.

        In first quarter 2002, under FAS 142, a transitional goodwill impairment charge of $178 million (after tax) was recognized in certain international reporting units, substantially related to Island Finance, a Puerto Rico based consumer finance company acquired in 1995.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

        The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	June 30, 2002		December 31, 2001		June 30, 2001
(in millions)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U.S. Treasury and federal agencies	$1,719	$1,776	$1,983	$2,047	$2,033	$2,098
Securities of U.S. states and political subdivisions	2,353	2,464	2,146	2,223	2,224	2,307
Mortgage-backed securities:
Federal agencies	26,456	27,521	29,280	29,721	30,137	30,725
Private collateralized mortgage obligations (1)	2,130	2,195	2,628	2,658	1,807	1,841

Total mortgage-backed securities	28,586	29,716	31,908	32,379	31,944	32,566
Other	2,555	2,587	2,625	2,668	2,805	2,854

Total debt securities	35,213	36,543	38,662	39,317	39,006	39,825
Marketable equity securities	634	589	815	991	982	1,465

Total	$35,847	$37,132	$39,477	$40,308	$39,988	$41,290

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

(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Estimated unrealized gross gains	$1,585	$1,004	$1,490
Estimated unrealized gross losses	(300)	(173)	(188)

Estimated unrealized net gain	$1,285	$831	$1,302

        The following table provides the components of the total realized net gains (losses) on the sales of securities from the securities available for sale portfolio, composed of debt securities, including those related to mortgage banking, and marketable equity securities.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2002	2001	2002	2001

Realized gross gains	$105	$152	$282	$523
Realized gross losses	(75)	(1,291)	(169)	(1,360)

Realized net gains (losses)	$30	$(1,139)	$113	$(837)

        The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 4 years and 11 months at June 30, 2002. Expected remaining maturities will differ from contractual maturities because obligations may be prepaid.

        The effect of a 200 basis point increase and a 200 basis point decrease on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

(in billions)	Fair value	Net unrealized gain (loss)	Remaining maturity

At June 30, 2002	$29.7	$1.1	4 yrs., 8 mos.
At June 30, 2002, assuming a 200 basis point:
Increase in interest rates	27.4	(1.2)	7 yrs., 8 mos.
Decrease in interest rates	31.0	2.4	1 yrs., 9 mos.

LOAN PORTFOLIO

				% Change June 30, 2002 from
(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001	Dec. 31, 2001	June 30, 2001

Commercial (1)	$47,413	$47,547	$49,957	—%	(5)%
Real estate 1-4 family first mortgage	30,790	25,588	20,366	20	51
Other real estate mortgage (2)	25,665	24,808	24,140	3	6
Real estate construction	7,853	7,806	8,271	1	(5)
Consumer:
Real estate 1-4 family junior lien mortgage	31,312	25,530	20,683	23	51
Credit card	6,781	6,700	6,174	1	10
Other revolving credit and monthly payment	24,504	23,502	23,632	4	4

Total consumer	62,597	55,732	50,489	12	24
Lease financing	8,832	9,420	9,887	(6)	(11)
Foreign	1,851	1,598	1,644	16	13

Total loans (net of unearned income, including net deferred loan fees, of $4,174, $4,143 and $4,223)	$185,001	$172,499	$164,754	7%	12%

(1)
Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,952 million, $4,345 million and $4,024 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(2)
Includes agricultural loans that are secured by real estate of $1,185 million, $1,254 million and $1,271 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

        The table on the next page presents comparative data for nonaccrual loans and other assets. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table on the next page excludes loans that are 90 days or more past due and still accruing, which are presented in the table on page 38. However, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are shown in the table on the next page. The Company anticipates changes in the amount of nonaccrual loans that result from increases in lending activity or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as the interest rate environment or factors particular to a borrower such as actions taken by a borrower's management. In addition, from time to time, the Company purchases loans from other financial institutions and acquires loans from business combinations that may be classified as nonaccrual based on the Company's policies.

NONACCRUAL LOANS AND OTHER ASSETS (1)

(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Nonaccrual loans:
Commercial (2)	$934	$827	$823
Real estate 1-4 family first mortgage	211	203	198
Other real estate mortgage (3)	200	210	193
Real estate construction	147	145	80
Consumer:
Real estate 1-4 family junior lien mortgage	38	24	15
Other revolving credit and monthly payment	48	59	37

Total consumer	86	83	52
Lease financing	85	163	140
Foreign	6	9	9

Total nonaccrual loans (4)	1,669	1,640	1,495
As a percentage of total loans	.9%	1.0%	.9%
Foreclosed assets	192	171	134
Real estate investments (5)	2	2	2

Total nonaccrual loans and other assets	$1,863	$1,813	$1,631

(1)
Excludes loans that are past due 90 days or more as to interest or principal, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual.

(2)
Includes commercial agricultural loans of $50 million, $68 million and $65 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(3)
Includes agricultural loans secured by real estate of $18 million, $43 million and $48 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(4)
Includes impaired loans of $1,093 million, $995 million and $912 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

(5)
Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $13 million, $24 million and $28 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

        The Company generally identifies loans to be evaluated for impairment under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, when such loans are on nonaccrual. However, not all nonaccrual loans are impaired. Generally, a loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. In contrast, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

        For loans covered under FAS 114, the Company makes an assessment for impairment when such loans are on nonaccrual. When a loan with unique risk characteristics is identified as impaired, the Company estimates the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, is used in place of discounted cash flows. Additionally, impaired loans with commitments of less than $1 million are aggregated to estimate impairment using historical loss factors, which approximates the discounted cash flow method.

        If the measurement of the impaired loan results in a value that is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

        The table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

(in millions)	June 30, 2002	Dec. 31, 2001	June 30, 2001

Impairment measurement based on:
Collateral value method	$364	$485	$368
Discounted cash flow method	416	338	310
Historical loss factors	313	172	234

Total (1)	$1,093	$995	$912

(1)
Includes $672 million, $529 million and $423 million of impaired loans with a related FAS 114 allowance of $94 million, $91 million and $91 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

        The average recorded investment in impaired loans was $1,017 million and $934 million during the second quarter of 2002 and 2001, respectively, and $1,021 million and $860 million during the first six months of 2002 and 2001, respectively. Total interest income recognized on impaired loans was $6 million and $5 million during the second quarter of 2002 and 2001, respectively, and $10 million and $9 million during the first six months of 2002 and 2001, respectively, which was predominantly recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt.

Loans 90 Days or More Past Due and Still Accruing

        The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in nonaccrual loans. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual. However, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are excluded from the following table.

(in millions)	June 30, 2002	Dec. 31, 2001		June 30, 2001

Commercial	$70	$60		$88
Real estate 1-4 family first mortgage	109	107	(1)	79	(1)
Other real estate mortgage	12	22		29
Real estate construction	34	47		23
Consumer:
Real estate 1-4 family junior lien mortgage	67	56		56
Credit card	109	117		114
Other revolving credit and monthly payment	288	289		291

Total consumer	464	462		461

Total	$689	$698		$680

(1)
Prior periods have been restated to exclude certain government guaranteed loans.

ALLOWANCE FOR LOAN LOSSES

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$3,842	$3,759	$3,761	$3,719
Allowances related to business combinations/other	18	1	95	41
Provision for loan losses	410	427	900	788
Loan charge-offs:
Commercial	(183)	(173)	(375)	(282)
Real estate 1-4 family first mortgage	(9)	(3)	(16)	(6)
Other real estate mortgage	(2)	(6)	(12)	(9)
Real estate construction	(3)	(3)	(23)	(4)
Consumer:
Real estate 1-4 family junior lien mortgage	(18)	(11)	(30)	(22)
Credit card	(105)	(117)	(208)	(218)
Other revolving credit and monthly payment	(170)	(182)	(383)	(369)

Total consumer	(293)	(310)	(621)	(609)
Lease financing	(20)	(20)	(46)	(44)
Foreign	(23)	(17)	(44)	(35)

Total loan charge-offs	(533)	(532)	(1,137)	(989)

Loan recoveries:
Commercial	53	21	84	37
Real estate 1-4 family first mortgage	2	1	3	2
Other real estate mortgage	5	6	9	8
Real estate construction	7	1	8	2
Consumer:
Real estate 1-4 family junior lien mortgage	4	4	8	7
Credit card	12	10	24	22
Other revolving credit and monthly payment	54	50	109	99

Total consumer	70	64	141	128
Lease financing	5	7	12	14
Foreign	4	5	7	10

Total loan recoveries	146	105	264	201

Total net loan charge-offs	(387)	(427)	(873)	(788)

Balance, end of period	$3,883	$3,760	$3,883	$3,760

Total net loan charge-offs as a percentage of average total loans (annualized)	.87%	1.06%	1.00%	.99%

Allowance as a percentage of total loans	2.10%	2.28%	2.10%	2.28%

        The Company considers the allowance for loan losses of $3.88 billion adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2002. The Company's determination of the level of the allowance for loan losses rests upon various judgements and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

(in millions)	June 30, 2002	December 31, 2001	June 30, 2001

Trading assets	$6,874	$4,996	$3,893
Nonmarketable equity investments:
Private equity investments	1,642	1,696	1,783
Federal Reserve Bank stock	1,419	1,295	1,259
All other	1,293	1,071	730

Total nonmarketable equity investments	4,354	4,062	3,772
Government National Mortgage Association (GNMA) pool buy-outs	2,435	2,815	2,532
Interest receivable	1,334	1,284	1,445
Interest-earning deposits	2,107	206	156
Foreclosed assets	192	171	134
Certain identifiable intangible assets	118	119	203
Due from customers on acceptances	83	104	101
Other	10,501	9,788	8,891

Total interest receivable and other assets	$27,998	$23,545	$21,127

        Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations, and the fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $48 million and $28 million in the second quarter of 2002 and 2001, respectively, and $92 million and $60 million in the first half of 2002 and 2001, respectively. Noninterest income from trading assets was $108 million and $91 million in the second quarter of 2002 and 2001, respectively, and $202 million and $204 million in the first half of 2002 and 2001, respectively.

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

DEPOSITS

        The following table shows comparative detail of deposits.

(in millions)	June 30, 2002	December 31, 2001	June 30, 2001

Noninterest-bearing	$61,499	$65,362	$56,774
Interest-bearing checking	2,428	2,228	1,950
Market rate and other savings	93,687	89,251	82,705
Savings certificates	24,193	25,454	29,789

Core deposits	181,807	182,295	171,218
Other time deposits	5,552	839	1,168
Deposits in foreign offices	5,852	4,132	5,872

Total deposits	$193,211	$187,266	$178,258

CAPITAL ADEQUACY/RATIOS

        The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes					To be well capitalized under the FDICIA prompt corrective action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of June 30, 2002:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$29.3	11.32%	≥	$20.7	≥	8.00%
Wells Fargo Bank, N.A.	16.2	12.27	≥	10.6	≥	8.00		≥	$13.2	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.5	12.22	≥	2.3	≥	8.00		≥	2.8	≥	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$20.6	7.95%	≥	$10.3	≥	4.00%
Wells Fargo Bank, N.A.	10.0	7.60	≥	5.3	≥	4.00		≥	$7.9	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.2	11.31	≥	1.1	≥	4.00		≥	1.7	≥	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$20.6	6.89%	≥	$11.9	≥	4.00	%(1)
Wells Fargo Bank, N.A.	10.0	7.37	≥	5.4	≥	4.00	(1)	≥	$6.8	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.2	5.88	≥	2.2	≥	4.00	(1)	≥	2.7	≥	5.00

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

        To remain a seller/servicer in good standing, the Company's mortgage banking affiliate must maintain specified levels of shareholders' equity as required by the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. The equity requirements are generally based on the size of the loan portfolio being serviced for each investor. At June 30, 2002, the equity requirements for these agencies ranged from $1 million to $184 million. The mortgage banking affiliate had agency capital levels ranging from $955 million to $1 billion.

OFF-BALANCE SHEET TRANSACTIONS

OFF-BALANCE SHEET ARRANGEMENTS

        The Company consolidates majority-owned subsidiaries that it controls. Other affiliates, including certain joint ventures, in which there is generally 20% ownership are accounted for by the equity method of accounting and not consolidated; those in which there is less than 20% ownership are generally carried at cost.

        The Company routinely originates, securitizes and sells into the secondary market mortgage loans, and from time to time, other financial assets, including student loans, commercial mortgages and auto receivables. The Company also structures investment vehicles, typically in the form of collateralized debt obligations, to provide customers and investors with specialized investments to meet their specific needs. These securitizations are structured without recourse to the Company and without restrictions on the retained interest. In general, because the Company no longer maintains legal ownership of, nor controls the loans transferred, the transfers are accounted for as sales with related gain or loss recognized in income. In most securitizations, the Company retains the servicing rights related to the transferred loans so that customers that borrow from the Company benefit from continuity of service, and the Company may retain other beneficial interests from these sales. The Company does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

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

INTEREST RATE RISK

        Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see "Asset/Liability and Market Risk Management—Interest Rate Risk" in the Company's 2001 Annual Report on Form 10-K. The principal tool used to evaluate Company interest rate risk is a simulation of net income under multiple economic and interest rate scenarios.

        The Company simulates its future net income under multiple interest rate paths that differ in terms of the direction of interest rate changes, the degree of change over time, the speed of change, and the projected shape of the yield curve. As of June 30, 2002, the simulation analysis indicated that the Company's earnings would tend to decrease from most likely expectations under scenarios of much higher short term rates accompanied by higher but less pronounced increases in long term rates. As an example, a 2.50% increase in the federal funds rate accompanied by a 1.00% increase in the 10 year constant maturity treasury rate from levels prevailing at June 30, 2002 would reduce estimated net income by 5.1% relative to the Company's most likely earnings plan over a twelve month horizon. The principal source of net income risk in that particular scenario is a modeled slowdown in mortgage origination activity and narrower new business spreads associated with a flatter yield curve. Simulation estimates are highly dependent on and will change with the size and mix of the actual and projected balance sheet at the time each simulation is done.

        The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2002 and December 31, 2001 are indicated in Note 10 (Derivative Instruments and Hedging Activities) to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) most of the Company's long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance, (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa, and (c) the Mortgage Company actively uses swaptions, futures, forwards and rate options to hedge the Company's mortgage pipeline, funded mortgage loans, and mortgage servicing rights asset.

MORTGAGE BANKING INTEREST RATE RISK

        The origination, funding and servicing of home mortgages is subject to complex risks. For more information, see "Asset/Liability and Market Risk Management—Mortgage Banking Interest Rate Risk" in the Company's 2001 Annual Report on Form 10-K. Because Mortgage Banking sells or securitizes most of the mortgage loans it originates, credit and liquidity risk is contained. Changes in interest rates, however, may have a potentially large impact on Mortgage Banking earnings in any calendar quarter and over time. Wells Fargo dynamically manages both the risk to net income over time from all sources as well as the risk to an immediate reduction in the fair value of its mortgage servicing rights. Both mortgage loans held on the Company's balance sheet and off-balance sheet derivative instruments are used to maintain these risks within parameters established by Corporate ALCO.

        Under generally accepted accounting principles (GAAP), the capitalized mortgage servicing rights asset of $5.96 billion would be written down through the income statement as long term interest rates decline, which would impact prepayment speed assumptions. The Company mitigates this risk in two ways. First, a substantial portion of the mortgage servicing rights asset is hedged with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the mortgage servicing rights for any given change in long term interest rates. Second, a portion of the potential reduction in the value of the mortgage servicing rights asset for a given decline in interest rates is offset by estimated increases in origination and servicing fees over a twelve month period from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the mortgage servicing rights and its impact on net income would be immediate whereas the additional fee income accrues over time. Net of impairment reserves, the capitalized mortgage servicing rights asset is valued at 1.23% of the total servicing portfolio at June 30, 2002, down from 1.58% of the servicing portfolio at June 30, 2001.

MARKET RISK—TRADING ACTIVITIES

        The Company incurs interest rate risk, foreign exchange risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The purpose of these businesses is to accommodate customers in the management of their market price risks. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. Open "at risk" positions for all trading business are monitored by Corporate ALCO.

MARKET RISK—EQUITY MARKETS

        Equity markets impact the Company in both direct and indirect ways. For more information, see "Asset/Liability and Market Risk Management—Market Risk—Equity Markets" in the Company's 2001 Annual Report on Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company's management and its Board of Directors. Management reviews these investments at least quarterly and assesses for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment's cash flows and capital needs, the viability of its business model and the Company's exit strategy. The balance of private equity investments was $1,642 million at June 30, 2002 and $1,696 million at December 31, 2001.

        The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company's venture capital activities. These securities are managed within capital risk limits approved by management and the Board of Directors and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, these securities are assessed for other-than-temporary impairment periodically. At June 30, 2002, the cost of marketable equity securities was $634 million and fair market value was $589 million.

        The Company regularly assesses the private equity investments and marketable equity securities portfolios for impairment, however there can be no assurance that there will not be additional losses in the future.

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

        At March 31, 2002, the Parent had authority to issue a total of $4.55 billion in senior and subordinated notes under an Securities and Exchange Commission (SEC) registration statement filed in 2000. Under this registration statement, the Parent issued $1 billion in senior notes in the second quarter of 2002, leaving at June 30, 2002 a total of $3.55 billion available for issuance. In February 2002, the Parent registered for issuance an additional $10 billion in debt and equity securities, and certain other securities, including preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements, and securities obligating the holders to purchase or sell securities issued by third parties, currencies, or commodities. At March 31, 2002, the Parent had authority to issue $9.55 billion under this registration. The Parent did not issue any securities in the second quarter of 2002. The Company used the proceeds from securities issued in 2002 for general corporate purposes and expects that it will use the proceeds from the issuance of any securities in the future for general corporate purposes as well. The Parent issues commercial paper and has two back-up credit facilities amounting to $2 billion.

        At March 31, 2002, Wells Fargo Financial, Inc. (WFFI) had authority to issue a total of $3.3 billion of senior debt and subordinated notes under two previously filed SEC registration statements. During the second quarter of 2002, WFFI issued a total of $1.1 billion in senior notes, leaving at June 30, 2002 a total of $2.2 billion available for issuance by WFFI. In July 2002, WFFI issued $500 million in senior notes. In addition, at March 31, 2002, a subsidiary of WFFI had authority to issue a total of $1.3 billion (Canadian) of debt securities under a registration statement previously filed with the Canadian provincial securities authorities. During the second quarter of 2002, the subsidiary issued $150 million (Canadian) senior notes, leaving at June 30, 2002 a total of $1.15 billion (Canadian) available for issuance by the WFFI subsidiary.

        In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to an aggregate of $10 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations. Wells Fargo Bank, N.A. did not issue any long-term notes during the second quarter of 2002. As of June 30, 2002, the remaining issuance authority under the long-term portion was $5.4 billion.

CAPITAL MANAGEMENT

        The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically utilizing capital when returns are perceived to be high and issuing/accumulating capital when the costs of doing so is perceived to be low.

        Uses of capital include investments for organic growth, acquisitions of banks and other financial services companies, dividends and share repurchases. During the first six months of 2002, the Company's consolidated assets increased $7.23 billion, or 2%. During 2001, the Board of Directors authorized the repurchase of up to 85 million additional shares of the Company's outstanding common stock. During the first six months of 2002, the Company repurchased 8.6 million shares of common stock for an aggregate of $426 million. At June 30, 2002, the total remaining common stock repurchase authority was approximately 42 million shares. In April 2002, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 28 cents from 26 cents, representing an 8% increase in the quarterly dividend rate.

        Sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and the placement of trust preferred securities. In the first six months of 2002, total net income was $2.52 billion and the change in retained earnings was $1.53 billion after payment of $923 million in common stock dividends. In the first six months of 2002, the Company issued a total of $321 million in common stock for various employee stock plans.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We make forward-looking statements in this report and from time to time in other reports and proxy statements we file with the SEC. Also, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

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

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis" and "—Asset/Liability and Market Risk Management"). Factors relating to the regulation and supervision of the Company are described in our Annual Report on Form 10-K for the year ended December 31, 2001. When we refer to our Form 10-K, we mean not only to the information included directly in that report but also to information incorporated by reference into that report from other documents including our 2001 Annual Report to Stockholders. Information incorporated into the Form 10-K from our 2001 Annual Report to Stockholders is filed as Exhibit 13 to the Form 10-K.

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

        The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which impact our net interest margin, and can materially affect the value of financial instruments we hold, such as debt securities and mortgage servicing rights. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict or anticipate.

The financial services industry is highly competitive.

        We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a "financial holding company," which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

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

Future legislation could change our competitive position.

        Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

We depend on the accuracy and completeness of information about customers and counterparties.

        In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or that are materially misleading.

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

        Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure on financial services companies to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. Also, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not successfully introduce new products and services, achieve market acceptance of our products and services, and/or develop and maintain loyal customers.

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

        Merchant Banking.    Our merchant banking activities including venture capital investments have a much greater risk of capital losses than our traditional banking activities. Also, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities Available for Sale."

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

We rely on other companies to provide key components of our business infrastructure.

        Third parties provide key components of our business infrastructure such as internet connections and network access. Any disruption in internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

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

Legislative Risk

        Our business model is dependent on sharing information between the family of companies owned by Wells Fargo to better satisfy our customers' needs. Laws that restrict the ability of our companies to share information about customers could negatively impact our revenue and profit.

Our stock price can be volatile.

        Our stock price can fluctuate widely in response to a variety of factors including:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  recommendations by securities analysts;

  •
  new technology used, or services offered, by our competitors;

  •
  significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

  •
  failure to integrate our acquisitions or realize anticipated benefits from our acquisitions;

  •
  operating and stock price performance of other companies that investors deem comparable to us;

  •
  news reports relating to trends, concerns and other issues in the financial services industry; and

  •
  changes in government regulations.

        General market fluctuations, industry factors and general economic and political conditions and events, such as future terrorist attacks and activities, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        The preferred share purchase rights issued under the Company's rights plan and included with the Company's common stock will expire as of the close of business on August 12, 2002. See Part II, Item 5 of this report for more information.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders on April 23, 2002. There were 1,706,480,505 shares of common stock outstanding and entitled to vote at the meeting. A total of 1,432,458,328 shares of common stock were represented at the meeting in person or by proxy, representing 83.94% of the shares outstanding and entitled to vote at the meeting.

        At the meeting stockholders (1) elected each person named in the Proxy Statement as a nominee for director, (2) approved the proposal to increase by 50,000,000 the number of shares of common stock available for awards under the Long-Term Incentive Compensation Plan, (3) ratified the appointment by the Board of Directors of KPMG LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2002, and (4) approved the stockholder proposal requesting that the Board of Directors eliminate the Company's rights plan. Following are the voting results for each matter:

        (1)    Election of Directors

	For	Withheld

Leslie S. Biller	1,420,015,371	12,442,957
J.A. Blanchard III	1,411,571,845	20,886,483
Michael R. Bowlin	1,420,119,246	12,339,082
David A. Christensen	1,409,664,414	22,793,914
Spencer F. Eccles	1,418,431,142	14,027,186
Susan E. Engel	1,413,915,688	18,542,640
Robert L. Joss	1,413,664,073	18,794,255
Reatha Clark King	1,411,692,745	20,765,583
Richard M. Kovacevich	1,420,518,131	11,940,197
Richard D. McCormick	1,420,352,124	12,106,204
Cynthia H. Milligan	1,411,307,890	21,150,438
Benjamin F. Montoya	1,411,051,362	21,406,966
Philip J. Quigley	1,411,521,249	20,937,079
Donald B. Rice	1,410,203,288	22,255,040
Judith M. Runstad	1,411,564,972	20,893,356
Susan G. Swenson	1,411,388,150	21,070,178
Michael W. Wright	1,404,187,017	28,271,311

        (2)    Proposal to Increase Shares Available for Awards Under the Long-Term Incentive Compensation Plan

For	Against	Abstentions

1,050,426,772	371,249,913	10,781,643

        (3)    Proposal to Ratify Appointment of KPMG LLP

For	Against	Abstentions

1,384,053,561	39,844,019	8,560,748

        (4)    Stockholder Proposal Regarding Rights Plan

For	Against	Abstentions	Non-Votes

684,408,144	508,877,512	22,819,211	216,353,461

Item 5. Other Events.

        The Company and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as rights agent, following authorization by the Company's board of directors to terminate the Company's rights plan, entered into an Amendment to Rights Agreement, dated as of August 12, 2002, amending the Rights Agreement, dated as of October 21, 1998, between the Company and the rights agent to cause the preferred share purchase rights issued pursuant to the Rights Agreement to expire as of the close of business on August 12, 2002. The foregoing description of the Amendment to Rights Agreement is qualified in its entirety by reference to the full text of the Amendment to Rights Agreement, attached hereto as Exhibit 4(c), and to the Rights Agreement, attached hereto as Exhibit 4(b).

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3	(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company's Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company's name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)
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

3	(d)
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

3	(o)	Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001
	(p)	Certificate of Designations for the Company's 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 16, 2002
	(q)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
4	(a)	See Exhibits 3(a) through 3(q)
(b)
Rights Agreement, dated as of October 21, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998
(c)
Amendment to Rights Agreement, dated as of August 12, 2002, between the Company and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, filed herewith
	(d)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10	(a)	Long-Term Incentive Compensation Plan, as amended through April 23, 2002, filed herewith
	(b)	Agreement, effective April 15, 2002, between Robert L. Joss and Wells Fargo Bank, N.A., filed herewith
	(c)	Agreement, dated May 29, 2002, between the Company and Leslie S. Biller, filed herewith
	(d)	Amendment, dated May 22, 2002, to Agreement between the Company and an executive officer, filed herewith
99	(a)
Computation of Ratios of Earnings to Fixed Charges—the ratios of earnings to fixed charges, including interest on deposits, were 3.13 and .93 for the quarters ended June 30, 2002 and 2001, respectively, and 3.06 and 1.44 for the six months ended June 30, 2002 and 2001, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.00 and .85 for the quarters ended June 30, 2002 and 2001, respectively, and 4.85 and 1.95 for the six months ended June 30, 2002 and 2001, respectively.

99	(b)

Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends—the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.12 and .93 for the quarters ended June 30, 2002 and 2001, respectively, and 3.06 and 1.44 for the six months ended June 30, 2002 and 2001, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.98 and .84 for the quarters ended June 30, 2002 and 2001, respectively, and 4.84 and 1.93 for the six months ended June 30, 2002 and 2001, respectively.
99	(c)	Certification of Periodic Financial Reports by Chief Executive Officer Pursuant to 18 U.S.C. §1350
99	(d)	Certification of Periodic Financial Reports by Chief Financial Officer Pursuant to 18 U.S.C. §1350
  (b)
  The Company filed the following reports on Form 8-K during the second quarter of 2002:

  (1)
  April 15, 2002, under Item 7, filing as exhibits documents relating to the issuance by Wells Fargo Capital VI of its 6.95% Capital Securities and the issuance by the Company of its 6.95% Junior Subordinated Debentures

  (2)
  April 16, 2002, under Item 5, containing the Company's financial results for the quarter ended March 31, 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2002	WELLS FARGO & COMPANY
	By:	/s/ LES L. QUOCK Les L. Quock Senior Vice President and Controller (Principal Accounting Officer)

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
PART II—OTHER INFORMATION
SIGNATURE