Form 10-Q
period 2002-09-30
WELLS FARGO & CO/MN
filed 2002-11-07
CIK 72971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding October 31, 2002
Common stock, $1–2/3 par value	1,691,889,476

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	21
	Overview	22
	Earnings Performance	25
	Net Interest Income	25
	Noninterest Income	28
	Noninterest Expense	30
	Operating Segment Results	31
	Balance Sheet Analysis	32
	Securities Available for Sale	32
	Loan Portfolio	34
	Nonaccrual Loans and Other Assets	35
	Loans 90 Days Past Due and Still Accruing	37
	Allowance for Loan Losses	38
	Interest Receivable and Other Assets	39
	Deposits	40
	Capital Adequacy/Ratios	40
	Off-Balance Sheet Transactions	41
	Asset/Liability and Market Risk Management	42
	Capital Management	46
	Factors that May Affect Future Results	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures
	Evaluation of Disclosure Controls and Procedures	53
	Changes in Internal Controls	53
PART II	Other Information
Item 2.	Changes in Securities and Use of Proceeds	54
Item 6.	Exhibits and Reports on Form 8-K	54
Signature		58
Certifications		59

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

PART I—FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions, except per share amounts)	2002	2001	2002	2001

INTEREST INCOME
Securities available for sale	$582	$669	$1,893	$1,885
Mortgages held for sale	591	425	1,622	1,055
Loans held for sale	52	69	194	251
Loans	3,400	3,583	10,072	11,094
Other interest income	74	70	225	227

Total interest income	4,699	4,816	14,006	14,512

INTEREST EXPENSE
Deposits	483	845	1,459	2,949
Short-term borrowings	124	316	429	1,037
Long-term debt	367	431	1,041	1,439
Guaranteed preferred beneficial interests in Company's subordinated debentures	30	23	88	59

Total interest expense	1,004	1,615	3,017	5,484

NET INTEREST INCOME	3,695	3,201	10,989	9,028
Provision for loan losses	395	455	1,295	1,243

Net interest income after provision for loan losses	3,300	2,746	9,694	7,785

NONINTEREST INCOME
Service charges on deposit accounts	560	470	1,612	1,370
Trust and investment fees	439	424	1,330	1,256
Credit card fees	242	203	666	579
Other fees	372	303	1,009	921
Mortgage banking	426	369	1,198	1,277
Insurance	234	196	766	524
Net gains on debt securities available for sale	121	97	202	166
Loss from equity investments	(152)	(58)	(230)	(1,477)
Other	103	279	471	627

Total noninterest income	2,345	2,283	7,024	5,243

NONINTEREST EXPENSE
Salaries	1,110	1,020	3,292	3,015
Incentive compensation	446	315	1,165	784
Employee benefits	304	223	997	737
Equipment	232	217	697	672
Net occupancy	278	240	821	716
Goodwill	—	156	—	452
Core deposit intangibles	38	41	118	125
Net (gains) losses on dispositions of premises and equipment	—	(2)	26	(21)
Other	999	977	3,023	2,958

Total noninterest expense	3,407	3,187	10,139	9,438

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,238	1,842	6,579	3,590
Income tax expense	794	678	2,335	1,348

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,444	1,164	4,244	2,242
Cumulative effect of change in accounting principle	—	—	(276)	—

NET INCOME	$1,444	$1,164	$3,968	$2,242

NET INCOME APPLICABLE TO COMMON STOCK	$1,443	$1,160	$3,965	$2,229

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.85	$.68	$2.49	$1.30

Diluted earnings per common share	$.84	$.67	$2.46	$1.29

EARNINGS PER COMMON SHARE
Earnings per common share	$.85	$.68	$2.33	$1.30

Diluted earnings per common share	$.84	$.67	$2.30	$1.29

DIVIDENDS DECLARED PER COMMON SHARE	$.28	$.26	$.82	$.74

Average common shares outstanding	1,700.7	1,710.6	1,704.7	1,713.8

Diluted average common shares outstanding	1,717.8	1,726.9	1,722.6	1,732.9

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except shares)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

ASSETS
Cash and due from banks	$15,813	$16,968	$15,791
Federal funds sold and securities purchased under resale agreements	4,047	2,530	3,241
Securities available for sale	32,974	40,308	40,749
Mortgages held for sale	42,339	30,405	23,154
Loans held for sale	5,522	4,745	4,982
Loans	186,310	172,499	168,866
Allowance for loan losses	3,861	3,761	3,761

Net loans	182,449	168,738	165,105

Mortgage servicing rights	4,415	6,241	5,404
Premises and equipment, net	3,664	3,549	3,534
Core deposit intangibles	905	1,013	1,053
Goodwill	9,744	9,527	9,604
Interest receivable and other assets	32,378	23,545	25,483

Total assets	$334,250	$307,569	$298,100

LIABILITIES
Noninterest-bearing deposits	$69,382	$65,362	$56,271
Interest-bearing deposits	136,374	121,904	120,491

Total deposits	205,756	187,266	176,762
Short-term borrowings	30,370	37,782	40,196
Accrued expenses and other liabilities	19,341	16,777	17,454
Long-term debt	45,824	36,095	34,131
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	2,435	2,235
STOCKHOLDERS' EQUITY
Preferred stock	294	218	447
Unearned ESOP shares	(236)	(154)	(185)

Total preferred stock	58	64	262
Common stock—$1–2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,499	9,436	9,438
Retained earnings	18,441	16,005	15,281
Cumulative other comprehensive income	1,070	752	969
Treasury stock—37,900,563 shares, 40,886,028 shares and 30,498,100 shares	(1,888)	(1,937)	(1,522)

Total stockholders' equity	30,074	27,214	27,322

Total liabilities and stockholders' equity	$334,250	$307,569	$298,100

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in millions, except shares)	Number of shares	Preferred stock	Unearned ESOP shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Cumulative other comprehensive income	Total stockholders' equity

BALANCE DECEMBER 31, 2000		$385	$(118)	$2,894	$9,337	$14,541	$(1,075)	$524	$26,488

Comprehensive income:
Net income						2,242			2,242
Other comprehensive income, net of tax:
Translation adjustments								(3)	(3)
Net unrealized gains on securities available for sale, net of reclassification of $455 million of net losses included in net income								324	324
Cumulative effect of the change in accounting principle for derivatives and hedging activities								71	71
Net unrealized gains on derivatives and hedging activities, net of reclassification of $27 million of net gains on cash flow hedges included in net income								53	53

Total comprehensive income									2,687
Common stock issued	14,349,572				92	(221)	643		514
Common stock issued for acquisitions	428,343				1	1	20		22
Common stock repurchased	26,312,895						(1,225)		(1,225)
Preferred stock (192,000) issued to ESOP		192	(207)		15				—
Preferred stock released to ESOP			140		(10)				130
Preferred stock (130,225) converted to common shares	2,772,062	(130)			3		127		—
Preferred stock dividends						(13)			(13)
Common stock dividends						(1,269)			(1,269)
Change in Rabbi trust assets (classified as treasury stock)							(12)		(12)

Net change		62	(67)	—	101	740	(447)	445	834

BALANCE SEPTEMBER 30, 2001		$447	$(185)	$2,894	$9,438	$15,281	$(1,522)	$969	$27,322

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income:
Net income						3,968			3,968
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $236 million of net losses included in net income								514	514
Net unrealized losses on derivatives and hedging activities, net of reclassification of $163 million of net losses on cash flow hedges included in net income								(196)	(196)

Total comprehensive income									4,286
Common stock issued	12,884,012				41	(130)	570		481
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	25,217,058						(1,206)		(1,206)
Preferred stock (238,000) issued to ESOP		239	(256)		17				—
Preferred stock released to ESOP			174		(11)				163
Preferred stock (162,687) converted to common shares	3,301,318	(163)			12		151		—
Preferred stock dividends						(3)			(3)
Common stock dividends						(1,399)			(1,399)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							3		3

Net change		76	(82)	—	63	2,436	49	318	2,860

BALANCE SEPTEMBER 30, 2002		$294	$(236)	$2,894	$9,499	$18,441	$(1,888)	$1,070	$30,074

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30,
(in millions)	2002	2001

Cash flows from operating activities:
Net income	$3,968	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,295	1,243
Depreciation and amortization	1,777	2,011
Net (gains) losses on securities available for sale	(116)	732
Net gains on mortgage loan originations/sales activities	(519)	(420)
Net gains on sales of loans	(15)	(10)
Net losses (gains) on dispositions of premises and equipment	26	(21)
Net losses (gains) on dispositions of operations	6	(104)
Release of preferred shares to ESOP	163	130
Net increase in trading assets	(1,598)	(2,447)
Net increase (decrease) in deferred income taxes	155	(192)
Net decrease in accrued interest receivable	49	86
Net increase (decrease) in accrued interest payable	36	(128)
Originations of mortgages held for sale	(190,320)	(110,238)
Proceeds from sales of mortgages held for sale	178,228	97,824
Principal collected on mortgages held for sale	1,257	837
Net increase in loans held for sale	(777)	(443)
Other assets, net	(2,245)	1,605
Other accrued expenses and liabilities, net	2,922	4,106

Net cash used by operating activities	(5,708)	(3,187)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	14,566	16,262
Proceeds from prepayments and maturities	6,496	4,564
Purchases	(11,459)	(23,392)
Net cash paid for acquisitions	(574)	(383)
Net increase in banking subsidiaries' loans resulting from originations and collections	(8,129)	(5,080)
Proceeds from sales (including participations) of banking subsidiaries loans	877	1,731
Purchases (including participations) of loans by banking subsidiaries	(1,950)	(300)
Principal collected on nonbank subsidiaries' loans	8,441	7,409
Nonbank subsidiaries' loans originated	(10,610)	(14,698)
Proceeds from dispositions of operations	42	1,190
Proceeds from sales of foreclosed assets	339	183
Net increase in federal funds sold and securities purchased under resale agreements	(1,348)	(1,643)
Net increase in mortgage servicing rights	(76)	(1,615)
Other, net	(5,252)	(1,939)

Net cash used by investing activities	(8,637)	(17,711)

Cash flows from financing activities:
Net increase in deposits	13,890	7,203
Net (decrease) increase in short-term borrowings	(8,300)	11,207
Proceeds from issuance of long-term debt	16,792	11,074
Repayment of long-term debt	(7,492)	(9,048)
Proceeds from issuance of guaranteed preferred beneficial interests in Company's subordinated debentures	450	1,300
Proceeds from issuance of common stock	412	423
Repurchase of common stock	(1,206)	(1,225)
Payment of cash dividends on preferred and common stock	(1,402)	(1,282)
Other, net	46	59

Net cash provided by financing activities	13,190	19,711

Net change in cash and due from banks	(1,155)	(1,187)
Cash and due from banks at beginning of period	16,968	16,978

Cash and due from banks at end of period	$15,813	$15,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,053	$5,356
Income taxes	$1,881	$1,654
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$352	$231
Net transfers between mortgages held for sale and loans	$224	$1,825

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. On July 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, the Company's goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized over periods of up to 25 years. Effective January 1, 2002, all goodwill amortization was discontinued.

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

        Transactions completed in the nine months ended September 30, 2002 include:

(in millions)	Date	Assets
Risk Management Services, Inc., Morristown, Tennessee	January 1	$2
Alcalay, Cohen, Inc. d/b/a General Insurance Consultants, Tarzana, California	February 1	6
Texas Financial Bancorporation, Inc., Minneapolis, Minnesota	February 1	2,957
Five affiliated banks and related entities of Marquette Bancshares, Inc. located in Minnesota, Wisconsin, Illinois, Iowa and South Dakota	February 1	3,086
SIFE, Walnut Creek, California	February 22	25
Rediscount business of Washington Mutual Bank, FA, Philadelphia, Pennsylvania	March 28	281
Tejas Bancshares, Inc., Amarillo, Texas	April 26	374
FAS Holdings, Inc., San Diego, California	July 22	48

		$6,779

3.    Preferred Stock

        The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

        The table below is a summary of the Company's preferred stock. A detailed description of the Company's preferred stock is provided in Note 11 (Preferred Stock) to the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable dividends rate
	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001	Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,468,400	$73	$73	$73	5.50%	10.50%
6.59%/Adjustable-Rate Noncumulative Preferred Stock, Series H (1)(2)	—	—	4,000,000	—	—	200	7.00	13.00
2002 ESOP Cumulative Convertible (3)	85,727	—	—	86	—	—	10.50	11.50
2001 ESOP Cumulative Convertible (3)	56,826	61,800	74,792	57	62	75	10.50	11.50
2000 ESOP Cumulative Convertible (3)	38,242	39,962	43,762	38	40	44	11.50	12.50
1999 ESOP Cumulative Convertible (3)	14,722	15,552	17,652	14	15	18	10.30	11.30
1998 ESOP Cumulative Convertible (3)	5,745	6,145	7,395	6	6	7	10.75	11.75
1997 ESOP Cumulative Convertible (3)	7,076	7,576	9,276	7	8	9	9.50	10.50
1996 ESOP Cumulative Convertible (3)	6,907	7,707	9,957	7	8	10	8.50	9.50
1995 ESOP Cumulative Convertible (3)	4,743	5,543	8,143	5	5	8	10.00	10.00
ESOP Cumulative Convertible (3)	612	1,002	2,602	1	1	3	9.00	9.00
Unearned ESOP shares (4)	—	—	—	(236)	(154)	(185)	—	—

Total	1,680,600	1,605,287	5,641,979	$58	$64	$262

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

	Quarter ended Sept. 30,				Nine months ended Sept. 30,
(in millions, except per share amounts)	2002		2001		2002	2001

Net income before effect of change in accounting principle		$1,444		$1,164	$4,244	$2,242
Less: Preferred stock dividends		1		4	3	13

Net income applicable to common stock before effect of change in accounting principle (numerator)		1,443		1,160	4,241	2,229
Cumulative effect of change in accounting principle (numerator)		—		—	(276)	—

Net income applicable to common stock (numerator)		$1,443		$1,160	$3,965	$2,229

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)		1,700.7		1,710.6	1,704.7	1,713.8

Per share before effect of change in accounting principle		$.85		$.68	$2.49	$1.30
Per share effect of change in accounting principle		—		—	(.16)	—

Per share		$.85		$.68	$2.33	$1.30

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding		1,700.7		1,710.6	1,704.7	1,713.8
Add: Stock options		16.8		15.7	17.6	18.4
Restricted share rights		.3		.6	.3	.7

Diluted average common shares outstanding (denominator)		1,717.8		1,726.9	1,722.6	1,732.9

Per share before effect of change in accounting principle	$	..84	$	..67	$2.46	$1.29
Per share effect of change in accounting principle		—		—	(.16)	—

Per share		$.84		$.67	$2.30	$1.29

        In accordance with FAS 123, Accounting for Stock-Based Compensation, the Company follows the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, in accounting for its stock option plans for directors and employees. Under APB 25, compensation expense for stock options is generally not recognized in net income. Assuming that all in-the-money options were exercised on the measurement date and assuming that the spread between the exercise price and market price (after tax) were issued in common shares, the shares that would have been issued for the quarter and nine months ended September 30, 2002 were 17.1 million and 17.9 million, respectively. The effect of the shares that would have been issued results in a decrease to earnings per share, costing the Company one cent and three cents of dilution to earnings per share for the quarter and nine months ended September 30, 2002, respectively. For further information see Note 12 (Common Stock and Stock Plans) to the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

5.    "Adjusted" Earnings—FAS 142 Transitional Disclosure

        Under FAS 142, effective January 1, 2002 amortization of goodwill was discontinued. For comparability, the table below reconciles the Company's reported earnings to "adjusted" earnings, which exclude goodwill amortization.

	September 30, 2001
(in millions, except per share amounts)	Quarter ended	Nine months ended

NET INCOME
Reported net income	$1,164	$2,242
Goodwill amortization, net of tax	146	424

Adjusted net income	$1,310	$2,666

EARNINGS PER COMMON SHARE
Reported earnings per common share	$.68	$1.30
Goodwill amortization, net of tax	.08	.25

Adjusted earnings per common share	$.76	$1.55

DILUTED EARNINGS PER COMMON SHARE
Reported diluted earnings per common share	$.67	$1.29
Goodwill amortization, net of tax	.08	.24

Adjusted diluted earnings per common share	$.75	$1.53

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

        The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales predominantly up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, as well as insurance and securities brokerage through affiliates. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

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

        The Wholesale Banking Group serves businesses across the United States predominantly with annual sales in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products, insurance and insurance brokerage services, and investment banking services. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

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

        The following table provides the results for the Company's three major operating segments.

(income/expense in millions, average balances in billions)	Community Banking		Wholesale Banking		Wells Fargo Financial		Reconciliation column(4)		Consolidated Company
Quarter ended September 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (1)	$2,645	$2,240	$576	$551	$477	$429	$(3)	$(19)	$3,695	$3,201
Provision for loan losses	180	266	60	62	155	127	—	—	395	455
Noninterest income	1,717	1,623	538	548	96	100	(6)	12	2,345	2,283
Noninterest expense	2,534	2,185	604	574	269	266	—	162	3,407	3,187

Income (loss) before income tax expense (benefit)	1,648	1,412	450	463	149	136	(9)	(169)	2,238	1,842
Income tax expense (benefit) (2)	580	482	160	165	57	51	(3)	(20)	794	678

Net income (loss)	$1,068	$930	$290	$298	$92	$85	$(6)	$(149)	$1,444	$1,164

Average loans	$117	$101	$49	$50	$16	$13	$—	$—	$182	$164
Average assets	226	202	72	66	17	15	6	6	321	289
Average core deposits	166	155	18	16	—	—	—	—	184	171
Nine months ended September 30,
Net interest income (1)	$7,940	$6,230	$1,705	$1,628	$1,370	$1,229	$(26)	$(59)	$10,989	$9,028
Provision for loan losses	648	728	218	172	429	343	—	—	1,295	1,243
Noninterest income	4,849	3,403	1,891	1,531	274	273	10	36	7,024	5,243
Noninterest expense	7,406	6,485	1,920	1,722	811	763	2	468	10,139	9,438

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	4,735	2,420	1,458	1,265	404	396	(18)	(491)	6,579	3,590
Income tax expense (benefit) (2)	1,686	802	519	454	153	147	(23)	(55)	2,335	1,348

Net income (loss) before effect of change in accounting principle	3,049	1,618	939	811	251	249	5	(436)	4,244	2,242
Cumulative effect of change in accounting principle	—	—	(98)	—	(178)	—	—	—	(276)	—

Less: Impairment and other special charges (after tax) (3)		(1,089)		(62)		—		(6)		(1,157)

Net income (loss) excluding impairment and other special charges	$3,049	$2,707	$841	$873	$73	$249	$5	$(430)	$3,968	$3,399

Average loans	$114	$99	$49	$50	$15	$13	$—	$—	$178	$162
Average assets	222	193	71	65	17	15	6	6	316	279
Average core deposits	163	149	18	16	—	—	—	—	181	165

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

(4)
The material items in the reconciliation column related to revenue (i.e., net interest income plus noninterest income) and net income consist of Treasury activities and unallocated items. Revenue includes Treasury activities of $(9) million and $7 million for the third quarter of 2002 and 2001, respectively; and unallocated items of $(14) million for the third quarter of 2001. Revenue includes Treasury activities of $8 million and $50 million; and unallocated items of $(24) million and $(73) million for the first nine months of 2002 and 2001, respectively. Net income includes Treasury activities of $(6) million and $3 million for the third quarter of 2002 and 2001, respectively; and unallocated items of $(152) million for the third quarter of 2001. Net income includes Treasury activities of $3 million and $30 million; and unallocated items of $2 million and $(466) million for the first nine months of 2002 and 2001, respectively. The material item in the reconciliation column related to noninterest expense is amortization of goodwill of $156 million for the third quarter of 2001 and $452 million for the first nine months of 2001. The material item in the reconciliation column related to average assets is unallocated goodwill of $6 billion for all periods presented. Results for 2001 have been restated to reclassify goodwill amortization from the three operating segments to the reconciliation column for comparability.

7.    Mortgage Banking Activities

        Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

        The components of mortgage banking noninterest income are presented below:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2002	2001	2002	2001

Origination and other closing fees	$271	$179	$696	$490
Servicing fees, net of amortization and impairment	(158)	(127)	(279)	(21)
Net gains on securities available for sale	—	2	—	134
Net gains on mortgage loan originations/ sales activities	226	223	519	420
All other	87	92	262	254

Total mortgage banking	$426	$369	$1,198	$1,277

        The managed servicing portfolio totaled $583 billion at September 30, 2002, $514 billion at December 31, 2001 and $499 billion at September 30, 2001, which included loans subserviced for others of $45 billion, $63 billion and $71 billion, respectively.

        Net of valuation allowance, capitalized mortgage servicing rights totaled $4.4 billion (.89% of the total servicing portfolio) at September 30, 2002, compared with $5.4 billion (1.33% of the total servicing portfolio) at September 30, 2001. The Company periodically evaluates its capitalized mortgage servicing rights to determine if the carrying value before the application of the valuation allowance is recoverable. In the third quarter of 2002, the Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by $887 million reflecting the write-down.

        The following table summarizes the changes in capitalized mortgage loan servicing rights:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$7,865	$6,351	$7,365	$5,609
Originations (1)	492	440	1,615	1,269
Purchases (1)	268	218	984	630
Amortization	(534)	(223)	(1,271)	(595)
Write-down	(887)	—	(887)	—
Other (includes changes in mortgage servicing rights due to hedging)	(1,030)	(567)	(1,632)	(694)

Balance before valuation allowance	6,174	6,219	6,174	6,219
Less: Valuation allowance	1,759	815	1,759	815

Balance, end of period	$4,415	$5,404	$4,415	$5,404

(1)
Based on September 30, 2002 assumptions, the weighted-average amortization period for mortgage servicing rights added during the third quarter of 2002 and the first nine months of 2002 was 3.2 years and 2.9 years, respectively.

        To the extent that capitalized mortgage servicing rights exceed fair value, a valuation allowance is recorded. The following table summarizes the changes in the valuation allowance for capitalized mortgage servicing rights:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$1,909	$275	$1,124	$—
Provision for capitalized mortgage servicing rights in excess of fair value	737	540	1,522	815
Write-down of capitalized mortgage servicing rights	(887)	—	(887)	—

Balance, end of period	$1,759	$815	$1,759	$815

8.    Intangible Assets

        The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002 is presented in the following table.

	September 30, 2002
(in millions)	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance	$10,342	$4,168
Core deposit intangibles	2,415	1,510
Other	373	249

Total	$13,130	$5,927

Unamortized intangible asset (trademark)	$14

        The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of September 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

        The following table shows the current period and estimated future amortization expense for amortized intangible assets:

(in millions)	Mortgage servicing rights	Core deposit intangibles	Other	Total

Nine months ended September 30, 2002 (actual)	$1,271	$118	$24	$1,413

Three months ended December 31, 2002 (estimate)	621	38	6	665

Estimate for year ended December 31, 2003	1,954	142	22	2,118
2004	1,306	131	19	1,456
2005	834	120	15	969
2006	528	108	12	648
2007	337	99	10	446

9.    Goodwill

        The following table summarizes the changes in the first nine months of 2002 in the carrying amount of goodwill as allocated to the Company's operating segments for the purpose of goodwill impairment analysis.

(in millions)	Community Banking	Wholesale Banking	Wells Fargo Financial	Consolidated Company

Balance December 31, 2001	$6,265	$2,655	$607	$9,527
Goodwill from business combinations	627	18	6	651
Transitional goodwill impairment charge	—	(133)	(271)	(404)
Goodwill written off related to divested businesses	(30)	—	—	(30)

Balance September 30, 2002	$6,862	$2,540	$342	$9,744

        During the first quarter of 2002, the Company completed its initial goodwill impairment testing. All reporting units were evaluated using discounted estimated future net cash flows. The process resulted in a $276 million (after tax), $404 million (before tax), transitional impairment charge reported as a cumulative effect of a change in accounting principle. The transitional impairment resulted from a change in the method of testing for goodwill impairment under FAS 142, as well as a change in business strategies, reflecting the economic outlook, for certain reporting units in Wholesale Banking and Wells Fargo Financial, primarily Island Finance, a Puerto Rico based consumer finance company acquired in 1995.

        Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company's operating segments for management reporting discussed in Note 6 (Operating Segments) to Financial Statements. At September 30, 2002, for management reporting, the balance of goodwill for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.88 billion, $590 million and $342 million, respectively, with $5.93 billion recorded at the enterprise level.

10.  Derivative Instruments and Hedging Activities

Fair Value Hedges

        The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. The change in value of these derivative contracts is included in current period earnings in their entirety. The Company evaluates hedge effectiveness excluding the impacts of changes in value associated with the passage of time (time value), representing the spread between spot and forward rates priced into these derivative contracts. The time value recorded in earnings amounted to a net gain of $432 million and $910 million for the third quarter and first nine months of 2002, respectively. Also, the Company recognized net gains related to ineffectiveness in these hedging relationships in the amount of $338 million and $934 million in the third quarter and first nine months of 2002, respectively, compared with a net gain of $320 million and $311 million in the third quarter and first nine months of 2001, respectively. The gain in 2002 primarily resulted from increased interest rate volatility. The gains were more than offset by higher impairment charges and amortization expense on mortgage servicing rights and other retained interests, amounting to $1,396 million and $3,512 million in the third quarter and first nine months of 2002, respectively. The gain on the derivative contracts, impairment charges and amortization expense are included in "Servicing fees, net of impairment and amortization" in Note 7 (Mortgage Banking Activities) to Financial Statements.

        The Company also enters into interest rate swaps, designated as fair value hedges, to convert certain of its fixed-rate long-term debt to floating-rate debt. The ineffective portion of these fair value hedges was negligible for the third quarter of 2002 and was a net gain of $1 million for the first nine months of 2002, compared with a net gain of $5 million and $13 million for the third quarter and first nine months of 2001, respectively, recorded as an offset to interest expense. For long-term debt, all components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness. As of September 30, 2002, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

        The Company enters into derivative contracts to convert floating-rate loans to fixed rates and to hedge forecasted sales of its mortgage loans. The Company recognized a net loss of $81 million and $250 million in the third quarter and first nine months of 2002, respectively, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $54 million and $44 million in the third quarter and first nine months of 2001, respectively. The change was primarily due to growth in mortgages held for sale and increased interest rate volatility. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item's effect in earnings is recorded. All components of each derivative instrument's gain or loss are included in the assessment of hedge effectiveness, except for derivative instruments hedging commercial loans indexed to LIBOR, where only the benchmark interest rate is included in the assessment of hedge effectiveness. As of September 30, 2002, all designated cash flow hedges continued to qualify as cash flow hedges.

        At September 30, 2002, $102 million of deferred net losses on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months, compared with $78 million of deferred net gains at September 30, 2001. The maximum term for which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is three years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments—Summary Information

        The following table summarizes the credit risk amount and estimated net fair value for the Company's derivative financial instruments at September 30, 2002 and December 31, 2001.

	September 30, 2002		December 31, 2001
(in millions)	Credit risk amount (2)	Estimated net fair value (3)	Credit risk amount (2)	Estimated net fair value (3)

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$4,938	$3,469	$2,197	$1,507

CUSTOMER ACCOMMODATIONS AND TRADING (1)
Interest rate contracts	3,517	68	2,363	232
Commodity contracts	19	(2)	18	1
Equity contracts	54	(19)	33	5
Credit contracts	94	(11)	13	(2)
Foreign exchange contracts	254	48	245	66

(1)
The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.

(2)
Credit risk amounts reflect the replacement cost for contracts in a gain position in the event of nonperformance by counterparties.

(3)
Estimated net fair value reflects the net gain or loss position of all contracts.

11.  Guaranteed Preferred Beneficial Interests in Company's Subordinated Debentures

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

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

	Quarter ended			% Change Sept. 30, 2002 from		Nine months ended
(in millions, except per share amounts)	Sept. 30, 2002	June 30, 2002	Sept. 30, 2001	June 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001	% Change

For the Period
Before effect of change in accounting principle and excluding goodwill amortization (1)
Net income	$1,444	$1,420	$1,310	2%	10%	$4,244	$2,666	59%
Diluted earnings per common share	.84	.82	.75	2	12	2.46	1.53	61

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.78%	1.83%	1.80%	(3)	(1)	1.80%	1.28%	41
Net income applicable to common stock to average common stockholders' equity (ROE)	19.38	19.72	19.27	(2)	1	19.69	13.38	47

Efficiency ratio (2)	56.4	56.6	55.3	—	2	56.3	63.0	(11)

After effect of change in accounting principle
Net income	$1,444	$1,420	$1,164	2	24	$3,968	$2,242	77
Diluted earnings per common share	.84	.82	.67	2	25	2.30	1.29	78

Profitability ratios (annualized)
ROA	1.78%	1.83%	1.59%	(3)	12	1.68%	1.07%	57
ROE	19.38	19.72	17.11	(2)	13	18.41	11.24	64

Efficiency ratio (2)	56.4	56.6	58.1	—	(3)	56.3	66.1	(15)

Dividends declared per common share	$.28	$.28	$.26	—	8	$.82	$.74	11

Average common shares outstanding	1,700.7	1,710.4	1,710.6	(1)	(1)	1,704.7	1,713.8	(1)
Diluted average common shares outstanding	1,717.8	1,730.8	1,726.9	(1)	(1)	1,722.6	1,732.9	(1)

Total revenue	$6,040	$6,017	$5,484	—	10	$18,013	$14,271	26

Average loans	$181,782	$179,232	$164,046	1	11	$177,749	$161,750	10
Average assets	321,217	311,075	289,461	3	11	315,568	279,184	13
Average core deposits	184,448	179,394	170,710	3	8	180,521	165,315	9

Net interest margin	5.52%	5.66%	5.40%	(2)	2	5.62%	5.31%	6

At Period End
Securities available for sale	$32,974	$37,132	$40,749	(11)	(19)	$32,974	$40,749	(19)
Loans	186,310	185,001	168,866	1	10	186,310	168,866	10
Allowance for loan losses	3,861	3,883	3,761	(1)	3	3,861	3,761	3
Goodwill	9,744	9,724	9,604	—	1	9,744	9,604	1
Assets	334,250	314,802	298,100	6	12	334,250	298,100	12
Core deposits	190,606	181,807	171,303	5	11	190,606	171,303	11
Common stockholders' equity	30,016	29,473	27,060	2	11	30,016	27,060	11
Stockholders' equity	30,074	29,527	27,322	2	10	30,074	27,322	10
Tier 1 capital (3)	21,026	20,564	17,752	2	18	21,026	17,752	18
Total capital (3)	30,547	29,270	26,430	4	16	30,547	26,430	16

Capital ratios
Common stockholders' equity to assets	8.98%	9.36%	9.08%	(4)	(1)	8.98%	9.08%	(1)
Stockholders' equity to assets	9.00	9.38	9.17	(4)	(2)	9.00	9.17	(2)
Risk-based capital (3)
Tier 1 capital	7.84	7.95	7.40	(1)	6	7.84	7.40	6
Total capital	11.39	11.32	11.02	1	3	11.39	11.02	3
Leverage (3)	6.83	6.89	6.40	(1)	7	6.83	6.40	7

Book value per common share	$17.67	$17.24	$15.86	2	11	$17.67	$15.86	11

Staff (active, full-time equivalent)	125,700	123,500	116,300	2	8	125,700	116,300	8
Common Stock Price
High	$52.99	$53.44	$48.30	(1)	10	$53.44	$54.81	(2)
Low	41.52	48.12	40.50	(14)	3	41.52	40.50	3
Period end	48.16	50.06	44.45	(4)	8	48.16	44.45	8

(1)
Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142.

(2)
The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(3)
See the Capital Adequacy/Ratios section for additional information.

        This report, including the Notes to Financial Statements and the information in response to Items 2, 3 and 4 of Form 10-Q, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Actual outcomes and results may differ significantly from forecasts and expectations. Please refer to "Factors that May Affect Future Results" for a list of some of the forward-looking statements in this report and a discussion of some of the factors that may cause results to differ.

OVERVIEW

        Wells Fargo & Company is a $334 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at September 30, 2002. In this quarterly report on Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

        Certain amounts in the financial review for prior quarters have been reclassified to conform with the current financial statement presentation.

        Net income for the third quarter of 2002 was $1.44 billion, compared with $1.16 billion for the third quarter of 2001. Excluding goodwill amortization, net income for the third quarter of 2001 would have been $1.31 billion. Diluted earnings per common share for the third quarter of 2002 were $.84, compared with $.75 (excluding goodwill amortization) for the third quarter of 2001. Return on average assets (ROA) was 1.78% for the third quarter of 2002, compared with 1.80% (excluding goodwill amortization) for the third quarter of 2001. Return on average common equity (ROE) was 19.38% for the third quarter of 2002, compared with 19.27% (excluding goodwill amortization) for the third quarter of 2001.

        Net income for the first nine months of 2002, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, was $4.24 billion, or $2.46 per share, compared with $2.24 billion, or $1.29 per share, and $2.67 billion, or $1.53 per share (excluding goodwill amortization), for the first nine months of 2001. ROA was 1.80% for the first nine months of 2002, compared with 1.28% (excluding goodwill amortization) for the same period of 2001. ROE was 19.69% in the first nine months of 2002, compared with 13.38% (excluding goodwill amortization) for the first nine months of 2001. Results for the first nine months of 2001 include the second quarter 2001 loss due to impairment and other special charges of $1.16 billion (after tax), or $.67 per share, predominantly related to other-than-temporary impairment of publicly traded and private equity securities, primarily in the venture capital portfolio.

        Net interest income on a taxable-equivalent basis was $3.72 billion for the third quarter of 2002 and $11.07 billion for the first nine months of 2002 compared with $3.22 billion and $9.09 billion for the same periods of 2001. The Company's net interest margin was 5.52% and

5.62% for the third quarter and first nine months of 2002, respectively, compared with 5.40% and 5.31% for the same periods of 2001.

        Noninterest income was $2.35 billion and $7.02 billion for the third quarter and first nine months of 2002, respectively, compared with $2.28 billion and $5.24 billion for the same periods of 2001. Excluding the impairment and other special charges recorded in second quarter 2001, noninterest income would have been $7.09 billion for the first nine months of 2001.

        Noninterest expense totaled $3.41 billion and $10.14 billion for the third quarter and first nine months of 2002, respectively, compared with $3.19 billion and $9.44 billion for the same periods of 2001.

        The provision for loan losses was $395 million and $1,295 million in the third quarter and first nine months of 2002, respectively, compared with $455 million and $1,243 million in the same periods of 2001. During the third quarter of 2002, net charge-offs were $415 million, or .91% of average total loans (annualized), compared with $454 million, or 1.10%, in the third quarter of 2001. Third quarter 2002 charge-offs included $21 million of charges already provided for in the second quarter of 2002 due to the adoption of a new delinquency and loss recognition policy in the consumer finance business. Excluding these charges, third quarter and first nine months 2002 credit losses approximated the third quarter and year-to-date provision. The allowance for loan losses was $3.86 billion, or 2.07% of total loans, at September 30, 2002, compared with $3.76 billion, or 2.18%, at December 31, 2001 and $3.76 billion, or 2.23%, at September 30, 2001.

        At September 30, 2002, total nonaccrual loans were $1.55 billion, or .8% of total loans, compared with $1.64 billion, or 1.0%, at December 31, 2001 and $1.62 billion, or 1.0%, at September 30, 2001. Foreclosed assets amounted to $186 million at September 30, 2002, $171 million at December 31, 2001 and $166 million at September 30, 2001.

        At September 30, 2002, the ratio of common stockholders' equity to total assets was 8.98%, compared with 9.08% at September 30, 2001. The Company's total risk-based capital (RBC) ratio at September 30, 2002 was 11.39% and its Tier 1 RBC ratio was 7.84%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's ratios at September 30, 2001 were 11.02% and 7.40%, respectively. The Company's leverage ratio was 6.83% at September 30, 2002 and 6.40% at September 30, 2001, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. The significant changes to the Company's accounting policies related to these Statements are presented in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in this report. The Company completed its initial goodwill impairment assessment under FAS 142 and recorded a transitional impairment charge of $276 million (after tax) in first quarter 2002.

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

        In October 2002, the FASB issued Statement No. 147 (FAS 147), Acquisitions of Certain Financial Institutions, which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by Statement No. 72 (FAS 72), Accounting for Certain Acquisitions of Banking or Thrift Institutions. Instead, FAS 72 goodwill will be accounted for in accordance with Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets and will be subject to an annual impairment test. FAS 147 also amends Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that FAS 144 requires for other long-lived assets. The adoption of FAS 147 will not have a material effect on the financial statements.

EARNINGS PERFORMANCE

NET INTEREST INCOME

        Net interest income on a taxable equivalent basis was $3.72 billion in third quarter 2002, up 15% from third quarter of last year, largely due to growth in loans and mortgages held for sale and increases in net interest margin from 5.40% a year ago to 5.52% in third quarter 2002.

        Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

        Earning assets increased $30.3 billion in the third quarter from the same period last year due to increases in average loans and mortgages held for sale. Loans averaged $181.8 billion in the third quarter of 2002 compared with $164.0 billion in the third quarter of 2001. The increase was largely due to increased originations of home equity and home mortgage products. Average mortgages held for sale increased to $38.4 billion in third quarter 2002 from $25.0 billion in the third quarter of 2001 and increased to $34.0 billion in the first nine months of 2002 from $20.2 billion in the first nine months of 2001. The increase for both periods was due to increased originations including refinancing activity. These increases were partially offset by a slowdown in commercial loan demand consistent with conditions in the current U.S. economy. Debt securities available for sale averaged $34.9 billion in the third quarter of 2002 compared with $39.0 billion in the third quarter of 2001. The decrease was largely due to prepayments of mortgage-backed securities held and the sale of certain longer-maturity mortgage-backed securities subject to prepayment risk.

        The net interest margin increased to 5.52% in third quarter 2002 from 5.40% in third quarter 2001, principally due to a decline in deposit and borrowing costs and a larger proportion of higher yielding consumer loans in the total loan mix.

        An important contributor to the growth in net interest income and net interest margin from third quarter 2001 was an 8% increase in average core deposits, the Company's low cost source of funding. Average core deposits were $184.4 billion and $170.7 billion and funded 57% and 59% of the Company's average total assets in the third quarter of 2002 and 2001, respectively. While savings certificates of deposits declined on average from $28.8 billion to $23.8 billion, noninterest-bearing checking accounts and other core deposit categories increased on average from $141.9 billion in third quarter 2001 to $160.6 billion in third quarter 2002 reflecting a combination of growth in mortgage escrow deposits due to higher mortgage payoffs resulting from lower mortgage interest rates and growth in primary account relationships. Total average interest-bearing deposits increased to $134.1 billion in third quarter 2002 from $122.3 billion a year ago. For the same period, total average noninterest-bearing deposits increased to $63.4 billion from $55.3 billion.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS)(1)(2)

	Quarter ended Sept. 30,
	2002			2001
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,641	1.72%	$11	$2,683	3.44%	$23
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,719	5.48	23	2,113	6.28	32
Securities of U.S. states and political subdivisions	2,123	8.21	41	2,018	8.02	39
Mortgage-backed securities:
Federal agencies	26,037	7.20	445	29,292	7.19	512
Private collateralized mortgage obligations	2,119	7.20	37	1,801	9.00	40

Total mortgage-backed securities	28,156	7.20	482	31,093	7.29	552
Other debt securities (4)	2,883	7.87	58	3,797	8.06	65

Total debt securities available for sale (4)	34,881	7.23	604	39,021	7.34	688
Mortgages held for sale (3)	38,384	6.15	591	24,958	6.79	425
Loans held for sale (3)	5,302	3.92	52	4,771	5.74	69
Loans:
Commercial	46,323	6.76	789	48,501	7.77	950
Real estate 1-4 family first mortgage	27,833	6.07	422	20,227	7.05	356
Other real estate mortgage	25,389	6.09	389	24,300	7.86	481
Real estate construction	7,843	5.74	114	8,113	7.80	160
Consumer:
Real estate 1-4 family junior lien mortgage	32,725	7.41	611	21,729	9.18	500
Credit card	6,898	12.35	213	6,208	13.44	208
Other revolving credit and monthly payment	24,251	10.24	625	23,558	11.19	660

Total consumer	63,874	9.02	1,449	51,495	10.61	1,368
Lease financing	8,678	7.03	153	9,770	7.60	186
Foreign	1,842	18.79	87	1,640	20.56	84

Total loans (5)	181,782	7.44	3,403	164,046	8.71	3,585
Other	6,814	3.65	63	3,981	4.67	47

Total earning assets	$269,804	7.01	4,724	$239,460	8.10	4,837

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,464.44		3	$1,946	1.12	5
Market rate and other savings	94,768	1.00	238	84,633	1.97	421
Savings certificates	23,813	3.05	183	28,810	4.89	355
Other time deposits	9,068	1.88	43	1,108	4.58	13
Deposits in foreign offices	3,949	1.62	16	5,827	3.49	51

Total interest-bearing deposits	134,062	1.43	483	122,324	2.74	845
Short-term borrowings	29,558	1.66	124	35,582	3.52	316
Long-term debt	43,568	3.36	367	34,730	4.96	431
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	4.17	30	1,401	6.40	23

Total interest-bearing liabilities	210,073	1.90	1,004	194,037	3.31	1,615
Portion of noninterest-bearing funding sources	59,731	—	—	45,423	—	—

Total funding sources	$269,804	1.49	1,004	$239,460	2.70	1,615

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.52%	$3,720		5.40%	$3,222

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,128			$14,237
Goodwill	9,741			9,682
Other	28,544			26,082

Total noninterest-earning assets	$51,413			$50,001

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$63,403			$55,321
Other liabilities	18,137			12,962
Preferred stockholders' equity	54			259
Common stockholders' equity	29,550			26,882
Noninterest-bearing funding sources used to fund earning assets	(59,731)			(45,423)

Net noninterest-bearing funding sources	$51,413			$50,001

TOTAL ASSETS	$321,217			$289,461

(1)
The average prime rate of the Company was 4.75% and 6.57% for the quarters ended September 30, 2002 and 2001, respectively, and 4.75% and 7.50% for the nine months ended September 30, 2002 and 2001, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.81% and 3.45% for the quarters ended September 30, 2002 and 2001, respectively, and 1.88% and 4.33% for the nine months ended September 30, 2002 and 2001, respectively.

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

	Nine months ended Sept. 30,
	2002			2001
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,615	1.72%	$34	$2,672	4.13%	$83
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,852	5.67	76	2,192	6.74	107
Securities of U.S. states and political subdivisions	2,117	8.27	125	2,016	7.94	115
Mortgage-backed securities:
Federal agencies	28,338	7.10	1,460	26,763	7.18	1,405
Private collateralized mortgage obligations	2,456	7.13	128	1,641	9.12	110

Total mortgage-backed securities	30,794	7.10	1,588	28,404	7.29	1,515
Other debt securities (4)	3,020	7.73	172	3,388	7.86	195

Total debt securities available for sale (4)	37,783	7.15	1,961	36,000	7.34	1,932
Mortgages held for sale (3)	34,036	6.34	1,622	20,234	6.93	1,055
Loans held for sale (3)	5,236	4.96	194	4,802	6.98	251
Loans:
Commercial	46,539	6.91	2,406	49,120	8.38	3,078
Real estate 1-4 family first mortgage	26,932	6.29	1,271	18,870	7.33	1,038
Other real estate mortgage	25,462	6.25	1,191	24,093	8.30	1,496
Real estate construction	7,936	5.76	342	8,080	8.59	519
Consumer:
Real estate 1-4 family junior lien mortgage	29,607	7.54	1,669	20,047	9.64	1,448
Credit card	6,696	12.32	619	6,229	13.65	638
Other revolving credit and monthly payment	23,818	10.37	1,848	23,646	11.56	2,048

Total consumer	60,121	9.19	4,136	49,922	11.05	4,134
Lease financing	9,034	7.17	485	10,062	7.76	586
Foreign	1,725	19.19	248	1,603	20.89	251

Total loans (5)	177,749	7.57	10,079	161,750	9.17	11,102
Other	6,529	3.94	193	3,760	5.18	146

Total earning assets	$263,948	7.15	14,083	$229,218	8.52	14,569

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,519.60		11	$2,237	1.85	31
Market rate and other savings	92,545.97		672	78,256	2.39	1,400
Savings certificates	24,785	3.32	615	30,926	5.37	1,243
Other time deposits	6,672	1.95	97	1,470	5.21	57
Deposits in foreign offices	5,204	1.65	64	6,422	4.53	218

Total interest-bearing deposits	131,725	1.48	1,459	119,311	3.30	2,949
Short-term borrowings	34,324	1.67	429	31,273	4.44	1,037
Long-term debt	40,843	3.40	1,041	34,460	5.57	1,439
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,745	4.29	88	1,091	7.12	59

Total interest-bearing liabilities	209,637	1.92	3,017	186,135	3.94	5,484
Portion of noninterest-bearing funding sources	54,311	—	—	43,083	—	—

Total funding sources	$263,948	1.53	3,017	$229,218	3.21	5,484

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.62%	$11,066		5.31%	$9,085

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,696			$14,506
Goodwill	9,731			9,491
Other	28,193			25,969

Total noninterest-earning assets	$51,620			$49,966

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$60,672			$53,896
Other liabilities	16,418			12,387
Preferred stockholders' equity	55			260
Common stockholders' equity	28,786			26,506

Noninterest-bearing funding sources used to fund earning assets	(54,311)			(43,083)

Net noninterest-bearing funding sources	$51,620			$49,966

TOTAL ASSETS	$315,568			$279,184

NONINTEREST INCOME

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
			% Change			% Change
(in millions)	2002	2001		2002	2001

Service charges on deposit accounts	$560	$470	19%	$1,612	$1,370	18%
Trust and investment fees:
Asset management and custody fees	173	181	(4)	537	551	(3)
Mutual fund and commission fees	204	181	13	600	596	1
All other	62	62	—	193	109	77

Total trust and investment fees	439	424	4	1,330	1,256	6
Credit card fees	242	203	19	666	579	15
Other fees:
Cash network fees	47	54	(13)	139	153	(9)
Charges and fees on loans	160	103	55	432	316	37
All other	165	146	13	438	452	(3)

Total other fees	372	303	23	1,009	921	10
Mortgage banking:
Origination and other closing fees	271	179	51	696	490	42
Servicing fees, net of amortization and impairment	(158)	(127)	24	(279)	(21)	—
Net gains on securities available for sale	—	2	(100)	—	134	(100)
Net gains on mortgage loan originations/sales activities	226	223	1	519	420	24
All other	87	92	(5)	262	254	3

Total mortgage banking	426	369	15	1,198	1,277	(6)
Insurance	234	196	19	766	524	46
Net gains on debt securities available for sale	121	97	25	202	166	22
Net loss from equity investments	(152)	(58)	162	(230)	(1,477)	(84)
Net gains on sales of loans	7	11	(36)	15	10	50
Net (losses) gains on dispositions of operations	(9)	1	—	(6)	104	—
All other	105	267	(61)	462	513	(10)

Total	$2,345	$2,283	3%	$7,024	$5,243	34%

        Deposit service fees increased 19% in the third quarter of 2002 compared with 2001 due to continued growth in primary accounts and increased activity.

        The increase in trust and investment fees for the third quarter of 2002, compared with the third quarter of 2001, was due to an increase in brokerage commission fees due to the acquisition of FAS Holdings, Inc. in the third quarter 2002. The increase for the first nine months of 2002 was predominantly due to an increase in "all other" fees primarily due to the acquisition of H.D. Vest, a financial planning services company. The Company managed mutual funds with $73 billion of assets at September 30, 2002, compared with $70 billion at September 30, 2001. The Company also administered personal trust, employee benefit trust and agency assets of approximately $419 billion and $388 billion at September 30, 2002 and 2001, respectively, and actively managed personal trust, employee benefit trust and agency assets of approximately $98 billion and $97 billion at September 30, 2002 and 2001, respectively.

        Credit card fees increased 19% and 15% for the third quarter and first nine months of 2002, respectively, compared with the same periods of 2001, primarily due to an increase in merchant fees on debit and credit cards.

        Mortgage banking fee income was higher for the quarter and lower for the first nine months of 2002, compared with the same periods of 2001. In both periods, servicing fees were lower predominantly due to increased amortization and impairment of mortgage servicing rights and other retained interests resulting from lower interest rates. Impairment of mortgage servicing rights and other retained interests was $737 million and $59 million, respectively, in the third quarter of 2002 and $1.5 billion and $496 million, respectively, for the first nine months of 2002. The increase in amortization and impairment was substantially offset by gains representing the ineffective and the excluded portion of fair value hedges of mortgage servicing rights and an increase in mortgage servicing fees resulting from growth of the servicing portfolio. Origination and other closing fees and net gains on mortgage originations/sales activities were higher in the third quarter and first nine months of 2002 due to higher mortgage origination volume and lower interest rates. Originations for the third quarter and first nine months of 2002 grew to $89 billion and $221 billion, respectively, from $50 billion and $128 billion for the same periods of 2001.

        Insurance income for the first nine months of 2002 increased from the prior year predominantly due to the second quarter 2001 acquisition of ACO Brokerage Holdings Corporation, the Acordia group of insurance agencies, a commercial insurance broker.

        Net loss from equity investments for the first nine months of 2002 was $230 million, reflecting other-than-temporary impairment in the valuation of publicly traded and private equity securities. Net loss from equity investments for the same period in 2001 included approximately $1.5 billion of impairment write-downs recognized in the second quarter of 2001.

        The Company routinely reviews its venture capital portfolios for impairment. Such write-downs were based on issuer specific factors and results, as well as general economic and market conditions, including those events occurring in the technology and telecommunications industries and adverse changes impacting the availability of venture capital financing. While the determination of impairment is based on all of the information available at the time of the assessment, new information or economic developments in the future could lead to additional impairment.

        Net gains on disposition of operations for the first nine months of 2001 included a $96 million gain from the divestiture of 39 stores in Idaho, New Mexico, Nevada and Utah as a condition to completing the First Security Corporation merger.

NONINTEREST EXPENSE

	Quarter ended Sept. 30,			Nine months ended Sept. 30,
			% Change			% Change
(in millions)	2002	2001		2002	2001

Salaries	$1,110	$1,020	9%	$3,292	$3,015	9%
Incentive compensation	446	315	42	1,165	784	49
Employee benefits	304	223	36	997	737	35
Equipment	232	217	7	697	672	4
Net occupancy	278	240	16	821	716	15
Goodwill	—	156	(100)	—	452	(100)
Core deposit intangibles	38	41	(7)	118	125	(6)
Net (gains) losses on dispositions of premises and equipment	—	(2)	(100)	26	(21)	—
Outside professional services	130	104	25	376	335	12
Contract services	92	108	(15)	261	366	(29)
Telecommunications	94	91	3	263	260	1
Outside data processing	91	84	8	262	238	10
Travel and entertainment	85	67	27	243	209	16
Advertising and promotion	85	66	29	229	190	21
Postage	65	56	16	189	179	6
Stationery and supplies	51	58	(12)	164	181	(9)
Operating losses	40	50	(20)	115	149	(23)
Insurance	29	30	(3)	141	145	(3)
Security	41	39	5	121	115	5
All other	196	224	(13)	659	591	12

Total	$3,407	$3,187	7%	$10,139	$9,438	7%

        The increase in salaries in the third quarter and first nine months of 2002 resulted from additional active, full-time equivalent staff, a major portion of which was due to acquisitions and increased employment related to the growth in the mortgage and home equity business. Incentive compensation increased predominantly due to mortgage commission expense resulting from higher origination volume. The increase in employee benefits for the first nine months of 2002 includes net pension cost of approximately $107 million in 2002, due to the impact of a weaker stock market on plan asset returns, compared with net pension income of approximately $31 million in 2001.

        Under FAS 142, effective January 1, 2002, all goodwill amortization was discontinued.

        Contract services decreased partly due to the higher use of team members instead of outside contractors for systems projects.

        The Company undertook numerous initiatives in 2002 to reduce operating losses, which declined 20% from a year ago.

OPERATING SEGMENT RESULTS

        Community Banking's net income increased 15% to $1,068 million in the third quarter of 2002 from $930 million in the prior year. Net income increased 13% to $3,049 million for the first nine months of 2002 from $2,707 million, excluding impairment and other special charges of $1,089 million (after tax), for the first nine months of 2001. Net interest income increased to $2,645 million in the third quarter of 2002 from $2,240 million in the third quarter of 2001. Average loans grew 16% and average core deposits grew 7% from third quarter 2001. The provision for loan losses decreased by $86 million for the third quarter of 2002 due to the improved credit quality in the loan portfolio. Noninterest income for the third quarter of 2002 increased by $94 million over the same period in 2001 primarily due to an increase in mortgage banking income. Noninterest expense increased by $349 million in the third quarter of 2002 over the same period in 2001 due primarily to increased expense associated with strong mortgage origination activity.

        Wholesale Banking's net income was $290 million in the third quarter of 2002, compared with $298 million in the third quarter of 2001. Net income, before the effect of change in accounting principle, was $939 million for the first nine months of 2002, compared with $873 million, excluding impairment and other special charges of $62 million (after tax), in the first nine months of 2001, an increase of 8%. Net interest income increased 5% in both the third quarter and the first nine months of 2002, compared with the same periods in 2001. The provision for loan losses decreased by $2 million to $60 million in the third quarter of 2002 compared with the third quarter of 2001. Noninterest income was $538 million in the third quarter 2002 and decreased $10 million compared with the third quarter of 2001. On a year-to-date basis, noninterest income increased $261 million to $1,891 million in 2002 compared with the same period in 2001 which excluded impairment and other special charges of $99 million (before tax). The increase of noninterest income for the first nine months over the prior year was primarily due to higher insurance revenue predominantly from the Acordia acquisition, higher service fees on deposits, external fees and commissions and investment income. Noninterest expense increased to $604 million in the third quarter of 2002 and $1,920 million for the first nine months of 2002 from $574 and $1,722 million for the same periods in the prior year. The higher expenses in 2002 for the first nine months compared with 2001 was primarily the result of the Acordia acquisition along with the increased personnel and occupancy expenses.

        In first quarter 2002, under FAS 142, a transitional goodwill impairment charge of $98 million (after tax) was recognized in certain reporting units.

        Wells Fargo Financial's net income was $92 million in the third quarter of 2002 and $85 million for the same period in 2001. Net income, before the effect of change in accounting principle, was $251 million for the first nine months of 2002 and $249 million for the same period in 2001. Net interest income increased 11% in the third quarter and the first nine months of 2002, compared with the same periods in 2001. The provision for loan losses increased by $28 million and $86 million in the third quarter and first nine months of 2002, respectively, compared with the same periods in the prior year.

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

	September 30, 2002		December 31, 2001		September 30, 2001
(in millions)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U.S. Treasury and federal agencies	$1,592	$1,665	$1,983	$2,047	$2,014	$2,105
Securities of U.S. states and political subdivisions	2,291	2,458	2,146	2,223	2,198	2,306
Mortgage-backed securities:
Federal agencies	21,958	23,380	29,280	29,721	29,818	30,963
Private collateralized mortgage obligations (1)	2,057	2,187	2,628	2,658	1,900	1,959

Total mortgage-backed securities	24,015	25,567	31,908	32,379	31,718	32,922
Other	2,786	2,805	2,625	2,668	2,620	2,642

Total debt securities	30,684	32,495	38,662	39,317	38,550	39,975
Marketable equity securities	578	479	815	991	856	774

Total	$31,262	$32,974	$39,477	$40,308	$39,406	$40,749

(1)
Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

        The decrease in mortgage-backed securities was largely due to prepayments of mortgage-backed securities held and the sale of certain longer-maturity mortgage-backed securities subject to prepayment risk.

        The following table provides the components of the estimated unrealized net gain on securities available for sale. The estimated unrealized net gain or loss on securities available for sale is reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Estimated unrealized gross gains	$1,974	$1,004	$1,711
Estimated unrealized gross losses	(262)	(173)	(368)

Estimated unrealized net gain	$1,712	$831	$1,343

        The following table provides the components of the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, composed of debt securities, including those related to mortgage banking, and marketable equity securities.

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2002	2001	2002	2001

Realized gross gains	$196	$230	$478	$753
Realized gross losses (1)	(155)	(111)	(362)	(1,485)

Realized net gains (losses)	$41	$119	$116	$(732)

(1)
Includes other-than-temporary impairments.

        The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 3 years and 2 months at September 30, 2002. Expected remaining maturities will differ from contractual maturities because obligations may be prepaid.

        The effect of a 200 basis point increase and a 200 basis point decrease on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

(in billions)	Fair value	Net unrealized gain (loss)	Remaining maturity

At September 30, 2002	$25.6	$1.6	2 yrs., 5 mos.
At September 30, 2002, assuming a 200 basis point:
Increase in interest rates	24.0	—	5 yrs., 3 mos.
Decrease in interest rates	26.0	2.0	1 yr., 1 mo.

LOAN PORTFOLIO

				% Change Sept. 30, 2002 from
(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001	Dec. 31, 2001	Sept. 30, 2001

Commercial (1)	$46,827	$47,547	$48,444	(2)%	(3)%
Real estate 1-4 family first mortgage	29,896	25,588	23,308	17	28
Other real estate mortgage (2)	25,233	24,808	24,311	2	4
Real estate construction	7,887	7,806	8,028	1	(2)
Consumer:
Real estate 1-4 family junior lien mortgage	34,070	25,530	23,901	33	43
Credit card	7,033	6,700	6,333	5	11
Other revolving credit and monthly payment	24,912	23,502	23,232	6	7

Total consumer	66,015	55,732	53,466	18	23
Lease financing	8,593	9,420	9,696	(9)	(11)
Foreign	1,859	1,598	1,613	16	15

Total loans (net of unearned income, including net deferred loan fees, of $4,308, $4,143 and $4,188)	$186,310	$172,499	$168,866	8%	10%

(1)
Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,973 million, $4,345 million and $3,969 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(2)
Includes agricultural loans that are secured by real estate of $1,179 million, $1,254 million and $1,244 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

        The table below presents comparative data for nonaccrual loans and other assets. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes loans that are 90 days or more past due and still accruing, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual, which are presented in the table on page 37. However, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are shown in the table below.

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Nonaccrual loans:
Commercial (1)	$840	$827	$863
Real estate 1-4 family first mortgage	212	203	197
Other real estate mortgage (2)	198	210	231
Real estate construction	112	145	113
Consumer:
Real estate 1-4 family junior lien mortgage	42	24	18
Other revolving credit and monthly payment	55	59	42

Total consumer	97	83	60
Lease financing	85	163	146
Foreign	5	9	8

Total nonaccrual loans (3)	1,549	1,640	1,618
As a percentage of total loans	.8%	1.0%	1.0%
Foreclosed assets	186	171	166
Real estate investments (4)	2	2	2

Total nonaccrual loans and other assets	$1,737	$1,813	$1,786

(1)
Includes commercial agricultural loans of $55 million, $68 million and $67 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(2)
Includes agricultural loans secured by real estate of $24 million, $43 million and $48 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(3)
Includes impaired loans of $970 million, $995 million and $1,031 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

(4)
Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $11 million, $24 million and $25 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

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

        If the measurement of the impaired loan results in a value that is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized as a charge to the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

        In accordance with FAS 114, the table below shows the recorded investment in impaired loans and the related methodology used to measure impairment for the periods presented:

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Impairment measurement based on:
Collateral value method	$319	$485	$416
Discounted cash flow method	305	338	369
Historical loss factors	346	172	246

Total (1)	$970	$995	$1,031

(1)
Includes $476 million, $529 million and $624 million of impaired loans with a related FAS 114 allowance of $59 million, $91 million and $122 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

        The average recorded investment in impaired loans was $1,030 million and $955 million during the third quarter of 2002 and 2001, respectively, and $1,018 million and $893 million during the first nine months of 2002 and 2001, respectively. Total interest income recognized on impaired loans was $7 million and $4 million during the third quarter of 2002 and 2001, respectively, and $17 million and $12 million during the first nine months of 2002 and 2001, respectively, which was predominantly recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt.

Loans 90 Days or More Past Due and Still Accruing

        The following table shows loans contractually past due 90 days or more as to interest or principal, but not included in the nonaccrual loans. All loans in this category are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual. However, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are excluded from the following table.

(in millions)	Sept. 30, 2002	Dec. 31, 2001		Sept. 30, 2001

Commercial	$91	$60		$97
Real estate 1-4 family first mortgage	63	107	(1)	86	(1)
Other real estate mortgage	47	22		52
Real estate construction	26	47		65
Consumer:
Real estate 1-4 family junior lien mortgage	67	56		59
Credit card	111	117		117
Other revolving credit and monthly payment	266	289		295

Total consumer	444	462		471

Total	$671	$698		$771

(1)
Prior period(s) have been restated to exclude certain government guaranteed loans.

ALLOWANCE FOR LOAN LOSSES

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2002	2001	2002	2001

Balance, beginning of period	$3,883	$3,760	$3,761	$3,719
Allowances related to business combinations/other	(2)	—	93	41
Provision for loan losses	395	455	1,295	1,243
Loan charge-offs:
Commercial	(159)	(178)	(534)	(460)
Real estate 1-4 family first mortgage	(3)	(14)	(18)	(20)
Other real estate mortgage	(2)	(3)	(14)	(12)
Real estate construction	(9)	(7)	(34)	(10)
Consumer:
Real estate 1-4 family junior lien mortgage	(14)	(11)	(43)	(33)
Credit card	(99)	(100)	(307)	(320)
Other revolving credit and monthly payment	(212)	(195)	(595)	(563)

Total consumer	(325)	(306)	(945)	(916)
Lease financing	(21)	(23)	(68)	(67)
Foreign	(19)	(20)	(63)	(56)

Total loan charge-offs	(538)	(551)	(1,676)	(1,541)

Loan recoveries:
Commercial	36	19	120	57
Real estate 1-4 family first mortgage	1	1	4	3
Other real estate mortgage	3	4	12	12
Real estate construction	10	—	19	2
Consumer:
Real estate 1-4 family junior lien mortgage	4	2	12	8
Credit card	12	10	36	32
Other revolving credit and monthly payment	49	50	158	151

Total consumer	65	62	206	191
Lease financing	4	7	16	20
Foreign	4	4	11	14

Total loan recoveries	123	97	388	299

Net loan charge-offs	(415)	(454)	(1,288)	(1,242)

Balance, end of period	$3,861	$3,761	$3,861	$3,761

Net loan charge-offs (annualized) as a percentage of average total loans	.91%	1.10%	.97%	1.03%

Allowance as a percentage of total loans	2.07%	2.23%	2.07%	2.23%

        The Company considers the allowance for loan losses of $3.86 billion adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at September 30, 2002. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and the Company's ongoing examination process and that of its regulators.

INTEREST RECEIVABLE AND OTHER ASSETS

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Trading assets	$7,906	$4,996	$6,224
Nonmarketable equity investments:
Private equity investments	1,651	1,696	1,711
Federal bank stock	1,511	1,295	1,254
All other	1,387	1,071	879

Total nonmarketable equity investments	4,549	4,062	3,844
Government National Mortgage Association (GNMA) pool buy outs	2,378	2,815	2,601
Interest receivable	1,235	1,284	1,430
Interest-earning deposits	2,006	206	330
Foreclosed assets	186	171	166
Certain identifiable intangible assets	119	119	192
Due from customers on acceptances	102	104	110
Other	13,897	9,788	10,586

Total interest receivable and other assets	$32,378	$23,545	$25,483

        Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations, and the fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $43 million in the third quarter of 2002 and $27 million in the third quarter of 2001, and $135 million and $87 million in the first nine months of 2002 and 2001, respectively. Noninterest income from trading assets was $10 million and $94 million in the third quarter of 2002 and 2001, respectively, and $212 million and $298 million in the first nine months of 2002 and 2001, respectively.

        GNMA pool buy outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, "the guarantors"). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company's servicing agreements. The Company undertakes the collection and foreclosure process on behalf of the guarantors. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances.

        The increase in "other" at September 30, 2002 compared with a year ago was due largely to an increase in funding advances as a result of an increase in mortgage loan origination volume and mark-to-market of loan commitments and derivative contracts used to hedge mortgage servicing rights and the forecasted sales of mortgage loans.

DEPOSITS

        The following table shows comparative detail of deposits.

(in millions)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001

Noninterest-bearing	$69,382	$65,362	$56,271
Interest-bearing checking	2,258	2,228	1,700
Market rate and other savings	95,597	89,251	85,331
Savings certificates	23,369	25,454	28,001

Core deposits	190,606	182,295	171,303
Other time deposits	12,793	839	1,082
Deposits in foreign offices	2,357	4,132	4,377

Total deposits	$205,756	$187,266	$176,762

        The increase in other time deposits was primarily due to an increase in certificates of deposit greater than $100,000 sold to institutional customers.

CAPITAL ADEQUACY/RATIOS

        The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes					To be well capitalized under the FDICIA prompt corrective action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2002:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$30.5	11.39%	≥	$21.4	≥	8.00%
Wells Fargo Bank, N.A.	16.9	11.96	≥	11.3	≥	8.00		≥	$14.1	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.9	13.14	≥	2.4	≥	8.00		≥	3.0	≥	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$21.0	7.84%	≥	$10.7	≥	4.00%
Wells Fargo Bank, N.A.	10.7	7.59	≥	5.7	≥	4.00		≥	$8.5	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.6	12.19	≥	1.2	≥	4.00		≥	1.8	≥	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$21.0	6.83%	≥	$12.3	≥	4.00	%(1)
Wells Fargo Bank, N.A.	10.7	7.23	≥	5.9	≥	4.00	(1)	≥	$7.4	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.6	5.85	≥	2.5	≥	4.00	(1)	≥	3.1	≥	5.00

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

        To remain a seller/servicer in good standing, the Company's mortgage banking affiliate must maintain specified levels of shareholders' equity as required by the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. The equity requirements are generally based on the size of the loan portfolio being serviced for each investor. At September 30, 2002, the equity requirements for these agencies ranged from $1 million to $198 million. The mortgage banking affiliate had agency capital levels in excess of these requirements.

OFF-BALANCE SHEET TRANSACTIONS

OFF-BALANCE SHEET ARRANGEMENTS

        The Company generally consolidates entities in which it owns a majority interest. For entities in which it owns at least 20% but less than a majority, the Company generally accounts for its interest under the equity method of accounting. For entities in which it owns less than 20%, the Company generally carries its ownership interest at cost. The Company routinely originates, securitizes and sells into the secondary market mortgage loans, and from time to time, other financial assets, including student loans, commercial mortgages and auto receivables. The Company also structures investment vehicles, typically in the form of collateralized debt obligations, to provide investors with specialized investments to meet their specific needs. These securitizations are structured without recourse to the Company and without restrictions on the retained interest. In general, because the Company no longer maintains legal ownership of, nor controls the loans transferred, the transfers are accounted for as sales with related gain or loss recognized in income. In most securitizations, the Company retains the servicing rights related to the transferred loans so that customers that borrow from the Company benefit from continuity of service, and the Company may retain other beneficial interests from these sales. The Company does not dispose of troubled loans or problem assets by means of unconsolidated special purpose entities.

        For more information, see "Off-Balance Sheet Transactions—Off-Balance Sheet Arrangements" in the Company's 2001 Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Through the normal course of operations, the Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through debt issuances as well as leases for premises and equipment. As a financial services provider, the Company routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit are likely to expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Company. In the merchant banking business, the Company makes commitments to fund equity investments to investment funds and to specific private companies. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle. This cycle, the period over which privately-held companies are funded by venture capitalists and ultimately taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate. It is anticipated that many private equity investments and investments in funds would be repaid, would become liquid or would become public before the balance of unfunded equity commitments is utilized. Other commitments include investments in low-income housing and other community development activities undertaken by the Company. For more information, see "Off-Balance Sheet Transactions—Contractual Obligations and Other Commitments" in the Company's 2001 Annual Report on Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

        Asset/liability management comprises the evaluation, monitoring, and management of the Company's interest rate risk, market risk and liquidity and funding. The Company's Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. Corporate ALCO is comprised of senior financial and senior business executives. Each of the Company's principal business groups—Community Banking, Mortgage Banking and Wholesale Banking—have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

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

        The Company simulates its future net income under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change, and the projected shape of the yield curve. As of September 30, 2002, under scenarios of much higher short-term interest rates accompanied by higher but less pronounced increases in long-term rates, the Company's earnings would tend to decrease from most likely expectations. As an example, a 1.50% increase in the federal funds rate accompanied by a 1.30% increase in the 10 year constant maturity treasury rate from levels prevailing at September 30, 2002 would reduce estimated net income by 2.0% relative to the Company's most likely earnings plan over a twelve month horizon. The principal source of net income risk in that particular scenario is a modeled slowdown in mortgage origination activity and narrower new business spreads associated with a flatter yield curve. Simulation estimates are highly dependent on and will change with the size and mix of the actual and projected balance sheet at the time each simulation is done.

        The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2002 and December 31, 2001 are indicated in Note 10 (Derivative Instruments and Hedging Activities) to Financial Statements. Derivatives are used for asset/liability management in four ways: (a) most of the Company's long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance, (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa, (c) the Company actively uses swaptions, futures, forwards and rate options to hedge its funded mortgage loans and mortgage servicing rights asset, and (d) the Company uses free standing derivative contracts as undesignated derivatives to manage interest rate risk exposure in its mortgage pipeline and commercial mortgage loans held for sale portfolio.

MORTGAGE BANKING INTEREST RATE RISK

        The Company originates, funds and services mortgage loans. These activities subject the Company to a number of risks, including credit, liquidity and interest rate risks. For more information, see "Asset/Liability and Market Risk Management—Mortgage Banking Interest Rate Risk" in the Company's 2001 Annual Report on Form 10-K.

        The Company manages credit and liquidity risk by selling or securitizing the loans it originates. Changes in interest rates, however, may have a potentially large impact on Mortgage Banking earnings in any calendar quarter and over time. The Company manages both the risk to net income over time from all sources as well as the risk to an immediate reduction in the fair value of its mortgage servicing rights. The Company relies on mortgage loans held on its balance sheet and derivative instruments to maintain these risks within Corporate ALCO parameters.

        At September 30, 2002, the Company had capitalized mortgage servicing rights of $4.42 billion. The value of its servicing rights portfolio is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the servicing rights relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans. Under generally accepted accounting principles (GAAP), impairment to the Company's servicing rights, due to a decrease in long-term rates or other reasons, would be reflected as a charge to earnings. The Company mitigates this risk in two ways. First, a substantial portion of the mortgage servicing rights asset is hedged with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the mortgage servicing rights for any given change in long-term interest rates. Second, a portion of the potential reduction in the value of the mortgage servicing rights asset for a given decline in interest rates is offset by estimated increases in origination and servicing fees over a twelve month period from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the mortgage servicing rights and its impact on net income would be immediate whereas the additional fee income accrues over time. Net of impairment reserves, the capitalized mortgage servicing rights asset is valued at

.89% of the total servicing portfolio at September 30, 2002, down from 1.33% of the servicing portfolio at September 30, 2001.

MARKET RISK—TRADING ACTIVITIES

        The Company incurs interest rate risk, foreign exchange risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The primary purpose of these businesses is to accommodate customers in the management of their market price risks. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. Open "at risk" positions for all trading business are monitored by Corporate ALCO.

MARKET RISK—EQUITY MARKETS

        Equity markets impact the Company in both direct and indirect ways. For more information, see "Asset/Liability and Market Risk Management—Market Risk—Equity Markets" in the Company's 2001 Annual Report on Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company's management and its Board of Directors. Management reviews these investments at least quarterly and assesses for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment's cash flows and capital needs, the viability of its business model and the Company's exit strategy. Private equity investments totaled $1,651 million at September 30, 2002 and $1,696 million at December 31, 2001.

        The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company's venture capital activities. These securities are managed within capital risk limits approved by management and the Board of Directors and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, these securities are assessed for other-than-temporary impairment periodically. At September 30, 2002, the cost of marketable equity securities was $578 million and fair market value was $479 million, compared with $815 million and $991 million, respectively, at December 31, 2001.

        The Company regularly assesses its private equity investments and marketable equity securities portfolios for other-than-temporary impairment. The Company recognizes losses to the extent it determines that such impairment exists.

LIQUIDITY AND FUNDING

        The objective of effective liquidity management is to ensure that the Company can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. The Company sets liquidity management guidelines for both the consolidated balance sheet as well as for the Parent specifically to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.

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

        The remaining funding of assets is mostly provided by long-term debt, deposits in foreign offices, other time deposits, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities. Liquidity for the Company is also available through the Company's ability to raise funds in a variety of domestic and international money and capital markets.

        Parent.    The Parent has registered with the Securities and Exchange Commission (SEC) to issue a variety of securities, including senior and subordinated notes and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements. During the quarter and nine months ended September 30, 2002, the Parent issued a total of $2.8 billion and $5.8 billion, respectively, of senior and subordinated notes and trust preferred securities leaving unused issuance capacity of $10.3 billion at September 30, 2002. In October and November 2002, the Parent issued a total of $950 million in senior and subordinated notes. The Company used the proceeds from securities issued in 2002 for general corporate purposes and expects that it will use the proceeds from the issuance of any securities in the future for general corporate purposes as well. The Parent also issues commercial paper and has two back-up credit facilities amounting to $2 billion.

        Bank Note Program.    In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to an aggregate of $10 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations. During the quarter and nine months ended September 30, 2002, Wells Fargo Bank, N.A. issued $500 million and $3.5 billion, respectively, in long-term notes. At September 30, 2002, the remaining issuance authority under the long-term portion was $4.9 billion.

        Wells Fargo Financial.    For the quarter and nine months ended September 30, 2002, Wells Fargo Financial, Inc. (WFFI) issued $700 million and $2.1 billion, respectively, of senior notes leaving at September 30, 2002 a total of $1.6 billion available for issuance. On October 22, 2002, WFFI announced that it will no longer issue term debt securities. For the third quarter and nine months ended September 30, 2002, WFFI's wholly owned Canadian subsidiary, Wells Fargo Financial Canada Corporation (WFFC) issued $200 million (Canadian) and $350 million (Canadian), respectively, in senior notes, leaving at September 30, 2002 a total of $950 million (Canadian) available for issuance.

        On October 22, 2002, the Parent issued a full and unconditional guarantee of all outstanding term debt securities and commercial paper of WFFI. Subject to receiving required consents and approvals, WFFI will cease filing periodic reports under the Securities Exchange Act of 1934 and will no longer be a separately rated company. The Parent has also guaranteed all outstanding commercial paper of WFFC and subject to receiving required consents and approvals, intends to substitute its guarantee for the guarantee of WFFI with respect to the outstanding term debt of WFFC. WFFC expects to continue to issue term debt and commercial paper in Canada, fully guaranteed by the Parent.

CAPITAL MANAGEMENT

        The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically utilizing capital when returns are perceived to be high and issuing/accumulating capital when the cost of doing so is perceived to be low.

        The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During the first nine months of 2002, the Company's consolidated assets increased by $26.68 billion, or 9%. During that same period, the Company paid cash dividends of $1.40 billion and used $1.20 billion to repurchase 25.2 million shares of its common stock. At September 30, 2002, the Company had authority to repurchase approximately 75 million shares.

        The Company's potential sources of capital include retained earnings, common and preferred stock issuance, issuance of subordinated debt and the placement of trust preferred securities. In the first nine months of 2002, net income was $3.97 billion and the change in retained earnings was $2.44 billion after payment of $1.40 billion in common stock dividends. During that same period, the Company issued a total of $481 million in common stock for various employee stock plans and issued term debt and trust preferred securities for a total of $11.70 billion.

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

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis" and "—Asset/Liability and Market Risk Management"). Factors relating to the regulation and supervision of the Company are described in our Annual Report on Form 10-K for the year ended December 31, 2001. When we refer to our Form 10-K, we refer not only to the information included directly in that report but also to information incorporated by reference into that report from other documents including our 2001 Annual Report to Stockholders. Information incorporated into the Form 10-K from our 2001 Annual Report to Stockholders is filed as Exhibit 13 to the Form 10-K.

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

        Merchant Banking.    Our merchant banking activities including venture capital investments have a much greater risk of capital losses than our traditional banking activities. Also, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly traded and private equity securities. If we determine that the declines are other-than-temporary, we will recognize impairment charges. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Securities Available for Sale."

        Mortgage Banking.    The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates might be expected to increase the demand for mortgage loans as borrowers refinance, but could also lead to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. While the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. For more information, see in this report "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability and Market Risk Management."

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

We have an active acquisition program.

        We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of future acquisitions. As a matter of policy, we generally do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement for the transaction.

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

Legislative Risk

        Our business model is dependent on sharing information between the family of companies owned by Wells Fargo to better satisfy our customers' needs. Laws that restrict the ability of our companies to share information about customers could negatively impact our revenue and earnings.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by SEC rules, within the 90-day period prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The Company's management, including the Company's chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The Company and Mellon Investor Services LLC, as rights agent, entered into an Amendment to Rights Agreement, dated as of August 12, 2002, amending the Rights Agreement, dated as of October 21, 1998, between the Company and the rights agent to cause the preferred share purchase rights issued pursuant to the Rights Agreement, referred to in Note 12 (Common Stock and Stock Plans) to the audited consolidated financial statements of the Company included in the Company's 2001 Annual Report on Form 10-K, to expire as of the close of business on August 12, 2002 instead of the close of business on November 23, 2008. On October 16, 2002, the Company filed a Certificate Eliminating the Certificate of Designations for the Company's Series C Junior Participating Preferred Stock.

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

3(o)	Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001
(p)	Certificate of Designations for the Company's 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 16, 2002
(q)	Certificate Eliminating the Certificate of Designations for the Company's Series C Junior Participating Preferred Stock, filed herewith
(r)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
4(a)	See Exhibits 3(a) through 3(r)
(b)
Rights Agreement, dated as of October 21, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated October 21, 1998
(c)
Amendment to Rights Agreement, dated as of August 12, 2002, between the Company and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(d)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
10(a)	Supplemental 401(k) Plan, as amended through January 1, 2002, filed herewith
(b)	Amendment to Supplemental Cash Balance Plan, filed herewith
(c)	Amendment to PartnerShares Stock Option Plan, filed herewith
(d)	Agreement dated July 26, 2002 between the Company and Richard D. Levy, including a description of his executive transfer bonus, filed herewith

99(a)
Computation of Ratios of Earnings to Fixed Charges—the ratios of earnings to fixed charges, including interest on deposits, were 3.14 and 2.12 for the quarters ended September 30, 2002 and 2001, respectively, and 3.09 and 1.64 for the nine months ended September 30, 2002 and 2001, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.97 and 3.29 for the quarters ended September 30, 2002 and 2001, respectively, and 4.89 and 2.36 for the nine months ended September 30, 2002 and 2001, respectively.
99(b)
Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends—the ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.13 and 2.11 for the quarters ended September 30, 2002 and 2001, respectively, and 3.08 and 1.64 for the nine months ended September 30, 2002 and 2001, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.95 and 3.26 for the quarters ended September 30, 2002 and 2001, respectively, and 4.88 and 2.34 for the nine months ended September 30, 2002 and 2001, respectively.
(c)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C. § 1350
(d)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C. § 1350

  (b)
  The Company filed the following reports on Form 8-K during the third quarter of 2002:

  (1)
  July 16, 2002, under Item 5, containing the Company's financial results for the quarter ended June 30, 2002

  (2)
  August 12, 2002, under Item 9, disclosing the Company's submission to the Securities and Exchange Commission of executed originals of statements in writing, under oath, of the principal executive officer and the principal financial officer of the Company pursuant to Commission Order No. 4-460 and including the aforementioned statements as exhibits

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2002	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Richard M. Kovacevich, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wells Fargo & Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ RICHARD M. KOVACEVICH Richard M. Kovacevich Chairman, President and Chief Executive Officer

I, Howard I. Atkins, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wells Fargo & Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ HOWARD I. ATKINS Howard I. Atkins Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS