Form 10-K
period 2002-12-31
WELLS FARGO & CO/MN
filed 2003-03-14
CIK 72971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File Number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	No. 41-0449260 (I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 1-800-411-4932

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1–2/3	New York Stock Exchange Chicago Stock Exchange
6 3/4% Convertible Subordinated Debentures Due 2003	New York Stock Exchange
Adjustable-Rate Cumulative Preferred Stock, Series B	New York Stock Exchange
Notes Linked to the S&P 500 Index Due 2008	American Stock Exchange
Notes Linked to the Nasdaq-100 Index Due 2008	American Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 28, 2003, 1,680,063,635 shares of common stock were outstanding having an aggregate market value, based on a closing price of $45.35 per share, of $76,191 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $74,778 million.

Documents Incorporated by Reference

Portions of the Company's 2002 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K, and portions of the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The cross-reference index on the following page identifies by page numbers the portions of each document that are incorporated by reference into this Form 10-K. Only those portions identified in the cross-reference index are incorporated into this Form 10-K.

FORM 10-K
CROSS-REFERENCE INDEX

Page(s)
		Form 10-K	Annual Report (1)	Proxy Statement (2)

PART I
Item 1.	Business
	Description of Business	2-9	33-110	—
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential	10	40, 42-43	—
	Investment Portfolio	—	45, 64, 71-72	—
	Loan Portfolio	11-13	46, 49-50, 65, 72-75	—
	Summary of Loan Loss Experience	14-16	37-38, 49-50, 65, 73-75	—
	Deposits	—	46, 78	—
	Return on Equity and Assets	—	34-35	—
	Short-Term Borrowings	—	78	—
	Derivative Financial Instruments	—	67-68, 104-106	—
Item 2.	Properties	17	76	—
Item 3.	Legal Proceedings	—	102-103	—
Item 4.	Submission of Matters to a Vote of Security Holders (3)	—	—	—
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	—	59	—
Item 6.	Selected Financial Data	—	36	—
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	—	34-59	—
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	—	50-52	—
Item 8.	Financial Statements and Supplementary Data	—	60-110	—
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	—	—	—
PART III
Item 10.	Directors and Executive Officers of the Registrant	18-20	—	7-10, 38-39
Item 11.	Executive Compensation	—	—	14-33
Item 12.	Security Ownership of Certain Beneficial Owners and Management	—	—	5-6, 14-15, 39-43
Item 13.	Certain Relationships and Related Transactions	—	—	15-16, 33-38
Item 14.	Controls and Procedures
	a. Evaluation of Disclosure Controls and Procedures	17	—	—
	b. Changes in Internal Controls	17	—	—
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	21-28	60-110	—
SIGNATURES		29	—	—
CERTIFICATIONS		30-31	—	—

(1)
The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company's 2002 Annual Report to Stockholders. Pages 33 through 110 of the 2002 Annual Report to Stockholders have been filed as Exhibit 13 to this Form 10-K.

(2)
The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 22, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

(3)
Not applicable.

DESCRIPTION OF BUSINESS

General

        Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets at December 31, 2002, it was the fourth largest bank holding company in the United States. In this report, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

        The Company engages in banking and a variety of related financial services businesses. Retail, commercial and corporate banking services are provided through bank subsidiaries located in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Other financial services are provided by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

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

        The Company has three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2002 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

        The Company had 127,500 full-time equivalent team members at December 31, 2002.

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

Competition

        The financial services industry is highly competitive. The Company's subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

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

REGULATION AND SUPERVISION

        The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2002 Annual Report to Stockholders sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company's business.

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

General

        Parent Bank Holding Company.    As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB).

        Subsidiary Banks.    The Company's national subsidiary banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC) and the FRB. The Company's state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.

        Nonbank Subsidiaries.    Many of the Company's nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. The Company's brokerage subsidiaries are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. and state securities regulators. The Company's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of the Company may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

Parent Bank Holding Company Activities

        "Financial in Nature" Requirement.    As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

        Because the Company is a financial holding company, if any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the FRB may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to restrict the Company's activities to those permissible for a bank holding company that is not also a financial holding company.

        Also because the Company is a financial holding company, if any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act.

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

Dividend Restrictions

        The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent's subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent's subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2002 Annual Report to Stockholders.

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

Capital Requirements

        The Parent is subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2002 Annual Report to Stockholders.

        The FRB may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the FRB considers a "tangible Tier 1 leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities.

        Effective April 1, 2002, the FRB, OCC and FDIC issued new rules governing the capital treatment of nonfinancial equity investments, which includes investments made by the Company's venture capital subsidiaries. The rules impose a capital charge that increases incrementally as the level of nonfinancial equity investments increases relative to Tier 1 capital. For covered investments that total less than 15% of Tier 1 capital, the rules require a Tier 1 capital charge of 8% of the adjusted carrying value of the covered investments. For covered investments that total 15% or more but less than 25%, the Tier 1 capital charge is 12%, and for covered investments that total 25% or more, the Tier 1 capital charge is 25%. The new rules have not had a material impact on the Company.

        FRB, FDIC and OCC rules also require the Company to incorporate market and interest rate risk components into its regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

        The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord, with the goal of finalizing the Accord by the fourth quarter of 2003 with anticipated implementation by 2006. The New Basel Capital Accord incorporates three pillars that address (a) minimum capital requirements, (b) supervisory review, which relates to an institution's capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the New Basel Accord.

        From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company's reported capital ratios and net risk-adjusted assets.

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

Deposit Insurance Assessments

        Through the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), the FDIC insures the deposits of the Parent's depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by BIF and SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF assessment rate for the Parent's depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Parent's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for one or more of the Parent's subsidiary depository institutions could have a material adverse effect on the Parent's earnings, depending on the collective size of the particular institutions involved.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.8 cents per $100 of BIF-assessable deposits in 2002. The FDIC established the FICO assessment rate effective for the first quarter of 2003 at approximately 1.7 cents annually per $100 of assessable deposits.

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

	Year ended December 31,
	2002 over 2001			2001 over 2000
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold and securities purchased under resale agreements	$2	$(53)	$(51)	$12	$(60)	$(48)
Debt securities available for sale:
Securities of U.S. Treasury and federal agencies	(22)	(20)	(42)	(84)	11	(73)
Securities of U.S. states and political subdivisions	6	7	13	(8)	—	(8)
Mortgage-backed securities:
Federal agencies	(68)	7	(61)	28	(14)	14
Private collateralized mortgage obligations	42	(27)	15	(57)	18	(39)
Other debt securities	(20)	(2)	(22)	(7)	—	(7)
Mortgages held for sale	1,005	(150)	855	883	(137)	746
Loans held for sale	34	(99)	(65)	(8)	(93)	(101)
Loans:
Commercial	(164)	(568)	(732)	295	(662)	(367)
Real estate 1-4 family first mortgage	468	(215)	253	250	(134)	116
Other real estate mortgage	93	(459)	(366)	145	(234)	(89)
Real estate construction	(12)	(191)	(203)	104	(145)	(41)
Consumer:
Real estate 1-4 family junior lien mortgage	774	(440)	334	566	(196)	370
Credit card	69	(71)	(2)	56	(74)	(18)
Other revolving credit and monthly payment	69	(268)	(199)	191	(148)	43
Lease financing	(77)	(53)	(130)	8	1	9
Foreign	34	(32)	2	(4)	(6)	(10)
Other	101	(44)	57	44	(52)	(8)

Total increase (decrease) in interest income	2,334	(2,678)	(344)	2,414	(1,925)	489

Increase (decrease) in interest expense:
Deposits:
Interest-bearing checking	4	(25)	(21)	(27)	18	(9)
Market rate and other savings	241	(1,023)	(782)	415	(546)	(131)
Savings certificates	(250)	(500)	(750)	(14)	(72)	(86)
Other time deposits	152	(66)	86	(160)	(26)	(186)
Deposits in foreign offices	(41)	(126)	(167)	16	(140)	(124)
Short-term borrowings	(22)	(715)	(737)	306	(791)	(485)
Long-term debt	349	(771)	(422)	332	(445)	(113)
Guaranteed preferred beneficial interests in Company's subordinated debentures	67	(38)	29	31	(16)	15

Total increase (decrease) in interest expense	500	(3,264)	(2,764)	899	(2,018)	(1,119)

Increase in net interest income on a taxable-equivalent basis	$1,834	$586	$2,420	$1,515	$93	$1,608

LOAN PORTFOLIO

        The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2002 and a summary of the major categories of loans outstanding at the end of the last five years.

	December 31, 2002
		Over one year through five years		Over five years
							December 31,
			Floating or adjustable rate		Floating or adjustable rate
	One year or less	Fixed rate		Fixed rate
(in millions)						Total	2001	2000	1999	1998

Selected loan maturities:
Commercial	$16,973	$4,621	$22,759	$996	$1,943	$47,292	$47,547	$50,518	$41,671	$38,218
Real estate 1-4 family first mortgage	603	719	191	9,668	25,158	36,339	25,588	18,464	13,506	12,613
Other real estate mortgage	4,677	3,109	7,007	4,487	6,032	25,312	24,808	23,972	20,899	18,033
Real estate construction	3,817	584	2,880	215	308	7,804	7,806	7,715	6,067	4,529
Foreign	325	1,340	29	199	18	1,911	1,598	1,624	1,600	1,528

Total selected loan maturities	$26,395	$10,373	$32,866	$15,565	$33,459	118,658	107,347	102,293	83,743	74,921

Other loan categories:
Consumer:
Real estate 1-4 family junior lien mortgage						35,927	25,530	18,218	12,949	11,135
Credit card						7,455	6,700	6,616	5,805	6,119
Other revolving credit and monthly payment						26,353	23,502	23,974	20,617	19,441

Total consumer						69,735	55,732	48,808	39,371	36,695
Lease financing						8,241	9,420	10,023	9,890	8,046

Total loans						$196,634	$172,499	$161,124	$133,004	$119,662

        At December 31, 2002, the Company did not have loan concentrations that exceeded 10% of total loans except as disclosed in the following tables. At December 31, 2002, the commercial loan category did not have concentration in any industry exceeding 10% of total loans. The tables on the following two pages summarize selected loan categories by state and property type.

REAL ESTATE 1-4 FAMILY FIRST MORTGAGE LOANS BY STATE

	December 31, 2002
	California		Minnesota		Texas		Colorado		Other states (1)		All states
													Nonaccruals as a % of total by type
(in millions)	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual

Real estate 1-4 family first mortgage	$21,319	$27	$1,625	$7	$1,385	$17	$1,371	$7	$10,639	$152	$36,339	$210	1%

% of total by state	59%		4%		4%		4%		29%		100%

Nonaccruals as a % of total by state		—%		—%		1%		1%		1%

(1)
Consists of 46 states; no state had loans in excess of $1 billion at December 31, 2002.

OTHER REAL ESTATE MORTGAGE LOANS BY STATE AND PROPERTY TYPE

	December 31, 2002
	California		Texas		Arizona		Minnesota		Colorado		Other states (2)		All states
															Nonaccruals as a % of total by type
(in millions)	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual

Office buildings	$2,956	$6	$746	$14	$298	$—	$163	$—	$271	$11	$2,550	$5	$6,984	$36	1%
Industrial	2,493	11	338	2	193	1	282	1	183	1	982	13	4,471	29	1
Retail buildings	1,422	2	381	4	212	—	199	4	189	1	1,468	11	3,871	22	1
Hotels/motels	439	6	218	1	80	1	34	2	70	—	1,218	21	2,059	31	2
Apartments	798	9	204	—	60	—	97	—	89	—	772	1	2,020	10	1
Land	407	1	173	1	75	1	45	—	49	1	390	4	1,139	8	1
Agricultural	363	1	86	1	53	—	77	1	28	—	440	22	1,047	25	2
Institutional	212	1	95	2	31	—	22	—	16	—	168	1	544	4	1
1-4 family structures (1)	33	—	10	—	7	1	11	—	6	—	58	1	125	2	2
Other	796	4	431	6	92	—	167	1	182	—	1,384	14	3,052	25	1

Total by state	$9,919	$41	$2,682	$31	$1,101	$4	$1,097	$9	$1,083	$14	$9,430	$93	$25,312	$192	1%

% of total by state	39%		11%		4%		4%		4%		38%		100%

Nonaccruals as a % of total by state		—%		1%		—%		1%		1%		1%

(1)
Represents loans to real estate developers secured by 1-4 family residential developments.

(2)
Consists of 43 states; no state had loans in excess of $1 billion at December 31, 2002.

REAL ESTATE CONSTRUCTION LOANS BY STATE AND PROPERTY TYPE

	December 31, 2002
	California		Texas		Colorado		Arizona		Other states (1)		All states
													Non- accruals as a % of total by type
(in millions)	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual

Retail buildings	$203	$—	$154	$—	$49	$—	$69	$—	$481	$1	$956	$1	—%
1-4 family:
Land	199	5	54	—	30	—	12	2	153	8	448	15	3
Structures	567	3	274	3	193	2	95	3	1,046	18	2,175	29	1
Land (excluding 1-4 family)	264	—	75	1	52	—	64	2	372	3	827	6	1
Apartments	223	—	57	—	28	—	36	—	323	—	667	—	—
Office buildings	222	—	115	13	125	—	139	—	509	10	1,110	23	2
Industrial	148	6	73	—	29	—	28	—	203	1	481	7	1
Hotels/motels	84	—	13	—	20	—	39	—	162	—	318	—	—
Institutional	21	—	41	—	5	—	4	—	87	—	158	—	—
Agricultural	8	6	3	—	1	—	4	—	22	—	38	6	16
Other	125	—	60	1	30	—	24	—	387	5	626	6	1

Total by state	$2,064	$20	$919	$18	$562	$2	$514	$7	$3,745	$46	$7,804	$93	1%

% of total by state	26%		12%		7%		7%		48%		100%

Nonaccruals as a % of total by state		1%		2%		—%		1%		1%

(1)
Consists of 43 states; no state had loans in excess of $455 million at December 31, 2002.

REAL ESTATE 1-4 FAMILY JUNIOR LIEN MORTGAGE LOANS BY STATE

	December 31, 2002
	California		Minnesota		Arizona		Texas		Washington		Other states (1)		All states
															Non- accruals as a % of total by type
(in millions)	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual	Total loans	Non- accrual

Real estate 1-4 family junior lien mortgage	$13,056	$15	$2,717	$4	$1,647	$4	$1,464	$3	$1,187	$2	$15,856	$41	$35,927	$69	—%

% of total by state	36%		8%		5%		4%		3%		44%		100%

Nonaccruals as a % of total by state		—%		—%		—%		—%		—%		—%

(1)
Consists of 45 states; no state had loans in excess of $1 billion at December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

        The ratio of the allowance for loan losses to total nonaccrual loans was 259% and 229% at December 31, 2002 and 2001, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company's loan portfolio and the method of determining the allowance for loan losses are discussed below and in greater detail in the 2002 Annual Report to Stockholders.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

        The table below provides a breakdown of the allowance for loan losses by loan category.

	December 31,
(in millions)	2002	2001	2000	1999	1998

Commercial	$865	$882	$798	$655	$664
Real estate 1-4 family first mortgage	82	64	55	64	58
Other real estate mortgage	307	276	220	220	238
Real estate construction	53	86	69	58	62
Consumer:
Credit card	386	394	394	349	356
Other consumer	681	659	556	428	588

Total consumer	1,067	1,053	950	777	944
Lease financing	118	155	67	71	66
Foreign	86	116	95	62	79

Total allocated	2,578	2,632	2,254	1,907	2,111
Unallocated component of the allowance (1)	1,284	1,129	1,465	1,437	1,196

Total	$3,862	$3,761	$3,719	$3,344	$3,307

	December 31,
	2002		2001		2000		1999		1998
	Alloc. allow. as % of loan catgry	Loan catgry as % of total loans	Alloc. allow. as % of loan catgry	Loan catgry as % of total loans	Alloc. allow. as % of loan catgry	Loan catgry as % of total loans	Alloc. allow. as % of loan catgry	Loan catgry as % of total loans	Alloc. allow. as % of loan catgry	Loan catgry as % of total loans

Commercial	1.83%	24%	1.86%	28%	1.58%	31%	1.57%	31%	1.74%	32%
Real estate 1-4 family first mortgage	.23	18.25		15.30		12.47		10.46		11
Other real estate mortgage	1.21	13	1.11	14.92		15	1.05	16	1.32	15
Real estate construction	.68	4	1.10	5.90		5.96		5	1.37	4
Consumer:
Credit card	5.18	4	5.88	4	5.96	4	6.01	4	5.82	5
Other consumer	1.09	32	1.34	28	1.32	26	1.28	26	1.92	25

Total consumer	1.53	36	1.89	32	1.95	30	1.97	30	2.57	30
Lease financing	1.43	4	1.65	5.67		6.72		7.82		7
Foreign	4.50	1	7.26	1	5.89	1	3.88	1	5.17	1

Total allocated	1.31	100%	1.53	100%	1.40	100%	1.43	100%	1.76	100%

Unallocated component of the allowance (1)	.65		.65		.91		1.08		1.00

Total	1.96%		2.18%		2.31%		2.51%		2.76%

(1)
This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

        See Note 5 (Loans and Allowance for Loan Losses) to Financial Statements included in the 2002 Annual Report to Stockholders for a description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for loan losses.

        At December 31, 2002, the allowance for loan losses was $3,862 million, or 1.96% of total loans, compared with $3,761 million, or 2.18%, at December 31, 2001. During 2002, the net provision for loan losses approximated charge-offs. The components of the allowance, allocated and unallocated, are shown in the table on the previous page. The allocated component decreased to $2,578 million at December 31, 2002 from $2,632 million at December 31, 2001, while the unallocated increased to $1,284 million at December 31, 2002 from $1,129 million at December 31, 2001. At December 31, 2002, the unallocated portion of the allowance amounted to 33% of the total allowance, compared with 30% at December 31, 2001.

        The $54 million decrease in the allocated component of the allowance from 2001 to 2002 was attributable to lower estimated loss rates in the retail lines of business, partially offset by loan portfolio growth and changes in the loan grades and loan factors in the commercial and wholesale lines of business. Changes in allocated loan loss allowances arrived at through this process reflect management's judgment concerning the effect of trends in borrower performance and recent economic activity on portfolio performance. Without these changes in loss factors and loss rates, the allocated allowance would have increased by approximately $170 million due to loan growth of $24 billion during the year.

        The unallocated component of the allowance increased $155 million from 2001 to 2002, primarily due to overall portfolio loan growth, economic uncertainties, and certain industry trends, including continued weakness in several sectors of agricultural lending, a deterioration in used car prices in automobile lending and increased vacancy rates in certain commercial office lending markets. While the allocated component and the total allowance as a percentage of total loans both declined from 2001 to 2002, the unallocated component remained flat, reflecting the uncertain economic environment and its impact on the Company's processes for estimating credit risk. The reduction in the unallocated portion of the allowance in 2001 compared with 2000 reflects the Company's on-going effort to integrate its credit risk management processes following the mergers with the former Wells Fargo & Company in 1998 and First Security Corporation in 2000. Prior to the migration to common processes, the Company maintained a portion of the unallocated allowance to mitigate the imprecision and uncertainty inherent in the Company's diverse processes for estimating credit losses. The integration of credit risk management processes during 2001 increased the reliability of the Company's loss forecasting process and permitted the Company to reduce its unallocated allowance.

        Loan balances and the allocated portion of the allowance both increased by 21% between 1999 and 2000. The unallocated portion of the allowance remained essentially flat, continuing to provide coverage for the uncertainties in the Company's integration process. The Company continued the integration of its credit risk management processes during 2001 and reduced the unallocated portion of the allowance. The allocated portion of the allowance continued to increase in 2001 as loan balances increased and credit performance showed indications of deterioration.

        No material changes in estimation methodology for the allowance were made in 2002.

        The Company considers the allowance for loan losses of $3,862 million adequate to cover losses inherent in loans, loan commitments, and standby and other letters of credit at December 31, 2002.

        The foregoing discussion contains forward-looking statements about the adequacy of the Company's allowance for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors—many of which are beyond the Company's control—could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see "Factors That May Affect Future Results" in the "Financial Review" section of the 2002 Annual Report to Stockholders.

PROPERTIES

        The Company owns its corporate headquarters building in San Francisco, California. The Company also owns administrative facilities in Anchorage, Alaska; Phoenix and Tempe, Arizona; Los Angeles, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota and Salt Lake City, Utah. In addition, the Company leases office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.

        As of December 31, 2002, the Company provided banking, mortgage and consumer finance through more than 5,600 stores under various types of ownership and leasehold agreements. Wells Fargo Home Mortgage (WFHM) owns its headquarters in Des Moines, Iowa and a servicing center located in Minneapolis, Minnesota. In addition, WFHM leases administrative space in San Bernardino and Riverside, California; Springfield, Illinois; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Charlotte, North Carolina and all mortgage production offices nationwide. Wells Fargo Financial owns its headquarters in Des Moines, Iowa and leases all branch locations.

        The Company is also a joint venture partner in one office building in downtown Los Angeles, California, and one office building in downtown Minneapolis, Minnesota.

        For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements included in the 2002 Annual Report to Stockholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Company Position	Positions Held During the Past Five Years	Age	Years with Company or Predecessors

Howard I. Atkins Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (August 2001 to Present); Executive Vice President and Chief Financial Officer of New York Life Insurance Co. (April 1996 to July 2001)	52	1
John A. Berg Group Executive Vice President (North Central Banking)	Group Executive Vice President (North Central Banking) (November 2000 to Present); Group Executive Vice President (Central Banking) (November 1998 to November 2000); Senior Vice President and Regional Group Head of former Norwest (March 1998 to November 1998); Regional President (Greater Minnesota/La Crosse Region) (January 1990 to March 1998)	57	27
Patricia R. Callahan Executive Vice President (Human Resources)	Executive Vice President (Human Resources) (November 1998 to Present); Executive Vice President of former Wells Fargo (Personnel) (September 1998 to November 1998); Executive Vice President (Wholesale Banking) (July 1997 to September 1998)	49	25
C. Webb Edwards Executive Vice President (Technology and Operations)	Executive Vice President (Technology and Operations) (November 1998 to Present); Executive Vice President of the former Norwest (April 1995 to November 1998); and President and Chief Executive Officer of Wells Fargo Services Company (formerly known as Norwest Services, Inc. and Norwest Technical Services, Inc.) (May 1995 to Present)	55	18
David A. Hoyt Group Executive Vice President (Wholesale Banking)	Group Executive Vice President (Wholesale Banking) (November 1998 to Present); Vice Chair (Real Estate, Capital Markets, International) of former Wells Fargo (May 1997 to November 1998)	47	21
Michael R. James Group Executive Vice President (Diversified Products)	Group Executive Vice President (Diversified Products) (September 2002 to Present); Group Executive Vice President (Business Banking and Consumer Lending) (July 2000 to August 2002); Executive Vice President of Wells Fargo Bank, N.A. (Business Banking Group Head) (July 1997 to July 2000)	51	29

Richard M. Kovacevich Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer (April 2001 to Present); President and Chief Executive Officer (November 1998 to April 2001); Chairman and Chief Executive Officer of former Norwest (February 1997 to November 1998); Chairman, President and Chief Executive Officer (May 1995 to January 1997)	59	17
Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)	Senior Vice President and Controller (September 2002 to Present); Senior Vice President and Controller of New York Life Insurance Company (September 1997 to August 2002)	45	—
David J. Munio Executive Vice President (Chief Credit Officer)	Executive Vice President (Chief Credit Officer) (November 2001 to Present); Executive Vice President and Deputy Chief Credit Officer of Wells Fargo Bank, N.A. (September 1999 to November 2001); Executive Vice President (Loan Supervision) (April 1996 to September 1999)	58	29
Mark C. Oman Group Executive Vice President (Home and Consumer Finance)	Group Executive Vice President (Home and Consumer Finance) (September 2002 to Present); Group Executive Vice President (Mortgage and Home Equity) (November 1998 to August 2002); Executive Vice President (Mortgage Services and Iowa Community Banking) of former Norwest (February 1997 to November 1998); and Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (February 1997 to Present); Chief Executive Officer (August 1989 to January 2001)	48	23
Clyde W. Ostler Group Executive Vice President (Private Client Services)	Group Executive Vice President (Private Client Services) (December 2002 to Present); Group Executive Vice President (Internet Services) (October 1999 to December 2002); Group Executive Vice President (Investments) (November 1998 to October 1999); Vice Chair (Trust and Investment Services) of former Wells Fargo (May 1993 to November 1998)	56	32

Daniel W. Porter Group Executive Vice President (Wells Fargo Financial)	Group Executive Vice President (Wells Fargo Financial) and Chairman and Chief Executive Officer of Wells Fargo Financial, Inc. (December 1999 to Present); various positions with GE Capital since 1986 including Managing Director of GE Capital Europe in London (European Transportation Group) (March 1998 to December 1999); President of Global Consumer Development (September 1997 to March 1998)	47	3
Stanley S. Stroup Executive Vice President and General Counsel	Executive Vice President and General Counsel (November 1998 to Present); Executive Vice President and General Counsel of former Norwest (February 1993 to November 1998)	59	19
John G. Stumpf Group Executive Vice President (Community Banking)	Group Executive Vice President (Community Banking) (July 2002 to Present); Group Executive Vice President (Western Banking) (May 2000 to June 2002); Group Executive Vice President (Southwestern Banking) (November 1998 to May 2000); Regional President (Texas) of former Norwest (July 1994 to November 1998)	49	21
Carrie L. Tolstedt Group Executive Vice President (Regional Banking)	Group Executive Vice President (Regional Banking) (July 2002 to Present); Group Executive Vice President (California and Border Banking) (January 2001 to June 2002); Regional President of Wells Fargo Bank, N.A. (Central California Banking) (December 1998 to January 2001); Regional Manager of Norwest Bank Minnesota, N.A. (Greater Minnesota Community Banking) (May 1998 to December 1998); Executive Vice President of FirstMerit Corporation and President and Chief Executive Officer of Citizens National Bank and Peoples National Bank (August 1996 to May 1998)	43	13

        There is no family relationship among the above officers. All executive officers serve at the pleasure of the Board of Directors.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements, Schedules and Exhibits:

(1)
The consolidated financial statements and related notes, the independent auditors' report thereon and supplementary data that appear on pages 60 through 110 of the 2002 Annual Report to Stockholders are incorporated herein by reference.

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
Certificate Eliminating the Certificate of Designations for the Company's Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated April 21, 1999
(l)
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
(n)	Certificate of Designations for the Company's 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 17, 2001
(o)	Certificate of Designations for the Company's 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 16, 2002

3(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
4(a)	See Exhibits 3(a) through 3(p)
(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company
10*(a)
Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Forms of Award Term Sheet for grants of restricted share rights, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants subsequent to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997
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

10*(h)	Deferred Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
*(i)	1999 Directors Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
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
*(r)	1999 Directors Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
*(s)	Supplemental 401(k) Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
*(t)
Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
*(u)
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
Agreement between the Company and Mark C. Oman, dated May 7, 1999 and agreement between the Company and one other executive officer, dated October 25, 1999, incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999

10*(z)
Form of severance agreement between the Company and five executive officers, including Richard M. Kovacevich, Les S. Biller, Mark C. Oman and C. Webb Edwards, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995
*(aa)
Description of Supplemental Retirement Benefit Arrangement for C. Webb Edwards, incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000
*(bb)
Agreement, effective April 15, 2002, between Robert L. Joss and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
*(cc)	Description of Relocation Program, filed herewith
*(dd)	Description of Executive Financial Planning Program, incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999
*(ee)
Amendments to Employees' Stock Deferral Plan, Deferred Compensation Plan for Non-Employee Directors, Directors' Stock Deferral Plan, Directors' Formula Stock Award Plan, and 1999 Deferral Plan for Directors, incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000
(ff)
PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Amendment to PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
(gg)	Agreement, dated May 29, 2002, between the Company and Les S. Biller, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
(hh)
Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

  *
  Management contract or compensatory plan or arrangement

    Stockholders may obtain a copy of any of the foregoing exhibits, upon payment of a reasonable fee, by writing Wells Fargo & Company, Office of the Secretary, Wells Fargo Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota 55479.

10(ii)
Non-Qualified Deferred Compensation Plan for Independent Contractors, incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330)
12(a)
Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.13, 1.79, 1.82, 2.07 and 1.62 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.96, 2.64, 2.67, 3.29 and 2.51 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(b)
Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.13, 1.79, 1.81, 2.05 and 1.60 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.95, 2.62, 2.65, 3.22 and 2.45 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
13	2002 Annual Report to Stockholders, pages 33 through 110, filed herewith
18	Preferability letter from KPMG related to change in the measurement date for the Company's pension and postretirement health care plans from September 30 to November 30, filed herewith
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Accountants, filed herewith
24	Powers of Attorney, filed herewith
99	Additional Exhibits
(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C. § 1350, filed herewith
(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C. § 1350, filed herewith

(b)
The Company filed the following reports on Form 8-K during the fourth quarter of 2002:

(1)
October 15, 2002, under Item 5, containing the Company's financial results for the quarter ended September 30, 2002

(2)
October 22, 2002, under Item 5, related to the Company's guarantee of term debt and commercial paper of Wells Fargo Financial, Inc. and commercial paper of Wells Fargo Financial, Inc.'s wholly owned Canadian subsidiary, Wells Fargo Financial Canada Corporation

(3)
December 26, 2002, under Item 7, related to the Company's issuance of Notes linked to the S&P 500 Index ® due January 4, 2008

(4)
December 30, 2002, under Item 7, related to the Company's issuance of Notes linked to the Nasdaq-100 Index ® due January 4, 2008

STATUS OF PRIOR DOCUMENTS

        The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2002, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2003 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than the Current Report on Form 8-K filed October 14, 1997, containing a description of the Company's common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

WELLS FARGO & COMPANY
By:
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

J.A. Blanchard III Michael R. Bowlin David A. Christensen Spencer F. Eccles Susan E. Engel Enrique Hernandez, Jr. Robert L. Joss Reatha Clark King	Richard M. Kovacevich Richard D. McCormick Cynthia H. Milligan Benjamin F. Montoya Donald B. Rice Judith M. Runstad Susan G. Swenson Michael W. Wright
By:
/s/ PHILIP J. QUIGLEY Philip J. Quigley Director and Attorney-in-fact March 14, 2003

CERTIFICATIONS

I, Richard M. Kovacevich, certify that:

1.
I have reviewed this annual report on Form 10-K of Wells Fargo & Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ RICHARD M. KOVACEVICH Richard M. Kovacevich Chairman, President and Chief Executive Officer

I, Howard I. Atkins, certify that:

1.
I have reviewed this annual report on Form 10-K of Wells Fargo & Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ HOWARD I. ATKINS Howard I. Atkins Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-K CROSS-REFERENCE INDEX
SIGNATURES
CERTIFICATIONS