Form 10-Q
period 2003-03-31
WELLS FARGO & CO/MN
filed 2003-05-08
CIK 72971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0449260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94104
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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares Outstanding April 30, 2003
Common stock, $1—2/3 par value	1,675,110,108

FORM 10-Q
TABLE OF CONTENTS

		Page
PART I	Financial Information
Item 1.	Financial Statements
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	28
	Overview	29
	Critical Accounting Policies	31
	Earnings Performance	31
	Net Interest Income	31
	Noninterest Income	34
	Noninterest Expense	36
	Operating Segment Results	37
	Balance Sheet Analysis	38
	Securities Available for Sale	38
	Loan Portfolio	40
	Nonaccrual Loans and Other Assets	41
	Loans 90 Days Past Due and Still Accruing	42
	Allowance for Loan Losses	43
	Other Assets	44
	Deposits	45
	Regulatory and Agency Capital Requirements	45
	Off-Balance Sheet Arrangements and Contractual Obligations	46
	Asset/Liability and Market Risk Management	47
	Capital Management	51
	Factors that May Affect Future Results	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures
	Evaluation of Disclosure Controls and Procedures	58
	Changes in Internal Controls	58
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	59
Signature		62
Certifications		63

PART I—FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31,
(in millions, except per share amounts)	2003	2002

INTEREST INCOME
Securities available for sale	$453	$656
Mortgages held for sale	814	591
Loans held for sale	67	69
Loans	3,410	3,292
Other interest income	62	73

Total interest income	4,806	4,681

INTEREST EXPENSE
Deposits	427	494
Short-term borrowings	95	174
Long-term debt	330	331
Guaranteed preferred beneficial interests in Company's subordinated debentures	27	27

Total interest expense	879	1,026

NET INTEREST INCOME	3,927	3,655
Provision for loan losses	425	490

Net interest income after provision for loan losses	3,502	3,165

NONINTEREST INCOME
Service charges on deposit accounts	553	505
Trust and investment fees	422	439
Credit card fees	243	201
Other fees	368	311
Mortgage banking	561	359
Insurance	266	263
Net gains on debt securities available for sale	18	37
Net losses from equity investments	(98)	(19)
Other	249	205

Total noninterest income	2,582	2,301

NONINTEREST EXPENSE
Salaries	1,141	1,076
Incentive compensation	447	357
Employee benefits	419	329
Equipment	269	236
Net occupancy	296	269
Net gains on dispositions of premises and equipment	(4)	(2)
Other	1,202	1,063

Total noninterest expense	3,770	3,328

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,314	2,138
Income tax expense	822	759

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,492	1,379
Cumulative effect of change in accounting principle	—	(276)

NET INCOME	$1,492	$1,103

NET INCOME APPLICABLE TO COMMON STOCK	$1,491	$1,102

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.89	$.81

Diluted earnings per common share	$.88	$.80

EARNINGS PER COMMON SHARE
Earnings per common share	$.89	$.65

Diluted earnings per common share	$.88	$.64

DIVIDENDS DECLARED PER COMMON SHARE	$.30	$.26

Average common shares outstanding	1,681.5	1,703.0

Diluted average common shares outstanding	1,694.1	1,718.9

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except shares)	March 31, 2003	December 31, 2002	March 31, 2002

ASSETS
Cash and due from banks	$16,011	$17,820	$14,559
Federal funds sold and securities purchased under resale agreements	4,982	3,174	2,788
Securities available for sale	26,168	27,947	40,085
Mortgages held for sale	62,610	51,154	26,266
Loans held for sale	7,075	6,665	5,315
Loans	205,954	196,634	178,447
Allowance for loan losses	3,887	3,862	3,842

Net loans	202,067	192,772	174,605

Mortgage servicing rights, net	4,183	4,489	7,138
Premises and equipment, net	3,680	3,688	3,660
Goodwill	9,799	9,753	9,733
Other assets	33,094	31,797	27,360

Total assets	$369,669	$349,259	$311,509

LIABILITIES
Noninterest-bearing deposits	$75,330	$74,094	$60,728
Interest-bearing deposits	160,544	142,822	128,840

Total deposits	235,874	216,916	189,568
Short-term borrowings	33,196	33,446	33,408
Accrued expenses and other liabilities	19,961	18,334	16,482
Long-term debt	46,982	47,320	40,839
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	2,885	2,885
STOCKHOLDERS' EQUITY
Preferred stock	430	251	389
Unearned ESOP shares	(382)	(190)	(338)

Total preferred stock	48	61	51
Common stock—$1—2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,514	9,498	9,472
Retained earnings	20,349	19,394	16,609
Cumulative other comprehensive income	913	976	676
Treasury stock—61,454,942 shares, 50,474,518 shares and 27,844,043 shares	(2,947)	(2,465)	(1,375)

Total stockholders' equity	30,771	30,358	28,327

Total liabilities and stockholders' equity	$369,669	$349,259	$311,509

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in millions, except shares)	Number of shares	Preferred stock	Unearned ESOP shares	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Cumulative other comprehensive income	Total stockholders' equity

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income
Net income						1,103			1,103
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $26 million of net gains included in net income								(137)	(137)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $68 million of net losses on cash flow hedges included in net income								61	61

Total comprehensive income									1,027
Common stock issued	4,100,927				22	(54)	175		143
Common stock issued for acquisitions	10,373,249				(5)		458		453
Common stock repurchased	2,781,496						(131)		(131)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			71		(5)				66
Preferred stock (66,611) converted to common shares	1,349,305	(67)			7		60		—
Preferred stock dividends						(1)			(1)
Common stock dividends						(444)			(444)

Net change		171	(184)	—	36	604	562	(76)	1,113

BALANCE MARCH 31, 2002		$389	$(338)	$2,894	$9,472	$16,609	$(1,375)	$676	$28,327

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,394	$(2,465)	$976	$30,358

Comprehensive income
Net income						1,492			1,492
Other comprehensive income, net of tax:
Translation adjustments								8	8
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $8 million of net gains included in net income								(113)	(113)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $23 million of net losses on cash flow hedges included in net income								42	42

Total comprehensive income									1,429
Common stock issued	3,588,368				5	(30)	171		146
Common stock repurchased	16,359,432						(744)		(744)
Preferred stock (260,200) issued to ESOP		260	(279)		19				—
Preferred stock released to ESOP			87		(6)				81
Preferred stock (80,585) converted to common shares	1,790,640	(81)			(2)		83		—
Preferred stock dividends						(1)			(1)
Common stock dividends						(506)			(506)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							8		8

Net change		179	(192)	—	16	955	(482)	(63)	413

BALANCE MARCH 31, 2003		$430	$(382)	$2,894	$9,514	$20,349	$(2,947)	$913	$30,771

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31,
(in millions)	2003	2002

Cash flows from operating activities:
Net income	$1,492	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	490
Depreciation and amortization	1,063	935
Net gains on securities available for sale	(13)	(41)
Net gains on mortgage loan origination/sales activities	(637)	(120)
Net losses (gains) on sales of loans	1	(6)
Net gains on dispositions of premises and equipment	(4)	(2)
Net gains on dispositions of operations	(27)	(3)
Release of preferred shares to ESOP	81	66
Net decrease in trading assets	1,923	—
Deferred income tax expense	28	420
Net increase in accrued interest receivable	(46)	(57)
Net (decrease) increase in accrued interest payable	(9)	3
Originations of mortgages held for sale	(90,520)	(60,314)
Proceeds from sales of mortgages held for sale	77,989	65,811
Principal collected on mortgages held for sale	824	276
Net increase in loans held for sale	(410)	(570)
Other assets, net	(547)	(2,168)
Other accrued expenses and liabilities, net	1,486	(657)

Net cash (used) provided by operating activities	(6,901)	5,166

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	818	2,084
Proceeds from prepayments and maturities	2,713	2,176
Purchases	(2,109)	(3,050)
Net cash paid for acquisitions	(763)	(553)
Net decrease (increase) in banking subsidiaries' loans resulting from collections and originations	1,402	(3,914)
Proceeds from sales (including participations) of loans by banking subsidiaries	599	355
Purchases (including participations) of loans by banking subsidiaries	(9,869)	(250)
Principal collected on nonbank entities' loans	6,804	2,843
Loans originated by nonbank entities	(4,281)	(3,175)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	3
Proceeds from sales of foreclosed assets	74	145
Net increase in federal funds sold and securities purchased under resale agreements	(1,808)	(116)
Net increase in mortgage servicing rights	(871)	(1,609)
Other, net	(1,191)	412

Net cash used by investing activities	(12,134)	(4,649)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,958	(2,013)
Net decrease in short-term borrowings	(250)	(5,261)
Proceeds from issuance of long-term debt	7,364	7,489
Repayment of long-term debt	(7,769)	(3,092)
Proceeds from issuance of guaranteed preferred beneficial interests in Company's subordinated debentures	—	450
Proceeds from issuance of common stock	137	114
Repurchase of common stock	(744)	(131)
Payment of cash dividends on preferred and common stock	(507)	(445)
Other, net	37	(37)

Net cash provided (used) by financing activities	17,226	(2,926)

Net change in cash and due from banks	(1,809)	(2,409)
Cash and due from banks at beginning of quarter	17,820	16,968

Cash and due from banks at end of quarter	$16,011	$14,559

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$870	$1,029
Income taxes	528	422
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$135	$162
Net transfers between loans and mortgages held for sale	43	1,232

WELLS FARGO & COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

        Wells Fargo & Company and Subsidiaries (consolidated) (the Company) is a diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

        The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and prevailing practices in the financial services industry. Preparing the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation.

        The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company's 2002 Annual Report on Form 10-K (2002 Form 10-K).

        Descriptions of the significant accounting policies of the Company are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company's 2002 Form 10-K. There have been no significant changes to these policies.

Stock-based Compensation

        The Company has several stock-based employee compensation plans, which are described more fully in Note 14 (Common Stock and Stock Plans) to Financial Statements in the Company's 2002 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of options was estimated at the grant date using the Black-Scholes option pricing model, which was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly more restrictive than those of traded or other freely transferable options, in management's opinion, existing valuation models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of stock options.

	Quarter ended March 31,
(in millions, except per share amounts)	2003	2002

Net income, as reported	$1,492	$1,103
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	46	45

Net income, pro forma	$1,447	$1,059

Earnings per common share
As reported	$.89	$.65
Pro forma	.86	.62
Diluted earnings per common share
As reported	$.88	$.64
Pro forma	.85	.61

2.     Business Combinations

        The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

        Transactions completed in the three months ended March 31, 2003 include:

(in millions)	Date	Assets

Certain assets of Towle Financial Services/Midwest, Inc., Minneapolis, Minnesota	January 1	$5
Certain assets of Wraith, Scarlett & Randolph Insurance Services, Inc., Woodland, California	January 1	1
Pate Insurance Agency, Homer, Alaska	January 1	1
Certain assets of Montgomery Asset Management, LLC, San Francisco, California	January 18	36
Certain assets of Telmark, LLC, Syracuse, New York	February 28	660

		$703

3.     Intangible Assets

        The gross carrying amount and accumulated amortization for intangible assets are presented in the following table.

	March 31, 2003		March 31, 2002
(in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance(1)	$12,306	$5,654	$11,861	$3,257
Core deposit intangibles	2,415	1,584	2,414	1,433
Other	380	261	294	191

Total	$15,101	$7,499	$14,569	$4,881

Unamortized intangible asset (trademark)	$14		$14

(1)
The valuation allowance was $2,469 million at March 31, 2003 and $1,466 million at March 31, 2002. The carrying value of mortgage servicing rights was $4,183 million at March 31, 2003 and $7,138 million at March 31, 2002.

        The following table shows the current period and estimated future amortization expense for amortized intangible assets:

(in millions)	Mortgage servicing rights	Core deposit intangibles	Other	Total

Quarter ended March 31, 2003 (actual)	$803	$37	$6	$846
Nine months ended December 31, 2003 (estimate)	1,871	105	16	1,992
Estimate for year ended December 31,
2004	1,743	131	20	1,894
2005	1,104	120	16	1,240
2006	686	108	13	807
2007	442	99	11	552
2008	286	91	10	387

        The projections of amortization expense shown above for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

4.
Goodwill

        The following table summarizes changes in the carrying amount of goodwill as allocated to the Company's operating segments for the purpose of goodwill impairment analysis.

(in millions)	Community Banking	Wholesale Banking	Wells Fargo Financial	Consolidated Company

Balance December 31, 2001	$6,265	$2,655	$607	$9,527
Goodwill from business combinations	586	17	7	610
Transitional goodwill impairment charge	—	(133)	(271)	(404)

Balance March 31, 2002	$6,851	$2,539	$343	$9,733

Balance December 31, 2002	$6,869	$2,541	$343	$9,753
Goodwill from business combinations	—	43	—	43
Foreign currency translation adjustments	—	—	3	3

Balance March 31, 2003	$6,869	$2,584	$346	$9,799

        Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company's operating segments for management reporting discussed in Note 7 (Operating Segments). At March 31, 2003, the balance of goodwill for management reporting for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.89 billion, $634 million and $346 million, respectively, with $5.93 billion recorded at the enterprise level. At March 31, 2002, the balance of goodwill for management reporting for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.87 billion, $589 million and $343 million, respectively, with $5.93 billion recorded at the enterprise level.

5.
Preferred Stock

        The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

        The table below is a summary of the Company's preferred stock. A detailed description of the Company's preferred stock is provided in Note 13 (Preferred Stock) to Financial Statements in the Company's 2002 Form 10-K.

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable dividends rate
	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002	Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,460,000	$73	$73	$73	5.50%	10.50%
2003 ESOP Cumulative Convertible (2)	183,143	—	—	183	—	—	8.50	9.50
2002 ESOP Cumulative Convertible (2)	60,521	64,049	174,913	60	64	175	10.50	11.50
2001 ESOP Cumulative Convertible (2)	46,126	46,126	58,426	46	46	58	10.50	11.50
2000 ESOP Cumulative Convertible (2)	34,742	34,742	39,812	35	35	40	11.50	12.50
1999 ESOP Cumulative Convertible (2)	13,222	13,222	15,552	13	13	15	10.30	11.30
1998 ESOP Cumulative Convertible (2)	5,095	5,095	6,145	5	5	6	10.75	11.75
1997 ESOP Cumulative Convertible (2)	5,876	5,876	7,576	6	6	8	9.50	10.50
1996 ESOP Cumulative Convertible (2)	5,407	5,407	7,707	6	6	8	8.50	9.50
1995 ESOP Cumulative Convertible (2)	3,043	3,043	5,543	3	3	5	10.00	10.00
ESOP Cumulative Convertible (2)	—	—	1,002	—	—	1	9.00	9.00
Unearned ESOP shares (3)	—	—	—	(382)	(190)	(338)	—	—

Total	1,817,175	1,637,560	1,776,676	$48	$61	$51

(1)
Liquidation preference $50.

(2)
Liquidation preference $1,000.

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

6.
Earnings Per Common Share

        The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

		Quarter ended March 31,
	(in millions, except per share amounts)	2003		2002

	Net income before effect of change in accounting principle		$1,492		$1,379
	Less: Preferred stock dividends		1		1

	Net income applicable to common stock before effect of change in accounting principle (numerator)		1,491		1,378
	Cumulative effect of change in accounting principle (numerator)		—		(276)

	Net income applicable to common stock (numerator)		$1,491		$1,102

	EARNINGS PER COMMON SHARE
	Average common shares outstanding (denominator)		1,681.5		1,703.0

	Per share before effect of change in accounting principle	$	..89	$	..81
	Per share effect of change in accounting principle		—		(.16)

	Per share		$.89		$.65

	DILUTED EARNINGS PER COMMON SHARE
	Average common shares outstanding		1,681.5		1,703.0
Add:	Stock options		12.1		15.6
	Restricted share rights		.5		.3

	Diluted average common shares outstanding (denominator)		1,694.1		1,718.9

	Per share before effect of change in accounting principle		$.88		$.80
	Per share effect of change in accounting principle		—		(.16)

	Per share	$	..88	$	..64

        At March 31, 2003 and 2002, options to purchase 73.2 million and 38.5 million shares, respectively, were outstanding but not included in the computation of earnings per share. The exercise price was higher than the market price, and the options were therefore antidilutive.

7.
Operating Segments

        The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for those lines of business are based on the Company's management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. The Company's operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

        The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales predominantly up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates and venture capital financing. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

        Community Banking provides access for customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, PhoneBankSM centers and the National Business Banking Center provide 24-hour telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

        The Wholesale Banking Group serves businesses across the United States with annual sales predominantly in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products, insurance and insurance brokerage services, and investment banking services. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC

Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

        Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct loans to consumers and purchase sales finance contracts from retail merchants from offices throughout the United States and Canada and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Wells Fargo Financial also provides credit cards, and lease and other commercial financing.

        The Reconciliation Column consists of Treasury equity investment activities and balances and unallocated goodwill balances held at the enterprise level.

        The following table provides the results for the Company's three major operating segments.

	Community Banking		Wholesale Banking		Wells Fargo Financial		Reconciliation column (2)		Consolidated Company
(income/expense in millions, average balances in billions)
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Quarter ended March 31,
Net interest income (1)	$2,852	$2,647	$555	$570	$523	$441	$(3)	$(3)	$3,927	$3,655
Provision for loan losses	231	276	53	85	141	129	—	—	425	490
Noninterest income	1,794	1,535	716	657	91	91	(19)	18	2,582	2,301
Noninterest expense	2,777	2,397	684	660	308	270	1	1	3,770	3,328

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	1,638	1,509	534	482	165	133	(23)	14	2,314	2,138
Income tax expense (benefit)	583	532	184	173	63	49	(8)	5	822	759

Net income (loss) before effect of change in accounting principle	1,055	977	350	309	102	84	(15)	9	1,492	1,379
Cumulative effect of change in accounting principle	—	—	—	(98)	—	(178)	—	—	—	(276)

Net income (loss)	$1,055	$977	$350	$211	$102	$(94)	$(15)	$9	$1,492	$1,103

Average loans	$132	$108	$49	$50	$18	$14	$—	$—	$199	$172
Average assets	255	222	75	70	19	16	6	6	355	314
Average core deposits	176	160	21	18	—	—	—	—	197	178

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

(2)
The reconciling items for revenue (i.e., net interest income plus noninterest income) and net income are Treasury equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

8.
Mortgage Banking Activities

        Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

        The components of mortgage banking noninterest income are presented below:

	Quarter ended March 31,
(in millions)	2003	2002

Origination and other closing fees	$276	$220
Servicing fees, net of amortization and provision for impairment (1)	(443)	(73)
Net gains on mortgage loan origination/sales activities	637	120
All other	91	92

Total mortgage banking noninterest income	$561	$359

(1)
Includes impairment write-downs on other retained interests of $39 million and $308 million for the first quarter of 2003 and 2002, respectively.

        The managed mortgage servicing portfolio totaled $635 billion at March 31, 2003, $613 billion at December 31, 2002 and $551 billion at March 31, 2002, and included loans subserviced for others of $29 billion, $36 billion and $56 billion, respectively.

        Net of valuation allowance, mortgage servicing rights (MSRs) totaled $4.2 billion (.84% of the total mortgage servicing portfolio) at March 31, 2003, compared with $7.1 billion (1.63%) at March 31, 2002.

        Each quarter, the Company evaluates mortgage servicing rights for possible impairment based on the difference between the carrying amount and current fair value of the mortgage servicing rights, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. (See Note 1 (Summary of Significant Accounting Policies—Transfer and Servicing of Financial Assets) to Financial Statements in the Company's 2002 Form 10-K for additional discussion of the Company's policy for valuation of mortgage servicing rights.) In first quarter 2003, the Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a $311 million write-down.

        The following table summarizes the changes in mortgage servicing rights:

	Quarter ended March 31,
(in millions)	2003	2002

Balance, beginning of quarter	$6,677	$7,365
Originations (1)	603	662
Purchases (1)	394	402
Amortization	(803)	(370)
Write-down	(311)	—
Other (includes changes in mortgage servicing rights due to hedging)	92	545

Balance before valuation allowance, end of quarter	6,652	8,604
Less: Valuation allowance	2,469	1,466

Balance, end of quarter	$4,183	$7,138

(1)
Based on March 31, 2003 assumptions, the weighted-average amortization period for mortgage servicing rights added during the first quarter of 2003 was 5.1 years.

        The following table summarizes the changes in the valuation allowance for mortgage servicing rights:

	Quarter ended March 31,
(in millions)	2003	2002

Balance, beginning of quarter	$2,188	$1,124
Provision for mortgage servicing rights in excess of fair value	592	342
Write-down of mortgage servicing rights	(311)	—

Balance, end of quarter	$2,469	$1,466

9.
Condensed Consolidating Financial Statements

Wells Fargo Financial, Inc. and its Subsidiaries (WFFI)

        On October 22, 2002, the Parent issued a full and unconditional guarantee of all outstanding term debt securities and commercial paper of its wholly owned subsidiary, WFFI. WFFI ceased filing periodic reports under the Securities Exchange Act of 1934 and is no longer a separately rated company. The Parent has also guaranteed all outstanding term debt and commercial paper of Wells Fargo Financial Canada Corporation (WFFC), WFFI's wholly owned Canadian subsidiary. Presented below are the Condensed Consolidating Financial Statements:

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2003
(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

Dividends from subsidiaries:
Bank	$993	$—	$—	$(993)	$—
Nonbank	45	—	—	(45)	—
Interest income from loans	2	634	2,774	—	3,410
Interest income from subsidiaries	109	—	—	(109)	—
Other interest income	16	19	1,361	—	1,396

Total interest income	1,165	653	4,135	(1,147)	4,806
Short-term borrowings	23	22	66	(16)	95
Long-term debt	122	146	122	(60)	330
Other interest expense	—	—	454	—	454

Total interest expense	145	168	642	(76)	879

NET INTEREST INCOME	1,020	485	3,493	(1,071)	3,927
Provision for loan losses	—	144	281	—	425

Net interest income after provision for loan losses	1,020	341	3,212	(1,071)	3,502

NONINTEREST INCOME
Fee income—non-affiliates	—	52	1,534	—	1,586
Other	30	49	939	(22)	996

Total noninterest income	30	101	2,473	(22)	2,582

NONINTEREST EXPENSE
Salaries and benefits	42	165	1,800	—	2,007
Other	10	129	1,635	(11)	1,763

Total noninterest expense	52	294	3,435	(11)	3,770

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	998	148	2,250	(1,082)	2,314
Income tax (benefit) expense	(38)	56	804	—	822
Equity in undistributed income of subsidiaries	456	—	—	(456)	—

NET INCOME	$1,492	$92	$1,446	$(1,538)	$1,492

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2002
(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

Dividends from subsidiaries:
Bank	$293	$—	$—	$(293)	$—
Nonbank	26	—	—	(26)	—
Interest income from loans	—	539	2,753	—	3,292
Interest income from subsidiaries	87	—	—	(87)	—
Other interest income	24	19	1,346	—	1,389

Total interest income	430	558	4,099	(406)	4,681
Short-term borrowings	39	15	130	(10)	174
Long-term debt	106	128	132	(35)	331
Other interest expense	—	—	521	—	521

Total interest expense	145	143	783	(45)	1,026

NET INTEREST INCOME	285	415	3,316	(361)	3,655
Provision for loan losses	—	140	350	—	490

Net interest income after provision for loan losses	285	275	2,966	(361)	3,165

NONINTEREST INCOME
Fee income—non-affiliates	—	49	1,407	—	1,456
Other	73	50	734	(12)	845

Total noninterest income	73	99	2,141	(12)	2,301

NONINTEREST EXPENSE
Salaries and benefits	27	140	1,595	—	1,762
Other	7	110	1,455	(6)	1,566

Total noninterest expense	34	250	3,050	(6)	3,328

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	324	124	2,057	(367)	2,138
Income tax (benefit) expense	(44)	45	758	—	759
Equity in undistributed income of subsidiaries	754	—	—	(754)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,122	79	1,299	(1,121)	1,379
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$1,103	$79	$1,042	$(1,121)	$1,103

Condensed Consolidating Balance Sheet

	March 31, 2003
(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$1,700	$60	$—	$(1,760)	$—
Non-affiliates	279	183	20,531	—	20,993
Securities available for sale	952	1,609	23,613	(6)	26,168
Mortgages and loans held for sale	—	—	69,685	—	69,685
Loans	2	17,918	188,034	—	205,954
Loans to nonbank subsidiaries	18,270	745	—	(19,015)	—
Allowance for loan losses	—	634	3,253	—	3,887

Net loans	18,272	18,029	184,781	(19,015)	202,067

Investments in subsidiaries:
Bank	32,040	—	—	(32,040)	—
Nonbank	4,415	—	—	(4,415)	—
Other assets	3,590	729	47,713	(1,276)	50,756

Total assets	$61,248	$20,610	$346,323	$(58,512)	$369,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$—	$96	$237,545	$(1,767)	$235,874
Short-term borrowings	3,718	4,800	36,409	(11,731)	33,196
Accrued expenses and other liabilities	1,389	880	19,971	(2,279)	19,961
Long-term debt	22,698	12,282	17,958	(5,956)	46,982
Indebtedness to subsidiaries	722	—	—	(722)	—
Guaranteed preferred beneficial interests in Company's subordinated debentures	1,950	—	935	—	2,885
Stockholders' equity	30,771	2,552	33,505	(36,057)	30,771

Total liabilities and stockholders' equity	$61,248	$20,610	$346,323	$(58,512)	$369,669

Condensed Consolidating Balance Sheet

	March 31, 2002
(in millions)	Parent	WFFI	Other consolidating subsidiaries	Eliminations	Consolidated Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,432	$55	$—	$(4,487)	$—
Non-affiliates	110	166	17,071	—	17,347
Securities available for sale	1,192	1,422	37,476	(5)	40,085
Mortgages and loans held for sale	—	—	31,581	—	31,581
Loans	2	13,966	164,479	—	178,447
Loans to nonbank subsidiaries	10,288	604	—	(10,892)	—
Allowance for loan losses	—	534	3,308	—	3,842

Net loans	10,290	14,036	161,171	(10,892)	174,605

Investments in subsidiaries:
Bank	30,657	—	—	(30,657)	—
Nonbank	4,620	—	—	(4,620)	—
Other assets	3,572	658	45,540	(1,879)	47,891

Total assets	$54,873	$16,337	$292,839	$(52,540)	$311,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$—	$84	$193,975	$(4,491)	$189,568
Short-term borrowings	5,686	4,138	30,063	(6,479)	33,408
Accrued expenses and other liabilities	1,197	696	17,593	(3,004)	16,482
Long-term debt	15,832	9,268	17,542	(1,803)	40,839
Indebtedness to subsidiaries	1,881	—	—	(1,881)	—
Guaranteed preferred beneficial interests in Company's subordinated debentures	1,950	—	935	—	2,885
Stockholders' equity	28,327	2,151	32,731	(34,882)	28,327

Total liabilities and stockholders' equity	$54,873	$16,337	$292,839	$(52,540)	$311,509

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2003
(in millions)	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$48	$404	$(7,353)	$(6,901)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	13	47	758	818
Proceeds from prepayments and maturities	40	52	2,621	2,713
Purchases	—	(175)	(1,934)	(2,109)
Net cash paid for acquisitions	—	(600)	(163)	(763)
Net decrease in banking subsidiaries' loans resulting from collections and originations	—	—	1,402	1,402
Proceeds from sales (including participations) of banking subsidiaries' loans	—	—	599	599
Purchases (including participations) of loans by banking subsidiaries	—	—	(9,869)	(9,869)
Principal collected on nonbank entities' loans	3,682	2,977	145	6,804
Loans originated by nonbank entities	—	(4,105)	(176)	(4,281)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,224)	—	1,224	—
Capital notes and term loans made to subsidiaries	(1,891)	—	1,891	—
Principal collected on notes/loans made to subsidiaries	17	—	(17)	—
Net increase in investment in subsidiaries	(41)	—	41	—
Other, net	—	62	(3,828)	(3,766)

Net cash used by investing activities	(3,086)	(1,742)	(7,306)	(12,134)

Cash flows from financing activities:
Net increase in deposits	—	8	18,950	18,958
Net increase (decrease) in short-term borrowings	198	324	(772)	(250)
Proceeds from issuance of long-term debt	4,373	1,736	1,255	7,364
Repayment of long-term debt	(1,600)	(782)	(5,387)	(7,769)
Proceeds from issuance of common stock	137	—	—	137
Repurchase of common stock	(744)	—	—	(744)
Payment of cash dividends on preferred and common stock	(507)	—	—	(507)
Other, net	—	—	37	37

Net cash provided by financing activities	1,857	1,286	14,083	17,226

Net change in cash and due from banks	(1,181)	(52)	(576)	(1,809)
Cash and due from banks at beginning of quarter	3,160	295	14,365	17,820

Cash and due from banks at end of quarter	$1,979	$243	$13,789	$16,011

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2002
(in millions)	Parent	WFFI	Other consolidating subsidiaries/ eliminations	Consolidated Company

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(704)	$271	$5,599	$5,166

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	255	159	1,670	2,084
Proceeds from prepayments and maturities	30	28	2,118	2,176
Purchases	(24)	(249)	(2,777)	(3,050)
Net cash (paid for) acquired from acquisitions	(455)	(281)	183	(553)
Net increase in banking subsidiaries' loans resulting from collections and originations	—	—	(3,914)	(3,914)
Proceeds from sales (including participations) of banking subsidiaries' loans	—	—	355	355
Purchases (including participations) of loans by banking subsidiaries	—	—	(250)	(250)
Principal collected on nonbank entities' loans	—	2,697	146	2,843
Loans originated by nonbank entities	—	(3,070)	(105)	(3,175)
Net advances to nonbank entities	137	—	(137)	—
Principal collected on notes/loans made to subsidiaries	214	—	(214)	—
Net increase in investment in subsidiaries	(79)	—	79	—
Other, net	—	64	(1,229)	(1,165)

Net cash provided (used) by investing activities	78	(652)	(4,075)	(4,649)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	6	(2,019)	(2,013)
Net increase (decrease) in short-term borrowings	895	(10)	(6,146)	(5,261)
Proceeds from issuance of long-term debt	1,500	900	5,089	7,489
Repayment of long-term debt	(125)	(524)	(2,443)	(3,092)
Proceeds from issuance of guaranteed preferred beneficial interests in Company's subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	114	—	—	114
Repurchase of common stock	(131)	—	—	(131)
Payment of cash dividends on preferred and common stock	(445)	(25)	25	(445)
Other, net	—	—	(37)	(37)

Net cash provided (used) by financing activities	2,258	347	(5,531)	(2,926)

Net change in cash and due from banks	1,632	(34)	(4,007)	(2,409)
Cash and due from banks at beginning of quarter	2,910	255	13,803	16,968

Cash and due from banks at end of quarter	$4,542	$221	$9,796	$14,559

10.    Guarantees

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 describes the disclosures to be made by a guarantor about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        Significant guarantees that the Company provides to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

        The Company issues standby letters of credit on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $7.1 billion at March 31, 2003. Certain of these standby letters of credit back financial instruments and are considered financial guarantees. The Company had issued or purchased participations in these financial guarantees of approximately $3.6 billion at March 31, 2003. Substantially all fees received from the issuance of standby letters of credit are deferred and, at March 31, 2003, were immaterial to the Company's financial statements.

        The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to the Company's securities, securities lending, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company's obligations under these indemnification agreements depends entirely upon the occurrence of future events, the Company cannot estimate its potential future liability under these agreements.

        The Company enters into written options with its customers and to hedge the Company's servicing assets and mortgage loan commitments. These options are exercisable by the option holder based on favorable market conditions. Additionally, the Company enters into written floors and caps with its customers. Periodic settlements can occur with customers based on market conditions. At March 31, 2003, the gross carrying amount of the written options liability was $202 million and the written floors and caps liability was $252 million. Because the Company's ultimate obligation under written options, floors and caps is based on future market conditions, the Company is unable to estimate the amount of maximum exposure it has related to written options, floors and caps. As part of its risk management strategy, the Company purchases offsetting positions to minimize its obligations associated with its written options, floors and caps.

        The Company also enters into credit default swaps under which it buys protection from or sells protection to a counterparty in the event of default of a reference obligation. At March 31, 2003,

the gross carrying amount of the contracts sold was a $51 million liability. The maximum amount the Company would be required to pay under those swaps in which it sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.4 billion. The Company has bought protection of $2.3 billion of notional exposure. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which the Company is providing protection to a counterparty.

        In connection with certain brokerage, asset management and insurance agency acquisitions made by the Company, the terms of the acquisition agreement provide for deferred payments or additional consideration based on certain performance targets. At March 31, 2003, the amount of contingent consideration expected to be paid was not material to the Company's financial statements.

        The Company has entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. The Company will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of the Company's obligations under these contingent performance guarantees depends entirely upon future events, the Company cannot estimate its potential future liability under these agreements.

11.    Derivative Instruments and Hedging Activities

Fair Value Hedges

        The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. Changes in options valuations caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the overall evaluation of hedge effectiveness, but are still reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $348 million in the first quarter of 2003 and $275 million in the same period of 2002. Also, the Company recognized a net gain from ineffectiveness in these hedging relationships of $202 million in the first quarter of 2003 and $297 million in the first quarter of 2002. The gains were more than offset by higher valuation provision for impairment and amortization expense on mortgage servicing rights and other retained interests of $1,482 million in the first quarter of 2003 and $1,107 million in the first quarter of 2002. The total gains on the mortgage-related derivative contracts, amortization expense and valuation provision for impairment are included in mortgage banking noninterest income. (See Note 8 (Mortgage Banking Activities).)

        In the fourth quarter of 2002, the Company began using derivative contracts to hedge changes in fair value of its commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. The Company originates these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $6 million for the first quarter of 2003, recorded in mortgage banking noninterest income. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness.

        The Company also enters into interest rate swaps, designated as fair value hedges, to convert certain of its fixed-rate long-term debt to floating-rate debt. The ineffective portion of these fair value hedges was not material in the first quarter of 2003 and 2002.

        As of March 31, 2003, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

        The Company uses derivative contracts to convert commercial floating-rate loans to fixed rates and to hedge forecasted sales of its mortgage loans. The Company recognized a net loss of $38 million in the first quarter of 2003, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $108 million in the first quarter of 2002. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness, except for volatility and the passage of time related to options hedging commercial loans indexed to LIBOR. As of March 31, 2003, all designated cash flow hedges continued to qualify as cash flow hedges.

        At March 31, 2003, the Company expected that $43 million of deferred net losses on derivative instruments included in other comprehensive income will be reclassified to earnings during the next twelve months, compared with $191 million of deferred net gains at March 31, 2002. The change was primarily due to growth in mortgages held for sale and changes in interest rates, causing greater losses deferred to cumulative other comprehensive income at March 31, 2003.

These deferred losses will be reclassified to earnings in the period the gains on the hedged item affect earnings. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the same line item in which the hedged item's effect in earnings is recorded. The Company is hedging its exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments—Summary Information

        The following table summarizes the credit risk amount and estimated net fair value for the Company's derivative financial instruments.

	March 31, 2003		December 31, 2002
(in millions)	Credit risk amount (2)	Estimated net fair value	Credit risk amount (2)	Estimated net fair value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$2,795	$2,456	$3,438	$2,631
CUSTOMER ACCOMMODATIONS AND TRADING (1)
Interest rate contracts	3,190	259	3,343	31
Commodity contracts	45	(6)	28	4
Equity contracts	52	13	29	(20)
Foreign exchange contracts	272	41	271	30
Credit contracts	44	(13)	52	(11)

(1)
The Company anticipates that substantially all of the counterparties will perform in accordance with these contracts or the underlying financial instruments.

(2)
Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

	Quarter ended			% Change Mar. 31, 2003 from
(in millions, except per share amounts)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002	Dec. 31, 2002	Mar. 31, 2002

For the Period
Before effect of change in accounting principle (1)
Net income	$1,492	$1,466	$1,379	2%	8%
Diluted earnings per common share	.88	.86	.80	2	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.70%	1.71%	1.78%	(1)	(4)
Net income applicable to common stock to average common stockholders' equity (ROE)	19.77	19.34	20.01	2	(1)

After effect of change in accounting principle
Net income	$1,492	$1,466	$1,103	2	35
Diluted earnings per common share	.88	.86	.64	2	38

Profitability ratios (annualized)
ROA	1.70%	1.71%	1.42%	(1)	20
ROE	19.77	19.34	16.00	2	24

Efficiency ratio (2)	57.9	58.1	55.9	—	4

Total revenue	$6,509	$6,484	$5,956	—	9

Dividends declared per common share	.30	.28	.26	7	15

Average common shares outstanding	1,681.5	1,690.4	1,703.0	(1)	(1)
Diluted average common shares outstanding	1,694.1	1,704.0	1,718.9	(1)	(1)

Average loans	$199,194	$183,827	$172,128	8	16
Average assets	355,171	340,258	314,336	4	13
Average core deposits	196,802	194,850	177,646	1	11

Net interest margin	5.31%	5.44%	5.67%	(2)	(6)

At Period End
Securities available for sale	$26,168	$27,947	$40,085	(6)	(35)
Loans	205,954	196,634	178,447	5	15
Allowance for loan losses	3,887	3,862	3,842	1	1
Goodwill	9,799	9,753	9,733	—	1
Assets	369,669	349,259	311,509	6	19
Core deposits	203,185	198,234	181,659	2	12
Common stockholders' equity	30,723	30,297	28,276	1	9
Stockholders' equity	30,771	30,358	28,327	1	9
Tier 1 capital (3)	21,990	21,512	19,652	2	12
Total capital (3)	32,641	31,998	28,489	2	15

Capital ratios
Common stockholders' equity to assets	8.31%	8.67%	9.08%	(4)	(8)
Stockholders' equity to assets	8.32	8.69	9.09	(4)	(8)
Risk-based capital (3)
Tier 1 capital	7.34	7.60	7.68	(3)	(4)
Total capital	10.89	11.31	11.13	(4)	(2)
Tier 1 leverage (3)	6.43	6.58	6.50	(2)	(1)

Book value per common share	$18.34	$17.97	$16.55	2	11

Staff (active, full-time equivalent)	131,600	127,500	123,200	3	7

Common Stock Price
High	$49.13	$51.60	$50.75	(5)	(3)
Low	43.27	43.30	42.90	—	1
Period end	44.99	46.87	49.40	(4)	(9)

(1)
Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.

(2)
The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).

(3)
See the Regulatory and Agency Capital Requirements section for additional information.

This report, including the Financial Statements and related Notes and the information in response to Items 2, 3 and 4 of Form 10-Q, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to "Factors that May Affect Future Results" for a discussion of some of the factors that may cause results to differ.

OVERVIEW

        Wells Fargo & Company is a $370 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at March 31, 2003. In this Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

        Certain amounts in the Financial Review for prior quarters have been reclassified to conform with the current financial statement presentation.

        Net income for the first quarter of 2003 increased 8% to $1.49 billion, from $1.38 billion before the effect of an accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first quarter of 2002. On the same basis, diluted earnings per common share for the first quarter of 2003 were $.88, compared with $.80 for the first quarter of 2002, up 10%. On the same basis, return on average assets (ROA) and return on average common equity (ROE) for the first quarter of 2003 were 1.70% and 19.77%, respectively, compared with 1.78% and 20.01%, respectively, for the first quarter of 2002.

        Net income for the first quarter of 2003 was $1.49 billion, compared with $1.10 billion for the first quarter of 2002. Diluted earnings per common share for the first quarter of 2003 were $.88, compared with $.64 for the first quarter of 2002. ROA was 1.70% and ROE was 19.77% for the first quarter of 2003, compared with 1.42% and 16.00%, respectively, for the first quarter of 2002.

        Net interest income on a taxable-equivalent basis was $3.95 billion for the first quarter of 2003, compared with $3.68 billion for the first quarter of 2002, up 7%. The Company's net interest margin was 5.31% for the first quarter of 2003, compared with 5.67% for the first quarter of 2002.

        Noninterest income was $2.58 billion for the first quarter of 2003, compared with $2.30 billion for the first quarter of 2002.

        Revenue, the sum of net interest income and noninterest income, increased 9% to $6.51 billion in the first quarter of 2003 from $5.96 billion in the first quarter of 2002.

        Noninterest expense totaled $3.77 billion for the first quarter of 2003, compared with $3.33 billion for the first quarter of 2002, an increase of 13%.

        During the first quarter of 2003, net charge-offs were $425 million, or .87% of average total loans (annualized), compared with $487 million, or 1.15%, during the first quarter of 2002. The provision for loan losses was $425 million in the first quarter of 2003, compared with $490 million in the first quarter of 2002. The allowance for loan losses was $3.89 billion, or 1.89% of total loans, at March 31, 2003, compared with $3.86 billion, or 1.96%, at December 31, 2002 and $3.84 billion, or 2.15%, at March 31, 2002.

        At March 31, 2003, total nonaccrual loans were $1.56 billion, or .8% of total loans, compared with $1.49 billion, or .8%, at December 31, 2002 and $1.62 billion, or .9%, at March 31, 2002. Foreclosed assets were $200 million at March 31, 2003, compared with $201 million at December 31, 2002 and $187 million at March 31, 2002.

        The ratio of common stockholders' equity to total assets was 8.31% at March 31, 2003, compared with 8.67% at December 31, 2002 and 9.08% at March 31, 2002. The Company's total risk-based capital (RBC) ratio at March 31, 2003 was 10.89% and its Tier 1 RBC ratio was 7.34%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company's RBC ratios at March 31, 2002 were 11.13% and 7.68%, respectively. The Company's Tier 1 leverage ratios were 6.43% and 6.50% at March 31, 2003 and March 31, 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 46 for newly formed variable interest entities effective February 1, 2003, which did not have a material effect on the Company's financial statements. The Company will adopt the recognition and measurement provisions of FIN 46 for existing variable interest entities on July 1, 2003. The Company believes that it is reasonably possible that it could be a significant or majority variable interest holder in certain special-purpose entities formed to securitize high-yield corporate debt, commercial mortgage-backed and real estate investment trust securities. The Company does not expect that the adoption of FIN 46 will have a material effect on the Company's financial statements.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of FAS 149 will have a material effect on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. The Company, in consultation with the Audit and Examination Committee of the Board of Directors, has reviewed and approved these critical accounting policies, which are further described in "Financial Review—Critical Accounting Policies" and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company's 2002 Form 10-K.

EARNINGS PERFORMANCE

NET INTEREST INCOME

        Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis increased to $3.95 billion in first quarter 2003 from $3.68 billion in first quarter 2002, an increase of 7%. The increase was primarily due to strong growth in mortgages held for sale and loans. In addition, lower funding costs were also a significant factor, due in large part to lower rates on interest-bearing deposits and short- and long-term borrowings. These factors were partially offset by a decline in investment portfolio income following the sale and prepayment of mortgage-backed securities.

        Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.31% in first quarter 2003 from 5.67% in first quarter 2002. During the past several quarters, the Company has shortened the duration of its investment portfolio through sales and prepayments of long-term mortgage-backed securities. While this has had a modest adverse impact on net interest margin, it will provide flexibility to add securities in the event that interest rates rise and mortgages held for sale begin to decline.

        Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 33.

        Earning assets increased $38.9 billion due to increases in average loans and mortgages held for sale, offset by a decrease in debt securities available for sale. Loans averaged $199.2 billion in the first quarter of 2003, compared with $172.1 billion in the first quarter of 2002. Average mortgages held for sale increased to $58.4 billion from $37.1 billion due to increased originations, including refinancing activity. Debt securities available for sale averaged $26.1 billion during the first quarter of 2003 and $39.2 billion in the first quarter of 2002.

        An important contributor to the growth in net interest income and net interest margin was an 11% increase in core deposits, the Company's low-cost source of funding. Average core deposits were $196.8 billion and $177.6 billion and funded 55.4% and 56.5% of the Company's average total assets in the first quarter of 2003 and 2002, respectively. While savings certificates of deposit declined on average to $22.0 billion in first quarter 2003 from $25.7 billion in first quarter 2002, noninterest-bearing checking accounts and other core deposit categories increased on average from $151.9 billion in first quarter 2002 to $174.8 billion in first quarter 2003 reflecting a combination of growth in mortgage escrow deposits, resulting from higher origination volume, and growth in primary account relationships. Total average interest-bearing deposits increased to $152.1 billion in first quarter 2003 from $129.6 billion in the first quarter of 2002. For the same periods, total average noninterest-bearing deposits increased to $71.6 billion from $59.5 billion.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31,
	2003			2002
(in millions)	Average balance	Yields/ rates	Interest income/ expense	Average balance	Yields/ rates	Interest income/ expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$3,101	1.32%	$10	$2,391	1.88%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,294	5.31	16	2,044	5.85	29
Securities of U.S. states and political subdivisions	2,040	8.76	42	2,080	8.31	41
Mortgage-backed securities:
Federal agencies	17,709	7.82	321	29,146	7.09	504
Private collateralized mortgage obligations	2,025	7.27	35	2,692	6.91	46

Total mortgage-backed securities	19,734	7.76	356	31,838	7.08	550
Other debt securities (4)	3,013	7.56	56	3,198	7.69	58

Total debt securities available for sale (4)	26,081	7.69	470	39,160	7.13	678
Mortgages held for sale (3)	58,422	5.57	814	37,149	6.34	591
Loans held for sale (3)	7,002	3.88	67	5,084	5.51	69
Loans:
Commercial	47,007	6.26	727	46,667	7.04	810
Real estate 1-4 family first mortgage	41,713	5.33	554	26,629	6.46	430
Other real estate mortgage	25,385	5.68	357	25,286	6.40	400
Real estate construction	7,908	5.27	103	8,032	5.73	113
Consumer:
Real estate 1-4 family junior lien mortgage	32,076	6.99	553	24,449	7.95	481
Credit card	7,400	12.44	230	6,572	12.24	202
Other revolving credit and monthly payment	27,383	9.69	656	23,548	10.49	611

Total consumer	66,859	8.70	1,439	54,569	9.56	1,294
Lease financing	8,371	6.83	142	9,362	7.27	170
Foreign	1,951	18.60	91	1,583	19.76	78

Total loans (5)	199,194	6.92	3,413	172,128	7.73	3,295
Other	7,115	2.92	52	6,104	4.17	62

Total earning assets	$300,915	6.49	4,826	$262,016	7.26	4,706

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,406.36		2	$2,399.83		5
Market rate and other savings	100,816.75		187	90,091.95		211
Savings certificates	22,004	2.76	150	25,700	3.58	227
Other time deposits	20,531	1.36	69	4,691	2.04	24
Deposits in foreign offices	6,337	1.22	19	6,712	1.65	27

Total interest-bearing deposits	152,094	1.14	427	129,593	1.54	494
Short-term borrowings	31,473	1.22	95	41,627	1.69	174
Long-term debt	46,662	2.84	330	37,661	3.53	331
Guaranteed preferred beneficial interests in Company's subordinated debentures	2,885	3.83	27	2,460	4.52	27

Total interest-bearing liabilities	233,114	1.52	879	211,341	1.96	1,026
Portion of noninterest-bearing funding sources	67,801	—	—	50,675	—	—

Total funding sources	$300,915	1.18	879	$262,016	1.59	1,026

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.31%	$3,947		5.67%	$3,680

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,691			$14,559
Goodwill	9,789			9,732
Other	30,776			28,029

Total noninterest-earning assets	$54,256			$52,320

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$71,576			$59,456
Other liabilities	19,834			15,548
Preferred stockholders' equity	60			61
Common stockholders' equity	30,587			27,930
Noninterest-bearing funding sources used to fund earning assets	(67,801)			(50,675)

Net noninterest-bearing funding sources	$54,256			$52,320

TOTAL ASSETS	$355,171			$314,336

(1)
The average prime rate of the Company was 4.25% and 4.75% for the quarters ended March 31, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.33% and 1.91% for the same quarters, respectively.

(2)
Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)
Yields are based on amortized cost balances computed on a settlement date basis.

(4)
Includes certain preferred securities.

(5)
Nonaccrual loans and related income are included in their respective loan categories.

(6)
Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME

	Quarter ended March 31,
			% Change
(in millions)	2003	2002

Service charges on deposit accounts	$553	$505	10%
Trust and investment fees:
Asset management and custody fees	178	179	(1)
Mutual fund and commission fees	238	255	(7)
All other	6	5	20

Total trust and investment fees	422	439	(4)
Credit card fees	243	201	21
Other fees:
Cash network fees	42	48	(13)
Charges and fees on loans	180	133	35
All other	146	130	12

Total other fees	368	311	18
Mortgage banking:
Origination and other closing fees	276	220	25
Servicing fees, net of amortization and provision for impairment	(443)	(73)	507
Net gains on mortgage loan origination/sales activities	637	120	431
All other	91	92	(1)

Total mortgage banking	561	359	56
Insurance	266	263	1
Net gains on debt securities available for sale	18	37	(51)
Net losses from equity investments	(98)	(19)	416
Net (losses) gains on sales of loans	(1)	6	—
Net gains on dispositions of operations	27	3	800
All other	223	196	14

Total	$2,582	$2,301	12%

        Service charges on deposit accounts increased 10% due to growth in primary accounts and increased activity.

        Mutual funds and commission fees decreased 7% in first quarter 2003 predominantly due to a decrease in managed mutual fund balances. The Company managed mutual funds with $73 billion of assets at March 31, 2003, compared with $78 billion at March 31, 2002. The Company also administered corporate trust, personal trust, employee benefit trust and agency assets of approximately $416 billion and $434 billion at March 31, 2003 and 2002, respectively, and actively managed corporate trust, personal trust, employee benefit trust and agency assets of approximately $110 billion and $100 billion at March 31, 2003 and 2002, respectively.

        Credit card fees increased 21% predominantly due to an increase in credit card accounts and credit and debit card transaction volume.

        Mortgage banking noninterest income was $561 million in first quarter 2003, compared with $359 million in first quarter 2002. Origination and other closing fees increased to $276 million and net gains on mortgage loan origination/sales activities increased to $637 million in first quarter 2003 from first quarter 2002. A major portion of the increase was due to higher mortgage origination volume. Originations during the first quarter of 2003 grew to $103 billion from

$70 billion during the same period of 2002. Mortgages held for sale increased to $62.6 billion at March 31, 2003 from $51.2 billion at December 31, 2002 and $26.3 billion at March 31, 2002.

        Net servicing fees were a loss of $443 million and $73 million in first quarter 2003 and 2002, respectively, reflecting increased amortization and valuation provision for impairment of mortgage servicing rights (MSRs) offset by an increase in gross servicing fees due to portfolio growth and lower amortization relating to declining balances of other retained interests.

        At March 31, 2003, the Federal National Mortgage Association (FNMA) Current Coupon rate (i.e., the secondary market par mortgage yield for 30 year fixed-rate mortgages) was 4.97%, compared with 6.59% at March 31, 2002. Consequently, assumed prepayment speeds, an important element in determining the fair value of MSRs, increased in the first quarter of 2003 resulting in higher amortization and valuation provision for impairment of $803 million and $592 million, respectively, compared with $370 million and $342 million, respectively, in the first quarter of 2002.

        During first quarter 2003, the Company recognized a direct write-down of the mortgage servicing asset of $311 million. See "Financial Review—Critical Accounting Policies—Mortgage Servicing Rights Valuation" in the Company's 2002 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary. Key assumptions, including the sensitivity of those assumptions, used to determine the value of MSRs are disclosed in Notes 1 and 21 (Securitizations) to Financial Statements in the Company's 2002 Form 10-K.

        Net losses from equity investments during the first quarter of 2003 were $98 million, reflecting other-than-temporary impairment in the valuation of publicly-traded and private equity securities, compared with $19 million for the same period of 2002.

        The Company routinely reviews its investment portfolios for impairment. Such write-downs are based primarily on issuer-specific factors and results. General economic and market conditions, including those events occurring in the technology and telecommunications industries and adverse changes impacting the availability of venture capital financing are also taken into account. While the determination of impairment is based on all of the information available at the time of the assessment, new information or economic developments in the future could lead to additional impairment.

NONINTEREST EXPENSE

	Quarter ended March 31,
			% Change
(in millions)	2003	2002

Salaries	$1,141	$1,076	6%
Incentive compensation	447	357	25
Employee benefits	419	329	27
Equipment	269	236	14
Net occupancy	296	269	10
Net gains on dispositions of premises
and equipment	(4)	(2)	100
Outside professional services	112	99	13
Contract services	155	117	32
Outside data processing	98	84	17
Telecommunications	78	92	(15)
Travel and entertainment	85	75	13
Advertising and promotion	81	65	25
Postage	84	65	29
Stationery and supplies	54	57	(5)
Insurance	50	52	(4)
Operating losses	57	45	27
Security	42	40	5
Core deposit intangibles	37	41	(10)
All other	269	231	16

Total	$3,770	$3,328	13%

        The increase in salaries resulted from additional active, full-time equivalent team members. Incentive compensation increased predominantly due to commission expense resulting from higher mortgage origination volume. Employee benefits expense increased mostly due to higher pension and healthcare costs.

        The increases in advertising and promotion, contract services and postage were mostly due to the increase in mortgage origination volume.

OPERATING SEGMENT RESULTS

        Community Banking's net income was $1,055 million in the first quarter, compared with $977 million for the same period in 2002, an increase of 8%. Net interest income increased by $205 million, or 8%, compared with first quarter 2002. The increase was primarily due to growth in consumer loans, mortgages held for sale and deposits. The provision for loan losses decreased by $45 million from 2002 due to the improved credit environment. Noninterest income was up $259 million in first quarter 2003 compared with 2002, primarily due to increased mortgage related business as well as service charges, credit card fees and other fees. Noninterest expense increased by $380 million over 2002 primarily due to increased mortgage originations.

        Wholesale Banking's net income was $350 million in the first quarter of 2003, compared with $309 million before the effect of change in accounting principle in the first quarter of 2002. Net interest income decreased to $555 million from $570 million in the first quarter of 2002. Average outstanding loan balances were $49 billion in the first quarter of 2003, down 2% from $50 billion in the first quarter of 2002. Deposit balances grew to $21 billion in the first quarter of 2003 from $18 billion in the first quarter of 2002, an increase of 17%. Noninterest income increased to $716 million in 2003 from $657 million in 2002 due to higher income from asset-based lending, gains from commercial mortgage sales and securitizations, insurance and institutional brokerage. Noninterest expense was $684 million in the first quarter of 2003 and $660 million for the same period in 2002. The provision for loan losses decreased by $32 million to $53 million for the first quarter of 2003 compared with the first quarter of 2002.

        Wells Fargo Financial's net income was $102 million in the first quarter of 2003, compared with $84 million before the effect of change in accounting principle in the first quarter of 2002, an increase of 21%. Net interest income increased $82 million, or 19%, due to lower funding costs combined with growth in average loans. The provision for loan losses increased $12 million, or 9%, due to the growth in average loans.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

        The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	Mar. 31, 2003		Dec. 31, 2002		Mar. 31, 2002
(in millions)	Cost	Estimated fair value	Cost	Estimated fair value	Cost	Estimated fair value

Securities of U.S. Treasury and federal agencies	$1,138	$1,195	$1,315	$1,381	$1,856	$1,900
Securities of U.S. states and political subdivisions	2,192	2,330	2,232	2,382	2,391	2,454
Mortgage-backed securities:
Federal agencies	15,994	17,154	17,766	19,090	29,161	29,578
Private collateralized mortgage obligations (1)	2,205	2,297	1,775	1,880	2,817	2,824

Total mortgage-backed securities	18,199	19,451	19,541	20,970	31,978	32,402
Other	2,584	2,667	2,608	2,658	2,558	2,588

Total debt securities	24,113	25,643	25,696	27,391	38,783	39,344
Marketable equity securities	569	525	598	556	684	741

Total	$24,682	$26,168	$26,294	$27,947	$39,467	$40,085

(1)
Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

        The decrease in federal agencies mortgage-backed securities was predominantly due to the prepayment of mortgage-backed securities held and sales of certain longer-maturity securities subject to prepayment risk.

        The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Estimated unrealized gross gains	$1,672	$1,851	$1,020
Estimated unrealized gross losses	(186)	(198)	(402)

Estimated unrealized net gains	$1,486	$1,653	$618

        The following table provides the components of the realized net gains on the sales of securities from the securities available for sale portfolio, including those related to marketable equity securities.

	Quarter ended March 31,
(in millions)	2003	2002

Realized gross gains	$40	$177
Realized gross losses (1)	(27)	(136)

Realized net gains	$13	$41

(1)
Includes other-than-temporary impairment of $20 million and $50 million for the quarter ended March 31, 2003 and 2002, respectively.

        The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 2 months at March 31, 2003. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity.

        The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

(in billions)	Fair value	Net unrealized gain (loss)	Remaining maturity

At March 31, 2003	$19.5	$1.3	4 yrs., 7 mos.
At March 31, 2003, assuming a 200 basis point:
Increase in interest rates	17.5	(.7)	8 yrs., 9 mos.
Decrease in interest rates	19.9	1.7	1 yr., 8 mos.

LOAN PORTFOLIO

				% Change Mar. 31, 2003 from
(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002	Dec. 31, 2002	Mar. 31, 2002

Commercial (1)	$48,147	$47,292	$47,388	2%	2%
Real estate 1-4 family first mortgage	44,492	40,976	30,862	9	44
Other real estate mortgage (2)	25,629	25,312	25,555	1	—
Real estate construction	8,032	7,804	7,999	3	—
Consumer:
Real estate 1-4 family junior lien mortgage	33,175	31,290	25,350	6	31
Credit card	7,359	7,455	6,497	(1)	13
Other revolving credit and monthly payment	28,361	26,353	23,953	8	18

Total consumer	68,895	65,098	55,800	6	23
Lease financing	8,698	8,241	9,227	6	(6)
Foreign	2,061	1,911	1,616	8	28

Total loans (net of unearned income, including net deferred loan fees, of $4,276, $4,276 and $4,143)	$205,954	$196,634	$178,447	5%	15%

(1)
Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,888 million, $4,473 million and $3,975 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(2)
Includes agricultural loans that are secured by real estate of $1,113 million, $1,111 million and $1,255 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

        The table below presents comparative data for nonaccrual loans and other assets. A loan is placed on nonaccrual status (a) upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), (b) when the full timely collection of interest or principal becomes uncertain or (c) when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Management's classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes certain loans that are 90 days or more past due and still accruing that are presented in the table on page 42.

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Nonaccrual loans:
Commercial (1)	$836	$796	$804
Real estate 1-4 family first mortgage	216	214	225
Other real estate mortgage (2)	222	192	190
Real estate construction	72	93	163
Consumer:
Real estate 1-4 family junior lien mortgage	83	65	25
Other revolving credit and monthly payment	44	48	47

Total consumer	127	113	72
Lease financing	85	79	166
Foreign	5	5	3

Total nonaccrual loans (3)	1,563	1,492	1,623
As a percentage of total loans	.8%	.8%	.9%
Foreclosed assets	200	201	187
Real estate investments (4)	5	4	2

Total nonaccrual loans and other assets	$1,768	$1,697	$1,812

(1)
Includes commercial agricultural loans of $45 million, $48 million and $69 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(2)
Includes agricultural loans secured by real estate of $30 million, $30 million and $18 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(3)
Includes impaired loans of $671 million, $612 million and $742 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(4)
Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $23 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

        The Company generally identifies loans to be evaluated for impairment when such loans are over $1 million and on nonaccrual. However, not all nonaccrual loans are impaired. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. See Note 1 to Financial Statements in the Company's 2002 Form 10-K for further discussion of impaired loans.

        The table below shows the recorded investment in impaired loans and the method used to measure impairment for the periods presented:

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Impairment measurement based on:
Collateral value method	$319	$309	$368
Discounted cash flow method	352	303	374

Total (1)	$671	$612	$742

(1)
Includes $142 million, $201 million and $411 million of impaired loans with a related allowance of $20 million, $52 million and $54 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

        The average recorded investment in impaired loans was $645 million and $791 million during the first quarter of 2003 and 2002, respectively. Total interest income recognized on impaired loans was $3 million for both the first quarter of 2003 and 2002, which was predominantly recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt.

Loans 90 Days or More Past Due and Still Accruing

        The following table shows loans contractually past due 90 days or more as to interest or principal, but still accruing. All loans in this category are (a) both well-secured and in the process of collection or (b) real estate 1-4 family first mortgage loans or consumer loans that are exempt under regulatory rules from being classified as nonaccrual. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are excluded from the following table.

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Commercial	$47	$92	$46
Real estate 1-4 family first mortgage	57	56	75	(1)
Other real estate mortgage	7	7	25
Real estate construction	9	11	37
Consumer:
Real estate 1-4 family junior lien mortgage	65	67	74
Credit card	133	131	122
Other revolving credit and monthly payment	308	308	297

Total consumer	506	506	493

Total	$626	$672	$676

(1)
Prior period has been revised to exclude certain government guaranteed loans.

ALLOWANCE FOR LOAN LOSSES

	Quarter ended March 31,
(in millions)	2003	2002

Balance, beginning of period	$3,862	$3,761
Allowances related to business combinations/other	25	78
Provision for loan losses	425	490
Loan charge-offs:
Commercial	(153)	(194)
Real estate 1-4 family first mortgage	(9)	(7)
Other real estate mortgage	(2)	(10)
Real estate construction	(3)	(20)
Consumer:
Real estate 1-4 family junior lien mortgage	(22)	(12)
Credit card	(112)	(103)
Other revolving credit and monthly payment	(198)	(213)

Total consumer	(332)	(328)
Lease financing	(26)	(26)
Foreign	(20)	(20)

Total loan charge-offs	(545)	(605)

Loan recoveries:
Commercial	36	31
Real estate 1-4 family first mortgage	—	1
Other real estate mortgage	2	4
Real estate construction	5	2
Consumer:
Real estate 1-4 family junior lien mortgage	5	3
Credit card	12	11
Other revolving credit and monthly payment	51	56

Total consumer	68	70
Lease financing	6	7
Foreign	3	3

Total loan recoveries	120	118

Net loan charge-offs	(425)	(487)

Balance, end of period	$3,887	$3,842

Net loan charge-offs (annualized) as a percentage of average total loans	.87%	1.15%

Allowance as a percentage of total loans	1.89%	2.15%

        The Company considers the allowance for loan losses of $3.89 billion adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at March 31, 2003. The Company's determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) the Company's ongoing examination process and that of its regulators.

OTHER ASSETS

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Trading assets	$8,244	$10,167	$6,308
Accounts receivable	5,364	5,206	2,803
Nonmarketable equity investments:
Private equity investments	1,644	1,657	1,706
Federal bank stock	1,498	1,591	1,335
Affordable housing investments	794	775	556
All other	673	698	627

Total nonmarketable equity investments	4,609	4,721	4,224
Government National Mortgage Association (GNMA) pool buy-outs	2,454	2,336	2,931
Interest receivable	1,185	1,139	1,341
Core deposit intangibles	831	868	981
Interest-earning deposits	538	352	1,262
Foreclosed assets	200	201	187
Due from customers on acceptances	83	110	71
Other	9,586	6,697	7,252

Total other assets	$33,094	$31,797	$27,360

        Trading assets consist largely of securities, including corporate debt and U.S. government agency obligations, and fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $31 million and $45 million in the first quarter of 2003 and 2002, respectively. Noninterest income from trading assets of $141 million and $94 million in the first quarter of 2003 and 2002, respectively, is included in the "other" category of noninterest income.

        Net losses from nonmarketable equity investments were $96 million and $20 million for the first quarter of 2003 and 2002, respectively, and included other-than-temporary impairment of $113 million and $43 million for the same periods, respectively.

        GNMA pool buy-outs are advances made to GNMA mortgage pools that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). These advances are made to buy out delinquent loans under the Company's servicing agreements. The Company undertakes the collection and foreclosure process for the FHA and VA. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances.

DEPOSITS

        The following table shows comparative detail of deposits.

(in millions)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2002

Noninterest-bearing	$75,330	$74,094	$60,728
Interest-bearing checking	2,508	2,625	2,333
Market rate and other savings	103,596	99,183	93,073
Savings certificates	21,751	22,332	25,525

Core deposits	203,185	198,234	181,659
Other time deposits	24,958	9,228	5,764
Deposits in foreign offices	7,731	9,454	2,145

Total deposits	$235,874	$216,916	$189,568

        The increase in other time deposits was primarily due to an increase in certificates of deposit greater than $100,000 sold to institutional customers.

REGULATORY AND AGENCY CAPITAL REQUIREMENTS

        The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

	Actual		For capital adequacy purposes					To be well capitalized under the FDICIA prompt corrective action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$32.6	10.89%	≥	$24.0	≥	8.00%
Wells Fargo Bank, N.A.	19.1	11.46	≥	13.3	≥	8.00		≥	$16.6	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.6	12.29	≥	2.4	≥	8.00		≥	2.9	≥	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$22.0	7.34%	≥	$12.0	≥	4.00%
Wells Fargo Bank, N.A.	12.3	7.39	≥	6.7	≥	4.00		≥	$10.0	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.3	11.33	≥	1.2	≥	4.00		≥	1.8	≥	6.00
Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	$22.0	6.43%	≥	$13.7	≥	4.00	%(1)
Wells Fargo Bank, N.A.	12.3	6.72	≥	7.3	≥	4.00	(1)	≥	$9.1	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.3	6.25	≥	2.1	≥	4.00	(1)	≥	2.7	≥	5.00

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

        To remain a seller/servicer in good standing, the Company's mortgage banking affiliate must maintain specified levels of shareholders' equity as required by the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. The equity requirements are generally based on the size of the loan portfolio being serviced for each investor. At March 31, 2003, the equity requirements for these agencies ranged from $1 million to $179 million. The mortgage banking affiliate had agency capital levels in excess of these requirements.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

        As more fully described in Note 1 to Financial Statements in the Company's 2002 Form 10-K, the Company consolidates majority-owned subsidiaries. Affiliates in which there is at least 20 percent ownership are generally accounted for under the equity method of accounting and affiliates in which there is less than 20 percent ownership are generally carried at cost.

        In the ordinary course of business, the Company engages in financial transactions, in accordance with generally accepted accounting principles (GAAP), that are not recorded on the Company's balance sheet or may be recorded on the Company's balance sheet in amounts that are different than the full contract or notional amount of the transaction. Such transactions are structured to meet the financial needs of customers, manage the Company's credit, market or liquidity risks, diversify funding sources or optimize capital.

        Off-balance sheet arrangements include (1) securitization activities in the ordinary course of business, including mortgage loans and other financial assets (student loans, commercial mortgages and automobile receivables), (2) investment vehicles, typically in the form of collateralized debt obligations and (3) unconsolidated joint ventures, used to support origination activities of the Company's mortgage banking affiliate or formed with third parties for economies of scale.

        In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include (1) the acceptance of deposits, (2) the funding of operations through debt issuances, (3) leases for premises and equipment, (4) purchase obligations and (5) certain derivative instrument contracts.

        For additional information on off-balance sheet arrangements and other contractual obligations see Note 10 (Guarantees) to Financial Statements and "Financial Review—Overview—Recent Accounting Standards" in this report and "Financial Review—Off-Balance Sheet Arrangements and Other Contractual Obligations" in the Company's 2002 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

        Asset/liability management consists of the evaluation, monitoring, and management of the Company's interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. The Committee consists of senior financial and senior business executives. Each of the Company's principal business groups—Community Banking (including Mortgage Banking) and Wholesale Banking—have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

INTEREST RATE RISK

        Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see "Financial Review—Asset/Liability and Market Risk Management—Interest Rate Risk" in the Company's 2002 Form 10-K. The principal tool used to evaluate Company interest rate risk is a simulation of net income under various economic and interest rate scenarios.

        The Company assesses its interest rate risk by comparing its most likely earnings plan over a twelve-month period to various earnings simulations performed under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, earnings simulated assuming a gradual increase of 175 basis points in the federal funds rate, as well as earnings simulated assuming a gradual reduction of 75 basis points in the federal funds rate, were both within 1% of the Company's most likely earnings plan for 2003. Simulation estimates are highly dependent on and will change with the size and mix of the Company's actual and projected balance sheet at the time each simulation is done.

        The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2003 and December 31, 2002 are indicated in Note 11 to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) most of the Company's long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company's mortgage operation actively uses swaptions, futures, forwards and rate options to hedge the mortgage pipeline, funded mortgage loans and the mortgage servicing rights asset.

MORTGAGE BANKING INTEREST RATE RISK

        The Company originates, funds and services mortgage loans. These activities subject the Company to a number of risks, including credit, liquidity and interest rate risks. The Company manages credit and liquidity risk by selling or securitizing most of the loans it originates. Changes in interest rates, however, may have a potentially large impact on mortgage banking income in any calendar quarter and over time. The Company manages both the risk to net income over time from all sources as well as the risk to an immediate reduction in the fair value of its mortgage servicing rights. The Company relies on mortgage loans held on its balance sheet and derivative instruments to maintain these risks within Corporate ALCO parameters.

        At March 31, 2003, the Company had capitalized mortgage servicing rights of $4.2 billion. The value of its servicing rights portfolio is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the servicing rights relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans. The Company mitigates this risk in two ways. First, a significant portion of the mortgage servicing rights asset is hedged with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the mortgage servicing rights for any given change in long-term interest rates. Second, a portion of the potential reduction in the value of the mortgage servicing rights asset for a given decline in interest rates is offset by estimated increases in origination and servicing fees over a twelve month period from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the mortgage servicing rights and its impact on net income would be immediate whereas the additional fee income accrues over time. Under GAAP, impairment of the Company's servicing rights, due to a decrease in long-term rates or other reasons, is reflected as a charge to earnings. Net of impairment reserves, the capitalized mortgage servicing rights asset was valued at .84% of the total servicing portfolio at March 31, 2003, down from .92% of the servicing portfolio at December 31, 2002.

MARKET RISK—TRADING ACTIVITIES

        The Company incurs interest rate risk, foreign exchange risk, equity price risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The primary purpose of these businesses is to accommodate customers in the management of their market price risks. Additionally, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. Open, "at risk" positions for all trading business are monitored by Corporate ALCO.

MARKET RISK—EQUITY MARKETS

        Equity markets impact the Company in both direct and indirect ways. For more information, see "Financial Review—Asset/Liability and Market Risk Management—Market Risk—Equity Markets" in the Company's 2002 Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company's management or its Board of Directors. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. At March 31, 2003, private equity investments totaled $1,644 million, compared with $1,657 million at December 31, 2002.

        The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company's venture capital activities. These securities are managed within capital risk limits approved by management. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. At March 31, 2003, the fair value of marketable equity securities was $525 million and cost was $569 million, compared with $556 million and $598 million, respectively, at December 31, 2002.

LIQUIDITY AND FUNDING

        The objective of effective liquidity management is to ensure that the Company can efficiently meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. To ensure that the Parent is a source of strength for its regulated, deposit-taking subsidiary banks, the Company sets liquidity management guidelines for both the consolidated and Parent balance sheets.

        In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the debt securities in the securities available for sale portfolio. Asset liquidity is further enhanced by the Company's ability to sell or securitize loans in secondary markets.

        Customer core deposits have historically provided the Company with a sizeable source of relatively stable and low-cost funds.

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

        Parent.    The Parent has registered with the Securities and Exchange Commission (SEC) to issue a variety of securities, including senior and subordinated notes and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements. In March 2003, the Parent registered for issuance an additional $15.3 billion in senior and subordinated notes and preferred and common securities. During the first quarter of 2003, the Parent issued a total of $4.4 billion of senior notes, leaving unused issuance capacity of $18.0 billion at March 31, 2003. The Company used the proceeds from securities issued in the first quarter of 2003 for general corporate purposes and expects that it will use the proceeds from the future issuance of any securities for general corporate purposes as well. The Parent also issues commercial paper and has two back-up credit facilities amounting to $2 billion.

        On April 15, 2003, the Company issued $3 billion of convertible senior debentures as a private placement. If the price per share of the Company's common stock exceeds $120.00 per share, or approximately 150% above the closing stock price of $47.45 on April 8, 2003, the holders will have the right to convert the convertible debt securities to common stock at an initial conversion price of $100.00 per share. While the Company has the ability to settle the entire amount of the conversion rights granted in this convertible debt offering in cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock. The Company can also redeem all or some of the convertible debt securities for cash at any time on or after May 5, 2008, at their principal amount plus accrued interest, if any.

        Bank Note Program.    In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. This program updates and supercedes the bank note program established in February 2001. Securities are issued under this program as private placements in accordance with OCC regulations. During the first quarter of 2003, Wells Fargo Bank, N.A. issued $4.4 billion in senior long-term notes. At March 31, 2003, the remaining issuance authority under the long-term portion was $19.9 billion.

        Wells Fargo Financial.    During the first quarter of 2003, Wells Fargo Financial Canada Corporation, a wholly owned Canadian subsidiary of Wells Fargo Financial, Inc., issued $200 million (Canadian) in senior notes, leaving at March 31, 2003 a total of $750 million (Canadian) available for issuance.

CAPITAL MANAGEMENT

        The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when costs are perceived to be low.

        The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During the first quarter of 2003, the Company's consolidated assets increased by $20 billion, or 6%. During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of the Company's outstanding common stock. During the first quarter of 2003, the Company repurchased approximately 16 million shares of its common stock for a total of $744 million. At March 31, 2003 the total remaining common stock repurchase authority was approximately 41 million shares. In January 2003, the Board of Directors approved an increase in the Company's quarterly common stock dividend to 30 cents per share from 28 cents per share, representing a 7% increase in the quarterly dividend rate.

        The Company's potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust preferred securities. In the first quarter of 2003, net income was $1.5 billion and retained earnings increased by $955 million, after payment of $506 million in common stock dividends. In the first quarter of 2003, the Company issued a total of $227 million in common stock for various employee stock plans, which included $81 million related to the conversion of preferred stock to common stock under the Employee Stock Ownership Plan.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

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

        In this report, for example, we make forward-looking statements discussing our expectations about:

  •
  future credit losses and non-performing assets;

  •
  the future value of mortgage servicing rights;

  •
  the future value of equity securities, including those in our venture capital portfolios;

  •
  the impact of new accounting standards; and

  •
  future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital.

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

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, "Balance Sheet Analysis"). Factors relating to the regulation and supervision of the Company are described in our 2002 Form 10-K. Any factor described in this report or in our 2002 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our 2002 Form 10-K that could cause results to differ from our expectations.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

        Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company's loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

        Geopolitical conditions can also impact our earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts including the aftermath of the war with Iraq, could impact business and economic conditions in the U.S. and abroad. The terrorist attacks in 2001, for example, caused an immediate decrease in demand for air travel, which adversely affected not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism.

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

        We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a "financial holding company," which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

        The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to the "Regulation and Supervision" section and to Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements in the Company's 2002 Form 10-K.

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

        The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company's common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company's right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. For more information, refer to "Regulation and Supervision—Dividend Restrictions" and "—Holding Company Structure" in the Company's 2002 Form 10-K.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 to Financial Statements in the Company's 2002 Form 10-K describes our significant accounting policies.

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

        Merchant Banking.    Our merchant banking activities include venture capital investments, which have a much greater risk of capital losses than our traditional banking activities. Also, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report "Balance Sheet Analysis—Securities Available for Sale."

        Mortgage Banking.    The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. Although the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. In addition, although the Company uses derivative instruments to hedge the value of its servicing portfolio, the hedges do not cover the full value of the portfolio and the Company can provide no assurances that the hedges will be effective to offset significant decreases in the value of the portfolio. For more information, see "Financial Review—Critical Accounting Policies—Mortgage Servicing Rights Valuation and Risk Management—Asset /Liability and Market Risk Management" in the Company's 2002 Form 10-K.

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

        Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense. We may not be able to hire people or to keep them.

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

  •
  changes in government regulations; and

  •
  geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

3(h)	Certificate of Designations for the Company's 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 14, 1997
(i)	Certificate of Designations for the Company's 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated April 20, 1998
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
(p)
Certificate of Designations for the Company's 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 15, 2003
(q)
Certificate Eliminating the Certificate of Designations for the Company's ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 15, 2003
(r)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(r)
(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.
99(a)
Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.50 and 3.00 for the quarters ended March 31, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.64 and 4.71 for the quarters ended March 31, 2003 and 2002, respectively.
(b)
Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.49 and 2.99 for the quarters ended March 31, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.62 and 4.70 for the quarters ended March 31, 2003 and 2002, respectively.
(c)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to 18 U.S.C. § 1350, filed herewith
(d)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to 18 U.S.C. § 1350, filed herewith
(e)	Description of Wells Fargo & Company common stock

  (b)
  The Company filed the following reports on Form 8-K during the first quarter of 2003:

  (1)
  January 21, 2003, under Item 5, regarding the Company's financial results for the quarter and year ended December 31, 2002

  (2)
  March 5, 2003, under Item 7, filing the Form of the Note related to the Company's issuance of its Basket Linked Notes due April 15, 2009

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2003	WELLS FARGO & COMPANY
	By:	RICHARD D. LEVY Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)

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

Date: May 8, 2003
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

Date: May 8, 2003
HOWARD I. ATKINS Howard I. Atkins Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
FINANCIAL REVIEW
AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)
PART II—OTHER INFORMATION
SIGNATURE
CERTIFICATIONS