Form 10-Q
period 2003-06-30
WELLS FARGO & CO/MN
filed 2003-08-08
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-2979

WELLS FARGO & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	41-0449260
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-800-411-4932

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☑        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2003
1,679,532,244
Common stock, $1-2/3 par value

PART I — FINANCIAL INFORMATION
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
SUMMARY FINANCIAL DATA
OVERVIEW
CRITICAL ACCOUNTING POLICIES
EARNINGS PERFORMANCE
NET INTEREST INCOME
NONINTEREST INCOME
NONINTEREST EXPENSE
OPERATING SEGMENT RESULTS
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
LOAN PORTFOLIO
NONACCRUAL LOANS AND OTHER ASSETS
Loans 90 Days or More Past Due and Still Accruing
ALLOWANCE FOR LOAN LOSSES
OTHER ASSETS
DEPOSITS
REGULATORY AND AGENCY CAPITAL REQUIREMENTS
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
ASSET/LIABILITY AND MARKET RISK MANAGEMENT
CAPITAL MANAGEMENT
FACTORS THAT MAY AFFECT FUTURE RESULTS
CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
INTERNAL CONTROL OVER FINANCIAL REPORTING
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit 10.1(a)
Exhibit 10.2(b)
Exhibit 31.1(a)
Exhibit 31.2(b)
Exhibit 32.1(a)
Exhibit 32.2(b)
Exhibit 99.1(a)
Exhibit 99.2(b)

FORM 10-Q

PART I	Financial Information	Page
Item 1.	Financial Statements
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	31
	Overview	32
	Critical Accounting Policies	34
	Earnings Performance	34
	Net Interest Income	34
	Noninterest Income	38
	Noninterest Expense	40
	Operating Segment Results	41
	Balance Sheet Analysis	42
	Securities Available for Sale	42
	Loan Portfolio	44
	Nonaccrual Loans and Other Assets	45
	Loans 90 Days Past Due and Still Accruing	46
	Allowance for Loan Losses	47
	Other Assets	48
	Deposits	49
	Regulatory and Agency Capital Requirements	49
	Off-Balance Sheet Arrangements and Contractual Obligations	50
	Asset/Liability and Market Risk Management	50
	Capital Management	54
	Factors that May Affect Future Results	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures
	Disclosure Controls and Procedures	61
	Internal Control Over Financial Reporting	61

PART II	Other Information
Item 2.	Changes in Securities and Use of Proceeds	62

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 6.	Exhibits and Reports on Form 8-K	65

Signature		68

PART I — FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30	,

(in millions, except per share amounts)	2003	2002		2003	2002

INTEREST INCOME
Securities available for sale	$435	$656		$888	$1,312
Mortgages held for sale	864	440		1,678	1,031
Loans held for sale	67	73		134	142
Loans	3,482	3,379		6,892	6,671
Other interest income	80	79		141	151

Total interest income	4,928	4,627		9,733	9,307

INTEREST EXPENSE
Deposits	425	483		852	977
Short-term borrowings	87	131		182	305
Long-term debt	341	344		671	674
Guaranteed preferred beneficial interests in Company’s subordinated debentures	29	30		56	58

Total interest expense	882	988		1,761	2,014

NET INTEREST INCOME	4,046	3,639		7,972	7,293
Provision for loan losses	424	410		849	900

Net interest income after provision for loan losses	3,622	3,229		7,123	6,393

NONINTEREST INCOME
Service charges on deposit accounts	587	547		1,140	1,052
Trust and investment fees	470	472		929	934
Credit card fees	257	223		501	424
Other fees	373	326		739	637
Mortgage banking	543	412		1,104	772
Insurance	289	269		556	532
Net gains on debt securities available for sale	20	45		38	81
Net losses from equity investments	(47)	(58)		(145)	(78)
Other	217	142		429	325

Total noninterest income	2,709	2,378		5,291	4,679

NONINTEREST EXPENSE
Salaries	1,155	1,106		2,296	2,182
Incentive compensation	503	362		950	719
Employee benefits	350	364		769	693
Equipment	305	228		573	464
Net occupancy	288	274		585	543
Net losses on dispositions of premises and equipment	10	29		6	27
Other	1,369	1,042		2,570	2,104

Total noninterest expense	3,980	3,405		7,749	6,732

INCOME BEFORE INCOME TAX EXPENSE
AND EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	2,351	2,202		4,665	4,340
Income tax expense	826	782		1,648	1,541

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,525	1,420		3,017	2,799
Cumulative effect of change in accounting principle	—	—		—	(276)

NET INCOME	$1,525	$1,420		$3,017	$2,523

NET INCOME APPLICABLE TO COMMON STOCK	$1,524	$1,419		$3,015	$2,521

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.91	$.83		$1.80	$1.64

Diluted earnings per common share	$.90	$.82		$1.78	$1.62

EARNINGS PER COMMON SHARE
Earnings per common share	$.91	$.83		$1.80	$1.48

Diluted earnings per common share	$.90	$.82		$1.78	$1.46

DIVIDENDS DECLARED PER COMMON SHARE	$.30	$.28		$.60	$.54

Average common shares outstanding	1,675.7	1,710.4		1,678.5	1,706.7

Diluted average common shares outstanding	1,690.6	1,730.8		1,692.1	1,725.1

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2003	2002	2002

ASSETS
Cash and due from banks	$16,045	$17,820	$14,701
Federal funds sold and securities purchased under resale agreements	2,768	3,174	3,741
Securities available for sale	24,625	27,947	37,132
Mortgages held for sale	58,716	51,154	24,685
Loans held for sale	7,009	6,665	5,165

Loans	215,392	196,634	185,001
Allowance for loan losses	3,894	3,862	3,883

Net loans	211,498	192,772	181,118

Mortgage servicing rights, net	3,821	4,489	5,956
Premises and equipment, net	3,604	3,688	3,638
Goodwill	9,803	9,753	9,724
Other assets	31,756	31,797	28,942

Total assets	$369,645	$349,259	$314,802

LIABILITIES
Noninterest-bearing deposits	$80,943	$74,094	$61,499
Interest-bearing deposits	149,941	142,822	131,712

Total deposits	230,884	216,916	193,211
Short-term borrowings	23,883	33,446	30,107
Accrued expenses and other liabilities	20,705	18,334	17,159
Long-term debt	58,513	47,320	41,913
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,385	2,885	2,885

Total liabilities	337,370	318,901	285,275

STOCKHOLDERS’ EQUITY
Preferred stock	375	251	341
Unearned ESOP shares	(323)	(190)	(287)

Total preferred stock	52	61	54
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,536	9,498	9,488
Retained earnings	21,320	19,394	17,530
Cumulative other comprehensive income	1,185	976	919
Treasury stock - 57,992,372 shares, 50,474,518 shares and 26,756,638 shares	(2,712)	(2,465)	(1,358)

Total stockholders’ equity	32,275	30,358	29,527

Total liabilities and stockholders’ equity	$369,645	$349,259	$314,802

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

								Cumulative
			Unearned		Additional			other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	stock	income	equity

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income:
Net income						2,523			2,523
Other comprehensive income, net of tax:
Translation adjustments								4	4
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $45 million of net gains included in net income								265	265
Net unrealized gains on derivatives and hedging activities, net of reclassification of $112 million of net losses on cash flow hedges included in net income								(102)	(102)

Total comprehensive income									2,690
Common stock issued	8,439,025				28	(73)	366		321
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	8,649,792						(426)		(426)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			122		(8)				114
Preferred stock (115,420) converted to common shares	2,322,964	(115)			11		104		—
Preferred stock dividends						(2)			(2)
Common stock dividends						(923)			(923)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							4		4

Net change		123	(133)	—	52	1,525	579	167	2,313

BALANCE JUNE 30, 2002		$341	$(287)	$2,894	$9,488	$17,530	$(1,358)	$919	$29,527

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,394	$(2,465)	$976	$30,358

Comprehensive income:
Net income						3,017			3,017
Other comprehensive income, net of tax:
Translation adjustments								20	20
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $6 million of net gains included in net income								2	2
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net losses on cash flow hedges included in net income								187	187

Total comprehensive income									3,226
Common stock issued	9,502,120				26	(80)	442		388
Common stock issued for acquisitions	123,188						6		6
Common stock repurchased	20,032,901						(922)		(922)
Preferred stock (260,200) issued to ESOP		260	(279)		19				--
Preferred stock released to ESOP			146		(9)				137
Preferred stock (135,878) converted to common shares	2,889,739	(136)			2		134		--
Preferred stock dividends						(2)			(2)
Common stock dividends						(1,009)			(1,009)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							93		93

Net change		124	(133)	—	38	1,926	(247)	209	1,917

BALANCE JUNE 30, 2003		$375	$(323)	$2,894	$9,536	$21,320	$(2,712)	$1,185	$32,275

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,

(in millions)	2003	2002

Cash flows from operating activities:
Net income	$3,017	$2,523
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	849	900
Depreciation and amortization	2,233	1,681
Net gains on securities available for sale	(9)	(75)
Net gains of mortgage loan originations / sales activities	(1,468)	(292)
Net gains on sales of loans	(5)	(8)
Net losses on dispositions of premises and equipment	6	27
Net gains on dispositions of operations	(27)	(3)
Release of preferred shares to ESOP	137	114
Net increase in trading assets	(1,114)	(566)
Deferred income tax (benefit) expense	(288)	149
Net decrease (increase) in accrued interest receivable	15	(50)
Net (decrease) increase in accrued interest payable	(21)	41
Originations of mortgages held for sale	(205,330)	(111,945)
Proceeds from sales of mortgages held for sale	199,519	117,958
Principal collected on mortgages held for sale	1,737	553
Net increase in loans held for sale	(344)	(420)
Other assets, net	(4,306)	(3,156)
Other accrued expenses and liabilities, net	2,278	446

Net cash (used) provided by operating activities	(3,121)	7,877

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	1,453	10,485
Proceeds from prepayments and maturities	5,863	4,200
Purchases	(4,157)	(9,825)
Net cash paid for acquisitions	(768)	(532)
Net increase in banking subsidiaries’ loans resulting from originations and collections	(4,132)	(7,500)
Proceeds from sales (including participations) of loans by banking subsidiaries	764	641
Purchases (including participations) of loans by banking subsidiaries	(12,461)	(1,341)
Principal collected on nonbank entities’ loans	10,112	5,563
Loans originated by nonbank entities	(9,460)	(6,885)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	34
Proceeds from sales of foreclosed assets	135	269
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	406	(1,045)
Net increase in mortgage servicing rights	(695)	(358)
Other, net	3,455	(1,435)

Net cash used by investing activities	(13,137)	(7,729)

Cash flows from financing activities:
Net increase in deposits	13,968	1,345
Net decrease in short-term borrowings	(9,563)	(8,562)
Proceeds from issuance of long-term debt	19,885	11,164
Repayment of long-term debt	(9,445)	(5,673)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	500	450
Proceeds from issuance of common stock	350	269
Repurchase of common stock	(922)	(426)
Payment of cash dividends on preferred and common stock	(1,011)	(925)
Other, net	721	(57)

Net cash provided (used) by financing activities	14,483	(2,415)

Net change in cash and due from banks	(1,775)	(2,267)

Cash and due from banks at beginning of period	17,820	16,968

Cash and due from banks at end of period	$16,045	$14,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,740	$2,055
Income taxes	1,790	943
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$242	$291
Net transfers from mortgages held for sale to loans	179	172

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

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and prevailing practices in the financial services industry. Preparing the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K (2002 Form 10-K).

Descriptions of the significant accounting policies of the Company are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K. There have been no significant changes to these policies, except as noted below.

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Parent, and its majority-owned subsidiaries, which are consolidated on a line-by-line basis. Significant intercompany accounts and transactions are eliminated in consolidation. Other affiliates in which there is at least 20% ownership are generally accounted for by the equity method; those in which there is less than 20% ownership are generally carried at cost, except for marketable equity securities, which are carried at fair value with changes in fair value included in other comprehensive income, and certain variable interest entities as described below. Assets that are accounted for by either the equity or cost method are included in other assets.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the rules of consolidation for certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are referred to as variable interest entities (VIEs). An enterprise’s variable interest in a variable interest entity arises from either contractual, ownership, or other monetary interests in the entity, which change with the entity’s net asset value changes. Effective for VIEs formed after January 31, 2003, and effective for all existing VIEs on July 1, 2003, the Company must consolidate a VIE if it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Stock-based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note 14 (Common Stock and Stock Plans) to Financial Statements in the Company’s 2002 Form 10-K. As permitted by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. Pro forma net income and earnings per common share information is provided as if the Company accounted for its employee stock option plans under the fair value method of FAS 123.

		Quarter ended June 30		,	Six months ended June 30		,

(in millions, except per share amounts)		2003	2002		2003	2002

Net income, as reported		$1,525	$1,420		$3,017	$2,523
Add:	Stock-based employee compensation expense included in reported net income, net of tax	1	1		1	2
Less:	Total stock-based employee compensation expense under the fair value method for all awards, net of tax	57	51		103	96

Net income, pro forma		$1,469	$1,370		$2,915	$2,429

Earnings per common share
As reported		$.91	$.83		$1.80	$1.48
Pro forma		.88	.80		1.74	1.42
Diluted earnings per common share
As reported		$.90	$.82		$1.78	$1.46
Pro forma		.87	.79		1.72	1.40

2. Business Combinations

The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the six months ended June 30, 2003 include:

(in millions)	Date	Assets

Certain assets of Towle Financial Services/Midwest, Inc., Minneapolis, Minnesota	January 1	$5
Certain assets of Wraith, Scarlett & Randolph Insurance Services, Inc., Woodland, California	January 1	1
Pate Insurance Agency, Homer, Alaska	January 1	1
Certain assets of Montgomery Asset Management, LLC, San Francisco, California	January 18	36
Certain assets of Telmark, LLC, Syracuse, New York	February 28	660
Certain assets of S.N. Potter Insurance Agency, Inc., Stockton, California	June 1	2

		$705

The Company had two pending business combinations as of June 30, 2003, with approximately $3.2 billion in total assets, including the pending acquisition of Pacific Northwest Bancorp, with approximately $3.1 billion in assets. The primary operating subsidiary of Pacific Northwest Bancorp, Pacific Northwest Bank, has locations in Washington and Oregon.

Pending certain shareholder and regulatory approval, the transactions are expected to be completed during third quarter 2003.

3. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets are presented in the following table:

	June 30, 2003		June 30, 2002

	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$12,970	$6,595	$11,497	$3,632
Core deposit intangibles	2,415	1,620	2,415	1,471
Other	385	268	363	240

Total amortized intangible assets	$15,770	$8,483	$14,275	$5,343

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $2,554 million at June 30, 2003 and $1,909 million at June 30, 2002. The carrying value of mortgage servicing rights was $3,821 million at June 30, 2003 and $5,956 million at June 30, 2002. See Note 9 (Mortgage Banking Activities) for further information.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Six months ended June 30, 2003 (actual)	$1,729	$72	$16	$1,817

Six months ended December 31, 2003 (estimate)	$1,477	$69	$12	$1,558

Estimate for year ended December 31,
2004	2,120	131	22	2,273
2005	1,225	120	17	1,362
2006	675	108	13	796
2007	380	99	12	491
2008	216	91	11	318

The projections of amortization expense shown above for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

4. Goodwill

The following table summarizes changes in the carrying amount of goodwill as allocated to the Company’s operating segments for the purpose of goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

Balance December 31, 2001	$6,139	$2,781	$607	$9,527
Goodwill from business combinations	600	21	8	629
Transitional goodwill impairment charge	—	(133)	(271)	(404)
Goodwill written off related to divestitures of businesses	(28)	—	—	(28)

Balance June 30, 2002	$6,711	$2,669	$344	$9,724

Balance December 31, 2002	$6,743	$2,667	$343	$9,753
Goodwill from business combinations	3	42	—	45
Foreign currency translation adjustments	—	—	5	5

Balance June 30, 2003	$6,746	$2,709	$348	$9,803

Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company’s operating segments for management reporting discussed in Note 8 (Operating Segments). The balance of goodwill for management reporting is summarized below:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

June 30, 2002	$2,864	$719	$344	$5,797	$9,724

June 30, 2003	$2,899	$759	$348	$5,797	$9,803

5. Preferred Stock

The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company’s preferred stock. A detailed description of the Company’s preferred stock is provided in Note 13 (Preferred Stock) to Financial Statements included in the Company’s 2002 Form 10-K.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
													dividends rate
	June 30	,	Dec. 31	,	June 30	,	June 30	,	Dec. 31	,	June 30	,
	2003		2002		2002		2003		2002		2002		Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000		1,460,000		1,460,000		$73		$73		$73		5.50%	10.50%

2003 ESOP Cumulative Convertible (2)	130,910		—		—		131		—		—		8.50	9.50

2002 ESOP Cumulative Convertible (2)	59,741		64,049		128,804		60		64		129		10.50	11.50

2001 ESOP Cumulative Convertible (2)	45,106		46,126		57,826		45		46		58		10.50	11.50

2000 ESOP Cumulative Convertible (2)	34,092		34,742		39,242		34		35		39		11.50	12.50

1999 ESOP Cumulative Convertible (2)	12,932		13,222		15,222		13		13		15		10.30	11.30

1998 ESOP Cumulative Convertible (2)	4,985		5,095		5,945		5		5		6		10.75	11.75

1997 ESOP Cumulative Convertible (2)	5,781		5,876		7,376		6		6		7		9.50	10.50

1996 ESOP Cumulative Convertible (2)	5,327		5,407		7,407		5		6		8		8.50	9.50

1995 ESOP Cumulative Convertible (2)	3,008		3,043		5,243		3		3		5		10.00	10.00

ESOP Cumulative Convertible (2)	—		—		802		—		—		1		9.00	9.00

Unearned ESOP shares (3)	—		—		—		(323)		(190)		(287)		—	—

Total	1,761,882		1,637,560		1,727,867		$52		$61		$54

(1)	Liquidation preference $50.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

6. Earnings Per Common Share

The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter			Six months
	ended June 30		,	ended June 30	,

(in millions, except per share amounts)	2003	2002		2003	2002

Net income before effect of change in accounting principle	$1,525	$1,420		$3,017	$2,799
Less: Preferred stock dividends	1	1		2	2

Net income applicable to common stock before effect of change in accounting principle (numerator)	1,524	1,419		3,015	2,797
Cumulative effect of change in accounting principle (numerator)	—	—		—	(276)

Net income applicable to common stock (numerator)	$1,524	$1,419		$3,015	$2,521

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,675.7	1,710.4		1,678.5	1,706.7

Per share before effect of change in accounting principle	$.91	$.83		$1.80	$1.64
Per share effect of change in accounting principle	—	—		—	(.16)

Per share	$.91	$.83		$1.80	$1.48

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,675.7	1,710.4		1,678.5	1,706.7
Add: Stock options	14.4	20.1		13.1	18.0
Restricted share rights	.5	.3		.5	.4

Diluted average common shares outstanding (denominator)	1,690.6	1,730.8		1,692.1	1,725.1

Per share before effect of change in accounting principle	$.90	$.82		$1.78	$1.62
Per share effect of change in accounting principle	—	—		—	(.16)

Per share	$.90	$.82		$1.78	$1.46

At June 30, 2003 and 2002, options to purchase 35.5 million and 37.2 million shares, respectively, were outstanding but not included in the computation of earnings per share. The exercise price was higher than the market price, and the options were therefore antidilutive.

7.     Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures

In February 2002, the Company formed Wells Fargo Capital VII (the Trust), to issue trust preferred securities. On May 5, 2003, the Trust issued to the public $500 million in trust preferred securities in the form of its 5.85% Capital Securities and issued to the Company $15 million of trust common securities. The Trust used the proceeds to purchase $515 million of the Company’s 5.85% junior subordinated debentures due May 1, 2033 (the Debentures). The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. Concurrent with the issuance of the Debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust preferred securities for the benefit of the holders.

The Company treats the trust preferred securities as Tier 1 capital. The Debentures, the common securities issued by the Trust, and the related income effects are eliminated within the Company’s consolidated financial statements. The Company’s obligations under the Debentures, the related indenture, the trust agreement relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the trust preferred securities.

The stated maturity date of the Debentures is May 1, 2033. In addition, the Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after May 2, 2008 or in whole, but not in part, within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trust or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trust being treated as an investment company. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trust will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

8. Operating Segments

The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. The Company’s operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated for comparability.

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

The following table provides the results for the Company’s three major operating segments.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Reconciliation		Consolidated
average balances in billions)	Banking		Banking		Financial		column (2)		Company

Quarter ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (1)	$2,938	$2,621	$560	$569	$550	$452	$(2)	$(3)	$4,046	$3,639
Provision for loan losses	230	192	46	73	148	145	—	—	424	410
Noninterest income	1,938	1,661	656	632	95	87	20	(2)	2,709	2,378
Noninterest expense	3,022	2,542	636	589	321	272	1	2	3,980	3,405

Income (loss) before income tax expense (benefit)	1,624	1,548	534	539	176	122	17	(7)	2,351	2,202
Income tax expense (benefit)	565	545	189	193	66	47	6	(3)	826	782

Net income (loss)	$1,059	$1,003	$345	$346	$110	$75	$11	$(4)	$1,525	$1,420

Average loans	$140	$114	$50	$50	$19	$15	$—	$—	$209	$179
Average assets	270	218	78	70	21	17	6	6	375	311
Average core deposits	184	162	21	17	—	—	—	—	205	179

Six months ended June 30,

Net interest income (1)	$5,793	$5,272	$1,111	$1,135	$1,073	$893	$(5)	$(7)	$7,972	$7,293
Provision for loan losses	460	468	100	158	289	274	—	—	849	900
Noninterest income	3,795	3,269	1,309	1,216	186	178	1	16	5,291	4,679
Noninterest expense	5,861	5,005	1,256	1,183	629	542	3	2	7,749	6,732

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	3,267	3,068	1,064	1,010	341	255	(7)	7	4,665	4,340
Income tax expense (benefit)	1,150	1,081	371	362	129	96	(2)	2	1,648	1,541

Net income (loss) before effect of change in accounting principle	2,117	1,987	693	648	212	159	(5)	5	3,017	2,799
Cumulative effect of change in accounting principle	—	—	—	(98)	—	(178)	—	—	—	(276)

Net income (loss)	$2,117	$1,987	$693	$550	$212	$(19)	$(5)	$5	$3,017	$2,523

Average loans	$136	$111	$50	$50	$18	$15	$—	$—	$204	$176
Average assets	263	220	76	70	20	17	6	6	365	313
Average core deposits	180	161	21	18	—	—	—	—	201	179

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	The reconciling items for revenue (i.e., net interest income plus noninterest income) and net income are Treasury equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

9. Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:

	Quarter			Six months
ended June 30			,	ended June 30		,

(in millions)	2003	2002		2003	2002

Origination and other closing fees	$334	$204		$610	$424
Servicing fees, net of amortization and provision for impairment (1)	(741)		(48)	(1,184)		(122)
Net gains on mortgage loan originations/ sales activities	831	172		1,468	292
All other	119	84		210	178

Total mortgage banking	$543	$412		$1,104	$772

(1)	Includes impairment write-downs on other retained interests of $38 million and $129 million for the quarter ended June 30, 2003 and 2002, respectively, and $77 million and $437 million for the six months ended June 30, 2003 and 2002, respectively.

The managed servicing portfolio totaled $651 billion at June 30, 2003, $614 billion at December 31, 2002 and $566 billion at June 30, 2002, and included loans subserviced for others of $23 billion, $36 billion and $51 billion, respectively.

Net of valuation allowance, mortgage servicing rights (MSRs) totaled $3.8 billion (.73% of the total mortgage loans serviced for others) at June 30, 2003, compared with $6.0 billion (1.30%) at June 30, 2002.

Each quarter, the Company evaluates MSRs for possible impairment based on the difference between the carrying amount and current fair value of the MSRs, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs asset and the valuation allowance, precluding subsequent reversals. See Note 1 (Summary of Significant Accounting Policies - Transfer and Servicing of Financial Assets) to Financial Statements in the Company’s 2002 Form 10-K for additional discussion of the Company’s policy for valuation of MSRs. The Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a $535 million write-down in second quarter 2003 and $846 million write-down in the first six months of 2003.

The following table summarizes the changes in mortgage servicing rights:

	Quarter		Six months
ended June 30		,	ended June 30	,

(in millions)	2003	2002	2003	2002

Mortgage servicing rights:
Balance, beginning of period	$6,652	$8,604	$6,677	$7,365
Originations (1)	892	461	1,495	1,122
Purchases (1)	462	314	856	716
Amortization	(926)	(366)	(1,729)	(736)
Write-down	(535)	—	(846)	—
Other (includes changes in mortgage servicing rights due to hedging)	(170)	(1,148)	(78)	(602)

Balance, end of period	$6,375	$7,865	$6,375	$7,865

Valuation Allowance:
Balance, beginning of period	$2,469	$1,466	$2,188	$1,124
Provision for mortgage servicing rights in excess of fair value	620	443	1,212	785
Write-down of mortgage servicing rights	(535)	—	(846)	—

Balance, end of period	$2,554	$1,909	$2,554	$1,909

Mortgage servicing rights, net	$3,821	$5,956	$3,821	$5,956

(1)	Based on June 30, 2003 assumptions, the weighted-average amortization period for mortgage servicing rights added during second quarter 2003 and the first six months of 2003 was 4.3 years and 4.7 years, respectively.

The following table provides the components of the Company’s managed servicing portfolio:

	June 30		,

(in billions)	2003	2002

Managed Servicing Portfolio:
Loans serviced for others	$522	$458
Owned loans serviced (portfolio and held for sale)	106	57

Total owned servicing	628	515
Sub-servicing	23	51

Total managed servicing	$651	$566

10. Guarantees

Significant guarantees that the Company provides to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

The Company issues standby letters of credit, which include performance and financial guarantees, on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $7.6 billion at June 30, 2003, including financial guarantees of $3.7 billion that the Company had issued or purchased participations in. A major portion of all fees received from the issuance of standby letters of credit are deferred and, at June 30, 2003, were immaterial to the Company’s financial statements.

The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with the Company. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to the Company’s securities, securities lending, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company’s obligations under these indemnification agreements depends entirely upon the occurrence of future events, the Company’s potential future liability under these agreements is not determinable.

The Company writes options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At June 30, 2003, the fair value reflected in the Company’s balance sheet of the written options liability was $520 million and the written floors and caps liability was $245 million. The Company’s ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. Options written to customers are predominantly offset with purchased options; other written options are entered into to mitigate balance sheet risk.

The Company also enters into credit default swaps under which it buys protection from or sells protection to a counterparty in the event of default of a reference obligation. At June 30, 2003, the gross carrying amount of the contracts sold was a $19 million liability. The maximum amount the Company would be required to pay under those swaps in which it sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.49 billion. The Company has bought protection of $2.45 billion of notional exposure. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which the Company is providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions made by the Company, the terms of the acquisition agreement provide for deferred payments or additional consideration based on certain performance targets. At June 30, 2003, the amount of contingent consideration expected to be paid was not material to the Company’s financial statements.

The Company has entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. The Company will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of the Company’s obligations under these contingent performance guarantees depends entirely upon future events, the Company’s potential future liability under these agreements is not determinable.

11. Derivative Instruments and Hedging Activities

Fair Value Hedges
The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. Changes in options valuations caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the overall evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $301 million and $649 million in the second quarter and first six months of 2003, respectively, compared with a net gain of $203 million and $478 million in the same periods of 2002. Also, the Company recognized a net gain from ineffectiveness in these hedging relationships of $107 million and $309 million in the second quarter and first six months of 2003, respectively, compared with $299 million and $596 million in the same periods of 2002. The gains were more than offset by higher valuation provision for impairment and amortization expense on mortgage servicing rights and other retained interests of $1,618 million and $3,100 million in the second quarter and first six months of 2003, respectively, and $1,009 million and $2,116 million in the same periods of 2002. The total gains on the mortgage-related derivative contracts, amortization expense and valuation provision for impairment are included in mortgage banking noninterest income. See Note 9 (Mortgage Banking Activities).

In fourth quarter 2002, the Company began using derivative contracts to hedge changes in fair value of certain commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. The Company originates these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $5 million and $11 million for the second quarter and first six months of 2003, respectively, recorded in mortgage banking noninterest income. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness.

The Company also enters into interest rate swaps to convert certain of its fixed-rate long-term debt to floating-rate debt. The ineffective portion of these fair value hedges was not material in the second quarter and first six months of 2003 and 2002.

As of June 30, 2003, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges
The Company uses derivative contracts to convert commercial floating-rate loans and certain of its floating-rate senior debt to fixed rates and to hedge forecasted sales of its mortgage loans. The Company recognized a net loss of $16 million and $54 million in the second quarter and first six months of 2003, respectively, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $62 million and $170 million in the same periods of 2002. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness, except for volatility and the passage of time related to options hedging commercial loans indexed to LIBOR. As of June 30, 2003, all designated cash flow hedges continued to qualify as cash flow hedges.

At June 30, 2003, the Company expected that $138 million of deferred net gains on derivative instruments included in other comprehensive income will be reclassified to earnings during the next twelve months, compared with $63 million of deferred net gains at June 30, 2002. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the same line item in which the hedged item’s effect in earnings is recorded. The Company is hedging its exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for hedges converting floating-rate loans to fixed, four years for hedges converting floating-rate senior debt to fixed, and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments — Summary Information

The following table summarizes the credit risk amount and estimated net fair value for the Company’s derivative financial instruments.

	June 30, 2003		December 31, 2002

	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount(2)	value	amount(2)	value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$2,113	$1,560	$3,438	$2,631

CUSTOMER ACCOMMODATIONS AND TRADING (1)
Interest rate contracts	3,723	(230)	3,343	31
Commodity contracts	66	—	28	4
Equity contracts	100	21	29	(20)
Foreign exchange contracts	313	37	271	30
Credit contracts	29	(17)	52	(11)

(1)	The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

12. Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (See Note 8 to Financial Statements) consists of WFFI and other affiliated consumer finance entities managed by WFFI but not included in WFFI reported below.

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2003

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$797	$—	$—	$(797)	$—
Nonbank	675	—	—	(675)	—
Interest income from loans	—	673	2,809	—	3,482
Interest income from subsidiaries	126	—	—	(126)	—
Other interest income	19	19	1,408	—	1,446

Total interest income	1,617	692	4,217	(1,598)	4,928

Short-term borrowings	19	22	111	(65)	87
Long-term debt	139	166	82	(46)	341
Other interest expense	—	—	454	—	454

Total interest expense	158	188	647	(111)	882

NET INTEREST INCOME	1,459	504	3,570	(1,487)	4,046
Provision for loan losses	—	186	238	—	424

Net interest income after provision for loan losses	1,459	318	3,332	(1,487)	3,622

NONINTEREST INCOME
Fee income – nonaffiliates	—	48	1,639	—	1,687
Other	45	60	938	(21)	1,022

Total noninterest income	45	108	2,577	(21)	2,709

NONINTEREST EXPENSE
Salaries and benefits	25	174	1,809	—	2,008
Other	34	130	1,844	(36)	1,972

Total noninterest expense	59	304	3,653	(36)	3,980

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,445	122	2,256	(1,472)	2,351
Income tax (benefit) expense	(35)	46	815	—	826
Equity in undistributed income of subsidiaries	45	—	—	(45)	—

NET INCOME	$1,525	$76	$1,441	$(1,517)	$1,525

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2002

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,186	$—	$—	$(1,186)	$—
Nonbank	20	—	—	(20)	—
Interest income from loans	—	558	2,821	—	3,379
Interest income from subsidiaries	82	—	12	(94)	—
Other interest income	19	20	1,209	—	1,248

Total interest income	1,307	578	4,042	(1,300)	4,627

Short-term borrowings	33	35	131	(68)	131
Long-term debt	111	134	109	(10)	344
Other interest expense	—	—	513	—	513

Total interest expense	144	169	753	(78)	988

NET INTEREST INCOME	1,163	409	3,289	(1,222)	3,639
Provision for loan losses	—	159	251	—	410

Net interest income after provision for loan losses	1,163	250	3,038	(1,222)	3,229

NONINTEREST INCOME
Fee income – nonaffiliates	—	48	1,520	—	1,568
Other	36	62	735	(23)	810

Total noninterest income	36	110	2,255	(23)	2,378

NONINTEREST EXPENSE
Salaries and benefits	64	141	1,627	—	1,832
Other	12	107	1,493	(39)	1,573

Total noninterest expense	76	248	3,120	(39)	3,405

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,123	112	2,173	(1,206)	2,202
Income tax (benefit) expense	(56)	42	796	—	782
Equity in undistributed income of subsidiaries	241	—	—	(241)	—

NET INCOME	$1,420	$70	$1,377	$(1,447)	$1,420

Condensed Consolidating Statement of Income

	Six months ended June 30, 2003

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,790	$—	$—	$(1,790)	$—
Nonbank	720	—	—	(720)	—
Interest income from loans	2	1,307	5,583	—	6,892
Interest income from subsidiaries	235	—	—	(235)	—
Other interest income	35	38	2,768	—	2,841

Total interest income	2,782	1,345	8,351	(2,745)	9,733

Short-term borrowings	42	44	232	(136)	182
Long-term debt	261	312	171	(73)	671
Other interest expense	—	—	908	—	908

Total interest expense	303	356	1,311	(209)	1,761

NET INTEREST INCOME	2,479	989	7,040	(2,536)	7,972
Provision for loan losses	—	330	519	—	849

Net interest income after provision for loan losses	2,479	659	6,521	(2,536)	7,123

NONINTEREST INCOME
Fee income – nonaffiliates	—	100	3,209	—	3,309
Other	75	109	1,840	(42)	1,982

Total noninterest income	75	209	5,049	(42)	5,291

NONINTEREST EXPENSE
Salaries and benefits	67	339	3,609	—	4,015
Other	44	259	3,500	(69)	3,734

Total noninterest expense	111	598	7,109	(69)	7,749

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,443	270	4,461	(2,509)	4,665
Income tax (benefit) expense	(73)	102	1,619	—	1,648
Equity in undistributed income of subsidiaries	501	—	—	(501)	—

NET INCOME	$3,017	$168	$2,842	$(3,010)	$3,017

Condensed Consolidating Statement of Income

	Six months ended June 30, 2002

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,479	$—	$—	$(1,479)	$—
Nonbank	46	—	—	(46)	—
Interest income from loans	—	1,097	5,574	—	6,671
Interest income from subsidiaries	169	—	9	(178)	—
Other interest income	43	39	2,554	—	2,636

Total interest income	1,737	1,136	8,137	(1,703)	9,307

Short-term borrowings	72	50	311	(128)	305
Long-term debt	217	262	213	(18)	674
Other interest expense	—	—	1,035	—	1,035

Total interest expense	289	312	1,559	(146)	2,014

NET INTEREST INCOME	1,448	824	6,578	(1,557)	7,293
Provision for loan losses	—	299	601	—	900

Net interest income after provision for loan losses	1,448	525	5,977	(1,557)	6,393

NONINTEREST INCOME
Fee income – nonaffiliates	—	97	2,950	—	3,047
Other	109	112	1,451	(40)	1,632

Total noninterest income	109	209	4,401	(40)	4,679

NONINTEREST EXPENSE
Salaries and benefits	91	281	3,222	—	3,594
Other	19	217	2,974	(72)	3,138

Total noninterest expense	110	498	6,196	(72)	6,732

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,447	236	4,182	(1,525)	4,340
Income tax (benefit) expense	(100)	87	1,554	—	1,541
Equity in undistributed income of subsidiaries	995	—	—	(995)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,542	149	2,628	(2,520)	2,799
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$2,523	$149	$2,371	$(2,520)	$2,523

Condensed Consolidating Balance Sheet

	June 30, 2003

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,246	$53	$—	$(4,299)	$—
Nonaffiliates	325	73	18,416	(1)	18,813
Securities available for sale	929	1,656	22,047	(7)	24,625
Mortgages and loans held for sale	—	—	65,725	—	65,725

Loans	1	19,622	195,769	—	215,392
Loans to nonbank subsidiaries	20,586	770	—	(21,356)	—
Allowance for loan losses	—	686	3,208	—	3,894

Net loans	20,587	19,706	192,561	(21,356)	211,498

Investments in subsidiaries:
Bank	32,738	—	—	(32,738)	—
Nonbank	4,038	—	—	(4,038)	—
Other assets	2,972	742	45,940	(670)	48,984

Total assets	$65,835	$22,230	$344,689	$(63,109)	$369,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$103	$235,111	$(4,330)	$230,884
Short-term borrowings	950	4,185	29,501	(10,753)	23,883
Accrued expenses and other liabilities	1,440	879	19,510	(1,124)	20,705
Long-term debt	27,739	15,011	25,307	(9,544)	58,513
Indebtedness to subsidiaries	981	—	—	(981)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,450	—	935	—	3,385

Total liabilities	33,560	20,178	310,364	(26,732)	337,370
Stockholders’ equity	32,275	2,052	34,325	(36,377)	32,275

Total liabilities and stockholders’ equity	$65,835	$22,230	$344,689	$(63,109)	$369,645

Condensed Consolidating Balance Sheet

	June 30, 2002

			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$3,697	$54	$—	$(3,751)	$—
Nonaffiliates	143	146	18,153	—	18,442
Securities available for sale	1,129	1,450	34,559	(6)	37,132
Mortgages and loans held for sale	—	—	29,850	—	29,850
Loans	2	14,835	170,164	—	185,001
Loans to nonbank subsidiaries	10,534	609	—	(11,143)	—
Allowance for loan losses	—	584	3,299	—	3,883

Net loans	10,536	14,860	166,865	(11,143)	181,118

Investments in subsidiaries:
Bank	31,215	—	—	(31,215)	—
Nonbank	4,623	—	—	(4,623)	—
Other assets	2,250	705	46,165	(860)	48,260

Total assets	$53,593	$17,215	$295,592	$(51,598)	$314,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$85	$196,883	$(3,757)	$193,211
Short-term borrowings	3,816	4,097	28,588	(6,394)	30,107
Accrued expenses and other liabilities	1,363	709	16,449	(1,362)	17,159
Long-term debt	15,382	10,101	19,519	(3,089)	41,913
Indebtedness to subsidiaries	1,555	—	—	(1,555)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885

Total liabilities	24,066	14,992	262,374	(16,157)	285,275
Stockholders’ equity	29,527	2,223	33,218	(35,441)	29,527

Total liabilities and stockholders’ equity	$53,593	$17,215	$295,592	$(51,598)	$314,802

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003

			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$2,530	$656	$(6,307)	$(3,121)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	19	99	1,335	1,453
Proceeds from prepayments and maturities	84	104	5,675	5,863
Purchases	(8)	(299)	(3,850)	(4,157)
Net cash paid for acquisitions	—	(600)	(168)	(768)
Net increase in banking subsidiaries’ loans resulting from originations and collections	—	—	(4,132)	(4,132)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	764	764
Purchases (including participations) of loans by banking subsidiaries	—	—	(12,461)	(12,461)
Principal collected on nonbank entities’ loans	3,683	6,116	313	10,112
Loans originated by nonbank entities	—	(9,089)	(371)	(9,460)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(477)	—	477	—
Capital notes and term loans made to subsidiaries	(4,980)	—	4,980	—
Principal collected on notes/loans made to subsidiaries	43	—	(43)	—
Net increase in investment in subsidiaries	(50)	—	50	—
Other, net	—	129	3,202	3,331

Net cash used by investing activities	(5,368)	(3,540)	(4,229)	(13,137)

Cash flows from financing activities:
Net increase in deposits	—	15	13,953	13,968
Net decrease in short-term borrowings	(2,326)	(290)	(6,947)	(9,563)
Proceeds from issuance of long-term debt	10,017	4,484	5,384	19,885
Repayment of long-term debt	(2,359)	(894)	(6,192)	(9,445)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	500	—	—	500
Proceeds from issuance of common stock	350	—	—	350
Repurchase of common stock	(922)	—	—	(922)
Payment of cash dividends on preferred and common stock	(1,011)	(600)	600	(1,011)
Other, net	—	—	721	721

Net cash provided by financing activities	4,249	2,715	7,519	14,483

Net change in cash and due from banks	1,411	(169)	(3,017)	(1,775)
Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$4,571	$126	$11,348	$16,045

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2002

			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,020	$493	$5,364	$7,877

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	357	352	9,776	10,485
Proceeds from prepayments and maturities	61	60	4,079	4,200
Purchases	(71)	(481)	(9,273)	(9,825)
Net cash (paid for) acquired from acquisitions	(455)	(281)	204	(532)
Net increase in banking subsidiaries’ loans resulting from originations and collections	—	—	(7,500)	(7,500)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	641	641
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,341)	(1,341)
Principal collected on nonbank entities’ loans	—	5,286	277	5,563
Loans originated by nonbank entities	—	(6,640)	(245)	(6,885)
Net advances to nonbank entities	(126)	—	126	—
Principal collected on notes/loans made to subsidiaries	231	—	(231)	—
Net increase in investment in subsidiaries	(77)	—	77	—
Other, net	—	32	(2,567)	(2,535)

Net cash used by investing activities	(80)	(1,672)	(5,977)	(7,729)

Cash flows from financing activities:
Net increase in deposits	—	8	1,337	1,345
Net decrease in short-term borrowings	(1,301)	(53)	(7,208)	(8,562)
Proceeds from issuance of long-term debt	2,500	1,998	6,666	11,164
Repayment of long-term debt	(1,577)	(784)	(3,312)	(5,673)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	269	—	—	269
Repurchase of common stock	(426)	—	—	(426)
Payment of cash dividends on preferred and common stock	(925)	(45)	45	(925)
Other, net	—	—	(57)	(57)

Net cash (used) provided by financing activities	(1,010)	1,124	(2,529)	(2,415)

Net change in cash and due from banks	930	(55)	(3,142)	(2,267)
Cash and due from banks at beginning of period	2,910	255	13,803	16,968

Cash and due from banks at end of period	$3,840	$200	$10,661	$14,701

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2003 from		Six months ended

	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
(in millions, except per share amounts)	2003	2003	2002	2003	2002	2003	2002	Change

For the Period

Before effect of change in accounting principle (1)
Net income	$1,525	$1,492	$1,420	2%	7%	$3,017	$2,799	8%
Diluted earnings per common share	.90	.88	.82	2	10	1.78	1.62	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.63%	1.70%	1.83%	(4)	(11)	1.67%	1.81%	(8)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.60	19.77	19.72	(1)	(1)	19.69	19.86	(1)

After effect of change in accounting principle
Net income	$1,525	$1,492	$1,420	2	7	$3,017	$2,523	20
Diluted earnings per common share	.90	.88	.82	2	10	1.78	1.46	22

Profitability ratios (annualized)
ROA	1.63%	1.70%	1.83%	(4)	(11)	1.67%	1.63%	2
ROE	19.60	19.77	19.72	(1)	(1)	19.69	17.90	10

Efficiency ratio (2)	58.9	57.9	56.6	2	4	58.4	56.2	4

Total revenue	$6,755	$6,509	$6,017	4	12	$13,263	$11,972	11

Dividends declared per common share	$.30	$.30	$.28	—	7	$.60	$.54	11

Average common shares outstanding	1,675.7	1,681.5	1,710.4	—	(2)	1,678.5	1,706.7	(2)
Diluted average common shares outstanding	1,690.6	1,694.1	1,730.8	—	(2)	1,692.1	1,725.1	(2)

Average loans	$208,912	$199,194	$179,232	5	17	$204,080	$175,700	16
Average assets	375,149	355,171	311,075	6	21	365,215	312,697	17
Average core deposits	205,428	196,802	179,394	4	15	201,140	178,526	13

Net interest margin	5.12%	5.31%	5.66%	(4)	(10)	5.21%	5.67%	(8)

At Period End
Securities available for sale	$24,625	$26,168	$37,132	(6)	(34)	$24,625	$37,132	(34)
Loans	215,392	205,954	185,001	5	16	215,392	185,001	16
Allowance for loan losses	3,894	3,887	3,883	—	—	3,894	3,883	—
Goodwill	9,803	9,799	9,724	—	1	9,803	9,724	1
Assets	369,645	369,669	314,802	—	17	369,645	314,802	17
Core deposits	210,722	203,185	181,807	4	16	210,722	181,807	16
Common stockholders’ equity	32,223	30,723	29,473	5	9	32,223	29,473	9
Stockholders’ equity	32,275	30,771	29,527	5	9	32,275	29,527	9
Tier 1 capital (3)	23,850	21,990	20,564	8	16	23,850	20,564	16
Total capital (3)	34,388	32,641	29,270	5	17	34,388	29,270	17

Capital ratios
Common stockholders’ equity to assets	8.72%	8.31%	9.36%	5	(7)	8.72%	9.36%	(7)
Stockholders’ equity to assets	8.73	8.32	9.38	5	(7)	8.73	9.38	(7)
Risk-based capital (3)
Tier 1 capital	7.93	7.34	7.95	8	—	7.93	7.95	—
Total capital	11.43	10.89	11.32	5	1	11.43	11.32	1
Tier 1 leverage (3)	6.59	6.43	6.89	2	(4)	6.59	6.89	(4)

Book value per common share	$19.20	$18.34	$17.24	5	11	$19.20	$17.24	11

Staff (active, full-time equivalent)	135,500	131,600	123,500	3	10	135,500	123,500	10

Common Stock Price
High	$52.80	$49.13	$53.44	7	(1)	$52.80	$53.44	(1)
Low	45.01	43.27	48.12	4	(6)	43.27	42.90	1
Period end	50.40	44.99	50.06	12	1	50.40	50.06	1

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)	See the Regulatory and Agency Capital Requirements section for additional information.

This report, including the Financial Statements and related Notes and the information in response to Items 2, 3 and 4 of Form 10-Q, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” beginning on page 55 of this report for a discussion of some of the factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $370 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at June 30, 2003. In this Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Certain amounts in the Financial Review for prior periods have been reclassified to conform with the current financial statement presentation.

Net income for second quarter 2003 increased 7% to $1.53 billion, from $1.42 billion for second quarter 2002. Diluted earnings per common share for second quarter 2003 were $.90, compared with $.82 for second quarter 2002. Return on average assets (ROA) was 1.63% and return of average common equity (ROE) was 19.60% for second quarter 2003, compared with 1.83% and 19.72%, respectively, for the same period of 2002.

Net income for the first six months of 2003 was $3.02 billion, or $1.78 per share, compared with $2.80 billion, or $1.62 per share, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first six months of 2002. On the same basis, ROA was 1.67% in the first half of 2003, compared with 1.81% for the first half of 2002. ROE was 19.69% in the first half of 2003, compared with 19.86% for the first half of 2002.

Net interest income on a taxable-equivalent basis was $4.07 billion for second quarter 2003 and $8.01 billion for the first half of 2003, compared with $3.67 billion and $7.35 billion for the same periods of 2002. The Company’s net interest margin was 5.12% and 5.21% for the second quarter and first half of 2003, respectively, compared with 5.66% and 5.67% for the same periods of 2002.

Noninterest income was $2.71 billion and $5.29 billion for the second quarter and first half of 2003, respectively, compared with $2.38 billion and $4.68 billion for the same periods of 2002.

Revenue, the sum of net interest income and noninterest income, increased 12% to $6.76 billion in second quarter 2003 from $6.02 billion in second quarter 2002. Revenue increased 11% to $13.26 billion in the first half of 2003 from $11.97 billion in the first half of 2002.

Noninterest expense was $3.98 billion and $7.75 billion for the second quarter and first half of 2003, respectively, compared with $3.41 billion and $6.73 billion for the same periods of 2002.

During second quarter 2003, net charge-offs were $424 million, or .81% of average total loans (annualized), compared with $387 million, or .87%, in second quarter 2002. The provision for loan losses was $424 million and $849 million in the second quarter and first half of 2003, respectively, compared with $410 million and $900 million in the same periods of 2002. The allowance for loan losses was $3.89 billion, or 1.81% of total loans, at June 30, 2003, compared with $3.86 billion, or 1.96%, at December 31, 2002 and $3.88 billion, or 2.10%, at June 30, 2002.

At June 30, 2003, total nonaccrual loans were $1.56 billion, or .7% of total loans, compared with $1.49 billion, or .8%, at December 31, 2002 and $1.67 billion, or .9%, at June 30, 2002. Foreclosed assets were $195 million at June 30, 2003, compared with $201 million at December 31, 2002 and $192 million at June 30, 2002.

The ratio of common stockholders’ equity to total assets was 8.72% at June 30, 2003, compared with 8.67% at December 31, 2002 and 9.36% at June 30, 2002. The Company’s total risk-based capital (RBC) ratio at June 30, 2003 was 11.43% and its Tier 1 RBC ratio was 7.93%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at June 30, 2002 were 11.32% and 7.95%, respectively. The Company’s Tier 1 leverage ratios were 6.59% and 6.89% at June 30, 2003 and June 30, 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The recognition and measurement provisions of this Interpretation are effective for newly created VIEs formed after January 31, 2003, and for existing VIEs, on the first interim or annual reporting period beginning after June 15, 2003. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 46 for newly formed VIEs effective February 1, 2003, which did not have a material effect on the Company’s financial statements. The Company adopted the recognition and measurement provisions of FIN 46 for existing VIEs on July 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

The Company is a majority variable interest holder in certain special purpose entities that have been consolidated effective July 1, 2003, and that were formed to securitize high-yield corporate debt and real estate investment trust securities with approximately $600 million in total assets at June 30, 2003. The maximum estimated exposure to loss for these entities was approximately $35 million. The Company holds variable interests greater than 20% but less than 50% in certain special purpose entities formed to provide affordable housing that had approximately $1.1 billion in total assets at June 30, 2003, and a maximum estimated exposure to loss of approximately $375 million. These entities are not required to be consolidated.

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46, the Company may no longer be permitted to consolidate the issuer trusts, beginning in the third quarter of 2003, in preparing its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide additional clarification of certain terms and investment characteristics. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of FAS 149 will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. The Company adopted FAS 150 effective July 1, 2003 and the adoption of the standard did not have a material effect on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. The Company, in consultation with the Audit and Examination Committee of the Board of Directors, has reviewed and approved these critical accounting policies, which are further described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable equivalent basis increased to $4.07 billion in second quarter 2003, from $3.67 billion in second quarter 2002, an increase of 11%. The increase was primarily due to growth in mortgages held for sale and loans, particularly in home equity and home mortgage products. Strong growth in noninterest-bearing checking accounts and low cost core deposits also contributed to growth in net interest income. These factors were partially offset by a decline in investment portfolio income following the sale and prepayment of mortgage-backed securities and reduced loan yields due to a lower interest rate environment.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.12% in second quarter 2003 from 5.66% in second quarter 2002. While loan growth had a positive impact on net interest income, it adversely impacted the net interest margin because the new loans in a declining interest rate environment were at yields below the existing portfolio of loans. The increase in mortgages held for sale alone accounted for over half the decline in the net interest margin. In addition, during the past several quarters, the Company has shortened the duration of its portfolio through sales and prepayments of long-term mortgage-backed securities, and in second quarter 2003, the Company modestly lengthened the duration of its funding. While this has had a negative impact on the net interest margin, it will provide flexibility to add securities in the event that longer-term interest rates continue to rise.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on the following page.

Earning assets increased $59.9 billion in second quarter 2003 from the same period last year due to an increase in average loans and mortgages held for sale. Loans averaged $208.9 billion in second quarter 2003 compared with $179.2 billion in second quarter 2002. Average mortgages held for sale increased to $65.5 billion in second quarter 2003 from $26.6 billion in second quarter 2002 and increased to $62.0 billion in the first six months of 2003 from $31.8 billion in the first six months of 2002. The increase for both periods was due to increased originations including refinancing activity. Debt securities available for sale averaged $24.2 billion in second quarter 2003 compared with $39.4 billion in second quarter 2002.

An important contributor to the growth in net interest income from second quarter 2002 was a 15% increase in core deposits, the Company’s low-cost source of funding. Average core deposits were $205.4 billion and $179.4 billion and funded 54.8% and 57.7% of the Company’s average total assets in second quarter 2003 and 2002, respectively. While savings certificates of deposits declined on average from $24.9 billion in second quarter 2002 to $21.4 billion in second quarter 2003, noninterest-bearing checking accounts and other core deposit categories increased on average from $154.5 billion in second quarter 2002 to $184.0 billion in second quarter 2003 reflecting a combination of growth in mortgage escrow deposits, resulting from higher origination volume, and growth in primary account relationships. Total average interest-bearing deposits increased to $161.7 billion in second quarter 2003 from $131.5 billion a year ago. For the same periods, total average noninterest-bearing deposits increased to $76.9 billion from $59.1 billion.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30						,

	2003			2002

			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$6,405	1.20%	$19	$2,810	1.59%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,288	4.67	14	1,798	5.65	25
Securities of U.S. states and political subdivisions	2,063	9.09	43	2,148	8.27	43
Mortgage-backed securities:
Federal agencies	15,696	8.29	302	29,865	7.00	510
Private collateralized mortgage obligations	1,994	6.91	33	2,562	7.29	46

Total mortgage-backed securities	17,690	8.13	335	32,427	7.03	556
Other debt securities (4)	3,167	7.87	59	2,982	7.63	56

Total debt securities available for sale (4)	24,208	7.99	451	39,355	7.08	680
Mortgages held for sale (3)	65,493	5.28	864	26,561	6.60	440
Loans held for sale (3)	7,063	3.82	67	5,321	5.50	73
Loans:
Commercial	47,484	6.11	723	46,628	6.94	807
Real estate 1-4 family first mortgage	45,776	5.11	584	31,118	6.12	476
Other real estate mortgage	25,661	5.51	352	25,711	6.26	401
Real estate construction	7,983	5.24	104	7,935	5.80	115
Consumer:
Real estate 1-4 family junior lien mortgage	34,857	6.95	604	26,759	7.80	520
Credit card	7,456	11.88	221	6,616	12.33	204
Other revolving credit and installment	28,876	9.05	653	23,646	10.37	612

Total consumer	71,189	8.32	1,478	57,021	9.39	1,336
Lease financing	8,658	6.77	147	9,071	7.19	163
Foreign	2,161	17.77	96	1,748	19.11	84

Total loans (5)	208,912	6.68	3,484	179,232	7.56	3,382
Other	7,717	3.14	62	6,660	4.04	67

Total earning assets	$319,798	6.23	4,947	$259,939	7.19	4,653

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,536	.31	2	$2,694	.64	4
Market rate and other savings	104,603	.69	179	92,725	.96	223
Savings certificates	21,355	2.60	138	24,862	3.30	205
Other time deposits	26,912	1.29	87	6,213	1.98	30
Deposits in foreign offices	6,278	1.22	19	4,982	1.67	21

Total interest-bearing deposits	161,684	1.05	425	131,476	1.47	483
Short-term borrowings	30,218	1.16	87	31,921	1.65	131
Long-term debt	51,677	2.64	341	41,234	3.34	344
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,215	3.63	29	2,885	4.20	30

Total interest-bearing liabilities	246,794	1.43	882	207,516	1.91	988
Portion of noninterest-bearing funding sources	73,004	—	—	52,423	—	—

Total funding sources	$319,798	1.11	882	$259,939	1.53	988

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.12%	$4,065		5.66%	$3,665

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,320			$13,417
Goodwill	9,802			9,718
Other	32,229			28,001

Total noninterest-earning assets	$55,351			$51,136

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$76,934			$59,113
Other liabilities	20,192			15,536
Preferred stockholders’ equity	47			50
Common stockholders’ equity	31,182			28,860
Noninterest-bearing funding sources used to fund earning assets	(73,004)			(52,423)

Net noninterest-bearing funding sources	$55,351			$51,136

TOTAL ASSETS	$375,149			$311,075

(1)	The average prime rate of the Company was 4.25% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.24% and 1.92% for the quarters ended June 30, 2003 and 2002, respectively, and 1.29% and 1.91% for the six months ended June 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Six months ended June 30						,

	2003			2002

			Interest			Interest
	Average	Yields/	income/	Average	Yields /	income/
	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$4,762	1.24%	$29	$2,601	1.72%	$22
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,291	4.99	30	1,920	5.76	53
Securities of U.S. states and political subdivisions	2,051	8.92	85	2,114	8.29	84
Mortgage-backed securities:
Federal agencies	16,697	8.05	623	29,508	7.05	1,014
Private collateralized mortgage obligations	2,009	7.09	68	2,627	7.09	92

Total mortgage-backed securities	18,706	7.94	691	32,135	7.05	1,106
Other debt securities (4)	3,092	7.72	116	3,089	7.66	114

Total debt securities available for sale (4)	25,140	7.84	922	39,258	7.10	1,357
Mortgages held for sale (3)	61,977	5.41	1,678	31,826	6.45	1,031
Loans held for sale (3)	7,033	3.85	134	5,203	5.50	142
Loans:
Commercial	47,247	6.18	1,450	46,648	6.99	1,617
Real estate 1-4 family first mortgage	43,755	5.21	1,139	28,886	6.28	906
Other real estate mortgage	25,524	5.59	709	25,500	6.33	801
Real estate construction	7,945	5.25	207	7,983	5.77	228
Consumer:
Real estate 1-4 family junior lien mortgage	33,475	6.97	1,157	25,610	7.87	1,001
Credit card	7,428	12.16	452	6,594	12.29	406
Other revolving credit and installment	28,134	9.36	1,308	23,597	10.43	1,223

Total consumer	69,037	8.50	2,917	55,801	9.48	2,630
Lease financing	8,515	6.80	288	9,216	7.23	332
Foreign	2,057	18.16	187	1,666	19.42	162

Total loans (5)	204,080	6.80	6,897	175,700	7.64	6,676
Other	7,417	3.04	113	6,384	4.10	131

Total earning assets	$310,409	6.36	9,773	$260,972	7.23	9,359

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,472	.34	4	$2,548	.67	9
Market rate and other savings	102,720	.72	366	91,415	.96	434
Savings certificates	21,678	2.68	288	25,279	3.44	431
Other time deposits	23,739	1.32	156	5,456	2.00	55
Deposits in foreign offices	6,307	1.22	38	5,842	1.66	48

Total interest-bearing deposits	156,916	1.09	852	130,540	1.51	977
Short-term borrowings	30,842	1.19	182	36,748	1.67	305
Long-term debt	49,183	2.73	671	39,457	3.43	674
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,051	3.72	56	2,673	4.35	58

Total interest-bearing liabilities	239,992	1.48	1,761	209,418	1.94	2,014
Portion of noninterest-bearing funding sources	70,417	—	—	51,554	—	—

Total funding sources	$310,409	1.15	1,761	$260,972	1.56	2,014

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.21%	$8,012		5.67%	$7,345

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,504			$13,985
Goodwill	9,796			9,725
Other	31,506			28,015

Total noninterest-earning assets	$54,806			$51,725

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$74,270			$59,284
Other liabilities	20,014			15,542
Preferred stockholders’ equity	53			56
Common stockholders’ equity	30,886			28,397
Noninterest-bearing funding sources used to fund earning assets	(70,417)			(51,554)

Net noninterest-bearing funding sources	$54,806			$51,725

TOTAL ASSETS	$365,215			$312,697

(1)	The average prime rate of the Company was 4.25% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.24% and 1.92% for the quarters ended June 30, 2003 and 2002, respectively, and 1.29% and 1.91% for the six months ended June 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

NONINTEREST INCOME

	Quarter			Six months
	ended June 30	,		ended June 30	,
			%			%
(in millions)	2003	2002	Change	2003	2002	Change

Service charges on deposit accounts	$587	$547	7%	$1,140	$1,052	8%
Trust and investment fees:
Trust, investment and IRA fees	322	341	(6)	647	677	(4)
Commissions and all other fees	148	131	13	282	257	10

Total trust and investment fees	470	472	—	929	934	(1)

Credit card fees	257	223	15	501	424	18

Other fees:
Cash network fees	46	45	2	88	92	(4)
Charges and fees on loans	186	138	35	366	271	35
All other	141	143	(1)	285	274	4

Total other fees	373	326	14	739	637	16

Mortgage banking:
Origination and other closing fees	334	204	64	610	424	44
Servicing fees, net of amortization and provision for impairment	(741)	(48)	—	(1,184)	(122)	870
Net gains on mortgage loan origination/ sales activities	831	172	383	1,468	292	403
All other	119	84	42	210	178	18

Total mortgage banking	543	412	32	1,104	772	43

Insurance	289	269	7	556	532	5
Net gains on debt securities available for sale	20	45	(56)	38	81	(53)
Net losses from equity investments	(47)	(58)	(19)	(145)	(78)	86
Net gains on sales of loans	5	2	150	5	8	(38)
Net gains on dispositions of operations	—	—	—	27	3	800
All other	212	140	51	397	314	26

Total	$2,709	$2,378	14%	$5,291	$4,679	13%

Service charges on deposit accounts increased 7% due to growth in primary accounts and increased activity.

The Company earns trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. Generally, these fees are based on the market value of the assets that are managed, administered, or both. The decrease in trust, investment and IRA fees for the second quarter and first six months of 2003 was primarily due to a change in the mutual fund mix from equity funds to money market funds. Additionally, the Company receives commission and other fees for providing services for retail and discount brokerage customers. Generally, these fees are based on the number of transactions executed at the direction of the customer. The increase in commissions and all other fees for the second quarter and first six months of 2003 was primarily due to the acquisition of FAS Holdings, Inc., a brokerage company, in July 2002.

Credit card fees increased 15% and 18% for the second quarter and first half of 2003, respectively, predominantly due to an increase in credit card accounts and credit and debit card transaction volume. In second quarter 2003, VISA USA Inc. reached a tentative agreement to settle merchant litigation, which included reducing some interchange fees to retailers. Absent any effort to increase volume or reprice these transactions the tentative settlement is expected to reduce fee income by approximately $30 million per quarter.

Mortgage banking noninterest income was $543 million and $1,104 million in the second quarter and first six months of 2003, respectively, compared with $412 million and $772 million for the same periods of 2002. Origination and other closing fees increased to $334 million and net gains on mortgage loan origination/sales activities increased to $831 million in second quarter 2003. For the first six months of 2003, origination and other closing fees increased to $610 million and net gains on mortgage loan origination/sales activities increased to $1,468 million. The increase was primarily due to increased mortgage origination volume, gains on loan sales, and free-standing derivative gains. Originations during second quarter 2003 grew to $135 billion from $62 billion during the same period of 2002. Mortgages held for sale increased to $58.7 billion at June 30, 2003 from $51.2 billion at December 31, 2002 and $24.7 billion at June 30, 2002.

Net servicing fees were a loss of $741 million and $1,184 million in the second quarter and first six months of 2003, respectively, and a loss of $48 million and $122 million in the same periods of 2002, reflecting increased amortization and valuation provision for impairment of mortgage servicing rights (MSRs). At June 30, 2003, the Federal National Mortgage Association (FNMA) Current Coupon rate (i.e., the secondary market par mortgage yield for 30 year fixed-rate mortgages) was 4.57%, compared with 6.03% at June 30, 2002. Consequently, assumed prepayment speeds, an important element in determining the fair value of MSRs, increased in second quarter 2003 resulting in higher amortization of $926 million and higher valuation provision for impairment of $620 million, compared with $366 million and $443 million, respectively, in second quarter 2002.

The Company recognized a direct write-down of MSRs of $535 million and $846 million during the second quarter and first six months of 2003, respectively. See “Financial Review — Critical Accounting Policies — Mortgage Servicing Rights Valuation” in the Company’s 2002 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary. Key assumptions, including the sensitivity of those assumptions, used to determine the value of MSRs are disclosed in Notes 1 and 21 (Securitizations) to Financial Statements in the Company’s 2002 Form 10-K.

Net losses from equity investments in the second quarter and first six months of 2003 were $47 million and $145 million, respectively, compared with $58 million and $78 million for the same periods of 2002. Absent any significant reversal in equity markets, the Company does not anticipate the need to record any additional losses in its private and public equity portfolios in the near future.

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

\

NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,		ended June 30		,
				%				%
(in millions)	2003	2002		Change	2003	2002		Change

Salaries	$1,155	$1,106		4%	$2,296	$2,182		5%
Incentive compensation	503	362		39	950	719		32
Employee benefits	350	364		(4)	769	693		11
Equipment	305	228		34	573	464		23
Net occupancy	288	274		5	585	543		8
Net losses on dispositions of premises and equipment	10	29		(66)	6	27		(78)
Outside professional services	111	103		8	223	202		10
Contract services	250	107		134	405	224		81
Outside data processing	103	87		18	202	171		18
Telecommunications	86	78		10	164	170		(4)
Travel and entertainment	92	83		11	177	158		12
Advertising and promotion	96	79		22	176	144		22
Postage	87	59		47	171	124		38
Stationery and supplies	57	55		4	111	113		(2)
Insurance	69	61		13	119	112		6
Operating losses	64	30		113	120	76		58
Security	42	40		5	84	79		6
Core deposit intangibles	36	39		(8)	72	79		(9)
All other	276	221		25	546	452		21

Total	$3,980	$3,405		17%	$7,749	$6,732		15%

The increase in noninterest expense, including increases in salaries, incentive compensation, contract services, postage and advertising and promotion, was largely due to the growth in the mortgage and home equity businesses, which accounted for approximately 70% of the increase from second quarter 2002.

Equipment and net occupancy expense increases were attributable to the Company’s continued investment in support of its revenue growth, including new stores, and productivity enhancements.

OPERATING SEGMENT RESULTS

Community Banking’s net income increased 6% to $1,059 million in second quarter 2003 from $1,003 million in second quarter 2002. Net income increased 7% to $2,117 million for the first six months of 2003 from $1,987 million from the first six months of 2002. Net interest income increased to $2,938 million in second quarter 2003 from $2,621 million in second quarter 2002, primarily due to growth in consumer loans, mortgages held for sale and deposits. Average loans in Community Banking grew 23% and average core deposits grew 14% from second quarter 2002. The provision for loan losses increased by $38 million for second quarter 2003 due to growth in average loans. Noninterest income for second quarter 2003 increased by $277 million over the same period in 2002 due to increases in mortgage banking fees, consumer loan fees, deposit service charges and credit card fees. Noninterest expense increased by $480 million in second quarter 2003 over the same period in 2002 due primarily to increased mortgage and home equity originations.

Wholesale Banking’s net income was $345 million in second quarter 2003, compared with $346 million in second quarter 2002. Net income was $693 million for the first six months of 2003, compared with $648 million, before the effect of change in accounting principle, in the first six months of 2002, an increase of 7%. Net interest income decreased 2% to $560 million for second quarter 2003 from $569 million in second quarter 2002. The provision for loan losses decreased by $27 million to $46 million in second quarter 2003 and by $58 million to $100 million for the first six months of 2003. Noninterest income increased 4% to $656 million and 8% to $1,309 million in the second quarter and first six months of 2003, respectively, from $632 million and $1,216 million in the same periods of 2002 primarily due to higher asset-based lending income, insurance brokerage fees and commissions. The increase was partially offset by lower investment income. Noninterest expense increased 8% to $636 million and 6% to $1,256 million in the second quarter and first six months of 2003, respectively, from $589 million and $1,183 million in the same periods of 2002 largely due to higher personnel expense resulting from increased benefit costs and full-time employees.

Wells Fargo Financial’s net income was $110 million in second quarter 2003 compared with $75 million for the same period in 2002, an increase of 47%. Net income was $212 million for the first six months of 2003 and $159 million, before the effect of change in accounting principle, for the same period in 2002. Net interest income increased 22% to $550 million for second quarter 2003 from $452 million for second quarter 2002 due to lower funding costs combined with growth in average loans. Net interest income increased 20% for the first six months of 2003 compared with the same period in 2002. The provision for loan losses increased by $3 million and $15 million in the second quarter and first six months of 2003, respectively.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	June 30, 2003		Dec. 31, 2002		June 30, 2002

		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,171	$1,228	$1,315	$1,381	$1,719	$1,776
Securities of U.S. states and political subdivisions	2,196	2,375	2,232	2,382	2,353	2,464
Mortgage-backed securities:
Federal agencies	14,599	15,603	17,766	19,090	26,456	27,521
Private collateralized mortgage obligations (1)	1,862	1,961	1,775	1,880	2,130	2,195

Total mortgage-backed securities	16,461	17,564	19,541	20,970	28,586	29,716
Other	2,673	2,848	2,608	2,658	2,555	2,587

Total debt securities	22,501	24,015	25,696	27,391	35,213	36,543
Marketable equity securities	527	610	598	556	634	589

Total	$23,028	$24,625	$26,294	$27,947	$35,847	$37,132

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

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

(in millions)	June 30, 2003	Dec. 31, 2002	June 30, 2002

Estimated unrealized gross gains	$1,662	$1,851	$1,585
Estimated unrealized gross losses	(65)	(198)	(300)

Estimated unrealized net gains	$1,597	$1,653	$1,285

The following table provides the components of the total realized net (losses) gains on the sales of securities from the securities available for sale portfolio, including those related to marketable equity securities.

	Quarter			Six months
	ended June 30		,	ended June 30		,

(in millions)	2003	2002		2003	2002

Realized gross gains	$41	$109		$81	$286
Realized gross losses (1)	(45)		(75)	(72)		(211)

Realized net (losses) gains	$(4)	$34		$9	$75

(1)	Includes other-than-temporary impairment of $30 million and $50 million for the second quarter and first half of 2003, respectively, compared with $3 million and $53 million for the same periods of 2002.

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 4 years and 11 months at June 30, 2003. Remaining maturities will differ from contractual maturities because mortgage debt issuers have the right to prepay obligation prior to contractual maturity.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2003	$17.6	$1.1	4 yrs., 1 mos.

At June 30, 2003, assuming a 200 basis point:
Increase in interest rates	16.1	(.4)	8 yrs., 2 mos.
Decrease in interest rates	17.9	1.4	1 yrs., 8 mos.

LOAN PORTFOLIO

							% Change
							June 30, 2003 from

	June 30	,	Dec. 31	,	June 30	,	Dec. 31 ,	June 30 ,
(in millions)	2003		2002		2002		2002	2002

Commercial (1)	$47,577		$47,292		$47,413		1%	—%
Real estate 1-4 family first mortgage	48,239		40,976		33,951		18	42
Other real estate mortgage (2)	25,703		25,312		25,665		2	—
Real estate construction	7,853		7,804		7,853		1	—
Consumer:
Real estate 1-4 family junior lien mortgage	36,695		31,290		28,151		17	30
Credit card	7,626		7,455		6,781		2	12
Other revolving credit and installment	30,943		26,353		24,504		17	26

Total consumer	75,264		65,098		59,436		16	27
Lease financing	8,514		8,241		8,832		3	(4)
Foreign	2,242		1,911		1,851		17	21

Total loans (net of unearned income, including net deferred loan fees, of $4,284, $4,276 and $4,174)	$215,392		$196,634		$185,001		10%	16%

(1)	Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $4,083 million, $4,473 million and $3,952 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(2)	Includes agricultural loans that are secured by real estate of $1,098 million, $1,111 million and $1,185 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table below presents comparative data for nonaccrual loans and other assets. A loan is placed on nonaccrual status (a) upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), (b) when the full timely collection of interest or principal becomes uncertain or (c) when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes certain loans that are 90 days or more past due and still accruing that are presented in the table on page 46.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2003		2002		2002

Nonaccrual loans:
Commercial (1)	$787		$796		$934
Real estate 1-4 family first mortgage	206		214		213
Other real estate mortgage (2)	263		192		200
Real estate construction	61		93		147
Consumer:
Real estate 1-4 family junior lien mortgage	105		65		36
Other revolving credit and installment	49		48		48

Total consumer	154		113		84
Lease financing	85		79		85
Foreign	5		5		6

Total nonaccrual loans (3)	1,561		1,492		1,669
As a percentage of total loans	.7%		.8%		.9%

Foreclosed assets	195		201		192
Real estate investments (4)	5		4		2

Total nonaccrual loans and other assets	$1,761		$1,697		$1,863

(1)	Includes commercial agricultural loans of $50 million, $48 million and $50 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(2)	Includes agricultural loans secured by real estate of $28 million, $30 million and $18 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(3)	Includes impaired loans of $715 million, $612 million and $780 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $13 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The Company generally identifies loans to be evaluated for impairment when such loans are over $1 million and on nonaccrual. However, not all nonaccrual loans are impaired. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. See Note 1 to Financial Statements in the Company’s 2002 Form 10-K for further discussion of impaired loans.

The table below shows the recorded investment in impaired loans and the method used to measure impairment for the periods presented:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2003		2002		2002

Impairment measurement based on:
Collateral value method	$463		$309		$364
Discounted cash flow method	252		303		416

Total (1)	$715		$612		$780

(1)	Includes $150 million, $201 million and $359 million of impaired loans with a related allowance of $40 million, $52 million and $53 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The average recorded investment in impaired loans was $696 million and $739 million during second quarter 2003 and 2002, respectively, and $670 million and $768 million during the first six months of 2003 and 2002, respectively. Total interest income recognized on impaired loans was $2 million and $4 million during second quarter 2003 and 2002, respectively, and $5 million and $7 million during the first six months of 2003 and 2002, respectively, which was predominantly recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt.

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

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2003		2002		2002

Commercial	$43		$92		$70
Real estate 1-4 family first mortgage	56		56		97
Other real estate mortgage	7		7		12
Real estate construction	11		11		34
Consumer:
Real estate 1-4 family junior lien mortgage	67		67		79
Credit card	127		131		109
Other revolving credit and installment	315		308		288

Total consumer	509		506		476

Total	$626		$672		$689

ALLOWANCE FOR LOAN LOSSES

	Quarter		Six months
	ended June 30	,	ended June 30	,

(in millions)	2003	2002	2003	2002

Balance, beginning of period	$3,887	$3,842	$3,862	$3,761

Allowances related to business combinations/other	7	18	32	95

Provision for loan losses	424	410	849	900

Loan charge-offs:
Commercial	(147)	(183)	(300)	(375)
Real estate 1-4 family first mortgage	(6)	(9)	(14)	(16)
Other real estate mortgage	(9)	(2)	(10)	(12)
Real estate construction	(3)	(3)	(6)	(23)
Consumer:
Real estate 1-4 family junior lien mortgage	(22)	(18)	(44)	(30)
Credit card	(116)	(105)	(228)	(208)
Other revolving credit and installment	(198)	(170)	(398)	(383)

Total consumer	(336)	(293)	(670)	(621)
Lease financing	(24)	(20)	(50)	(46)
Foreign	(25)	(23)	(45)	(44)

Total loan charge-offs	(550)	(533)	(1,095)	(1,137)

Loan recoveries:
Commercial	37	53	75	84
Real estate 1-4 family first mortgage	1	2	1	3
Other real estate mortgage	3	5	5	9
Real estate construction	4	7	9	8
Consumer:
Real estate 1-4 family junior lien mortgage	6	4	11	8
Credit card	13	12	25	24
Other revolving credit and installment	50	54	99	109

Total consumer	69	70	135	141
Lease financing	7	5	13	12
Foreign	5	4	8	7

Total loan recoveries	126	146	246	264

Net loan charge-offs	(424)	(387)	(849)	(873)

Balance, end of period	$3,894	$3,883	$3,894	$3,883

Net loan charge-offs (annualized) as a percentage of average total loans	.81%	.87%	.84%	1.00%

Allowance as a percentage of total loans	1.81%	2.10%	1.81%	2.10%

The Company considers the allowance for loan losses of $3.89 billion adequate to cover probable losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2003. The Company’s determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) the Company’s ongoing examination process and that of its regulators. The allowance for loan losses consists of a component for individual loan impairment and multiple components of collective loan impairment. The Company considers relevant observable data in the recognition and measurement of the components of collective loan impairment.

OTHER ASSETS

	June 30	,	December 31	,	June 30	,
(in millions)	2003		2002		2002

Trading assets	$11,281		$10,167		$6,874
Accounts receivable	2,508		5,219		3,323
Nonmarketable equity investments:
Private equity investments	1,704		1,657		1,642
Federal bank stock	1,676		1,591		1,419
All other	1,629		1,473		1,293

Total nonmarketable equity investments	5,009		4,721		4,354

Government National Mortgage Association (GNMA) pool buy-outs	2,306		2,336		2,435
Interest receivable	1,124		1,139		1,334
Core deposit intangibles	795		868		944
Interest-earning deposits	513		352		2,107
Foreclosed assets	195		201		192
Due from customers on acceptances	110		110		83
Other	7,915		6,684		7,296

Total other assets	$31,756		$31,797		$28,942

Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations, and the fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $41 million and $48 million in second quarter 2003 and 2002, respectively, and $72 million and $92 million in the first half of 2003 and 2002, respectively. Noninterest income from trading assets was $132 million and $92 million in second quarter 2003 and 2002, respectively, and $242 million and $167 million in the first half of 2003 and 2002, respectively, and is included in the “other” category of noninterest income.

Net losses from nonmarketable equity investments were $34 million and $130 million for the second quarter and first six months of 2003, respectively, compared with $25 million and $45 million for the same periods of 2002.

GNMA pool buy-outs are advances made to GNMA mortgage pools that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs (VA). These advances are made to buy out delinquent loans under the Company’s servicing agreements. The Company undertakes the collection and foreclosure process for the FHA and VA. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances.

DEPOSITS

The following table shows comparative detail of deposits.

	June 30	,	December 31	,	June 30	,
(in millions)	2003		2002		2002

Noninterest-bearing	$80,943		$74,094		$61,499
Interest-bearing checking	2,507		2,625		2,428
Market rate and other savings	106,353		99,183		93,687
Savings certificates	20,919		22,332		24,193

Core deposits	210,722		198,234		181,807
Other time deposits	14,878		9,228		5,552
Deposits in foreign offices	5,284		9,454		5,852

Total deposits	$230,884		$216,916		$193,211

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

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions

(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of June 30, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$34.4	11.43%	≥	$24.1	≥	8.00%
Wells Fargo Bank, N.A.	20.4	11.98	≥	13.6	≥	8.00		≥	$17.0	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.4	11.49	≥	2.4	≥	8.00		≥	3.0	≥	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$23.9	7.93%	≥	$12.0	≥	4.00%
Wells Fargo Bank, N.A.	13.2	7.74	≥	6.8	≥	4.00		≥	$10.2	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.1	10.54	≥	1.2	≥	4.00		≥	1.8	≥	6.00

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$23.9	6.59%	≥	$14.5	≥	4.00	%(1)
Wells Fargo Bank, N.A.	13.2	6.63	≥	7.9	≥	4.00	(1)	≥	$9.9	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.1	5.65	≥	2.2	≥	4.00	(1)	≥	2.8	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

To remain a seller/servicer in good standing, the Company’s mortgage banking affiliate must maintain specified levels of shareholders’ equity as required by the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. The equity requirements are generally based on the size of the loan portfolio being serviced for each investor. At June 30, 2003, the equity requirements for these agencies ranged from $1 million to $191 million. The mortgage banking affiliate had capital levels in excess of these agency levels.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company engages in financial transactions, in accordance with generally accepted accounting principles (GAAP), that are not recorded on the Company’s balance sheet or may be recorded on the Company’s balance sheet in amounts that are different than the full contract or notional amount of the transaction. (See Note 1 to Financial Statements for the Company’s accounting policy relating to consolidation.) Such transactions are structured to meet the financial needs of customers, manage the Company’s credit, market or liquidity risks, diversify funding sources or optimize capital.

Off-balance sheet arrangements include (1) securitization activities in the ordinary course of business, including mortgage loans and other financial assets (student loans, commercial mortgages and automobile receivables), (2) investment vehicles, typically in the form of certain collateralized debt obligations and (3) unconsolidated joint ventures, used to support origination activities of the Company’s mortgage banking affiliate or formed with third parties for economies of scale.

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include (1) the acceptance of deposits, (2) the funding of operations through debt issuances, (3) leases for premises and equipment, (4) purchase obligations and (5) certain derivative instrument contracts.

For additional information on off-balance sheet arrangements and other contractual obligations see Note 10 (Guarantees) to Financial Statements and “Financial Review — Overview — Recent Accounting Standards” in this report and “Financial Review — Off-Balance Sheet Arrangements and Other Contractual Obligations” in the Company’s 2002 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management consists of the evaluation, monitoring, and management of the Company’s interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. The Committee consists of senior financial and senior business executives. Each of the Company’s principal business groups — Community Banking (including Mortgage Banking) and Wholesale Banking — have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see “Financial Review — Asset/Liability and Market Risk Management — Interest Rate Risk” in the Company’s 2002 Form 10-K. The principal tool used to evaluate the Company’s interest rate risk is a simulation of net income under various economic and interest rate scenarios.

The Company assesses its interest rate risk by comparing its most likely earnings plan over a twelve-month period to various earnings simulations performed under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. Simulated earnings at risk over the twelve month period beginning June 30, 2003 were within 1% of the Company’s most likely earnings under lower and higher interest rate scenarios based on its most recent simulations. The low interest rate scenario assumed that the Federal Funds rate would decline to and remain at .75% for the 12 month period, and that the 10 year constant maturity Treasury (CMT) bond yield would decline to and remain at a rate of 3.00%. The high interest rate scenario assumed Federal Funds would increase to a rate of 3.25% by the end of the 12 month period, and that the 10 year CMT would reach a rate of 6.00%. Simulation estimates are highly dependent on and will change with the size and mix of the Company’s actual and projected balance sheet at the time each simulation is done.

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2003 and December 31, 2002 are indicated in Note 11 to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) a major portion of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge interest rate lock commitments, mortgages held for sale and mortgage servicing rights.

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

At June 30, 2003, the Company had mortgage servicing rights (MSRs) of $3.8 billion, net of a valuation allowance of $2.6 billion. The Company’s MSRs were valued at .73% of mortgage loans serviced for others at June 30, 2003, down from .92% at December 31, 2002 and 1.30% at June 30, 2002.

The value of the MSRs is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the MSRs relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans and decrease the value of the MSRs.

The Company mitigates this risk in two ways. First, a significant portion of the MSRs are hedged against a decrease in interest rates with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the MSRs for any given change in long-term interest rates.

Second, a portion of the potential reduction in the value of the MSRs for a given decline in interest rates is offset by estimated increases in origination and servicing fees over time from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the MSRs and its impact on net income would be immediate whereas the additional fee income accrues over time. Under GAAP, impairment of the MSRs, due to a decrease in long-term rates or other reasons, is reflected as a charge to earnings through an increase to the valuation allowance.

In scenarios of sustained increases in long-term interest rates, origination fees may eventually decline as refinancing activity slows. In such higher interest rate scenarios the duration of the servicing portfolio may extend. In such circumstances, periodic amortization of servicing costs would be reduced, there may not be a need for additions to the valuation allowance and some or all of the valuation allowance could be released.

MARKET RISK — TRADING ACTIVITIES

The Company incurs interest rate risk, foreign exchange risk, equity price risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The primary purpose of these businesses is to accommodate customers in the management of their market price risks. Additionally, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

MARKET RISK — EQUITY MARKETS

Equity markets impact the Company in both direct and indirect ways. For more information, see “Financial Review — Asset/Liability and Market Risk Management — Market Risk — Equity Markets” in the Company’s 2002 Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company’s management or its Board of Directors.

Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. At June 30, 2003, private equity investments totaled $1,704 million, compared with $1,657 million at December 31, 2002.

The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company’s venture capital activities. These securities are managed within capital risk limits approved by management. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. At June 30, 2003, the fair value of marketable equity securities was $610 million and cost was $527 million, compared with $556 million and $598 million, respectively, at December 31, 2002.

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

In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the debt securities in the securities available for sale portfolio. Asset liquidity is further enhanced by the Company’s ability to sell or securitize loans in secondary markets.

Core customer deposits have historically provided the Company with a sizeable source of relatively stable and low-cost funds.

The remaining funding of assets is mostly provided by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities. Liquidity for the Company is also available through the Company’s ability to raise funds in a variety of domestic and international money and capital markets.

Parent. The Parent has registered with the Securities and Exchange Commission (SEC) to issue a variety of securities, including senior and subordinated notes and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements. In March 2003, the Parent registered for issuance an additional $15.3 billion in senior and subordinated notes and preferred and common securities. During the second quarter and first six months of 2003, the Parent issued $2.6 billion and $7.0 billion, respectively, of senior notes. Also, during second quarter 2003, Wells Fargo Capital VII issued a total of $500 million of trust preferred securities. At June 30, 2003, the Parent’s remaining issuance capacity under effective registration statements was $14.9 billion. In July

2003, the Parent issued $380 million in senior notes and $200 million of trust preferred securities. The Company used the proceeds from securities issued in the first six months of 2003 for general corporate purposes and expects that it will use the proceeds from the future issuance of any securities for general corporate purposes as well. The Parent also issues commercial paper and has two back-up credit facilities amounting to $2 billion.

On April 15, 2003, the Company issued $3 billion of convertible senior debentures as a private placement. As described in Item 2 of Part II of this report, the convertible debentures are convertible into shares of the Company’s common stock under certain circumstances. While the Company has the ability to settle the entire amount of the conversion rights granted in this convertible debt offering in cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock. The Company can also redeem all or some of the convertible debt securities for cash at any time on or after May 5, 2008, at their principal amount plus accrued interest, if any.

Bank Note Program. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. This program updates and supercedes the bank note program established in February 2001. Securities are issued under this program as private placements in accordance with the Office of the Comptroller of the Currency’s regulations. During the second quarter and first six months of 2003, Wells Fargo Bank, N.A. issued $4.2 billion and $8.6 billion, respectively, in senior long-term notes. At June 30, 2003, the remaining issuance authority under the long-term portion was $15.7 billion.

Wells Fargo Financial. During the second quarter and first six months of 2003, Wells Fargo Financial Canada Corporation, a wholly owned Canadian subsidiary of Wells Fargo Financial, Inc., issued $200 million and $400 million (Canadian), respectively, in senior notes, leaving at June 30, 2003 a total of $550 million (Canadian) available for issuance.

CAPITAL MANAGEMENT

The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when costs are perceived to be low.

The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During the first six months of 2003, the Company’s consolidated assets increased by $20 billion, or 6%. During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of the Company’s outstanding common stock. During the first six months of 2003, the Company repurchased approximately 20 million shares of its common stock for a total of $922 million. At June 30, 2003, the total remaining common stock repurchase authority was approximately 38 million shares. In July 2003, the Board of Directors approved an increase in the Company’s quarterly common stock dividend to 45 cents per share from 30 cents per share, representing a 50% increase in the quarterly dividend.

The Company’s potential sources of capital include retained earnings, issuance of common and preferred stock and issuance of subordinated debt and trust preferred securities. In the first six months of 2003, net income was $3.0 billion and retained earnings increased by $1.9 billion, after payment of $1.0 billion in common stock dividends. In the first six months of 2003, the Company issued a total of $524 million in common stock for various employee stock plans, which included $136 million related to the conversion of preferred stock to common stock under the Employee Stock Ownership Plan.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. You should consider forward-looking statements in light of the following discussion.

Broadly speaking, forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	future credit losses and nonperforming assets;
•	the future value of mortgage servicing rights;
•	the future value of equity securities, including those in our venture capital portfolios;
•	the impact of new accounting standards;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital; and
•	the impact of the VISA USA Inc. settlement on our earnings.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made.

There are several factors — many beyond our control — that could cause results to differ significantly from our expectations. We describe some of these factors below. We describe other factors, such as credit, market, operational, liquidity, interest rate and other risks, elsewhere in this report (see, for example, “Balance Sheet Analysis”). We describe factors relating to the regulation and supervision of the Company in our 2002 Form 10-K. Any factor described in this report or in our 2002 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our 2002 Form 10-K that could cause results to differ from our expectations.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

Our business and earnings are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, or other events that negatively impact household and/or corporate incomes could decrease the demand for the Company’s loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

We operate in a highly competitive industry which could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now merge by creating a new type of financial services company called a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S.

market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to the “Regulation and Supervision” section and to Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements in the Company’s 2002 Form 10-K.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or that are materially misleading.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

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

Negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action. Because virtually all our businesses operate under the “Wells Fargo” brand, actual or alleged conduct by one business can result in negative public opinion about other Wells Fargo businesses. Although we take steps to minimize reputation risk in dealing with our customers and communities, as a large diversified financial services company with a relatively high industry profile, the risk will always be present in our organization.

The holding company relies on dividends from its subsidiaries for most of its revenue.

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision — Dividend Restrictions” and “ — Holding Company Structure” in the Company’s 2002 Form 10-K.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 to Financial Statements in the Company’s 2002
Form 10-K describes our significant accounting policies.

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

Merchant Banking. Our merchant banking activities include venture capital investments, which have a much greater risk of capital losses than our traditional banking activities. Also, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors — many beyond our control — including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report “Balance Sheet Analysis — Securities Available for Sale.”

Mortgage Banking. The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. Although the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. In addition, although the Company uses derivative instruments to hedge the value of its servicing portfolio, the hedges do not cover the full value of the portfolio and the Company can provide no assurances that the hedges will be effective to offset significant decreases in the value of the portfolio. For more information, see “Financial Review — Critical Accounting Policies — Mortgage Servicing Rights Valuation and Risk Management — Asset /Liability and Market Risk Management” in the Company’s 2002 Form 10-K.

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

Legislative Risk

Our business model is dependent on sharing information between the family of companies owned by Wells Fargo to better satisfy our customers’ needs. Laws that restrict the ability of our companies to share information about customers could negatively impact our revenue and profit.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2003, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

On April 15, 2003, the Company completed a private offering of $3.0 billion aggregate original principal amount of floating rate convertible senior debentures due 2033. The debentures were sold pursuant to a purchase agreement among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. as joint book-running managers for the initial purchasers in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the purchase agreement, the debentures were offered and sold by the initial purchasers only to qualified institutional buyers as defined in and pursuant to Rule 144A under the Securities Act. The offering price of the debentures was 100% of their principal amount. The initial purchasers of the debentures received aggregate purchase discounts or commissions of $33 million.

The following discussion of the terms of conversion of the debentures is qualified in its entirety by reference to the Indenture dated as of April 15, 2003 between the Company and Citibank, N.A., as trustee. A copy of the Indenture is included as Exhibit 4(w) to the Company’s registration statement on Form S-3 filed on June 6, 2003 (Registration No. 333-105939).

The debentures are convertible into the Company’s common stock (i) at any time after September 30, 2003 if the closing sale price of the Company’s common stock for at least 20 of the last consecutive 30 trading days of the preceding calendar quarter is more than 120% of the base conversion price (which is equal to the accreted principal amount per debenture divided by the base conversion rate which is discussed below) as of the last day of that calendar quarter, (ii) during any period in which a credit rating assigned to the debentures by certain rating agencies falls below a specified level or no credit rating is assigned to the debentures by certain rating agencies, (iii) during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day in that period is less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate on each such day, (iv) if the Company calls the debentures for redemption, or (v) if the Company takes certain corporate actions. The accreted principal amount of a debenture will be equal to the original principal amount of $1,000 per debenture increased daily by a variable yield. The variable yield will be zero percent per year until May 1, 2008 and thereafter will be reset quarterly to a rate equal to 3-month LIBOR minus .25% per year, compounded quarterly; provided that if a remarketing reset event occurs, the variable yield will equal the rate determined in connection with the remarketing of the debentures. The Company has the right to deliver, in lieu of shares of the Company’s common stock, cash or a combination of common stock and cash.

If the debentures are converted before May 1, 2008, (A) if the applicable stock price of the Company’s common stock (which is equal to the average of the closing sale prices of the common stock over a five trading day period starting on the third trading day following the conversion date of the debentures) is less than or equal to the base conversion price, a holder will receive a number of shares for each debenture equal to the base conversion rate, and (B) if the applicable stock price of the Company’s common stock is greater than the base conversion price, a holder will receive a number of shares for each debenture equal to the base conversion rate plus an additional number of shares based upon the amount by which the applicable stock price of the Company’s common stock exceeds the base conversion price, subject to an aggregate limit of 21.0748 shares of common stock per debenture (such limit being subject to the same adjustments as apply to the base conversion rate discussed below). The base conversion rate is 10, subject to adjustment for (i) stock dividends, (ii) subdivisions or combinations, or certain reclassifications, of the shares of the Company’s common stock, (iii) distributions to all holders of shares of the Company’s common stock of certain rights or warrants to purchase shares of the Company’s common stock, (iv) distributions to all holders of shares of the Company’s common stock of shares of the Company’s capital stock or the Company’s assets or evidences of indebtedness, (v) extraordinary cash dividends, or (vi) certain payments made by the Company in connection with tender offers and exchange offers.

If the debentures are converted on or after May 1, 2008, a holder will receive a number of shares of the Company’s common stock for each debenture equal to the fixed conversion rate. The fixed conversion rate will be established pursuant to the provisions discussed in the preceding paragraph assuming a conversion date that is eight trading days prior to May 1, 2008, and is subject to the same adjustments as apply to the base conversion rate.

If a remarketing reset event occurs, the debentures will no longer be convertible. Otherwise, the ability to surrender debentures for conversion will expire at the close of business on their stated maturity date, unless they have previously been redeemed or repurchased. A remarketing reset event will occur if the average closing sale prices of the Company’s common stock over a five day trading period ending on the trading day immediately preceding May 1 of 2008, 2013, 2018, 2023 or 2028 is less than the effective conversion price as of such trading day. The effective conversion price is equal to the accreted principal amount per debenture divided by the conversion rate then in effect (assuming a conversion date eight trading days prior to the date of determination).

Unless a remarketing reset event occurs, the Company can redeem all or a portion of the debentures at any time on or after May 5, 2008 at a price equal to 100% of the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid interest to but excluding the redemption date.

The holders may require the Company to purchase all or a portion of their debentures on May 1 of 2008, 2013, 2018, 2023 or 2028 if the debentures are not immediately convertible on such date and a remarketing reset event has not occurred. The holders may also require the Company to purchase all or a portion of their debentures upon a change of control. The purchase price is equal to 100% of the accreted principal amount of the debentures to be purchased plus any accrued and unpaid interest to but excluding the date of purchase.

The Company expects to use the aggregate net proceeds from the offering of debentures for general corporate purposes, including to fund possible repurchases of its debt and equity securities.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 22, 2003. There were 1,678,983,829 shares of common stock outstanding and entitled to vote at the meeting. A total of 1,456,380,621 shares of common stock were represented at the meeting in person or by proxy, representing 86.74% of the shares outstanding and entitled to vote at the meeting.

At the meeting stockholders (1) elected each person named in the Proxy Statement as a nominee for director, (2) approved the Performance-Based Compensation Policy, (3) approved the Directors Stock Compensation and Deferral Plan, (4) ratified the appointment by the Board of Directors of KPMG LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2003, (5) rejected the stockholder proposal relating to stock option compensation for senior executives, and (6) approved the stockholder proposal relating to expensing stock options. Following are the voting results for each matter:

(1)	Election of Directors

	For	Withheld

J.A. Blanchard III	1,378,869,947	77,510,674
Susan E. Engel	1,420,134,038	36,246,583
Enrique Hernandez, Jr.	1,425,245,255	31,135,366
Robert L. Joss	1,124,504,900	331,875,721
Reatha Clark King	1,418,876,582	37,504,039
Richard M. Kovacevich	1,403,171,461	53,209,160
Richard D. McCormick	1,380,321,170	76,059,451
Cynthia H. Milligan	1,419,925,337	36,455,284
Benjamin F. Montoya	1,418,383,566	37,997,055
Philip J. Quigley	1,421,467,486	34,913,135
Donald B. Rice	1,115,441,635	340,938,986
Judith M. Runstad	1,420,177,316	36,203,305
Susan G. Swenson	1,419,979,420	36,401,201
Michael W. Wright	1,115,545,074	340,835,547

(2)	Proposal to Approve Performance-Based Compensation Policy

For	Against	Abstentions

1,374,795,839	66,893,612	14,691,170

(3)	Proposal to Approve Directors Stock Compensation and Deferral Plan

For	Against	Abstentions

1,024,409,171	415,604,730	16,366,720

(4)	Proposal to Ratify Appointment of KPMG LLP

For	Against	Abstentions

1,399,039,633	46,352,337	10,988,651

(5)	Stockholder Proposal Relating to Stock Option Compensation for Senior Executives

For	Against	Abstentions	Non-Votes

69,390,583	1,140,001,594	25,205,673	221,782,771

(6)	Stockholder Proposal Relating to Expensing Stock Options

For	Against	Abstentions	Non-Votes

694,720,491	487,322,565	52,554,794	221,782,771

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(j)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(m)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(n)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

3(o)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Performance-Based Compensation Policy, filed herewith

(b)	Directors Stock Compensation and Deferral Plan, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.53 and 3.13 for the quarters ended June 30, 2003 and 2002, respectively, and 3.51 and 3.06 for the six months ended June 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.66 and 5.00 for the quarters ended June 30, 2003 and 2002, respectively, and 5.65 and 4.85 for the six months ended June 30, 2003 and 2002, respectively.

99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.52 and 3.12 for the quarters ended June 30, 2003 and 2002, respectively, and 3.51 and 3.06 for the six months ended June 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.64 and 4.98 for the quarters ended June 30, 2003 and 2002, respectively, and 5.63 and 4.84 for the six months ended June 30, 2003 and 2002, respectively.

(b)	The Company filed the following reports on Form 8-K during the second quarter of 2003:

(1)	April 11, 2003, under Item 5, regarding the sale by the Company of $3 billion aggregate principal amount of floating-rate convertible debt securities due 2033

(2)	April 15, 2003, under Item 12, regarding the Company’s financial results for the quarter ended March 31, 2003

(3)	May 5, 2003, under Item 7, filing as exhibits documents regarding the issuance by Wells Fargo Capital VII of its 5.85% Capital Securities and the issuance by the Company of its 5.85% Junior Subordinated Debentures due May 1, 2033

(4)	May 5, 2003, under Item 7, regarding the issuance by the Company of Notes linked to the Dow Jones Industrial Average due May 5, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003	WELLS FARGO & COMPANY

	By:	RICHARD D. LEVY

Richard D. Levy
Senior Vice President and Controller
(Principal Accounting Officer)