Form 10-Q
period 2003-09-30
WELLS FARGO & CO/MN
filed 2003-11-07
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Registrant’s telephone number, including area code: 1-800-292-9932

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

Yes   ☑   No   ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 31, 2003
Common stock, $1-2/3 par value	1,692,029,166

PART I — FINANCIAL INFORMATION
CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
SUMMARY FINANCIAL DATA
OVERVIEW
CRITICAL ACCOUNTING POLICIES
EARNINGS PERFORMANCE
NET INTEREST INCOME
NONINTEREST INCOME
NONINTEREST EXPENSE
INCOME TAXES
OPERATING SEGMENT RESULTS
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
LOAN PORTFOLIO
NONACCRUAL LOANS AND OTHER ASSETS
Loans 90 Days or More Past Due and Still Accruing
ALLOWANCE FOR LOAN LOSSES
OTHER ASSETS
DEPOSITS
REGULATORY AND AGENCY CAPITAL REQUIREMENTS
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
ASSET/LIABILITY AND MARKET RISK MANAGEMENT
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit 10(a)
Exhibit 10(b)
Exhibit 10(c)
Exhibit 10(d)
Exhibit 10(e)
Exhibit 10(f)
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(a)
Exhibit 99(a)
Exhibit 99(b)

FORM 10-Q

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	31
	Overview	32
	Critical Accounting Policies	35
	Earnings Performance	35
	Net Interest Income	35
	Noninterest Income	39
	Noninterest Expense	41
	Income Taxes	42
	Operating Segment Results	42
	Balance Sheet Analysis	43
	Securities Available for Sale	43
	Loan Portfolio	45
	Nonaccrual Loans and Other Assets	46
	Loans 90 Days Past Due and Still Accruing	47
	Allowance for Loan Losses	48
	Other Assets	49
	Deposits	50
	Regulatory and Agency Capital Requirements	51
	Off-Balance Sheet Arrangements and Contractual Obligations	51
	Asset/Liability and Market Risk Management	52
	Capital Management	56
	Factors that May Affect Future Results	57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures
	Disclosure Controls and Procedures	63
	Internal Control Over Financial Reporting	63

PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	64

Signature		67

PART I — FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30	,
(in millions, except per share amounts)	2003	2002		2003	2002

INTEREST INCOME
Securities available for sale	$470	$582		$1,358	$1,893
Mortgages held for sale	906	591		2,585	1,622
Loans held for sale	57	52		191	194
Loans	3,548	3,400		10,440	10,072
Other interest income	64	74		205	225

Total interest income	5,045	4,699		14,779	14,006

INTEREST EXPENSE
Deposits	384	483		1,236	1,459
Short-term borrowings	72	124		254	429
Long-term debt	349	367		1,020	1,041
Guaranteed preferred beneficial interests in Company’s subordinated debentures	32	30		88	88

Total interest expense	837	1,004		2,598	3,017

NET INTEREST INCOME	4,208	3,695		12,181	10,989
Provision for loan losses	434	395		1,283	1,295

Net interest income after provision for loan losses	3,774	3,300		10,898	9,694

NONINTEREST INCOME
Service charges on deposit accounts	607	560		1,747	1,612
Trust and investment fees	504	462		1,433	1,395
Credit card fees	251	242		752	666
Other fees	422	372		1,161	1,009
Mortgage banking	773	426		1,877	1,198
Insurance	252	234		807	766
Net (losses) gains on debt securities available for sale	(23)	121		16	202
Net gains (losses) from equity investments	58	(152)		(87)	(230)
Other	114	80		543	406

Total noninterest income	2,958	2,345		8,249	7,024

NONINTEREST EXPENSE
Salaries	1,185	1,110		3,481	3,292
Incentive compensation	621	446		1,571	1,165
Employee benefits	374	304		1,143	997
Equipment	298	232		871	697
Net occupancy	283	278		867	821
Net losses on dispositions of premises and equipment	4	—		10	26
Other	1,635	1,037		4,206	3,141

Total noninterest expense	4,400	3,407		12,149	10,139

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,332	2,238		6,998	6,579
Income tax expense	771	794		2,420	2,335

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,561	1,444		4,578	4,244
Cumulative effect of change in accounting principle	—	—		—	(276)

NET INCOME	$1,561	$1,444		$4,578	$3,968

NET INCOME APPLICABLE TO COMMON STOCK	$1,560	$1,443		$4,575	$3,965

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.93	$.85		$2.73	$2.49

Diluted earnings per common share	$.92	$.84		$2.70	$2.46

EARNINGS PER COMMON SHARE
Earnings per common share	$.93	$.85		$2.73	$2.33

Diluted earnings per common share	$.92	$.84		$2.70	$2.30

DIVIDENDS DECLARED PER COMMON SHARE	$.45	$.28		$1.05	$.82

Average common shares outstanding	1,677.2	1,700.7		1,678.0	1,704.7

Diluted average common shares outstanding	1,693.9	1,717.8		1,692.6	1,722.6

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2003	2002	2002

ASSETS
Cash and due from banks	$15,423	$17,820	$15,813
Federal funds sold and securities purchased under resale agreements	2,692	3,174	4,047
Securities available for sale	30,260	27,947	32,974
Mortgages held for sale	55,328	51,154	42,339
Loans held for sale	7,310	6,665	5,522

Loans	231,844	196,634	186,310
Allowance for loan losses	3,893	3,862	3,861

Net loans	227,951	192,772	182,449

Mortgage servicing rights, net	5,765	4,489	4,415
Premises and equipment, net	3,517	3,688	3,664
Goodwill	9,849	9,753	9,744
Other assets	32,718	31,797	33,283

Total assets	$390,813	$349,259	$334,250

LIABILITIES
Noninterest-bearing deposits	$77,175	$74,094	$69,382
Interest-bearing deposits	174,261	142,822	136,374

Total deposits	251,436	216,916	205,756
Short-term borrowings	25,589	33,446	30,370
Accrued expenses and other liabilities	18,839	18,334	19,341
Long-term debt	58,992	47,320	45,824
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,585	2,885	2,885

Total liabilities	358,441	318,901	304,176

STOCKHOLDERS’ EQUITY
Preferred stock	319	251	294
Unearned ESOP shares	(263)	(190)	(236)

Total preferred stock	56	61	58
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,532	9,498	9,499
Retained earnings	22,103	19,394	18,441
Cumulative other comprehensive income	572	976	1,070
Treasury stock – 59,314,051 shares, 50,474,518 shares and 37,900,563 shares	(2,785)	(2,465)	(1,888)

Total stockholders’ equity	32,372	30,358	30,074

Total liabilities and stockholders’ equity	$390,813	$349,259	$334,250

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

								Cumulative
			Unearned		Additional			other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	stock	income	equity

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$16,005	$(1,937)	$752	$27,214

Comprehensive income:
Net income						3,968			3,968
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $72 million of net gains included in net income								514	514
Net unrealized losses on derivatives and hedging activities, net of reclassification of $163 million of net losses on cash flow hedges included in net income								(196)	(196)

Total comprehensive income									4,286
Common stock issued	12,884,012				41	(130)	570		481
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	25,217,058						(1,206)		(1,206)
Preferred stock (238,000) issued to ESOP		239	(256)		17				—
Preferred stock released to ESOP			174		(11)				163
Preferred stock (162,687) converted to common shares	3,301,318	(163)			12		151		—
Preferred stock dividends						(3)			(3)
Common stock dividends						(1,399)			(1,399)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							3		3

Net change		76	(82)	—	63	2,436	49	318	2,860

BALANCE SEPTEMBER 30, 2002		$294	$(236)	$2,894	$9,499	$18,441	$(1,888)	$1,070	$30,074

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,394	$(2,465)	$976	$30,358

Comprehensive income:
Net income						4,578			4,578
Other comprehensive income net of tax:
Translation adjustments								20	20
Net unrealized losses on securities available for sale and other retained interests net of reclassification of $22 million of net gains included in net income								(77)	(77)
Net unrealized losses on derivatives and hedging activities net of reclassification of $51 million of net losses on cash flow hedges included in net income								(347)	(347)

Total comprehensive income									4,174
Common stock issued	14,383,099				22	(102)	667		587
Common stock issued for acquisitions	129,475						6		6
Common stock repurchased	27,327,815						(1,289)		(1,289)
Preferred stock (260,200) issued to ESOP		260	(279)		19				--
Preferred stock released to ESOP			206		(14)				192
Preferred stock (191,774) converted to common shares	3,975,708	(192)			7		185		--
Preferred stock dividends						(3)			(3)
Common stock dividends						(1,764)			(1,764)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							111		111

Net change		68	(73)	—	34	2,709	(320)	(404)	2,014

BALANCE SEPTEMBER 30, 2003		$319	$(263)	$2,894	$9,532	$22,103	$(2,785)	$572	$32,372

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2003	2002

Cash flows from operating activities:
Net income	$4,578	$3,968
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,283	1,295
Net provision for mortgage servicing rights in excess of fair value	974	1,522
Depreciation and amortization	2,975	2,510
Net gains on securities available for sale	(36)	(116)
Net gains on mortgage loan originations / sales activities	(1,787)	(519)
Net gains on sales of loans	(23)	(15)
Net losses on dispositions of premises and equipment	10	26
Net (gains) losses on dispositions of operations	(27)	6
Release of preferred shares to ESOP	192	163
Net increase in trading assets	(112)	(1,598)
Deferred income tax expense	718	155
Net (increase) decrease in accrued interest receivable	(70)	49
Net (decrease) increase in accrued interest payable	(12)	36
Originations of mortgages held for sale	(335,507)	(190,320)
Proceeds from sales of mortgages held for sale	329,484	176,988
Principal collected on mortgages held for sale	2,632	1,257
Net increase in loans held for sale	(645)	(777)
Other assets, net	(1,669)	(3,958)
Other accrued expenses and liabilities, net	295	2,922

Net cash provided (used) by operating activities	3,253	(6,406)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	6,057	14,566
Proceeds from prepayments and maturities	10,225	6,496
Purchases	(19,117)	(11,459)
Net cash paid for acquisitions	(816)	(574)
Increase in banking subsidiaries’ loans resulting from originations, net of collections	(17,972)	(8,129)
Proceeds from sales (including participations) of loans by banking subsidiaries	1,259	877
Purchases (including participations) of loans by banking subsidiaries	(13,468)	(1,950)
Principal collected on nonbank entities’ loans	13,754	8,441
Loans originated by nonbank entities	(15,410)	(10,610)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	42
Proceeds from sales of foreclosed assets	206	339
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	482	(1,348)
Net increase in mortgage servicing rights	(3,601)	(358)
Other, net	(75)	(4,272)

Net cash used by investing activities	(42,128)	(7,939)

Cash flows from financing activities:
Net increase in deposits	34,520	13,890
Net decrease in short-term borrowings	(7,857)	(8,300)
Proceeds from issuance of long-term debt	25,677	16,792
Repayment of long-term debt	(14,688)	(7,492)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	700	450
Proceeds from issuance of common stock	544	412
Repurchase of common stock	(1,289)	(1,206)
Payment of cash dividends on preferred and common stock	(1,767)	(1,402)
Other, net	638	46

Net cash provided by financing activities	36,478	13,190

Net change in cash and due from banks	(2,397)	(1,155)

Cash and due from banks at beginning of period	17,820	16,968

Cash and due from banks at end of period	$15,423	$15,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,586	$3,053
Income taxes	2,429	1,881
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$375	$352
Net transfers from mortgages held for sale to loans	282	224

WELLS FARGO & COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Wells Fargo & Company and Subsidiaries (consolidated) (the Company) is a diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and financial institutions in all 50 states of the U.S. and in other countries. Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies consolidation requirements for certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are referred to as variable interest entities (VIEs). An enterprise’s variable interest in a variable interest entity arises from either contractual, ownership, or other monetary interests in the entity, which change with the entity’s net asset value changes. Effective for VIEs formed after January 31, 2003, and effective for all existing VIEs on December 31, 2003, the Company must consolidate a VIE if it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

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

		Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)		2003	2002		2003	2002

Net income, as reported		$1,561	$1,444		$4,578	$3,968
Add:	Stock-based employee compensation expense included in reported net income, net of tax	1	1		2	3
Less:	Total stock-based employee compensation expense under the fair value method for all awards, net of tax	47	49		150	145

Net income, pro forma		$1,515	$1,396		$4,430	$3,826

Earnings per common share
As reported		$.93	$.85		$2.73	$2.33
Pro forma		.90	.82		2.64	2.24
Diluted earnings per common share
As reported		$.92	$.84		$2.70	$2.30
Pro forma		.89	.81		2.61	2.21

2. Business Combinations

The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the nine months ended September 30, 2003 include:

(in millions)	Date	Assets

Certain assets of Telmark, LLC, Syracuse, New York	February 28	$660
Other (1)	Various	112

		$772

(1)	Consists of 11 acquisitions of asset management, commercial real estate brokerage, bankruptcy administration and insurance brokerage businesses.

The Company had three pending business combinations as of September 30, 2003, with approximately $3.0 billion in total assets, including the pending acquisition of Pacific Northwest Bancorp, with approximately $2.9 billion in assets. These transactions were subsequently completed on October 31, 2003.

3. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets are presented in the following table:

	September 30, 2003		September 30, 2002
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$14,756	$7,167	$10,342	$4,168
Core deposit intangibles	2,415	1,654	2,415	1,510
Other	387	273	373	249

Total amortized intangible assets	$17,558	$9,094	$13,130	$5,927

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $1,824 million at September 30, 2003 and $1,759 million at September 30, 2002. The carrying value of mortgage servicing rights was $5,765 million at September 30, 2003 and $4,415 million at September 30, 2002. See Note 8 (Mortgage Banking Activities) for further information.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Nine months ended September 30, 2003 (actual)	$2,301	$107	$22	$2,430

Three months ended December 31, 2003 (estimate)	$499	$34	$7	$540

Estimate for year ended December 31,
2004	$1,601	$131	$23	$1,755
2005	1,091	120	16	1,227
2006	838	108	13	959
2007	679	99	12	790
2008	549	91	11	651

The projections of amortization expense shown above for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. The projections of amortization expense shown above for core deposit intangibles are based on existing asset balances at September 30, 2003. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

4. Goodwill

The following table summarizes changes in the carrying amount of goodwill as allocated to the Company’s operating segments for the purpose of goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

Balance December 31, 2001	$6,139	$2,781	$607	$9,527
Goodwill from business combinations	627	18	6	651
Transitional goodwill impairment charge	—	(133)	(271)	(404)
Goodwill written off related to divestitures of businesses	(30)	—	—	(30)

Balance September 30, 2002	$6,736	$2,666	$342	$9,744

Balance December 31, 2002	$6,743	$2,667	$343	$9,753
Goodwill from business combinations	31	60	—	91
Foreign currency translation adjustments	—	—	5	5

Balance September 30, 2003	$6,774	$2,727	$348	$9,849

Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company’s operating segments for management reporting discussed in Note 7 (Operating Segments). The balance of goodwill for management reporting is summarized below:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

September 30, 2002	$2,889	$716	$342	$5,797	$9,744

September 30, 2003	$2,927	$777	$348	$5,797	$9,849

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

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2003		2002		2002		2003		2002		2002		Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000		1,460,000		1,460,000		$73		$73		$73		5.50%	10.50%

2003 ESOP Cumulative Convertible (2)	85,324		—		—		85		—		—		8.50	9.50

2002 ESOP Cumulative Convertible (2)	56,741		64,049		85,727		57		64		86		10.50	11.50

2001 ESOP Cumulative Convertible (2)	42,606		46,126		56,826		43		46		57		10.50	11.50

2000 ESOP Cumulative Convertible (2)	32,092		34,742		38,242		32		35		38		11.50	12.50

1999 ESOP Cumulative Convertible (2)	12,532		13,222		14,722		13		13		14		10.30	11.30

1998 ESOP Cumulative Convertible (2)	4,875		5,095		5,745		5		5		6		10.75	11.75

1997 ESOP Cumulative Convertible (2)	5,481		5,876		7,076		5		6		7		9.50	10.50

1996 ESOP Cumulative Convertible (2)	4,327		5,407		6,907		4		6		7		8.50	9.50

1995 ESOP Cumulative Convertible (2)	2,008		3,043		4,743		2		3		5		10.00	10.00

ESOP Cumulative Convertible (2)	—		—		612		—		—		1		9.00	9.00

Unearned ESOP shares (3)	—		—		—		(263)		(190)		(236)		—	—

Total	1,705,986		1,637,560		1,680,600		$56		$61		$58

(1)	Liquidation preference $50. On October 13, 2003, the Company called all of the shares. The shares will be redeemed on November 15, 2003 at the stated liquidation price plus accrued dividends.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

6. Earnings Per Common Share

The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

		Quarter			Nine months
		ended September 30		,	ended September 30	,
	(in millions, except per share amounts)	2003	2002		2003	2002

	Net income before effect of change in accounting principle	$1,561	$1,444		$4,578	$4,244
	Less: Preferred stock dividends	1	1		3	3

	Net income applicable to common stock before effect of change in accounting principle (numerator)	1,560	1,443		4,575	4,241

	Cumulative effect of change in accounting principle (numerator)	—	—		—	(276)
	Net income applicable to common stock (numerator)	$1,560	$1,443		$4,575	$3,965

	EARNINGS PER COMMON SHARE
	Average common shares outstanding (denominator)	1,677.2	1,700.7		1,678.0	1,704.7

	Per share before effect of change in accounting principle	$.93	$.85		$2.73	$2.49
	Per share effect of change in accounting principle	—	—		—	(.16)

	Per share	$.93	$.85		$2.73	$2.33

	DILUTED EARNINGS PER COMMON SHARE
	Average common shares outstanding	1,677.2	1,700.7		1,678.0	1,704.7
Add:	Stock options	16.3	16.8		14.2	17.6
	Restricted share rights	.4	.3		.4	.3

	Diluted average common shares outstanding (denominator)	1,693.9	1,717.8		1,692.6	1,722.6

	Per share before effect of change in accounting principle	$.92	$.84		$2.70	$2.46
	Per share effect of change in accounting principle	—	—		—	(.16)

	Per share	$.92	$.84		$2.70	$2.30

At September 30, 2003 and 2002, options to purchase 34.7 million and 36.5 million shares, respectively, were outstanding but not included in the computation of earnings per share. The exercise price was higher than the market price, and the options were therefore antidilutive.

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

The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales generally up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, securities brokerage and insurance through affiliates and venture capital financing. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans, servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.

Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, in-store banking centers, business centers and ATMs. Additionally, PhoneBank SM centers and the National Business Banking Center provide 24-hour telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products, insurance brokerage services, and investment banking services. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade

Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, Canada and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Wells Fargo Financial also provides credit cards, and lease and other commercial financing.

The Reconciliation Column consists of Corporate level equity investment activities and balances and unallocated goodwill balances held at the enterprise level.

The following table provides the results for the Company’s three major operating segments.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Reconciliation		Consolidated
average balances in billions)	Banking		Banking		Financial		column (3)		Company

Quarter ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (1)	$3,056	$2,664	$556	$556	$599	$477	$(3)	$(2)	$4,208	$3,695
Provision for loan losses (2)	221	180	54	60	159	155	—	—	434	395
Noninterest income	2,146	1,744	707	512	97	95	8	(6)	2,958	2,345
Noninterest expense	3,428	2,574	629	564	343	268	—	1	4,400	3,407

Income (loss) before income tax expense (benefit)	1,553	1,654	580	444	194	149	5	(9)	2,332	2,238
Income tax expense (benefit)	488	581	208	159	73	57	2	(3)	771	794

Net income (loss)	$1,065	$1,073	$372	$285	$121	$92	$3	$(6)	$1,561	$1,444

Average loans	$149.8	$117.1	$49.0	$49.1	$21.2	$15.6	$—	$—	$220.0	$181.8
Average assets	290.3	226.4	75.7	71.3	22.9	17.4	6.2	6.1	395.1	321.2
Average core deposits	191.8	166.1	23.8	18.2	.1	.1	—	—	215.7	184.4

Nine months ended September 30,

Net interest income (1)	$8,849	$7,936	$1,667	$1,691	$1,672	$1,370	$(7)	$(8)	$12,181	$10,989
Provision for loan losses (2)	681	648	154	218	448	429	—	—	1,283	1,295
Noninterest income	5,942	5,013	2,015	1,728	283	273	9	10	8,249	7,024
Noninterest expense	9,289	7,579	1,885	1,747	973	810	2	3	12,149	10,139

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	4,821	4,722	1,643	1,454	534	404	—	(1)	6,998	6,579
Income tax expense (benefit)	1,638	1,662	580	521	202	153	—	(1)	2,420	2,335

Net income before effect of change in accounting principle	3,183	3,060	1,063	933	332	251	—	—	4,578	4,244
Cumulative effect of change in accounting principle	—	—	—	(98)	—	(178)	—	—	—	(276)

Net income	$3,183	$3,060	$1,063	$835	$332	$73	$—	$—	$4,578	$3,968

Average loans	$140.8	$113.4	$49.4	$49.5	$19.3	$14.8	$—	$—	$209.5	$177.7
Average assets	271.9	222.5	76.1	70.3	21.1	16.6	6.2	6.2	375.3	315.6
Average core deposits	184.1	162.5	21.8	17.9	.1	.1	—	—	206.0	180.5

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	Generally, the provision for loan losses represents actual net charge-offs for each operating segment.
(3)	The reconciling items for net interest income, noninterest income and net income are from Corporate level equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

8. Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:

	Quarter			Nine months
	ended September 30		,	ended September 30		,
(in millions)	2003	2002		2003	2002

Origination and other closing fees	$393	$271		$1,003	$696
Servicing fees, net of amortization
and provision for impairment (1)	(82)	(158)		(1,266)	(279)
Net gains on mortgage loan originations/
sales activities	319	226		1,787	519
All other	143	87		353	262

Total mortgage banking	$773	$426		$1,877	$1,198

(1)	Includes impairment write-downs on other retained interests of $2 million and $59 million for the quarters ended September 30, 2003 and 2002, respectively, and $79 million and $496 million for the nine months ended September 30, 2003 and 2002, respectively.

Net of valuation allowance, mortgage servicing rights (MSRs) totaled $5.8 billion (1.03% of total mortgage loans serviced for others) at September 30, 2003, compared with $4.4 billion (.89%) at September 30, 2002.

Each quarter, the Company evaluates MSRs for possible impairment based on the difference between the carrying amount and current fair value of the MSRs, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs asset and the valuation allowance, precluding subsequent reversals. See Note 1 (Summary of Significant Accounting Policies - Transfer and Servicing of Financial Assets) to Financial Statements in the Company’s 2002 Form 10-K for additional discussion of the Company’s policy for valuation of MSRs. The Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a write-down of $492 million and $1,338 million in the quarter and nine months ended September 30, 2003, respectively, and $887 million in the quarter ended September 30, 2002.

The following table summarizes the changes in mortgage servicing rights:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2003	2002	2003	2002

Mortgage servicing rights:
Balance, beginning of period	$6,375	$7,865	$6,677	$7,365
Originations (1)	1,377	492	2,872	1,615
Purchases (1)	874	268	1,730	984
Amortization	(572)	(534)	(2,301)	(1,271)
Write-down	(492)	(887)	(1,338)	(887)
Other (includes changes in mortgage
servicing rights due to hedging)	27	(1,030)	(51)	(1,632)

Balance, end of period	$7,589	$6,174	$7,589	$6,174

Valuation Allowance:
Balance, beginning of period	$2,554	$1,909	$2,188	$1,124
Provision for mortgage servicing rights in excess of fair value	—	737	1,212	1,522
Reversal of provision for mortgage servicing
rights in excess of fair value	(238)	—	(238)	—
Write-down of mortgage servicing rights	(492)	(887)	(1,338)	(887)

Balance, end of period	$1,824	$1,759	$1,824	$1,759

Mortgage servicing rights, net	$5,765	$4,415	$5,765	$4,415

(1)	Based on September 30, 2003 assumptions, the weighted-average amortization period for mortgage servicing rights added during third quarter 2003 and the first nine months of 2003 was approximately 7.4 years and 5.6 years, respectively.

The following table provides the components of the Company’s managed servicing portfolio:

	September 30		,
(in billions)	2003	2002

Managed Servicing Portfolio:
Loans serviced for others	$560	$495
Owned loans serviced (portfolio and held for sale)	114	75

Total owned servicing	674	570
Sub-servicing	18	45

Total managed servicing	$692	$615

9. Guarantees

Significant guarantees that the Company provides to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to certain business combinations and contingent performance guarantees.

The Company issues standby letters of credit, which include performance and financial guarantees, on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $7.8 billion at September 30, 2003, including financial guarantees of $4.0 billion that the Company had issued or purchased participations in. A major portion of fees received from the issuance of standby letters of credit are deferred and, at September 30, 2003, were immaterial to the Company’s financial statements.

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

The Company writes options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At September 30, 2003, the fair value reflected in the Company’s balance sheet of the written options liability was $316 million and the written floors and caps liability was $208 million. The Company’s ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. Options written to customers are predominantly offset with purchased options; other written options are entered into to mitigate balance sheet risk.

The Company also enters into credit default swaps under which it buys protection from or sells protection to a counterparty in the event of default of a reference obligation. At September 30, 2003, the gross carrying amount of the contracts sold was a $15 million liability. The maximum amount the Company would be required to pay under those swaps in which it sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.52 billion. The Company has bought protection of $2.51 billion of notional exposure. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which the Company is providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions made by the Company, the terms of the acquisition agreement provide for deferred payments or additional consideration based on certain performance targets. At September 30, 2003, the amount of contingent consideration expected to be paid was not material to the Company’s financial statements.

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

10. Derivative Instruments and Hedging Activities

Fair Value Hedges

The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the overall evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $267 million and $916 million in the third quarter and first nine months of 2003, respectively, compared with a net gain of $432 million and $910 million in the same periods of 2002. The ineffective portion of the change in value of these derivatives was a net loss of $473 million and $164 million in the third quarter and first nine months of 2003, respectively, compared with a net gain of $338 million and $934 million in the same periods of 2002. The net derivative loss of $206 million in the third quarter of 2003 was offset by a reversal of the valuation provision for impairment on mortgage servicing rights of $238 million in the third quarter of 2003. The net derivative gain of $752 million in the first nine months of 2003 was more than offset by higher valuation provision (net of reversal) for impairment on mortgage servicing rights of $974 million. The total gains on the mortgage-related derivative contracts and valuation provision for impairment are included in mortgage banking noninterest income. See Note 8 (Mortgage Banking Activities).

In fourth quarter 2002, the Company began using derivative contracts to hedge changes in fair value of certain commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. The Company originates these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $6 million and $17 million for the third quarter and first nine months of 2003, respectively, recorded in mortgage banking noninterest income. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness.

The Company also enters into interest rate swaps to convert certain of its fixed-rate senior and subordinated debt to floating-rate debt. The ineffective portion of these fair value hedges was not material in the third quarter and first nine months of 2003 and 2002.

As of September 30, 2003, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

The Company uses derivative contracts to hedge forecasted sales of its mortgage loans and to convert commercial floating-rate loans and certain of its floating-rate senior debt to fixed rates. The Company recognized a net gain of $131 million and $77 million in the third quarter and first nine months of 2003, respectively, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $81 million and $250 million in the same periods of 2002. All components of gain or loss on these derivative contracts are included in the assessment of hedge effectiveness. As of September 30, 2003, all designated cash flow hedges continued to qualify as cash flow hedges.

At September 30, 2003, the Company expected that $389 million of deferred net losses on derivative instruments included in other comprehensive income will be reclassified to earnings during the next twelve months, compared with $102 million of deferred net losses at September 30, 2002. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the same line item in which the hedged item’s effect in earnings is recorded. The Company is hedging its exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for hedges converting floating-rate loans to fixed, four years for hedges converting floating-rate senior debt to fixed, and one year for hedges of forecasted sales of mortgage loans.

Derivative Financial Instruments — Summary Information

The following table summarizes the credit risk amount and estimated net fair value for the Company’s derivative financial instruments.

	September 30, 2003		December 31, 2002
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$2,975	$1,854	$3,438	$2,631

CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	2,932	(115)	3,343	31
Commodity contracts	70	—	28	4
Equity contracts	89	(6)	29	(20)
Foreign exchange contracts	381	44	271	30
Credit contracts	32	(16)	52	(11)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by counterparties.

11. Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures

In February 2002, the Company formed Wells Fargo Capital VII and Wells Fargo Capital VIII (the Trusts), to issue trust preferred securities. In May 2003, Wells Fargo Capital VII issued to the public $500 million in trust preferred securities in the form of its 5.85% Capital Securities and issued to the Company $15 million of trust common securities. Wells Fargo Capital VII used the proceeds to purchase $515 million of the Company’s 5.85% junior subordinated debentures due May 2033 (the May Debentures). In July 2003, Wells Fargo Capital VIII issued to the public $200 million in trust preferred securities in the form of its 5.625% Capital Securities and issued to the Company $6 million of trust common securities. Wells Fargo Capital VIII used the proceeds to purchase $206 million of the Company’s 5.625% junior subordinated debentures due August 2033 (together with the May Debentures, the Debentures). The Debentures are the sole assets of the Trusts and are subordinate to all of the Company’s existing and future obligations for borrowed or purchased money, obligations under letters of credit and certain derivative contracts, and any guarantees by the Company of any of such obligations. Concurrent with the issuance of the Debentures and the trust preferred and common securities, the Company issued a guarantee related to the trust preferred securities for the benefit of the holders.

The Company treats the trust preferred securities as Tier 1 capital. The Debentures, the common securities issued by the Trusts, and the related income effects are eliminated within the Company’s consolidated financial statements. The Company’s obligations under the Debentures, the related indentures, the trust agreements relating to the trust securities, and the guarantee constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities.

The Debentures are subject to redemption at the option of the Company, subject to prior regulatory approval, in whole or in part on or after May 2008 for Wells Fargo Capital VII and July 2008 for Wells Fargo Capital VIII, or in whole, but not in part, within 90 days after the occurrence of certain events that either would have a negative tax effect on the Trusts or the Company, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in the Trusts being treated as investment companies. Upon repayment of the Debentures at their stated maturity or following their earlier redemption, the Trusts will use the proceeds of such repayment to redeem an equivalent amount of outstanding trust preferred securities and trust common securities.

12. Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (See Note 7 to Financial Statements) consists of WFFI and other affiliated consumer finance entities managed by WFFI but not included in WFFI reported below.

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,041	$—	$—	$(1,041)	$—
Nonbank	100	—	—	(100)	—
Interest income from loans	—	731	2,817	—	3,548
Interest income from subsidiaries	155	—	—	(155)	—
Other interest income	20	19	1,458	—	1,497

Total interest income	1,316	750	4,275	(1,296)	5,045

Short-term borrowings	19	18	92	(57)	72
Long-term debt	145	199	85	(80)	349
Other interest expense	—	—	416	—	416

Total interest expense	164	217	593	(137)	837

NET INTEREST INCOME	1,152	533	3,682	(1,159)	4,208
Provision for loan losses	—	219	215	—	434

Net interest income after
provision for loan losses	1,152	314	3,467	(1,159)	3,774

NONINTEREST INCOME
Fee income – nonaffiliates	—	55	1,729	—	1,784
Other	35	51	1,109	(21)	1,174

Total noninterest income	35	106	2,838	(21)	2,958

NONINTEREST EXPENSE
Salaries and benefits	37	188	1,955	—	2,180
Other	(45)	139	2,165	(39)	2,220

Total noninterest expense	(8)	327	4,120	(39)	4,400

INCOME BEFORE INCOME TAX
EXPENSE AND EQUITY
IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	1,195	93	2,185	(1,141)	2,332
Income tax expense	30	35	706	—	771
Equity in undistributed income of subsidiaries	396	—	—	(396)	—

NET INCOME	$1,561	$58	$1,479	$(1,537)	$1,561

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,525	$—	$—	$(1,525)	$—
Nonbank	144	—	—	(144)	—
Interest income from loans	—	591	2,809	—	3,400
Interest income from subsidiaries	95	—	—	(95)	—
Other interest income	18	20	1,261	—	1,299

Total interest income	1,782	611	4,070	(1,764)	4,699

Short-term borrowings	31	26	134	(67)	124
Long-term debt	113	141	123	(10)	367
Other interest expense	—	—	513	—	513

Total interest expense	144	167	770	(77)	1,004

NET INTEREST INCOME	1,638	444	3,300	(1,687)	3,695
Provision for loan losses	—	152	243	—	395

Net interest income after
provision for loan losses	1,638	292	3,057	(1,687)	3,300

NONINTEREST INCOME
Fee income – nonaffiliates	—	54	1,582	—	1,636
Other	26	58	641	(16)	709

Total noninterest income	26	112	2,223	(16)	2,345

NONINTEREST EXPENSE
Salaries and benefits	37	141	1,682	—	1,860
Other	11	107	1,464	(35)	1,547

Total noninterest expense	48	248	3,146	(35)	3,407

INCOME BEFORE INCOME TAX
(BENEFIT) EXPENSE AND EQUITY
IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	1,616	156	2,134	(1,668)	2,238
Income tax (benefit) expense	(61)	57	798	—	794
Equity in undistributed income of subsidiaries	(233)	—	—	233	—

NET INCOME	$1,444	$99	$1,336	$(1,435)	$1,444

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,831	$—	$—	$(2,831)	$—
Nonbank	820	—	—	(820)	—
Interest income from loans	2	2,038	8,400	—	10,440
Interest income from subsidiaries	390	—	—	(390)	—
Other interest income	55	57	4,227	—	4,339

Total interest income	4,098	2,095	12,627	(4,041)	14,779

Short-term borrowings	61	62	323	(192)	254
Long-term debt	406	511	255	(152)	1,020
Other interest expense	—	—	1,324	—	1,324

Total interest expense	467	573	1,902	(344)	2,598

NET INTEREST INCOME	3,631	1,522	10,725	(3,697)	12,181
Provision for loan losses	—	549	734	—	1,283

Net interest income after
provision for loan losses	3,631	973	9,991	(3,697)	10,898

NONINTEREST INCOME
Fee income – nonaffiliates	—	155	4,938	—	5,093
Other	110	160	2,948	(62)	3,156

Total noninterest income	110	315	7,886	(62)	8,249

NONINTEREST EXPENSE
Salaries and benefits	104	527	5,564	—	6,195
Other	(1)	398	5,665	(108)	5,954

Total noninterest expense	103	925	11,229	(108)	12,149

INCOME BEFORE INCOME TAX
(BENEFIT) EXPENSE AND EQUITY
IN UNDISTRIBUTED INCOME OF
SUBSIDIARIES	3,638	363	6,648	(3,651)	6,998
Income tax (benefit) expense	(43)	137	2,326	—	2,420
Equity in undistributed income of subsidiaries	897	—	—	(897)	—

NET INCOME	$4,578	$226	$4,322	$(4,548)	$4,578

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,004	$—	$—	$(3,004)	$—
Nonbank	190	—	—	(190)	—
Interest income from loans	—	1,688	8,384	—	10,072
Interest income from subsidiaries	264	—	—	(264)	—
Other interest income	61	59	3,814	—	3,934

Total interest income	3,519	1,747	12,198	(3,458)	14,006
Short-term borrowings	103	76	434	(184)	429
Long-term debt	330	403	336	(28)	1,041
Other interest expense	—	—	1,547	—	1,547

Total interest expense	433	479	2,317	(212)	3,017

NET INTEREST INCOME	3,086	1,268	9,881	(3,246)	10,989
Provision for loan losses	—	451	844	—	1,295

Net interest income after
provision for loan losses	3,086	817	9,037	(3,246)	9,694

NONINTEREST INCOME
Fee income – nonaffiliates	—	151	4,531	—	4,682
Other	135	170	2,092	(55)	2,342

Total noninterest income	135	321	6,623	(55)	7,024

NONINTEREST EXPENSE
Salaries and benefits	128	422	4,904	—	5,454
Other	29	324	4,438	(106)	4,685

Total noninterest expense	157	746	9,342	(106)	10,139

INCOME BEFORE INCOME TAX
(BENEFIT) EXPENSE,
EQUITY IN UNDISTRIBUTED
INCOME OF SUBSIDIARIES
AND EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	3,064	392	6,318	(3,195)	6,579
Income tax (benefit) expense	(161)	144	2,352	—	2,335
Equity in undistributed income of subsidiaries	762	—	—	(762)	—

NET INCOME BEFORE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	3,987	248	3,966	(3,957)	4,244
Cumulative effect of change
in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$3,968	$248	$3,709	$(3,957)	$3,968

Condensed Consolidating Balance Sheet

	September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,922	$24	$—	$(4,946)	$—
Nonaffiliates	233	158	17,724	—	18,115
Securities available for sale	1,093	1,663	27,511	(7)	30,260
Mortgages and loans held for sale	—	—	62,638	—	62,638

Loans	1	21,718	210,125	—	231,844
Loans to nonbank subsidiaries	23,856	802	—	(24,658)	—
Allowance for loan losses	—	753	3,140	—	3,893

Net loans	23,857	21,767	206,985	(24,658)	227,951

Investments in subsidiaries:
Bank	32,723	—	—	(32,723)	—
Nonbank	3,777	—	—	(3,777)	—
Other assets	2,831	737	48,991	(710)	51,849

Total assets	$69,436	$24,349	$363,849	$(66,821)	$390,813

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits	$—	$107	$256,288	$(4,959)	$251,436
Short-term borrowings	786	4,597	31,702	(11,496)	25,589
Accrued expenses and other liabilities	1,399	970	20,447	(3,977)	18,839
Long-term debt	30,253	16,574	20,538	(8,373)	58,992
Indebtedness to subsidiaries	1,976	—	—	(1,976)	—
Guaranteed preferred beneficial interests in
Company’s subordinated debentures	2,650	—	935	—	3,585

Total liabilities	37,064	22,248	329,910	(30,781)	358,441
Stockholders’ equity	32,372	2,101	33,939	(36,040)	32,372

Total liabilities and stockholders’ equity	$69,436	$24,349	$363,849	$(66,821)	$390,813

Condensed Consolidating Balance Sheet

	September 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$3,687	$51	$—	$(3,738)	$—
Nonaffiliates	182	170	19,508	—	19,860
Securities available for sale	1,148	1,517	30,315	(6)	32,974
Mortgages and loans held for sale	—	—	47,861	—	47,861

Loans	2	15,541	170,767	—	186,310
Loans to nonbank subsidiaries	11,252	601	—	(11,853)	—
Allowance for loan losses	—	593	3,268	—	3,861

Net loans	11,254	15,549	167,499	(11,853)	182,449

Investments in subsidiaries:
Bank	31,160	—	—	(31,160)	—
Nonbank	4,418	—	—	(4,418)	—
Other assets	2,487	690	48,709	(780)	51,106

Total assets	$54,336	$17,977	$313,892	$(51,955)	$334,250

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Deposits	$—	$86	$209,415	$(3,745)	$205,756
Short-term borrowings	3,090	4,480	30,983	(8,183)	30,370
Accrued expenses and other liabilities	1,304	725	18,595	(1,283)	19,341
Long-term debt	17,382	10,350	21,121	(3,029)	45,824
Indebtedness to subsidiaries	536	—	—	(536)	—
Guaranteed preferred beneficial interests in
Company’s subordinated debentures	1,950	—	935	—	2,885

Total liabilities	24,262	15,641	281,049	(16,776)	304,176
Stockholders’ equity	30,074	2,336	32,843	(35,179)	30,074

Total liabilities and stockholders’ equity	$54,336	$17,977	$313,892	$(51,955)	$334,250

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$3,866	$1,057	$(1,670)	$3,253

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	138	309	5,610	6,057
Proceeds from prepayments and maturities	128	178	9,919	10,225
Purchases	(333)	(612)	(18,172)	(19,117)
Net cash paid for acquisitions	(33)	(600)	(183)	(816)
Increase in banking subsidiaries’ loans
resulting from originations, net of collections	—	—	(17,972)	(17,972)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	1,259	1,259
Purchases (including participations) of loans by
banking subsidiaries	—	—	(13,468)	(13,468)
Principal collected on nonbank entities’ loans	3,683	9,622	449	13,754
Loans originated by nonbank entities	—	(14,842)	(568)	(15,410)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,042)	—	1,042	—
Capital notes and term loans made to subsidiaries	(11,225)	—	11,225	—
Principal collected on notes/loans made to subsidiaries	3,583	—	(3,583)	—
Net decrease (increase) in investment in subsidiaries	37	—	(37)	—
Other, net	—	85	(3,043)	(2,958)

Net cash used by investing activities	(8,746)	(5,860)	(27,522)	(42,128)

Cash flows from financing activities:
Net increase in deposits	—	19	34,501	34,520
Net decrease in short-term borrowings	(1,502)	(1,057)	(5,298)	(7,857)
Proceeds from issuance of long-term debt	13,553	7,976	4,148	25,677
Repayment of long-term debt	(3,364)	(1,648)	(9,676)	(14,688)
Proceeds from issuance of guaranteed preferred beneficial
interests in Company’s subordinated debentures	700	—	—	700
Proceeds from issuance of common stock	544	—	—	544
Repurchase of common stock	(1,289)	—	—	(1,289)
Payment of cash dividends on preferred and common stock	(1,767)	(600)	600	(1,767)
Other, net	—	—	638	638

Net cash provided by financing activities	6,875	4,690	24,913	36,478

Net change in cash and due from banks	1,995	(113)	(4,279)	(2,397)
Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$5,155	$182	$10,086	$15,423

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2002
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$3,620	$776	$(10,802)	$(6,406)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	386	636	13,544	14,566
Proceeds from prepayments and maturities	96	98	6,302	6,496
Purchases	(131)	(845)	(10,483)	(11,459)
Net cash (paid for) acquired from acquisitions	(577)	(281)	284	(574)
Increase in banking subsidiaries’ loans
resulting from originations, net of collections	—	—	(8,129)	(8,129)
Proceeds from sales (including participations) of loans
by banking subsidiaries	—	—	877	877
Purchases (including participations) of loans by
banking subsidiaries	—	—	(1,950)	(1,950)
Principal collected on nonbank entities’ loans	—	8,035	406	8,441
Loans originated by nonbank entities	—	(10,235)	(375)	(10,610)
Net advances to nonbank entities	(844)	—	844	—
Principal collected on notes/loans made to subsidiaries	231	—	(231)	—
Net decrease (increase) in investment in subsidiaries	209	—	(209)	—
Other, net	—	(14)	(5,583)	(5,597)

Net cash used by investing activities	(630)	(2,606)	(4,703)	(7,939)

Cash flows from financing activities:
Net increase in deposits	—	9	13,881	13,890
Net (decrease) increase in short-term borrowings	(3,059)	330	(5,571)	(8,300)
Proceeds from issuance of long-term debt	5,308	2,827	8,657	16,792
Repayment of long-term debt	(2,534)	(1,325)	(3,633)	(7,492)
Proceeds from issuance of guaranteed preferred beneficial
interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	412	—	—	412
Repurchase of common stock	(1,206)	—	—	(1,206)
Payment of cash dividends on preferred and common stock	(1,402)	(45)	45	(1,402)
Other, net	—	—	46	46

Net cash (used) provided by financing activities	(2,031)	1,796	13,425	13,190

Net change in cash and due from banks	959	(34)	(2,080)	(1,155)
Cash and due from banks at beginning of period	2,910	255	13,803	16,968

Cash and due from banks at end of period	$3,869	$221	$11,723	$15,813

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

					% Change
	Quarter ended			Sept. 30, 2003 from		Nine months ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	%
(in millions, except per share amounts)	2003	2003	2002	2003	2002	2003	2002	Change

For the Period

Before effect of change in accounting principle (1)
Net income	$1,561	$1,525	$1,444	2%	8%	$4,578	$4,244	8%
Diluted earnings per common share	.92	.90	.84	2	10	2.70	2.46	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.57%	1.63%	1.78%	(4)	(12)	1.63%	1.80%	(9)
Net income applicable to common stock to
average common stockholders’ equity (ROE)	18.86	19.60	19.38	(4)	(3)	19.39	19.69	(2)

After effect of change in accounting principle
Net income	$1,561	$1,525	$1,444	2	8	$4,578	$3,968	15
Diluted earnings per common share	.92	.90	.84	2	10	2.70	2.30	17

Profitability ratios (annualized)
ROA	1.57%	1.63%	1.78%	(4)	(12)	1.63%	1.68%	(3)
ROE	18.86	19.60	19.38	(4)	(3)	19.39	18.41	5

Efficiency ratio (2)	61.4	58.9	56.4	4	9	59.5	56.3	6

Total revenue	$7,166	$6,755	$6,040	6	19	$20,430	$18,013	13

Dividends declared per common share	.45	.30	.28	50	61	1.05	.82	28

Average common shares outstanding	1,677.2	1,675.7	1,700.7	—	(1)	1,678.0	1,704.7	(2)
Diluted average common shares outstanding	1,693.9	1,690.6	1,717.8	—	(1)	1,692.6	1,722.6	(2)

Average loans	$220,027	$208,912	$181,782	5	21	$209,453	$177,749	18
Average assets	395,057	375,149	321,217	5	23	375,272	315,568	19
Average core deposits	215,685	205,428	184,448	5	17	206,041	180,521	14

Net interest margin	5.03%	5.12%	5.52%	(2)	(9)	5.14%	5.62%	(9)

At Period End
Securities available for sale	$30,260	$24,625	$32,974	23	(8)	$30,260	$32,974	(8)
Loans	231,844	215,392	186,310	8	24	231,844	186,310	24
Allowance for loan losses	3,893	3,894	3,861	—	1	3,893	3,861	1
Goodwill	9,849	9,803	9,744	—	1	9,849	9,744	1
Assets	390,813	369,645	334,250	6	17	390,813	334,250	17
Core deposits	209,422	210,722	190,606	(1)	10	209,422	190,606	10
Common stockholders’ equity	32,316	32,223	30,016	—	8	32,316	30,016	8
Stockholders’ equity	32,372	32,275	30,074	—	8	32,372	30,074	8
Tier 1 capital (3)	24,569	23,850	21,026	3	17	24,569	21,026	17
Total capital (3)	35,089	34,388	30,547	2	15	35,089	30,547	15

Capital ratios
Common stockholders’ equity to assets	8.27%	8.72%	8.98%	(5)	(8)	8.27%	8.98%	(8)
Stockholders’ equity to assets	8.28	8.73	9.00	(5)	(8)	8.28	9.00	(8)
Risk-based capital (3)
Tier 1 capital	8.07	7.93	7.84	2	3	8.07	7.84	3
Total capital	11.53	11.43	11.39	1	1	11.53	11.39	1
Tier 1 leverage (3)	6.44	6.59	6.83	(2)	(6)	6.44	6.83	(6)

Book value per common share	$19.27	$19.20	$17.67	—	9	$19.27	$17.67	9

Staff (active, full-time equivalent)	139,200	135,500	125,700	3	11	139,200	125,700	11

Common Stock Price
High	$53.71	$52.80	$54.84	2	(2)	$53.71	$54.84	(2)
Low	48.90	45.01	38.10	9	28	43.27	38.10	14
Period end	51.50	50.40	48.16	2	7	51.50	48.16	7

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)	See the Regulatory and Agency Capital Requirements section for additional information.

This report, including the Financial Statements and related Notes and the information in response to Items 2, 3 and 4 of Form 10-Q, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” beginning on page 57 of this report for a discussion of some of the factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $391 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at September 30, 2003. In this Form 10-Q, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Certain amounts in the Financial Review for prior periods have been reclassified to conform with the current financial statement presentation.

Net income for third quarter 2003 increased 8% to $1.56 billion, from $1.44 billion for third quarter 2002. Diluted earnings per common share for third quarter 2003 were $.92, up 10%, compared with $.84 for third quarter 2002. Return on average assets (ROA) was 1.57% and return of average common equity (ROE) was 18.86% for third quarter 2003, compared with 1.78% and 19.38%, respectively, for the same period of 2002.

In third quarter 2003, taking advantage of interest rates and equity markets, the Company took a number of strategic actions which will benefit future financial performance but which had the effect of reducing third quarter 2003 earnings by $171 million after-tax, or $.10 per share. These actions included repositioning the bond portfolio, retiring $1.8 billion of term debt previously issued at higher costs, contributing approximately 40% of the Company’s public stock portfolio to the Wells Fargo Foundation (a tax-efficient way of funding this expense), consolidating certain Company-owned facilities and operations to reduce future occupancy and operating costs, and renegotiating certain vendor contracts to reduce on-going equipment and software expenses. The $.10 per share reduction in earnings from these actions, which will benefit future financial performance, includes both revenue and expense impacts and is after the net tax benefits associated with the public stock donations.

Net income for the first nine months of 2003 was $4.58 billion, or $2.70 per share, compared with $4.24 billion, or $2.46 per share, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first nine months of 2002. On the same basis, ROA was 1.63% in the first nine months of 2003, compared with 1.80% for the first nine months of 2002. ROE was 19.39% in the first nine months of 2003, compared with 19.69% for the first nine months of 2002.

Net interest income on a taxable-equivalent basis was $4.23 billion for third quarter 2003 and $12.24 billion for the first nine months of 2003, compared with $3.72 billion and $11.07 billion for the same periods of 2002. The Company’s net interest margin was 5.03% and 5.14% for the third quarter and first nine months of 2003, respectively, compared with 5.52% and 5.62% for the same periods of 2002.

Noninterest income was $2.96 billion and $8.25 billion for the third quarter and first nine months of 2003, respectively, compared with $2.35 billion and $7.02 billion for the same periods of 2002. The strategic actions taken in third quarter 2003 reduced noninterest income by $100 million.

Revenue, the sum of net interest income and noninterest income, increased 19% to $7.17 billion in third quarter 2003 from $6.04 billion in third quarter 2002. Revenue increased 13% to $20.43 billion in the first nine months of 2003 from $18.01 billion in the first nine months of 2002.

Noninterest expense was $4.40 billion and $12.15 billion for the third quarter and first nine months of 2003, respectively, compared with $3.41 billion and $10.14 billion for the same periods of 2002. The strategic actions taken in third quarter 2003 accounted for $233 million, or 23%, of the growth in expenses from third quarter 2002. These strategic actions were part of the Company’s on-going efforts to improve operating efficiency and will reduce future donations expense, occupancy costs and equipment and software costs.

During third quarter 2003, net charge-offs were $434 million, or .78% of average total loans (annualized), compared with $415 million, or .91%, in third quarter 2002. The provision for loan losses was $434 million and $1,283 million in the third quarter and first nine months of 2003, respectively, compared with $395 million and $1,295 million in the same periods of 2002. The allowance for loan losses was $3.89 billion, or 1.68% of total loans, at September 30, 2003, compared with $3.86 billion, or 1.96%, at December 31, 2002 and $3.86 billion, or 2.07%, at September 30, 2002.

At September 30, 2003, total nonaccrual loans were $1.52 billion, or .65% of total loans, compared with $1.49 billion, or .76%, at December 31, 2002 and $1.55 billion, or .83%, at September 30, 2002. Foreclosed assets were $200 million at September 30, 2003, $201 million at December 31, 2002 and $186 million at September 30, 2002.

The ratio of common stockholders’ equity to total assets was 8.27% at September 30, 2003, compared with 8.67% at December 31, 2002 and 8.98% at September 30, 2002. The Company’s total risk-based capital (RBC) ratio at September 30, 2003 was 11.53% and its Tier 1 RBC ratio was 8.07%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at September 30, 2002 were 11.39% and 7.84%, respectively. The Company’s Tier 1 leverage ratios were 6.44% and 6.83% at September 30, 2003 and 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The recognition and measurement provisions of this Interpretation are effective for newly created variable interest entities (VIEs) formed after January 31, 2003. On October 9, 2003, the FASB issued FIN 46-6 which delayed the recognition and measurement provisions of FIN 46 for existing VIEs to the first interim or annual reporting period ending after December 15, 2003. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. The Company adopted the recognition and measurement provisions of FIN 46 for newly formed VIEs effective February 1, 2003, which did not have a material effect on the Company’s financial statements. The Company intends to adopt the recognition and measurement provisions of FIN 46 for existing VIEs on December 31, 2003. The Company does not expect that the adoption of FIN 46 will have a material effect on the Company’s financial statements.

The Company is a majority variable interest holder in certain special purpose entities that are expected to be consolidated effective December 31, 2003, and that were formed to invest in securities and to securitize high-yield corporate debt and real estate investment trust securities. These entities had approximately $800 million in total assets at September 30, 2003. The maximum estimated exposure to loss for these entities was approximately $300 million. Also, the Company holds variable interests generally greater than 20% but less than 50% in certain special purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $1.7 billion in total assets at September 30, 2003, and a maximum estimated exposure to loss of approximately $400 million. These entities are not expected to be required to be consolidated.

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46, the Company may no longer be permitted to consolidate the issuer trusts, beginning on December 31, 2003, in preparing its financial statements. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

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

In May 2003, the FASB issued Statement No. 150 (FAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as liabilities (or an asset in some circumstances). Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt. The Company adopted FAS 150 effective July 1, 2003 and the adoption of the standard did not have a material effect on the Company’s financial statements.

In May 2003, the Emerging Issues Task Force published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which specifies accounting guidance for certain lease transactions with residual value guarantees. The Company anticipates reclassifying auto leases impacted by the announcements as operating leases. The Company does not expect that adoption of this guidance will have a material effect on its results of operations for any period in which such leasing activities were present (1998 through the current period). The Company plans on implementing this guidance not later than January 1, 2004.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies that it believes are critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. The Company, in consultation with the Audit and Examination Committee of the Board of Directors, has reviewed and approved these critical accounting policies, which are further described in “Financial Review - Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable equivalent basis increased to $4.23 billion in third quarter 2003, from $3.72 billion in third quarter 2002, an increase of 14%.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.03% in third quarter 2003 from 5.52% in third quarter 2002. While loan growth had a positive impact on net interest income, the net interest margin was impacted by the low interest rate environment primarily because the new loans were made at yields below the existing portfolio of loans.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30							,
	2003				2002
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,514	.88%	$6		$2,641	1.72%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,283	4.59	14		1,719	5.48	23
Securities of U.S. states and political subdivisions	2,442	8.92	51		2,123	8.21	41
Mortgage-backed securities:
Federal agencies	18,538	7.50	334		26,037	7.20	445
Private collateralized mortgage obligations	1,972	5.25	25		2,119	7.20	37

Total mortgage-backed securities	20,510	7.28	359		28,156	7.20	482
Other debt securities (4)	3,540	7.89	64		2,883	7.87	58

Total debt securities available for sale (4)	27,775	7.37	488		34,881	7.23	604
Mortgages held for sale (3)	69,786	5.18	906		38,384	6.15	591
Loans held for sale (3)	7,124	3.17	57		5,302	3.92	52
Loans:
Commercial	46,947	6.04	714		46,323	6.76	789
Real estate 1-4 family first mortgage	51,936	4.62	601		31,366	5.94	466
Other real estate mortgage	25,635	5.33	343		25,389	6.09	389
Real estate construction	7,775	4.98	98		7,843	5.74	114
Consumer:
Real estate 1-4 family junior lien mortgage	38,393	6.56	635		29,192	7.71	567
Credit card	7,683	12.11	233		6,898	12.35	213
Other revolving credit and installment	31,053	8.81	689		24,251	10.24	625

Total consumer	77,129	8.02	1,557		60,341	9.26	1,405
Lease financing	8,343	6.52	136		8,678	7.03	153
Foreign	2,262	18.01	102		1,842	18.79	87

Total loans (5)	220,027	6.42	3,551		181,782	7.44	3,403
Other	8,905	2.60	58		6,814	3.65	63

Total earning assets	$336,131	6.02	5,066		$269,804	7.01	4,724

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,592	.20	1		$2,464	.44	3
Market rate and other savings	108,969	.61	166		94,768	1.00	238
Savings certificates	20,429	2.43	125		23,813	3.05	183
Other time deposits	27,633	1.11	78		9,068	1.88	43
Deposits in foreign offices	5,643	1.00	14		3,949	1.62	16

Total interest-bearing deposits	165,266	.92	384		134,062	1.43	483
Short-term borrowings	29,572	.96	72		29,558	1.66	124
Long-term debt	57,960	2.40	349		43,568	3.36	367
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,525	3.64	32		2,885	4.17	30

Total interest-bearing liabilities	256,323	1.30	837		210,073	1.90	1,004
Portion of noninterest-bearing funding sources	79,808	—	—		59,731	—	—

Total funding sources	$336,131	.99	837		$269,804	1.49	1,004

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.03%	$4,229			5.52%	$3,720

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,642				$13,128
Goodwill	9,817				9,741
Other	35,467				28,544

Total noninterest-earning assets	$58,926				$51,413

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$83,695				$63,403
Other liabilities	22,163				18,137
Preferred stockholders’ equity	50				54
Common stockholders’ equity	32,826				29,550
Noninterest-bearing funding sources used to fund earning assets	(79,808)				(59,731)

Net noninterest-bearing funding sources	$58,926				$51,413

TOTAL ASSETS	$395,057				$321,217

(1)	The average prime rate of the Company was 4.00% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively, and 4.16% and 4.75% for the nine months ended September 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.13% and 1.81% for the quarters ended September 30, 2003 and 2002, respectively, and 1.23% and 1.88% for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

	Nine months ended September 30							,
	2003				2002
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$4,005	1.16%	$35		$2,615	1.72%	$34
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,288	4.85	45		1,852	5.67	76
Securities of U.S. states and political subdivisions	2,183	8.92	136		2,117	8.27	125
Mortgage-backed securities:
Federal agencies	17,317	7.84	957		28,338	7.10	1,460
Private collateralized mortgage obligations	1,997	6.48	93		2,456	7.13	128

Total mortgage-backed securities	19,314	7.70	1,050		30,794	7.10	1,588
Other debt securities (4)	3,243	7.77	179		3,020	7.73	172

Total debt securities available for sale (4)	26,028	7.67	1,410		37,783	7.15	1,961
Mortgages held for sale (3)	64,609	5.33	2,585		34,036	6.34	1,622
Loans held for sale (3)	7,064	3.62	191		5,236	4.96	194
Loans:
Commercial	47,146	6.13	2,164		46,539	6.91	2,406
Real estate 1-4 family first mortgage	46,512	4.99	1,740		29,722	6.16	1,372
Other real estate mortgage	25,561	5.50	1,052		25,462	6.25	1,191
Real estate construction	7,888	5.16	305		7,936	5.76	342
Consumer:
Real estate 1-4 family junior lien mortgage	35,132	6.82	1,792		26,817	7.82	1,568
Credit card	7,514	12.14	684		6,696	12.32	619
Other revolving credit and installment	29,117	9.17	1,997		23,818	10.37	1,848

Total consumer	71,763	8.33	4,473		57,331	9.40	4,035
Lease financing	8,457	6.70	425		9,034	7.17	485
Foreign	2,126	18.10	289		1,725	19.19	248

Total loans (5)	209,453	6.66	10,448		177,749	7.57	10,079
Other	7,918	2.87	170		6,529	3.94	193

Total earning assets	$319,077	6.23	14,839		$263,948	7.15	14,083

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,512	.29	5		$2,519	.60	11
Market rate and other savings	104,826	.68	533		92,545	.97	672
Savings certificates	21,257	2.60	413		24,785	3.32	615
Other time deposits	25,052	1.24	233		6,672	1.95	97
Deposits in foreign offices	6,083	1.15	52		5,204	1.65	64

Total interest-bearing deposits	159,730	1.03	1,236		131,725	1.48	1,459
Short-term borrowings	30,414	1.12	254		34,324	1.67	429
Long-term debt	52,141	2.61	1,020		40,843	3.40	1,041
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,210	3.69	88		2,745	4.29	88

Total interest-bearing liabilities	245,495	1.41	2,598		209,637	1.92	3,017
Portion of noninterest-bearing funding sources	73,582	—	—		54,311	—	—

Total funding sources	$319,077	1.09	2,598		$263,948	1.53	3,017

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.14%	$12,241			5.62%	$11,066

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,551				$13,696
Goodwill	9,803				9,731
Other	32,841				28,193

Total noninterest-earning assets	$56,195				$51,620

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$77,446				$60,672
Other liabilities	20,739				16,418
Preferred stockholders’ equity	52				55
Common stockholders’ equity	31,540				28,786
Noninterest-bearing funding sources used to fund earning assets	(73,582)				(54,311)

Net noninterest-bearing funding sources	$56,195				$51,620

TOTAL ASSETS	$375,272				$315,568

The pace of the decline in the margin slowed in third quarter 2003 from prior quarters. While the margin stabilized somewhat toward the end of third quarter 2003 and the strategic actions taken in third quarter 2003 may help further stabilize the margin, the net interest margin may be impacted by a variety of factors, primarily the mix of assets and liabilities, some of which could benefit and some of which could adversely impact the margin.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 36.

Earning assets increased $66.3 billion in third quarter 2003 from the same period last year due to an increase in average loans and mortgages held for sale. Loans averaged $220.0 billion in third quarter 2003 compared with $181.8 billion in third quarter 2002. Average mortgages held for sale increased to $69.8 billion in third quarter 2003 from $38.4 billion in third quarter 2002 and increased to $64.6 billion in the first nine months of 2003 from $34.0 billion in the first nine months of 2002. The increase for both periods was due to increased originations including refinancing activity. Debt securities available for sale averaged $27.8 billion in third quarter 2003 compared with $34.9 billion in third quarter 2002.

An important contributor to the growth in net interest income from third quarter 2002 was a 17% increase in core deposits, the Company’s low-cost source of funding. Average core deposits were $215.7 billion and $184.4 billion and funded 54.6% and 57.4% of the Company’s average total assets in third quarter 2003 and 2002, respectively. While savings certificates of deposit declined on average from $23.8 billion in third quarter 2002 to $20.4 billion in third quarter 2003, noninterest-bearing checking accounts and other core deposit categories increased on average from $160.6 billion in third quarter 2002 to $195.3 billion in third quarter 2003 reflecting a combination of growth in mortgage escrow deposits, resulting from higher origination volume, and growth in primary account relationships. Total average interest-bearing deposits increased to $165.3 billion in third quarter 2003 from $134.1 billion a year ago. For the same periods, total average noninterest-bearing deposits increased to $83.7 billion from $63.4 billion.

NONINTEREST INCOME

	Quarter ended Sept. 30	,	%	Nine months ended Sept. 30	,	%
(in millions)	2003	2002	Change	2003	2002	Change

Service charges on deposit accounts	$607	$560	8%	$1,747	$1,612	8%
Trust and investment fees:
Trust, investment and IRA fees	348	327	6	995	1,004	(1)
Commissions and all other fees	156	135	16	438	391	12

Total trust and investment fees	504	462	9	1,433	1,395	3

Credit card fees	251	242	4	752	666	13

Other fees:
Cash network fees	48	47	2	136	139	(2)
Charges and fees on loans	199	160	24	565	432	31
All other	175	165	6	460	438	5

Total other fees	422	372	13	1,161	1,009	15

Mortgage banking:
Origination and other closing fees	393	271	45	1,003	696	44
Servicing fees, net of amortization and provision for impairment	(82)	(158)	(48)	(1,266)	(279)	354
Net gains on mortgage loan origination/ sales activities	319	226	41	1,787	519	244
All other	143	87	64	353	262	35

Total mortgage banking	773	426	81	1,877	1,198	57

Insurance	252	234	8	807	766	5
Net (losses) gains on debt securities available for sale	(23)	121	—	16	202	(92)
Net gains (losses) from equity investments	58	(152)	—	(87)	(230)	(62)
Net gains on sales of loans	19	7	171	23	15	53
Net (losses) gains on dispositions of operations	—	(9)	(100)	27	(6)	—
All other	95	82	16	493	397	24

Total	$2,958	$2,345	26%	$8,249	$7,024	17%

Service charges on deposit accounts increased 8% due to growth in primary accounts and increased activity.

The Company earns trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2003 and 2002, these assets totaled approximately $544 billion and $492 billion, respectively. Generally, these fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 6% for third quarter 2003 compared with third quarter 2002 was predominantly due to increased sales and customer relationships, the acquisition of small asset portfolios and the beneficial impact of the strong equity markets. Additionally, the Company receives commission and other fees for providing services for retail and discount brokerage customers. At September 30, 2003 and 2002, brokerage balances were approximately $75 billion and $68 billion, respectively. Generally, these fees are based on the number of transactions executed at the direction of the customer. The increase in commissions and all other fees of 16% and 12% for the third quarter and first nine months of 2003, respectively, compared with the same periods of 2002 was largely due to a higher number of brokerage transactions, the strong equity markets and increased sales of commission-driven products.

Credit card fees increased 4% and 13% for the third quarter and first nine months of 2003, respectively, due to an increase in credit card accounts and credit and debit card transaction volume. In second quarter 2003, VISA USA Inc. (VISA) reached an agreement to settle merchant litigation, which included reducing some interchange fees to retailers. Absent any effort to increase volume or reprice these transactions the settlement is expected to reduce fee income by approximately $30 million per quarter. In October 2003, the Company renewed its contract with VISA as its primary brand for debit and credit card transactions and expanded its commitment to include VISA’s Interlink network for retail transactions with merchants.

Mortgage banking noninterest income was $773 million in the third quarter and $1,877 million for the first nine months of 2003, an increase of 81% and 57%, respectively, from the same periods of 2002. Origination and other closing fees increased to $393 million and net gains on mortgage loan origination/sales activities increased to $319 million in third quarter 2003, compared with third quarter 2002. For the first nine months of 2003, origination and other closing fees increased to $1,003 million and net gains on mortgage loan origination/sales activities increased to $1,787 million. These increases were primarily due to increased mortgage origination volume and gains on loan sales. Originations for third quarter 2003 grew to $161 billion from $89 billion for the same period of 2002. Mortgages held for sale increased to $55.3 billion at September 30, 2003 from $51.2 billion at December 31, 2002 and $42.3 billion at September 30, 2002.

Net servicing fees were a loss of $82 million and $1,266 million in the third quarter and first nine months of 2003, respectively, and a loss of $158 million and $279 million in the same periods of 2002. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and gains and losses from hedge ineffectiveness, which are all influenced by both the level and direction of mortgage interest rates. The reduction in net losses from servicing fees from $158 million in third quarter 2002 to $82 million in third quarter 2003 was due to the growth in the servicing portfolio and the net impact of changes in interest rates. The increase in net losses from servicing fees in the first nine months of 2003 compared with the same period of the prior year was primarily due to lower average interest rates, which resulted in higher MSR amortization. Gross servicing fees increased in both the third quarter and first nine months of 2003 compared with the same periods of the prior year due to the growth in the MSR portfolio resulting from originations and purchases.

The Company recognized a direct write-down of MSRs of $492 million and $1,338 million during the third quarter and first nine months of 2003, respectively, compared with $887 million for third quarter 2002. See “Financial Review - Critical Accounting Policies — Mortgage Servicing Rights Valuation” in the Company’s 2002 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary. Key assumptions, including the sensitivity of those assumptions, used to determine the value of MSRs are disclosed in Notes 1 and 21 (Securitizations) to Financial Statements in the Company’s 2002 Form 10-K.

Net gains (losses) from equity investments in the third quarter were $58 million and $(87) million for the first nine months of 2003, compared with $(152) million and $(230) million for the same periods of 2002. Of the $58 million gain in third quarter 2003, $48 million was due to the gain on the public equity securities donated to the Wells Fargo Foundation.

The Company routinely reviews its investment portfolios for impairment. Such write-downs are based primarily on issuer-specific factors and results. General economic and market conditions, including industries in which venture capital investments are made, and adverse changes impacting the availability of venture capital financing are also taken into account. While the determination of impairment is based on all of the information available at the time of the assessment, new information or economic developments in the future could lead to additional impairment.

Included in “all other” noninterest income for third quarter 2003 is a $125 million loss on the early retirement of $1.8 billion of term debt that was previously issued at higher costs, which was predominantly offset by gains on trading securities.

NONINTEREST EXPENSE

	Quarter ended Sept. 30		,	%	Nine months ended Sept. 30		,	%
(in millions)	2003	2002		Change	2003	2002		Change

Salaries	$1,185	$1,110		7%	$3,481	$3,292		6%
Incentive compensation	621	446		39	1,571	1,165		35
Employee benefits	374	304		23	1,143	997		15
Equipment	298	232		28	871	697		25
Net occupancy	283	278		2	867	821		6
Net losses on dispositions of premises and equipment	4	—		—	10	26		(62)
Outside professional services	122	108		13	345	309		12
Contract services	270	129		109	675	353		91
Outside data processing	105	91		15	306	262		17
Telecommunications	92	94		(2)	256	263		(3)
Travel and entertainment	98	85		15	275	243		13
Advertising and promotion	98	85		15	274	229		20
Postage	94	65		45	265	189		40
Stationery and supplies	62	51		22	173	164		5
Insurance	48	29		66	166	141		18
Operating losses	29	40		(28)	149	115		30
Security	41	41		—	125	121		3
Core deposit intangibles	35	38		(8)	107	118		(9)
All other	541	181		199	1,090	634		72

Total	$4,400	$3,407		29%	$12,149	$10,139		20%

The increase in noninterest expense, including increases in salaries, incentive compensation and contract services, was partly due to the growth in the mortgage and home equity businesses, which accounted for approximately 50% of the increase from third quarter 2002.

In third quarter 2003 the Company took a number of strategic actions that accounted for $233 million, or 23%, of the increase in third quarter 2003 expenses, compared with third quarter 2002. These strategic actions included charges to equipment expense related to renegotiating certain vendor contracts, net occupancy expense related to consolidating certain Company-

owned facilities and operations, and “all other” expense related to the contribution of appreciated public equity securities to the Wells Fargo Foundation.

INCOME TAXES

The effective tax rate for third quarter 2003 was 33.0%, compared with 35.5% in the third quarter 2002, bringing the 2003 year-to-date effective tax rate down to 34.6%, compared with 35.5% for the same period of 2002. This reduction for the quarter and year-to-date compared with the same periods of a year ago was primarily due to the tax benefit derived from the Company’s third quarter 2003 donations of appreciated public equity securities to the Wells Fargo Foundation.

OPERATING SEGMENT RESULTS

Community Banking’s net income was $1,065 million in third quarter 2003, compared with $1,073 million in third quarter 2002. Net income increased 4% to $3,183 million for the first nine months of 2003 from $3,060 million for the first nine months of 2002. The strategic actions taken in the third quarter reduced Community Banking’s third quarter 2003 net income by $170 million. Net income in third quarter 2003 also reflected an increase in year-over-year earnings of $108 million from residential home mortgages. Net interest income increased to $3,056 million in third quarter 2003 from $2,664 million in third quarter 2002, mostly due to growth in consumer loans, mortgages held for sale and deposits, partially offset by net interest margin compression. Average loans in Community Banking grew 28% and average core deposits grew 15% from third quarter 2002. The provision for loan losses increased by $41 million for third quarter 2003 due to growth in average loans. Noninterest income for third quarter 2003 increased by $402 million over the same period in 2002 due to increases in mortgage banking fees, consumer loan fees, deposit service charges and credit card fees partially offset by strategic actions taken in the quarter. Noninterest expense increased by $854 million in third quarter 2003 over the same period in 2002 due primarily to increased mortgage and home equity originations. The strategic actions taken during the third quarter accounted for $231 million, or 7%, of noninterest expense.

Wholesale Banking’s net income was $372 million in third quarter 2003, compared with $285 million in third quarter 2002. Net income was $1,063 million for the first nine months of 2003, compared with $933 million, before the effect of change in accounting principle, in the first nine months of 2002, an increase of 14%. The provision for loan losses decreased by $6 million to $54 million in third quarter 2003 and by $64 million to $154 million for the first nine months of 2003 due to lower net charge-offs. Noninterest income increased 38% to $707 million and 17% to $2,015 million in the third quarter and first nine months of 2003, respectively, from $512 million and $1,728 million in the same periods of 2002 primarily due to higher asset-based lending income, insurance brokerage, commercial mortgage originations, investment income and fees and commissions. Noninterest expense increased 12% to $629 million and 8% to $1,885 million in the third quarter and first nine months of 2003, respectively, from $564 million and $1,747 million in the same periods of 2002, largely due to higher personnel expense resulting from increased benefit costs and full-time employees and higher minority interest expense in partnership earnings within asset based lending.

Wells Fargo Financial’s net income was $121 million in third quarter 2003 compared with $92 million for the same period in 2002, an increase of 32%. Net income was $332 million for the first nine months of 2003 and $251 million, before the effect of change in accounting principle, for the same period in 2002. Net interest income increased 26% to $599 million for third quarter 2003 from $477 million for third quarter 2002 due to lower funding rates combined with growth in average loans. Average loans grew 36% to $21.2 billion at September 30, 2003. Net interest income increased 22% for the first nine months of 2003 compared with the same period in 2002. The provision for loan losses increased by $4 million and $19 million in the third quarter and first nine months of 2003, respectively. Noninterest expense was $343 million and $268 million for the quarters ended September 30, 2003 and 2002, respectively, an increase of 28%, and $973 million and $810 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of 20%. The increase was primarily due to increases in full-time equivalent employees and salaries and incentive compensation resulting from increases in loan volume and an acquisition.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	Sept. 30, 2003		Dec. 31, 2002		Sept. 30, 2002
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,190	$1,244	$1,315	$1,381	$1,592	$1,665
Securities of U.S. states and political subdivisions	2,601	2,757	2,232	2,382	2,291	2,458
Mortgage-backed securities:
Federal agencies	20,006	20,892	17,766	19,090	21,958	23,380
Private collateralized mortgage obligations (1)	1,827	1,908	1,775	1,880	2,057	2,187

Total mortgage-backed securities	21,833	22,800	19,541	20,970	24,015	25,567
Other	2,837	3,004	2,608	2,658	2,786	2,805

Total debt securities	28,461	29,805	25,696	27,391	30,684	32,495
Marketable equity securities	333	455	598	556	578	479

Total	$28,794	$30,260	$26,294	$27,947	$31,262	$32,974

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Estimated unrealized gross gains	$1,542	$1,851	$1,974
Estimated unrealized gross losses	(76)	(198)	(262)

Estimated unrealized net gains	$1,466	$1,653	$1,712

The following table provides the components of the total realized net gains on the sales of securities from the securities available for sale portfolio, including those related to marketable equity securities.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2003	2002		2003	2002

Realized gross gains	$60	$196		$141	$478
Realized gross losses (1)	(33)	(155)		(105)	(362)

Realized net gains	$27	$41		$36	$116

(1)	Includes other-than-temporary impairment of nil and $50 million for the third quarter and first nine months of 2003, respectively, compared with $103 million and $156 million for the same periods of 2002.

The weighted average expected remaining maturity of the debt securities portion of the securities available for sale portfolio was 6 years at September 30, 2003. Remaining maturities will differ from contractual maturities because mortgage debt issuers have the right to prepay obligation prior to contractual maturity.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated below.

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2003	$22.8	$1.0	4 yrs., 7 mos.

At September 30, 2003, assuming a 200 basis point:
Increase in interest rates	20.3	(1.5)	10 yrs., 2 mos.
Decrease in interest rates	23.5	1.7	2 yrs., 4 mos.

LOAN PORTFOLIO

							% Change
							Sept. 30, 2003 from
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31 ,	Sept. 30 ,
(in millions)	2003		2002		2002		2002	2002

Commercial (1)	$47,720		$47,292		$46,827		1%	2%
Real estate 1-4 family first mortgage	59,680		40,976		33,773		46	77
Other real estate mortgage (2)	25,723		25,312		25,233		2	2
Real estate construction	7,777		7,804		7,887		—	(1)
Consumer:
Real estate 1-4 family junior lien mortgage	40,681		31,290		30,193		30	35
Credit card	7,836		7,455		7,033		5	11
Other revolving credit and installment	31,919		26,353		24,912		21	28

Total consumer	80,436		65,098		62,138		24	29
Lease financing	8,185		8,241		8,593		(1)	(5)
Foreign	2,323		1,911		1,859		22	25

Total loans (net of unearned income, including net deferred loan fees, of $4,057, $4,276 and $4,308)	$231,844		$196,634		$186,310		18%	24%

(1)	Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,750 million, $4,473 million and $3,973 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	Includes agricultural loans that are secured by real estate of $1,083 million, $1,111 million and $1,179 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table below presents comparative data for nonaccrual loans and other assets. A loan is placed on nonaccrual status (a) upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), (b) when the full timely collection of interest or principal becomes uncertain or (c) when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes certain loans that are 90 days or more past due and still accruing that are presented in the table on page 47.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2003		2002		2002

Nonaccrual loans:
Commercial (1)	$713		$796		$840
Real estate 1-4 family first mortgage	203		214		215
Other real estate mortgage (2)	267		192		198
Real estate construction	48		93		112
Consumer:
Real estate 1-4 family junior lien mortgage	134		65		39
Other revolving credit and installment	78		48		55

Total consumer	212		113		94
Lease financing	71		79		85
Foreign	3		5		5

Total nonaccrual loans (3)	1,517		1,492		1,549
As a percentage of total loans	.65%		.76%		.83%

Foreclosed assets	200		201		186
Real estate investments (4)	6		4		2

Total nonaccrual loans and other assets	$1,723		$1,697		$1,737

(1)	Includes commercial agricultural loans of $65 million, $48 million and $55 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	Includes agricultural loans secured by real estate of $26 million, $30 million and $24 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(3)	Includes impaired loans of $681 million, $612 million and $624 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $11 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

The table below shows the recorded investment in impaired loans and the method used to measure impairment for the periods presented:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2003		2002		2002

Impairment measurement based on:
Collateral value method	$385		$309		$319
Discounted cash flow method	296		303		305

Total (1)	$681		$612		$624

(1)	Includes $72 million, $201 million and $130 million of impaired loans with a related allowance of $10 million, $52 million and $18 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

The average recorded investment in impaired loans was $696 million and $682 million during third quarter 2003 and 2002, respectively, and $676 million and $733 million during the first nine months of 2003 and 2002, respectively. Predominantly all payments received on impaired loans are recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt. For payments received on impaired loans recorded using the cash basis method, total interest income recognized for the third quarter and first nine months of 2003 was $3 million and $8 million, respectively, and $5 million and $12 million during the same periods of 2002. Under the cash method, contractual interest is credited to interest income when received. This method is used when the ultimate collectibility of the total principal is not in doubt.

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

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2003		2002		2002

Commercial	$68		$92		$91
Real estate 1-4 family first mortgage	66		56		52
Other real estate mortgage	15		7		47
Real estate construction	8		11		26
Consumer:
Real estate 1-4 family junior lien mortgage	84		67		78
Credit card	134		131		111
Other revolving credit and installment	315		308		266

Total consumer	533		506		455

Total	$690		$672		$671

ALLOWANCE FOR LOAN LOSSES

	Quarter		Nine months
	ended September 30	,	ended September 30	,
(in millions)	2003	2002	2003	2002

Balance, beginning of period	$3,894	$3,883	$3,862	$3,761

Allowances related to business combinations/other	(1)	(2)	31	93

Provision for loan losses	434	395	1,283	1,295

Loan charge-offs:
Commercial	(136)	(159)	(437)	(534)
Real estate 1-4 family first mortgage	(8)	(3)	(22)	(18)
Other real estate mortgage	(12)	(2)	(23)	(14)
Real estate construction	(2)	(9)	(8)	(34)
Consumer:
Real estate 1-4 family junior lien mortgage	(19)	(14)	(63)	(43)
Credit card	(109)	(99)	(337)	(307)
Other revolving credit and installment	(206)	(212)	(602)	(595)

Total consumer	(334)	(325)	(1,002)	(945)
Lease financing	(26)	(21)	(76)	(68)
Foreign	(29)	(19)	(74)	(63)

Total loan charge-offs	(547)	(538)	(1,642)	(1,676)

Loan recoveries:
Commercial	31	36	106	120
Real estate 1-4 family first mortgage	1	1	2	4
Other real estate mortgage	2	3	7	12
Real estate construction	2	10	11	19
Consumer:
Real estate 1-4 family junior lien mortgage	7	4	18	12
Credit card	13	12	38	36
Other revolving credit and installment	46	49	145	158

Total consumer	66	65	201	206
Lease financing	6	4	19	16
Foreign	5	4	13	11

Total loan recoveries	113	123	359	388

Net loan charge-offs	(434)	(415)	(1,283)	(1,288)

Balance, end of period	$3,893	$3,861	$3,893	$3,861

Net loan charge-offs (annualized) as a percentage of average total loans	.78%	.91%	.82%	.97%

Allowance as a percentage of total loans	1.68%	2.07%	1.68%	2.07%

The Company considers the allowance for loan losses of $3.89 billion adequate to cover probable losses inherent in loans, loan commitments and standby and other letters of credit at September 30, 2003. The Company’s determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) the Company’s ongoing examination process and that of its regulators. The allowance for loan losses consists of a component for individual loan impairment and multiple components of collective loan impairment. The Company considers relevant observable data in the recognition and measurement of the components of collective loan impairment.

OTHER ASSETS

	September 30	,	December 31	,	September 30	,
(in millions)	2003		2002		2002

Trading assets	$10,279		$10,167		$7,906
Accounts receivable	3,709		5,219		5,860
Nonmarketable equity investments:
Private equity investments	1,713		1,657		1,651
Federal bank stock	1,691		1,591		1,511
All other	1,600		1,473		1,387

Total nonmarketable equity investments	5,004		4,721		4,549

Government National Mortgage Association (GNMA) pool buy-outs	2,326		2,336		2,378
Interest receivable	1,209		1,139		1,235
Core deposit intangibles	761		868		905
Interest-earning deposits	608		352		2,006
Foreclosed assets	200		201		186
Due from customers on acceptances	161		110		102
Other	8,461		6,684		8,156

Total other assets	$32,718		$31,797		$33,283

Trading assets consist largely of securities, including corporate debt, U.S. government agency obligations, and the fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $37 million and $43 million in third quarter 2003 and 2002, respectively, and $109 million and $135 million in the first nine months of 2003 and 2002, respectively. Noninterest income from trading assets was $104 million and $10 million in third quarter 2003 and 2002, respectively, and $346 million and $212 million in the first nine months of 2003 and 2002, respectively, and is included in the “all other” category of noninterest income.

Net gains (losses) from nonmarketable equity investments were $26 million and $(103) million for the third quarter and first nine months of 2003, respectively, compared with $(68) million and $(112) million for the same periods of 2002. Net gains (losses) from nonmarketable investments included net gains (losses) from private equity investments of $8 million and $(107) million for the third quarter and first nine months of 2003, respectively, compared with $(72) million and $(144) million for the same periods of 2002.

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

DEPOSITS

The following table shows comparative detail of deposits.

	September 30	,	December 31	,	September 30	,
(in millions)	2003		2002		2002

Noninterest-bearing	$77,175		$74,094		$69,382
Interest-bearing checking	2,506		2,625		2,258
Market rate and other savings	109,804		99,183		95,597
Savings certificates	19,937		22,332		23,369

Core deposits	209,422		198,234		190,606
Other time deposits	35,807		9,228		12,793
Deposits in foreign offices	6,207		9,454		2,357

Total deposits	$251,436		$216,916		$205,756

The increase in other time deposits was predominantly due to an increase in certificates of deposit greater than $100,000 sold to institutional customers.

REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency. Risk-based capital (RBC) guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$35.1	11.53%	>=	$24.3	>=	8.00%
Wells Fargo Bank, N.A.	20.9	11.88	>=	14.0	>=	8.00		>=	$17.6	>=	10.00%
Wells Fargo Bank Minnesota, N.A.	3.6	12.91	>=	2.3	>=	8.00		>=	2.8	>=	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$24.6	8.07%	>=	$12.2	>=	4.00%
Wells Fargo Bank, N.A.	13.3	7.60	>=	7.0	>=	4.00		>=	$10.5	>=	6.00%
Wells Fargo Bank Minnesota, N.A.	3.4	11.91	>=	1.1	>=	4.00		>=	1.7	>=	6.00

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$24.6	6.44%	>=	$15.3	>=	4.00	%(1)
Wells Fargo Bank, N.A.	13.3	6.12	>=	8.7	>=	4.00	(1)	>=	$10.9	>=	5.00%
Wells Fargo Bank Minnesota, N.A.	3.4	5.62	>=	2.4	>=	4.00	(1)	>=	3.0	>=	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

As an approved seller/servicer, one of the Company’s mortgage banking subsidiaries is required to maintain minimum levels of shareholder’s equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. This mortgage banking subsidiary’s equity at September 30, 2003 was below the required levels. The subsidiary received a capital infusion from Wells Fargo Bank, N.A. in October 2003 to restore its equity to the required levels.

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

For additional information on off-balance sheet arrangements and other contractual obligations see Note 9 (Guarantees) to Financial Statements and “Financial Review — Overview — Recent Accounting Standards” in this report and “Financial Review — Off-Balance Sheet Arrangements and Other Contractual Obligations” in the Company’s 2002 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management consists of the evaluation, monitoring, and management of the Company’s interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. The Committee consists of senior financial and senior business executives. Each of the Company’s principal business groups - Community Banking (including Mortgage Banking) and Wholesale Banking — have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

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

The Company assesses its interest rate risk by comparing its most likely earnings to various earnings simulations performed under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. As of September 30, 2003, the Company’s simulated earnings at risk to a higher interest rate scenario were 3.7% of its estimated most likely earnings. The higher interest rate scenario assumed that the Federal Funds rate would increase to 4.75% by the end of 2004, and that the 10 year Constant Maturity Treasury (CMT) bond yield would reach a rate of 6.50%. Simulation estimates are highly dependent on and will change with the size and mix of the Company’s actual and projected balance sheet at the time each simulation is done.

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge certain of its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2003 and December 31, 2002 are indicated in Note 10 to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) a major portion of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge interest rate lock commitments, mortgages held for sale and mortgage servicing rights.

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

At September 30, 2003, the Company had mortgage servicing rights (MSRs) of $5.8 billion, net of a valuation allowance of $1.8 billion. The Company’s MSRs were valued at 1.03% of mortgage loans serviced for others at September 30, 2003, up from .92% at December 31, 2002 and .89% at September 30, 2002. The increase in MSRs was predominantly due to the growth in the servicing portfolio resulting from originations and purchases.

The value of the MSRs is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the MSRs relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans and decrease the value of the MSRs. In contrast, prepayment speed assumptions would tend to slow in a rising interest rate environment and increase the value of the MSRs.

The Company mitigates mortgage banking interest rate risk in two ways. First, a significant portion of the MSRs are hedged against a change in interest rates with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the MSRs for any given change in long-term interest rates.

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

In scenarios of sustained increases in long-term interest rates, origination fees may eventually decline as refinancing activity slows. In such higher interest rate scenarios the duration of the servicing portfolio may extend. In such circumstances, periodic amortization of servicing costs may be reduced, and some or all of the valuation allowance may be released.

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

MARKET RISK — EQUITY MARKETS

Equity markets impact the Company in both direct and indirect ways. For more information, see “Financial Review – Asset/Liability and Market Risk Management - Market Risk — Equity Markets” in the Company’s 2002 Form 10-K. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company’s management or its Board of Directors. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. At September 30, 2003, private equity investments totaled $1,713 million, compared with $1,657 million at December 31, 2002.

The Company has marketable equity securities in its securities available for sale investment portfolio, including shares distributed from the Company’s venture capital activities. These securities are managed within capital risk limits approved by management. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. At September 30, 2003, the fair value of marketable equity securities was $455 million and cost was $333 million, compared with $556 million and $598 million, respectively, at December 31, 2002.

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

The remaining funding of assets is mostly provided by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities. Liquidity for the Company is also available through the Company’s ability to raise funds in a variety of domestic and international money and capital markets. The Company accesses the capital markets for long-term funding through the issuance of registered debt, private placements and asset-based secured funding. In September 2003, Moody’s Investors Service raised Wells Fargo Bank, N.A.’s rating to “Aaa”, its highest investment grade, from “Aa1” and raised the Company’s senior debt rating to “Aa1” from “Aa2”. The rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings. In October 2003, Standard & Poor’s Ratings Service raised the counterparty ratings on the Company to ‘AA-minus/A-1-plus’ from ‘A-plus/A-1’ and the revised outlook for the Company to stable from positive.

Parent. The Parent has registered with the Securities and Exchange Commission (SEC) to issue a variety of securities, including senior and subordinated notes and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements. In March 2003, the Parent registered for issuance an additional $15.3 billion in senior and subordinated notes and preferred and common securities. During the third quarter and first nine months of 2003, the Parent issued $3.5 billion and $10.5 billion, respectively, of senior notes. Also, during third quarter 2003, Wells Fargo Capital VIII issued a total of $200 million of trust preferred securities. At September 30, 2003, the Parent’s remaining issuance capacity under effective registration statements was $11.1 billion. In October 2003, the Parent issued $1.0 billion in senior and subordinated notes. The Company used the proceeds from securities issued in the first nine months of 2003 for general corporate purposes and expects that it will use the proceeds from the future issuance of any securities for general corporate purposes as well. The Parent also issues commercial paper and has two back-up credit facilities amounting to $2 billion.

On April 15, 2003, the Company issued $3 billion of convertible senior debentures as a private placement. As described in Item 2 of Part II of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, the convertible debentures are convertible into shares of the Company’s common stock under certain circumstances. While the Company has the ability to settle the entire amount of the conversion rights granted in this convertible debt offering in cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock. The Company can also redeem all or some of the convertible debt securities for cash at any time on or after May 5, 2008, at their principal amount plus accrued interest, if any.

Bank Note Program. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. This program updates and supercedes the bank note program established in February 2001. Securities are issued under this program as private placements in accordance with the Office of the Comptroller of the Currency’s regulations. During the third quarter and first nine months of 2003, Wells Fargo Bank, N.A. issued $555 million and $9.2 billion, respectively, in senior long-term notes. At September 30, 2003, the remaining issuance authority under the long-term portion was $15.1 billion. In October 2003, Wells Fargo Bank, N.A. issued $105 million in senior bank notes.

Wells Fargo Financial. During third quarter 2003, Wells Fargo Financial, Inc. issued as private placements $500 million and $400 million (Canadian) in senior notes. During the first nine months of 2003, Wells Fargo Financial Canada Corporation issued $400 million (Canadian) in senior notes, leaving at September 30, 2003 a total of $550 million (Canadian) available for issuance.

CAPITAL MANAGEMENT

The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when costs are perceived to be low.

The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During the first nine months of 2003, the Company’s consolidated assets increased by $42 billion, or 12%. During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of the Company’s outstanding common stock. During the first nine months of 2003, the Company repurchased approximately 27 million shares of its common stock for a total of $1.3 billion. At September 30, 2003, the total remaining common stock repurchase authority was approximately 31 million shares. In July 2003, the Board of Directors approved an increase in the Company’s quarterly common stock dividend to 45 cents per share from 30 cents per share, representing a 50% increase in the quarterly dividend.

The Company’s potential sources of capital include retained earnings, issuance of common and preferred stock and issuance of subordinated debt and trust preferred securities. In the first nine months of 2003, retained earnings increased $2.7 billion, predominantly as a result of net income of $4.6 billion less dividends of $1.8 billion. In the first nine months of 2003, the Company issued a total of $779 million in common stock for various employee stock plans, which included $192 million related to the conversion of preferred stock to common stock under the Employee Stock Ownership Plan. On October 13, 2003, the Company called all shares of its Adjustable-Rate Cumulative, Series B preferred stock. The shares will be redeemed on November 15, 2003 at the stated liquidation price plus accrued dividends.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. You should consider forward-looking statements in light of the following discussion.

Broadly speaking, forward-looking statements include:

•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;

•	forecasts of our future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	the expected benefits of the strategic actions taken in third quarter 2003;

•	future credit losses and nonperforming assets;

•	the future value of mortgage servicing rights;

•	the future value of equity securities, including those in our venture capital portfolios;

•	the impact of new accounting standards;

•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital; and

•	the impact of the VISA USA Inc. settlement on our earnings.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision—Dividend Restrictions” and “—Holding Company Structure” in the Company’s 2002 Form 10-K.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 to Financial Statements and “Financial Review – Critical Accounting Policies” in the Company’s 2002 Form 10-K describes our significant accounting policies.

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

Merchant Banking. Our merchant banking activities include venture capital investments, which have a much greater risk of capital losses than our traditional banking activities. Also, it is difficult to predict the timing of any gains from these activities. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors such as a slowdown in consumer demand or a deterioration in capital spending on technology and telecommunications equipment, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report “Balance Sheet Analysis—Securities Available for Sale.”

Mortgage Banking. The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. Although the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. In addition, although the Company uses derivative instruments to hedge the value of its servicing portfolio, the hedges do not cover the full value of the portfolio and the Company can provide no assurances that the hedges will be effective to offset significant decreases in the value of the portfolio. For more information, see “Financial Review—Critical Accounting Policies—Mortgage Servicing Rights Valuation and Risk Management—Asset /Liability and Market Risk Management” in the Company’s 2002 Form 10-K.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2003, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

3(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(j)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(m)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(n)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(o)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment effective January 1, 2004 to the Deferred Compensation Plan for Non-Employee Directors of the former Norwest, filed herewith

(b)	Amendment effective January 1, 2004 to the Directors’ Formula Stock Award Plan for directors of the former Norwest, filed herewith

(c)	Amendment effective January 1, 2004 to the Directors’ Stock Deferral Plan for directors of the former Norwest, filed herewith

(d)	Amendment effective January 1, 2004 to the Deferral Plan for Directors of the former Wells Fargo, filed herewith

(e)	Amendment effective January 1, 2004 to the Directors Stock Compensation and Deferral Plan, filed herewith

(f)	Deferred Compensation Plan as amended and restated effective January 1, 2004, filed herewith

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

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.62 and 3.14 for the quarters ended September 30, 2003 and 2002, respectively, and 3.55 and 3.09 for the nine months ended September 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.62 and 4.97 for the quarters ended September 30, 2003 and 2002, respectively, and 5.64 and 4.89 for the nine months ended September 30, 2003 and 2002, respectively.

99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.62 and 3.13 for the quarters ended September 30, 2003 and 2002, respectively, and 3.54 and 3.08 for the nine months ended September 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.61 and 4.95 for the quarters ended September 30, 2003 and 2002, respectively, and 5.62 and 4.88 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	The Company filed the following reports on Form 8-K during the third quarter of 2003:

(1)	July 3, 2003, under Item 7, filing as exhibits documents regarding the Company’s medium-term note program, Series E, and subordinated medium-term note program Series F

(2)	July 8, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Basket Linked Notes due October 9, 2008

(3)	July 15, 2003, under Item 12, regarding the Company’s financial results for the quarter ended June 30, 2003

(4)	July 30, 2003, under Item 7, filing as exhibits documents regarding the issuance by Wells Fargo Capital VIII of its 5.625% Capital Securities and the issuance by the Company of its 5.625% Junior Subordinated Debentures due August 1, 2033

(5)	August 29, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Callable Notes Linked to the S&P 500 Index due August 25, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2003	WELLS FARGO & COMPANY
	By:	/s/ Richard D. Levy
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)