Form 10-K/A
period 2002-12-31
WELLS FARGO & CO/MN
filed 2004-01-16
CIK 72971

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

Registrant’s telephone number, including area code: 1-800-292-9932

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $1-2/3	New York Stock Exchange
Chicago Stock Exchange

6 ¾% Convertible Subordinated Debentures Due 2003	New York Stock Exchange

Adjustable-Rate Cumulative Preferred Stock, Series B	New York Stock Exchange

Notes Linked to the S&P 500 Index Due 2008	American Stock Exchange

Notes Linked to the Nasdaq-100 Index Due 2008	American Stock Exchange

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

Yes ☑ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

         As of February 28, 2003, 1,680,063,635 shares of common stock were outstanding having an aggregate market value, based on a closing price of $45.35 per share, of $76,191 million. At that date, the aggregate market value of common stock held by non-affiliates was approximately $74,778 million.

EXPLANATORY NOTE

Wells Fargo & Company (the Company) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2002 to account for certain automobile leases as operating leases instead of direct financing leases. This amendment reflects the guidance specified in Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, issued in May 2003 by the Emerging Issues Task Force of the Financial Accounting Standards Board. The Company’s implementation of this guidance did not have a material effect on the Company’s results of operations or financial position for any period in which such leasing activities were present. This guidance resulted in auto leases being reclassified from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Refer to Note 2 (Auto Lease Accounting and Reclassifications) to Financial Statements included in this Amendment No. 1 for a summary of the impact of applying the guidance in Topic D-107 on the Company’s current and prior period results of operations and financial condition.

      This Amendment No. 1 on Form 10-K/A amends:

•	Item 1 (Business), Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Item 8 (Financial Statements and Supplementary Data) primarily to reflect the guidance specified in Topic D-107. In addition, the Company has reclassified other amounts to conform with current financial statement presentation including;

1)	Certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages,
2)	Temporary personnel expenses from outside professional services and other expenses to contract services,
3)	Investment advisory fees from other noninterest income to trust and investment fees on the statement of income, and
4)	In the statement of cash flows, provided separate presentation of mortgage servicing rights impairment;

•	Item 14 (Controls and Procedures) to comply with changes in SEC regulations that became effective after the original filing date of the report, including the redesignation of Item 14 as Item 9A; and

•	Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) to revise Exhibits 12(a) and 12(b) to reflect the guidance set forth in Topic D-107, and to comply with changes in SEC regulations that became effective after the original filing date of the report.

      In addition, cross-references have been changed to reflect that certain information provided in response to Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) is physically included in this Form 10-K/A rather than incorporated by reference to the Company’s 2002 Annual Report to Stockholders.

      This Amendment No. 1 does not change any information contained in any other item of the Company’s Form 10-K as originally filed on March 14, 2003. This Amendment No. 1 also does not reflect events that have occurred after the original filing date of the Form 10-K except as described above with respect to changes in SEC regulations, and does not change the “Factors That May Affect Future Results” discussion in the Form 10-K. Refer to that same section in the Company’s Form 10-Q for the quarter ended September 30, 2003 for a more current discussion of some of the factors that may cause actual results to differ from expectations.

      The Company is not amending prior year Form 10-K filings as diluted earnings per share were reduced in 2001, 2000, 1999 and 1998 by nil, $0.01, $0.01, and $0.01, respectively.

FORM 10-K/A CROSS-REFERENCE INDEX

Page(s)
PART I
Item 1.	Business
	Description of Business	2-140
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	23-25, 141
	Investment Portfolio	31, 61-62, 74-75
	Loan Portfolio	32, 39-42, 63-64, 76-81, 142
	Summary of Loan Loss Experience	16-18, 39-42, 63-64, 77-81, 142-144
	Deposits	33, 86
	Return on Equity and Assets	11, 14
	Short-Term Borrowings	87
	Derivative Financial Instruments	67-69, 130-134

PART II

Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-56
Item 8.	Financial Statements and Supplementary Data	57-140
Item 9(a).	Controls and Procedures	145

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	57-140, 146-153

SIGNATURES		154

This Form 10-K/A for the year ended 2002, including Item 1 (Business), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data), contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

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

On October 25, 2000, the Company completed its merger with First Security Corporation (the FSCO Merger), with First Security Corporation surviving the merger as a wholly-owned subsidiary of the Parent. The Company accounted for the FSCO Merger under the pooling-of-interests method of accounting. Accordingly, the information included in this report, including the Financial Statements and Supplementary Data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, presents the combined results as if the merger had been in effect for all periods presented.

The Company has three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data include financial information and descriptions of these operating segments.

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

The former Wells Fargo & Company’s principal subsidiary, Wells Fargo Bank, N.A., was the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905, was merged in 1960 with American Trust Company, another of the oldest banks in the Western United States, and became Wells Fargo Bank, N.A., a national banking association, in 1968.

The former Wells Fargo & Company acquired First Interstate Bancorp in April 1996. First Interstate’s assets had an approximate book value of $55 billion. The transaction was valued at approximately $11.3 billion and was accounted for as a purchase.

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

Competition

The financial services industry is highly competitive. The Company’s subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.

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

REGULATION AND SUPERVISION

The following discussion, together with Notes 4 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

Applicable laws and regulations could restrict the Company’s ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on the Company’s capital stock. They could also require the Company to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.

General

Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB).

Subsidiary Banks. The Company’s national subsidiary banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC) and the FRB. The Company’s state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.

Nonbank Subsidiaries. Many of the Company’s nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. The Company’s brokerage subsidiaries are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. and state securities regulators. The Company’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of the Company may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

Parent Bank Holding Company Activities

“Financial in Nature” Requirement. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Because the Company is a financial holding company, if any subsidiary bank of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the FRB may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to restrict the Company’s activities to those permissible for a bank holding company that is not also a financial holding company.

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

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Act (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state).

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977, as amended.

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 4 (Cash, Loan and Dividend Restrictions) to Financial Statements.

Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Holding Company Structure

Transfer of Funds from Subsidiary Banks. The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

Source of Strength. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

The OCC may order the assessment of the Parent if the capital of one of its national bank subsidiaries were to become impaired. If the Parent failed to pay the assessment within three months, the OCC could order the sale of the Parent’s stock in the national bank to cover the deficiency.

Capital loans by the Parent to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of the Parent’s bankruptcy, any commitment by the Parent to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The Federal Deposit Insurance Act (FDI Act) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Parent, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions. All of the Parent’s banks are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Capital Requirements

The Parent is subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements.

The FRB may set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the FRB considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities.

Effective April 1, 2002, the FRB, OCC and FDIC issued new rules governing the capital treatment of nonfinancial equity investments, which includes investments made by the Company’s venture capital subsidiaries. The rules impose a capital charge that increases incrementally as the level of nonfinancial equity investments increases relative to Tier 1 capital. For covered investments that total less than 15% of Tier 1 capital, the rules require a Tier 1 capital charge of 8% of the adjusted carrying value of the covered investments. For covered investments that total 15% or more but less than 25%, the Tier 1 capital charge is 12%, and for covered investments that total 25% or more, the Tier 1 capital charge is 25%. The new rules have not had a material impact on the Company.

FRB, FDIC and OCC rules also require the Company to incorporate market and interest rate risk components into its regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord, with the goal of finalizing the Accord by the fourth quarter of 2003 with anticipated implementation by 2006. The New Basel Capital Accord incorporates three pillars that address (a) minimum capital requirements, (b) supervisory review, which relates to an institution’s capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the New Basel Accord.

From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company’s reported capital ratios and net risk-adjusted assets.

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

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Deposit Insurance Assessments

Through the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), the FDIC insures the deposits of the Parent’s depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by BIF and SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF assessment rate for the Parent’s depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Parent’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Parent’s subsidiary depository institutions could have a material adverse effect on the Parent’s earnings, depending on the collective size of the particular institutions involved.

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

Fiscal and Monetary Policies

The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.

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

Future Legislation

Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company’s business, results of operations or financial condition.

FINANCIAL REVIEW

OVERVIEW

Wells Fargo & Company is a $349 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at December 31, 2002. In this Form 10-K/A, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Certain amounts in the Financial Review for prior years have been reclassified to conform with the current financial statement presentation.

Net income for 2002, before the effect of the accounting change related to FAS 142, was $5.71 billion, or $3.32 per share, compared with $3.98 billion, or $2.30 per share (excluding goodwill amortization), for 2001. On the same basis, return on average assets (ROA) was 1.77% and return on average common equity (ROE) was 19.63% in 2002, compared with 1.40% and 14.88%, respectively, (excluding goodwill amortization) for 2001.

The Company completed its initial goodwill impairment assessment under Financial Accounting Standards Board (FASB) Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets, and recorded a transitional impairment charge of $276 million (after tax) in first quarter 2002. At December 31, 2002, the Company had $9.75 billion of goodwill, $5.50 billion of which related to the 1996 purchase of First Interstate Bancorp.

Net income in 2002, after the effect of the accounting change related to FAS 142, was $5.43 billion compared with $3.41 billion in 2001. Earnings per common share were $3.16 in 2002, compared with $1.97 in 2001. ROA was 1.69% and ROE was 18.68% in 2002, compared with 1.20% and 12.73%, respectively, in 2001. Net income and earnings per share in 2001 included the second quarter 2001 impairment of public and private equity securities and other special charges of $1.16 billion (after tax), or $.67 per share. Excluding goodwill amortization, 2001 net income was $3.98 billion and earnings per share were $2.30.

Net interest income on a taxable-equivalent basis was $14.59 billion in 2002, compared with $12.05 billion a year ago. The Company’s net interest margin was 5.53% for 2002, compared with 5.29% in 2001.

Noninterest income was $10.77 billion in 2002, compared with $9.01 billion in 2001. Noninterest income in 2001 included approximately $1.72 billion (before tax) of other-than-temporary impairment in the valuation of publicly-traded securities and private equity investments recorded in the second quarter of 2001.

Revenue, the sum of net interest income and noninterest income, increased 20% to $25.25 billion in 2002 from $20.98 billion in 2001. Revenue in 2001 included approximately $1.72 billion (before tax) of non-cash impairment.

Noninterest expense totaled $14.71 billion in 2002, compared with $13.79 billion in 2001, an increase of 7%. The increase was primarily due to an increase in mortgage and home equity loan volume.

During 2002, net charge-offs were $1.68 billion, or .96% of average total loans, compared with $1.73 billion, or 1.10%, during 2001. The provision for loan losses in 2002 and 2001 approximated net charge-offs. The allowance for loan losses was $3.82 billion, or 1.98% of total loans, at December 31, 2002, compared with $3.72 billion, or 2.22%, at December 31, 2001.

At December 31, 2002, total nonaccrual loans were $1.49 billion, or .8% of total loans, compared with $1.64 billion, or 1.0%, at December 31, 2001. Foreclosed assets were $195 million at December 31, 2002, compared with $160 million at December 31, 2001.

The ratio of common stockholders’ equity to total assets was 8.67% at December 31, 2002, compared with 8.82% at December 31, 2001. The Company’s total risk-based capital (RBC) ratio at December 31, 2002 was 11.44% and its Tier 1 RBC ratio was 7.70%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at December 31, 2001 were 11.01% and 7.43%, respectively. The Company’s Tier 1 leverage ratios were 6.57% and 6.24% at December 31, 2002 and 2001, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143 (FAS 143), Accounting for Asset Retirement Obligations, which addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective January 1, 2003, with early adoption permitted. The Company adopted FAS 143 effective January 1, 2003 and the adoption of the statement will not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company adopted FAS 146 on January 1, 2003 and the adoption of the statement will not have a material effect on the Company’s financial statements.

In October 2002, the FASB issued Statement No. 147 (FAS 147), Acquisitions of Certain Financial Institutions, which amends Statement No. 72 (FAS 72), Accounting for Certain Acquisitions of Banking or Thrift Institutions and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by FAS 72. FAS 147 also amends Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived

Assets, to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). Effective October 1, 2002, the Company adopted FAS 147, and the adoption did not have a material effect on the Company’s financial statements.

In November of 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation describes the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 will not have a material effect on the Company’s financial statements. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002.

In December 2002, the FASB issued Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of FAS 148 effective December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, the Company adopted the recognition and measurement provisions of FIN 46 for variable interest entities (VIEs) formed after January 31, 2003, and, on December 31, 2003, for all existing VIEs. The Company believes that it is reasonably possible that it could be a significant or majority variable interest holder in certain special-purpose entities formed to securitize high-yield corporate debt, commercial mortgage-backed and real estate investment trust securities. The total amount of assets in these entities at December 31, 2002 approximated $1.2 billion. The adoption of FIN 46 will not have a material effect on the Company’s financial statements.

In May 2003, the Emerging Issues Task Force published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarified accounting guidance for certain lease transactions with residual value guarantees. Based on this guidance, the Company determined that certain auto leases previously accounted for as direct finance leases should be recorded as operating leases. The Company’s implementation of this guidance on January 16, 2004 did not have a material effect on the Company’s results of operations or financial position for any period in which such leasing activities were present (1998 through 2003).

Table 1

RATIOS AND PER COMMON SHARE DATA

	Year ended December 31		,
($ in millions, except per share amounts)	2002	2001	2000

Before effect of change in accounting principle (1) and excluding goodwill amortization

PROFITABILITY RATIOS
Net income to average total assets (ROA)	1.77%	1.40%	1.80%
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.63	14.88	18.25
Net income to average stockholders’ equity	19.61	14.81	18.13

EFFICIENCY RATIO (2)	58.3%	62.8%	59.7%

After effect of change in accounting principle

PROFITABILITY RATIOS
ROA	1.69%	1.20%	1.60%
ROE	18.68	12.73	16.24
Net income to average stockholders’ equity	18.66	12.69	16.13

EFFICIENCY RATIO (2)	58.3%	65.7%	62.3%

CAPITAL RATIOS
At year end:
Common stockholders’ equity to assets	8.67%	8.82%	9.62%
Stockholders’ equity to assets	8.68	8.84	9.71
Risk-based capital (3)
Tier 1 capital	7.70	7.43	7.30
Total capital	11.44	11.01	10.44
Tier 1 leverage (3)	6.57	6.24	6.48
Average balances:
Common stockholders’ equity to assets	9.03	9.35	9.84
Stockholders’ equity to assets	9.05	9.42	9.94

PER COMMON SHARE DATA
Dividend payout (4)	34.46%	50.25%	38.14%
Book value	$17.95	$15.99	$15.28
Market prices (5):
High	$54.84	$54.81	$56.38
Low	38.10	38.25	31.00
Year end	46.87	43.47	55.69

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)	See Note 26 (Regulatory and Agency Requirements) to Financial Statements for additional information.
(4)	Dividends declared per common share as a percentage of earnings per common share.
(5)	Based on daily prices reported on the New York Stock Exchange Composite Transaction Reporting System.

Table 2

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

						% Change
(in millions,						2002 /
except per share amounts)	2002	2001	2000	1999	1998	2001

INCOME STATEMENT
Net interest income	$14,482	$11,976	$10,339	$9,608	$9,236	21%
Provision for loan losses	1,684	1,727	1,284	1,079	1,576	(2)
Noninterest income	10,767	9,005	10,360	9,277	8,113	20
Noninterest expense	14,711	13,794	12,889	11,483	12,130	7

Before effect of change in accounting principle

Net income	$5,710	$3,411	$4,012	$3,995	$2,178	67

Earnings per common share	3.35	1.99	2.35	2.31	1.27	68
Diluted earnings per common share	3.32	1.97	2.32	2.28	1.25	69

After effect of change in accounting principle

Net income	$5,434	$3,411	$4,012	$3,995	$2,178	59

Earnings per common share	3.19	1.99	2.35	2.31	1.27	60
Diluted earnings per common share	3.16	1.97	2.32	2.28	1.25	60

Dividends declared per common share	1.10	1.00	.90	.785	.70	10

BALANCE SHEET (at year end)
Securities available for sale	$27,947	$40,308	$38,655	$43,911	$36,660	(31)
Loans	192,478	167,096	155,451	126,700	114,546	15
Allowance for loan losses	3,819	3,717	3,681	3,312	3,274	3
Goodwill	9,753	9,527	9,303	8,046	7,889	2
Assets	349,197	307,506	272,382	241,032	224,141	14
Core deposits	198,234	182,295	156,710	138,247	144,179	9
Long-term debt	47,320	36,095	32,046	26,866	22,662	31
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,885	2,435	935	935	935	18
Common stockholders’ equity	30,258	27,111	26,194	23,587	21,873	12
Stockholders’ equity	30,319	27,175	26,461	23,858	22,336	12

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. The Company, in consultation with the Audit and Examination Committee, has reviewed and approved these critical accounting policies (further described in Note 1 (Summary of Significant Accounting Policies) to Financial Statements).

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. Allocation of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable and estimable credit losses inherent in the portfolio including unfunded commitments. Additions to the allowance may result from recording provision for loan losses or loan recoveries, while charge-offs are deducted from the allowance.

Process to Determine the Adequacy of the Allowance for Loan Losses
The Company has an established process to determine the adequacy of the allowance for loan losses that relies on a number of analytical tools and benchmarks to arrive at a range of probable outcomes. No single statistic or measurement, in itself, determines the adequacy of the allowance. For analytical purposes, the allowance consists of two components, allocated and unallocated.

To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually and loans analyzed on a pooled basis. The determination of the allocated allowance for portfolios of commercial and real estate loans involves the use of a continuous and standardized loan grading process in combination with a review of larger individual higher-risk transactions. The Company grades loans and assigns a loss factor to each pool of loans based on the grades. The loss factors used for this analysis are derived in two ways. First, migration models are used to determine loss factors by tracking actual portfolio movements between loan grades over the loss emergence period of these portfolios. Second, in the case of graded loans without identified credit weaknesses, the loss factors are estimated using a combination of long-term average loss experience of the Company’s own graded portfolios and external industry data. In addition, the Company analyzes non-performing loans over $1 million individually for impairment using a cash flow or collateral based methodology. Calculated impairment is included in the allocated allowance unless impairment has been recognized as a loss.

In the case of homogeneous portfolios, such as consumer loans and leases, residential mortgage loans, and some segments of small business loans, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. For such portfolios, the risk assessment process includes the use of forecasting models to measure inherent loss in these portfolios. Such analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the Company’s loss mitigation or customer solicitation strategies, in order to reduce the differences between estimated and observed losses.

To mitigate imprecision and incorporate the range of probable outcomes inherent in estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component also incorporates the Company’s judgmental determination of risks inherent in portfolio composition, economic uncertainties and other subjective factors, including industry trends impacting specific portfolio segments that have not yet resulted in changes in individual loan grades. Therefore the ratio of the allocated to the unallocated components within the total allowance for loan losses may fluctuate from period to period. The allocated and unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio.

The determination of the level of the allowance and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including: (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) management’s evaluation of credit risk related to both individual borrowers and pools of loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) observations derived from the Company’s ongoing internal audit and examination processes and those of its regulators.

The assumptions below were used to estimate a range of the 2002 allowance outcomes and related changes in provision expense assuming either a reasonably possible deterioration in loan credit quality or a reasonably possible improvement in loan credit quality.

Assumptions for deterioration in loan credit quality:

For the non-homogeneous wholesale components of the portfolio, a downward migration of certain loan grades to the next lower grade, resulting in a 70% increase in the balance of loans classified as special mention and substandard, as defined by the Office of the Comptroller of the Currency (OCC); and

For the homogeneous portfolio (such as consumer loans and leases, residential mortgage loans, and some segments of small business lending), a 20 basis point increase in estimated loss rates over the historical level of losses.

Assumptions for improvement in loan credit quality:

For the non-homogeneous wholesale components of the portfolio, a 25% decrease in the balance of loans classified as special mention and substandard, as defined by the OCC; and

For the homogeneous portfolio (such as consumer loans and leases, residential mortgage loans, and some segments of small business lending), a 10 basis point decrease in estimated loss rates over the historical level of losses.

These assumptions would result in a potential of $500 million in additional expected losses to emerge in the portfolio under the deterioration in loan credit quality scenario and a potential of a $350 million reduction to expected losses to emerge in the portfolio under the improvement in loan credit quality scenario.

Changes in the estimate related to the allowance for loan losses can materially affect net income. This is only one example of reasonably possible sensitivity scenarios. The process of determining the allowance requires us to forecast losses on loans in the future which are highly uncertain and require a high degree of judgment; and is impacted by regional, national and global economic trends, and different assumptions regarding “reasonably possible” future economic conditions could have been used and would have had a material impact on the provision for loan losses and on the consolidated results of operations.

MORTGAGE SERVICING RIGHTS VALUATION

The Company recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (MSRs), whether the servicing rights are acquired through purchases or retained upon sale or securitization of originated loans. Generally, purchased MSRs are capitalized at the cost to acquire the rights. Originated MSRs are capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan is sold. Purchased and originated MSRs are carried at the lower of the capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. For MSRs designated as a hedged item in a fair value hedge under FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, the carrying value of the MSRs is adjusted for changes in fair value resulting from the application of hedge accounting. If the MSRs carrying value is adjusted for changes in fair value resulting from the application of hedge accounting, the adjustment becomes part of the carrying value, which is still subject to a fair value test in accordance with FASB Statement No. 140 (FAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment speeds and discount rates.

To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of estimated future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, late fees and float income. The valuation of MSRs is discussed further in this section and in Notes 1 (Summary of Significant Accounting Policies), 22 (Securitizations) and 23 (Mortgage Banking Activities) to Financial Statements.

Each quarter, the Company evaluates the possible impairment of MSRs based on the difference between the carrying amount and current fair value of the MSRs, in accordance with FAS 140. For purposes of evaluating and measuring impairment, the Company stratifies its portfolio on the basis of certain risk characteristics, including loan type and note rate. If temporary impairment exists, a valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification tranche, through a charge to income. If the Company later determines that all or a portion of the temporary impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income.

The Company has a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. In determining whether other-than-temporary impairment has occurred, the Company considers both historical and projected trends in interest rates, pay off activity and the potential for impairment recovery through interest rate increases. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals.

To reduce the sensitivity of earnings to interest rate and market value fluctuations, the Company hedges the change in value of its MSRs with derivative financial instruments. To the extent that hedge instruments are highly effective, any reduction or increase in the value of the mortgage servicing asset is generally offset by gains or losses in the value of the derivative instrument. To the extent that the reduction or increase in the value of the MSRs is not offset, the Company immediately recognizes either a gain or loss for the amount of derivative ineffectiveness. The Company does not fully hedge MSRs because its origination volume is a “natural hedge”, i.e., as interest rates decline, origination volume increases even though servicing values decrease. Conversely, as interest rates increase, origination volumes decline, but the value of servicing increases.

Servicing fees, net of amortization, impairment and gain or loss on the ineffective portion and the excluded portion of the derivative financial instruments are recorded as a component of mortgage banking noninterest income.

The Company uses a dynamic and sophisticated model to estimate the value of its servicing asset. Loan prepayment speed is a key assumption in the valuation model and represents the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate is another key assumption in the valuation model and is equal to what the Company believes would be the required rate of return for an asset with similar risk. The discount rate considers the risk premium for uncertainties associated with servicing operations (e.g., possible changes in future servicing costs, ancillary income and earnings on escrow accounts). Both variables can and generally will change in quarterly and annual valuations as market conditions and projected interest rates change. All assumptions are reviewed quarterly by senior management.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of MSRs to an immediate adverse change in those assumptions are presented in the table on the next page.

Table 3

FAIR VALUE OF MORTGAGE SERVICING RIGHTS

($ in millions)

Fair value of MSRs at December 31, 2002	$4,494
Expected weighted-average life (in years)	2.1
Prepayment speed assumption (annual CPR(1))	36.8%
Decrease in fair value from 10% adverse change	$255
Decrease in fair value from 25% adverse change	577
Discount rate assumption	10.6%
Decrease in fair value from 100 basis point adverse change	$78
Decrease in fair value from 200 basis point adverse change	153

(1)	Constant prepayment rate

In recent years, there have been significant market driven fluctuations in loan prepayment speeds and the discount rate appropriate for MSRs. Also, loan prepayment speeds and the market discount rate could fluctuate rapidly and significantly in the future. Accordingly, estimating prepayment speeds within a range that market participants would use in determining the fair value of MSRs requires significant management judgment.

PENSION ACCOUNTING

There are four key variables utilized in the calculation of the Company’s annual pension cost; (1) size of the employee population, (2) actuarial assumptions, (3) expected long-term rate of return on plan assets, and (4) discount rate.

Size of the Employee Population
The amount of pension expense is directly related to the number of employees covered by the plan. The population of employees eligible for pension benefits has steadily increased over the last few years, causing a proportional growth in pension expense.

Actuarial Assumptions
In estimating the projected benefit obligation, actuaries must make assumptions about such factors as mortality rate, turnover rate, retirement rate, disability rate, and the rate of compensation increases. Because these factors do not tend to change over time, the range of actuarial assumptions is generally narrow. Consequently, pension plan expense is relatively insensitive to actuarial assumptions.

Expected Long-Term Rate of Return on Plan Assets
In accordance with FASB Statement No. 87, Employers’ Accounting for Pensions, the Company calculates the expected return on plan assets each year based on the balance in the pension asset portfolio at the beginning of the plan year and the expected long-term rate of return on that portfolio. The expected long-term rate of return is designed to approximate the long-term rate of return actually earned on the plan assets over time and the expected long-term rate of return is generally held constant so that the pattern of income/expense recognition more closely matches the stable pattern of services provided by the Company’s employees over the life of the pension obligation.

In determining the reasonableness of the expected rate of return, a variety of factors are considered including the actual return earned on plan assets, historical rates of return on the various asset classes of which the plan portfolio is comprised, independent projections of returns on various asset classes, and current/prospective capital market conditions and economic forecasts. The Company has used an expected rate of return of 9% on plan assets in each of the past six years. Over the last two decades, the plan assets have actually earned a rate of return higher than 9%, although the return in the last three years was lower. Differences in each year, if any, between expected and actual returns in excess of a 5% corridor are amortized in the net periodic pension calculation over five years. See Note 16 (Employee Benefits and Other Expenses) to Financial Statements for details on the Company’s changes in pension benefit obligation and the fair value of plan assets.

Based on the pension asset and projected benefit obligation balances as of November 30, 2002, the Company’s measurement date, if the Company were to assume a 1% increase/decrease in the expected long-term rate of return, holding the discount rate and other actuarial assumptions constant, pension expense would decrease/increase by approximately $27 million.

Discount Rate
The discount rate is the rate used to determine the present value of the Company’s future benefit obligations. It is an assumption that reflects the rates available on long-term high-quality fixed-income debt instruments, reset annually on the measurement date of each year. The Company lowered its discount rate in 2002 to 7% from 7.5%, which was the rate used in 1999-2001.

If the Company were to assume a 1% increase/decrease in the discount rate, holding the expected long-term rate of return and other actuarial assumptions constant, pension expense would decrease/increase by approximately $65 million.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis was $14.59 billion in 2002, compared with $12.05 billion in 2001, an increase of 21%.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. For 2002, the net interest margin was 5.53%, compared with 5.29% in 2001. In 2002, deposit and borrowing costs declined faster than declines in loans and debt securities yields due to the falling interest rate environment.

Earning assets increased $35.8 billion in 2002 from 2001 predominantly due to increases in average loans and mortgages held for sale. Loans averaged $174.5 billion in 2002, compared with $157.2 billion in 2001. The increase was predominantly due to growth in mortgage and home equity products. Average mortgages held for sale increased to $39.9 billion in 2002 from $23.7 billion in 2001. The increase was due to increased originations including refinancing activity. The increases were partially offset by a slowdown in commercial loan demand consistent with conditions in the current U.S. economy. Debt securities available for sale averaged $36.0 billion in 2002, compared with $36.7 billion in 2001.

An important contributor to the growth in net interest income and the net interest margin from 2001 was a 10% increase in average core deposits, the Company’s low-cost source of funding. Average core deposits were $184.1 billion and $167.9 billion and funded 57.2% and 58.9% of the Company’s average total assets in 2002 and 2001, respectively. While savings certificates of deposits declined on average from $29.9 billion to $24.3 billion, noninterest-bearing checking accounts and other core deposit categories increased on average from $138.1 billion in 2001 to $159.9 billion in 2002 reflecting a combination of growth in mortgage escrow deposits, resulting from higher origination volume, and growth in primary account relationships. Total average interest-bearing deposits increased to $133.8 billion in 2002 from $120.2 billion a year ago. For the same period, total average noninterest-bearing deposits increased to $63.6 billion from $55.3 billion.

Table 4 presents the individual components of net interest income and the net interest margin.

Table 4

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	2002				2001
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,652	1.67%	$44		$2,583	3.69%	$95
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,770	5.57	95		2,158	6.55	137
Securities of U.S. states and political subdivisions	2,106	8.33	167		2,026	7.98	154
Mortgage-backed securities:
Federal agencies	26,718	7.23	1,856		27,433	7.19	1,917
Private collateralized mortgage obligations	2,341	7.18	163		1,766	8.55	148

Total mortgage-backed securities	29,059	7.22	2,019		29,199	7.27	2,065
Other debt securities (4)	3,029	7.74	232		3,343	7.80	254

Total debt securities available for sale (4)	35,964	7.25	2,513		36,726	7.32	2,610
Mortgages held for sale (3)	39,858	6.13	2,450		23,677	6.72	1,595
Loans held for sale (3)	5,380	4.69	252		4,820	6.58	317
Loans:
Commercial	46,520	6.80	3,164		48,648	8.01	3,896
Real estate 1-4 family first mortgage	32,669	6.69	2,185		23,359	7.54	1,761
Other real estate mortgage	25,413	6.17	1,568		24,194	7.99	1,934
Real estate construction	7,925	5.69	451		8,073	8.10	654
Consumer:
Real estate 1-4 family junior lien mortgage	25,220	7.07	1,783		17,587	9.20	1,619
Credit card	6,810	12.27	836		6,270	13.36	838
Other revolving credit and monthly payment	24,072	10.28	2,475		23,459	11.40	2,674

Total consumer	56,102	9.08	5,094		47,316	10.84	5,131
Lease financing	4,079	6.32	258		4,024	6.90	278
Foreign	1,774	18.90	335		1,603	20.82	333

Total loans (5)(6)	174,482	7.48	13,055		157,217	8.90	13,987
Other	6,492	3.80	248		4,000	4.77	191

Total earning assets	$264,828	7.04	18,562		$229,023	8.24	18,795

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,494	.55	14		$2,178	1.59	35
Market rate and other savings	93,787	.95	893		80,585	2.08	1,675
Savings certificates	24,278	3.21	780		29,850	5.13	1,530
Other time deposits	8,191	1.86	153		1,332	5.04	67
Deposits in foreign offices	5,011	1.58	79		6,209	3.96	246

Total interest-bearing deposits	133,761	1.43	1,919		120,154	2.96	3,553
Short-term borrowings	33,278	1.61	536		33,885	3.76	1,273
Long-term debt	42,158	3.33	1,404		34,501	5.29	1,826
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,780	4.23	118		1,394	6.40	89

Total interest-bearing liabilities	211,977	1.88	3,977		189,934	3.55	6,741
Portion of noninterest-bearing funding sources	52,851	—	—		39,089	—	—

Total funding sources	$264,828	1.51	3,977		$229,023	2.95	6,741

Net interest margin and net interest income on a taxable-equivalent basis (7)		5.53%	$14,585			5.29%	$12,054

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,820				$14,608
Goodwill	9,737				9,514
Other	33,340				32,222

Total noninterest-earning assets	$56,897				$56,344

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$63,574				$55,333
Other liabilities	17,054				13,214
Preferred stockholders’ equity	55				210
Common stockholders’ equity	29,065				26,676
Noninterest-bearing funding sources used to fund earning assets	(52,851)				(39,089)

Net noninterest-bearing funding sources	$56,897				$56,344

TOTAL ASSETS	$321,725				$285,367

(1)	The average prime rate of the Company was 4.68%, 6.91%, 9.24%, 8.00% and 8.35% for 2002, 2001, 2000, 1999 and 1998, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.80%, 3.78%, 6.52%, 5.42% and 5.56% for the same years, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.

2000				1999				1998
		Interest				Interest				Interest
Average	Yields /	income	/	Average	Yields /	income	/	Average	Yields /	income	/
balance	rates	expense		balance	rates	expense		balance	rates	expense

$2,370	6.01%	$143		$1,673	5.11%	$86		$1,770	5.57%	$99

3,322	6.16	210		6,124	5.51	348		5,916	6.02	353
2,080	7.74	162		2,119	8.12	168		1,855	8.39	148

26,054	7.22	1,903		23,542	6.77	1,599		20,079	6.99	1,376
2,379	7.61	187		3,945	6.77	270		3,072	6.72	205

28,433	7.25	2,090		27,487	6.77	1,869		23,151	6.95	1,581
5,049	7.93	261		3,519	7.49	209		1,570	7.94	105

38,884	7.24	2,723		39,249	6.69	2,594		32,492	6.90	2,187
10,725	7.85	849		13,559	6.96	951		14,712	6.85	1,008
4,915	8.50	418		5,154	7.31	377		4,876	7.71	376

45,352	9.40	4,263		38,932	8.66	3,370		35,805	8.85	3,169
17,190	7.72	1,327		13,396	7.76	1,039		13,870	7.92	1,098
22,509	8.99	2,023		18,822	8.74	1,645		17,539	9.40	1,648
6,934	10.02	695		5,260	9.56	503		4,270	9.71	415

14,458	10.85	1,569		11,574	10.00	1,157		10,708	10.43	1,117
5,867	14.58	856		5,686	13.77	783		6,322	14.99	948
21,824	12.06	2,631		19,561	11.88	2,324		19,992	12.15	2,428

42,149	11.99	5,056		36,821	11.58	4,264		37,022	12.13	4,493
4,218	5.35	225		3,509	5.23	184		2,825	4.78	135
1,621	21.15	343		1,554	20.65	321		1,353	20.65	279

139,973	9.95	13,932		118,294	9.57	11,326		112,684	9.97	11,237
3,206	6.21	199		3,252	5.01	162		3,092	5.86	181

$200,073	9.18	18,264		$181,181	8.57	15,496		$169,626	8.94	15,088

$3,424	1.88	64		$3,120	.99	31		$3,034	1.35	41
63,577	2.81	1,786		60,901	2.30	1,399		56,724	2.63	1,492
30,101	5.37	1,616		30,088	4.86	1,462		31,905	5.29	1,686
4,438	5.69	253		3,957	4.94	196		4,565	5.47	250
5,950	6.22	370		1,658	4.76	79		948	4.84	46

107,490	3.80	4,089		99,724	3.17	3,167		97,176	3.62	3,515
28,222	6.23	1,758		22,559	5.00	1,127		17,927	5.36	963
29,000	6.69	1,939		24,646	5.90	1,453		19,294	6.29	1,214

935	7.92	74		935	7.73	72		1,160	8.12	94

165,647	4.75	7,860		147,864	3.94	5,819		135,557	4.27	5,786
34,426	—	—		33,317	—	—		34,069	—	—

$200,073	3.95	7,860		$181,181	3.22	5,819		$169,626	3.43	5,786

	5.23%	$10,404			5.35%	$9,677			5.51%	$9,302

$13,103				$12,252				$11,410
8,811				7,983				8,069
28,170				23,673				18,486

$50,084				$43,908				$37,965

$48,691				$45,201				$43,229
10,949				8,895				7,321
266				461				463
24,604				22,668				21,021
(34,426)				(33,317)				(34,069)

$50,084				$43,908				$37,965

$250,157				$225,089				$207,591

(4)	Includes certain preferred securities.
(5)	Interest income includes loan fees, net of deferred costs, of approximately $101 million, $146 million, $194 million, $210 million and $148 million in 2002, 2001, 2000, 1999 and 1998, respectively.
(6)	Nonaccrual loans and related income are included in their respective loan categories.
(7)	Includes taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The federal statutory tax rate was 35% for all years presented.

NONINTEREST INCOME

Table 5 shows the major components of noninterest income.

Table 5

NONINTEREST INCOME

				% Change
	Year ended December 31		,	2002 /	2001 /
(in millions)	2002	2001	2000	2001	2000

Service charges on deposit accounts	$2,179	$1,876	$1,704	16%	10%
Trust and investment fees:
Trust, investment and IRA fees	1,343	1,534	1,498	(12)	2
Commissions and all other fees	532	257	126	107	104

Total trust and investment fees	1,875	1,791	1,624	5	10

Credit card fees	920	796	721	16	10
Other fees:
Cash network fees	183	202	187	(9)	8
Charges and fees on loans	616	445	347	38	28
All other	585	597	579	(2)	3

Total other fees	1,384	1,244	1,113	11	12

Mortgage banking:
Origination and other closing fees	1,048	737	350	42	111
Servicing fees, net of amortization and provision for impairment	(737)	(260)	665	183	—
Net gains on securities available for sale	—	134	—	(100)	—
Net gains on sales of mortgage servicing rights	—	—	159	—	(100)
Net gains on mortgage loan origination/sales activities	1,038	705	38	47	—
All other	364	355	232	3	53

Total mortgage banking	1,713	1,671	1,444	3	16

Operating leases	1,115	1,315	1,517	(15)	(13)
Insurance	997	745	411	34	81
Net gains (losses) on debt securities available for sale	293	316	(739)	(7)	—
Net (losses) gains from equity investments	(327)	(1,538)	2,130	(79)	—
Net gains (losses) on sales of loans	19	35	(134)	(46)	—
Net gains on dispositions of operations	10	122	23	(92)	430
All other	589	632	546	(7)	16

Total	$10,767	$9,005	$10,360	20%	(13)%

Service charges on deposit accounts increased 16% due to continued growth in primary checking accounts and increased activity.

The decrease in trust, investment and IRA fees in 2002 compared with 2001 was due to a decline in mutual fund values due to market conditions and a decline in fund balances due to lower interest rates. The increase in commissions and all other fees 2002 compared with 2001 was primarily due to the acquisition of H.D. Vest, a financial planning services company, in the third quarter of 2001. The Company managed mutual funds with $74 billion of assets at December 31, 2002, compared with $77 billion at December 31, 2001. The Company also administered corporate trust, personal trust, employee benefit trust and agency assets of approximately $432 billion and $440 billion at December 31, 2002 and 2001, respectively, and actively managed corporate trust, personal trust, employee benefit trust and agency assets of approximately $102 billion and $99 billion at December 31, 2002 and 2001, respectively.

Credit card fees increased 16%, compared with 2001, primarily due to an increase in credit card accounts, credit and debit card usage and merchant fees on debit and credit cards.

Mortgage banking noninterest income was $1,713 million in 2002 compared with $1,671 million in 2001. Net servicing fees were a loss of $737 million and $260 million in 2002 and 2001, respectively. In both 2002 and 2001, net servicing fees were impacted by increased valuation provision for impairment of MSRs and increased amortization. During 2002 and 2001, the mortgage industry experienced high levels of prepayment activity as a result of lower interest rates. At December 31, 2002, the Federal National Mortgage Association (FNMA) Current Coupon rate (i.e., the secondary market par mortgage yield for 30 year fixed-rate mortgages) was 5.01%, compared with 6.45% at December 31, 2001. Consequently, assumed prepayment speeds, an important element in determining the fair value of MSRs, increased dramatically resulting in a valuation provision for impairment for MSRs in excess of fair value of $2.1 billion in 2002 and $1.1 billion in 2001 and for other retained interests of $567 million in 2002 and $27 million in 2001. During 2002, the Company recognized a direct write-down of the mortgage servicing asset of $1,071 million. See “Critical Accounting Policies – Mortgage Servicing Rights Valuation” in this report for the Company’s methodology for testing MSRs for impairment and for determining if such impairment is other-than-temporary. Key assumptions, including the sensitivity of those assumptions, used to determine the value of MSRs are disclosed in Notes 1 (Summary of Significant Accounting Policies) and 22 (Securitizations) to Financial Statements. Amortization of MSRs was $1,942 million in 2002 and $914 million in 2001. The increase in the valuation provision for impairment and amortization was substantially offset by gains representing the ineffective and the excluded portion of fair value hedges of MSRs and an increase in mortgage servicing fees resulting from growth of the servicing portfolio. Origination and other closing fees of $1,048 million and net gains on mortgage originations/sales activities of $1,038 million were higher in 2002 due to higher mortgage origination volume. Originations for 2002 grew to $333 billion from $202 billion in 2001.

Insurance income for 2002 increased from the prior year predominantly due to the second quarter 2001 acquisition of ACO Brokerage Holdings Corporation, the Acordia group of insurance agencies (a commercial insurance broker).

Net losses from equity investments for 2002 were $327 million, reflecting other-than-temporary impairment in the valuation of publicly-traded and private equity securities. Net losses from equity investments for the same period in 2001 included approximately $1.7 billion (before tax) of impairment write-downs recognized in the second quarter of 2001.

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

Net gains on disposition of operations for 2001 included a $96 million gain from the divestiture of 39 stores in Idaho, New Mexico, Nevada and Utah as a condition to completing the Company’s merger with First Security Corporation.

NONINTEREST EXPENSE

Table 6 shows the major components of noninterest expense.

Table 6

NONINTEREST EXPENSE

				% Change
	Year ended December 31,			2002/	2001/
(in millions)	2002	2001	2000	2001	2000

Salaries	$4,383	$4,027	$3,652	9%	10%
Incentive compensation	1,706	1,195	846	43	41
Employee benefits	1,283	960	989	34	(3)
Equipment	1,014	909	948	12	(4)
Net occupancy	1,102	975	953	13	2
Operating leases	802	903	1,059	(11)	(15)
Goodwill	—	610	530	(100)	15
Core deposit intangibles	155	165	186	(6)	(11)
Net losses (gains) on dispositions of premises and equipment	52	(21)	(58)	—	(64)
Outside professional services	445	441	422	1	5
Contract services	546	538	562	1	(4)
Outside data processing	350	319	343	10	(7)
Telecommunications	347	355	303	(2)	17
Travel and entertainment	337	286	287	18	—
Advertising and promotion	327	276	316	18	(13)
Postage	256	242	252	6	(4)
Stationery and supplies	226	242	223	(7)	9
Insurance	169	167	157	1	6
Operating losses	163	234	179	(30)	31
Security	159	156	98	2	59
All other	889	815	642	9	27

Total	$14,711	$13,794	$12,889	7%	7%

The increase in salaries in 2002 resulted from additional active, full-time equivalent team members, a major portion of which was due to acquisitions and increased employment related to growth in the mortgage and home equity business. Incentive compensation increased predominantly due to mortgage commission expense resulting from higher origination volume. The increase in employee benefits for 2002 includes net pension cost of $150 million in 2002, due to the impact of a weaker stock market and plan asset returns, compared with net pension income of $49 million in 2001.

Under FAS 142, effective January 1, 2002, all goodwill amortization was discontinued.

The increase in outside professional services, travel and entertainment, and advertising and promotion was predominantly due to the increase in mortgage origination volume.

The Company undertook numerous initiatives in 2002 to reduce operating losses, which declined 30% from 2001.

OPERATING SEGMENT RESULTS

Community Banking’s net income was $4.1 billion in 2002 and $2.6 billion in 2001. Net income in 2001 included impairment and other special charges of $1.1 billion (after tax). Net interest income increased to $10.4 billion in 2002 from $8.2 billion in 2001. Average loans grew 18% and average core deposits grew 9% from 2001. The provision for loan losses decreased by $97 million for 2002 due to the improvement in the credit environment relative to last year. Noninterest income for 2002 increased by $1.6 billion over 2001 mostly due to increases in gains on sales of debt securities and service charges on deposit accounts. Noninterest expense increased by $1.4 billion in 2002 over 2001 due mostly to increased expense from strong mortgage origination activity.

Wholesale Banking’s net income, before the effect of change in accounting principle, was $1.2 billion for 2002 and $1.1 billion in 2001. Net income in 2001 included impairment and other special charges of $62 million (after tax). Net interest income increased 4% in 2002, compared with 2001. Noninterest income increased $199 million to $2.3 billion in 2002 compared with 2001, which included impairment and other special charges of $99 million (before tax). Noninterest expense increased to $2.4 billion in 2002, compared with $2.3 billion for the prior year. The higher expenses in 2002 compared with 2001 were primarily due to the Acordia acquisition and increased personnel and occupancy expenses related to increased sales and service staff, higher operating losses and higher expense from minority interest in partnerships.

In first quarter 2002, under FAS 142, a transitional goodwill impairment charge of $98 million (after tax) was recognized in certain reporting units.

Wells Fargo Financial’s net income, before the effect of change in accounting principle, increased 8% to $360 million in 2002 from $334 million in 2001, due to growth in loans combined with lower funding costs. The provision for loan losses increased by $54 million in 2002 predominantly due to growth in loans.

During the second quarter of 2002, Wells Fargo Financial refined its reserve estimation process for its U.S. consumer finance business from a combined contractual and recency based charge-off methodology to a contractual basis. The contractual basis for estimating charge-offs is consistent with the method used throughout the Company’s consumer lines of business. Contractual delinquency loss recognition provides a more robust loss and reserve forecasting methodology and supports improved collections management. An estimate of the effect of this refinement was recognized as an additional $23 million provision expense in the second quarter of 2002. A subsequent $21 million charge-off was reflected in the third quarter of 2002.

In first quarter 2002, under FAS 142, a transitional goodwill impairment charge of $178 million (after tax) was recognized in certain international reporting units, substantially related to Island Finance, a Puerto Rico-based consumer finance company acquired in 1995.

For a further discussion of operating segments see Note 21 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between the year-end 2002 and 2001 balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

The Company holds both debt and marketable equity securities in its securities available for sale portfolio. Debt securities available for sale are primarily held for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, the portfolio is primarily comprised of very liquid, high quality federal agency debt securities. At December 31, 2002, the Company held $27.4 billion of debt securities available for sale, compared with $39.3 billion at December 31, 2001. The decrease in mortgage-backed securities to $21.0 billion at December 31, 2002 from $32.4 billion at December 31, 2001 was largely due to the sale of certain longer-maturity mortgage-backed securities subject to prepayment risk and prepayments of mortgage-backed securities held. The Company had a net unrealized gain on debt securities available for sale of $1.7 billion at December 31, 2002 compared with a net unrealized gain of $655 million at December 31, 2001. The weighted-average expected maturity of the debt securities portion of the securities available for sale portfolio was 5 years and 3 months at December 31, 2002. Since 75% of this portfolio is held in mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because the issuers of such securities may have the right to prepay obligations with or without penalty. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is indicated in Table 7.

Table 7

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At December 31, 2002	$21.0	$1.4	4 yrs., 11 mos.

At December 31, 2002, assuming a 200 basis point:
Increase in interest rates	18.8	(.7)	9 yrs., 4 mos.
Decrease in interest rates	21.4	1.9	1 yrs., 10 mos.

See Note 5 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is presented in Table 4; year-end balances are presented in Note 6 (Loans and Allowance for Loan Losses) to Financial Statements.

Loans averaged $174.5 billion in 2002, compared with $157.2 billion in 2001, an increase of 11%. Total loans at December 31, 2002 were $192.5 billion, compared with $167.1 billion at year-end 2001, an increase of 15%. Mortgages held for sale increased to $51.2 billion from $30.4 billion due to increased originations, including significant refinancing activity. A majority of the increase in loans was due to a strong demand for home mortgages and home equity loans and lines, as well as solid growth in credit card balances and consumer finance receivables.

DEPOSITS

Comparative detail of average deposit balances is presented in Table 4. Average core deposits funded 57.2% and 58.8% of the Company’s average total assets in 2002 and 2001, respectively. Year-end deposit balances are presented in Table 8. Total average interest-bearing deposits rose from $120.2 billion in 2001 to $133.8 billion in 2002. For the same periods, total average noninterest-bearing deposits rose from $55.3 billion to $63.6 billion. Savings certificates declined on average from $29.9 billion in 2001 to $24.3 billion in 2002. Noninterest-bearing checking accounts and other core deposit categories increased substantially in 2002 reflecting the Company’s success in growing customer accounts and balances and reflecting growth in mortgage escrow deposits associated with the record amount of mortgages originated in 2002, offsetting the decline in savings certificates.

Table 8

DEPOSITS

	December 31		,	%
(in millions)	2002	2001		Change

Noninterest-bearing	$74,094	$65,362		13%
Interest-bearing checking	2,625	2,228		18
Market rate and other savings	99,183	89,251		11
Savings certificates	22,332	25,454		(12)

Core deposits	198,234	182,295		9
Other time deposits	9,228	839		—
Deposits in foreign offices	9,454	4,132		129

Total deposits	$216,916	$187,266		16%

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

Off-Balance Sheet Arrangements, Guarantees and Other Commitments

As more fully described in Note 1 (Summary of Significant Accounting Policies) to Financial Statements, the Company consolidates majority-owned subsidiaries. Affiliates in which there is at least 20 percent ownership are generally accounted for under the equity method of accounting and affiliates in which there is less than 20 percent ownership are generally carried at cost.

In the ordinary course of business, the Company engages in financial transactions that are not recorded on the Company’s balance sheet, in accordance with generally accepted accounting principles, or may be recorded on the Company’s balance sheet in amounts that are different than the full contract or notional amount of the transaction. Such transactions are structured to meet the financial needs of customers, manage the Company’s credit, market or liquidity risks, diversify funding sources or optimize capital.

Substantially all of the Company’s off-balance sheet arrangements relate to securitization activities in the ordinary course of business. The Company routinely securitizes residential mortgage loans and, from time to time, other financial assets, including student loans, commercial mortgages and automobile receivables. The Company’s loan securitization transactions are normally structured as sales, in accordance with FAS 140, which involve the transfer of financial assets to certain qualifying special-purpose entities that are not subject to consolidation. In a securitization, an entity transferring the assets is able to convert those assets into cash before they would have been realized by holding the assets to maturity. Special-purpose entities used in such securitizations obtain cash to acquire the assets by issuing securities to investors. In a securitization transaction, the Company customarily provides for representations and warranties with respect to the receivables transferred. In addition, the terms of the transaction generally provide for the Company to retain the right to service the transferred receivables and to repurchase those receivables from the special-purpose entity if the outstanding balance of the receivable falls to a level where the cost of servicing such receivables exceeds the benefits of servicing. In addition, the Company may structure investment vehicles, typically in the form of collateralized debt obligations, which are sold in the market place.

At December 31, 2002, the Company’s securitization arrangements were comprised of approximately $45.3 billion in securitized loan receivables, including $26.5 billion of residential mortgage loans. The Company retained servicing rights and other beneficial interests related to these securitizations of approximately $655 million, consisting of $288 million in securities, $99 million in servicing assets and $268 million in other retained interests. With respect to these securitizations, the Company provided $85 million in liquidity commitments in the form of demand notes and reserve fund balances, and had committed to provide up to $22 million in credit enhancements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarifies those entities that may be subject to consolidation because certain arrangements, as defined in FIN 46, may be controlled by financial interests in such entities, referred to as “variable interest entities” (VIEs), that may not be controlled through voting interests or in which the equity investors do not bear the residual economic risks. Such financial interests that convey economic risks and rewards associated with another entity can derive from relationships such as loans, leases, service contracts, credit enhancements, guarantees, derivatives and call options. An enterprise will be required to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses, if they occur, or receive a majority of the entity’s expected residual returns, if they occur, or both.

The adoption of FIN 46 will not affect the Company’s accounting for securitization transactions involving qualifying special-purpose entities. However, the Company believes that it is reasonably possible that it could be a significant or majority variable interest holder in certain transactions involving VIEs. The aggregate amount of assets with respect to these transactions approximated $1.2 billion at December 31, 2002 and the Company estimates that its maximum exposure to loss as a result of its involvement with these VIEs is approximately $45 million, which approximated the Company’s variable interests in these entities at the end of 2002.

The Company’s 2002 sales proceeds and cash flows from securitizations, and additional information with respect to securitization activities are included in Note 22 (Securitizations) to Financial Statements.

The Company’s mortgage operation, in the ordinary course of business, originates a portion of its mortgage loans through unconsolidated joint ventures in which the Company owns an interest of 50 percent or less. Loans made by the joint ventures are funded by Wells Fargo Home Mortgage, Inc., or an affiliated entity, and are subject to specified underwriting criteria. At December 31, 2002, total assets of these mortgage origination joint ventures were approximately $160 million. The Company provides liquidity to these joint ventures in the form of outstanding lines of credit and, at December 31, 2002, such liquidity commitments totaled $510 million.

The Company also holds interests in other unconsolidated joint ventures that were formed with unrelated third parties to provide certain operational efficiencies due to economies of scale. The Company’s real estate lending services joint ventures are managed by a third party and provide customers title, escrow, appraisal and other real estate related services. The Company’s merchant services joint venture includes credit card processing and related activities. At December 31, 2002, total assets of the Company’s real estate lending and merchant services joint ventures were approximately $373 million.

In connection with certain brokerage, asset management and insurance agency acquisitions made by the Company, the terms of the acquisition agreement provide for deferred payments or additional consideration, based on certain performance targets. At December 31, 2002, the amount of contingent consideration expected to be paid was not material to the Company’s financial statements.

As a financial services provider, the Company routinely enters into commitments to extend credit, including loan commitments, standby letters of credit and financial guarantees. While these contractual obligations represent future cash requirements of the Company, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Company. For additional information, see Note 6 (Loans and Allowance for Loan Losses) to Financial Statements.

In the Company’s venture capital and capital markets businesses, commitments are made to fund equity investments directly to investment funds and to specific private companies. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle. This cycle, the period over which privately-held companies are funded by venture capital investors and ultimately taken public through an initial offering, can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. It is anticipated that many such private equity investments would become public or otherwise become liquid before the balance of unfunded equity commitments is utilized. At December 31, 2002, such commitments totaled approximately $880 million. Other investment commitments, comprised principally of low-income housing, civic and other community development initiatives undertaken by the Company, totaled approximately $230 million at December 31, 2002.

The Company enters into indemnification agreements in the ordinary course of business, including underwriting agreements relating to offers and sales of the Company’s securities, acquisition agreements, and various other business transactions or arrangements, such as relationships arising from service as a director or officer of the Company. For additional information, see Note 25 (Legal Actions and Other Contingent Commitments) to Financial Statements.

Contractual Obligations

In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment.

Table 9 summarizes the Company’s significant contractual obligations at December 31, 2002, except for obligations associated with short-term borrowing arrangements and pension and postretirement benefits plans. Additional information with respect to the obligations presented is included in the referenced Note to Financial Statements. In addition, refer to Notes 11 (Short-term Borrowings) and 16 (Employee Benefits and Other Expenses) to Financial Statements for further discussion of contractual obligations.

Table 9

CONTRACTUAL OBLIGATIONS

					More	Indeter-
		Less than	1-3	3-5	than	minate
(in millions)	Note	1 year	years	years	5 years	maturity	(1)	Total

Payments by period:
Deposits	10	$33,218	$5,689	$1,627	$558	$175,824		$216,916
Long-term debt (2)	7,12	13,656	14,403	8,700	10,561	—		47,320
Guaranteed preferred beneficial interests in Company’s subordinated debentures	13	—	—	—	2,885	—		2,885
Operating leases	7	459	698	451	769	—		2,377
Purchase obligations		52	57	5	10	—		124

Total contractual obligations		$47,385	$20,847	$10,783	$14,783	$175,824		$269,622

(1)	Represents interest- and noninterest-bearing checking, market rate and other savings accounts.
(2)	Includes capital leases of $21 million.

The Company enters into derivative financial instruments, which create contractual obligations, as part of its interest rate risk management process, customer accommodation or other trading activities. See “Asset/Liability and Market Risk Management” in this report and refer to Note 27 (Derivative Financial Instruments) to Financial Statements for additional information regarding derivative financial instruments.

TRANSACTIONS WITH RELATED PARTIES

There are no related party transactions required to be disclosed in accordance with FASB Statement No. 57, Related Party Disclosures. Loans to executive officers and directors of the Company and its banking subsidiaries were made in the ordinary course of business and were made on substantially the same terms as comparable transactions.

RISK MANAGEMENT

CREDIT RISK MANAGEMENT PROCESS

The Company’s credit risk management is an integrated process that stresses decentralized line of business group management and accountability, supported by the Chief Credit Officer’s oversight, consistent credit policies, and frequent and comprehensive risk measurement and modeling. The process is also reviewed regularly by the Company’s Loan Examiners and Internal Audit and is subject to examination by external auditors and regulators.

Credit risk (including counterparty risk) is managed within the framework and guidance of comprehensive company-wide policies. Credit policies are in place for all banking and non-banking operations that have exposure to credit risk. These policies provide a consistent and prudent approach to credit risk management across the enterprise. Actual credit performance and exception rates are measured through detailed tracking and analysis, and credit policies are routinely reviewed and/or modified as appropriate.

The Chief Credit Officer provides company-wide credit oversight. Each business group with credit risks has a designated credit officer and has the primary responsibility for managing that risk. The Chief Credit Officer delegates authority, limits and requirements to the business units. These delegations are reviewed and amended in the event of significant changes in personnel or credit performance.

All portfolios of credit risk are subject to periodic reviews, to ensure that the risk identification processes are functioning properly and that credit standards are followed. Such reviews are conducted by the business units themselves and by the office of the Chief Credit Officer. In addition, all such portfolios are subject to the independent review of the Company’s Loan Examiners and/or Internal Audit.

Quarterly asset quality forecasts are completed to quantify each business group’s intermediate-term outlook for loan losses and recoveries, nonperforming loans and market trends. Periodic stress tests are conducted to validate the adequacy of the overall allowance for loan losses, including a portfolio loss simulation model that simulates the allowance requirement of the Company’s various sub-portfolios assuming various trends in loan quality. Loan portfolios are assessed for geographic or industry concentrations and mitigation strategies are developed.

In addition, the Company routinely reviews and evaluates downside scenarios for risks that are not borrower specific but that may influence the behavior of a particular credit, group of credits, or entire sub-portfolios. This evaluation includes assessments related to particular industries and specific macroeconomic trends.

Nonaccrual Loans and Other Assets

Table 10 presents comparative data for nonaccrual loans and other assets. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. Table 10 excludes loans that are 90 days or more past due and still accruing, but are both well-secured and in the process of collection or are real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual, which are presented in Table 11. However, real estate 1-4 family loans (first and junior liens) are placed on nonaccrual within 120 days of becoming past due and are shown in Table 10. Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes the Company’s accounting policy for nonaccrual loans.

Table 10

NONACCRUAL LOANS AND OTHER ASSETS

	December 31					,
(in millions)	2002	2001	2000	1999	1998

Nonaccrual loans:
Commercial (1)	$796	$827	$739	$374	$302
Real estate 1-4 family first mortgage	230	205	128	144	138
Other real estate mortgage (2)	192	210	113	118	204
Real estate construction	93	145	57	11	23
Consumer:
Real estate 1-4 family junior lien mortgage	49	22	22	17	17
Other revolving credit and monthly payment	48	59	36	27	41

Total consumer	97	81	58	44	58
Lease financing	79	163	92	24	13
Foreign	5	9	7	9	17

Total nonaccrual loans (3)	1,492	1,640	1,194	724	755
As a percentage of total loans	.8%	1.0%	.8%	.6%	.7%

Foreclosed assets	195	160	120	148	148
Real estate investments (4)	4	2	27	33	1

Total nonaccrual loans and other assets	$1,691	$1,802	$1,341	$905	$904

(1)	Includes commercial agricultural loans of $48 million, $68 million, $44 million, $49 million and $41 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(2)	Includes agricultural loans secured by real estate of $30 million, $43 million, $13 million, $17 million and $12 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(3)	Includes impaired loans of $612 million, $823 million, $504 million, $258 million and $300 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $24 million, $56 million, $89 million and $128 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

The Company anticipates changes in the amount of nonaccrual loans that result from increases in lending activity or from resolutions of loans in the nonaccrual portfolio. The performance of any individual loan can be affected by external factors, such as economic conditions or factors particular to a borrower such as actions taken by a borrower’s management. In addition, from time to time, the Company purchases loans from other financial institutions that may be classified as nonaccrual based on the Company’s policies.

The Company generally identifies loans to be evaluated for impairment under FASB Statement No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, when such loans are on nonaccrual. However, not all nonaccrual loans are impaired. A loan is placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. In contrast, under FAS 114, loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

For loans covered under FAS 114, the Company assesses for impairment when such loans are on nonaccrual, or when the loan has been restructured. When a loan over $1 million with unique risk characteristics has been identified as impaired, the Company estimates the amount of impairment using discounted cash flows, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.

If the measurement of the impaired loan results in a value that is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized through the allowance for loan losses. FAS 114 does not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

If interest that was due on the book balances of all nonaccrual loans (including loans that were but are no longer on nonaccrual at year end) had been accrued under their original terms, $107 million of interest would have been recorded in 2002, compared with $41 million actually recorded.

Foreclosed assets at December 31, 2002 were $195 million, compared with $160 million at December 31, 2001. Substantially all of the foreclosed assets at December 31, 2002 have been in the portfolio three years or less.

Loans 90 Days or More Past Due and Still Accruing

Table 11 shows loans that are contractually past due 90 days or more as to interest or principal, but are not included in Table 10, Nonaccrual Loans and Other Assets.

RISK MANAGEMENT

CREDIT RISK MANAGEMENT PROCESS

The Company’s credit risk management is an integrated process that stresses decentralized line of business group management and accountability, supported by the Chief Credit Officer’s oversight, consistent credit policies, and frequent and comprehensive risk measurement and modeling. The process is also reviewed regularly by the Company’s Loan Examiners and Internal Audit and is subject to examination by external auditors and regulators.

Credit risk (including counterparty risk) is managed within the framework and guidance of comprehensive company-wide policies. Credit policies are in place for all banking and non-banking operations that have exposure to credit risk. These policies provide a consistent and prudent approach to credit risk management across the enterprise. Actual credit performance and exception rates are measured through detailed tracking and analysis, and credit policies are routinely reviewed and/or modified as appropriate.

The Chief Credit Officer provides company-wide credit oversight. Each business group with credit risks has a designated credit officer and has the primary responsibility for managing that risk. The Chief Credit Officer delegates authority, limits and requirements to the business units. These delegations are reviewed and amended in the event of significant changes in personnel or credit performance.

All portfolios of credit risk are subject to periodic reviews, to ensure that the risk identification processes are functioning properly and that credit standards are followed. Such reviews are conducted by the business units themselves and by the office of the Chief Credit Officer. In addition, all such portfolios are subject to the independent review of the Company’s Loan Examiners and/or Internal Audit.

Quarterly asset quality forecasts are completed to quantify each business group’s intermediate-term outlook for loan losses and recoveries, nonperforming loans and market trends. Periodic stress tests are conducted to validate the adequacy of the overall allowance for loan losses, including a portfolio loss simulation model that simulates the allowance requirement of the Company’s various sub-portfolios assuming various trends in loan quality. Loan portfolios are assessed for geographic or industry concentrations and mitigation strategies are developed.

In addition, the Company routinely reviews and evaluates downside scenarios for risks that are not borrower specific but that may influence the behavior of a particular credit, group of credits, or entire sub-portfolios. This evaluation includes assessments related to particular industries and specific macroeconomic trends.

Table 11

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

	December 31,
(in millions)	2002	2001		2000	1999	1998

Commercial	$92	$60		$90	$27	$33
Real estate 1-4 family first mortgage	104	145	(1)	74	45	42
Other real estate mortgage	7	22		24	18	18
Real estate construction	11	47		12	4	6
Consumer:
Real estate 1-4 family junior lien mortgage	19	18		19	36	65
Credit card	131	117		96	105	145
Other revolving credit and monthly payment	308	289		263	198	171

Total consumer	458	424		378	339	381

Total	$672	$698		$578	$433	$480

(1)	Prior period has been revised to exclude certain government guaranteed loans.

Allowance for Loan Losses

The allowance for loan losses reflects the credit losses inherent in the Company’s loan portfolio as of the financial statement date based on a consistent methodology for assessing credit risk. The Company’s allowance methodology assumes that the allowance for loan losses as a percentage of charge-offs and non-performing loans will change at different points in time based on credit performance, loan mix and collateral values. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is presented in Note 6 (Loans and Allowance for Loan Losses) to Financial Statements. At December 31, 2002, the allowance for loan losses was $3.82 billion, or 1.98% of total loans, compared with $3.72 billion, or 2.22%, at December 31, 2001 and $3.68 billion, or 2.37%, at December 31, 2000. The primary driver of the decrease in the allowance for loan losses as a percentage of total loans in 2002 and in 2001 was the changing loan mix with residential real estate secured consumer loans representing a higher percentage of the overall loan portfolio. The Company has historically experienced lower losses on its residential real estate secured consumer loan portfolio. The provision for loan losses totaled $1.68 billion in 2002, $1.73 billion in 2001 and $1.28 billion in 2000. Net charge-offs in 2002 were $1.68 billion, or .96% of average total loans, compared with $1.73 billion, or 1.10%, in 2001 and $1.18 billion, or .84%, in 2000. Loan loss recoveries were $481 million in 2002, compared with $396 million in 2001 and $415 million in 2000. Any loan that is past due as to principal or interest and that is not both well-secured and in the process of collection is generally charged off (to the extent that it exceeds the fair value of any related collateral) after a predetermined period of time that is based on loan category. Additionally, loans are charged off when classified as a loss by either internal loan examiners or regulatory examiners.

The Company considers the allowance for loan losses of $3.82 billion adequate to cover losses inherent in loans, commitments to extend credit and standby and other letters of credit at December 31, 2002. The process for determining the adequacy for loan losses is critical to the financial results of the Company and requires subjective and complex judgment by management, as a result of the need to make estimates about the effect of matters that are inherently uncertain (See “Financial Review – Critical Accounting Policies – Allowance for Loan Losses”). Therefore, no assurance can be given that the Company will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of the factors then prevailing, including economic conditions and the ongoing examination process by the Company and its regulators, will not require significant increases in the allowance for loan losses. For discussion of the process by which the Company determines the adequacy of the allowance for loan losses, see Note 6 (Loans and Allowance for Loan Losses) to Financial Statements.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management comprises the evaluation, monitoring, and management of the Company’s interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. Corporate ALCO is comprised of senior financial and senior business executives. Each of the Company’s principal business groups – Community Banking (including Mortgage Banking) and Wholesale Banking – have individual asset/liability management committees and processes linked to the Corporate ALCO process.

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, Company earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, the Company may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – with an associated reduction in portfolio income – if long-term mortgage interest rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these channels, interest rates indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, the value of mortgage servicing rights, the value of the pension liability and other sources of Company earnings.

The Company simulates its future net income under multiple interest rate paths that differ in the direction of interest rate changes, the degree of change over time, the speed of change, and the projected shape of the yield curve. As of December 31, 2002, the simulation analysis indicated that the Company’s earnings would tend to decrease from most likely expectations under scenarios of much higher short-term rates accompanied by higher but less pronounced increases in long-term rates. As an example, a 2.00% increase in the federal funds rate accompanied by a 1.50% increase in the 10 year constant maturity treasury rate from levels prevailing at year end would reduce estimated net income by approximately 2% relative to the Company’s most likely earnings plan over a twelve month horizon. The principal source of net income risk in that particular scenario is a modeled slowdown in mortgage origination activity and narrower new business spreads associated with a flatter yield curve. Simulation estimates are highly dependent on and will change with the size and mix of the actual and projected balance sheet at the time each simulation is done.

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of December 31, 2002 and 2001 are indicated in Note 27 (Derivative Financial Instruments) to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) most of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into receive-fixed swaps at issuance, (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa, and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge the mortgage pipeline, funded mortgage loans, and mortgage servicing rights asset.

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

At December 31, 2002, the Company had capitalized mortgage servicing rights of $4.5 billion. The value of its servicing rights portfolio is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the servicing rights relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their mortgage loans. Under GAAP, impairment to the Company’s servicing rights, due to a decrease in long-term rates or other reasons, would be reflected as a charge to earnings. The Company manages this risk in two ways. First, a major portion of the mortgage servicing rights asset is hedged with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the mortgage servicing rights for any given change in long-term interest rates. Second, a portion of the potential reduction in the value of the mortgage servicing rights asset for a given decline in interest rates is offset by estimated increases in origination and servicing fees over a twelve month period from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the mortgage servicing rights and its impact on net income would be immediate whereas the additional origination and servicing fee income accrues over time. Net of impairment reserves, the capitalized mortgage servicing rights asset is valued at .92% of the total servicing portfolio at December 31, 2002, down from 1.54% of the servicing portfolio at December 31, 2001.

MARKET RISK - TRADING ACTIVITIES

The Company incurs interest rate risk, foreign exchange risk, equity price risk and commodity price risk in several trading businesses managed under limits set by Corporate ALCO. The primary purpose of these businesses is to accommodate customers in the management of their market price risks. Additionally, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. All securities, loans, foreign exchange transactions, commodity transactions and derivatives transacted with customers or used to hedge capital market transactions done with customers are carried at fair value. Counterparty risk limits are established and monitored by the Institutional Risk Committee. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives as of December 31, 2002 and 2001 are indicated in Note 27 (Derivative Financial Instruments) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO. During the 90 day period ending December 31, 2002 the maximum daily “value at risk”, the worst expected loss over a given time interval within a given confidence range (99%), for all trading positions covered by value at risk measures did not exceed $25 million.

MARKET RISK - EQUITY MARKETS

Equity markets impact the Company in both direct and indirect ways. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company’s management and its Board of Directors. Business developments, key risks and historical returns for the private equity investments are reviewed with the Board at least annually. Management reviews these investments at least quarterly and assesses for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and the Company’s exit strategy. At December 31, 2002, the private equity investments totaled $1,657 million, compared with $1,696 million at December 31, 2001.

The Company also has marketable equity securities in its available for sale investment portfolio, including shares distributed from the Company’s venture capital activities. These investments are managed within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. The Company considers such factors as the length of time and the extent to which the market value has been less than cost; the financial condition, capital strength, and near-term prospects of the issuer; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, the Company’s investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. At December 31, 2002, the fair value of the marketable equity securities was $556 million and cost was $598 million, compared with $991 million and $815 million, respectively, at December 31, 2001.

Changes in equity market prices may also indirectly impact the Company’s net income by impacting the value of third party assets under management and hence fee income, by impacting particular borrowers whose ability to repay principal and/or interest may be impacted by the stock market, or by impacting other business activities. These indirect risks are monitored and managed as part of the operations of each business line.

LIQUIDITY AND FUNDING

The objective of effective liquidity management is to ensure that the Company can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. The Company sets liquidity management guidelines for both the consolidated balance sheet as well as for the Parent specifically to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.

In addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements, asset liquidity is provided by the debt securities in the securities available for sale portfolio. The weighted-average expected remaining maturity of the debt securities within this portfolio was 5 years and 3 months at December 31, 2002. Of the $25.7 billion (cost basis) of debt securities in this portfolio at December 31, 2002, $8.2 billion, or 32%, is expected to mature or be prepaid in 2003 and an additional $3.8 billion, or 15%, is expected to mature or be prepaid in 2004. (See Note 5 (Securities Available for Sale) to Financial Statements for more information.) Asset liquidity is further enhanced by the Company’s ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations. In 2002, the Company sold residential mortgage loans of approximately $270 billion, including securitized residential mortgage loans and commercial mortgage loans of approximately $220 billion. The amount of such assets, as well as home equity loans and other consumer loans, available to be sold or securitized totaled approximately $115 billion at December 31, 2002.

Core customer deposits have historically provided the Company with a sizeable source of relatively stable and low-cost funds. The Company’s average core deposits and stockholders’ equity funded 66.3% and 68.3% of its average total assets in 2002 and 2001, respectively.

The remaining funding of assets was mostly provided by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities. Short-term borrowings averaged $33.3 billion and $33.9 billion in 2002 and 2001, respectively. Long-term debt averaged $42.2 billion and $34.5 billion in 2002 and 2001, respectively. Trust preferred securities averaged $2.8 billion and $1.4 billion in 2002 and 2001, respectively.

Liquidity for the Company is also available through the Company’s ability to raise funds in a variety of domestic and international money and capital markets. The Company accesses the capital markets for long-term funding through the issuance of registered debt, private placements and asset-based secured funding. Approximately $60 billion of the Company’s debt is rated by Fitch, Inc. and Moody’s Investors Service as “AA” or equivalent, which is among the highest ratings given to a financial services company. The rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings and other tools. Material changes in these factors could result in a different debt rating.

Parent. The Parent has registered with the Securities and Exchange Commission (SEC) to issue a variety of securities, including senior and subordinated notes and preferred and common securities to be issued by one or more trusts that are directly or indirectly owned by the Company and consolidated in the financial statements. During 2002, the Parent issued a total of $8.9 billion of senior and subordinated notes and trust preferred securities leaving unused issuance capacity of $7.1 billion at December 31, 2002. The Company used the proceeds from securities issued in 2002 for general corporate purposes and expects that it will use the proceeds from the issuance of any securities in the future for general corporate purposes as well. The Parent also issues commercial paper and has two back-up credit facilities amounting to $2 billion.

Bank Note Program. In February 2001, Wells Fargo Bank, N.A. established a $20 billion bank note program under which it may issue up to $10 billion in short-term senior notes outstanding at any time and up to a total of $10 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with OCC regulations. During 2002, Wells Fargo Bank, N.A. issued $4.1 billion in long-term notes. At December 31, 2002, the remaining issuance authority under the long-term portion was $4.3 billion.

Wells Fargo Financial. During 2002, Wells Fargo Financial, Inc. (WFFI) issued $2.1 billion of senior notes. On October 22, 2002, WFFI announced that it will no longer issue term debt securities. During 2002, WFFI’s wholly owned Canadian subsidiary, Wells Fargo Financial Canada Corporation (WFFC), issued $350 million (Canadian) in senior notes, leaving at December 31, 2002 a total of $950 million (Canadian) available for issuance.

On October 22, 2002, the Parent issued a full and unconditional guarantee of all outstanding term debt securities and commercial paper of WFFI. WFFI ceased filing periodic reports under the Securities Exchange Act of 1934 and is no longer a separately rated company. Funding of WFFI has been assumed by the Parent to achieve corporate funding efficiencies. The Parent has also guaranteed all outstanding term debt and commercial paper of WFFC. WFFC expects to continue to issue term debt and commercial paper in Canada, fully guaranteed by the Parent.

CAPITAL MANAGEMENT

The Company has an active program for managing stockholder capital. The objective of effective capital management is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During 2002, the Company’s consolidated assets increased by $42 billion, or 14%. Capital used for acquisitions in 2002 totaled $1.4 billion. During 2001 and 2002, the Board of Directors authorized the repurchase of up to 85 million and 50 million additional shares, respectively, of the Company’s outstanding common stock. During 2002, the Company repurchased approximately 43 million shares of its common stock. At December 31, 2002, the total remaining common stock repurchase authority under the 2001 and 2002 authorizations was approximately 58 million shares. Total common stock dividend payments in 2002 were $1.9 billion. In January 2003, the Board of Directors approved an increase in the Company’s quarterly common stock dividend to 30 cents per share from 28 cents per share, representing a 7% increase in the quarterly dividend rate.

The Company’s potential sources of capital include retained earnings, common and preferred stock issuance, issuance of subordinated debt and trust preferred securities. In 2002, total net income was $5.4 billion and the change in retained earnings was $3.4 billion after payment of $1.9 billion in common stock dividends. Total common stock issued in 2002 under various employee benefit and director plans and under the Company’s dividend reinvestment program was 22 million shares. Issuance of subordinated debt amounted to $1.7 billion, and one placement of trust preferred securities in the amount of $450 million was completed in 2002.

The Company anticipates that it will incur capital expenditures of approximately $600 million in 2003 for stores, relocation and remodeling of company facilities, routine replacement of furniture, equipment, servers and other networking equipment related to expansion of the Company’s internet services business. The Company will fund these expenditures from various sources, including retained earnings of the Company and borrowings of various maturities.

The Company and each of the subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the OCC. Risk-based capital guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. At December 31, 2002, the Company and each of the covered subsidiary banks were “well capitalized” under regulatory standards. See Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

COMPARISON OF 2001 WITH 2000

Net income in 2001 was $3.41 billion, compared with $4.01 billion in 2000. Diluted earnings per common share were $1.97, compared with $2.32 in 2000. The decreases in net income and earnings per share were due to second quarter 2001 non-cash impairment of public and private equity securities and other special charges of $1.16 billion (after tax), or $.67 per share. Apart from these charges, very strong growth in business revenue more than offset the impact of higher credit losses on 2001 profits.

Return on average assets (ROA) was 1.20% and return on average common equity (ROE) was 12.73% in 2001, compared with 1.60% and 16.24%, respectively, in 2000.

Net interest income on a taxable-equivalent basis was $12.05 billion in 2001, compared with $10.40 billion in 2000. The increase was primarily due to an increase in earning assets. The Company’s net interest margin was 5.29% for 2001, compared with 5.23% in 2000.

Noninterest income was $9.01 billion in 2001, compared with $10.36 billion in 2000. The decrease was due to approximately $1.72 billion (before tax) of impairment write-downs in the second quarter of 2001 reflecting other-than-temporary impairment in the valuation of publicly-traded securities and private equity investments, partially offset by increases in gains on sales of debt securities available for sale, mortgage banking income and gains on dispositions of operations. The increase in mortgage banking income was the result of an increase in mortgage origination and other closing fees that was predominantly due to increased refinancing activity resulting from the decline in fixed-rate mortgage rates during the last three quarters of 2001. Mortgage servicing fees before amortization and valuation provision for impairment increased in 2001 in line with substantial growth in the servicing portfolio. However, these additional fees were more than offset by increased amortization and valuation provision for impairment for mortgage servicing rights. Such valuation adjustments are driven by higher estimated prepayments assumed to be associated with the lower prevailing level of interest rates. During 2001, the mortgage industry experienced high levels of prepayment activity as a result of lower interest rates. The FNMA Current Coupon rate (i.e., the secondary market par mortgage yield for 30 year fixed-rate mortgages) was 6.45% at December 31, 2001, compared with 6.96% at December 31, 2000. Consequently, assumed prepayment speeds, an important element in determining the fair value of mortgage servicing rights, increased dramatically resulting in valuation provision for impairment of $1.1 billion for the year ended December 31, 2001. Given the level of interest rates at December 31, 2000, and the resulting assumptions used to value mortgage servicing rights and other retained interests, the fair value of the mortgage servicing rights were in excess of the Company’s carrying value at December 31, 2000. Therefore, no valuation allowance was recognized.

Revenue, the sum of net interest income and noninterest income, was $20.70 billion in 2000 and $20.98 billion in 2001. Revenue in 2001 included approximately $1.72 billion (before tax) of non-cash impairment.

Noninterest expense totaled $13.79 billion in 2001, compared with $12.89 billion in 2000, an increase of 7%. The increase was primarily due to an increase in salaries and incentive compensation from increases in full-time equivalent team members and higher commissions due to record mortgage originations. Expense growth also included the effect of acquisitions, particularly Acordia, the fifth largest insurance broker in the U.S.

The provision for loan losses was $1.73 billion in 2001, compared with $1.28 billion in 2000. During 2001, net charge-offs were $1.73 billion, or 1.10% of average total loans, compared with $1.18 billion, or .84%, during 2000. The allowance for loan losses was $3.72 billion, or 2.22% of total loans, at December 31, 2001, compared with $3.68 billion, or 2.37%, at December 31, 2000.

At December 31, 2001, total nonaccrual loans were $1.64 billion, or 1.0% of total loans, compared with $1.19 billion, or .7%, at December 31, 2000. Foreclosed assets were $160 million at December 31, 2001, compared with $120 million at December 31, 2000.

The ratio of common stockholders’ equity to total assets was 8.82% at December 31, 2001, compared with 9.62% at December 31, 2000. The Company’s total risk-based capital (RBC) ratio at December 31, 2001 was 11.01% and its Tier 1 RBC ratio was 6.99%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at December 31, 2000 were 10.44% and 7.30%, respectively. The Company’s Tier 1 leverage ratios were 6.24% and 6.48% at December 31, 2001 and 2000, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Broadly speaking, forward-looking statements include:

•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	future credit losses and non-performing assets;
•	the future value of mortgage servicing rights;
•	the future value of equity securities, including those in our venture capital portfolios;
•	the impact of new accounting standards;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital; and
•	future capital expenditures.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks and factors relating to the regulation and supervision of the Company, are described elsewhere in this report (see, for example, “Balance Sheet Analysis” and “Regulation and Supervision”). Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this Form 10-K/A that could cause results to differ from our expectations.

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

Geopolitical conditions can also impact our earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts including a war with Iraq, could impact business and economic conditions in the U.S. and abroad. The terrorist attacks in 2001, for example, caused an immediate decrease in demand for air travel, which adversely affected not only the airline industry but also other travel-related and leisure industries, such as lodging, gaming and tourism.

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

The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to “Regulation and Supervision” and to Notes 4 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision—Dividend Restrictions” and “—Holding Company Structure”.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 (Summary of Significant Accounting Policies) to Financial Statements describes our significant accounting policies.

We have identified three accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the determination of allowance for loan losses, (2) the valuation of mortgage servicing rights, and (3) pension accounting. Because of the inherent uncertainty of estimates about these matters, we cannot provide any assurance that the Company will not:

•	significantly increase its allowance for loan losses and/or sustain loan losses that are significantly higher than the amount reserved;
•	recognize significant provision for impairment of its mortgage servicing rights; or
•	significantly increase its pension liability.

For more information, refer in this report to “Critical Accounting Policies,” “Balance Sheet Analysis” and “Risk Management.”

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

Mortgage Banking. The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. Although the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. In addition, although the Company uses derivative instruments to hedge the value of its servicing portfolio, the hedges do not cover the full value of the portfolio and the Company can provide no assurances that the hedges will be effective to offset significant decreases in the value of the portfolio. For more information, see in this report “Critical Accounting Policies—Mortgage Servicing Rights Valuation” and “Asset /Liability and Market Risk Management.”

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

ADDITIONAL INFORMATION

Common stock of the Company is traded on the New York Stock Exchange and the Chicago Stock Exchange. The high, low and end-of-period annual and quarterly prices of the Company’s common stock as reported on the New York Stock Exchange Composite Transaction Reporting System are presented in the tables below. The number of holders of record of the Company’s common stock was 97,002 as of January 31, 2003.

	2000	2001	2002

High	$56.38	$54.81	$54.84
Low	31.00	38.25	38.10
End of period	55.69	43.47	46.87

	2001				2002
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q

High	$54.81	$50.16	$48.30	$45.14	$50.75	$53.44	$54.84	$51.60
Low	42.55	42.65	40.50	38.25	42.90	48.12	38.10	43.30
End of period	49.47	46.43	44.45	43.47	49.40	50.06	48.16	46.87

The Company makes available free of charge on or through its website (www.wellsfargo.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, electronically filed with or furnished to the Securities and Exchange Commission as soon as reasonably practicable. Those reports and amendments are also available free of charge on the SEC’s website (www.sec.gov).

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Year ended December 31		,
(in millions, except per share amounts)	2002	2001	2000

	(Revised)	(Revised)	(Revised)

INTEREST INCOME
Securities available for sale	$2,424	$2,544	$2,671
Mortgages held for sale	2,450	1,595	849
Loans held for sale	252	317	418
Loans	13,045	13,977	13,920
Other interest income	288	284	341

Total interest income	18,459	18,717	18,199

INTEREST EXPENSE
Deposits	1,919	3,553	4,089
Short-term borrowings	536	1,273	1,758
Long-term debt	1,404	1,826	1,939
Guaranteed preferred beneficial interests in Company’s subordinated debentures	118	89	74

Total interest expense	3,977	6,741	7,860

NET INTEREST INCOME	14,482	11,976	10,339
Provision for loan losses	1,684	1,727	1,284

Net interest income after provision for loan losses	12,798	10,249	9,055

NONINTEREST INCOME
Service charges on deposit accounts	2,179	1,876	1,704
Trust and investment fees	1,875	1,791	1,624
Credit card fees	920	796	721
Other fees	1,384	1,244	1,113
Mortgage banking	1,713	1,671	1,444
Operating leases	1,115	1,315	1,517
Insurance	997	745	411
Net gains (losses) on debt securities available for sale	293	316	(739)
Net (losses) gains from equity investments	(327)	(1,538)	2,130
Other	618	789	435

Total noninterest income	10,767	9,005	10,360

NONINTEREST EXPENSE
Salaries	4,383	4,027	3,652
Incentive compensation	1,706	1,195	846
Employee benefits	1,283	960	989
Equipment	1,014	909	948
Net occupancy	1,102	975	953
Operating leases	802	903	1,059
Goodwill	—	610	530
Core deposit intangibles	155	165	186
Net losses (gains) on dispositions of premises and equipment	52	(21)	(58)
Other	4,214	4,071	3,784

Total noninterest expense	14,711	13,794	12,889

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	8,854	5,460	6,526
Income tax expense	3,144	2,049	2,514

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,710	3,411	4,012
Cumulative effect of change in accounting principle	(276)	—	—

NET INCOME	$5,434	$3,411	$4,012

NET INCOME APPLICABLE TO COMMON STOCK	$5,430	$3,397	$3,995

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$3.35	$1.99	$2.35

Diluted earnings per common share	$3.32	$1.97	$2.32

EARNINGS PER COMMON SHARE
Earnings per common share	$3.19	$1.99	$2.35

Diluted earnings per common share	$3.16	$1.97	$2.32

DIVIDENDS DECLARED PER COMMON SHARE	$1.10	$1.00	$.90

Average common shares outstanding	1,701.1	1,709.5	1,699.5

Diluted average common shares outstanding	1,718.0	1,726.9	1,718.4

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31	,
(in millions, except shares)	2002	2001

	(Revised)	(Revised)
ASSETS
Cash and due from banks	$17,820	$16,968
Federal funds sold and securities purchased under resale agreements	3,174	2,530
Securities available for sale	27,947	40,308
Mortgages held for sale	51,154	30,405
Loans held for sale	6,665	4,745

Loans	192,478	167,096
Allowance for loan losses	3,819	3,717

Net loans	188,659	163,379

Mortgage servicing rights	4,489	6,241
Premises and equipment, net	3,688	3,549
Core deposit intangibles	868	1,013
Goodwill	9,753	9,527
Other assets	34,980	28,841

Total assets	$349,197	$307,506

LIABILITIES
Noninterest-bearing deposits	$74,094	$65,362
Interest-bearing deposits	142,822	121,904

Total deposits	216,916	187,266
Short-term borrowings	33,446	37,782
Accrued expenses and other liabilities	18,311	16,753
Long-term debt	47,320	36,095
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,885	2,435

STOCKHOLDERS’ EQUITY
Preferred stock	251	218
Unearned ESOP shares	(190)	(154)

Total preferred stock	61	64
Common stock – $1 2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894
Additional paid-in capital	9,498	9,436
Retained earnings	19,355	15,966
Cumulative other comprehensive income	976	752
Treasury stock – 50,474,518 shares and 40,886,028 shares	(2,465)	(1,937)

Total stockholders’ equity	30,319	27,175

Total liabilities and stockholders’ equity	$349,197	$307,506

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

							Notes		Cumulative
			Unearned		Additional		receivable		other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	from	Treasury	comprehensive	stockholders’
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	ESOP	stock	income	equity

						(Revised)				(Revised)
BALANCE DECEMBER 31, 1999 (As previously filed)		$344	$(73)	$2,894	$9,213	$12,565	$(1)	$(1,831)	$760	$23,871

Adjustment (Note 2)						(13)				(13)

Balance December 31, 1999 (revised)						$12,552				$23,858

Comprehensive income
Net income - 2000						4,012				4,012
Other comprehensive income, net of tax:
Translation adjustments									(2)	(2)
Net unrealized losses on securities available for sale									(234)	(234)

Total comprehensive income										3,776
Common stock issued	17,614,859			1	295	(458)		716		554
Common stock issued for acquisitions	75,554,229				(185)	(6)		3,128		2,937
Common stock repurchased	78,573,812			(1)	(42)			(3,195)		(3,238)
Stock appreciation rights					48					48
Preferred stock repurchased		(1)								(1)
Preferred stock issued to ESOP		170	(181)		11					—
Preferred stock released to ESOP			136		(8)					128
Preferred stock (122,288) converted to common shares	3,036,660	(128)			5			123		—
Preferred stock dividends						(17)				(17)
Common stock dividends						(1,569)				(1,569)
Cash payments received on notes receivable from ESOP							1			1
Change in Rabbi trust assets (classified as treasury stock)								(16)		(16)

Net change		41	(45)	—	124	1,962	1	756	(236)	2,603

BALANCE DECEMBER 31, 2000		385	(118)	2,894	9,337	14,514	—	(1,075)	524	26,461

Comprehensive income
Net income - 2001						3,411				3,411
Other comprehensive income, net of tax:
Translation adjustments									(3)	(3)
Minimum pension liability adjustment									(42)	(42)
Net unrealized gains on securities available for sale and other retained interests									10	10
Cumulative effect of the change in accounting principle for derivatives and hedging activities									71	71
Net unrealized gains on derivatives and hedging activities									192	192

Total comprehensive income										3,639
Common stock issued	16,472,042				92	(236)		738		594
Common stock issued for acquisitions	428,343				1	1		20		22
Common stock repurchased	39,474,053							(1,760)		(1,760)
Preferred stock (192,000) issued to ESOP		192	(207)		15					—
Preferred stock released to ESOP			171		(12)					159
Preferred stock (158,517) converted to common shares	3,422,822	(159)			3			156		—
Preferred stock redeemed		(200)								(200)
Preferred stock dividends						(14)				(14)
Common stock dividends						(1,710)				(1,710)
Change in Rabbi trust assets (classified as treasury stock)								(16)		(16)

Net change		(167)	(36)	—	99	1,452	—	(862)	228	714

BALANCE DECEMBER 31, 2001		218	(154)	2,894	9,436	15,966	—	(1,937)	752	27,175

Comprehensive income
Net income - 2002						5,434				5,434
Other comprehensive income, net of tax:
Translation adjustments									1	1
Minimum pension liability adjustment									42	42
Net unrealized gains on securities available for sale and other retained interests									484	484
Net unrealized losses on derivatives and hedging activities									(303)	(303)

Total comprehensive income										5,658
Common stock issued	17,345,078				43	(168)		777		652
Common stock issued for acquisitions	12,017,193				4			531		535
Common stock repurchased	43,170,943							(2,033)		(2,033)
Preferred stock (238,000) issued to ESOP		239	(256)		17					—
Preferred stock released to ESOP			220		(14)					206
Preferred stock (205,727) converted to common shares	4,220,182	(206)			12			194		—
Preferred stock dividends						(4)				(4)
Common stock dividends						(1,873)				(1,873)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)								3		3

Net change		33	(36)	—	62	3,389	—	(528)	224	3,144

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,355	$—	$(2,465)	$976	$30,319

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31		,
(in millions)	2002	2001	2000

Cash flows from operating activities:
Net income	$5,434	$3,411	$4,012
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,684	1,727	1,284
Net provision for mortgage servicing rights in excess of fair value	2,135	1,124	—
Depreciation and amortization	4,297	3,864	2,849
Net (gains) losses on securities available for sale	(198)	726	(1,133)
Net gains on mortgage loan origination/sales activities	(1,038)	(705)	(38)
Net (gains) losses on sales of loans	(19)	(35)	134
Net losses (gains) on dispositions of premises and equipment	52	(21)	(58)
Net gains on dispositions of operations	(10)	(122)	(23)
Release of preferred shares to ESOP	206	159	128
Net increase in trading assets	(3,859)	(1,219)	(1,087)
Net increase (decrease) in deferred income taxes	305	(596)	864
Net decrease (increase) in accrued interest receivable	145	232	(230)
Net (decrease) increase in accrued interest payable	(53)	(269)	290
Originations of mortgages held for sale	(286,100)	(179,475)	(62,095)
Proceeds from sales of mortgages held for sale	263,126	156,267	62,340
Principal collected on mortgages held for sale	2,063	1,731	1,731
Net increase in loans held for sale	(1,091)	(206)	(1,498)
Other assets, net	(4,466)	(1,780)	(4,773)
Other accrued expenses and liabilities, net	1,929	5,075	4,140

Net cash (used) provided by operating activities	(15,458)	(10,112)	6,837

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	11,863	19,586	23,624
Proceeds from prepayments and maturities	9,684	6,730	6,247
Purchases	(7,261)	(29,053)	(19,770)
Net cash (paid for) acquired from acquisitions	(588)	(459)	469
Net increase in banking subsidiaries’ loan originations, net of collections	(18,992)	(11,866)	(36,707)
Proceeds from sales (including participations) of banking subsidiaries’ loans	948	2,305	11,898
Purchases (including participations) of loans by banking subsidiaries	(2,818)	(1,104)	(409)
Principal collected on nonbank subsidiaries’ loans	11,396	9,964	8,305
Nonbank subsidiaries’ loans originated	(14,621)	(11,651)	(9,300)
Proceeds from dispositions of operations	94	1,191	13
Proceeds from sales of foreclosed assets	473	279	255
Net (increase) decrease in federal funds sold and securities purchased under resale agreements	(475)	(932)	124
Net increase in mortgage servicing rights	(1,492)	(2,912)	(927)
Other, net	314	(825)	(5,858)

Net cash used by investing activities	(11,475)	(18,747)	(22,036)

Cash flows from financing activities:
Net increase in deposits	25,050	17,707	20,745
Net (decrease) increase in short-term borrowings	(5,224)	8,793	(3,511)
Proceeds from issuance of long-term debt	21,711	14,658	15,544
Repayment of long-term debt	(10,902)	(10,625)	(9,849)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	1,500	—
Proceeds from issuance of common stock	578	484	422
Redemption of preferred stock	—	(200)	—
Repurchase of common stock	(2,033)	(1,760)	(3,238)
Payment of cash dividends on preferred and common stock	(1,877)	(1,724)	(1,586)
Other, net	32	16	(468)

Net cash provided by financing activities	27,785	28,849	18,059

Net change in cash and due from banks	852	(10)	2,860

Cash and due from banks at beginning of year	16,968	16,978	14,118

Cash and due from banks at end of year	$17,820	$16,968	$16,978

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,924	$6,472	$8,150
Income taxes	$2,789	$2,552	$817
Noncash investing and financing activities:
Net transfers between mortgages held for sale and loans	$439	$1,230	$129
Net transfers between loans held for sale and loans	$829	$—	$1,388
Transfers from loans to foreclosed assets	$491	$325	$189

The accompanying notes are an integral part of these statements.

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

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and prevailing practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Significant estimates have been made by management in several areas, including the allowance for loan losses (Note 6), the valuation of mortgage servicing rights (Notes 22 and 23) and pension accounting (Note 16). Actual results could differ from those estimates. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation, as discussed in Note 2 (Auto Lease Accounting and Reclassification).

The following is a description of the significant accounting policies of the Company.

CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Parent, and its majority-owned subsidiaries, which are consolidated on a line-by-line basis. Significant intercompany accounts and transactions are eliminated in consolidation. Other affiliates in which there is at least 20% ownership are generally accounted for by the equity method; those in which there is less than 20% ownership are generally carried at cost, except for marketable equity securities, which are carried at fair value with changes in fair value included in other comprehensive income. Assets that are accounted for by either the equity or cost method are included in other assets.

SECURITIES

Securities are accounted for according to their purpose and holding period.

Securities available for sale   Debt securities that might not be held until maturity and marketable equity securities are classified as securities available for sale and are reported at estimated fair value, with unrealized gains and losses, after applicable taxes, reported as a component of cumulative other comprehensive income. The estimated fair value of a security is determined based on current quotations, where available. Where current quotations are not available, the estimated fair value is determined based primarily on the present value of future cash flows, adjusted for the quality rating of the securities, prepayment assumptions and other factors. The asset value is reduced when declines in the value of debt securities and marketable equity securities are considered other than temporary and the estimated loss is recorded in noninterest income. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. The Company considers such factors as the length of time and the extent to which the market value has been less than cost; the financial condition, capital strength, and near-term prospects of the issuer; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, the Company’s investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. These investments are managed within capital risk limits approved by management and the Board and monitored by the Corporate Asset/Liability Management Committee. Realized gains and losses on the sale of these securities are recognized in noninterest income using the specific identification method. For certain debt securities (for example, Government National Mortgage Association securities), the Company anticipates prepayments of principal in the calculation of the effective yield used to accrete discounts or amortize premiums to interest income.

Trading securities   Securities acquired for short-term appreciation or other trading purposes are recorded in a trading portfolio and are carried at fair value, with unrealized gains and losses recorded in noninterest income. Trading securities are included in other assets in the balance sheet.

Nonmarketable equity securities   Nonmarketable equity securities include venture capital equity securities that are not publicly-traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Reserve Bank stock). These assets are reviewed at least quarterly for possible other-than-temporary impairment. Management’s review typically includes an analysis of the facts and circumstances of each individual investment, the expectations for that investment’s cash flows and capital needs, the viability of its business model and the Company’s exit strategy. These securities are generally accounted for at cost and are included in other assets. The asset value is reduced when declines in value are considered to be other than temporary and the estimated loss is recognized as a loss from equity investments and included in noninterest income.

MORTGAGES HELD FOR SALE

Mortgages held for sale are stated at the lower of aggregate cost or market value. The determination of any write-down to market value includes consideration of all open positions, outstanding commitments from investors and interest rate lock commitment value already recorded.

LOANS HELD FOR SALE

Loans held for sale include those student loans that the Company has demonstrated the intent and ability to sell. Such loans are carried at the lower of aggregate cost or market value. Gains and losses on loan sales are recorded in noninterest income, based on the difference between sales proceeds and carrying value.

LOANS

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the contractual life of the loan using an interest method.

Nonaccrual loans   Loans are placed on nonaccrual status upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), when the full timely collection of interest or principal becomes uncertain or when a portion of the principal balance has been charged off. Real estate 1-4 family loans (both first liens and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Generally, consumer loans not secured by real estate are placed on nonaccrual status only when a portion of the principal has been charged off. Such loans are entirely charged off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, industry practice, country, terms and other factors.

When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well-secured and in the process of collection and collectibility is no longer doubtful.

Impaired loans   Loans, other than smaller-balance homogeneous loans and wholesale loans with a balance less than $1 million, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

This assessment for impairment occurs when such loans are on nonaccrual. When a loan over $1 million with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

Allowance for loan losses   The allowance for loan losses is a valuation allowance for probable credit losses inherent in the portfolio as of the balance sheet date. The Company’s determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience, evaluation of credit risk related to certain individual borrowers and pools of homogenous loans, periodic use of sensitivity analysis and expected loss simulation modeling and the Company’s ongoing internal audit and examination processes and those of its regulators.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

A transfer of financial assets is accounted for as a sale when control is surrendered over the assets transferred. Servicing rights and other retained interests in the assets sold are recorded by allocating the previous recorded investment between the assets sold and the interest retained based on their relative fair values, if practicable to determine, at the date of transfer. Fair values of servicing rights and other retained interests at the date of transfer are determined using present value of estimated future cash flows valuation techniques, incorporating assumptions that market participants would use in their estimates of values.

The Company recognizes as assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or retained upon sales of loan originations. Mortgage servicing rights are amortized over the period of estimated net servicing income. For purposes of evaluating and measuring impairment of mortgage servicing rights, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Based upon current fair values, mortgage servicing rights are assessed quarterly for impairment. Any such indicated provision for impairment is recognized in income, during the period in which it occurs, in a mortgage servicing rights valuation allowance account which is adjusted each subsequent period to reflect any increase or decrease in the indicated impairment. The Company reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. In determining whether other-than-temporary impairment has taken place, the Company considers both historical and projected trends in interest rates and pay off activity and the potential for impairment recovery through interest rate increases. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights, precluding subsequent reversals. The current fair values of mortgage servicing rights and other retained interests are determined using present value of estimated future cash flows valuation techniques, incorporating assumptions that market participants would use in their estimates of values.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization.

Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range up to 40 years for buildings, up to 10 years for furniture and equipment, and the shorter of the estimated useful life or lease term for leasehold improvements. Capitalized leased assets are amortized on a straight-line basis over the lives of the respective leases, which generally range from 20 to 35 years.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations under the purchase method of accounting. On July 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During the transition period from July 1, 2001 through December 31, 2001, the Company’s goodwill associated with business combinations completed prior to July 1, 2001 continued to be amortized over periods of up to 25 years. Effective January 1, 2002, all goodwill amortization was discontinued.

Effective January 1, 2002, the Company assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances, on a reporting unit level by applying a fair-value-based test using discounted estimated future net cash flows. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. In the first quarter of 2002, the Company completed its initial goodwill impairment assessment and recorded a transitional impairment charge as a cumulative effect of a change in accounting principle in the Consolidated Statement of Income. Impairment losses are recognized in accordance with FAS 142 as a charge to noninterest expense (unless related to discontinued operations) and an adjustment to the carrying value of the goodwill asset. Subsequent reversals of goodwill impairment are prohibited.

Core deposit intangibles are amortized on an accelerated basis based on useful lives of up to 15 years. Other identifiable intangible assets that are included in other assets are generally amortized using an accelerated method over useful lives of up to 15 years.

The Company reviews core deposit intangibles and other identifiable intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable (except mortgage servicing rights, which are reviewed quarterly). For these intangible assets impairment is indicated if the sum of undiscounted estimated future net cash flows is less than the carrying value of the asset. Impairment is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Subsequent reversals of intangible assets impairment losses are prohibited.

OPERATING LEASE ASSETS

Operating lease rental income for leased assets, generally autos, is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment loss is recognized if the carrying amount of leased assets exceeds fair value and is not considered recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the then estimated residual value upon the eventual disposition of the equipment. Auto lease receivables are written off when 120 days past due.

PENSION ACCOUNTING

The Company accounts for its defined benefit pension plans using an actuarial model required by FASB Statement No. 87, Employers’ Accounting for Pensions. This model uses an approach that allocates pension costs over the service period of employees in the plan. The principle underlying this accounting is that employees render service ratably over this period and, therefore, the income statement effects of pensions should follow the same pattern.

One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognized pension income returns that are greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the service period related to employees in the plan. Any difference between actual and expected return in excess of a 5% corridor is recognized in the net periodic pension calculation over five subsequent years.

The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns to develop its expected return on plan assets.

The discount rate assumptions used for pension accounting reflect the rates available at the measurement date on high-quality fixed-income debt instruments.

INCOME TAXES

The Company files a consolidated federal income tax return. Combined state tax returns are filed in certain states.

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Foreign taxes paid are applied as credits to reduce federal income taxes payable.

STOCK-BASED COMPENSATION

The Company has several stock-based employee compensation plans, which are described more fully in Note 15. As permitted by FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided below, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly more restrictive than those of traded or transferable options, in management’s opinion, the existing valuation models do not necessarily provide a reliable single measure of the fair value of stock options.

Year ended December 31					,
(in millions, except per share amounts)		2002	2001	2000

Net income, as reported		$5,434	$3,411	$4,012
Add:	Stock-based employee compensation expense included in reported net income, net of tax	3	4	4
Less:	Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(190)	(150)	(116)

Net income, pro forma		$5,247	$3,265	$3,900

Earnings per common share
As reported		$3.19	$1.99	$2.35
Pro forma		3.08	1.91	2.30
Diluted earnings per common share
As reported		$3.16	$1.97	$2.32
Pro forma		3.05	1.89	2.27

EARNINGS PER COMMON SHARE

Earnings per common share are presented under two formats: earnings per common share and diluted earnings per common share. Earnings per common share are computed by dividing net income (after deducting dividends on preferred stock) by the average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net income (after deducting dividends on preferred stock) by the average number of common shares outstanding during the year, plus the impact of common stock equivalents (i.e., stock options, restricted share rights and convertible subordinated debentures) that are dilutive.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, and FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133. All derivative instruments are recognized on the balance sheet at fair value. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading, customer accommodation or not qualifying for hedge accounting (“free-standing derivative instruments”). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income in the same financial statement category as the hedged item. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income within stockholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income in the same financial statement category as the hedged item. For free-standing derivative instruments, changes in the fair values are reported in current period noninterest income.

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

The Company discontinues hedge accounting prospectively when (1) it determines that a derivative instrument is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) a derivative instrument expires or is sold, terminated, or exercised; (3) a derivative instrument is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of a derivative instrument as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that a derivative instrument no longer qualifies as an effective fair value hedge, the derivative instrument will continue to be carried on the balance sheet at its fair value with changes in fair value included in earnings, and the previously hedged asset or liability will no longer be adjusted for changes in fair value. Previous adjustments to the hedged item will be accounted for in the same manner as other components of the carrying amount of the asset or liability. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative instrument will continue to be carried on the balance sheet at its fair value with changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedging instrument is sold, terminated, or dedesignated the amount reported in other comprehensive income to the date of sale, termination, or dedesignation will continue to be reported in other comprehensive income until the forecasted transaction impacts earnings. In all other situations in which hedge accounting is discontinued, the derivative instrument will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

The Company occasionally purchases or originates financial instruments that contain an embedded derivative instrument. At inception of the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is separated from the host contract and carried at fair value with changes recorded in current period earnings. As permitted by the FASB, the Company has elected not to apply FAS 133 to embedded derivative instruments that existed on January 1, 2001 and were issued or acquired before January 1, 1999 and not substantially modified thereafter.

Prior to the adoption of FAS 133, the Company primarily used interest rate derivative contracts to hedge mismatches in the rate maturity of loans and their funding sources and the price risk of interest-rate sensitive assets. Interest rate derivative contracts were accounted for by the deferral or accrual method if designated as hedges and expected to be effective in reducing risk. The resulting gains or losses were deferred and recognized in income along with effects of related hedged asset or liability. If the hedge was no longer deemed to be effective, hedge accounting was discontinued; previously unrecognized hedge results and the net settlement upon close-out were deferred and amortized over the life of the hedged asset or liability. If the hedged asset or liability settled before maturity of the interest rate derivative contract and the derivative contract was closed out or settled, the net settlement amount was accounted for as part of the gains and losses on the hedged item. The Company also entered into various derivative contracts to provide derivative products as customer accommodations. Derivative contracts used for this purpose were marked to market and recorded as a component of noninterest income.

2.

AUTO LEASE ACCOUNTING AND RECLASSIFICATIONS

In May 2003, the Emerging Issues Task Force (EITF) published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarifies accounting guidance for certain lease transactions with residual value guarantees. Based on this new guidance, the Company has determined that certain auto leases previously accounted for as direct financing leases should be recorded as operating leases. This guidance resulted in a reclassification of auto leases from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Previously reported consolidated financial statements and the notes to those financial statements have been presented in conformity with the guidance in Topic D-107. The following tables present certain captions of the statement of income and cash flows for each of the years in the three-year period ended December 31, 2002 and certain captions in the Company’s balance sheet at December 31, 2002 and 2001, revised to conform with the guidance in Topic D-107.

	Year ended December 31						,
	2002		2001		2000
STATEMENT OF INCOME:	As	As	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$14,855	$14,482	$12,460	$11,976	$10,865	$10,339
Provision for loan losses	1,733	1,684	1,780	1,727	1,329	1,284
Net interest income after provision for loan losses	13,122	12,798	10,680	10,249	9,536	9,055
Operating lease income	—	1,115	—	1,315	—	1,517
Total noninterest income	9,641	10,767	7,690	9,005	8,843	10,360
Operating lease expense	—	802	—	903	—	1,059
Total noninterest expense	13,909	14,711	12,891	13,794	11,830	12,889
Income tax expense	3,144	3,144	2,056	2,049	2,523	2,514
Net income	5,434	5,434	3,423	3,411	4,026	4,012

Earnings per share:
Basic	3.19	3.19	1.99	1.99	2.36	2.35
Diluted	3.16	3.16	1.97	1.97	2.33	2.32

Other information:
Net loan charge-offs	1,725	1,675	1,779	1,732	1,219	1,180

BALANCE SHEET:	December 31, 2002		December 31, 2001
	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Total loans	$196,634	$192,478	$172,499	$167,096
Allowance for loan losses	3,862	3,819	3,761	3,717
Net loans	192,772	188,659	168,738	163,379
Other assets	30,929	34,980	23,545	28,841
Total assets	349,259	349,197	307,569	307,506

Accrued expenses and other liabilities	18,334	18,311	16,777	16,753
Retained earnings	19,394	19,355	16,005	15,966
Total stockholders’ equity	30,358	30,319	27,214	27,175
Total liabilities and stockholders’ equity	349,259	349,197	307,569	307,506

	Year ended December 31						,
	2002		2001		2000
STATEMENT OF CASH FLOWS:	As	As	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised

Net cash (used) provided by operating activities	$(13,978)	(15,458)	$(9,619)	(10,112)	$7,370	6,837
Net cash used by investing activities	(12,955)	(11,475)	(19,240)	(18,747)	(22,569)	(22,036)

This guidance also resulted in revisions to Notes 6, 7, 21, 22, 24 and 28

In addition to the matter discussed above, the Company has reclassified other amounts to conform with current financial statement presentation including:

     1)  Certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages in Notes 6 and 22;
     2)  Temporary personnel expenses from outside professional services and other expenses to contract services in Note 16;
     3)  Investment advisory fees from other noninterest income to trust and investment fees on the statement of income; and
     4)  In the statement of cash flows, provided separate presentation of mortgage servicing rights impairment.

3.

BUSINESS COMBINATIONS

The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, management of the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Excluding the Company’s merger with First Security Corporation, the table below includes transactions completed in the years ended December 31, 2002, 2001 and 2000:

	Date	Assets
(in millions)

2002
Risk Management Services, Inc., Morristown, Tennessee	January 1	$2
Alcalay, Cohen, Inc. d/b/a General Insurance Consultants, Tarzana, California	February 1	6
Texas Financial Bancorporation, Inc., Minneapolis, Minnesota	February 1	2,957
Five affiliated banks and related entities of Marquette Bancshares, Inc. located in Minnesota, Wisconsin, Illinois, Iowa and South Dakota	February 1	3,086
SIFE, Walnut Creek, California	February 22	25
Rediscount business of Washington Mutual Bank, FA, Philadelphia, Pennsylvania	March 28	281
Tejas Bancshares, Inc., Amarillo, Texas	April 26	374
FAS Holdings, Inc., San Diego, California	July 22	48
Nelson Capital Management, Inc., Palo Alto, California	October 1	13
Daniel T. Nowels, Inc., Colorado Springs, Colorado	November 1	—

		$6,792

2001
Conseco Finance Vendor Services Corporation, Paramus, New Jersey	January 31	$860
Buffalo Insurance Agency Group, Inc., Buffalo, Minnesota	March 1	1
SCI Financial Group, Inc., Cedar Rapids, Iowa	March 29	21
Midland Trust Company, National Association, Midland, Texas	April 7	10
ACO Brokerage Holdings Corporation (Acordia Group of Insurance Agencies), Chicago, Illinois	May 1	866
H.D. Vest, Inc., Irving, Texas	July 2	182
CarFinance America, Inc., Memphis, Tennessee	July 25	6
H & R Phillips, Inc., New York, New York	December 6	4

		$1,950

2000
First Place Financial Corporation, Farmington, New Mexico	January 18	$733
North County Bancorp, Escondido, California	January 27	413
Prime Bancshares, Inc., Houston, Texas	January 28	1,366
Ragen MacKenzie Group Incorporated, Seattle, Washington	March 16	901
Napa National Bancorp, Napa, California	March 17	188
Servus Financial Corporation, Herndon, Virginia	March 17	168
Michigan Financial Corporation, Marquette, Michigan	March 30	975
Bryan, Pendleton, Swats & McAllister, LLC, Nashville, Tennessee	March 31	12
Black & Company, Inc., Portland, Oregon	May 1	4
1st Choice Financial Corp., Greeley, Colorado	June 13	483
First Commerce Bancshares, Inc., Lincoln, Nebraska	June 16	2,868
National Bancorp of Alaska, Inc., Anchorage, Alaska	July 14	3,518
Charter Financial, Inc., New York, New York	September 1	532
Buffalo National Bancshares, Inc., Buffalo, Minnesota	September 28	123
Brenton Banks, Inc., Des Moines, Iowa	December 1	2,191
Paragon Capital, LLC, Needham, Massachusetts	December 15	13
Flagship Credit Corporation, Philadelphia, Pennsylvania	December 21	841

		$15,329

At December 31, 2002, the Company had three pending business combinations with total assets of approximately $700 million, and anticipates that the transactions will be completed during the first quarter of 2003.

In connection with certain brokerage, asset management and insurance agency acquisitions made by the Company, the terms of the acquisition agreement provide for deferred payments or additional consideration based on certain performance targets. At December 31, 2002, the amount of contingent consideration expected to be paid was not material to the Company’s financial statements.

Merger Involving the Company and First Security Corporation

On October 25, 2000 the merger involving the Company and First Security Corporation was completed as a pooling-of-interests. Under the terms of the merger agreement, stockholders of First Security received .355 shares of common stock of the Company for each share of common stock owned. As a condition to the merger, the Company was required by regulatory agencies to divest 39 stores in Idaho, New Mexico, Nevada and Utah having aggregate deposits of approximately $1.5 billion. These sales were completed in the first quarter of 2001 and the Company realized a net gain of $96 million, which included a $54 million reduction of goodwill.

4.

CASH, LOAN AND DIVIDEND RESTRICTIONS

Federal Reserve Board (FRB) regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by each of the banking subsidiaries. The average required reserve balance was $1.8 billion and $2.1 billion in 2002 and 2001, respectively.

Federal law places restrictions on the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. These transactions between a bank and its nonbank affiliates are limited. They may not exceed 10% of the bank’s capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single nonbank affiliate and 20% of the bank’s capital and surplus with all its nonbank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. (For further discussion of risk-based capital, see Note 26).

The payment of dividends by subsidiary banks is subject to various federal and state regulatory limitations. Dividends payable by a national bank without the express approval of the Office of the Comptroller of the Currency (OCC) are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits are defined by the OCC as net income less dividends declared during the period as determined based on regulatory accounting principles. The Company also has state-chartered subsidiary banks that are subject to state regulations that limit dividends. Under those provisions, the Company’s national and state-chartered subsidiary banks could have declared dividends of $1,585 million and $1,026 million in 2002 and 2001, respectively, without obtaining prior regulatory approval. In addition, the Company’s nonbank subsidiaries could have declared dividends of $1,252 million and $1,292 million at December 31, 2002 and 2001, respectively.

5.

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of 2002 or 2001.

	December 31								,
	2002				2001
		Estimated	Estimated			Estimated	Estimated
		unrealized	unrealized	Estimated		unrealized	unrealized	Estimated
		gross	gross	fair		gross	gross	fair
(in millions)	Cost	gains	losses	value	Cost	gains	losses	value

Securities of U.S. Treasury and federal agencies	$1,315	$66	$—	$1,381	$1,983	$66	$(2)	$2,047
Securities of U.S. states and political subdivisions	2,232	155	(5)	2,382	2,146	90	(13)	2,223
Mortgage-backed securities:
Federal agencies	17,766	1,325	(1)	19,090	29,280	449	(8)	29,721
Private collateralized mortgage obligations (1)	1,775	108	(3)	1,880	2,628	49	(19)	2,658

Total mortgage-backed securities	19,541	1,433	(4)	20,970	31,908	498	(27)	32,379
Other	2,608	125	(75)	2,658	2,625	86	(43)	2,668

Total debt securities	25,696	1,779	(84)	27,391	38,662	740	(85)	39,317
Marketable equity securities	598	72	(114)	556	815	264	(88)	991

Total (2)	$26,294	$1,851	$(198)	$27,947	$39,477	$1,004	$(173)	$40,308

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
(2)	At December 31, 2002, the Company held no securities of any single issuer (excluding the U.S. Treasury and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Securities pledged where the secured party has the right to sell or repledge totaled $3.6 billion at December 31, 2002 and $7.6 billion at December 31, 2001. Securities pledged where the secured party does not have the right to sell or repledge totaled $17.9 billion at December 31, 2002 and $15.7 billion at December 31, 2001 and are primarily pledged to secure trust and public deposits and for other purposes as required or permitted by law. The Company has accepted collateral in the form of securities that it has the right to sell or repledge of $3.1 billion at December 31, 2002 and $2.7 billion at December 31, 2001, of which $1.7 billion and $1.4 billion had been sold or repledged at December 31, 2002 and 2001, respectively.

Securities available for sale decreased from $40.3 billion at December 31, 2001 to $27.9 billion at December 31, 2002. The decrease was predominantly due to a decrease in federal agency securities from the sale of certain longer-maturity mortgage-backed securities subject to prepayment risk and prepayments of mortgage-backed securities held.

The table below provides the components of the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including those related to mortgage banking and marketable equity securities.

	Year ended December 31			,
(in millions)	2002	2001	2000

Realized gross gains	$617	$789	$2,353
Realized gross losses (1)	(419)	(1,515)	(1,220)

Realized net gains (losses)	$198	$(726)	$1,133

(1)	Includes other-than-temporary impairment of $180 million, $1,198 million and $100 million for 2002, 2001 and 2000, respectively.

The decrease in realized gross losses between December 31, 2002 and December 31, 2001 was due to a $1.18 billion other-than-temporary impairment the Company recognized in the second quarter of 2001.

The table below provides the remaining contractual principal maturities and yields (taxable-equivalent basis) of debt securities available for sale. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities because mortgage debt issuers may have the right to prepay obligations prior to contractual maturity.

	December 31, 2002
			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities of U.S. Treasury and federal agencies	$1,381	5.20%	$490	4.93%	$833	5.34%	$56	5.36%	$2	7.40%
Securities of U.S. states and political subdivisions	2,382	8.53	127	8.63	550	8.22	296	7.60	1,409	8.83
Mortgage-backed securities:
Federal agencies	19,090	7.72	8	6.63	137	7.15	220	6.99	18,725	7.73
Private collateralized mortgage obligations	1,880	7.35	929	6.96	17	6.97	16	4.75	918	7.81

Total mortgage-backed securities	20,970	7.69	937	6.96	154	7.13	236	6.84	19,643	7.73
Other	2,658	7.76	43	6.16	642	6.09	330	7.26	1,643	8.55

ESTIMATED FAIR VALUE OF DEBT SECURITIES (1)	$27,391	7.64%	$1,597	6.45%	$2,179	6.41%	$918	7.15%	$22,697	7.86%

TOTAL COST OF DEBT SECURITIES	$25,696		$1,503		$2,058		$898		$21,237

(1)	The weighted-average yield is computed using the amortized cost of debt securities available for sale.

6.

LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the major categories of loans outstanding and related unfunded commitments is shown in the table below. Unfunded commitments are defined as all legally binding agreements to extend credit, net of all funds lent, and all standby and commercial letters of credit issued under the terms of those commitments. At December 31, 2002 and 2001, the commercial loan category did not have a concentration in any industry that exceeded 10% of total loans. At December 31, 2002 and 2001, neither the real estate 1-4 family first nor junior lien mortgage categories had a concentration in any state that exceeded 10% of total loans, except for the 1-4 family first mortgage category in California, which represents 13% of total loans. At December 31, 2002 and 2001, the other revolving credit and monthly payment category did not have any concentration in any product type that exceeded 10% of total loans.

	December 31				,
	2002		2001
		Commitments		Commitments
		to extend		to extend
(in millions)	Outstanding	credit	Outstanding	credit

Commercial	$47,292	$47,700	$47,547	$52,682
Real estate 1-4 family first mortgage	44,119	6,849	29,317	4,396	(2)
Other real estate mortgage	25,312	2,111	24,808	2,081
Real estate construction	7,804	3,581	7,806	4,237
Consumer:
Real estate 1-4 family junior lien mortgage	28,147	19,907	21,801	11,789
Credit card	7,455	21,380	6,700	16,817
Other revolving credit and monthly payment	26,353	11,451	23,502	9,104

Total consumer	61,955	52,738	52,003	37,710
Lease financing	4,085	—	4,017	—
Foreign	1,911	175	1,598	214

Total loans (1)	$192,478	$113,154	$167,096	$101,320

(1)	Outstanding loan balances at December 31, 2002 and 2001 are net of unearned income, including net deferred loan fees, of $3,699 million and $3,316 million, respectively.
(2)	Revised to include certain interest rate loan commitments.

In the course of evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Company for assuming that risk, management may require a certain amount of collateral support. The type of collateral held varies, but may include accounts receivable, inventory, land, buildings, equipment, income-producing commercial properties and residential real estate. The Company has the same collateral requirements for loans whether they are funded immediately or on a delayed basis (commitment).

A commitment to extend credit is a legally binding agreement to lend funds to a customer usually at a stated interest rate and for a specified purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit shown in the table on the previous page because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Company is required to fund the commitment. The Company uses the same credit policies in making commitments to extend credit as it does in making loans.

In addition, the Company manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate; by monitoring the size and maturity structure of these portfolios; and by applying the same credit standards maintained for all of its related credit activities. The credit risk associated with these commitments is considered in management’s determination of the allowance for loan losses.

Standby letters of credit totaled $6.3 billion and $5.5 billion at December 31, 2002 and 2001, respectively. Standby letters of credit are issued on behalf of customers in connection with contracts between the customers and third parties. Under standby letters of credit, the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. The liquidity risk to the Company arises from its obligation to make payment in the event of a customer’s contractual default. The credit risk involved in issuing standby letters of credit and the Company’s management of that credit risk is considered in management’s determination of the allowance for loan losses. Standby letters of credit are reported net of participations sold to other institutions of $1,129 million and $736 million at December 31, 2002 and 2001, respectively. Deferred fees associated with these standby letters of credit were immaterial to the Company’s financial statements.

Included in standby letters of credit are those that back financial instruments (financial guarantees). The Company had issued or purchased participations in financial guarantees of approximately $3.0 billion and $1.6 billion at December 31, 2002 and 2001, respectively. The Company also had commitments for commercial and similar letters of credit of $719 million and $577 million at December 31, 2002 and 2001, respectively. Substantially all fees received from the issuance of financial guarantees are deferred and amortized on a straight-line basis over the term of the guarantee.

The Company has entered into various contingent performance guarantee arrangements with terms ranging from 1 to 30 years. These guarantees have arisen through certain risk participation agreements, lending arrangements, or sales of loans. The impact of these guarantees at December 31, 2002 was not material to the Company’s financial statements.

The Company has an established process to determine the adequacy of the allowance for loan losses which assesses the risk and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to FASB Statement No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan) and loans analyzed on a pooled basis.

The determination of the allocated allowance for portfolios of larger commercial and commercial real estate loans involves the use of a continuous and standardized loan grading process in combination with a review of individual higher-risk transactions. The Company grades loans and assigns a loss factor to each pool of loans based on the grades. The loss factors used for this analysis are derived in two ways. First, migration models are used to determine loss factors by tracking actual portfolio movements between loan grades over the loss emergence period of these portfolios. Second, in the case of graded loans without identified credit weakness, the loss factors are estimated using a combination of long-term average loss experience of the Company’s graded portfolios and external industry data. In addition, the Company analyzes larger non-performing loans individually for impairment using a cash flow or collateral based methodology. Calculated impairment is included in the allowance unless impairment is recognized through a charge-off.

In the case of more homogeneous portfolios, such as consumer loans and leases, residential mortgage loans, and some segments of small business loans, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. For such portfolios, the risk assessment process includes the use of forecasting models, which focus on recent delinquency and loss trends in different portfolio segments to measure inherent loss in these portfolios. Such analyses are updated frequently to capture recent behavioral characteristics of the subject portfolios, as well as any changes in management’s loss mitigation or customer solicitation strategies, in order to reduce the differences between estimated and observed losses.

The risk associated with unfunded commitments and letters of credit are a consideration in the loss factor analysis associated with loans outstanding. This risk assessment is converted to a loan equivalent factor and has historically been a minor component of the allocated allowance. At December 31, 2002, 5.7% of allocated reserves and 3.8% of the total allowance is related to this potential risk. Any provision necessary to cover this exposure has been included as a component of the Company’s provision for loan losses.

While coverage of one year’s losses is often adequate (particularly for homogeneous pools of loans and leases), the time period covered by the allowance may vary by portfolio, based on the Company’s best estimate of the inherent losses in the entire portfolio as of the evaluation date.

To mitigate imprecision and incorporate the range of probable outcomes inherent in estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component also incorporates the Company’s judgmental determination of risks inherent in portfolio composition or economic uncertainties and other subjective factors, including industry trends impacting specific portfolio segments that have not yet resulted in changes to individual loan grades. Therefore the ratio of the allocated to the unallocated components within the total allowance for loan losses may fluctuate from period to period. The allocated and unallocated components represent the total allowance for loan losses that would adequately cover losses inherent in the loan portfolio. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

The Company’s determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) the Company’s ongoing examination processes and that of its regulators. The Company has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance. In addition, the Company periodically evaluates the adequacy of its allowance for loan losses using a statistical loss model.

Like all national banks, subsidiary national banks continue to be subject to examination by their primary regulator, the Office of the Comptroller of the Currency (OCC), and some have OCC examiners in residence. These examinations occur throughout the year and target various activities of the subsidiary national banks, including both the loan grading system and specific segments of the loan portfolio (for example, commercial real estate and shared national credits). In addition to the subsidiary national banks being examined by the OCC, the Parent and its nonbank subsidiaries are examined by the Federal Reserve Board.

The Company considers the allowance for loan losses of $3.82 billion adequate to cover losses inherent in loans, loan commitments and standby and other letters of credit at December 31, 2002.

Changes in the allowance for loan losses were as follows:

	Year ended December 31				,
(in millions)	2002	2001	2000	1999	1998

Balance, beginning of year	$3,717	$3,681	$3,312	$3,274	$3,192

Allowances related to business combinations/other	93	41	265	48	148

Provision for loan losses	1,684	1,727	1,284	1,079	1,576

Loan charge-offs:
Commercial	(716)	(692)	(429)	(395)	(271)
Real estate 1-4 family first mortgage	(39)	(40)	(16)	(14)	(29)
Other real estate mortgage	(24)	(32)	(32)	(28)	(54)
Real estate construction	(40)	(37)	(8)	(2)	(3)
Consumer:
Real estate 1-4 family junior lien mortgage	(55)	(36)	(34)	(33)	(31)
Credit card	(407)	(421)	(367)	(403)	(549)
Other revolving credit and monthly payment	(770)	(770)	(623)	(585)	(1,069)

Total consumer	(1,232)	(1,227)	(1,024)	(1,021)	(1,649)
Lease financing	(21)	(22)	—	—	(2)
Foreign	(84)	(78)	(86)	(90)	(84)

Total loan charge-offs	(2,156)	(2,128)	(1,595)	(1,550)	(2,092)

Loan recoveries:
Commercial	162	96	98	90	87
Real estate 1-4 family first mortgage	8	6	4	6	12
Other real estate mortgage	16	22	13	38	79
Real estate construction	19	3	4	5	4
Consumer:
Real estate 1-4 family junior lien mortgage	10	8	14	15	7
Credit card	47	40	39	49	59
Other revolving credit and monthly payment	205	203	213	243	187

Total consumer	262	251	266	307	253
Lease financing	—	—	—	—	1
Foreign	14	18	30	15	14

Total loan recoveries	481	396	415	461	450

Net loan charge-offs	(1,675)	(1,732)	(1,180)	(1,089)	(1,642)

Balance, end of year	$3,819	$3,717	$3,681	$3,312	$3,274

Net loan charge-offs as a percentage of
average total loans	.96%	1.10%	.84%	.92%	1.46%

Allowance as a percentage of total loans	1.98%	2.22%	2.37%	2.61%	2.86%

Nonaccrual loans were $1.5 billion and $1.6 billion at December 31, 2002 and 2001, respectively. Loans past due 90 days or more as to interest or principal and still accruing interest were $672 million and $698 million at December 31, 2002 and 2001, respectively.

In accordance with FAS 114, the following table shows the recorded investment in impaired loans and the methodology used to measure impairment at December 31, 2002 and 2001:

	December 31		,
(in millions)	2002	2001

Impairment measurement based on:
Collateral value method	$309	$485
Discounted cash flow method	303	338

Total (1)	$612	$823

(1)	Includes $201 million and $482 million of impaired loans with a related FAS 114 allowance of $52 million and $86 million at December 31, 2002 and 2001, respectively.

The average recorded investment in impaired loans during 2002, 2001 and 2000 was $705 million, $707 million and $313 million, respectively. Total interest income recognized on impaired loans during 2002, 2001 and 2000 was $17 million, $13 million and $3 million, respectively, which was predominantly recorded using the cost recovery method. Under the cost recovery method, all payments received are applied to principal. This method is used when the ultimate collectibility of the total principal is in doubt.

7.

PREMISES, EQUIPMENT, LEASE COMMITMENTS AND OTHER ASSETS

The following table presents comparative data for premises and equipment:

	December 31		,
(in millions)	2002	2001

Land	$486	$463
Buildings	2,758	2,593
Furniture and equipment	2,991	3,012
Leasehold improvements	911	874
Premises leased under capital leases	45	54

Total	7,191	6,996
Less accumulated depreciation and amortization	3,503	3,447

Net book value	$3,688	$3,549

Depreciation and amortization expense was $599 million, $561 million and $560 million in 2002, 2001 and 2000, respectively.

The Company is obligated under a number of noncancelable operating leases for premises (including vacant premises) and equipment with terms, including renewal options, up to 100 years, many of which provide for periodic adjustment of rentals based on changes in various economic indicators. The following table shows future minimum payments under noncancelable operating leases and capital leases, net of sublease rentals, with terms in excess of one year as of December 31, 2002:

(in millions)	Operating leases	Capital leases

Year ended December 31,
2003	$459	$6
2004	388	4
2005	310	4
2006	248	3
2007	203	2
Thereafter	769	18

Total minimum lease payments	$2,377	37

Executory costs		(1)
Amounts representing interest		(15)

Present value of net minimum lease payments		$21

Rental expense, net of rental income, for all operating leases was $535 million, $473 million and $499 million in 2002, 2001 and 2000, respectively.

The components of other assets at December 31, 2002 and 2001 were as follows:

	December 31		,
(in millions)	2002	2001

Trading assets	$10,167	$4,996
Accounts receivable	5,219	4,370
Nonmarketable equity investments:
Private equity investments	1,657	1,696
Federal bank stock	1,591	1,295
All other	1,473	1,071

Total nonmarketable equity investments	4,721	4,062

Operating lease assets	4,104	5,361
Government National Mortgage Association
(GNMA) pool buy-outs	2,336	2,815
Interest receivable	1,139	1,284
Interest-earning deposits	352	206
Foreclosed assets	195	160
Certain identifiable intangible assets	116	119
Due from customers on acceptances	110	104
Other	6,521	5,364

Total other assets	$34,980	$28,841

Trading assets consist predominantly of securities, including corporate debt, U.S. government agency obligations and the fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $169 million, $114 million and $98 million in 2002, 2001 and 2000, respectively. Noninterest income from trading assets, included in the “other” category, was $321 million, $400 million and $238 million in 2002, 2001 and 2000, respectively.

Net (losses) gains from nonmarketable equity investments were $(202) million, $(566) million and $353 million for 2002, 2001 and 2000, respectively, and included other-than-temporary impairment of $318 million, $744 million and $63 million for the same periods, respectively.

GNMA pool buy-outs are advances made to GNMA mortgage pools that are guaranteed by the Federal Housing Administration or by the Department of Veterans Affairs (collectively, “the guarantors”). These advances are made to buy out government agency-guaranteed delinquent loans, pursuant to the Company’s servicing agreements. The Company undertakes the collection and foreclosure process on behalf of the guarantors. After the foreclosure process is complete, the Company is reimbursed for substantially all costs incurred, including the advances.

8.

INTANGIBLE ASSETS

The gross carrying amount of intangible assets and the associated accumulated amortization at December 31, 2002 and 2001 is presented in the following table.

	December 31, 2002		December 31, 2001
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights,
before valuation allowance (1)	$11,528	$4,851	$10,194	$2,829
Core deposit intangibles	2,415	1,547	2,406	1,393
Other	374	254	352	228

Total	$14,317	$6,652	$12,952	$4,450

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $2,188 million at December 31, 2002 and $1,124 million at December 31, 2001. The carrying value of mortgage servicing rights was $4,489 million at December 31, 2002 and $6,241 million at December 31, 2001.

The projections of amortization expense shown below for mortgage servicing rights are based on asset balances and the interest rate environment as of December 31, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current year and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Year ended December 31, 2002	$1,942	$155	$29	$2,126

Estimate for year ended December 31,
2003	2,625	142	22	2,789
2004	1,659	131	20	1,810
2005	972	120	15	1,107
2006	569	108	13	690
2007	341	99	11	451

9.

GOODWILL

The following table summarizes the changes in 2002 in the carrying amount of goodwill as allocated to the Company’s operating segments for the purpose of goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

Balance December 31, 2001	$6,265	$2,655	$607	$9,527

Goodwill from business combinations	637	19	7	663
Transitional goodwill impairment charge	—	(133)	(271)	(404)
Goodwill written off related to divested businesses	(33)	—	—	(33)

Balance December 31, 2002	$6,869	$2,541	$343	$9,753

During the first quarter of 2002, the Company completed its initial goodwill impairment testing under FAS 142, Goodwill and Other Intangible Assets. For goodwill impairment testing, enterprise-level goodwill acquired in business combinations is allocated to reporting units based on the relative fair value of assets acquired and recorded in the Company’s respective reporting units. Through this allocation, the Company assigned enterprise-level goodwill to the reporting units that are expected to benefit from the synergies of the combination. All reporting units were evaluated using discounted estimated future net cash flows. The process resulted in a $276 million (after tax), $404 million (before tax), transitional impairment charge reported as a cumulative effect of a change in accounting principle. The transitional impairment resulted from a change in the method of testing for goodwill impairment under FAS 142, as well as a change in business strategies, reflecting the economic outlook, for certain reporting units in Wholesale Banking and Wells Fargo Financial, primarily Island Finance, a Puerto Rico-based consumer finance company acquired in 1995.

In 2002, the Company completed its annual goodwill impairment assessment and determined that no additional impairment was required.

Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company’s operating segments for management reporting discussed in Note 21. At December 31, 2002, for management reporting, the balance of goodwill for Community Banking, Wholesale Banking and Wells Fargo Financial was $2.89 billion, $591 million and $343 million, respectively, with $5.93 billion recorded at the enterprise level.

10.

DEPOSITS

The total of time certificates of deposit and other time deposits issued by domestic offices was $31,637 million and $26,454 million at December 31, 2002 and 2001, respectively. Substantially all of those deposits were interest bearing. The contractual maturities of those deposits are shown in the following table.

(in millions)	December 31, 2002

2003	$23,786
2004	4,029
2005	1,660
2006	896
2007	731
Thereafter	535

Total	$31,637

Of the total above, the amount of time deposits with a denomination of $100,000 or more was $15,403 million and $6,427 million at December 31, 2002 and 2001, respectively. The contractual maturities of these deposits are shown in the following table.

(in millions)	December 31, 2002

Three months or less	$10,444
After three months through six months	1,313
After six months through twelve months	1,328
After twelve months	2,318

Total	$15,403

Time certificates of deposit and other time deposits issued by foreign offices with a denomination of $100,000 or more represent substantially all of the foreign deposit liabilities of $9,454 million and $4,132 million at December 31, 2002 and 2001, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $564 million and $638 million at December 31, 2002 and 2001, respectively.

11.

SHORT-TERM BORROWINGS

The table below shows selected information for short-term borrowings, which generally mature in less than 30 days.

	2002		2001		2000
(in millions)	Amount	Rate	Amount	Rate	Amount	Rate

As of December 31,
Commercial paper and other short-term borrowings	$11,109	1.57%	$13,965	2.01%	$15,844	6.64%
Federal funds purchased and securities sold under
agreements to repurchase	22,337	1.08	23,817	1.53	13,145	5.81

Total	$33,446	1.24	$37,782	1.71	$28,989	6.26

Year ended December 31,
Average daily balance
Commercial paper and other short-term borrowings	$13,048	1.84%	$13,561	4.12%	$14,375	6.43%
Federal funds purchased and securities sold under
agreements to repurchase	20,230	1.47	20,324	3.51	13,847	6.03

Total	$33,278	1.61	$33,885	3.76	$28,222	6.23

Maximum month-end balance
Commercial paper and other short-term borrowings (1)	$17,323	N/A	$19,818	N/A	$17,730	N/A
Federal funds purchased and securities sold under
agreements to repurchase (2)	33,647	N/A	26,346	N/A	16,535	N/A

N/A - Not applicable.

(1)	Highest month-end balance in each of the last three years appeared in January 2002, October 2001 and January 2000.
(2)	Highest month-end balance in each of the last three years appeared in January 2002, September 2001 and August 2000.

At December 31, 2002, the Company had available lines of credit totaling $2.25 billion, of which $254 million was obtained through a subsidiary, Wells Fargo Financial, Inc. The remaining $2.0 billion was in the form of a revolving credit facility. A portion of these financing arrangements require the maintenance of compensating balances or payment of fees, which are not material.

12.

LONG-TERM DEBT

The following is a summary of long-term debt (reflecting unamortized debt discounts and premiums, where applicable) owed by the Parent and its subsidiaries:

	Maturity	Interest
(in millions)	date(s)	rate(s)	2002	2001

Wells Fargo & Company (Parent only)

Senior

Global Notes (1)	2003-2007	3.75-7.25%	$6,545	$4,996
Global Notes	2004	Various	2,000	1,250
Medium-Term Notes (1)	2003-2006	4.80-6.875%	1,847	1,596
Medium-Term Notes	2003-2027	3.375-7.65%	1,546	1,670
Floating-Rate Medium-Term Notes	2003-2005	Various	2,150	2,300
Extendable Notes (2)	2004	Various	2,998	1,497
Equity Linked Notes (1)(3)	2008	2.778-2.836%	79	—
Notes	2004	6.00%	1	1

Total senior debt			17,166	13,310

Subordinated

Global Notes (1)	2011-2014	5.00-6.375%	1,588	748
Global Notes	2012	4.00-5.125%	795	—
Notes (1)	2003	6.625%	200	200
Debentures	2023	6.65%	198	198

Total subordinated debt			2,781	1,146

Total long-term debt — Parent			19,947	14,456

WFC Holdings Corporation

Senior

Medium-Term Notes (1)	2002	10.00%	—	2
Medium-Term Notes	2002	9.04-10.00%	—	2

Total senior debt			—	4

Subordinated
Medium-Term Notes (1)(4)	2013	6.50%	25	50
Medium-Term Notes	2002	9.375%	—	30
Notes	2003	6.125-6.875%	399	732
Notes (1)	2004-2006	6.875-9.125%	933	933
Notes (1)(4)	2008	6.25%	199	199

Total subordinated debt			1,556	1,944

Total long-term debt — WFC Holdings			$1,556	$1,948

(1)	The Company entered into interest rate swap agreements for substantially all of these notes, whereby the Company receives fixed-rate interest payments approximately equal to interest on the notes and makes interest payments based on an average three-month or six-month LIBOR rate.
(2)	The extendable notes are a floating rate security with an initial maturity of 13 months, which can be extended on a rolling basis, at the investor’s option to a final maturity of 5 years.
(3)	Zero coupon notes linked to the S&P 500 and Nasdaq-100 indices.
(4)	The interest rate swap agreement for these notes is callable by the counterparty prior to the maturity of the notes.

(Continued on following page )

(Continued from previous page)

	Maturity	Interest
(in millions)	date(s)	rate(s)	2002	2001

Wells Fargo Financial, Inc. and its subsidiaries (WFFI) (5)

Senior

Medium-Term Notes	2003-2012	5.10-7.47%	$956	$801
Floating-Rate Notes	2003-2005	Various	1,100	950
Notes	2003-2015	4.875-8.56%	6,678	6,395

Total long-term debt – WFFI			8,734	8,146

First Security Corporation and its subsidiaries (FSCO)

Senior

Medium-Term Notes	2003	6.40%	15	15
Floating-Rate Euro Medium-Term Notes (6)	2002	Various	—	300
Floating-Rate Euro Medium-Term Notes	2003	Various	285	285
Federal Home Loan Bank (FHLB) Notes and Advances (7)	2003-2010	3.00-6.47%	151	351
Floating-Rate FHLB Advances (7)	2003	Various	100	—
Notes	2003-2006	5.875-6.875%	474	473
Other notes (8)	2002-2007		—	3

Total senior debt			1,025	1,427

Subordinated

Notes (1)	2005-2006	7.00-7.31%	159	234

Total subordinated debt			159	234

Total long-term debt – FSCO			1,184	1,661

Wells Fargo Bank, N.A. (WFB, N.A.)

Senior

Floating-Rate Bank Notes	2003	Various	4,005	1,525
Floating-Rate Notes (9)	2007	Various	1,250	—
Notes payable by subsidiaries	2003-2009	8.25-17.87%	49	52
Other notes	2002-2007		—	3
Obligations of subsidiaries under capital leases (Note 7)			7	8

Total senior debt			5,311	1,588

Subordinated

FixFloat Notes (callable 6/15/2005) (1)	2010	7.8% through 2005, various	997	997
Notes (1)	2010-2011	6.45-7.55%	2,497	2,496

Total subordinated debt			3,494	3,493

Total long-term debt - WFB, N.A.			8,805	5,081

Other consolidated subsidiaries

Senior

FHLB Notes and Advances (7)	2003-2027	3.15-8.38%	2,780	2,211
Floating-Rate FHLB Advances (7)	2003-2011	Various	4,065	2,334
Other notes and debentures	2003-2015	3.00-12.00%	150	239
Capital lease obligations (Note 7)			14	19

Total senior debt			7,009	4,803

Subordinated

Other notes and debentures (10)	2005	7.55%	85	—

Total subordinated debt			85	—

Total long-term debt - other consolidated subsidiaries			7,094	4,803

Total consolidated long-term debt			$47,320	$36,095

(5)	On October 22, 2002, WFFI announced that it will no longer issue term debt securities and the Parent issued a full and unconditional guarantee of all outstanding debt of WFFI.
(6)	The Company entered into an interest rate swap agreement for these notes, whereby the Company receives interest payments based on an average three-month LIBOR rate and makes fixed-rate interest payments ranging from 5.625% to 5.65%.
(7)	The maturities of the FHLB advances are determined quarterly, based on the outstanding balance, the then current LIBOR rate, and the maximum life of the advance. Advances maturing within the next year are expected to be refinanced, extending the maturity of such borrowings beyond one year.
(8)	The notes are tied to low-income housing funding.
(9)	Callable by either the Company or the investor upon 30 days notice.
(10)	Callable by the Company upon 30 days notice.

At December 31, 2002, the principal payments, including sinking fund payments, on long-term debt are due as noted in the following table.

(in millions)	Parent	Company

2003	$3,440	$13,656
2004	7,040	9,378
2005	2,490	5,025
2006	1,622	3,434
2007	2,497	5,266
Thereafter	2,858	10,561

Total	$19,947	$47,320

The interest rates on floating-rate notes are determined periodically by formulas based on certain money market rates, subject, on certain notes, to minimum or maximum interest rates.

As part of its long-term and short-term borrowing arrangements, the Company was subject to various financial and operational covenants. Certain of the agreements under which debt has been issued contain provisions that may limit the merger or sale of certain subsidiary banks and the issuance of capital stock or convertible securities by certain subsidiary banks. At December 31, 2002, the Company was in compliance with all the covenants.

13.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES

The special purpose trusts, identified in the table on the next page, were established to issue trust preferred securities and related common securities of the trust. The proceeds from such issuances were used by the trusts to purchase junior subordinated debentures (debentures) of the Parent or the debentures of the applicable holding company subsidiary, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Parent or the holding company subsidiary, as applicable, issued guarantees for the benefit of the holders of the trust preferred securities. The Company treats the trust preferred securities as Tier 1 capital.

The debentures issued by the Parent (for the 2002 and 2001 trusts) or the debentures issued by a holding company subsidiary, as applicable, are the sole assets of these special purpose trusts. The Parent and the holding company subsidiaries own all of the common securities of their related trusts. The trust preferred securities issued by the trusts rank senior to the common securities. The common securities and debentures, along with the related income effects, are eliminated within the Company’s consolidated financial statements. The respective obligations of the Parent and the holding company subsidiaries under the debentures, indentures, the trust agreements, and the guarantees relating to the trusts in each case constitute the full and unconditional guarantee by the Parent or the holding company subsidiary, as applicable, of the obligations of the trusts under the trust preferred securities and rank subordinate and junior in right of payment to all of their other liabilities. The Parent guaranteed the obligations previously issued by the former Wells Fargo & Company and assumed by WFC Holdings.

The trust preferred securities are subject to mandatory redemption at the stated maturity date of the debentures, upon repayment of the debentures, or earlier, under the terms of the trust agreements. The table below summarizes the outstanding preferred securities issued by each special purpose trust and the debentures issued by the Parent or the holding company subsidiary to each trust as of December 31, 2002:

(in millions)			Principal	Trust preferred securities and debentures
	Trust preferred securities		balance of	Stated	Redeemable	Annualized	Interest
Trust name	Issuance date	Amount	debentures	maturity	beginning	coupon rate	payable(3)

Wells Fargo Capital A(1)	November 1996	$85	$88	December 2026	December 2006	8.13%	Semi-annual

Wells Fargo Capital B(1)	November 1996	153	157	December 2026	December 2006	7.95%	Semi-annual

Wells Fargo Capital C(1)	November 1996	186	192	December 2026	December 2006	7.73%	Semi-annual

Wells Fargo Capital I(1)	December 1996	212	218	December 2026	December 2006	7.96%	Semi-annual

First Security Capital I	December 1996	150	155	December 2026	December 2006	8.41%	Semi-annual

Wells Fargo Capital II(1)	January 1997	149	155	January 2027	January 2007	LIBOR + .5%	Quarterly

Wells Fargo Capital IV(2)	August 2001	1,300	1,340	September 2031	August 2006	7.00%	Quarterly

Wells Fargo Capital V(2)	December 2001	200	206	December 2031	December 2006	7.00%	Quarterly

Wells Fargo Capital VI(2)	March 2002	450	464	April 2032	April 2007	6.95%	Quarterly

Total		$2,885

(1)	Established by WFC Holdings (the former Wells Fargo).
(2)	Established by the Parent. The Parent may extend the stated maturity dates of the debentures for a period of up to 19 years.
(3)	All distributions are cumulative.

The trust preferred securities and the corresponding debentures may be redeemed before the stated redemption date at the option of the Parent or the applicable holding company subsidiary. The trust preferred securities will be redeemed, if certain events occur that would have a negative tax effect on the Parent, the holding company subsidiaries or their applicable trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. The ability of each trust to pay timely distributions on its trust preferred securities depends upon the Parent or the applicable holding company subsidiary making the related payment on the debentures when due. The Parent or the holding company subsidiaries can defer interest payments on the debentures and, therefore, distributions on the trust preferred securities for up to five years.

14.

PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The following table is a summary of preferred stock:

	Shares issued			Carrying amount					Dividends declared
	and outstanding			(in millions)			Adjustable		(in millions)
	December 31		,	December 31		,	dividend rate		Year ended December 31			,
	2002	2001		2002	2001		Minimum	Maximum	2002	2001	2000

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000		$73	$73		5.50%	10.50%	$4	$4	$4

Adjustable-Rate Noncumulative Preferred Stock, Series H (2)	—	—		—	—		7.00	13.00	—	10	13

2002 ESOP Cumulative Convertible (3)	64,049	—		64	—		10.50	11.50	—	—	—

2001 ESOP Cumulative Convertible (3)	46,126	61,800		46	62		10.50	11.50	—	—	—

2000 ESOP Cumulative Convertible (3)	34,742	39,962		35	40		11.50	12.50	—	—	—

1999 ESOP Cumulative Convertible (3)	13,222	15,552		13	15		10.30	11.30	—	—	—

1998 ESOP Cumulative Convertible (3)	5,095	6,145		5	6		10.75	11.75	—	—	—

1997 ESOP Cumulative Convertible (3)	5,876	7,576		6	8		9.50	10.50	—	—	—

1996 ESOP Cumulative Convertible (3)	5,407	7,707		6	8		8.50	9.50	—	—	—

1995 ESOP Cumulative Convertible (3)	3,043	5,543		3	5		10.00	10.00	—	—	—

ESOP Cumulative Convertible (3)	—	1,002		—	1		9.00	9.00	—	—	—

Unearned ESOP shares (4)	—	—		(190)	(154)		—	—	—	—	—

Total	1,637,560	1,605,287		$61	$64				$4	$14	$17

(1)	Liquidation preference $50.
(2)	On October 1, 2001 all shares were redeemed at the stated liquidation price of $50 plus accrued dividends.
(3)	Liquidation preference $1,000.
(4)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released. For information on dividends paid, see Note 15.

Adjustable-Rate Cumulative Preferred Stock, Series B  These shares are redeemable at the option of the Company at $50 per share plus accrued and unpaid dividends. Dividends are cumulative and payable quarterly on the 15th of February, May, August and November. For each quarterly period, the dividend rate is 76% of the highest of the three-month Treasury bill discount rate, 10-year constant maturity Treasury security yield or 20-year constant maturity Treasury bond yield, but limited to a minimum of 5.5% and a maximum of 10.5% per year. The average dividend rate was 5.5% during 2002, 2001 and 2000.

ESOP Cumulative Convertible Preferred Stock  All shares of the Company’s 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995 ESOP Cumulative Convertible Preferred Stock and ESOP Cumulative Convertible Preferred Stock (collectively, ESOP Preferred Stock) were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan (formerly known as the Norwest Corporation Savings Investment Plan). Dividends on the ESOP Preferred Stock are cumulative from the date of initial issuance and are payable quarterly at annual rates ranging from 8.50 percent to 12.50 percent, depending upon the year of issuance. Each share of ESOP Preferred Stock released from the unallocated reserve of the Plan is converted into shares of common stock of the Company based on the stated value of the ESOP Preferred Stock and the then current market price of the Company’s common stock. The ESOP Preferred Stock is also convertible at the option of the holder at any time, unless previously redeemed. The ESOP Preferred Stock may be redeemed at any time, in whole or in part, at the option of the Company at a redemption price per share equal to the higher of (a) $1,000 per share plus accrued and unpaid dividends or (b) the fair market value, as defined in the Certificates of Designation of the ESOP Preferred Stock.

15.

COMMON STOCK AND STOCK PLANS

COMMON STOCK

The following table summarizes common stock reserved, issued and authorized as of December 31, 2002:

Number of shares
Convertible subordinated debentures	20,400
Acquisition contingencies	138,161
Dividend reinvestment and common stock purchase plans	2,174,766
Director plans	1,294,604
Stock plans (1)	254,233,517

Total shares reserved	257,861,448
Shares issued	1,736,381,025
Shares not reserved	4,005,757,527

Total shares authorized	6,000,000,000

(1)	Includes employee option, 401(k), profit sharing and compensation deferral plans.

The preferred share purchase rights issued under the Company’s rights plan and included with the Company’s common stock expired as of the close of business on August 12, 2002. Prior to their expiration, the rights entitled the holders thereof, upon the occurrence of certain events, to purchase shares of the Company’s Series C Junior Participating Preferred Stock. On October 16, 2002, the Company filed a Certificate Eliminating the Certificate of Designations for the Company’s Series C Junior Participating Preferred Stock.

DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLANS

The Company’s dividend reinvestment and common stock direct purchase plans permit participants to purchase at fair market value shares of the Company’s common stock by reinvestment of dividends and/or optional cash payments, subject to the terms of the plan.

DIRECTOR PLANS

Under the Company’s director plans, non-employee directors receive a stock award as part of their annual retainer. Annual grants of options to purchase common stock are also provided to each non-employee director elected or re-elected at the annual meeting of stockholders. Options granted become exercisable after six months and may be exercised until the tenth anniversary of the date of grant.

EMPLOYEE STOCK PLANS

Long-Term Incentive Plans  The Company’s stock incentive plans provide for awards of incentive and nonqualified stock options, stock appreciation rights, restricted shares, restricted share rights, performance awards and stock awards without restrictions. Employee stock options can be granted with exercise prices at or above the fair market value (as defined in the plan) of the stock at the date of grant and with terms of up to ten years. The options generally become fully exercisable over three years from the date of grant. Except as otherwise permitted under the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option period is reduced or the options are canceled. Options also may include the right to acquire a “reload” stock option. If an option contains the reload feature and if a participant pays all or part of the exercise price of the option with shares of stock purchased in the market or held by the participant for at least six months, upon exercise of the option, the participant is granted a new option to purchase, at the fair market value of the stock as of the date of the reload, the number of shares of stock equal to the sum of the number of shares used in payment of the exercise price and a number of shares with respect to related statutory minimum withholding taxes. No compensation expense was recorded for the options granted under the plans, as the exercise price was equal to the quoted market price of the stock at the date of grant. The total number of shares of common stock available for grant under the plans as of December 31, 2002 was 79,865,035.

Holders of restricted shares and restricted share rights are entitled at no cost to the related shares of common stock generally over three to five years after the restricted shares or restricted share rights were granted. Holders of restricted shares generally are entitled to receive cash dividends paid on the shares. Holders of restricted share rights generally are entitled to receive cash payments equal to the cash dividends that would have been paid had the restricted share rights been issued and outstanding shares of common stock. Except in limited circumstances, restricted shares and restricted share rights are canceled upon termination of employment. In 2002, 2001 and 2000, 81,380, 107,000 and 56,636 restricted shares and restricted share rights were granted, respectively, with a weighted-average grant-date per share fair value of $45.47, $46.73 and $40.61, respectively. As of December 31, 2002, 2001 and 2000, there were 656,124, 888,234 and 1,450,074 restricted shares and restricted share rights outstanding, respectively. The compensation expense for the restricted shares and restricted share rights equals the quoted market price of the related stock at the date of grant and is accrued over the vesting period. The total compensation expense recognized for the restricted shares and restricted share rights was $5 million in 2002 and $6 million in 2001 and 2000.

In connection with various acquisitions and mergers since 1992, the Company converted employee and director stock options of acquired or merged companies into stock options to purchase the Company’s common stock based on the terms of the original stock option plan and the agreed-upon exchange ratio.

Broad-Based Plans  In 1996, the Company adopted the PartnerShares® Stock Option Plan, a broad-based employee stock option plan covering full- and part-time employees who were not participants in the long-term incentive plans described above. The total number of shares of common stock authorized for issuance under the plan since inception through

December 31, 2002 was 74,000,000, including 14,013,931 shares available for grant. Options granted under the PartnerShares Plan have an exercise date that generally is the earlier of five years after the date of grant or when the quoted market price of the stock reaches a predetermined price. Those options generally expire ten years after the date of grant. Because the exercise price of each PartnerShares grant has been equal to or higher than the quoted market price of the Company’s common stock at the date of grant, no compensation expense is recognized.

The following table summarizes the Company’s stock option activity and related information for the three years ended December 31, 2002:

	Director Plans		Long-Term Incentive Plans		Broad-Based Plans
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Number	price	Number	price	Number	price

Options outstanding as of December 31, 1999	525,098	$23.24	66,607,125	$29.53	32,514,300	$33.72

2000:
Granted	28,080 (1)	42.75	23,183,070 (2)	35.63	23,160,800 (3)	46.50
Canceled	(5,005)	25.04	(1,896,001)	35.74	(4,827,800)	36.81
Exercised	(115,495)	12.94	(13,906,642)	22.93	(390,695)	18.19
Acquisitions	—	—	797,076	20.43	—	—

Options outstanding as of December 31, 2000	432,678	27.23	74,784,628	32.39	50,456,605	39.41

2001:
Granted	49,635 (1)	47.55	19,930,772 (2)	49.52	353,600 (3)	41.84
Canceled	—	—	(1,797,865)	43.21	(5,212,550)	41.81
Exercised	(169,397)	19.42	(10,988,267)	25.61	(191,440)	21.43

Options outstanding as of December 31, 2001	312,916	34.69	81,929,268	37.23	45,406,215	39.23

2002:
Granted	44,786 (1)	50.22	23,790,286 (2)	46.99	18,014,475 (3)	50.46
Canceled	—	—	(1,539,244)	45.36	(10,092,056)	42.15
Exercised	(8,594)	30.56	(10,873,465)	30.62	(3,249,213)	30.54
Acquisitions	—	—	72,892	31.33	—	—

Options outstanding as of December 31, 2002	349,108	$36.78	93,379,737	$40.35	50,079,421	$43.25

Outstanding options exercisable as of:
December 31, 2000	432,678	$27.23	44,893,948	$30.36	1,309,005	$18.33
December 31, 2001	312,916	34.69	46,937,295	33.44	1,264,015	20.29
December 31, 2002	349,108	36.78	54,429,329	36.94	9,174,196	31.35

(1)	The weighted-average per share fair value of options granted was $13.45, $13.87 and $12.60 for 2002, 2001 and 2000, respectively.
(2)	The weighted-average per share fair value of options granted was $12.34, $14.16 and $10.13 for 2002, 2001 and 2000, respectively. Includes 2,860,926, 1,791,852 and 2,029,063 reload grants at December 31, 2002, 2001 and 2000, respectively.
(3)	The weighted-average per share fair value of options granted was $15.62, $12.42 and $13.30 for 2002, 2001 and 2000, respectively.

      The fair value of each option grant is estimated based on the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in 2002, 2001 and 2000: expected dividend yield ranging from 2.3% to 2.6%; expected volatility ranging from 29% to 42%; risk-free interest rates ranging from 2.5% to 6.6% and expected life ranging from .1 to 6.0 years.

The following table is a summary of selected information for the Company’s stock option plans described on the preceding page:

	December 31, 2002
	Weighted-
	average		Weighted-
	remaining		average
	contractual		exercise
	life (in yrs.)	Number	price

RANGE OF EXERCISE PRICES
Director Plans

$.10
Options outstanding/exercisable	2.01	2,390	$.10
$7.84-$13.48
Options outstanding/exercisable	1.36	8,210	11.49
$13.49-$16.00
Options outstanding/exercisable	2.27	30,940	15.10
$16.01-$25.04
Options outstanding/exercisable	2.98	61,194	22.10
$25.05-$38.29
Options outstanding/exercisable	4.88	69,620	33.14
$38.30-$69.01
Options outstanding/exercisable	7.68	176,754	48.76

Long-Term Incentive Plans

$3.37-$5.06
Options outstanding/exercisable	5.16	75,900	4.35
$5.07-$7.60
Options outstanding/exercisable	3.99	25,476	7.22
$7.61-$11.41
Options outstanding/ exercisable	.98	213,900	10.67
$11.42-$17.13
Options outstanding	1.99	2,355,591	14.11
Options exercisable	1.94	2,214,963	14.00
$17.14-$25.71
Options outstanding	1.76	1,976,202	19.52
Options exercisable	1.77	1,935,772	19.55
$25.72-$38.58
Options outstanding	5.81	39,155,259	33.88
Options exercisable	5.55	32,656,708	33.85
$38.59-$71.30
Options outstanding	7.94	49,577,409	47.73
Options exercisable	6.33	17,306,610	48.17

Broad-Based Plans

$16.56
Options outstanding/exercisable	3.56	779,316	16.56
$24.85-$37.81
Options outstanding	5.38	17,548,605	35.09
Options exercisable	4.80	7,870,605	31.75
$37.82-$46.50
Options outstanding	7.85	16,429,025	46.46
Options exercisable	7.85	418,675	46.49
$46.51-$51.15
Options outstanding	9.22	15,322,475	50.50
Options exercisable	9.22	105,600	50.50

Employee Stock Ownership Plan  The Wells Fargo & Company 401(k) Plan (the 401(k) Plan) is a defined contribution employee stock ownership plan (ESOP) under which the 401(k) Plan may borrow money to purchase the Company’s common or preferred stock. Beginning in 1994, the Company has loaned money to the 401(k) Plan which has been used to purchase shares of the

Company’s ESOP Preferred Stock. As ESOP Preferred Stock is released and converted into common shares, compensation expense is recorded equal to the current market price of the common shares. Dividends on the common shares allocated as a result of the release and conversion of the ESOP Preferred Stock are recorded as a reduction of retained earnings and the shares are considered outstanding for computing earnings per share. Dividends on the unallocated ESOP Preferred Stock are not recorded as a reduction of retained earnings, and the shares are not considered to be common stock equivalents for computing earnings per share. Loan principal and interest payments are made from the Company’s contributions to the 401(k) Plan, along with dividends paid on the ESOP Preferred Stock. With each principal and interest payment, a portion of the ESOP Preferred Stock is released and, after conversion of the ESOP Preferred Stock into common shares, allocated to the 401(k) Plan participants.

Total dividends paid to the 401(k) Plan on ESOP shares were as follows:

	Year ended December 31			,
(in millions)	2002	2001	2000

ESOP Preferred Stock:
Common dividends	$21	$15	$11
Preferred dividends	24	19	14
1989 ESOP shares:
Common dividends	10	11	11

Total	$55	$45	$36

The ESOP shares as of December 31, 2002, 2001 and 2000 were as follows:

	December 31			,
	2002	2001	2000

ESOP Preferred Stock:
Allocated shares (common)	21,447,490	17,233,798	13,716,692
Unreleased shares (preferred)	177,560	145,287	111,804
1989 ESOP shares:
Allocated shares	7,974,031	9,809,875	10,988,083
Unreleased shares	—	3,042	39,558
Fair value of unearned ESOP shares (in millions)	$178	$145	$112

Deferred Compensation Plan for Independent Sales Agents

WF Deferred Compensation Holdings, Inc. is a wholly-owned subsidiary of the Parent formed solely to sponsor a deferred compensation plan for independent sales agents who provide investment, financial and other qualifying services for or with respect to participating affiliates. The plan, which became effective January 1, 2002, allows participants to defer all or part of their eligible compensation payable to them by a participating affiliate. The Parent has fully and unconditionally guaranteed WF Deferred Compensation Holdings, Inc.’s deferred compensation obligations under the plan. Effective January 1, 2002, the H.D. Vest, Inc. Representatives’ Deferred Compensation Plan was merged into the plan.

16.

EMPLOYEE BENEFITS AND OTHER EXPENSES

EMPLOYEE BENEFITS

The Company sponsors noncontributory qualified defined benefit retirement plans including the Cash Balance Plan and the First Security Corporation Retirement Plan (FSCO Retirement Plan). The Cash Balance Plan is an active plan and it covers eligible employees of the Company except certain subsidiaries. The FSCO Retirement Plan is an inactive plan, which provides benefits to eligible employees of the former First Security. All benefits under the FSCO Retirement Plan were frozen effective December 31, 2000.

Under the Cash Balance Plan, eligible employees’ Cash Balance Plan accounts are allocated a compensation credit based on a certain percentage of their certified compensation. The compensation credit percentage is based on age and years of credited service. In addition, participants are allocated at the end of each quarter investment credits on their accumulated balances. Employees become vested in their Cash Balance Plan accounts after completion of five years of vesting service or reaching age 65, if earlier. Pension benefits accrued before the conversion to the Cash Balance Plan are guaranteed. In addition, certain employees are eligible for a special transition benefit comparison.

In 2002, the Company contributed $626 million in total to the Cash Balance Plan and FSCO Retirement Plan. The Company funded the maximum amount deductible under the current Internal Revenue Service regulations. The Company also provides unfunded nonqualified pension plans for certain employees.

The Company sponsors defined contribution retirement plans including the 401(k) Plan and the First Security Incentive Savings Plan and Trust (FSCO 401(k) Plan). Under the 401(k) Plan, eligible employees who have completed one month of service are eligible to contribute up to 25% of their pretax certified compensation, although a lower limit may be applied to certain highly compensated employees in order to maintain the qualified status of the 401(k) Plan. Eligible employees who complete one year of service are eligible for matching company contributions, which are generally a 100% match up to 6% of an employee’s certified compensation. The Company’s matching contributions are generally subject to a four-year vesting schedule.

Under the FSCO 401(k) Plan, eligible employees who were 21 or older with one year of service were eligible to contribute up to 17% of their pretax certified compensation, although a lower limit may be applied to certain employees in order to maintain the qualified status of the FSCO 401(k) Plan. Eligible employees were eligible for matching company contributions, which are generally equal to 50% of the first 6% of an employee’s certified compensation. The Company’s matching contributions were fully vested upon enrollment. The FSCO 401(k) Plan was merged into the Wells Fargo 401(k) Plan effective January 1, 2001.

Expenses for defined contribution retirement plans were $248 million, $206 million and $169 million in 2002, 2001 and 2000, respectively.

The Company provides health care and life insurance benefits for certain retired employees and reserves the right to terminate or amend any of the benefits described above at any time.

In 2002, the Company changed the measurement date of its pension and postretirement health care plans from September 30 to November 30. This change in measurement date has been accounted for as a change in accounting principle and did not have a material cumulative effect on retirement benefit expense for the current or prior periods. The Company believes this method is preferable to the method previously employed.

The change in measurement date was made to allow pension cost measurements and future pension plan funding decisions to be based on information closer to the financial statement date of December 31. Also, the new measurement date is more closely aligned with the timing of the Company’s annual budgeting and planning process.

The following table shows the changes in the benefit obligation and the fair value of plan assets during 2002 and 2001 and the amounts included in the Company’s Consolidated Balance Sheet as of December 31, 2002 and 2001 for the Company’s qualified and nonqualified defined benefit pension and other postretirement benefit plans:

	December 31					,
	2002			2001
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Change in benefit obligation
Benefit obligation at beginning of year	$2,781	$153	$546	$2,502	$154	$578
Service cost	154	20	14	146	15	16
Interest cost	202	12	40	181	10	42
Plan participants’ contributions	—	—	13	—	—	12
Amendments	—	—	—	(36)	(11)	—
Plan mergers	4	—	—	—	—	(10)
Actuarial gain (loss)	109	18	66	175	(10)	(28)
Benefits paid	(195)	(15)	(60)	(187)	(5)	(64)

Benefit obligation at end of year	$3,055	$188	$619	$2,781	$153	$546

Change in plan assets
Fair value of plan assets at beginning of year	$2,761	$—	$226	$3,270	$—	$236
Actual return on plan assets	(117)	—	(10)	(331)	—	(12)
Employer contribution	641	15	44	9	5	54
Plan participants’ contributions	—	—	13	—	—	12
Benefits paid	(195)	(15)	(60)	(187)	(5)	(64)

Fair value of plan assets at end of year	$3,090	$—	$213	$2,761	$—	$226

Funded status	$35	$(188)	$(406)	$(21)	$(154)	$(319)
Employer contributions in December	—	—	7	—	—	—
Unrecognized net actuarial loss (gain)	660	45	66	188	40	(23)
Unrecognized net transition asset	(1)	—	4	1	—	4
Unrecognized prior service cost	(15)	(8)	(11)	(13)	(14)	(12)

Accrued benefit income (cost)	$679	$(151)	$(340)	$155	$(128)	$(350)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$679	$—	$—	$156	$—	$—
Accrued benefit liability	(2)	(151)	(340)	(50)	(147)	(350)
Intangible asset	2	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	49	19	—

Accrued benefit income (cost)	$679	$(151)	$(340)	$155	$(128)	$(350)

The following table sets forth the components of net periodic benefit (income) cost for 2002, 2001 and 2000:

	Year ended December 31								,
	2002			2001			2000
	Pension benefits			Pension benefits			Pension benefits
		Non-	Other		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$154	$20	$14	$146	$15	$16	$142	$12	$16
Interest cost	202	12	40	181	10	42	176	10	43
Expected return on plan assets	(244)	—	(19)	(287)	—	(20)	(249)	—	(18)
Recognized net actuarial loss (gain)(1)	2	7	(7)	(120)	8	(2)	(54)	8	(1)
Amortization of prior service cost	(1)	(1)	(1)	—	—	(1)	2	—	—
Amortization of unrecognized transition asset	(1)	—	—	(1)	—	—	(2)	—	—
Settlement	—	—	—	(1)	—	—	—	4	—

Net periodic benefit (income) cost	$112	$38	$27	$(82)	$33	$35	$15	$34	$40

(1)	Net actuarial loss (gain) is generally amortized over five years.

The weighted-average assumptions used were:

	Year ended December 31					,
	2002		2001		2000
	Pension	Other	Pension	Other	Pension	Other
	benefits (1)	benefits	benefits (1)	benefits	benefits (1)	benefits

Discount rate	7.0%	7.0%	7.5%	7.5%	7.5%	7.5%
Expected return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Rate of compensation increase	4.0%	—%	5.0%	—%	4.5-5.0%	—%

(1)	Includes both qualified and nonqualified pension benefits.

Accounting for postretirement health care plans uses a health care cost trend rate to recognize the effect of expected changes in future health care costs due to medical inflation, utilization changes, technological changes, regulatory requirements and Medicare cost shifting. Average annual increases of 10.5% for HMOs and for all other types of coverage in the per capita cost of covered health care benefits were assumed for 2003. By 2008 and thereafter, rates were assumed at 5.5% for HMOs and for all other types of coverage. Increasing the assumed health care trend by one percentage point in each year would increase the benefit obligation as of December 31, 2002 by $49 million and the aggregate of the interest cost and service cost components of the net periodic benefit cost for 2002 by $4 million. Decreasing the assumed health care trend by one percentage point in each year would decrease the benefit obligation as of December 31, 2002 by $44 million and the aggregate of the interest cost and service cost components of the net periodic benefit cost for 2002 by $4 million.

OTHER EXPENSES

The following table shows expenses which exceeded 1% of total interest income and noninterest income and which are not otherwise shown separately in the financial statements or notes thereto.

	Year ended December 31			,
(in millions)	2002	2001	2000

Outside professional services	$445	$441	$422
Contract services	546	538	562
Outside data processing	350	319	343
Telecommunications	347	355	303
Travel and entertainment	337	286	287
Advertising and promotion	327	276	316

17.

INCOME TAXES

The following is a summary of the components of income tax expense applicable to income before income taxes:

	Year ended December 31			,
(in millions)	2002	2001	2000

Current:
Federal	$2,529	$2,329	$1,446
State and local	273	282	158
Foreign	37	34	46

	2,839	2,645	1,650

Deferred:
Federal	268	(524)	775
State and local	37	(72)	89

	305	(596)	864

Total	$3,144	$2,049	$2,514

The Company’s tax benefit related to the exercise of employee stock options recorded in stockholders’ equity was $73 million, $88 million and $112 million for 2002, 2001 and 2000, respectively.

The Company had a net deferred tax liability of $2,883 million and $2,590 million at December 31, 2002 and 2001, respectively. The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are presented in the following table.

	Year ended December 31		,
(in millions)	2002	2001

Deferred Tax Assets
Allowance for loan losses	$1,451	$1,412
Net tax-deferred expenses	677	907
Other	242	168

Total deferred tax assets	2,370	2,487

Deferred Tax Liabilities
Core deposit intangible	298	338
Leasing	2,145	2,020
Mark to market	296	307
Mortgage servicing	1,612	1,838
FAS 115 adjustment	611	312
FAS 133 adjustment	(17)	162
Other	308	100

Total deferred tax liabilities	5,253	5,077

Net Deferred Tax Liability	$(2,883)	$(2,590)

The Company has determined that a valuation reserve is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized principally through carry back to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income and tax planning strategies. The Company’s conclusion that it is “more likely than not” that the deferred tax assets will be realized is based on federal taxable income in excess of $13 billion in the carry-back period, substantial state taxable income in the carry-back period, as well as a history of growth in earnings and the prospects for continued earnings growth.

The deferred tax liability related to 2002, 2001 or 2000 unrealized gains and losses on securities available for sale along with the deferred tax liability related to derivatives and hedging activities for 2002, had no impact on income tax expense as these gains and losses, net of taxes, were recorded in cumulative other comprehensive income.

The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year ended December 31					,
	2002		2001		2000
(in millions)	Amount	%	Amount	%	Amount	%

Statutory federal income tax expense and rate	$3,100	35.0%	$1,911	35.0%	$2,283	35.0%
Change in tax rate resulting from:
State and local taxes on income, net of federal income tax benefit	201	2.3	137	2.5	161	2.5
Amortization of goodwill not deductible for tax return purposes	—	—	196	3.6	165	2.5
Tax-exempt income	(68)	(.8)	(87)	(1.6)	(76)	(1.2)
Other	(89)	(1.0)	(108)	(2.0)	(19)	(.3)

Effective income tax expense and rate	$3,144	35.5%	$2,049	37.5%	2,514	38.5%

18.

EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Year ended December 31			,
(in millions, except per share amounts)	2002	2001	2000

Net income before effect of change in accounting principle	$5,710	$3,411	$4,012
Less: Preferred stock dividends	4	14	17

Net income applicable to common stock before effect of change in accounting principle (numerator)	5,706	3,397	3,995
Cumulative effect of change in accounting principle (numerator)	(276)	—	—

Net income applicable to common stock (numerator)	$5,430	$3,397	$3,995

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,701.1	1,709.5	1,699.5

Per share before effect of change in accounting principle	$3.35	$1.99	$2.35
Per share effect of change in accounting principle	(.16)	—	—

Per share	$3.19	$1.99	$2.35

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,701.1	1,709.5	1,699.5
Add: Stock options	16.6	16.8	17.7
Restricted share rights	.3	.6	1.2

Diluted average common shares outstanding (denominator)	1,718.0	1,726.9	1,718.4

Per share before effect of change in accounting principle	$3.32	$1.97	$2.32
Per share effect of change in accounting principle	(.16)	—	—

Per share	$3.16	$1.97	$2.32

In 2002, 2001 and 2000, options to purchase 35.9 million, 39.9 million and 28.6 million shares, respectively, were outstanding but not included in the computation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

19.

“ADJUSTED” EARNINGS - FAS 142 TRANSITIONAL DISCLOSURE

Under FAS 142, effective January 1, 2002 amortization of goodwill was discontinued. For comparability, the table below reconciles the Company’s reported earnings to “adjusted” earnings, which exclude goodwill amortization.

	Year ended December 31		,
(in millions, except per share amounts)	2001	2000

NET INCOME
Reported net income	$3,411	$4,012
Goodwill amortization, net of tax	571	496

Adjusted net income	$3,982	$4,508

EARNINGS PER COMMON SHARE
Reported earnings per common share	$1.99	$2.35
Goodwill amortization, net of tax	.34	.29

Adjusted earnings per common share	$2.33	$2.64

DILUTED EARNINGS PER COMMON SHARE
Reported diluted earnings per common share	$1.97	$2.32
Goodwill amortization, net of tax	.33	.29

Adjusted diluted earnings per common share	$2.30	$2.61

20.

OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income and the related tax effect allocated to each component:

	Before
	tax		Net of
(in millions)	amount	Tax effect	tax

2000:
Translation adjustments	$(3)	$(1)	$(2)

Securities available for sale:
Net unrealized losses arising during the year	(232)	(88)	(144)
Reclassification of net gains included in net income	(145)	(55)	(90)

Net unrealized losses arising during the year	(377)	(143)	(234)

Other comprehensive income	$(380)	$(144)	$(236)

2001:
Translation adjustments	$(5)	$(2)	$(3)

Minimum pension liability adjustment	(68)	(26)	(42)

Securities available for sale and other retained interests:
Net unrealized losses arising during the year	(574)	(211)	(363)
Reclassification of net losses included in net income	601	228	373

Net unrealized gains arising during the year	27	17	10

Cumulative effect of the change in accounting principle for derivatives and hedging activities	109	38	71

Derivatives and hedging activities:
Net unrealized gains arising during the year	196	80	116
Reclassification of net losses on cash flow hedges included in net income	120	44	76

Net unrealized gains arising during the year	316	124	192

Other comprehensive income	$379	$151	$228

2002:
Translation adjustments	$1	$—	$1

Minimum pension liability adjustment	68	26	42

Securities available for sale and other retained interests:
Net unrealized gains arising during the year	414	159	255
Reclassification of net losses included in net income	369	140	229

Net unrealized gains arising during the year	783	299	484

Derivatives and hedging activities:
Net unrealized losses arising during the year	(800)	(297)	(503)
Reclassification of net losses on cash flow hedges included in net income	318	118	200

Net unrealized losses arising during the year	(482)	(179)	(303)

Other comprehensive income	$370	$146	$224

The following table presents cumulative other comprehensive income balances:

			Net unrealized	Net unrealized
		Minimum	gains (losses)	gains (losses)	Cumulative
		pension	on securities and	on derivatives	other
	Translation	liability	other retained	and other	comprehensive
(in millions)	adjustments	adjustment	interests	hedging activities	income

Balance, December 31, 1999	$(10)	$—	$770	$—	$760

Net change	(2)	—	(234)	—	(236)

Balance, December 31, 2000	(12)	—	536	—	524

Net change	(3)	(42)	10	263	228

Balance, December 31, 2001	(15)	(42)	546	263	752

Net change	1	42	484	(303)	224

Balance, December 31, 2002	$(14)	$—	$1,030	$(40)	$976

21.

OPERATING SEGMENTS

The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. The Company’s operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated for comparability. Results for 2001 and 2000 have been restated to eliminate goodwill amortization from the operating segments and results for 2001 have been restated to reflect changes in transfer pricing methodology applied in first quarter 2002.

The Community Banking Group offers a complete line of diversified financial products and services to individual consumers and small businesses with annual sales predominantly up to $10 million in which the owner is also the principal financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance and securities brokerage through affiliates. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans for sale to investors and servicing of mortgage loans. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs) and time deposits.

Community Banking provides access to customers through a wide range of channels, which encompass a network of traditional banking stores, banking centers, in-store banking centers, business centers and ATMs. Additionally, 24-hour telephone service is provided by PhoneBankSM centers and the National Business Banking Center. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

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

The Reconciliation Column for 2002 consists of Corporate level equity investment activities and balances. For 2001 and 2000 it includes all amortization of goodwill for 2001 and 2000, the net impact of transfer pricing loan and deposit balances, the cost of external debt, and any residual effects of unallocated systems and other support groups. It also includes the impact of asset/liability strategies the Company has put in place to manage interest rate sensitivity at the consolidated level. For all periods presented it includes unallocated goodwill balances held at the enterprise level.

OPERATING SEGMENTS

(income/expense in millions,
average balances in billions)
				Recon-	Consoli-
	Community	Wholesale	Wells Fargo	ciliation	dated
	Banking	Banking	Financial	Column (3)	Company

2002

Net interest income (1)	$10,372	$2,257	$1,866	$(13)	$14,482
Provision for loan losses	865	278	541	—	1,684
Noninterest income	8,085	2,316	354	12	10,767
Noninterest expense	11,241	2,367	1,099	4	14,711

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	6,351	1,928	580	(5)	8,854
Income tax expense (benefit) (2)	2,235	692	220	(3)	3,144

Net income before effect of change in accounting principle	4,116	1,236	360	(2)	5,710
Cumulative effect of change in accounting principle	—	(98)	(178)	—	(276)

Net income	$4,116	$1,138	$182	$(2)	$5,434

2001

Net interest income (1)	$8,212	$2,164	$1,679	$(79)	$11,976
Provision for loan losses	962	278	487	—	1,727
Noninterest income	6,503	2,117	371	14	9,005
Noninterest expense	9,840	2,300	1,028	626	13,794

Income (loss) before income tax expense (benefit)	3,913	1,703	535	(691)	5,460
Income tax expense (benefit) (2)	1,325	610	201	(87)	2,049

Net income (loss)	2,588	1,093	334	(604)	3,411

2000

Net interest income (1)	$7,060	$1,949	$1,424	$(94)	$10,339
Provision for loan losses	804	151	329	—	1,284
Noninterest income	8,202	1,768	304	86	10,360
Noninterest expense	9,464	1,920	945	560	12,889

Income (loss) before income tax expense (benefit)	4,994	1,646	454	(568)	6,526
Income tax expense (benefit) (2)	1,774	622	168	(50)	2,514

Net income (loss)	$3,220	$1,024	$286	$(518)	$4,012

2002

Average loans	$111	$49	$15	$—	$175
Average assets	228	71	17	6	322
Average core deposits	166	18	—	—	184

2001

Average loans	$94	$50	$13	$—	$157
Average assets	198	66	15	6	285
Average core deposits	152	16	—	—	168

OPERATING SEGMENTS (continued)

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	Taxes vary by geographic concentration of revenue generation. Taxes as presented may differ from the consolidated Company’s effective tax rate as a result of taxable-equivalent adjustments that primarily relate to income on certain loans and securities that is exempt from federal and applicable state income taxes. The offsets for these adjustments are in the reconciliation column.
(3)	For 2002, the reconciling items for revenue (i.e., net interest income plus noninterest income) and net income are Corporate level equity investment activities. For 2001 and 2000, revenue includes Treasury activities of $28 million and $63 million; and unallocated items of $(93) million, and $(71) million, respectively. For 2001 and 2000, net income includes Treasury activities of $15 million and $38 million; and unallocated items of $(619) million and $(556) million, respectively. The material item in the reconciliation column for noninterest expense is amortization of goodwill of $610 million and $530 million for 2001 and 2000, respectively. The material item in the reconciliation column for average assets is unallocated goodwill. Results for 2001 and 2000 have been restated to reclassify goodwill amortization from the three operating segments to the reconciliation column for comparability.

22.

SECURITIZATIONS

The Company routinely originates, securitizes and sells mortgage loans and, from time to time, other financial assets, including student loans, auto receivables and securities, into the secondary market. As a result, the Company typically retains the servicing rights and may retain other beneficial interests from the sales. These securitizations are usually structured without recourse to the Company and without restrictions on the retained interests. The retained interests do not contain significant credit risks.

The Company recognized gains of $100 million from sales of financial assets in securitizations in 2002, compared with $623 million in 2001. Additionally, the Company had the following cash flows with securitization trusts:

	Year ended December 31				,
	2002		2001
		Other		Other
	Mortgage	financial	Mortgage	financial
(in millions)	loans	assets	loans	assets

Sales proceeds from securitizations	$15,718	$102	$16,410	$3,024
Servicing fees	78	16	65	42
Cash flows on other retained interests	146	26	144	112

In the normal course of creating securities to sell to investors, the Company may sponsor the special-purpose entities which hold, for the benefit of the investors, financial instruments that are the source of payment to the investors. Those special-purpose entities are consolidated unless they meet the criteria for a qualifying special-purpose entity in accordance with FASB Statement No. 140 (FAS 140), Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or were not required to be consolidated under then existing accounting guidance.

The key economic assumptions used in determining the fair value of mortgage servicing rights and other retained interests at the date of securitization resulting from securitizations completed in 2002 and 2001 were as follows:

	Mortgage servicing rights		Other retained interests
	2002	2001	2002	2001

Prepayment speed (annual CPR (1))	12.7%	13.4%	16.0%	15.9%
Weighted-average life (in years)	6.8	7.1	6.0	6.1
Discount rates (2)	8.9%	8.9%	14.6%	11.3%

(1)	Constant prepayment rate
(2)	Discount rates and prepayment speeds represent weighted averages for all retained interests resulting from securitizations completed in 2002 and 2001.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights, both purchased and retained, and other retained interests related to residential mortgage loan securitizations to immediate adverse changes in those assumptions are presented in the table below.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the table below, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

($ in millions)	Mortgage servicing rights	Other retained interests

Fair value of retained interests	$4,494	$398
Expected weighted-average life (in years)	2.1	2.0

Prepayment speed assumption (annual CPR)	36.8%	35.8%
Decrease in fair value from 10% adverse change	$255	$39
Decrease in fair value from 25% adverse change	577	83

Discount rate assumption	10.6%	11.9%
Decrease in fair value from 100 basis point adverse change	$78	$6
Decrease in fair value from 200 basis point adverse change	153	13

The following table presents information about the principal balances of managed and securitized loans.

	December 31				,	Year ended December 31		,
			Delinquent
	Total loans (1)		loans (2)			Net charge-offs
(in millions)	2002	2001	2002	2001		2002	2001

Commercial	$47,292	$47,547	$888	$887		$554	$596
Real estate 1-4 family first mortgage	155,733	163,619	412	401		31	34
Other real estate mortgage	31,478	30,241	214	250		14	11
Real estate construction	7,804	7,806	104	192		21	34
Consumer:
Real estate 1-4 family junior lien mortgage	28,147	21,801	68	49		45	28
Credit card	7,455	6,700	131	117		360	381
Other revolving credit and monthly payment	34,330	31,298	377	376		590	638

Total consumer	69,932	59,799	576	542		995	1,047
Lease financing	4,085	4,017	79	163		27	22
Foreign	2,075	1,786	5	9		70	64

Total loans managed and securitized	$318,399	$314,815	$2,278	$2,444		$1,712	$1,808

Less:
Sold or securitized loans	68,102	112,569
Mortgages held for sale	51,154	30,405
Loans held for sale	6,665	4,745

Total loans held	$192,478	$167,096

(1)	Represents loans on the balance sheet or that have been securitized, but excludes securitized loans that the Company continues to service but as to which it has no other continuing involvement.
(2)	Includes nonaccrual loans and loans 90 days past due and still accruing.

The Company believes that it is reasonably possible that it could be a significant or majority variable interest holder in certain special-purpose entities formed to securitize high-yield corporate debt, commercial mortgage-backed and real estate investment trust securities. At inception of these entities, the Company was not required to consolidate them under then existing authoritative accounting guidance. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The aggregate amount of assets in these entities at December 31, 2002 was approximately $1.2 billion and the Company estimates that its maximum exposure to loss as a result of its involvement with these entities to be $45 million, which approximated the book value of the Company’s variable interests in these entities at December 31, 2002.

23.

MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, comprise residential and commercial mortgage originations and servicing.

The following table presents the components of mortgage banking noninterest income:

	Year ended December 31			,
(in millions)	2002	2001	2000

Origination and other closing fees	$1,048	$737	$350
Servicing fees, net of amortization and provision for impairment (1)	(737)	(260)	665
Net gains on securities available for sale	—	134	—
Net gains on sales of mortgage servicing rights	—	—	159
Net gains on mortgage loan originations/sales activities	1,038	705	38
All other	364	355	232

Total mortgage banking noninterest income	$1,713	$1,671	$1,444

(1)	Includes impairment write-downs on other retained interests of $567 million, $27 million and nil for 2002, 2001 and 2000, respectively.

The managed mortgage servicing portfolio totaled $613 billion at December 31, 2002, $525 billion at December 31, 2001 and $468 billion at December 31, 2000, and included loans subserviced for others of $36 billion, $63 billion and $85 billion, respectively.

Net of valuation allowance, mortgage servicing rights totaled $4.5 billion (.92% of the total mortgage servicing portfolio) at December 31, 2002, compared with $6.2 billion (1.54% of the total mortgage servicing portfolio) at December 31, 2001. In 2002, the Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by $1,071 million reflecting the write-down.

The following table summarizes the changes in mortgage servicing rights:

	Year ended December 31		,
(in millions)	2002	2001	2000

Balance, beginning of year	$7,365	$5,609	$4,652
Originations (1)	2,408	1,883	702
Purchases (1)	1,474	962	1,212
Sales	—	—	(58)
Amortization	(1,942)	(914)	(554)
Write-down	(1,071)	—	—
Other (includes changes in mortgage servicing rights due to hedging)	(1,557)	(175)	(345)

Balance before valuation allowance	6,677	7,365	5,609
Less: Valuation allowance	2,188	1,124	—

Balance, end of year	$4,489	$6,241	$5,609

(1)	Based on December 31, 2002 assumptions, the weighted-average amortization period for mortgage servicing rights added during the year was 6.8 years.

Each quarter, the Company evaluates the possible impairment of mortgage servicing rights based on the difference between the carrying amount and current fair value of the mortgage servicing rights, in accordance with FAS 140. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing mortgage servicing rights assets for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. (See Note 1 – Transfer and Servicing of Financial Assets for additional discussion of the Company’s policy for valuation of mortgage servicing rights.)

The following table summarizes the changes in the valuation allowance for mortgage servicing rights:

	December 31		,
(in millions)	2002	2001

Balance, beginning of year	$1,124	$—
Provision for mortgage servicing rights in excess of fair value	2,135	1,124
Write-down of mortgage servicing rights	(1,071)	—

Balance, end of year	$2,188	$1,124

24.

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Wells Fargo Financial, Inc. and its Subsidiaries (WFFI)

On October 22, 2002, the Parent issued a full and unconditional guarantee of all outstanding term debt securities and commercial paper of its wholly owned subsidiary, WFFI. WFFI ceased filing periodic reports under the Securities Exchange Act of 1934 and is no longer a separately rated company. The Parent has also guaranteed all outstanding term debt and commercial paper of Wells Fargo Financial Canada Corporation (WFFC), WFFI’s wholly owned Canadian subsidiary. WFFC expects to continue to issue term debt and commercial paper in Canada, fully guaranteed by the Parent. Presented below are the Condensed Consolidating Financial Statements:

Condensed Consolidating Statement of Income

	December 31, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,561	$—	$—	$(3,561)	$—
Nonbank	234	—	—	(234)	—
Interest from loans	—	2,295	10,750	—	13,045
Interest income from subsidiaries	365	—	—	(365)	—
Other interest income	78	78	5,270	(12)	5,414

Total interest income	4,238	2,373	16,020	(4,172)	18,459

Short-term borrowings	127	96	347	(34)	536
Long-term debt	457	549	571	(173)	1,404
Other interest expense	—	—	2,037	—	2,037

Total interest expense	584	645	2,955	(207)	3,977

NET INTEREST INCOME	3,654	1,728	13,065	(3,965)	14,482
Provision for loan losses	—	556	1,128	—	1,684

Net interest income after provision for loan losses	3,654	1,172	11,937	(3,965)	12,798

NONINTEREST INCOME
Fee income – non-affiliates	—	202	6,156	—	6,358
Other	164	222	4,088	(65)	4,409

Total noninterest income	164	424	10,244	(65)	10,767

NONINTEREST EXPENSE
Salaries and benefits	162	560	6,650	—	7,372
Other	27	466	6,911	(65)	7,339

Total noninterest expense	189	1,026	13,561	(65)	14,711

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,629	570	8,620	(3,965)	8,854
Income tax (benefit) expense	(222)	210	3,156	—	3,144
Equity in undistributed income of subsidiaries	1,602	—	—	(1,602)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,453	360	5,464	(5,567)	5,710
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$5,434	$360	$5,207	$(5,567)	$5,434

Condensed Consolidating Statement of Income

	December 31, 2001
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,360	$—	$—	$(2,360)	$—
Nonbank	218	—	—	(218)	—
Interest from loans	—	2,136	12,438	(597)	13,977
Interest income from subsidiaries	566	—	—	(566)	—
Other interest income	128	79	5,034	(501)	4,740

Total interest income	3,272	2,215	17,472	(4,242)	18,717

Short-term borrowings	305	187	2,063	(1,282)	1,273
Long-term debt	691	498	777	(140)	1,826
Other interest expense	—	—	3,910	(268)	3,642

Total interest expense	996	685	6,750	(1,690)	6,741

NET INTEREST INCOME	2,276	1,530	10,722	(2,552)	11,976
Provision for loan losses	—	526	1,201	—	1,727

Net interest income after provision for loan losses	2,276	1,004	9,521	(2,552)	10,249

NONINTEREST INCOME
Fee income – non-affiliates	2	199	5,506	—	5,707
Other	99	208	5,897	(2,906)	3,298

Total noninterest income	101	407	11,403	(2,906)	9,005

NONINTEREST EXPENSE
Salaries and benefits	(11)	523	5,670	—	6,182
Other	159	465	9,869	(2,881)	7,612

Total noninterest expense	148	988	15,539	(2,881)	13,794

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,229	423	5,385	(2,577)	5,460
Income tax (benefit) expense	(230)	159	2,120	—	2,049
Equity in undistributed income of subsidiaries	952	—	—	(952)	—

NET INCOME	$3,411	$264	$3,265	$(3,529)	$3,411

Condensed Consolidating Statement of Income

	December 31, 2000
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,318	$—	$—	$(2,318)	$—
Nonbank	1,139	—	—	(1,139)	—
Interest from loans	—	1,828	12,548	(456)	13,920
Interest income from subsidiaries	701	—	—	(701)	—
Other interest income	141	78	5,072	(1,012)	4,279

Total interest income	4,299	1,906	17,620	(5,626)	18,199

Short-term borrowings	464	238	2,308	(1,252)	1,758
Long-term debt	739	401	910	(111)	1,939
Other interest expense	—	—	4,420	(257)	4,163

Total interest expense	1,203	639	7,638	(1,620)	7,860

NET INTEREST INCOME	3,096	1,267	9,982	(4,006)	10,339
Provision for loan losses	—	358	926	—	1,284

Net interest income after provision for loan losses	3,096	909	9,056	(4,006)	9,055

NONINTEREST INCOME
Fee income – non-affiliates	3	150	5,009	—	5,162
Other	270	177	7,856	(3,105)	5,198

Total noninterest income	273	327	12,865	(3,105)	10,360

NONINTEREST EXPENSE
Salaries and benefits	19	465	5,003	—	5,487
Other	97	391	9,869	(2,955)	7,402

Total noninterest expense	116	856	14,872	(2,955)	12,889

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,253	380	7,049	(4,156)	6,526
Income tax (benefit) expense	(114)	139	2,489	—	2,514
Equity in undistributed income of subsidiaries	645	—	—	(645)	—

NET INCOME	$4,012	$241	$4,560	$(4,801)	$4,012

Condensed Consolidating Balance Sheet

	December 31, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$2,919	$—	$—	$(2,919)	$—
Other subsidiaries and non-affiliates	241	295	20,488	(30)	20,994
Securities available for sale	1,009	1,527	25,417	(6)	27,947
Mortgages and loans held for sale	—	—	57,819	—	57,819

Loans	2	16,247	176,229	—	192,478
Loans to subsidiaries:
Bank	—	—	—	—	—
Nonbank	15,172	755	—	(15,927)	—
Allowance for loan losses	—	593	3,226	—	3,819

Net loans	15,174	16,409	173,003	(15,927)	188,659

Investments in subsidiaries:
Bank	31,705	—	—	(31,705)	—
Nonbank	4,273	—	—	(4,273)	—
Other assets	2,434	720	50,835	(211)	53,778

Total assets	$57,755	$18,951	$327,562	$(55,071)	$349,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$88	$216,964	$(136)	$216,916
Short-term borrowings	3,550	4,476	29,134	(3,714)	33,446
Accrued expenses and other liabilities	1,297	702	27,055	(10,743)	18,311
Long-term debt	19,947	11,234	19,957	(3,818)	47,320
Indebtedness to subsidiaries	692	—	—	(692)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885
Stockholders’ equity	30,319	2,451	33,517	(35,968)	30,319

Total liabilities and stockholders’ equity	$57,755	$18,951	$327,562	$(55,071)	$349,197

Condensed Consolidating Balance Sheet

	December 31, 2001
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$2,836	$—	$27,570	$(30,406)	$—
Other subsidiaries and non-affiliates	74	255	19,169	—	19,498
Securities available for sale	1,531	1,377	37,705	(305)	40,308
Mortgages and loans held for sale	—	—	35,150	—	35,150

Loans	2	13,439	153,655	—	167,096
Loans to subsidiaries:
Bank	200	—	—	(200)	—
Nonbank	10,439	637	2,945	(14,021)	—
Allowance for loan losses	—	522	3,195	—	3,717

Net loans	10,641	13,554	153,405	(14,221)	163,379

Investments in subsidiaries:
Bank	28,702	—	—	(28,702)	—
Nonbank	4,781	—	—	(4,781)	—
Other assets	2,324	661	54,236	(8,050)	49,171

Total assets	$50,889	$15,847	$327,235	$(86,465)	$307,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$79	$199,257	$(12,070)	$187,266
Short-term borrowings	4,969	4,148	64,507	(35,842)	37,782
Accrued expenses and other liabilities	1,086	663	15,427	(423)	16,753
Long-term debt	14,456	8,846	16,012	(3,219)	36,095
Indebtedness to subsidiaries	1,703	—	—	(1,703)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,500	—	935	—	2,435
Stockholders’ equity	27,175	2,111	31,097	(33,208)	27,175

Total liabilities and stockholders’ equity	$50,889	$15,847	$327,235	$(86,465)	$307,506

Condensed Consolidating Statement of Cash Flows

	December 31, 2002
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$4,366	$956	$(20,780)	$(15,458)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	531	769	10,563	11,863
Proceeds from prepayments and maturities	150	143	9,391	9,684
Purchases	(201)	(1,030)	(6,030)	(7,261)
Net cash (paid for) acquired from acquisitions	(589)	(281)	282	(588)
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(18,992)	(18,992)
Proceeds from sales (including participations) of banking subsidiaries’ loans	—	—	948	948
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,818)	(2,818)
Principal collected on nonbank subsidiaries’ loans	—	10,984	412	11,396
Nonbank subsidiaries’ loans originated	—	(13,996)	(625)	(14,621)
Net advances to nonbank subsidiaries	(2,728)	—	2,728	—
Capital notes and term loans made to subsidiaries	(2,262)	—	2,262	—
Principal collected on notes/loans of subsidiaries’ loans	457	—	(457)	—
Net increase in investment in subsidiaries	507	—	(507)	—
Other, net	—	(179)	(907)	(1,086)

Net cash used by investing activities	(4,135)	(3,590)	(3,750)	(11,475)

Cash flows from financing activities
Net increase in deposits	—	9	25,041	25,050
Net (decrease) increase in short-term borrowings	(2,444)	329	(3,109)	(5,224)
Proceeds from issuance of long-term debt	8,495	4,126	9,090	21,711
Repayment of long-term debt	(3,150)	(1,745)	(6,007)	(10,902)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	578	—	—	578
Redemption of preferred stock	—	—	—	—
Repurchase of common stock	(2,033)	—	—	(2,033)
Payment of cash dividends on preferred and common stock	(1,877)	(45)	45	(1,877)
Other, net	—	—	32	32

Net cash provided by financing activities	19	2,674	25,092	27,785

Net change in cash and due from banks	250	40	562	852
Cash and due from banks at beginning of year	2,910	255	13,803	16,968

Cash and due from banks at end of year	$3,160	$295	$14,365	$17,820

Condensed Consolidating Statement of Cash Flows

	December 31, 2001
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$1,932	$903	$(12,947)	$(10,112)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	626	445	18,515	19,586
Proceeds from prepayments and maturities	85	150	6,495	6,730
Purchases	(462)	(732)	(27,859)	(29,053)
Net cash paid for acquisitions	(370)	(325)	236	(459)
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(11,866)	(11,866)
Proceeds from sales (including participations) of banking subsidiaries’ loans	—	—	2,305	2,305
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,104)	(1,104)
Principal collected on nonbank subsidiaries’ loans	—	9,677	287	9,964
Nonbank subsidiaries’ loans originated	—	(11,395)	(256)	(11,651)
Net advances to nonbank subsidiaries	(722)	—	722	—
Capital notes and term loans made to subsidiaries	(159)	—	159	—
Principal collected on notes/loans made to subsidiaries	1,304	—	(1,304)	—
Net increase in investment in subsidiaries	(609)	—	609	—
Other, net	—	(267)	(2,932)	(3,199)

Net cash used by investing activities	(307)	(2,447)	(15,993)	(18,747)

Cash flows from financing activities:
Net increase in deposits	—	6	17,701	17,707
Net (decrease) increase in short-term borrowings	(331)	445	8,679	8,793
Proceeds from issuance of long-term debt	4,573	2,904	7,181	14,658
Repayment of long-term debt	(3,066)	(1,736)	(5,823)	(10,625)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	1,500	—	—	1,500
Proceeds from issuance of common stock	484	—	—	484
Redemption of preferred stock	(200)	—	—	(200)
Repurchase of common stock	(1,760)	—	—	(1,760)
Payment of cash dividends on preferred and common stock	(1,724)	(125)	125	(1,724)
Other, net	—	130	(114)	16

Net cash (used) provided by financing activities	(524)	1,624	27,749	28,849

Net change in cash and due from banks	1,101	80	(1,191)	(10)
Cash and due from banks at beginning of year	1,809	175	14,994	16,978

Cash and due from banks at end of year	$2,910	$255	$13,803	$16,968

Condensed Consolidating Statement of Cash Flows

	December 31, 2000
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$3,680	$672	$2,485	$6,837

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	739	171	22,714	23,624
Proceeds from prepayments and maturities	112	152	5,983	6,247
Purchases	(1,067)	(331)	(18,372)	(19,770)
Net cash (paid for) acquired from acquisitions	(85)	(493)	1,047	469
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(36,707)	(36,707)
Proceeds from sales (including participations) of banking subsidiaries’ loans	—	—	11,898	11,898
Purchases (including participations) of loans by banking subsidiaries	—	—	(409)	(409)
Principal collected on nonbank subsidiaries’ loans	—	7,571	734	8,305
Nonbank subsidiaries’ loans originated	—	(9,300)	—	(9,300)
Net advances to nonbank subsidiaries	(2,499)	—	2,499	—
Capital notes and term loans made to subsidiaries	(2,007)	—	2,007	—
Principal collected on notes/loans made to subsidiaries	1,487	—	(1,487)	—
Net increase in investment in subsidiaries	(1,719)	—	1,719	—
Other, net	—	6	(6,399)	(6,393)

Net cash used by investing activities	(5,039)	(2,224)	(14,773)	(22,036)

Cash flows from financing activities:
Net increase in deposits	—	—	20,745	20,745
Net (decrease) increase in short-term borrowings	(743)	475	(3,243)	(3,511)
Proceeds from issuance of long-term debt	6,590	2,305	6,649	15,544
Repayment of long-term debt	(4,400)	(1,282)	(4,167)	(9,849)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—	—
Proceeds from issuance of common stock	422	—	—	422
Redemption of preferred stock	—	—	—	—
Repurchase of common stock	(3,235)	—	(3)	(3,238)
Payment of cash dividends on preferred and common stock	(1,586)	(45)	45	(1,586)
Other, net	—	95	(563)	(468)

Net cash (used) provided by financing activities	(2,952)	1,548	19,463	18,059

Net change in cash and due from banks	(4,311)	(4)	7,175	2,860
Cash and due from banks at beginning of year	6,120	179	7,819	14,118

Cash and due from banks at end of year	$1,809	$175	$14,994	$16,978

25.

LEGAL ACTIONS AND OTHER CONTINGENT COMMITMENTS

In the normal course of business, the Company is at all times subject to numerous pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or stockholders’ equity of the Company. The Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and its relationship to the future results of operations are not known.

The Company enters into indemnification agreements in the ordinary course of business under which the Company agrees to hold third parties harmless from any damages, losses and expenses, including out-of-pocket legal and other expenses incurred in connection with any claims made and legal and other proceedings arising from relationships and/or transactions between the indemnified persons and the Company. These relationships and/or transactions include those arising from service as a director or officer of the Company, one of its subsidiaries, or an entity in which the Company or one of its subsidiaries has an interest, underwriting agreements relating to offers and sales of the Company’s securities, acquisition agreements, and various other business transactions or arrangements. Because the extent of the Company’s obligations under such indemnification agreements depends entirely upon the occurrence of future events that may give rise to a claim, the Company is unable to estimate the amount it would be required to pay in connection with any such claim.

The Company has entered into various contingent performance guarantee arrangements with terms ranging from 1 to 30 years. These guarantees have arisen through certain risk participation agreements, lending arrangements or sales of loans. At December 31, 2002, potential payments under these guarantee arrangements were not material to the Company’s financial statements.

26.

REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the FRB and the OCC, respectively. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and each of the subsidiary banks maintain minimum ratios (set forth in the table on the following page) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for loan losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt.

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet and off-balance sheet asset, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivative financial instruments, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivative financial instruments are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. (See Notes 6 and 27 for further discussion of off-balance sheet items.) Effective January 1, 2002, federal banking agencies adopted an amendment to the regulatory capital guidelines regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitization, and other securitized transactions that expose institutions primarily to credit risk. The amendment creates greater differentiation in the capital treatment of residual interests. The capital amounts and classification under the guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Management believes that, as of December 31, 2002, the Company and each of the covered subsidiary banks met all capital adequacy requirements to which they are subject.

Under the FDICIA prompt corrective action provisions applicable to banks, the most recent notification from the OCC categorized each of the covered subsidiary banks as well capitalized. To be categorized as well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. There are no conditions or events since that notification that management believes have changed the risk-based capital category of any of the covered subsidiary banks.

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$31.9	11.44%	>	$22.3	>	8.00%
Wells Fargo Bank, N.A	17.8	11.55	>	12.4	>	8.00		>	$15.4	>	10.00%
Wells Fargo Bank Minnesota, N.A	4.0	13.50	>	2.3	>	8.00		>	2.9	>	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$21.5	7.70%	>	$11.2	>	4.00%
Wells Fargo Bank, N.A	11.4	7.38	>	6.2	>	4.00		>	$9.3	>	6.00%
Wells Fargo Bank Minnesota, N.A	3.7	12.53	>	1.2	>	4.00		>	1.8	>	6.00
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$21.5	6.57%	>	$13.1	>	4.00	%(1)
Wells Fargo Bank, N.A	11.4	6.81	>	6.7	>	4.00	(1)	>	$8.4	>	5.00%
Wells Fargo Bank Minnesota, N.A	3.7	6.66	>	2.2	>	4.00	(1)	>	2.8	>	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

To remain a seller/servicer in good standing, the Company’s mortgage banking affiliate must maintain specified equity levels as required by the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. The equity requirements are generally based on the size of the loan portfolio being serviced for each investor. At December 31, 2002, the equity requirements for these agencies ranged from $1 million to $190 million. The mortgage banking affiliate had agency capital levels in excess of these requirements.

27.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted FAS 133 on January 1, 2001. The effect on 2001 net income from the adoption was an increase of $13 million (after tax). The pretax amount of $22 million was recorded as a component of other noninterest income. In accordance with the transition provisions of FAS 133, the Company recorded a transition adjustment of $71 million, net of tax, (increase in equity) in 2001 in other comprehensive income in a manner similar to a cumulative effect of a change in accounting principle. The transition adjustment was the initial amount necessary to adjust the carrying values of certain derivative instruments (that qualified as cash flow hedges) to fair value to the extent that the related hedge transactions had not yet been recognized.

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate volatility. The Company’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. In a fair value hedging strategy, the effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. In a cash flow hedging strategy, the variability of cash payments due to interest rate fluctuations is managed by the effective use of derivative instruments that are linked to hedged assets and liabilities.

Derivative instruments that the Company uses as part of its interest rate risk management include interest rate swaps and floors, interest rate futures and forward contracts, and options. The Company also offers various derivative contracts, which include interest rate, commodity, equity and foreign exchange contracts to its customers but usually offsets such contracts by purchasing other financial contracts. The customer accommodations are treated as free-standing derivatives. The free-standing derivative instruments also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets.

By using derivative instruments, the Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. If a counterparty fails to perform, credit risk is equal to the fair value gain in a derivative contract. The Company minimizes the credit risk through credit approvals, limits and monitoring procedures. Credit risk related to derivative contracts is considered and, if material, provided for separately. As the Company generally enters into transactions only with counterparties that carry quality credit ratings, losses associated with counterparty nonperformance on derivative contracts have been immaterial. Further, the Company obtains collateral where appropriate to mitigate risk. To the extent the master netting arrangements meet the requirements of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as amended by FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements, amounts are shown net in the balance sheet.

The Company’s derivative activities are monitored by the Corporate Asset/Liability Management Committee. The Company’s Treasury function, which includes asset/liability management, is responsible for implementing various hedging strategies that are developed through its analysis of data from financial models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk management and trading strategies.

Fair Value Hedges

The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. The change in value of these derivative contracts is included in current period earnings in their entirety. The Company evaluates hedge effectiveness excluding the impacts of changes in value associated with volatility and the passage of time (time value), primarily representing the spread between spot and forward rates priced into these derivative contracts. The changes in value of derivatives excluded from the assessment of hedge effectiveness recorded in earnings amounted to a net gain of $1,201 million in 2002 and a net loss of $181 million in 2001. Also, the Company recognized net gains related to ineffectiveness in these hedging relationships in the amount of $1,125 million in 2002 and $702 million in 2001. The gain in 2002 primarily resulted from increased interest rate volatility. The gains were more than offset by higher valuation provision for impairment and amortization expense on mortgage servicing rights and other retained interests, amounting to $4,935 million in 2002 and $2,716 million in 2001. The gain on the derivative contracts, valuation provision for impairment and amortization expense are included in “Servicing fees, net of provision for impairment and amortization” in Note 23.

The Company also enters into interest rate swaps, designated as fair value hedges, to convert certain of its fixed-rate long-term debt to floating-rate debt. The ineffective portion of these fair value hedges was a net gain of $1 million in 2002 and was a net gain of $11 million in 2001, recorded as an offset to interest expense in the statement of income. For long-term debt, all components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

Beginning in 2002, the Company began using derivative contracts to hedge changes in fair value of its commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. The Company originates these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $3 million in 2002, recorded as a component of mortgage banking noninterest income in the statement of income. For the commercial real estate and franchise loan hedges, all components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness.

As of December 31, 2002, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

The Company enters into derivative contracts to convert floating-rate loans to fixed rates and to hedge forecasted sales of its mortgage loans. The Company recognized a net loss of $311 million in 2002, which represents the total ineffectiveness of cash flow hedges, compared with a net loss of $120 million in 2001. The change was primarily due to growth in mortgages held for sale and increased interest rate volatility. Gains and losses on derivative contracts that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, except for time value and volatility of options hedging commercial loans indexed to LIBOR. As of December 31, 2002, all designated cash flow hedges continued to qualify as cash flow hedges.

At December 31, 2002, $125 million of deferred net losses on derivative instruments included in other comprehensive income are expected to be reclassified as earnings during the next twelve months, compared with $110 million of deferred net gains at December 31, 2001. The maximum term for which the Company is hedging its exposure to the variability of future cash flows for all forecasted transactions is two years for hedges converting floating-rate loans to fixed and one year for hedges of forecasted sales of mortgage loans.

Free-Standing Derivative Instruments

The Company enters into various derivative contracts primarily to focus on providing derivative products to customers. To a lesser extent, the Company takes positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivative contracts are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as a component of other noninterest income in the statement of income.

Interest rate lock commitments issued on residential mortgage loans intended to be held for resale are considered free-standing derivative instruments. The interest rate exposure on these commitments is economically hedged with options, futures and forwards. The commitments and free-standing derivative instruments are carried at fair value with changes in fair value recorded as a component of mortgage banking noninterest income in the statement of income.

Derivative instruments utilized by the Company and classified as free-standing instruments include swaps, futures, forwards, floors and caps purchased and written, and options purchased and written.

The following table summarizes the aggregate notional or contractual amounts, credit risk amount and estimated net fair value for the Company’s derivative financial instruments at December 31, 2002 and 2001.

	December 31					,
	2002			2001
	Notional or	Credit	Estimated	Notional or	Credit	Estimated
	contractual	risk	net fair	contractual	risk	net fair
(in millions)	amount	amount (5)	value	amount	amount (5)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts:
Swaps (1)	$24,533	$2,238	$2,180	$27,868	$1,594	$1,559
Futures	16,867	—	—	264	—	—
Floors purchased (1)	500	11	11	500	27	27
Options purchased (1) (2)	90,959	520	520	263,617	286	286
Options written (3)	74,589	—	(236)	235,813	—	(102)
Forwards (1)	116,164	669	156	113,620	290	(263)

CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts:
Swaps (1)	68,164	2,606	1	68,332	1,657	148
Futures	83,351	—	—	22,762	—	—
Floors and caps purchased (1)	29,381	299	299	24,255	440	440
Floors and caps written (3)	30,400	—	(274)	24,309	—	(385)
Options purchased (1)	5,484	108	108	2,435	18	18
Options written (1) (3)	58,846	328	280	23,117	—	(162)
Forwards (1)	51,088	2	(383)	41,837	248	173

Commodity contracts:
Swaps (1)	206	11	1	66	10	1
Floors and caps purchased (1)	168	17	17	104	8	8
Floors and caps written (3)	166	—	(14)	105	—	(8)

Equity contracts:
Options purchased (1)	382	29	29	704	33	33
Options written (3)	389	—	(49)	529	—	(29)

Foreign exchange contracts:
Forwards and spots (1)	14,596	251	30	8,968	227	65
Options purchased (1)	749	20	20	275	18	18
Options written (3)	735	—	(20)	260	—	(17)

Credit contracts:
Swaps (1)(4)	4,735	52	(11)	3,464	13	(2)

(1)	The Company anticipates performance by substantially all of the counterparties for these contracts or the underlying financial instruments.
(2)	At December 31, 2002 and 2001, the purchased option contracts were predominantly options on futures contracts, which are exchange traded, for which the exchange assumes counterparty risk.
(3)	The Company enters into written options to hedge servicing assets and mortgage loan commitments. These options are exercisable by the option holder based on favorable market conditions. At December 31, 2002, the carrying amount of the written options liability was $272 million. Because the Company’s ultimate obligation under a written option is based on future market conditions, the Company is unable to estimate the amount of maximum exposure it has related to written options. As part of its risk management strategy, the Company purchases options to minimize its obligations associated with its written options.
(4)	The Company enters into credit default swaps. At December 31, 2002, the gross carrying amount of the contracts sold was a $52 million liability. The maximum amount the Company would be required to pay under those swaps in which it sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.5 billion. The Company has bought protection of $2.2 billion of notional exposure. Almost all of the protection purchases are exact offsets (i.e., use the same reference obligation and maturity) to the contracts in which the Company is providing protection to a counterparty.
(5)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

28.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions set forth below for the Company’s financial instruments are made solely to comply with the requirements of this Statement and should be read in conjunction with the financial statements and notes in this Form 10-K/A. The carrying amounts in the table on page 138 are recorded in the Consolidated Balance Sheet under the indicated captions.

Fair values are based on estimates or calculations using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the financial instruments and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results. The Company has not included certain material items in its disclosure, such as the value of the long-term relationships with the Company’s deposit, credit card and trust customers, since these intangibles are not financial instruments. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

FINANCIAL ASSETS

SHORT-TERM FINANCIAL ASSETS

Short-term financial assets include cash and due from banks, federal funds sold and securities purchased under resale agreements and due from customers on acceptances. The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

SECURITIES AVAILABLE FOR SALE

Securities available for sale at December 31, 2002 and 2001 are set forth in Note 5.

MORTGAGES HELD FOR SALE

The fair value of mortgages held for sale is based on quoted market prices.

LOANS HELD FOR SALE

The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.

LOANS

The fair valuation calculation process differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate.

The fair value of commercial loans, other real estate mortgage loans and real estate construction loans is calculated by discounting contractual cash flows using discount rates that reflect the Company’s current pricing for loans with similar characteristics and remaining maturity.

For real estate 1-4 family first and junior lien mortgages, fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates, using discount rates based on current industry pricing for loans of similar size, type, remaining maturity and repricing characteristics.

For consumer finance and credit card loans, the portfolio’s yield is equal to the Company’s current pricing and, therefore, the fair value is equal to book value.

For other consumer loans, the fair value is calculated by discounting the contractual cash flows, adjusted for prepayment estimates, based on the current rates offered by the Company for loans with similar characteristics.

Commitments, standby letters of credit and commercial and similar letters of credit not included in the table on page 138 have contractual values of $113.2 billion, $6.3 billion and $719 million, respectively, at December 31, 2002, and $101.3 billion, $5.5 billion and $577 million, respectively, at December 31, 2001. These instruments generate ongoing fees at the Company’s current pricing levels. Of the commitments at December 31, 2002, 41% mature within one year.

TRADING ASSETS

Trading assets, which are carried at fair value, are set forth in Note 7.

NONMARKETABLE EQUITY INVESTMENTS

There are generally restrictions on the sale and/or liquidation of the Company’s nonmarketable equity investments, including federal bank stock. Federal bank stock carrying value approximates fair value. The Company uses all facts and circumstances available to estimate the fair value of its cost method investments. Typical considerations include: access to and need for capital (including recent or projected financing activity), qualitative assessments of the viability of the investee, and prospects for its future.

FINANCIAL LIABILITIES

DEPOSIT LIABILITIES

FAS 107 states that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and market rate and other savings, is equal to the amount payable on demand at the measurement date. Although the FASB’s requirement for these categories is not consistent with the market practice of using prevailing interest rates to value these amounts, the amount included for these deposits in the following table is their carrying value at December 31, 2002 and 2001. The fair value of other time deposits is calculated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for like wholesale deposits with similar remaining maturities.

SHORT-TERM FINANCIAL LIABILITIES

Short-term financial liabilities include federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings. The carrying amount is a reasonable estimate of fair value because of the relatively short period of time between the origination of the instrument and its expected realization.

LONG-TERM DEBT AND GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES

The discounted cash flow method is used to estimate the fair value of the Company’s fixed rate long-term debt and trust preferred securities. Contractual cash flows are discounted using rates currently offered for new notes with similar remaining maturities.

DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative financial instruments at December 31, 2002 and 2001 is set forth in Note 27.

LIMITATIONS

These fair value disclosures are made solely to comply with the requirements of FAS 107. The calculations represent management’s best estimates; however, due to the lack of broad markets and the significant items excluded from this disclosure, the calculations do not represent the underlying value of the Company. The information presented is based on fair value calculations and market quotes as of December 31, 2002 and 2001. These amounts have not been updated since year end; therefore, the valuations may have changed significantly since that point in time.

As discussed above, certain of the Company’s asset and liability financial instruments are short-term, and therefore, the carrying amounts in the Consolidated Balance Sheet approximate fair value. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which fair values have not been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes and other liabilities.

The following table presents a summary of the Company’s financial instruments, as defined by FAS 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, trading assets (Note 7), which are carried at fair value, securities available for sale (Note 5) and derivative financial instruments (Note 27).

	December 31				,
		2002		2001
	Carrying	Estimated	Carrying	Estimated
(in millions)	amount	fair value	amount	fair value

FINANCIAL ASSETS
Mortgages held for sale	$51,154	$51,319	$30,405	$30,405
Loans held for sale	6,665	6,851	4,745	4,828
Loans, net (1)	188,641	190,615	163,366	162,039
Nonmarketable equity investments	4,721	4,872	4,062	4,239

FINANCIAL LIABILITIES
Deposits	$216,916	$217,122	$187,266	$187,520
Long-term debt (2)	47,299	49,771	36,068	37,610
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,885	3,657	2,435	2,830

(1)	Loans are net of deferred fees on loan commitments and standby letters of credit of $18 million and $13 million at December 31, 2002 and 2001, respectively.
(2)	The carrying amount and fair value exclude obligations under capital leases of $21 million and $27 million at December 31, 2002 and 2001, respectively.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Wells Fargo & Company:

We have audited the accompanying consolidated balance sheet of Wells Fargo & Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Fargo & Company and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 9 and 19 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed in Note 2 to the consolidated financial statements, the Company has revised the 2002, 2001, and 2000 consolidated financial statements.

KPMG LLP

San Francisco, California
February 25, 2003 except for Note 2 as
   to which the date is January 15, 2004

QUARTERLY FINANCIAL DATA

CONDENSED CONSOLIDATED STATEMENT OF INCOME – QUARTERLY
(UNAUDITED)

				2002	2001
	Quarter ended				Quarter ended
(in millions, except per share amounts)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

INTEREST INCOME	$4,744	$4,609	$4,530	$4,577	$4,581	$4,698	$4,687	$4,752
INTEREST EXPENSE	959	1,004	988	1,026	1,258	1,615	1,807	2,061

NET INTEREST INCOME	3,785	3,605	3,542	3,551	3,323	3,083	2,880	2,691
Provision for loan losses	426	389	400	469	519	443	414	350

Net interest income after provision for loan losses	3,359	3,216	3,142	3,082	2,804	2,640	2,466	2,341

NONINTEREST INCOME
Service charges on deposit accounts	567	560	547	505	506	470	471	428
Trust and investment fees	480	462	472	461	477	447	437	428
Credit card fees	255	242	223	201	216	203	196	181
Other fees	375	372	326	311	323	303	311	307
Mortgage banking	515	426	412	359	394	369	517	391
Operating leases	252	268	289	306	294	311	329	381
Insurance	231	234	269	263	221	196	210	118
Net gains (losses) on debt securities available for sale	91	121	45	37	151	97	(19)	88
Net (losses) gains from equity investments	(96)	(152)	(58)	(19)	(61)	(58)	(1,556)	138
Other	210	80	142	183	220	256	(22)	335

Total noninterest income	2,880	2,613	2,667	2,607	2,741	2,594	874	2,795

NONINTEREST EXPENSE
Salaries	1,091	1,110	1,106	1,076	1,012	1,020	1,018	977
Incentive compensation	541	446	362	357	411	315	265	204
Employee benefits	287	304	364	329	223	223	236	278
Equipment	317	232	228	236	237	217	217	237
Net occupancy	281	278	274	269	259	240	239	237
Operating leases	184	187	205	226	207	210	218	268
Goodwill	—	—	—	—	158	156	152	144
Core deposit intangibles	38	38	39	41	40	41	41	43
Net losses (gains) on dispositions of premises and equipment	26	—	29	(2)	—	(2)	—	(19)
Other	1,189	999	1,003	1,022	1,114	977	1,087	895

Total noninterest expense	3,954	3,594	3,610	3,554	3,661	3,397	3,473	3,264

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,285	2,235	2,199	2,135	1,884	1,837	(133)	1,872
Income tax expense (benefit)	813	793	781	758	706	676	(43)	710

NET INCOME (LOSS) BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,472	1,442	1,418	1,377	1,178	1,161	(90)	1,162
Cumulative effect of change in accounting principle	—	—	—	(276)	—	—	—	—

NET INCOME (LOSS)	$1,472	$1,442	$1,418	$1,101	$1,178	$1,161	$(90)	$1,162

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$1,471	$1,441	$1,417	$1,100	$1,177	$1,156	$(94)	$1,157

EARNINGS (LOSS) PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings (loss) per common share	$.87	$.85	$.83	$.81	$.69	$.68	$(.06)	$.68

Diluted earnings (loss) per common share	$.86	$.84	$.82	$.80	$.69	$.67	$(.06)	$.67

EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share	$.87	$.85	$.83	$.65	$.69	$.68	$(.06)	$.68

Diluted earnings (loss) per common share	$.86	$.84	$.82	$.64	$.69	$.67	$(.06)	$.67

DIVIDENDS DECLARED PER COMMON SHARE	$.28	$.28	$.28	$.26	$.26	$.26	$.24	$.24

Average common shares outstanding	1,690.4	1,700.7	1,710.4	1,703.0	1,696.7	1,710.6	1,714.9	1,715.9

Diluted average common shares outstanding	1,704.0	1,717.8	1,730.8	1,718.9	1,709.2	1,726.9	1,714.9	1,738.7

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

	Year ended December 31					,
	2002 over 2001			2001 over 2000
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income:

Federal funds sold and securities purchased under resale agreements	$2	$(53)	$(51)	$12	$(60)	$(48)
Debt securities available for sale:
Securities of U.S. Treasury and federal agencies	(22)	(20)	(42)	(84)	11	(73)
Securities of U.S. states and political subdivisions	6	7	13	(8)	—	(8)
Mortgage-backed securities:
Federal agencies	(68)	7	(61)	28	(14)	14
Private collateralized mortgage obligations	42	(27)	15	(57)	18	(39)
Other debt securities	(20)	(2)	(22)	(7)	—	(7)
Mortgages held for sale	1,005	(150)	855	883	(137)	746
Loans held for sale	34	(99)	(65)	(8)	(93)	(101)
Loans:
Commercial	(164)	(568)	(732)	295	(662)	(367)
Real estate 1-4 family first mortgage	640	(216)	424	466	(32)	434
Other real estate mortgage	93	(459)	(366)	145	(234)	(89)
Real estate construction	(12)	(191)	(203)	104	(145)	(41)
Consumer:
Real estate 1-4 family junior lien mortgage	596	(432)	164	310	(260)	50
Credit card	69	(71)	(2)	56	(74)	(18)
Other revolving credit and monthly payment	69	(268)	(199)	191	(148)	43
Lease financing	4	(24)	(20)	(11)	63	52
Foreign	34	(32)	2	(4)	(6)	(10)
Other	101	(44)	57	44	(52)	(8)

Total increase (decrease) in interest income	2,409	(2,642)	(233)	2,355	(1,825)	530

Increase (decrease) in interest expense:

Deposits:
Interest-bearing checking	4	(25)	(21)	(20)	(9)	(29)
Market rate and other savings	241	(1,023)	(782)	415	(526)	(111)
Savings certificates	(250)	(500)	(750)	(14)	(72)	(86)
Other time deposits	152	(66)	86	(160)	(26)	(186)
Deposits in foreign offices	(41)	(126)	(167)	16	(140)	(124)
Short-term borrowings	(22)	(715)	(737)	306	(791)	(485)
Long-term debt	349	(771)	(422)	332	(445)	(113)
Guaranteed preferred beneficial interests in Company’s subordinated debentures	67	(38)	29	31	(16)	15

Total increase (decrease) in interest expense	500	(3,264)	(2,764)	906	(2,025)	(1,119)

Increase in net interest income on a taxable-equivalent basis	$1,909	$622	$2,531	$1,449	$200	$1,649

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2002 and a summary of the major categories of loans outstanding at the end of the last five years.

	December 31, 2002
		Over one year
		through five years		Over five years
			Floating		Floating
			or		or
	One year	Fixed	adjustable	Fixed	adjustable		December 31				,
(in millions)	or less	rate	rate	rate	rate	Total	2001	2000	1999	1998

Selected loan maturities:
Commercial	$16,973	$4,621	$22,759	$996	$1,943	$47,292	$47,547	$50,518	$41,671	$38,218
Real estate 1-4 family first mortgage	736	1,954	247	11,453	29,729	44,119	29,317	19,321	13,586	12,613
Other real estate mortgage	4,677	3,109	7,007	4,487	6,032	25,312	24,808	23,972	20,899	18,033
Real estate construction	3,817	584	2,880	215	308	7,804	7,806	7,715	6,067	4,529
Foreign	325	1,340	29	199	18	1,911	1,598	1,624	1,600	1,528

Total selected loan maturities	$26,528	$11,608	$32,922	$17,350	$38,030	126,438	111,076	103,150	83,823	74,921

Other loan categories:
Consumer:
Real estate 1-4 family junior lien mortgage						28,147	21,801	17,361	12,869	11,135
Credit card						7,455	6,700	6,616	5,805	6,119
Other revolving credit and monthly payment						26,353	23,502	23,974	20,617	19,441

Total consumer						61,955	52,003	47,951	39,291	36,695

Lease financing						4,085	4,017	4,350	3,586	2,930

Total loans						$192,478	$167,096	$155,451	$126,700	$114,546

ALLOWANCE FOR LOAN LOSSES

The ratio of the allowance for loan losses to total nonaccrual loans was 256% and 227% at December 31, 2002 and 2001, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral. Classification of a loan as nonaccrual does not necessarily indicate that the principal of a loan is uncollectible in whole or in part. Consequently, the ratio of the allowance for loan losses to nonaccrual loans, without taking into account numerous additional factors, is not a reliable indicator of the adequacy of the allowance for loan losses. Indicators of the credit quality of the Company’s loan portfolio and the method of determining the allowance for loan losses are discussed below, in “Financial Review — Critical Accounting Policies” and in Notes 1 (Significant Accounting Policies) and 6 (Loans and Allowance for Loan Losses) to Financial Statements.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below provides a breakdown of the allowance for loan losses by loan category.

	December 31					,
(in millions)	2002	2001	2000	1999	1998

Commercial	$865	$882	$798	$655	$664
Real estate 1-4 family first mortgage	104	76	57	64	58
Other real estate mortgage	307	276	220	220	238
Real estate construction	53	86	69	58	62
Consumer:
Real estate 1-4 family junior lien mortgage	62	43	38	28	22
Credit card	386	394	394	349	356
Other revolving credit and monthly payment	597	604	516	400	566

Total consumer	1,045	1,041	948	777	944
Lease financing	75	111	29	39	33
Foreign	86	116	95	62	79

Total allocated	2,535	2,588	2,216	1,875	2,078
Unallocated component of the allowance (1)	1,284	1,129	1,465	1,437	1,196

Total	$3,819	$3,717	$3,681	$3,312	$3,274

	December 31									,
	2002		2001		2000		1999		1998
	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan
	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry
	as %	as %	as %	as %	as %	as %	as %	as %	as %	as %
	of loan	of total	of loan	of total	of loan	of total	of loan	of total	of loan	of total
	catgry	loans	catgry	loans	catgry	loans	catgry	loans	catgry	loans

Commercial	1.83%	24%	1.86%	28%	1.58%	33%	1.57%	33%	1.74%	33%
Real estate 1-4 family first mortgage	.24	23	.26	18	.30	12	.47	11	.46	11
Other real estate mortgage	1.21	13	1.11	15	.92	15	1.05	16	1.32	16
Real estate construction	.68	4	1.10	5	.89	5	.96	5	1.37	4
Consumer:
Real estate 1-4 family junior lien mortgage	.22	15	.20	13	.22	11	.22	10	.20	10
Credit card	5.18	4	5.88	4	5.96	4	6.01	5	5.82	5
Other revolving credit and monthly payment	2.27	14	2.57	14	2.15	16	1.94	16	2.91	17

Total consumer	1.69	33	2.00	31	1.98	31	1.98	31	2.57	32
Lease financing	1.84	2	2.76	2	.67	3	1.09	3	1.13	3
Foreign	4.50	1	7.26	1	5.85	1	3.88	1	5.17	1

Total allocated	1.32	100%	1.55	100%	1.43	100%	1.48	100%	1.81	100%

Unallocated component of the allowance (1)	.66		.67		.94		1.13		1.05

Total	1.98%		2.22%		2.37%		2.61%		2.86%

(1)	This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

See Note 6 (Loans and Allowance for Loan Losses) to Financial Statements for a description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for loan losses.

At December 31, 2002, the allowance for loan losses was $3,819 million, or 1.98% of total loans, compared with $3,717 million, or 2.22%, at December 31, 2001. During 2002, the net provision for loan losses approximated charge-offs. The components of the allowance, allocated and unallocated, are shown in the table above. The allocated component decreased to $2,535 million at December 31, 2002 from $2,588 million at December 31, 2001, while the unallocated increased to $1,284 million at December 31, 2002 from $1,129 million at December 31, 2001. At December 31, 2002, the unallocated portion of the allowance amounted to 34% of the total allowance, compared with 30% at December 31, 2001.

The $53 million decrease in the allocated component of the allowance from 2001 to 2002 was attributable to lower estimated loss rates in the retail lines of business, partially offset by loan portfolio growth and changes in the loan grades and loan factors in the commercial and wholesale lines of business. Changes in allocated loan loss allowances arrived at through this process reflect management’s judgment concerning the effect of trends in borrower performance and recent economic activity on portfolio performance. Without these changes in loss factors and loss rates, the allocated allowance would have increased by approximately $170 million due to loan growth of $25 billion during the year.

The unallocated component of the allowance increased $155 million from 2001 to 2002, primarily due to overall portfolio loan growth, economic uncertainties, and certain industry trends, including continued weakness in several sectors of agricultural lending, a deterioration in used car prices in automobile lending and increased vacancy rates in certain commercial office lending markets. While the allocated component and the total allowance as a percentage of total loans both declined from 2001 to 2002, the unallocated component remained flat, reflecting the uncertain economic environment and its impact on the Company’s processes for estimating credit risk. The reduction in the unallocated portion of the allowance in 2001 compared with 2000 reflects the Company’s on-going effort to integrate its credit risk management processes following the mergers with the former Wells Fargo & Company in 1998 and First Security Corporation in 2000. Prior to the migration to common processes, the Company maintained a portion of the unallocated allowance to mitigate the imprecision and uncertainty inherent in the Company’s diverse processes for estimating credit losses. The integration of credit risk management processes during 2001 increased the reliability of the Company’s loss forecasting process and permitted the Company to reduce its unallocated allowance.

Loan balances increased by 23% and the allocated portion of the allowance increased by 18% between 1999 and 2000. The unallocated portion of the allowance remained essentially flat, continuing to provide coverage for the uncertainties in the Company’s integration process. The Company continued the integration of its credit risk management processes during 2001 and reduced the unallocated portion of the allowance. The allocated portion of the allowance continued to increase in 2001 as loan balances increased and credit performance showed indications of deterioration.

No material changes in estimation methodology for the allowance were made in 2002.

The Company considers the allowance for loan losses of $3,819 million adequate to cover losses inherent in loans, loan commitments, and standby and other letters of credit at December 31, 2002.

The foregoing discussion contains forward-looking statements about the adequacy of the Company’s allowance for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors—many of which are beyond the Company’s control—could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see “Factors That May Affect Future Results” in the “Financial Review” section.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2002, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002.

Internal Control Over Financial Reporting

No change occurred during the fourth quarter of 2002 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Schedules and Exhibits:

(1)	Financial Statement Schedules:

All schedules are omitted, because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(2)	Exhibits:

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. First Security Corporation filed documents under SEC file number 001-6906.

Exhibit
number	Description

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

(d)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

3(f)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(g)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(h)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(i)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(j)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(k)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(m)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(n)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(o)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10*(a)	Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Forms of Award Term Sheet for grants of restricted share rights, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants subsequent to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

*(b)	Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994

*(c)	Wells Fargo Bonus Plan, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*(d)	Performance-Based Compensation Policy, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(e)	1990 Equity Incentive Plan, incorporated by reference to Exhibit 10(f) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1995

*(f)	1982 Equity Incentive Plan, incorporated by reference to Exhibit 10(g) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1993

*(g)	Employees’ Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. Amendment to Employees’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (2) of Exhibit 10(ff) hereto

10*(h)	Deferred Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001

*(i)	1999 Directors Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

*(j)	1990 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997

*(k)	1987 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September 16, 1997, incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

*(l)	First Security Corporation Comprehensive Management Incentive Plan, incorporated by reference to Exhibit 10.1 to First Security Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

*(m)	Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000, filed as paragraph (4) of Exhibit 10(ff) hereto

*(n)	Directors’ Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (5) of Exhibit 10(ff) hereto

*(o)	Directors’ Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000, filed as paragraph (6) of Exhibit 10(ff) hereto

*(p)	Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997

10*(q)	1999 Deferral Plan for Directors, incorporated by reference to Exhibit 10(q) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. Amendment to 1999 Deferral Plan for Directors, effective November 1, 2000, filed as paragraph (7) of Exhibit 10(ff) hereto

*(r)	1999 Directors Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

*(s)	Supplemental 401(k) Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*(t)	Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*(u)	Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long Term Disability Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

*(v)	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(w)	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

*(x)	Amended and Restated Employment Agreement, dated as of October 18, 2000, between the Company and Spencer F. Eccles, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

10*(y)	Agreement between the Company and Mark C. Oman, dated May 7, 1999 and agreement between the Company and one other executive officer, dated October 25, 1999, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(z)	Form of severance agreement between the Company and five executive officers, including Richard M. Kovacevich, Les S. Biller, Mark C. Oman and C. Webb Edwards, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(aa)	Description of Supplemental Retirement Benefit Arrangement for C. Webb Edwards, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*(bb)	Agreement, effective April 15, 2002, between Robert L. Joss and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*(cc)	Description of Relocation Program, incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

*(dd)	Description of Executive Financial Planning Program, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(ee)	Amendments to Employees’ Stock Deferral Plan, Deferred Compensation Plan for Non-Employee Directors, Directors’ Stock Deferral Plan, Directors’ Formula Stock Award Plan, and 1999 Deferral Plan for Directors, incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

(ff)	PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Amendment to PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10*(gg)	Agreement, dated May 29, 2002, between the Company and Les S. Biller, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*(hh)	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(ii)	Non-Qualified Deferred Compensation Plan for Independent Contractors, incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330)

12(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.13, 1.79, 1.81, 2.06 and 1.61 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.96, 2.63, 2.66, 3.28 and 2.51 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.13, 1.79, 1.81, 2.05 and 1.60 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.95, 2.62, 2.64, 3.21 and 2.45 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

18	Preferability letter from KPMG related to change in the measurement date for the Company’s pension and postretirement health care plans from September 30 to November 30, incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

23	Consent of Independent Accountants, filed herewith

24	Powers of Attorney, incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

*     Management contract or compensatory plan or arrangement.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)     The Company filed the following reports on Form 8-K during the fourth quarter of 2002:

(1)	October 15, 2002, under Item 5, containing the Company’s financial results for the quarter ended September 30, 2002

(2)	October 22, 2002, under Item 5, related to the Company’s guarantee of term debt and commercial paper of Wells Fargo Financial, Inc. and commercial paper of Wells Fargo Financial, Inc.’s wholly owned Canadian subsidiary, Wells Fargo Financial Canada Corporation

(3)	December 26, 2002, under Item 7, related to the Company’s issuance of Notes linked to the S&P 500 Index ® due January 4, 2008

(4)	December 30, 2002, under Item 7, related to the Company’s issuance of Notes linked to the Nasdaq-100 Index ® due January 4, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2004.

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

J.A. Blanchard III	Cynthia H. Milligan
Susan E. Engel	Benjamin F. Montoya
Enrique Hernandez, Jr.	Donald B. Rice
Robert L. Joss	Judith M. Runstad
Reatha Clark King	Susan G. Swenson
Richard M. Kovacevich	Michael W. Wright
Richard D. McCormick

By: /s/ PHILIP J. QUIGLEY
Philip J. Quigley Director and Attorney-in-fact January 16, 2004