Form 10-Q/A
period 2003-03-31
WELLS FARGO & CO/MN
filed 2004-01-16
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

TO

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

Yes  ☑   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2003
Common stock, $1-2/3 par value	1,675,110,108

EXPLANATORY NOTE

      Wells Fargo & Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to account for certain automobile leases as operating leases instead of direct financing leases. This amendment reflects the guidance specified in Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, issued in May 2003 by the Emerging Issues Task Force of the Financial Accounting Standards Board. The Company’s implementation of this guidance did not have a material effect on the Company’s results of operations or financial position for any period covered in the Amendment 1. This guidance resulted in auto leases being reclassified from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Refer to Note 2 (Auto Lease Accounting and Reclassifications) to Financial Statements included in this Amendment No. 1 for a summary of the impact of applying the guidance in Topic D-107 on the Company’s current and prior period results of operations and financial condition.

      This Amendment No. 1 on Form 10-Q/A amends:

•	Part I, Item 1(Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect the guidance specified in Topic D-107. In addition, the Company has reclassified other amounts to conform with current financial statement presentation including;

1)	Certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages,

2)	Investment advisory fees from other noninterest income to trust and investment fees on the statement of income, and

3)	In the statement of cash flows, provided separate presentation of mortgage servicing rights impairment;

•	Part I, Item 4 (Controls and Procedures) to comply with changes in SEC regulations which became effective after the original filing date of the report; and

•	Part II, Item 6 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) to revise Exhibits 99(a) and 99(b) to reflect the guidance set forth in Topic D-107, and to comply with changes in SEC regulations which became effective after the original filing date of the report.

This Amendment No. 1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on May 8, 2003. This Amendment No. 1 also does not reflect events that have occurred after the original filing date of the Form 10-Q, except as described above with respect to changes in SEC regulations and does not change the “Factors That May Affect Future Results” discussion in the Form 10-Q. Refer to that section in the Company’s Form 10-Q for the quarter ended September 30, 2003 for a more current discussion of some of the factors that may cause actual results to differ from expectations.

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
FACTORS THAT MAY AFFECT FUTURE RESULTS
CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
Exhibit 99(a)
Exhibit 99(b)

FORM 10-Q/A

PART I — FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter
	ended March 31	,
(in millions, except per share amounts)	2003	2002

	(Revised)	(Revised)

INTEREST INCOME
Securities available for sale	$453	$656
Mortgages held for sale	814	591
Loans held for sale	67	69
Loans	3,332	3,188
Other interest income	62	73

Total interest income	4,728	4,577

INTEREST EXPENSE
Deposits	427	494
Short-term borrowings	95	174
Long-term debt	330	331
Guaranteed preferred beneficial interests in Company’s subordinated debentures	27	27

Total interest expense	879	1,026

NET INTEREST INCOME	3,849	3,551
Provision for loan losses	411	469

Net interest income after provision for loan losses	3,438	3,082

NONINTEREST INCOME
Service charges on deposit accounts	553	505
Trust and investment fees	460	461
Credit card fees	243	201
Other fees	366	311
Mortgage banking	561	359
Operating leases	251	306
Insurance	266	263
Net gains on debt securities available for sale	18	37
Net losses from equity investments	(98)	(19)
Other	213	183

Total noninterest income	2,833	2,607

NONINTEREST EXPENSE
Salaries	1,141	1,076
Incentive compensation	447	357
Employee benefits	419	329
Equipment	269	236
Net occupancy	296	269
Operating leases	187	226
Net gains on dispositions of premises and equipment	(4)	(2)
Other	1,202	1,063

Total noninterest expense	3,957	3,554

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,314	2,135
Income tax expense	822	758

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,492	1,377
Cumulative effect of change in accounting principle	—	(276)

NET INCOME	$1,492	$1,101

NET INCOME APPLICABLE TO COMMON STOCK	$1,491	$1,100

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.89	$.81

Diluted earnings per common share	$.88	$.80

EARNINGS PER COMMON SHARE
Earnings per common share	$.89	$.65

Diluted earnings per common share	$.88	$.64

DIVIDENDS DECLARED PER COMMON SHARE	$.30	$.26

Average common shares outstanding	1,681.5	1,703.0

Diluted average common shares outstanding	1,694.1	1,718.9

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2003	2002	2002

	(Revised)	(Revised)	(Revised)

ASSETS
Cash and due from banks	$16,011	$17,820	$14,559
Federal funds sold and securities purchased under resale agreements	4,982	3,174	2,788
Securities available for sale	26,168	27,947	40,085
Mortgages held for sale	62,610	51,154	26,266
Loans held for sale	7,075	6,665	5,315

Loans	201,822	192,478	173,290
Allowance for loan losses	3,840	3,819	3,793

Net loans	197,982	188,659	169,497

Mortgage servicing rights, net	4,183	4,489	7,138
Premises and equipment, net	3,680	3,688	3,660
Goodwill	9,799	9,753	9,733
Other assets	37,117	35,848	32,403

Total assets	$369,607	$349,197	$311,444

LIABILITIES
Noninterest-bearing deposits	$75,330	$74,094	$60,728
Interest-bearing deposits	160,544	142,822	128,840

Total deposits	235,874	216,916	189,568
Short-term borrowings	33,196	33,446	33,408
Accrued expenses and other liabilities	19,938	18,311	16,458
Long-term debt	46,982	47,320	40,839
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,885	2,885	2,885

STOCKHOLDERS’ EQUITY
Preferred stock	430	251	389
Unearned ESOP shares	(382)	(190)	(338)

Total preferred stock	48	61	51
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,514	9,498	9,472
Retained earnings	20,310	19,355	16,568
Cumulative other comprehensive income	913	976	676
Treasury stock – 61,454,942 shares, 50,474,518 shares and 27,844,043 shares	(2,947)	(2,465)	(1,375)

Total stockholders’ equity	30,732	30,319	28,286

Total liabilities and stockholders’ equity	$369,607	$349,197	$311,444

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

								Cumulative
			Unearned		Additional			other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	stock	income	equity

						(Revised)			(Revised)

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$15,966	$(1,937)	$752	$27,175

Comprehensive income
Net income						1,101			1,101
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $26 million of net gains included in net income								(137)	(137)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $68 million of net losses on cash flow hedges included in net income								61	61

Total comprehensive income									1,025
Common stock issued	4,100,927				22	(54)	175		143
Common stock issued for acquisitions	10,373,249				(5)		458		453
Common stock repurchased	2,781,496						(131)		(131)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			71		(5)				66
Preferred stock (66,611) converted to common shares	1,349,305	(67)			7		60		—
Preferred stock dividends						(1)			(1)
Common stock dividends						(444)			(444)

Net change		171	(184)	—	36	602	562	(76)	1,111

BALANCE MARCH 31, 2002		$389	$(338)	$2,894	$9,472	$16,568	$(1,375)	$676	$28,286

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,355	$(2,465)	$976	$30,319

Comprehensive income
Net income						1,492			1,492
Other comprehensive income, net of tax:
Translation adjustments								8	8
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $8 million of net gains included in net income								(113)	(113)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $23 million of net losses on cash flow hedges included in net income								42	42

Total comprehensive income									1,429
Common stock issued	3,588,368				5	(30)	171		146
Common stock repurchased	16,359,432						(744)		(744)
Preferred stock (260,200) issued to ESOP		260	(279)		19				--
Preferred stock released to ESOP			87		(6)				81
Preferred stock (80,585) converted to common shares	1,790,640	(81)			(2)		83		--
Preferred stock dividends						(1)			(1)
Common stock dividends						(506)			(506)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							8		8

Net change		179	(192)	—	16	955	(482)	(63)	413

BALANCE MARCH 31, 2003		$430	$(382)	$2,894	$9,514	$20,310	$(2,947)	$913	$30,732

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2003	2002

	(Revised)	(Revised)

Cash flows from operating activities:
Net income	$1,492	$1,101
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	411	469
Net provision for mortgage servicing rights in excess of fair value	592	342
Depreciation and amortization	1,250	1,161
Net gains on securities available for sale	(13)	(41)
Net gains on mortgage loan origination/sales activities	(637)	(120)
Net losses (gains) on sales of loans	1	(6)
Net gains on dispositions of premises and equipment	(4)	(2)
Net gains on dispositions of operations	(27)	(3)
Release of preferred shares to ESOP	81	66
Net decrease in trading assets	1,923	—
Deferred income tax expense	28	420
Net increase in accrued interest receivable	(46)	(57)
Net (decrease) increase in accrued interest payable	(9)	3
Originations of mortgages held for sale	(90,520)	(60,314)
Proceeds from sales of mortgages held for sale	77,394	65,286
Principal collected on mortgages held for sale	824	276
Net increase in loans held for sale	(410)	(570)
Other assets, net	(720)	(2,370)
Other accrued expenses and liabilities, net	1,486	(658)

Net cash (used) provided by operating activities	(6,904)	4,983

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	818	2,084
Proceeds from prepayments and maturities	2,713	2,176
Purchases	(2,109)	(3,050)
Net cash paid for acquisitions	(763)	(553)
Net decrease (increase) in banking subsidiaries’ loan originations, net of collections	1,377	(4,160)
Proceeds from sales (including participations) of loans by banking subsidiaries	599	355
Purchases (including participations) of loans by banking subsidiaries	(9,869)	(250)
Principal collected on nonbank entities’ loans	6,804	2,843
Loans originated by nonbank entities	(4,281)	(3,175)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	3
Proceeds from sales of foreclosed assets	74	145
Net increase in federal funds sold and securities purchased under resale agreements	(1,808)	(116)
Net increase in mortgage servicing rights	(868)	(1,426)
Other, net	(1,166)	658

Net cash used by investing activities	(12,131)	(4,466)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,958	(2,013)
Net decrease in short-term borrowings	(250)	(5,261)
Proceeds from issuance of long-term debt	7,364	7,489
Repayment of long-term debt	(7,769)	(3,092)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	—	450
Proceeds from issuance of common stock	137	114
Repurchase of common stock	(744)	(131)
Payment of cash dividends on preferred and common stock	(507)	(445)
Other, net	37	(37)

Net cash provided (used) by financing activities	17,226	(2,926)

Net change in cash and due from banks	(1,809)	(2,409)

Cash and due from banks at beginning of quarter	17,820	16,968

Cash and due from banks at end of quarter	$16,011	$14,559

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$870	$1,029
Income taxes	528	422
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$135	$162
Net transfers between loans and mortgages held for sale	43	1,232

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

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and prevailing practices in the financial services industry. Preparing the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Certain amounts in the financial statements for prior years have been reclassified to conform with the current financial statement presentation, as discussed in Note 2 (Auto Lease Accounting and Reclassifications).

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q/A. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K/A filed on January 16, 2004 (2002 Form 10-K/A).

Descriptions of the significant accounting policies of the Company are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K/A. There have been no significant changes to these policies.

Stock-based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note 15 (Common Stock and Stock Plans) to Financial Statements in the Company’s 2002 Form 10-K/A. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of options was estimated at the grant date using the Black-Scholes option pricing model, which was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly more restrictive than those of traded or other freely transferable options, in management’s opinion, existing valuation models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of stock options.

		Quarter ended March 31		,
(in millions, except per share amounts)		2003	2002

Net income, as reported		$1,492	$1,101
Add:	Stock-based employee compensation expense included in reported net income, net of tax	1	1
Less:	Total stock-based employee compensation expense under the fair value method for all awards, net of tax	46	45

Net income, pro forma		$1,447	$1,057

Earnings per common share
As reported		$.89	$.65
Pro forma		.86	.62
Diluted earnings per common share
As reported		$.88	$.64
Pro forma		.85	.61

2. Auto Lease Accounting and Reclassifications

In May 2003, the Emerging Issues Task Force (EITF) published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarifies accounting guidance for certain lease transactions with residual value guarantees. Based on this new guidance, the Company has determined that certain auto leases previously accounted for as direct financing leases should be recorded as operating leases. This guidance resulted in a reclassification of auto leases from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Previously reported unaudited interim consolidated financial statements and the notes to those financial statements have been presented in conformity with the guidance in Topic D-107. The following tables present certain captions of the statements of income and cash flows for the quarters ended March 31, 2003 and 2002 and certain captions in the Company’s balance sheet at March 31, 2003 and 2002, revised to conform with the guidance in Topic D-107.

	Quarter ended March 31				,
	2003		2002
STATEMENT OF INCOME:	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$3,927	$3,849	$3,655	$3,551
Provision for loan losses	425	411	490	469
Net interest income after provision for loan losses	3,502	3,438	3,165	3,082
Operating lease income	—	251	—	306
Total noninterest income	2,582	2,833	2,301	2,607
Operating lease expense	—	187	—	226
Total noninterest expense	3,770	3,957	3,328	3,554
Income tax expense	822	822	759	758
Net income	1,492	1,492	1,103	1,101

Earnings per share:
Basic	.89	.89	.65	.65
Diluted	.88	.88	.64	.64

Other information:
Net loan charge-offs	425	415	487	471

BALANCE SHEET:	March 31, 2003		March 31, 2002
	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Total loans	$205,954	$201,822	$178,447	$173,290
Allowance for loan losses	3,887	3,840	3,842	3,793
Net loans	202,067	197,982	174,605	169,497
Other assets	33,094	37,117	27,360	32,403
Total assets	369,669	369,607	311,509	311,444

Accrued expenses and other liabilities	19,961	19,938	16,482	16,458
Retained earnings	20,349	20,310	16,609	16,568
Total stockholders’ equity	30,771	30,732	28,327	28,286
Total liabilities and stockholders’ equity	369,669	369,607	311,509	311,444

	Quarter ended March 31				,
	2003		2002
STATEMENT OF CASH FLOWS:	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Net cash (used) provided by operating activities	$(6,901)	$(6,904)	$5,166	$4,983
Net cash used by investing activities	(12,134)	(12,131)	(4,649)	(4,466)

This guidance also resulted in revisions to Notes 8 and 10.

In addition to the matter discussed above, the Company has reclassified other amounts to conform with current financial statement presentation including:

1)	Certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages;

2)	Investment advisory fees from other noninterest income to trust and investment fees on the statement of income; and

3)	In the statement of cash flows, provided separate presentation of mortgage servicing rights impairment.

3. Business Combinations

The Company regularly explores opportunities to acquire financial institutions and related financial services businesses. Generally, the Company does not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

Transactions completed in the three months ended March 31, 2003 include:

(in millions)	Date	Assets

Certain assets of Towle Financial Services/Midwest, Inc., Minneapolis, Minnesota	January 1	$5
Certain assets of Wraith, Scarlett & Randolph Insurance Services, Inc., Woodland, California	January 1	1
Pate Insurance Agency, Homer, Alaska	January 1	1
Certain assets of Montgomery Asset Management, LLC, San Francisco, California	January 18	36
Certain assets of Telmark, LLC, Syracuse, New York	February 28	660

		$703

4. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets are presented in the following table.

	March 31, 2003		March 31, 2002
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$12,306	$5,654	$11,861	$3,257
Core deposit intangibles	2,415	1,584	2,414	1,433
Other	380	261	294	191

Total	$15,101	$7,499	$14,569	$4,881

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $2,469 million at March 31, 2003 and $1,466 million at March 31, 2002. The carrying value of mortgage servicing rights was $4,183 million at March 31, 2003 and $7,138 million at March 31, 2002.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Quarter ended March 31, 2003 (actual)	$803	$37	$6	$846

Nine months ended December 31, 2003 (estimate)	1,871	105	16	1,992

Estimate for year ended December 31,
2004	1,743	131	20	1,894
2005	1,104	120	16	1,240
2006	686	108	13	807
2007	442	99	11	552
2008	286	91	10	387

The projections of amortization expense shown above for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

5. Goodwill

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

6. Preferred Stock

The Company is authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. All preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. No preference shares have been issued under this authorization.

The table below is a summary of the Company’s preferred stock. A detailed description of the Company’s preferred stock is provided in Note 14 (Preferred Stock) to Financial Statements in the Company’s 2002 Form 10-K/A.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2003		2002		2002		2003		2002		2002		Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000		1,460,000		1,460,000		$73		$73		$73		5.50%	10.50%

2003 ESOP Cumulative Convertible (2)	183,143		—		—		183		—		—		8.50	9.50

2002 ESOP Cumulative Convertible (2)	60,521		64,049		174,913		60		64		175		10.50	11.50

2001 ESOP Cumulative Convertible (2)	46,126		46,126		58,426		46		46		58		10.50	11.50

2000 ESOP Cumulative Convertible (2)	34,742		34,742		39,812		35		35		40		11.50	12.50

1999 ESOP Cumulative Convertible (2)	13,222		13,222		15,552		13		13		15		10.30	11.30

1998 ESOP Cumulative Convertible (2)	5,095		5,095		6,145		5		5		6		10.75	11.75

1997 ESOP Cumulative Convertible (2)	5,876		5,876		7,576		6		6		8		9.50	10.50

1996 ESOP Cumulative Convertible (2)	5,407		5,407		7,707		6		6		8		8.50	9.50

1995 ESOP Cumulative Convertible (2)	3,043		3,043		5,543		3		3		5		10.00	10.00

ESOP Cumulative Convertible (2)	—		—		1,002		—		—		1		9.00	9.00

Unearned ESOP shares (3)	—		—		—		(382)		(190)		(338)		—	—

Total	1,817,175		1,637,560		1,776,676		$48		$61		$51

(1)	Liquidation preference $50.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

7. Earnings Per Common Share

The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31	,
(in millions, except per share amounts)	2003	2002

Net income before effect of change in accounting principle	$1,492	$1,377
Less: Preferred stock dividends	1	1

Net income applicable to common stock before effect of change in accounting principle (numerator)	1,491	1,376
Cumulative effect of change in accounting principle (numerator)	—	(276)

Net income applicable to common stock (numerator)	$1,491	$1,100

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,681.5	1,703.0

Per share before effect of change in accounting principle	$.89	$.81
Per share effect of change in accounting principle	—	(.16)

Per share	$.89	$.65

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,681.5	1,703.0
Add: Stock options	12.1	15.6
Restricted share rights	.5	.3

Diluted average common shares outstanding (denominator)	1,694.1	1,718.9

Per share before effect of change in accounting principle	$.88	$.80
Per share effect of change in accounting principle	—	(.16)

Per share	$.88	$.64

At March 31, 2003 and 2002, options to purchase 73.2 million and 38.5 million shares, respectively, were outstanding but not included in the computation of earnings per share. The exercise price was higher than the market price, and the options were therefore antidilutive.

8. Operating Segments

The Company has three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for those lines of business are based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to GAAP. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. The Company’s operating segments are defined by product type and customer segments. Changes in management structure and/or the allocation process may result in changes in allocations, transfers and assignments. In that case, results for prior periods would be (and have been) restated to allow comparability.

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

The following table provides the results for the Company’s three major operating segments.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Reconciliation		Consolidated
average balances in billions)	Banking		Banking		Financial		column (2)		Company
Quarter ended March 31,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (1)	$2,777	$2,547	$551	$566	$523	$441	$(2)	$(3)	$3,849	$3,551
Provision for loan losses	217	255	53	85	141	129	—	—	411	469
Noninterest income	2,109	1,914	652	584	91	91	(19)	18	2,833	2,607
Noninterest expense	3,026	2,689	620	594	308	270	3	1	3,957	3,554

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	1,643	1,517	530	471	165	133	(24)	14	2,314	2,135
Income tax expense (benefit)	585	535	183	169	63	49	(9)	5	822	758

Net income (loss) before effect of change in accounting principle	1,058	982	347	302	102	84	(15)	9	1,492	1,377
Cumulative effect of change in accounting principle	—	—	—	(98)	—	(178)	—	—	—	(276)

Net income (loss)	$1,058	$982	$347	$204	$102	$(94)	$(15)	$9	$1,492	$1,101

Average loans	$128	$103	$49	$50	$18	$14	$—	$—	$195	$167
Average assets	255	222	75	70	19	16	6	6	355	314
Average core deposits	176	160	21	18	—	—	—	—	197	178

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	The reconciling items for revenue (i.e., net interest income plus noninterest income) and net income are Corporate level equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

9.	Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:

	Quarter ended March 31		,
(in millions)	2003	2002

Origination and other closing fees	$276	$220
Servicing fees, net of amortization and provision for impairment (1)	(443)	(73)
Net gains on mortgage loan origination/sales activities	637	120
All other	91	92

Total mortgage banking noninterest income	$561	$359

(1)	Includes impairment write-downs on other retained interests of $39 million and $308 million for the first quarter of 2003 and 2002, respectively.

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

Each quarter, the Company evaluates mortgage servicing rights for possible impairment based on the difference between the carrying amount and current fair value of the mortgage servicing rights, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. (See Note 1 (Summary of Significant Accounting Policies – Transfer and Servicing of Financial Assets) to Financial Statements in the Company’s 2002 Form 10-K/A for additional discussion of the Company’s policy for valuation of mortgage servicing rights.) In first quarter 2003, the Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a $311 million write-down.

The following table summarizes the changes in mortgage servicing rights:

	Quarter ended March 31		,
(in millions)	2003	2002

Balance, beginning of quarter	$6,677	$7,365
Originations (1)	603	662
Purchases (1)	394	402
Amortization	(803)	(370)
Write-down	(311)	—
Other (includes changes in mortgage servicing rights due to hedging)	92	545

Balance before valuation allowance, end of quarter	6,652	8,604
Less: Valuation allowance	2,469	1,466

Balance, end of quarter	$4,183	$7,138

(1)	Based on March 31, 2003 assumptions, the weighted-average amortization period for mortgage servicing rights added during the first quarter of 2003 was 5.1 years.

The following table summarizes the changes in the valuation allowance for mortgage servicing rights:

	Quarter ended March 31		,
(in millions)	2003	2002

Balance, beginning of quarter	$2,188	$1,124
Provision for mortgage servicing rights in excess of fair value	592	342
Write-down of mortgage servicing rights	(311)	—

Balance, end of quarter	$2,469	$1,466

10.	Condensed Consolidating Financial Statements

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

Condensed Consolidating Statement of Income
	Quarter ended March 31, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$993	$—	$—	$(993)	$—
Nonbank	45	—	—	(45)	—
Interest income from loans	2	634	2,696	—	3,332
Interest income from subsidiaries	109	—	—	(109)	—
Other interest income	16	19	1,361	—	1,396

Total interest income	1,165	653	4,057	(1,147)	4,728

Short-term borrowings	23	22	66	(16)	95
Long-term debt	122	146	122	(60)	330
Other interest expense	—	—	454	—	454

Total interest expense	145	168	642	(76)	879

NET INTEREST INCOME	1,020	485	3,415	(1,071)	3,849
Provision for loan losses	—	144	267	—	411

Net interest income after provision for loan losses	1,020	341	3,148	(1,071)	3,438

NONINTEREST INCOME
Fee income – non-affiliates	—	52	1,570	—	1,622
Other	30	49	1,154	(22)	1,211

Total noninterest income	30	101	2,724	(22)	2,833

NONINTEREST EXPENSE
Salaries and benefits	42	165	1,800	—	2,007
Other	10	129	1,822	(11)	1,950

Total noninterest expense	52	294	3,622	(11)	3,957

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	998	148	2,250	(1,082)	2,314
Income tax (benefit) expense	(38)	56	804	—	822
Equity in undistributed income of subsidiaries	456	—	—	(456)	—

NET INCOME	$1,492	$92	$1,446	$(1,538)	$1,492

Condensed Consolidating Statement of Income
	Quarter ended March 31, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$293	$—	$—	$(293)	$—
Nonbank	26	—	—	(26)	—
Interest income from loans	—	539	2,649	—	3,188
Interest income from subsidiaries	87	—	—	(87)	—
Other interest income	24	19	1,346	—	1,389

Total interest income	430	558	3,995	(406)	4,577

Short-term borrowings	39	15	130	(10)	174
Long-term debt	106	128	132	(35)	331
Other interest expense	—	—	521	—	521

Total interest expense	145	143	783	(45)	1,026

NET INTEREST INCOME	285	415	3,212	(361)	3,551
Provision for loan losses	—	140	329	—	469

Net interest income after provision for loan losses	285	275	2,883	(361)	3,082

NONINTEREST INCOME
Fee income – non-affiliates	—	49	1,429	—	1,478
Other	73	50	1,018	(12)	1,129

Total noninterest income	73	99	2,447	(12)	2,607

NONINTEREST EXPENSE
Salaries and benefits	27	140	1,595	—	1,762
Other	7	110	1,681	(6)	1,792

Total noninterest expense	34	250	3,276	(6)	3,554

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	324	124	2,054	(367)	2,135
Income tax (benefit) expense	(44)	45	757	—	758
Equity in undistributed income of subsidiaries	752	—	—	(752)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,120	79	1,297	(1,119)	1,377
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$1,101	$79	$1,040	$(1,119)	$1,101

Condensed Consolidating Balance Sheet
	March 31, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$1,700	$60	$—	$(1,760)	$—
Non-affiliates	279	183	20,531	—	20,993
Securities available for sale	952	1,609	23,613	(6)	26,168
Mortgages and loans held for sale	—	—	69,685	—	69,685

Loans	2	17,918	183,902	—	201,822
Loans to nonbank subsidiaries	18,270	745	—	(19,015)	—
Allowance for loan losses	—	634	3,206	—	3,840

Net loans	18,272	18,029	180,696	(19,015)	197,982

Investments in subsidiaries:
Bank	32,001	—	—	(32,001)	—
Nonbank	4,415	—	—	(4,415)	—
Other assets	3,590	729	51,736	(1,276)	54,779

Total assets	$61,209	$20,610	$346,261	$(58,473)	$369,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$96	$237,545	$(1,767)	$235,874
Short-term borrowings	3,718	4,800	36,409	(11,731)	33,196
Accrued expenses and other liabilities	1,389	880	19,948	(2,279)	19,938
Long-term debt	22,698	12,282	17,958	(5,956)	46,982
Indebtedness to subsidiaries	722	—	—	(722)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885
Stockholders’ equity	30,732	2,552	33,466	(36,018)	30,732

Total liabilities and stockholders’ equity	$61,209	$20,610	$346,261	$(58,473)	$369,607

Condensed Consolidating Balance Sheet
	March 31, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,432	$55	$—	$(4,487)	$—
Non-affiliates	110	166	17,071	—	17,347
Securities available for sale	1,192	1,422	37,476	(5)	40,085
Mortgages and loans held for sale	—	—	31,581	—	31,581

Loans	2	13,966	159,322	—	173,290
Loans to nonbank subsidiaries	10,288	604	—	(10,892)	—
Allowance for loan losses	—	534	3,259	—	3,793

Net loans	10,290	14,036	156,063	(10,892)	169,497

Investments in subsidiaries:
Bank	30,616	—	—	(30,616)	—
Nonbank	4,620	—	—	(4,620)	—
Other assets	3,572	658	50,583	(1,879)	52,934

Total assets	$54,832	$16,337	$292,774	$(52,499)	$311,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$84	$193,975	$(4,491)	$189,568
Short-term borrowings	5,686	4,138	30,063	(6,479)	33,408
Accrued expenses and other liabilities	1,197	696	17,569	(3,004)	16,458
Long-term debt	15,832	9,268	17,542	(1,803)	40,839
Indebtedness to subsidiaries	1,881	—	—	(1,881)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885
Stockholders’ equity	28,286	2,151	32,690	(34,841)	28,286

Total liabilities and stockholders’ equity	$54,832	$16,337	$292,774	$(52,499)	$311,444

Condensed Consolidating Statement of Cash Flows
	Quarter ended March 31, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$48	$404	$(7,356)	$(6,904)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	13	47	758	818
Proceeds from prepayments and maturities	40	52	2,621	2,713
Purchases	—	(175)	(1,934)	(2,109)
Net cash paid for acquisitions	—	(600)	(163)	(763)
Net decrease in banking subsidiaries’ loan originations, net of collections	—	—	1,377	1,377
Proceeds from sales (including participations) of banking subsidiaries’ loans	—	—	599	599
Purchases (including participations) of loans by banking subsidiaries	—	—	(9,869)	(9,869)
Principal collected on nonbank entities’ loans	3,682	2,977	145	6,804
Loans originated by nonbank entities	—	(4,105)	(176)	(4,281)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,224)	—	1,224	—
Capital notes and term loans made to subsidiaries	(1,891)	—	1,891	—
Principal collected on notes/loans made to subsidiaries	17	—	(17)	—
Net increase in investment in subsidiaries	(41)	—	41	—
Other, net	—	62	(3,800)	(3,738)

Net cash used by investing activities	(3,086)	(1,742)	(7,303)	(12,131)

Cash flows from financing activities:
Net increase in deposits	—	8	18,950	18,958
Net increase (decrease) in short-term borrowings	198	324	(772)	(250)
Proceeds from issuance of long-term debt	4,373	1,736	1,255	7,364
Repayment of long-term debt	(1,600)	(782)	(5,387)	(7,769)
Proceeds from issuance of common stock	137	—	—	137
Repurchase of common stock	(744)	—	—	(744)
Payment of cash dividends on preferred and common stock	(507)	—	—	(507)
Other, net	—	—	37	37

Net cash provided by financing activities	1,857	1,286	14,083	17,226

Net change in cash and due from banks	(1,181)	(52)	(576)	(1,809)
Cash and due from banks at beginning of quarter	3,160	295	14,365	17,820

Cash and due from banks at end of quarter	$1,979	$243	$13,789	$16,011

Condensed Consolidating Statement of Cash Flows
	Quarter ended March 31, 2002
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash (used) provided by operating activities	$(704)	$271	$5,416	$4,983

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	255	159	1,670	2,084
Proceeds from prepayments and maturities	30	28	2,118	2,176
Purchases	(24)	(249)	(2,777)	(3,050)
Net cash (paid for) acquired from acquisitions	(455)	(281)	183	(553)
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(4,160)	(4,160)
Proceeds from sales (including participations) of banking subsidiaries’ loans	—	—	355	355
Purchases (including participations) of loans by banking subsidiaries	—	—	(250)	(250)
Principal collected on nonbank entities’ loans	—	2,697	146	2,843
Loans originated by nonbank entities	—	(3,070)	(105)	(3,175)
Net advances to nonbank entities	137	—	(137)	—
Principal collected on notes/loans made to subsidiaries	214	—	(214)	—
Net increase in investment in subsidiaries	(79)	—	79	—
Other, net	—	64	(800)	(736)

Net cash provided (used) by investing activities	78	(652)	(3,892)	(4,466)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	6	(2,019)	(2,013)
Net increase (decrease) in short-term borrowings	895	(10)	(6,146)	(5,261)
Proceeds from issuance of long-term debt	1,500	900	5,089	7,489
Repayment of long-term debt	(125)	(524)	(2,443)	(3,092)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	114	—	—	114
Repurchase of common stock	(131)	—	—	(131)
Payment of cash dividends on preferred and common stock	(445)	(25)	25	(445)
Other, net	—	—	(37)	(37)

Net cash provided (used) by financing activities	2,258	347	(5,531)	(2,926)

Net change in cash and due from banks	1,632	(34)	(4,007)	(2,409)
Cash and due from banks at beginning of quarter	2,910	255	13,803	16,968

Cash and due from banks at end of quarter	$4,542	$221	$9,796	$14,559

11. Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 describes the disclosures to be made by a guarantor about obligations under certain guarantees the guarantor has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Significant guarantees that the Company provides to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

The Company issues standby letters of credit on behalf of customers in connection with contracts between the customers and third parties whereby the Company assures that the third parties will receive specified funds if customers fail to meet their contractual obligations. Standby letters of credit totaled $7.1 billion at March 31, 2003. Certain of these standby letters of credit back financial instruments and are considered financial guarantees. The Company had issued or purchased participations in these financial guarantees of approximately $3.6 billion at March 31, 2003. Substantially all fees received from the issuance of standby letters of credit are deferred and, at March 31, 2003, were immaterial to the Company’s financial statements.

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

The Company enters into written options with its customers and to hedge the Company’s servicing assets and mortgage loan commitments. These options are exercisable by the option holder based on favorable market conditions. Additionally, the Company enters into written floors and caps with its customers. Periodic settlements can occur with customers based on market conditions. At March 31, 2003, the gross carrying amount of the written options liability was $202 million and the written floors and caps liability was $252 million. Because the Company’s ultimate obligation under written options, floors and caps is based on future market conditions, the Company is unable to estimate the amount of maximum exposure it has related to written options, floors and caps. As part of its risk management strategy, the Company purchases offsetting positions to minimize its obligations associated with its written options, floors and caps.

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

12. Derivative Instruments and Hedging Activities

Fair Value Hedges
The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. Changes in options valuations caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the overall evaluation of hedge effectiveness, but are still reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $348 million in the first quarter of 2003 and $275 million in the same period of 2002. Also, the Company recognized a net gain from ineffectiveness in these hedging relationships of $202 million in the first quarter of 2003 and $297 million in the first quarter of 2002. The gains were more than offset by higher valuation provision for impairment and amortization expense on mortgage servicing rights and other retained interests of $1,482 million in the first quarter of 2003 and $1,107 million in the first quarter of 2002. The total gains on the mortgage-related derivative contracts, amortization expense and valuation provision for impairment are included in mortgage banking noninterest income. (See Note 9 (Mortgage Banking Activities).)

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

Derivative Financial Instruments – Summary Information

The following table summarizes the credit risk amount and estimated net fair value for the Company’s derivative financial instruments.

	March 31, 2003		December 31, 2002
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$2,795	$2,456	$3,438	$2,631

CUSTOMER ACCOMMODATIONS AND TRADING (1)
Interest rate contracts	3,190	259	3,343	31
Commodity contracts	45	(6)	28	4
Equity contracts	52	13	29	(20)
Foreign exchange contracts	272	41	271	30
Credit contracts	44	(13)	52	(11)

(1)	The Company anticipates that substantially all of the counterparties will perform in accordance with these contracts or the underlying financial instruments.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Mar. 31, 2003 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions, except per share amounts)	2003	2002	2002	2002	2002

For the Period

Before effect of change in accounting principle (1)
Net income	$1,492	$1,472	$1,377	1%	8%
Diluted earnings per common share	.88	.86	.80	2	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.70%	1.72%	1.78%	(1)	(4)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.80	19.44	20.01	2	(1)

After effect of change in accounting principle
Net income	$1,492	$1,472	$1,101	1	36
Diluted earnings per common share	.88	.86	.64	2	38

Profitability ratios (annualized)
ROA	1.70%	1.72%	1.42%	(1)	20
ROE	19.80	19.44	16.00	2	24
Efficiency ratio (2)	59.2	59.3	57.7	—	3
Total revenue	$6,682	$6,665	$6,158	—	9

Dividends declared per common share	.30	.28	.26	7	15

Average common shares outstanding	1,681.5	1,690.4	1,703.0	(1)	(1)
Diluted average common shares outstanding	1,694.1	1,704.0	1,718.9	(1)	(1)

Average loans	$195,057	$179,515	$166,830	9	17
Average assets	355,108	340,193	314,273	4	13
Average core deposits	196,802	194,850	177,646	1	11

Net interest margin	5.27%	5.41%	5.63%	(3)	(6)

At Period End
Securities available for sale	$26,168	$27,947	$40,085	(6)	(35)
Loans	201,822	192,478	173,290	5	16
Allowance for loan losses	3,840	3,819	3,793	1	1
Goodwill	9,799	9,753	9,733	—	1
Assets	369,607	349,197	311,444	6	19
Core deposits	203,185	198,234	181,659	2	12
Common stockholders’ equity	30,684	30,258	28,235	1	9
Stockholders’ equity	30,732	30,319	28,286	1	9
Tier 1 capital (3)	21,951	21,473	19,612	2	12
Total capital (3)	32,577	31,910	28,419	2	15

Capital ratios
Common stockholders’ equity to assets	8.30%	8.67%	9.07%	(4)	(8)
Stockholders’ equity to assets	8.31	8.68	9.08	(4)	(8)
Risk-based capital (3)
Tier 1 capital	7.37	7.70	7.74	(4)	(5)
Total capital	10.94	11.44	11.21	(4)	(2)
Tier 1 leverage (3)	6.42	6.57	6.49	(2)	(1)

Book value per common share	$18.32	$17.95	$16.53	2	11

Staff (active, full-time equivalent)	131,600	127,500	123,200	3	7

Common Stock Price
High	$49.13	$51.60	$50.75	(5)	(3)
Low	43.27	43.30	42.90	—	1
Period end	44.99	46.87	49.40	(4)	(9)

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.
(2)	The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(3)	See the Regulatory and Agency Capital Requirements section for additional information.

This report on Form 10-Q/A for the quarter ended March 31, 2003, including Item 1( Financial Statements) and Item 2 (Management Discussion and Analysis of Financial Condition and Results of Operations) of Part I, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $370 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, commercial businesses and financial institutions in all 50 states of the U.S. and in other countries. It ranked fourth in assets and third in market capitalization among U.S. bank holding companies at March 31, 2003. In this Form 10-Q/A, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

Certain amounts in the Financial Review for prior quarters have been reclassified to conform with the current financial statement presentation.

Net income for the first quarter of 2003 increased 8% to $1.49 billion, from $1.38 billion before the effect of an accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first quarter of 2002. On the same basis, diluted earnings per common share for the first quarter of 2003 were $.88, compared with $.80 for the first quarter of 2002, up 10%. On the same basis, return on average assets (ROA) and return on average common equity (ROE) for the first quarter of 2003 were 1.70% and 19.80%, respectively, compared with 1.78% and 20.01%, respectively, for the first quarter of 2002.

Net income for the first quarter of 2003 was $1.49 billion, compared with $1.10 billion for the first quarter of 2002. Diluted earnings per common share for the first quarter of 2003 were $.88, compared with $.64 for the first quarter of 2002. ROA was 1.70% and ROE was 19.80% for the first quarter of 2003, compared with 1.42% and 16.00%, respectively, for the first quarter of 2002.

Net interest income on a taxable-equivalent basis was $3.87 billion for the first quarter of 2003, compared with $3.58 billion for the first quarter of 2002, up 8%. The Company’s net interest margin was 5.27% for the first quarter of 2003, compared with 5.63% for the first quarter of 2002.

Noninterest income was $2.83 billion for the first quarter of 2003, compared with $2.61 billion for the first quarter of 2002.

Revenue, the sum of net interest income and noninterest income, increased 9% to $6.68 billion in the first quarter of 2003 from $6.16 billion in the first quarter of 2002.

Noninterest expense totaled $3.96 billion for the first quarter of 2003, compared with $3.55 billion for the first quarter of 2002, an increase of 11%.

During the first quarter of 2003, net charge-offs were $415 million, or .86% of average total loans (annualized), compared with $471 million, or 1.14%, during the first quarter of 2002. The provision for loan losses was $411 million in the first quarter of 2003, compared with $469 million in the first quarter of 2002. The allowance for loan losses was $3.84 billion, or 1.90% of total loans, at March 31, 2003, compared with $3.82 billion, or 1.98%, at December 31, 2002 and $3.79 billion, or 2.19%, at March 31, 2002.

At March 31, 2003, total nonaccrual loans were $1.56 billion, or .8% of total loans, compared with $1.49 billion, or .8%, at December 31, 2002 and $1.62 billion, or .9%, at March 31, 2002. Foreclosed assets were $193 million at March 31, 2003, compared with $195 million at December 31, 2002 and $177 million at March 31, 2002.

The ratio of common stockholders’ equity to total assets was 8.30% at March 31, 2003, compared with 8.67% at December 31, 2002 and 9.07% at March 31, 2002. The Company’s total risk-based capital (RBC) ratio at March 31, 2003 was 10.94% and its Tier 1 RBC ratio was 7.37%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at March 31, 2002 were 11.21% and 7.74%, respectively. The Company’s Tier 1 leverage ratios were 6.42% and 6.49% at March 31, 2003 and March 31, 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. On February 1, 2003, the Company adopted the recognition and measurement provisions of FIN 46 for variable interest entities (VIEs) formed after January 31, 2003, and, on December 31, 2003, for all existing VIEs. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. The Company, in consultation with the Audit and Examination Committee of the Board of Directors, has reviewed and approved these critical accounting policies, which are further described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in the Company’s 2002 Form 10-K/A.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable-equivalent basis increased to $3.87 billion in first quarter 2003 from $3.58 billion in first quarter 2002, an increase of 8%. The increase was primarily due to strong growth in mortgages held for sale and loans. In addition, lower funding costs were also a significant factor, due in large part to lower rates on interest-bearing deposits and short- and long-term borrowings. These factors were partially offset by a decline in investment portfolio income following the sale and prepayment of mortgage-backed securities.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.27% in first quarter 2003 from 5.63% in first quarter 2002. During the past several quarters, the Company has shortened the duration of its investment portfolio through sales and prepayments of long-term mortgage-backed securities. While this has had a modest adverse impact on net interest margin, it will provide flexibility to add securities in the event that interest rates rise and mortgages held for sale begin to decline.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 35.

Earning assets increased $40.1 billion due to increases in average loans and mortgages held for sale, offset by a decrease in debt securities available for sale. Loans averaged $195.1 billion in the first quarter of 2003, compared with $166.8 billion in the first quarter of 2002. Average mortgages held for sale increased to $58.4 billion from $37.1 billion due to increased originations, including refinancing activity. Debt securities available for sale averaged $26.1 billion during the first quarter of 2003 and $39.2 billion in the first quarter of 2002.

An important contributor to the growth in net interest income and net interest margin was an 11% increase in core deposits, the Company’s low-cost source of funding. Average core deposits were $196.8 billion and $177.6 billion and funded 55.4% and 56.5% of the Company’s average total assets in the first quarter of 2003 and 2002, respectively. While savings certificates of deposit declined on average to $22.0 billion in first quarter 2003 from $25.7 billion in first quarter 2002, noninterest-bearing checking accounts and other core deposit categories increased on average from $151.9 billion in first quarter 2002 to $174.8 billion in first quarter 2003 reflecting a combination of growth in mortgage escrow deposits, resulting from higher origination volume, and growth in primary account relationships. Total average interest-bearing deposits increased to $152.1 billion in first quarter 2003 from $129.6 billion in the first quarter of 2002. For the same periods, total average noninterest-bearing deposits increased to $71.6 billion from $59.5 billion.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31						,
	2003			2002
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$3,101	1.32%	$10	$2,391	1.88%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,294	5.31	16	2,044	5.85	29
Securities of U.S. states and political subdivisions	2,040	8.76	42	2,080	8.31	41
Mortgage-backed securities:
Federal agencies	17,709	7.82	321	29,146	7.09	504
Private collateralized mortgage obligations	2,025	7.27	35	2,692	6.91	46

Total mortgage-backed securities	19,734	7.76	356	31,838	7.08	550
Other debt securities (4)	3,013	7.56	56	3,198	7.69	58

Total debt securities available for sale (4)	26,081	7.69	470	39,160	7.13	678
Mortgages held for sale (3)	58,422	5.57	814	37,149	6.34	591
Loans held for sale (3)	7,002	3.88	67	5,084	5.51	69
Loans:
Commercial	47,007	6.26	727	46,667	7.04	810
Real estate 1-4 family first mortgage	45,193	5.96	671	28,773	7.09	509
Other real estate mortgage	25,385	5.68	357	25,286	6.40	400
Real estate construction	7,908	5.27	103	8,032	5.73	113
Consumer:
Real estate 1-4 family junior lien mortgage	28,596	6.19	436	22,306	7.29	402
Credit card	7,400	12.44	230	6,572	12.24	202
Other revolving credit and monthly payment	27,383	9.69	656	23,548	10.49	611

Total consumer	63,379	8.43	1,322	52,426	9.35	1,215
Lease financing	4,234	6.15	64	4,063	6.48	66
Foreign	1,951	18.60	91	1,583	19.76	78

Total loans (5)	195,057	6.90	3,335	166,830	7.72	3,191
Other	7,115	2.92	52	6,104	4.17	62

Total earning assets	$296,778	6.48	4,748	$256,718	7.25	4,602

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,406	.36	2	$2,399	.83	5
Market rate and other savings	100,816	.75	187	90,091	.95	211
Savings certificates	22,004	2.76	150	25,700	3.58	227
Other time deposits	20,531	1.36	69	4,691	2.04	24
Deposits in foreign offices	6,337	1.22	19	6,712	1.65	27

Total interest-bearing deposits	152,094	1.14	427	129,593	1.54	494
Short-term borrowings	31,473	1.22	95	41,627	1.69	174
Long-term debt	46,662	2.84	330	37,661	3.53	331
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,885	3.83	27	2,460	4.52	27

Total interest-bearing liabilities	233,114	1.52	879	211,341	1.96	1,026
Portion of noninterest-bearing funding sources	63,664	—	—	45,377	—	—

Total funding sources	$296,778	1.21	879	$256,718	1.62	1,026

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.27%	$3,869		5.63%	$3,576

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,691			$14,559
Goodwill	9,789			9,732
Other	34,850			33,264

Total noninterest-earning assets	$58,330			$57,555

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$71,576			$59,456
Other liabilities	19,810			15,525
Preferred stockholders’ equity	60			61
Common stockholders’ equity	30,548			27,890
Noninterest-bearing funding sources used to fund earning assets	(63,664)			(45,377)

Net noninterest-bearing funding sources	$58,330			$57,555

TOTAL ASSETS	$355,108			$314,273

(1)	The average prime rate of the Company was 4.25% and 4.75% for the quarters ended March 31, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.33% and 1.91% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for both quarters presented.

NONINTEREST INCOME

	Quarter
	ended March 31	,	%
(in millions)	2003	2002	Change

Service charges on deposit accounts	$553	$505	10%
Trust and investment fees:
Trust, investment and IRA fees	324	336	(4)
Commissions and all other fees	136	125	9

Total trust and investment fees	460	461	—

Credit card fees	243	201	21

Other fees:
Cash network fees	42	48	(13)
Charges and fees on loans	180	133	35
All other	144	130	11

Total other fees	366	311	18

Mortgage banking:
Origination and other closing fees	276	220	25
Servicing fees, net of amortization and provision for impairment	(443)	(73)	507
Net gains on mortgage loan origination/sales activities	637	120	431
All other	91	92	(1)

Total mortgage banking	561	359	56

Operating leases	251	306	(18)
Insurance	266	263	1
Net gains on debt securities available for sale	18	37	(51)
Net losses from equity investments	(98)	(19)	416
Net (losses) gains on sales of loans	(1)	6	—
Net gains on dispositions of operations	27	3	800
All other	187	174	7

Total	$2,833	$2,607	9%

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

During first quarter 2003, the Company recognized a direct write-down of the mortgage servicing asset of $311 million. See “Financial Review – Critical Accounting Policies – Mortgage Servicing Rights Valuation” in the Company’s 2002 Form 10-K/A for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary. Key assumptions, including the sensitivity of those assumptions, used to determine the value of MSRs are disclosed in Notes 1 and 22 (Securitizations) to Financial Statements in the Company’s 2002 Form 10-K/A.

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

NONINTEREST EXPENSE

	Quarter
	ended March 31		,	%
(in millions)	2003	2002		Change

Salaries	$1,141	$1,076		6%
Incentive compensation	447	357		25
Employee benefits	419	329		27
Equipment	269	236		14
Net occupancy	296	269		10
Operating leases	187	226		(17)
Net gains on dispositions of premises and equipment	(4)	(2)		100
Outside professional services	112	99		13
Contract services	155	117		32
Outside data processing	98	84		17
Telecommunications	78	92		(15)
Travel and entertainment	85	75		13
Advertising and promotion	81	65		25
Postage	84	65		29
Stationery and supplies	54	57		(5)
Insurance	50	52		(4)
Operating losses	57	45		27
Security	42	40		5
Core deposit intangibles	37	41		(10)
All other	269	231		16

Total	$3,957	$3,554		11%

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

OPERATING SEGMENT RESULTS

Community Banking’s net income was $1,058 million in the first quarter, compared with $982 million for the same period in 2002, an increase of 8%. Net interest income increased by $230 million, or 9%, compared with first quarter 2002. The increase was primarily due to growth in consumer loans, mortgages held for sale and deposits. The provision for loan losses decreased by $38 million from 2002 due to the improved credit environment. Noninterest income was up $195 million in first quarter 2003 compared with 2002, primarily due to increased mortgage related business as well as service charges, credit card fees and other fees. Noninterest expense increased by $337 million over 2002 primarily due to increased mortgage originations.

Wholesale Banking’s net income was $347 million in the first quarter of 2003, compared with $302 million before the effect of change in accounting principle in the first quarter of 2002. Net interest income decreased to $551 million from $566 million in the first quarter of 2002. Average outstanding loan balances were $49 billion in the first quarter of 2003, down 2% from $50 billion in the first quarter of 2002. Deposit balances grew to $21 billion in the first quarter of 2003 from $18 billion in the first quarter of 2002, an increase of 17%. Noninterest income increased to $652 million in 2003 from $584 million in 2002 due to higher income from asset-based lending, gains from commercial mortgage sales and securitizations, insurance and institutional brokerage. Noninterest expense was $620 million in the first quarter of 2003 and $594 million for the same period in 2002. The provision for loan losses decreased by $32 million to $53 million for the first quarter of 2003 compared with the first quarter of 2002.

Wells Fargo Financial’s net income was $102 million in the first quarter of 2003, compared with $84 million before the effect of change in accounting principle in the first quarter of 2002, an increase of 21%. Net interest income increased $82 million, or 19%, due to lower funding costs combined with growth in average loans. The provision for loan losses increased $12 million, or 9%, due to the growth in average loans.

BALANCE SHEET ANALYSIS

SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major components of securities available for sale carried at fair value. There were no securities classified as held to maturity at the end of the periods presented.

	Mar. 31		,	Dec. 31		,	Mar. 31		,
	2003			2002			2002
		Estimated			Estimated			Estimated
		fair			fair			fair
(in millions)	Cost	value		Cost	value		Cost	value

Securities of U.S. Treasury and federal agencies	$1,138	$1,195		$1,315	$1,381		$1,856	$1,900
Securities of U.S. states and political subdivisions	2,192	2,330		2,232	2,382		2,391	2,454
Mortgage-backed securities:
Federal agencies	15,994	17,154		17,766	19,090		29,161	29,578
Private collateralized mortgage obligations (1)	2,205	2,297		1,775	1,880		2,817	2,824

Total mortgage-backed securities	18,199	19,451		19,541	20,970		31,978	32,402
Other	2,584	2,667		2,608	2,658		2,558	2,588

Total debt securities	24,113	25,643		25,696	27,391		38,783	39,344
Marketable equity securities	569	525		598	556		684	741

Total	$24,682	$26,168		$26,294	$27,947		$39,467	$40,085

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

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

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Estimated unrealized gross gains	$1,672		$1,851		$1,020
Estimated unrealized gross losses	(186)		(198)		(402)

Estimated unrealized net gains	$1,486		$1,653		$618

The following table provides the components of the realized net gains on the sales of securities from the securities available for sale portfolio, including those related to marketable equity securities.

	Quarter
	ended March 31		,
(in millions)	2003	2002

Realized gross gains	$40	$177
Realized gross losses (1)	(27)	(136)

Realized net gains	$13	$41

(1)	Includes other-than-temporary impairment of $20 million and $50 million for the quarter ended March 31, 2003 and 2002, respectively.

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

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2003	$19.5	$1.3	4 yrs., 7 mos.

At March 31, 2003, assuming a 200 basis point:
Increase in interest rates	17.5	(.7)	8 yrs., 9 mos.
Decrease in interest rates	19.9	1.7	1 yr., 8 mos.

LOAN PORTFOLIO

							% Change
							Mar. 31, 2003 from
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31 ,	Mar. 31 ,
(in millions)	2003		2002		2002		2002	2002

Commercial (1)	$48,147		$47,292		$47,388		2%	2%
Real estate 1-4 family first mortgage	48,337		44,119		33,169		10	46
Other real estate mortgage (2)	25,629		25,312		25,555		1	—
Real estate construction	8,032		7,804		7,999		3	—
Consumer:
Real estate 1-4 family junior lien mortgage	29,329		28,147		23,043		4	27
Credit card	7,359		7,455		6,497		(1)	13
Other revolving credit and monthly payment	28,361		26,353		23,953		8	18

Total consumer	65,049		61,955		53,493		5	22
Lease financing	4,567		4,085		4,070		12	12
Foreign	2,061		1,911		1,616		8	28

Total loans (net of unearned income, including net deferred loan fees, of $3,735, $3,699 and $3,376)	$201,822		$192,478		$173,290		5%	16%

(1)	Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,946 million, $4,473 million and $3,975 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.
(2)	Includes agricultural loans that are secured by real estate of $1,116 million, $1,111 million and $1,255 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table below presents comparative data for nonaccrual loans and other assets. A loan is placed on nonaccrual status (a) upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), (b) when the full timely collection of interest or principal becomes uncertain or (c) when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes certain loans that are 90 days or more past due and still accruing that are presented in the table on the following page .

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Nonaccrual loans:
Commercial (1)	$836		$796		$804
Real estate 1-4 family first mortgage	239		230		225
Other real estate mortgage (2)	222		192		190
Real estate construction	72		93		163
Consumer:
Real estate 1-4 family junior lien mortgage	60		49		25
Other revolving credit and monthly payment	44		48		47

Total consumer	104		97		72
Lease financing	85		79		166
Foreign	5		5		3

Total nonaccrual loans (3)	1,563		1,492		1,623
As a percentage of total loans	.8%		.8%		.9%

Foreclosed assets	193		195		177
Real estate investments (4)	5		4		2

Total nonaccrual loans and other assets	$1,761		$1,691		$1,802

(1)	Includes commercial agricultural loans of $45 million, $48 million and $69 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.
(2)	Includes agricultural loans secured by real estate of $30 million, $30 million and $18 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.
(3)	Includes impaired loans of $671 million, $612 million and $742 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $23 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

The Company generally identifies loans to be evaluated for impairment when such loans are over $1 million and on nonaccrual. However, not all nonaccrual loans are impaired. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. See Note 1 to Financial Statements in the Company’s 2002 Form 10-K/A for further discussion of impaired loans.

The table below shows the recorded investment in impaired loans and the method used to measure impairment for the periods presented:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Impairment measurement based on:
Collateral value method	$319		$309		$368
Discounted cash flow method	352		303		374

Total (1)	$671		$612		$742

(1)	Includes $142 million, $201 million and $411 million of impaired loans with a related allowance of $20 million, $52 million and $54 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

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

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Commercial	$47		$92		$46
Real estate 1-4 family first mortgage	88		104		108	(1)
Other real estate mortgage	7		7		25
Real estate construction	9		11		37
Consumer:
Real estate 1-4 family junior lien mortgage	34		19		41
Credit card	133		131		122
Other revolving credit and monthly payment	308		308		297

Total consumer	475		458		460

Total	$626		$672		$676

(1)	Prior period has been revised to exclude certain government guaranteed loans.

ALLOWANCE FOR LOAN LOSSES

	Quarter ended March 31	,
(in millions)	2003	2002

Balance, beginning of period	$3,819	$3,717

Allowances related to business combinations/other	25	78

Provision for loan losses	411	469

Loan charge-offs:
Commercial	(153)	(194)
Real estate 1-4 family first mortgage	(13)	(9)
Other real estate mortgage	(2)	(10)
Real estate construction	(3)	(20)
Consumer:
Real estate 1-4 family junior lien mortgage	(18)	(10)
Credit card	(112)	(103)
Other revolving credit and monthly payment	(198)	(213)

Total consumer	(328)	(326)
Lease financing	(11)	(3)
Foreign	(20)	(20)

Total loan charge-offs	(530)	(582)

Loan recoveries:
Commercial	36	31
Real estate 1-4 family first mortgage	2	2
Other real estate mortgage	2	4
Real estate construction	5	2
Consumer:
Real estate 1-4 family junior lien mortgage	3	2
Credit card	12	11
Other revolving credit and monthly payment	51	56

Total consumer	66	69
Lease financing	1	—
Foreign	3	3

Total loan recoveries	115	111

Net loan charge-offs	(415)	(471)

Balance, end of period	$3,840	$3,793

Net loan charge-offs (annualized) as a percentage of average total loans	.86%	1.14%

Allowance as a percentage of total loans	1.90%	2.19%

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

OTHER ASSETS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Trading assets	$8,244		$10,167		$6,308
Accounts receivable	5,364		5,219		2,803
Nonmarketable equity investments:
Private equity investments	1,644		1,657		1,706
Federal bank stock	1,498		1,591		1,335
All other	1,467		1,473		1,183

Total nonmarketable equity investments	4,609		4,721		4,224
Operating lease assets	4,072		4,104		5,102
Government National Mortgage Association (GNMA) pool buy-outs	2,454		2,336		2,931
Interest receivable	1,185		1,139		1,341
Core deposit intangibles	831		868		981
Interest-earning deposits	538		352		1,262
Foreclosed assets	193		195		177
Due from customers on acceptances	83		110		71
Other	9,544		6,637		7,203

Total other assets	$37,117		$35,848		$32,403

Trading assets consist largely of securities, including corporate debt and U.S. government agency obligations, and fair value of derivative instruments held for customer accommodation purposes. Interest income from trading assets was $31 million and $45 million in the first quarter of 2003 and 2002, respectively. Noninterest income from trading assets of $141 million and $94 million in the first quarter of 2003 and 2002, respectively, is included in the “other” category of noninterest income.

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

DEPOSITS

The following table shows comparative detail of deposits.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2003		2002		2002

Noninterest-bearing	$75,330		$74,094		$60,728
Interest-bearing checking	2,508		2,625		2,333
Market rate and other savings	103,596		99,183		93,073
Savings certificates	21,751		22,332		25,525

Core deposits	203,185		198,234		181,659
Other time deposits	24,958		9,228		5,764
Deposits in foreign offices	7,731		9,454		2,145

Total deposits	$235,874		$216,916		$189,568

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

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$32.6	10.94%	≥	$23.8	≥	8.00%
Wells Fargo Bank, N.A.	19.0	11.41	≥	13.3	≥	8.00		≥	$16.6	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.6	12.29	≥	2.4	≥	8.00		≥	2.9	≥	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$22.0	7.37%	≥	$11.9	≥	4.00%
Wells Fargo Bank, N.A.	12.2	7.37	≥	6.7	≥	4.00		≥	$10.0	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.3	11.33	≥	1.2	≥	4.00		≥	1.8	≥	6.00

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$22.0	6.42%	≥	$13.7	≥	4.00	%(1)
Wells Fargo Bank, N.A.	12.2	6.69	≥	7.3	≥	4.00	(1)	≥	$9.2	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.3	6.25	≥	2.1	≥	4.00	(1)	≥	2.7	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As more fully described in Note 1 to Financial Statements in the Company’s 2002 Form 10-K/A, the Company consolidates majority-owned subsidiaries. Affiliates in which there is at least 20 percent ownership are generally accounted for under the equity method of accounting and affiliates in which there is less than 20 percent ownership are generally carried at cost.

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

For additional information on off-balance sheet arrangements and other contractual obligations see Note 11 (Guarantees) to Financial Statements and “Financial Review – Overview – Recent Accounting Standards” in this report and “Financial Review – Off-Balance Sheet Arrangements and Other Contractual Obligations” in the Company’s 2002 Form 10-K/A.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management consists of the evaluation, monitoring, and management of the Company’s interest rate risk, market risk and liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) maintains oversight of these risks. The Committee consists of senior financial and senior business executives. Each of the Company’s principal business groups – Community Banking (including Mortgage Banking) and Wholesale Banking – have individual asset/liability management committees and processes that are linked to the Corporate ALCO process.

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see “Financial Review – Asset/Liability and Market Risk Management – Interest Rate Risk” in the Company’s 2002 Form 10-K/A. The principal tool used to evaluate Company interest rate risk is a simulation of net income under various economic and interest rate scenarios.

The Company assesses its interest rate risk by comparing its most likely earnings plan over a twelve-month period to various earnings simulations performed under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, earnings simulated assuming a gradual increase of 175 basis points in the federal funds rate, as well as earnings simulated assuming a gradual reduction of 75 basis points in the federal funds rate, were both within 1% of the Company’s most likely earnings plan for 2003. Simulation estimates are highly dependent on and will change with the size and mix of the Company’s actual and projected balance sheet at the time each simulation is done.

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2003 and December 31, 2002 are indicated in Note 12 (Derivative Instruments and Hedging Activities) to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) most of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge the mortgage pipeline, funded mortgage loans and the mortgage servicing rights asset.

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

At March 31, 2003, the Company had capitalized mortgage servicing rights of $4.2 billion. The value of its servicing rights portfolio is influenced by prepayment speed assumptions affecting the duration of the mortgage loans to which the servicing rights relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans. The Company mitigates this risk in two ways. First, a significant portion of the mortgage servicing rights asset is hedged with derivative contracts. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of the mortgage servicing rights for any given change in long-term interest rates. Second, a portion of the potential reduction in the value of the mortgage servicing rights asset for a given decline in interest rates is offset by estimated increases in origination and servicing fees over a twelve month period from new mortgage activity or refinancing associated with that decline in interest rates. In a scenario of much lower long-term interest rates, the decline in the value of the mortgage servicing rights and its impact on net income would be immediate whereas the additional fee income accrues over time. Under GAAP, impairment of the Company’s servicing rights, due to a decrease in long-term rates or other reasons, is reflected as a charge to earnings. Net of impairment reserves, the capitalized mortgage servicing rights asset was valued at .84% of the total servicing portfolio at March 31, 2003, down from .92% of the servicing portfolio at December 31, 2002.

MARKET RISK – TRADING ACTIVITIES

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

MARKET RISK – EQUITY MARKETS

Equity markets impact the Company in both direct and indirect ways. For more information, see “Financial Review – Asset/Liability and Market Risk Management – Market Risk – Equity Markets” in the Company’s 2002 Form 10-K/A. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company’s management or its Board of Directors. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. At March 31, 2003, private equity investments totaled $1,644 million, compared with $1,657 million at December 31, 2002.

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

On April 15, 2003, the Company issued $3 billion of convertible senior debentures as a private placement. If the price per share of the Company’s common stock exceeds $120.00 per share, or approximately 150% above the closing stock price of $47.45 on April 8, 2003, the holders will have the right to convert the convertible debt securities to common stock at an initial conversion price of $100.00 per share. While the Company has the ability to settle the entire amount of the conversion rights granted in this convertible debt offering in cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock. The Company can also redeem all or some of the convertible debt securities for cash at any time on or after May 5, 2008, at their principal amount plus accrued interest, if any.

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

The Company uses capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase its shares. During the first quarter of 2003, the Company’s consolidated assets increased by $20 billion, or 6%. During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of the Company’s outstanding common stock. During the first quarter of 2003, the Company repurchased approximately 16 million shares of its common stock for a total of $744 million. At March 31, 2003 the total remaining common stock repurchase authority was approximately 41 million shares. In January 2003, the Board of Directors approved an increase in the Company’s quarterly common stock dividend to 30 cents per share from 28 cents per share, representing a 7% increase in the quarterly dividend rate.

The Company’s potential sources of capital include retained earnings, common and preferred stock issuance and issuance of subordinated debt and trust preferred securities. In the first quarter of 2003, net income was $1.5 billion and retained earnings increased by $955 million, after payment of $506 million in common stock dividends. In the first quarter of 2003, the Company issued a total of $227 million in common stock for various employee stock plans, which included $81 million related to the conversion of preferred stock to common stock under the Employee Stock Ownership Plan.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Balance Sheet Analysis”). Factors relating to the regulation and supervision of the Company are described in our 2002 Form 10-K/A. Any factor described in this report or in our 2002 Form 10-K/A could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our 2002 Form 10-K/A that could cause results to differ from our expectations.

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

The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies and damage to our reputation. For more information, refer to the “Regulation and Supervision” section and to Notes 4 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements in the Company’s 2002 Form 10-K/A.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision—Dividend Restrictions” and “—Holding Company Structure” in the Company’s 2002 Form 10-K/A.

Our accounting policies and methods are key to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 to Financial Statements in the Company’s 2002 Form 10-K/A describes our significant accounting policies.

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

Mortgage Banking. The impact of interest rates on our mortgage banking business can be large and complex. Changes in interest rates can impact loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. Although the Company uses dynamic and sophisticated models to assess the impact of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing assets, the estimates of net income and fair value produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may overstate or understate actual subsequent experience. In addition, although the Company uses derivative instruments to hedge the value of its servicing portfolio, the hedges do not cover the full value of the portfolio and the Company can provide no assurances that the hedges will be effective to offset significant decreases in the value of the portfolio. For more information, see “Financial Review—Critical Accounting Policies—Mortgage Servicing Rights Valuation and Risk Management—Asset /Liability and Market Risk Management” in the Company’s 2002 Form 10-K/A.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2003, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.

INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the first quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994

(d)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(f)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(g)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

3(h)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(i)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(j)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(k)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(m)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(n)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(o)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(p)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(q)	Certificate Eliminating the Certificate of Designations for the Company’s ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 15, 2003

(r)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(r)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.50 and 3.00 for the quarters ended March 31, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.64 and 4.71 for the quarters ended March 31, 2003 and 2002, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.49 and 2.99 for the quarters ended March 31, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.62 and 4.69 for the quarters ended March 31, 2003 and 2002, respectively.

(b)	The Company filed the following reports on Form 8-K during the first quarter of 2003:

(1)	January 21, 2003, under Item 5, regarding the Company’s financial results for the quarter and year ended December 31, 2002

(2)	March 5, 2003, under Item 7, filing the Form of the Note related to the Company’s issuance of its Basket Linked Notes due April 15, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2004	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy
Senior Vice President and Controller
(Principal Accounting Officer)