Form 10-Q/A
period 2003-06-30
WELLS FARGO & CO/MN
filed 2004-01-16
CIK 72971

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

Yes   ☑   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding July 31, 2003
Common stock, $1-2/3 par value	1,679,532,244

EXPLANATORY NOTE

      Wells Fargo & Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to account for certain automobile leases as operating leases instead of direct financing leases. This amendment reflects the guidance specified in Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, issued in May 2003 by the Emerging Issues Task Force of the Financial Accounting Standards Board. The Company’s implementation of this guidance did not have a material effect on the Company’s results of operations or financial position for any period covered in the Amendment 1. This guidance resulted in auto leases being reclassified from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Refer to Note 2 (Auto Lease Accounting and Reclassifications) to Financial Statements included in this Amendment No. 1 for a summary of the impact of applying the guidance in Topic D-107 on the Company’s current and prior period results of operations and financial condition.

      This Amendment No. 1 on Form 10-Q/A amends:

•	Part I, Item 1(Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) primarily to reflect the guidance set forth in Topic D-107. In addition, the Company has reclassified other amounts to conform with current financial statement presentation, including certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages and, in the statement of cash flows provided separate presentation of mortgage servicing rights impairment.

•	Part II, Item 6 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) to revise Exhibits 99(a) and 99(b) to reflect the guidance set forth in Topic D-107, and to refile Exhibits 31(a), 31(b), 32(a) and 32(b).

This Amendment No. 1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on August 8, 2003. This Amendment No. 1 also does not reflect events that have occurred after the original filing date of the Form 10-Q and does not change the “Factors That May Affect Future Results” discussion in the Form 10-Q. Refer to that section in the Company’s Form 10-Q for the quarter ended September 30, 2003 for a more current discussion of some of the factors that may cause actual results to differ from expectations.

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
FACTORS THAT MAY AFFECT FUTURE RESULTS
CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
Exhibit 99(a)
Exhibit 99(b)

FORM 10-Q/A

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	2
	Consolidated Balance Sheet	3
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	4
	Consolidated Statement of Cash Flows	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
	Summary Financial Data	33
	Overview	34
	Critical Accounting Policies	36
	Earnings Performance	37
	Net Interest Income	37
	Noninterest Income	41
	Noninterest Expense	43
	Operating Segment Results	44
	Balance Sheet Analysis	45
	Securities Available for Sale	44
	Loan Portfolio	47
	Nonaccrual Loans and Other Assets	48
	Loans 90 Days Past Due and Still Accruing	49
	Allowance for Loan Losses	50
	Other Assets	51
	Deposits	52
	Regulatory and Agency Capital Requirements	52
	Off-Balance Sheet Arrangements and Contractual Obligations	53
	Asset/Liability and Market Risk Management	53
	Capital Management	57
	Factors that May Affect Future Results	58
Item 4.	Controls and Procedures	64
PART II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	65
Signature		68

PART I — FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30	,
(in millions, except per share amounts)	2003	2002		2003	2002

	(Revised)	(Revised)		(Revised)	(Revised)
INTEREST INCOME
Securities available for sale	$435	$656		$888	$1,312
Mortgages held for sale	864	440		1,678	1,031
Loans held for sale	67	73		134	142
Loans	3,409	3,282		6,741	6,471
Other interest income	80	79		141	151

Total interest income	4,855	4,530		9,582	9,107

INTEREST EXPENSE
Deposits	425	483		852	977
Short-term borrowings	87	131		182	305
Long-term debt	341	344		671	674
Guaranteed preferred beneficial interests in Company’s
subordinated debentures	29	30		56	58

Total interest expense	882	988		1,761	2,014

NET INTEREST INCOME	3,973	3,542		7,821	7,093
Provision for loan losses	421	400		831	870

Net interest income after provision for loan losses	3,552	3,142		6,990	6,223

NONINTEREST INCOME
Service charges on deposit accounts	587	547		1,140	1,052
Trust and investment fees	470	472		929	934
Credit card fees	257	223		501	424
Other fees	373	326		739	637
Mortgage banking	543	412		1,104	772
Operating leases	245	289		496	595
Insurance	289	269		556	532
Net gains on debt securities available for sale	20	45		38	81
Net losses from equity investments	(47)	(58)		(145)	(78)
Other	220	142		431	325

Total noninterest income	2,957	2,667		5,789	5,274

NONINTEREST EXPENSE
Salaries	1,155	1,106		2,296	2,182
Incentive compensation	503	362		950	719
Employee benefits	350	364		769	693
Equipment	305	228		573	464
Net occupancy	288	274		585	543
Operating leases	178	205		365	430
Net losses on dispositions of premises and equipment	10	29		6	27
Other	1,369	1,042		2,570	2,104

Total noninterest expense	4,158	3,610		8,114	7,162

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,351	2,199		4,665	4,335
Income tax expense	826	781		1,648	1,539

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,525	1,418		3,017	2,796
Cumulative effect of change in accounting principle	—	—		—	(276)

NET INCOME	$1,525	$1,418		$3,017	$2,520

NET INCOME APPLICABLE TO COMMON STOCK	$1,524	$1,417		$3,015	$2,518

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.91	$.83		$1.80	$1.64

Diluted earnings per common share	$.90	$.82		$1.78	$1.62

EARNINGS PER COMMON SHARE
Earnings per common share	$.91	$.83		$1.80	$1.48

Diluted earnings per common share	$.90	$.82		$1.78	$1.46

DIVIDENDS DECLARED PER COMMON SHARE	$.30	$.28		$.60	$.54

Average common shares outstanding	1,675.7	1,710.4		1,678.5	1,706.7

Diluted average common shares outstanding	1,690.6	1,730.8		1,692.1	1,725.1

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2003	2002	2002

	(Revised)	(Revised)	(Revised)
ASSETS
Cash and due from banks	$16,045	$17,820	$14,701
Federal funds sold and securities purchased under resale agreements	2,768	3,174	3,741
Securities available for sale	24,625	27,947	37,132
Mortgages held for sale	58,716	51,154	24,685
Loans held for sale	7,009	6,665	5,165

Loans	211,434	192,478	180,242
Allowance for loan losses	3,853	3,819	3,834

Net loans	207,581	188,659	176,408

Mortgage servicing rights, net	3,821	4,489	5,956
Premises and equipment, net	3,604	3,688	3,638
Goodwill	9,803	9,753	9,724
Other assets	35,611	35,848	33,585

Total assets	$369,583	$349,197	$314,735

LIABILITIES
Noninterest-bearing deposits	$80,943	$74,094	$61,499
Interest-bearing deposits	149,941	142,822	131,712

Total deposits	230,884	216,916	193,211
Short-term borrowings	23,883	33,446	30,107
Accrued expenses and other liabilities	20,682	18,311	17,134
Long-term debt	58,513	47,320	41,913
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,385	2,885	2,885

Total liabilities	337,347	318,878	285,250

STOCKHOLDERS’ EQUITY
Preferred stock	375	251	341
Unearned ESOP shares	(323)	(190)	(287)

Total preferred stock	52	61	54
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,536	9,498	9,488
Retained earnings	21,281	19,355	17,488
Cumulative other comprehensive income	1,185	976	919
Treasury stock – 57,992,372 shares, 50,474,518 shares and 26,756,638 shares	(2,712)	(2,465)	(1,358)

Total stockholders’ equity	32,236	30,319	29,485

Total liabilities and stockholders’ equity	$369,583	$349,197	$314,735

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

								Cumulative
			Unearned		Additional			other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	stock	income	equity

						(Revised)			(Revised)
BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$15,966	$(1,937)	$752	$27,175

Comprehensive income:
Net income						2,520			2,520
Other comprehensive income, net of tax:
Translation adjustments								4	4
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $45 million of net gains included in net income								265	265
Net unrealized gains on derivatives and hedging activities, net of reclassification of $112 million of net losses on cash flow hedges included in net income								(102)	(102)

Total comprehensive income									2,687
Common stock issued	8,439,025				28	(73)	366		321
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	8,649,792						(426)		(426)
Preferred stock (238,000) issued to ESOP		238	(255)		17				—
Preferred stock released to ESOP			122		(8)				114
Preferred stock (115,420) converted to common shares	2,322,964	(115)			11		104		—
Preferred stock dividends						(2)			(2)
Common stock dividends						(923)			(923)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							4		4

Net change		123	(133)	—	52	1,522	579	167	2,310

BALANCE JUNE 30, 2002		$341	$(287)	$2,894	$9,488	$17,488	$(1,358)	$919	$29,485

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,355	$(2,465)	$976	$30,319

Comprehensive income:
Net income						3,017			3,017
Other comprehensive income, net of tax:
Translation adjustments								20	20
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $6 million of net gains included in net income								2	2
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net losses on cash flow hedges included in net income								187	187

Total comprehensive income									3,226
Common stock issued	9,502,120				26	(80)	442		388
Common stock issued for acquisitions	123,188						6		6
Common stock repurchased	20,032,901						(922)		(922)
Preferred stock (260,200) issued to ESOP		260	(279)		19				—
Preferred stock released to ESOP			146		(9)				137
Preferred stock (135,878) converted to common shares	2,889,739	(136)			2		134		—
Preferred stock dividends						(2)			(2)
Common stock dividends						(1,009)			(1,009)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							93		93

Net change		124	(133)	—	38	1,926	(247)	209	1,917

BALANCE JUNE 30, 2003		$375	$(323)	$2,894	$9,536	$21,281	$(2,712)	$1,185	$32,236

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,
(in millions)	2003	2002

	(Revised)	(Revised)

Cash flows from operating activities:
Net income	$3,017	$2,520
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	831	870
Net provision for mortgage servicing rights in excess of fair value	1,212	785
Depreciation and amortization	2,598	2,112
Net gains on securities available for sale	(9)	(75)
Net gains of mortgage loan originations / sales activities	(1,468)	(292)
Net gains on sales of loans	(5)	(8)
Net losses on dispositions of premises and equipment	6	27
Net gains on dispositions of operations	(27)	(3)
Release of preferred shares to ESOP	137	114
Net increase in trading assets	(1,114)	(566)
Deferred income tax (benefit) expense	(288)	149
Net decrease (increase) in accrued interest receivable	15	(50)
Net (decrease) increase in accrued interest payable	(21)	41
Originations of mortgages held for sale	(205,330)	(111,945)
Proceeds from sales of mortgages held for sale	199,519	117,958
Principal collected on mortgages held for sale	1,737	553
Net increase in loans held for sale	(344)	(420)
Other assets, net	(4,653)	(3,552)
Other accrued expenses and liabilities, net	2,278	444

Net cash (used) provided by operating activities	(1,909)	8,662

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	1,453	10,485
Proceeds from prepayments and maturities	5,863	4,200
Purchases	(4,157)	(9,825)
Net cash paid for acquisitions	(768)	(532)
Net increase in banking subsidiaries’ loan originations, net of collections	(4,330)	(8,144)
Proceeds from sales (including participations) of loans by banking subsidiaries	764	641
Purchases (including participations) of loans by banking subsidiaries	(12,461)	(1,341)
Principal collected on nonbank entities’ loans	10,112	5,563
Loans originated by nonbank entities	(9,460)	(6,885)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	34
Proceeds from sales of foreclosed assets	135	269
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	406	(1,045)
Net increase in mortgage servicing rights	(1,907)	(1,143)
Other, net	3,653	(791)

Net cash used by investing activities	(14,349)	(8,514)

Cash flows from financing activities:
Net increase in deposits	13,968	1,345
Net decrease in short-term borrowings	(9,563)	(8,562)
Proceeds from issuance of long-term debt	19,885	11,164
Repayment of long-term debt	(9,445)	(5,673)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	500	450
Proceeds from issuance of common stock	350	269
Repurchase of common stock	(922)	(426)
Payment of cash dividends on preferred and common stock	(1,011)	(925)
Other, net	721	(57)

Net cash provided (used) by financing activities	14,483	(2,415)

Net change in cash and due from banks	(1,775)	(2,267)

Cash and due from banks at beginning of period	17,820	16,968

Cash and due from banks at end of period	$16,045	$14,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,740	$2,055
Income taxes	1,790	943
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$242	$291
Net transfers from mortgages held for sale to loans	179	172

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

The accounting and reporting policies of the Company conform with generally accepted accounting principles (GAAP) and prevailing practices in the financial services industry. Preparing the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Certain amounts in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation, as discussed in Note 2 (Auto Lease Accounting and Reclassifications).

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

	Quarter ended June 30,		Six months ended June 30		,
(in millions, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$1,525	$1,418	$3,017	$2,520
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1	1	2
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	57	51	103	96

Net income, pro forma	$1,469	$1,368	$2,915	$2,426

Earnings per common share
As reported	$.91	$.83	$1.80	$1.48
Pro forma	.88	.80	1.74	1.42
Diluted earnings per common share
As reported	$.90	$.82	$1.78	$1.46
Pro forma	.87	.79	1.72	1.40

2.

AUTO LEASE ACCOUNTING AND RECLASSIFICATIONS

In May 2003, the Emerging Issues Task Force (EITF) published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarifies accounting guidance for certain lease transactions with residual value guarantees. Based on this new guidance, the Company has determined that certain auto leases previously accounted for as direct financing leases should be recorded as operating leases. This guidance resulted in a reclassification of auto leases from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Previously reported unaudited interim consolidated financial statements and the notes to those financial statements, have been presented in conformity with the guidance in Topic D-107. The following tables present certain captions of the statement of income for the quarter and six-months ended June 30, 2003 and 2002, certain captions of the statement of cash flows for the six-months ended June 30, 2003 and 2002 and certain captions in the Company’s balance sheet at June 30, 2003 and 2002, revised to conform with the guidance in Topic D-107.

	Quarter ended June 30				,
	2003		2002
STATEMENT OF INCOME:	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$4,046	$3,973	$3,639	$3,542
Provision for loan losses	424	421	410	400
Net interest income after provision for loan losses	3,622	3,552	3,229	3,142
Operating lease income	—	245	—	289
Total noninterest income	2,709	2,957	2,378	2,667
Operating lease expense	—	178	—	205
Total noninterest expense	3,980	4,158	3,405	3,610
Income tax expense	826	826	782	781
Net income	1,525	1,525	1,420	1,418

Earnings per share:
Basic	.91	.91	.83	.83
Diluted	.90	.90	.82	.82

Other information:
Net loan charge-offs	424	415	387	377

	Six months ended June 30				,
	2003		2002
STATEMENT OF INCOME:	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$7,972	$7,821	$7,293	$7,093
Provision for loan losses	849	831	900	870
Net interest income after provision for loan losses	7,123	6,990	6,393	6,223
Operating lease income	—	496	—	595
Total noninterest income	5,291	5,789	4,679	5,274
Operating lease expense	—	365	—	430
Total noninterest expense	7,749	8,114	6,732	7,162
Income tax expense	1,648	1,648	1,541	1,539
Net income	3,017	3,017	2,523	2,520

Earnings per share:
Basic	1.80	1.80	1.48	1.48
Diluted	1.78	1.78	1.46	1.46

Other information:
Net loan charge-offs	849	829	873	848

BALANCE SHEET:	June 30, 2003		June 30, 2002
	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Total loans	$215,392	$211,434	$185,001	$180,242
Allowance for loan losses	3,894	3,853	3,883	3,834
Net loans	211,498	207,581	181,118	176,408
Other assets	31,756	35,611	28,942	33,585
Total assets	369,645	369,583	314,802	314,735

Accrued expenses and other liabilities	20,705	20,682	17,159	17,134
Retained earnings	21,320	21,281	17,530	17,488
Total stockholders’ equity	32,275	32,236	29,527	29,485
Total liabilities and stockholders’ equity	369,645	369,583	314,802	314,735

	Six months ended June 30				,
	2003		2002
STATEMENT OF CASH FLOWS:	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Net cash (used) provided by operating activities	$(3,121)	$(1,909)	$7,877	$8,662
Net cash used by investing activities	(13,137)	(14,349)	(7,729)	(8,514)

This guidance also resulted in revisions to Notes 9 and 13.

In addition to the matter discussed above, the Company has reclassified other amounts to conform with current financial statement presentation including certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages and, in the statement of cash flows, provided separate presentation of mortgage servicing right impairments.

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

Pending certain shareholder and regulatory approval, the transactions are expected to be completed during third quarter 2003.

4. Intangible Assets

The gross carrying amount and accumulated amortization for intangible assets are presented in the following table:

	June 30, 2003		June 30, 2002
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$12,970	$6,595	$11,497	$3,632
Core deposit intangibles	2,415	1,620	2,415	1,471
Other	385	268	363	240

Total amortized intangible assets	$15,770	$8,483	$14,275	$5,343

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $2,554 million at June 30, 2003 and $1,909 million at June 30, 2002. The carrying value of mortgage servicing rights was $3,821 million at June 30, 2003 and $5,956 million at June 30, 2002. See Note 10 (Mortgage Banking Activities) for further information.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Six months ended June 30, 2003 (actual)	$1,729	$72	$16	$1,817

Six months ended December 31, 2003 (estimate)	$1,477	$69	$12	$1,558

Estimate for year ended December 31,
2004	2,120	131	22	2,273
2005	1,225	120	17	1,362
2006	675	108	13	796
2007	380	99	12	491
2008	216	91	11	318

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

Goodwill amounts allocated to the operating segments for goodwill impairment analysis differ from amounts allocated to the Company’s operating segments for management reporting discussed in Note 9 (Operating Segments). The balance of goodwill for management reporting is summarized below:

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

The table below is a summary of the Company’s preferred stock. A detailed description of the Company’s preferred stock is provided in Note 14 (Preferred Stock) to Financial Statements included in the Company’s 2002 Form 10-K/A.

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,	dividends rate
	2003	2002	2002	2003	2002	2002	Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,460,000	$73	$73	$73	5.50%	10.50%

2003 ESOP Cumulative Convertible (2)	130,910	—	—	131	—	—	8.50	9.50

2002 ESOP Cumulative Convertible (2)	59,741	64,049	128,804	60	64	129	10.50	11.50

2001 ESOP Cumulative Convertible (2)	45,106	46,126	57,826	45	46	58	10.50	11.50

2000 ESOP Cumulative Convertible (2)	34,092	34,742	39,242	34	35	39	11.50	12.50

1999 ESOP Cumulative Convertible (2)	12,932	13,222	15,222	13	13	15	10.30	11.30

1998 ESOP Cumulative Convertible (2)	4,985	5,095	5,945	5	5	6	10.75	11.75

1997 ESOP Cumulative Convertible (2)	5,781	5,876	7,376	6	6	7	9.50	10.50

1996 ESOP Cumulative Convertible (2)	5,327	5,407	7,407	5	6	8	8.50	9.50

1995 ESOP Cumulative Convertible (2)	3,008	3,043	5,243	3	3	5	10.00	10.00

ESOP Cumulative Convertible (2)	—	—	802	—	—	1	9.00	9.00

Unearned ESOP shares (3)	—	—	—	(323)	(190)	(287)	—	—

Total	1,761,882	1,637,560	1,727,867	$52	$61	$54

(1)	Liquidation preference $50.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

7. Earnings Per Common Share

The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions, except per share amounts)	2003	2002	2003	2002

Net income before effect of change in accounting principle	$1,525	$1,418	$3,017	$2,796
Less: Preferred stock dividends	1	1	2	2

Net income applicable to common stock before effect of change in accounting principle (numerator)	1,524	1,417	3,015	2,794
Cumulative effect of change in accounting principle (numerator)	—	—	—	(276)

Net income applicable to common stock (numerator)	$1,524	$1,417	$3,015	$2,518

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,675.7	1,710.4	1,678.5	1,706.7

Per share before effect of change in accounting principle	$.91	$.83	$1.80	$1.64
Per share effect of change in accounting principle	—	—	—	(.16)

Per share	$.91	$.83	$1.80	$1.48

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,675.7	1,710.4	1,678.5	1,706.7
Add: Stock options	14.4	20.1	13.1	18.0
Restricted share rights	.5	.3	.5	.4

Diluted average common shares outstanding (denominator)	1,690.6	1,730.8	1,692.1	1,725.1

Per share before effect of change in accounting principle	$.90	$.82	$1.78	$1.62
Per share effect of change in accounting principle	—	—	—	(.16)

Per share	$.90	$.82	$1.78	$1.46

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

9. Operating Segments

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

The following table provides the results for the Company’s three major operating segments.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Reconciliation		Consolidated
average balances in billions)	Banking		Banking		Financial		column (2)		Company
Quarter ended June 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (1)	$2,865	$2,524	$560	$569	$550	$452	$(2)	$(3)	$3,973	$3,542
Provision for loan losses	227	182	46	73	148	145	—	—	421	400
Noninterest income	2,186	1,950	656	632	95	87	20	(2)	2,957	2,667
Noninterest expense	3,200	2,747	636	589	321	272	1	2	4,158	3,610

Income (loss) before income tax expense (benefit)	1,624	1,545	534	539	176	122	17	(7)	2,351	2,199
Income tax expense (benefit)	565	544	189	193	66	47	6	(3)	826	781

Net income (loss)	$1,059	$1,001	$345	$346	$110	75	$11	$(4)	$1,525	$1,418

Average loans	$136	$109	$50	$50	$19	$15	$—	$—	$205	$174
Average assets	270	218	78	70	21	17	6	6	375	311
Average core deposits	184	162	21	17	—	—	—	—	205	179

Six months ended June 30,

Net interest income (1)	$5,642	$5,072	$1,111	$1,135	$1,073	$893	$(5)	$(7)	$7,821	$7,093
Provision for loan losses	442	438	100	158	289	274	—	—	831	870
Noninterest income	4,293	3,864	1,309	1,216	186	178	1	16	5,789	5,274
Noninterest expense	6,226	5,435	1,256	1,183	629	542	3	2	8,114	7,162

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	3,267	3,063	1,064	1,010	341	255	(7)	7	4,665	4,335
Income tax expense (benefit)	1,150	1,079	371	362	129	96	(2)	2	1,648	1,539

Net income (loss) before effect of change in accounting principle	2,117	1,984	693	648	212	159	(5)	5	3,017	2,796
Cumulative effect of change in accounting principle	—	--	—	(98)	—	(178)	—	—	—	(276)

Net income (loss)	$2,117	$1,984	$693	$550	$212	$(19)	$(5)	$5	$3,017	$2,520

Average loans	$132	$106	$50	$50	$18	$15	$—	$—	$200	$171
Average assets	263	220	76	70	20	17	6	6	365	313
Average core deposits	180	161	21	18	—	—	—	—	201	179

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	The reconciling items for revenue (i.e., net interest income plus noninterest income) and net income are Treasury equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

10. Mortgage Banking Activities

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

Each quarter, the Company evaluates MSRs for possible impairment based on the difference between the carrying amount and current fair value of the MSRs, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If a temporary impairment exists, a valuation allowance is established for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. The Company has a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs asset and the valuation allowance, precluding subsequent reversals. See Note 1 (Summary of Significant Accounting Policies - Transfer and Servicing of Financial Assets) to Financial Statements in the Company’s 2002 Form 10-K/A for additional discussion of the Company’s policy for valuation of MSRs. The Company determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a $535 million write-down in second quarter 2003 and $846 million write-down in the first six months of 2003.

The following table summarizes the changes in mortgage servicing rights:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2003	2002	2003	2002

Mortgage servicing rights:
Balance, beginning of period	$6,652	$8,604	$6,677	$7,365
Originations (1)	892	461	1,495	1,122
Purchases (1)	462	314	856	716
Amortization	(926)	(366)	(1,729)	(736)
Write-down	(535)	—	(846)	—
Other (includes changes in mortgage servicing rights due to hedging)	(170)	(1,148)	(78)	(602)

Balance, end of period	$6,375	$7,865	$6,375	$7,865

Valuation Allowance:
Balance, beginning of period	$2,469	$1,466	$2,188	$1,124
Provision for mortgage servicing rights in excess of fair value	620	443	1,212	785
Write-down of mortgage servicing rights	(535)	—	(846)	—

Balance, end of period	$2,554	$1,909	$2,554	$1,909

Mortgage servicing rights, net	$3,821	$5,956	$3,821	$5,956

(1)	Based on June 30, 2003 assumptions, the weighted-average amortization period for mortgage servicing rights added during second quarter 2003 and the first six months of 2003 was 4.3 years and 4.7 years, respectively.

The following table provides the components of the Company’s managed servicing portfolio:

	June 30		,
(in billions)	2003	2002

Managed Servicing Portfolio:
Loans serviced for others	$522	$458
Owned loans serviced (portfolio and held for sale)	106	57

Total owned servicing	628	515
Sub-servicing	23	51

Total managed servicing	$651	$566

11. Guarantees

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

12. Derivative Instruments and Hedging Activities

Fair Value Hedges
The Company uses derivative contracts to manage the risk associated with changes in the fair value of mortgage servicing rights and other retained interests. Changes in options valuations caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the overall evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $301 million and $649 million in the second quarter and first six months of 2003, respectively, compared with a net gain of $203 million and $478 million in the same periods of 2002. Also, the Company recognized a net gain from ineffectiveness in these hedging relationships of $107 million and $309 million in the second quarter and first six months of 2003, respectively, compared with $299 million and $596 million in the same periods of 2002. The gains were more than offset by higher valuation provision for impairment and amortization expense on mortgage servicing rights and other retained interests of $1,618 million and $3,100 million in the second quarter and first six months of 2003, respectively, and $1,009 million and $2,116 million in the same periods of 2002. The total gains on the mortgage-related derivative contracts, amortization expense and valuation provision for impairment are included in mortgage banking noninterest income. See Note 10 (Mortgage Banking Activities).

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

13. Condensed Consolidating Financial Statements

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (See Note 9 to Financial Statements) consists of WFFI and other affiliated consumer finance entities managed by WFFI but not included in WFFI reported below.

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$797	$—	$—	$(797)	$—
Nonbank	675	—	—	(675)	—
Interest income from loans	—	673	2,736	—	3,409
Interest income from subsidiaries	126	—	—	(126)	—
Other interest income	19	19	1,408	—	1,446

Total interest income	1,617	692	4,144	(1,598)	4,855

Short-term borrowings	19	22	111	(65)	87
Long-term debt	139	166	82	(46)	341
Other interest expense	—	—	454	—	454

Total interest expense	158	188	647	(111)	882

NET INTEREST INCOME	1,459	504	3,497	(1,487)	3,973
Provision for loan losses	—	186	235	—	421

Net interest income after provision for loan losses	1,459	318	3,262	(1,487)	3,552

NONINTEREST INCOME
Fee income – nonaffiliates	—	48	1,639	—	1,687
Other	45	60	1,186	(21)	1,270

Total noninterest income	45	108	2,825	(21)	2,957

NONINTEREST EXPENSE
Salaries and benefits	25	174	1,809	—	2,008
Other	34	130	2,022	(36)	2,150

Total noninterest expense	59	304	3,831	(36)	4,158

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,445	122	2,256	(1,472)	2,351
Income tax (benefit) expense	(35)	46	815	—	826
Equity in undistributed income of subsidiaries	45	—	—	(45)	—

NET INCOME	$1,525	$76	$1,441	$(1,517)	$1,525

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,186	$—	$—	$(1,186)	$—
Nonbank	20	—	—	(20)	—
Interest income from loans	—	558	2,724	—	3,282
Interest income from subsidiaries	82	—	12	(94)	—
Other interest income	19	20	1,209	—	1,248

Total interest income	1,307	578	3,945	(1,300)	4,530

Short-term borrowings	33	35	131	(68)	131
Long-term debt	111	134	109	(10)	344
Other interest expense	—	—	513	—	513

Total interest expense	144	169	753	(78)	988

NET INTEREST INCOME	1,163	409	3,192	(1,222)	3,542
Provision for loan losses	—	159	241	—	400

Net interest income after provision for loan losses	1,163	250	2,951	(1,222)	3,142

NONINTEREST INCOME
Fee income – nonaffiliates	—	48	1,520	—	1,568
Other	36	62	1,024	(23)	1,099

Total noninterest income	36	110	2,544	(23)	2,667

NONINTEREST EXPENSE
Salaries and benefits	64	141	1,627	—	1,832
Other	12	107	1,698	(39)	1,778

Total noninterest expense	76	248	3,325	(39)	3,610

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,123	112	2,170	(1,206)	2,199
Income tax (benefit) expense	(56)	42	795	—	781
Equity in undistributed income of subsidiaries	239	—	—	(239)	—

NET INCOME	$1,418	$70	$1,375	$(1,445)	$1,418

Condensed Consolidating Statement of Income

	Six months ended June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,790	$—	$—	$(1,790)	$—
Nonbank	720	—	—	(720)	—
Interest income from loans	2	1,307	5,432	—	6,741
Interest income from subsidiaries	235	—	—	(235)	—
Other interest income	35	38	2,768	—	2,841

Total interest income	2,782	1,345	8,200	(2,745)	9,582

Short-term borrowings	42	44	232	(136)	182
Long-term debt	261	312	171	(73)	671
Other interest expense	—	—	908	—	908

Total interest expense	303	356	1,311	(209)	1,761

NET INTEREST INCOME	2,479	989	6,889	(2,536)	7,821
Provision for loan losses	—	330	501	—	831

Net interest income after provision for loan losses	2,479	659	6,388	(2,536)	6,990

NONINTEREST INCOME
Fee income – nonaffiliates	—	100	3,209	—	3,309
Other	75	109	2,338	(42)	2,480

Total noninterest income	75	209	5,547	(42)	5,789

NONINTEREST EXPENSE
Salaries and benefits	67	339	3,609	—	4,015
Other	44	259	3,865	(69)	4,099

Total noninterest expense	111	598	7,474	(69)	8,114

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,443	270	4,461	(2,509)	4,665
Income tax (benefit) expense	(73)	102	1,619	—	1,648
Equity in undistributed income of subsidiaries	501	—	—	(501)	—

NET INCOME	$3,017	$168	$2,842	$(3,010)	$3,017

Condensed Consolidating Statement of Income

	Six months ended June 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,479	$—	$—	$(1,479)	$—
Nonbank	46	—	—	(46)	—
Interest income from loans	—	1,097	5,374	—	6,471
Interest income from subsidiaries	169	—	9	(178)	—
Other interest income	43	39	2,554	—	2,636

Total interest income	1,737	1,136	7,937	(1,703)	9,107

Short-term borrowings	72	50	311	(128)	305
Long-term debt	217	262	213	(18)	674
Other interest expense	—	—	1,035	—	1,035

Total interest expense	289	312	1,559	(146)	2,014

NET INTEREST INCOME	1,448	824	6,378	(1,557)	7,093
Provision for loan losses	—	299	571	—	870

Net interest income after provision for loan losses	1,448	525	5,807	(1,557)	6,223

NONINTEREST INCOME
Fee income – nonaffiliates	—	97	2,950	—	3,047
Other	109	112	2,046	(40)	2,227

Total noninterest income	109	209	4,996	(40)	5,274

NONINTEREST EXPENSE
Salaries and benefits	91	281	3,222	—	3,594
Other	19	217	3,404	(72)	3,568

Total noninterest expense	110	498	6,626	(72)	7,162

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,447	236	4,177	(1,525)	4,335
Income tax (benefit) expense	(100)	87	1,552	—	1,539
Equity in undistributed income of subsidiaries	992	—	—	(992)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,539	149	2,625	(2,517)	2,796
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$2,520	$149	$2,368	$(2,517)	$2,520

Condensed Consolidating Balance Sheet

	June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,246	$53	$—	$(4,299)	$—
Nonaffiliates	325	73	18,416	(1)	18,813
Securities available for sale	929	1,656	22,047	(7)	24,625
Mortgages and loans held for sale	—	—	65,725	—	65,725

Loans	1	19,622	191,811	—	211,434
Loans to nonbank subsidiaries	20,586	770	—	(21,356)	—
Allowance for loan losses	—	686	3,167	—	3,853

Net loans	20,587	19,706	188,644	(21,356)	207,581

Investments in subsidiaries:
Bank	32,699	—	—	(32,699)	—
Nonbank	4,038	—	—	(4,038)	—
Other assets	2,972	742	49,795	(670)	52,839

Total assets	$65,796	$22,230	$344,627	$(63,070)	$369,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$103	$235,111	$(4,330)	$230,884
Short-term borrowings	950	4,185	29,501	(10,753)	23,883
Accrued expenses and other liabilities	1,440	879	19,487	(1,124)	20,682
Long-term debt	27,739	15,011	25,307	(9,544)	58,513
Indebtedness to subsidiaries	981	—	—	(981)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,450	—	935	—	3,385

Total liabilities	33,560	20,178	310,341	(26,732)	337,347
Stockholders’ equity	32,236	2,052	34,286	(36,338)	32,236

Total liabilities and stockholders’ equity	$65,796	$22,230	$344,627	$(63,070)	$369,583

Condensed Consolidating Balance Sheet

	June 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$3,697	$54	$—	$(3,751)	$—
Nonaffiliates	143	146	18,153	—	18,442
Securities available for sale	1,129	1,450	34,559	(6)	37,132
Mortgages and loans held for sale	—	—	29,850	—	29,850

Loans	2	14,835	165,405	—	180,242
Loans to nonbank subsidiaries	10,534	609	—	(11,143)	—
Allowance for loan losses	—	584	3,250	—	3,834

Net loans	10,536	14,860	162,155	(11,143)	176,408

Investments in subsidiaries:
Bank	31,173	—	—	(31,173)	—
Nonbank	4,623	—	—	(4,623)	—
Other assets	2,250	705	50,808	(860)	52,903

Total assets	$53,551	$17,215	$295,525	$(51,556)	$314,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$85	$196,883	$(3,757)	$193,211
Short-term borrowings	3,816	4,097	28,588	(6,394)	30,107
Accrued expenses and other liabilities	1,363	709	16,424	(1,362)	17,134
Long-term debt	15,382	10,101	19,519	(3,089)	41,913
Indebtedness to subsidiaries	1,555	—	—	(1,555)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885

Total liabilities	24,066	14,992	262,349	(16,157)	285,250
Stockholders’ equity	29,485	2,223	33,176	(35,399)	29,485

Total liabilities and stockholders’ equity	$53,551	$17,215	$295,525	$(51,556)	$314,735

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$2,530	$656	$(5,095)	$(1,909)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	19	99	1,335	1,453
Proceeds from prepayments and maturities	84	104	5,675	5,863
Purchases	(8)	(299)	(3,850)	(4,157)
Net cash paid for acquisitions	—	(600)	(168)	(768)
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(4,330)	(4,330)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	764	764
Purchases (including participations) of loans by banking subsidiaries	—	—	(12,461)	(12,461)
Principal collected on nonbank entities’ loans	3,683	6,116	313	10,112
Loans originated by nonbank entities	—	(9,089)	(371)	(9,460)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(477)	—	477	—
Capital notes and term loans made to subsidiaries	(4,980)	—	4,980	—
Principal collected on notes/loans made to subsidiaries	43	—	(43)	—
Net increase in investment in subsidiaries	(50)	—	50	—
Other, net	—	129	2,188	2,317

Net cash used by investing activities	(5,368)	(3,540)	(5,441)	(14,349)

Cash flows from financing activities:
Net increase in deposits	—	15	13,953	13,968
Net decrease in short-term borrowings	(2,326)	(290)	(6,947)	(9,563)
Proceeds from issuance of long-term debt	10,017	4,484	5,384	19,885
Repayment of long-term debt	(2,359)	(894)	(6,192)	(9,445)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	500	—	—	500
Proceeds from issuance of common stock	350	—	—	350
Repurchase of common stock	(922)	—	—	(922)
Payment of cash dividends on preferred and common stock	(1,011)	(600)	600	(1,011)
Other, net	—	—	721	721

Net cash provided by financing activities	4,249	2,715	7,519	14,483

Net change in cash and due from banks	1,411	(169)	(3,017)	(1,775)
Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$4,571	$126	$11,348	$16,045

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2002
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,020	$493	$6,149	$8,662

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	357	352	9,776	10,485
Proceeds from prepayments and maturities	61	60	4,079	4,200
Purchases	(71)	(481)	(9,273)	(9,825)
Net cash (paid for) acquired from acquisitions	(455)	(281)	204	(532)
Net increase in banking subsidiaries’ loan originations, net of collections	—	—	(8,144)	(8,144)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	641	641
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,341)	(1,341)
Principal collected on nonbank entities’ loans	—	5,286	277	5,563
Loans originated by nonbank entities	—	(6,640)	(245)	(6,885)
Net advances to nonbank entities	(126)	—	126	—
Principal collected on notes/loans made to subsidiaries	231	—	(231)	—
Net increase in investment in subsidiaries	(77)	—	77	—
Other, net	—	32	(2,708)	(2,676)

Net cash used by investing activities	(80)	(1,672)	(6,762)	(8,514)

Cash flows from financing activities:
Net increase in deposits	—	8	1,337	1,345
Net decrease in short-term borrowings	(1,301)	(53)	(7,208)	(8,562)
Proceeds from issuance of long-term debt	2,500	1,998	6,666	11,164
Repayment of long-term debt	(1,577)	(784)	(3,312)	(5,673)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	269	—	—	269
Repurchase of common stock	(426)	—	—	(426)
Payment of cash dividends on preferred and common stock	(925)	(45)	45	(925)
Other, net	—	—	(57)	(57)

Net cash (used) provided by financing activities	(1,010)	1,124	(2,529)	(2,415)

Net change in cash and due from banks	930	(55)	(3,142)	(2,267)
Cash and due from banks at beginning of period	2,910	255	13,803	16,968

Cash and due from banks at end of period	$3,840	$200	$10,661	$14,701

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2003 from		Six months ended
	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
(in millions, except per share amounts)	2003	2003	2002	2003	2002	2003	2002	Change

For the Period

Before effect of change in accounting principle (1)
Net income	$1,525	$1,492	$1,418	2%	8%	$3,017	$2,796	8%
Diluted earnings per common share	.90	.88	.82	2	10	1.78	1.62	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.63%	1.70%	1.83%	(4)	(11)	1.67%	1.80%	(7)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.62	19.80	19.73	(1)	(1)	19.71	19.87	(1)

After effect of change in accounting principle
Net income	$1,525	$1,492	$1,418	2	8	$3,017	$2,520	20
Diluted earnings per common share	.90	.88	.82	2	10	1.78	1.46	22

Profitability ratios (annualized)
ROA	1.63%	1.70%	1.83%	(4)	(11)	1.67%	1.63%	2
ROE	19.62	19.80	19.73	(1)	(1)	19.71	17.91	10

Efficiency ratio (2)	60.0	59.2	58.1	1	3	59.6	57.9	3

Total revenue	$6,930	$6,682	$6,209	4	12	$13,610	$12,367	10

Dividends declared per common share	.30	.30	.28	—	7	.60	.54	11

Average common shares outstanding	1,675.7	1,681.5	1,710.4	—	(2)	1,678.5	1,706.7	(2)
Diluted average common shares outstanding	1,690.6	1,694.1	1,730.8	—	(2)	1,692.1	1,725.1	(2)

Average loans	$204,824	$195,057	$174,243	5	18	$199,968	$170,557	17
Average assets	375,088	355,108	311,008	6	21	365,153	312,632	17
Average core deposits	205,428	196,802	179,394	4	15	201,140	178,526	13

Net interest margin	5.09%	5.27%	5.62%	(3)	(9)	5.18%	5.63%	(8)

At Period End
Securities available for sale	$24,625	$26,168	$37,132	(6)	(34)	$24,625	$37,132	(34)
Loans	211,434	201,822	180,242	5	17	211,434	180,242	17
Allowance for loan losses	3,853	3,840	3,834	—	—	3,853	3,834	—
Goodwill	9,803	9,799	9,724	—	1	9,803	9,724	1
Assets	369,583	369,607	314,735	—	17	369,583	314,735	17
Core deposits	210,722	203,185	181,807	4	16	210,722	181,807	16
Common stockholders’ equity	32,184	30,684	29,431	5	9	32,184	29,431	9
Stockholders’ equity	32,236	30,732	29,485	5	9	32,236	29,485	9
Tier 1 capital (3)	23,811	21,951	20,522	8	16	23,811	20,522	16
Total capital (3)	34,318	32,577	29,191	5	18	34,318	21,191	18

Capital ratios
Common stockholders’ equity to assets	8.71%	8.30%	9.35%	5	(7)	8.71%	9.35%	(7)
Stockholders’ equity to assets	8.72	8.31	9.37	5	(7)	8.72	9.37	(7)
Risk-based capital (3)
Tier 1 capital	7.98	7.37	8.03	8	(1)	7.98	8.03	(1)
Total capital	11.50	10.94	11.42	5	1	11.50	11.42	1
Tier 1 leverage (3)	6.58	6.42	6.87	2	(4)	6.58	6.87	(4)

Book value per common share	$19.18	$18.32	$17.21	5	11	$19.18	$17.21	11

Staff (active, full-time equivalent)	135,500	131,600	123,500	3	10	135,500	123,500	10

Common Stock Price
High	$52.80	$49.13	$53.44	7	(1)	$52.80	$53.44	(1)
Low	45.01	43.27	48.12	4	(6)	43.27	42.90	1
Period end	50.40	44.99	50.06	12	1	50.40	50.06	1

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)	See the Regulatory and Agency Capital Requirements section for additional information.

This report on Form 10-Q/A for the quarter ended June 30, 2003, including Item 1( Financial Statements) and Item 2 (Management Discussion and Analysis of Financial Condition and Results of Operations) of Part I, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

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

Net income for second quarter 2003 increased 8% to $1.53 billion, from $1.42 billion for second quarter 2002. Diluted earnings per common share for second quarter 2003 were $.90, compared with $.82 for second quarter 2002. Return on average assets (ROA) was 1.63% and return of average common equity (ROE) was 19.62% for second quarter 2003, compared with 1.83% and 19.73%, respectively, for the same period of 2002.

Net income for the first six months of 2003 was $3.02 billion, or $1.78 per share, compared with $2.80 billion, or $1.62 per share, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first six months of 2002. On the same basis, ROA was 1.67% in the first half of 2003, compared with 1.80% for the first half of 2002. ROE was 19.71% in the first half of 2003, compared with 19.87% for the first half of 2002.

Net interest income on a taxable-equivalent basis was $3.99 billion for second quarter 2003 and $7.86 billion for the first half of 2003, compared with $3.57 billion and $7.14 billion for the same periods of 2002. The Company’s net interest margin was 5.09% and 5.18% for the second quarter and first half of 2003, respectively, compared with 5.62% and 5.63% for the same periods of 2002.

Noninterest income was $2.96 billion and $5.79 billion for the second quarter and first half of 2003, respectively, compared with $2.67 billion and $5.27 billion for the same periods of 2002.

Revenue, the sum of net interest income and noninterest income, increased 12% to $6.93 billion in second quarter 2003 from $6.21 billion in second quarter 2002. Revenue increased 10% to $13.61 billion in the first half of 2003 from $12.37 billion in the first half of 2002.

Noninterest expense was $4.16 billion and $8.11 billion for the second quarter and first half of 2003, respectively, compared with $3.61 billion and $7.16 billion for the same periods of 2002.

During second quarter 2003, net charge-offs were $415 million, or .81% of average total loans (annualized), compared with $377 million, or .87%, in second quarter 2002. The provision for loan losses was $421 million and $831 million in the second quarter and first half of 2003, respectively, compared with $400 million and $870 million in the same periods of 2002. The allowance for loan losses was $3.85 billion, or 1.82% of total loans, at June 30, 2003, compared with $3.82 billion, or 1.98%, at December 31, 2002 and $3.83 billion, or 2.13%, at June 30, 2002.

At June 30, 2003, total nonaccrual loans were $1.56 billion, or .7% of total loans, compared with $1.49 billion, or .8%, at December 31, 2002 and $1.67 billion, or .9%, at June 30, 2002. Foreclosed assets were $190 million at June 30, 2003, compared with $195 million at December 31, 2002 and $183 million at June 30, 2002.

The ratio of common stockholders’ equity to total assets was 8.71% at June 30, 2003, compared with 8.67% at December 31, 2002 and 9.35% at June 30, 2002. The Company’s total risk-based capital (RBC) ratio at June 30, 2003 was 11.50% and its Tier 1 RBC ratio was 7.98%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at June 30, 2002 were 11.42% and 8.03%, respectively. The Company’s Tier 1 leverage ratios were 6.58% and 6.87% at June 30, 2003 and June 30, 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46, the Company is no longer permitted to consolidate the issuer trusts, beginning on December 31, 2003. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

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

In May 2003, the Emerging Issues Task Force published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarified accounting guidance for certain lease transactions with residual value guarantees. Based on this guidance, the Company determined that certain auto leases previously accounted for as direct finance leases should be recorded as operating leases. The Company’s implementation of this guidance on January 16, 2004 did not have a material effect on the Company’s results of operations or financial condition for any period in which such leasing activities were present (1998 through 2003).

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable equivalent basis increased to $3.99 billion in second quarter 2003, from $3.57 billion in second quarter 2002, an increase of 12%. The increase was primarily due to growth in mortgages held for sale and loans, particularly in home equity and home mortgage products. Strong growth in noninterest-bearing checking accounts and low cost core deposits also contributed to growth in net interest income. These factors were partially offset by a decline in investment portfolio income following the sale and prepayment of mortgage-backed securities and reduced loan yields due to a lower interest rate environment.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.09% in second quarter 2003 from 5.62% in second quarter 2002. While loan growth had a positive impact on net interest income, it adversely impacted the net interest margin because the new loans in a declining interest rate environment were at yields below the existing portfolio of loans. The increase in mortgages held for sale alone accounted for over half the decline in the net interest margin. In addition, during the past several quarters, the Company has shortened the duration of its portfolio through sales and prepayments of long-term mortgage-backed securities, and in second quarter 2003, the Company modestly lengthened the duration of its funding. While this has had a negative impact on the net interest margin, it will provide flexibility to add securities in the event that longer-term interest rates continue to rise.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 38.

Earning assets increased $60.8 billion in second quarter 2003 from the same period last year due to an increase in average loans and mortgages held for sale. Loans averaged $204.8 billion in second quarter 2003 compared with $174.2 billion in second quarter 2002. Average mortgages held for sale increased to $65.5 billion in second quarter 2003 from $26.6 billion in second quarter 2002 and increased to $62.0 billion in the first six months of 2003 from $31.8 billion in the first six months of 2002. The increase for both periods was due to increased originations including refinancing activity. Debt securities available for sale averaged $24.2 billion in second quarter 2003 compared with $39.4 billion in second quarter 2002.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30						,
	2003			2002
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$6,405	1.20%	$19	$2,810	1.59%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,288	4.67	14	1,798	5.65	25
Securities of U.S. states and political subdivisions	2,063	9.09	43	2,148	8.27	43
Mortgage-backed securities:
Federal agencies	15,696	8.29	302	29,865	7.00	510
Private collateralized mortgage obligations	1,994	6.91	33	2,562	7.29	46

Total mortgage-backed securities	17,690	8.13	335	32,427	7.03	556
Other debt securities (4)	3,167	7.87	59	2,982	7.63	56

Total debt securities available for sale (4)	24,208	7.99	451	39,355	7.08	680
Mortgages held for sale (3)	65,493	5.28	864	26,561	6.60	440
Loans held for sale (3)	7,063	3.82	67	5,321	5.50	73
Loans:
Commercial	47,484	6.11	723	46,628	6.94	807
Real estate 1-4 family first mortgage	50,292	5.75	723	33,549	6.71	562
Other real estate mortgage	25,661	5.51	352	25,711	6.26	401
Real estate construction	7,983	5.24	104	7,935	5.80	115
Consumer:
Real estate 1-4 family junior lien mortgage	30,341	6.16	466	24,328	7.16	434
Credit card	7,456	11.88	221	6,616	12.33	204
Other revolving credit and installment	28,876	9.05	653	23,646	10.37	612

Total consumer	66,673	8.05	1,340	54,590	9.17	1,250
Lease financing	4,570	6.39	72	4,082	6.47	65
Foreign	2,161	17.77	96	1,748	19.11	84

Total loans (5)	204,824	6.67	3,410	174,243	7.56	3,284
Other	7,717	3.14	62	6,660	4.04	67

Total earning assets	$315,710	6.22	4,873	$254,950	7.18	4,555

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,536	.31	2	$2,694	.64	4
Market rate and other savings	104,603	.69	179	92,725	.96	223
Savings certificates	21,355	2.60	138	24,862	3.30	205
Other time deposits	26,912	1.29	87	6,213	1.98	30
Deposits in foreign offices	6,278	1.22	19	4,982	1.67	21

Total interest-bearing deposits	161,684	1.05	425	131,476	1.47	483
Short-term borrowings	30,218	1.16	87	31,921	1.65	131
Long-term debt	51,677	2.64	341	41,234	3.34	344
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,215	3.63	29	2,885	4.20	30

Total interest-bearing liabilities	246,794	1.43	882	207,516	1.91	988
Portion of noninterest-bearing funding sources	68,916	—	—	47,434	—	—

Total funding sources	$315,710	1.13	882	$254,950	1.56	988

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.09%	$3,991		5.62%	$3,567

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,320			$13,417
Goodwill	9,802			9,718
Other	36,256			32,923

Total noninterest-earning assets	$59,378			$56,058

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$76,934			$59,113
Other liabilities	20,169			15,511
Preferred stockholders’ equity	47			50
Common stockholders’ equity	31,144			28,818
Noninterest-bearing funding sources used to fund earning assets	(68,916)			(47,434)

Net noninterest-bearing funding sources	$59,378			$56,058

TOTAL ASSETS	$375,088			$311,008

(1)	The average prime rate of the Company was 4.25% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.24% and 1.92% for the quarters ended June 30, 2003 and 2002, respectively, and 1.29% and 1.91% for the six months ended June 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

	Six months ended June 30						,
	2003			2002
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$4,762	1.24%	$29	$2,601	1.72%	$22
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,291	4.99	30	1,920	5.76	53
Securities of U.S. states and political subdivisions	2,051	8.92	85	2,114	8.29	84
Mortgage-backed securities:
Federal agencies	16,697	8.05	623	29,508	7.05	1,014
Private collateralized mortgage obligations	2,009	7.09	68	2,627	7.09	92

Total mortgage-backed securities	18,706	7.94	691	32,135	7.05	1,106
Other debt securities (4)	3,092	7.72	116	3,089	7.66	114

Total debt securities available for sale (4)	25,140	7.84	922	39,258	7.10	1,357
Mortgages held for sale (3)	61,977	5.41	1,678	31,826	6.45	1,031
Loans held for sale (3)	7,033	3.85	134	5,203	5.50	142
Loans:
Commercial	47,247	6.18	1,450	46,648	6.99	1,617
Real estate 1-4 family first mortgage	47,757	5.85	1,393	31,174	6.88	1,071
Other real estate mortgage	25,524	5.59	709	25,500	6.33	801
Real estate construction	7,945	5.25	207	7,983	5.77	228
Consumer:
Real estate 1-4 family junior lien mortgage	29,473	6.17	902	23,322	7.22	836
Credit card	7,428	12.16	452	6,594	12.29	406
Other revolving credit and installment	28,134	9.36	1,308	23,597	10.43	1,223

Total consumer	65,035	8.24	2,662	53,513	9.26	2,465
Lease financing	4,403	6.27	137	4,073	6.48	131
Foreign	2,057	18.16	187	1,666	19.42	162

Total loans (5)	199,968	6.78	6,745	170,557	7.64	6,475
Other	7,417	3.04	113	6,384	4.10	131

Total earning assets	$306,297	6.34	9,621	$255,829	7.22	9,158

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,472	.34	4	$2,548	.67	9
Market rate and other savings	102,720	.72	366	91,415	.96	434
Savings certificates	21,678	2.68	288	25,279	3.44	431
Other time deposits	23,739	1.32	156	5,456	2.00	55
Deposits in foreign offices	6,307	1.22	38	5,842	1.66	48

Total interest-bearing deposits	156,916	1.09	852	130,540	1.51	977
Short-term borrowings	30,842	1.19	182	36,748	1.67	305
Long-term debt	49,183	2.73	671	39,457	3.43	674
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,051	3.72	56	2,673	4.35	58

Total interest-bearing liabilities	239,992	1.48	1,761	209,418	1.94	2,014
Portion of noninterest-bearing funding sources	66,305	—	—	46,411	—	—

Total funding sources	$306,297	1.16	1,761	$255,829	1.59	2,014

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.18%	$7,860		5.63%	$7,144

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,504			$13,985
Goodwill	9,796			9,725
Other	35,556			33,093

Total noninterest-earning assets	$58,856			$56,803

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$74,270			$59,284
Other liabilities	19,990			15,517
Preferred stockholders’ equity	53			56
Common stockholders’ equity	30,848			28,357
Noninterest-bearing funding sources used to fund earning assets	(66,305)			(46,411)

Net noninterest-bearing funding sources	$58,856			$56,803

TOTAL ASSETS	$365,153			$312,632

(1)	The average prime rate of the Company was 4.25% and 4.75% for the quarters ended June 30, 2003 and 2002, respectively, and 4.25% and 4.75% for the six months ended June 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.24% and 1.92% for the quarters ended June 30, 2003 and 2002, respectively, and 1.29% and 1.91% for the six months ended June 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

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

NONINTEREST INCOME

		Quarter			Six months
	ended June 30	,	%	ended June 30	,	%
(in millions)	2003	2002	Change	2003	2002	Change

Service charges on deposit accounts	$587	$547	7%	$1,140	$1,052	8%
Trust and investment fees:
Trust, investment and IRA fees	322	341	(6)	647	677	(4)
Commissions and all other fees	148	131	13	282	257	10

Total trust and investment fees	470	472	—	929	934	(1)

Credit card fees	257	223	15	501	424	18

Other fees:
Cash network fees	46	45	2	88	92	(4)
Charges and fees on loans	186	138	35	366	271	35
All other	141	143	(1)	285	274	4

Total other fees	373	326	14	739	637	16

Mortgage banking:
Origination and other closing fees	334	204	64	610	424	44
Servicing fees, net of amortization and provision for impairment	(741)	(48)	—	(1,184)	(122)	870
Net gains on mortgage loan origination/ sales activities	831	172	383	1,468	292	403
All other	119	84	42	210	178	18

Total mortgage banking	543	412	32	1,104	772	43

Operating leases	245	289	(15)	496	595	(17)
Insurance	289	269	7	556	532	5
Net gains on debt securities available for sale	20	45	(56)	38	81	(53)
Net losses from equity investments	(47)	(58)	(19)	(145)	(78)	86
Net gains on sales of loans	5	2	150	5	8	(38)
Net gains on dispositions of operations	—	—	—	27	3	800
All other	215	140	54	399	314	27

Total	$2,957	$2,667	11%	$5,789	$5,274	10%

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

NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2003	2002		Change	2003	2002		Change

Salaries	$1,155	$1,106		4%	$2,296	$2,182		5%
Incentive compensation	503	362		39	950	719		32
Employee benefits	350	364		(4)	769	693		11
Equipment	305	228		34	573	464		23
Net occupancy	288	274		5	585	543		8
Operating leases	178	205		(13)	365	430		(15)
Net losses on dispositions of premises and equipment	10	29		(66)	6	27		(78)
Outside professional services	111	103		8	223	202		10
Contract services	250	107		134	405	224		81
Outside data processing	103	87		18	202	171		18
Telecommunications	86	78		10	164	170		(4)
Travel and entertainment	92	83		11	177	158		12
Advertising and promotion	96	79		22	176	144		22
Postage	87	59		47	171	124		38
Stationery and supplies	57	55		4	111	113		(2)
Insurance	69	61		13	119	112		6
Operating losses	64	30		113	120	76		58
Security	42	40		5	84	79		6
Core deposit intangibles	36	39		(8)	72	79		(9)
All other	276	221		25	546	452		21

Total	$4,158	$3,610		15%	$8,114	$7,162		13%

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

OPERATING SEGMENT RESULTS

Community Banking’s net income increased 6% to $1,059 million in second quarter 2003 from $1,001 million in second quarter 2002. Net income increased 7% to $2,117 million for the first six months of 2003 from $1,984 million from the first six months of 2002. Net interest income increased to $2,865 million in second quarter 2003 from $2,524 million in second quarter 2002, primarily due to growth in consumer loans, mortgages held for sale and deposits. Average loans in Community Banking grew 25% and average core deposits grew 14% from second quarter 2002. The provision for loan losses increased by $45 million for second quarter 2003 due to growth in average loans. Noninterest income for second quarter 2003 increased by $236 million over the same period in 2002 due to increases in mortgage banking fees, consumer loan fees, deposit service charges and credit card fees. Noninterest expense increased by $453 million in second quarter 2003 over the same period in 2002 due primarily to increased mortgage and home equity originations.

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

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2003	$17.6	$1.1	4 yrs., 1 mos.

At June 30, 2003, assuming a 200 basis point:
Increase in interest rates	16.1	(.4)	8 yrs., 2 mos.
Decrease in interest rates	17.9	1.4	1 yrs., 8 mos.

LOAN PORTFOLIO

							% Change
							June 30, 2003 from
	June 30	,	Dec. 31	,	June 30	,	Dec. 31 ,	June 30 ,
(in millions)	2003		2002		2002		2002	2002

Commercial (1)	$47,577		$47,292		$47,413		1%	—%
Real estate 1-4 family first mortgage	53,420		44,119		36,501		21	46
Other real estate mortgage (2)	25,703		25,312		25,665		2	—
Real estate construction	7,853		7,804		7,853		1	—
Consumer:
Real estate 1-4 family junior lien mortgage	31,514		28,147		25,601		12	23
Credit card	7,626		7,455		6,781		2	12
Other revolving credit and installment	30,943		26,353		24,504		17	26

Total consumer	70,083		61,955		56,886		13	23
Lease financing	4,556		4,085		4,073		12	12
Foreign	2,242		1,911		1,851		17	21

Total loans (net of unearned income, including net deferred loan fees, of $3,784, $3,699 and $3,481)	$211,434		$192,478		$180,242		10%	17%

(1)	Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,755 million, $4,473 million and $3,952 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(2)	Includes agricultural loans that are secured by real estate of $1,098 million, $1,111 million and $1,185 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

NONACCRUAL LOANS AND OTHER ASSETS

The table below presents comparative data for nonaccrual loans and other assets. A loan is placed on nonaccrual status (a) upon becoming 90 days past due as to interest or principal (unless both well-secured and in the process of collection), (b) when the full timely collection of interest or principal becomes uncertain or (c) when a portion of the principal balance has been charged off. Real estate 1-4 family loans (first and junior liens) are placed on nonaccrual status within 120 days of becoming past due as to interest or principal, regardless of security. Management’s classification of a loan as nonaccrual does not necessarily indicate that the principal of the loan is uncollectible in whole or in part. The table below excludes certain loans that are 90 days or more past due and still accruing that are presented in the table on the following page.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2003		2002		2002

Nonaccrual loans:
Commercial (1)	$787		$796		$934
Real estate 1-4 family first mortgage	242		230		214
Other real estate mortgage (2)	263		192		200
Real estate construction	61		93		147
Consumer:
Real estate 1-4 family junior lien mortgage	69		49		35
Other revolving credit and installment	49		48		48

Total consumer	118		97		83
Lease financing	85		79		85
Foreign	5		5		6

Total nonaccrual loans (3)	1,561		1,492		1,669
As a percentage of total loans	.7%		.8%		.9%

Foreclosed assets	190		195		183
Real estate investments (4)	5		4		2

Total nonaccrual loans and other assets	$1,756		$1,691		$1,854

(1)	Includes commercial agricultural loans of $50 million, $48 million and $50 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(2)	Includes agricultural loans secured by real estate of $28 million, $30 million and $18 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(3)	Includes impaired loans of $715 million, $612 million and $780 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $13 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

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

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2003		2002		2002

Commercial	$43		$92		$70
Real estate 1-4 family first mortgage	94		104		135
Other real estate mortgage	7		7		12
Real estate construction	11		11		34
Consumer:
Real estate 1-4 family junior lien mortgage	29		19		41
Credit card	127		131		109
Other revolving credit and installment	315		308		288

Total consumer	471		458		438

Total	$626		$672		$689

ALLOWANCE FOR LOAN LOSSES

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2003	2002	2003	2002

Balance, beginning of period	$3,840	$3,793	$3,819	$3,717

Allowances related to business combinations/other	7	18	32	95

Provision for loan losses	421	400	831	870

Loan charge-offs:
Commercial	(147)	(183)	(300)	(375)
Real estate 1-4 family first mortgage	(9)	(12)	(21)	(21)
Other real estate mortgage	(9)	(2)	(10)	(12)
Real estate construction	(3)	(3)	(6)	(23)
Consumer:
Real estate 1-4 family junior lien mortgage	(19)	(15)	(37)	(25)
Credit card	(116)	(105)	(228)	(208)
Other revolving credit and installment	(198)	(170)	(398)	(383)

Total consumer	(333)	(290)	(663)	(616)
Lease financing	(10)	(5)	(20)	(9)
Foreign	(25)	(23)	(45)	(44)

Total loan charge-offs	(536)	(518)	(1,065)	(1,100)

Loan recoveries:
Commercial	37	53	75	84
Real estate 1-4 family first mortgage	3	3	5	5
Other real estate mortgage	3	5	5	9
Real estate construction	4	7	9	8
Consumer:
Real estate 1-4 family junior lien mortgage	4	3	7	6
Credit card	13	12	25	24
Other revolving credit and installment	50	54	99	109

Total consumer	67	69	131	139
Lease financing	2	—	3	—
Foreign	5	4	8	7

Total loan recoveries	121	141	236	252

Net loan charge-offs	(415)	(377)	(829)	(848)

Balance, end of period	$3,853	$3,834	$3,853	$3,834

Net loan charge-offs (annualized) as a percentage of average total loans	.81%	.87%	.84%	1.00%

Allowance as a percentage of total loans	1.82%	2.13%	1.82%	2.13%

The Company considers the allowance for loan losses of $3.85 billion adequate to cover probable losses inherent in loans, loan commitments and standby and other letters of credit at June 30, 2003. The Company’s determination of the level of the allowance for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, (5) periodic use of sensitivity analysis and expected loss simulation modeling and (6) the Company’s ongoing examination process and that of its regulators. The allowance for loan losses consists of a component for individual loan impairment and multiple components of collective loan impairment. The Company considers relevant observable data in the recognition and measurement of the components of collective loan impairment.

OTHER ASSETS

	June 30	,	December 31	,	June 30	,
(in millions)	2003		2002		2002

Trading assets	$11,281		$10,167		$6,874
Accounts receivable	2,508		5,219		3,323
Nonmarketable equity investments:
Private equity investments	1,704		1,657		1,642
Federal bank stock	1,676		1,591		1,419
All other	1,629		1,473		1,293

Total nonmarketable equity investments	5,009		4,721		4,354

Operating lease assets	3,924		4,104		4,718
Government National Mortgage Association (GNMA) pool buy-outs	2,306		2,336		2,435
Interest receivable	1,124		1,139		1,334
Core deposit intangibles	795		868		944
Interest-earning deposits	513		352		2,107
Foreclosed assets	190		195		183
Due from customers on acceptances	110		110		83
Other	7,851		6,637		7,230

Total other assets	$35,611		$35,848		$33,585

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

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of June 30, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$34.3	11.50%	≥	$23.9	≥	8.00%
Wells Fargo Bank, N.A.	20.3	11.94	≥	13.6	≥	8.00		≥	$17.0	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.4	11.49	≥	2.4	≥	8.00		≥	3.0	≥	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$23.8	7.98%	≥	$11.9	≥	4.00%
Wells Fargo Bank, N.A.	13.1	7.72	≥	6.8	≥	4.00		≥	$10.2	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.1	10.54	≥	1.2	≥	4.00		≥	1.8	≥	6.00
Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	$23.8	6.58%	≥	$14.5	≥	4.00	%(1)
Wells Fargo Bank, N.A.	13.1	6.61	≥	7.9	≥	4.00	(1)	≥	$9.9	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.1	5.65	≥	2.2	≥	4.00	(1)	≥	2.8	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

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

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2003 and December 31, 2002 are indicated in Note 12 (Derivative Instruments and Hedging Activities) to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) a major portion of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge interest rate lock commitments, mortgages held for sale and mortgage servicing rights.

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

On April 15, 2003, the Company issued $3 billion of convertible senior debentures as a private placement. As described in Item 2 of Part II of the Company’s report on Form 10-Q for the quarter ended June 30, 2003, the convertible debentures are convertible into shares of the Company’s common stock under certain circumstances. While the Company has the ability to settle the entire amount of the conversion rights granted in this convertible debt offering in cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock. The Company can also redeem all or some of the convertible debt securities for cash at any time on or after May 5, 2008, at their principal amount plus accrued interest, if any.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. We describe some of these factors below. We describe other factors, such as credit, market, operational, liquidity, interest rate and other risks, elsewhere in this report (see, for example, “Balance Sheet Analysis”). We describe factors relating to the regulation and supervision of the Company in our 2002 Form 10-K/A. Any factor described in this report or in our 2002 Form 10-K/A could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. There are factors not described in this report or in our 2002 Form 10-K/A that could cause results to differ from our expectations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

3(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(j)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(m)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(n)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(o)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Performance-Based Compensation Policy, filed, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(b)	Directors Stock Compensation and Deferral Plan, filed, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.53 and 3.13 for the quarters ended June 30, 2003 and 2002, respectively, and 3.51 and 3.06 for the six months ended June 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.66 and 4.99 for the quarters ended June 30, 2003 and 2002, respectively, and 5.65 and 4.85 for the six months ended June 30, 2003 and 2002, respectively.

99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.52 and 3.12 for the quarters ended June 30, 2003 and 2002, respectively, and 3.51 and 3.06 for the six months ended June 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.64 and 4.98 for the quarters ended June 30, 2003 and 2002, respectively, and 5.63 and 4.84 for the six months ended June 30, 2003 and 2002, respectively.

(b)	The Company filed the following reports on Form 8-K during the second quarter of 2003:

(1)	April 11, 2003, under Item 5, regarding the sale by the Company of $3 billion aggregate principal amount of floating-rate convertible debt securities due 2033

(2)	April 15, 2003, under Item 12, regarding the Company’s financial results for the quarter ended March 31, 2003

(3)	May 5, 2003, under Item 7, filing as exhibits documents regarding the issuance by Wells Fargo Capital VII of its 5.85% Capital Securities and the issuance by the Company of its 5.85% Junior Subordinated Debentures due May 1, 2033

(4)	May 5, 2003, under Item 7, regarding the issuance by the Company of Notes linked to the Dow Jones Industrial Average due May 5, 2010

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2004	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)