Form 10-Q/A
period 2003-09-30
WELLS FARGO & CO/MN
filed 2004-01-16
CIK 72971

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

EXPLANATORY NOTE

Wells Fargo & Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to account for certain automobile leases as operating leases instead of direct financing leases. This amendment reflects the guidance specified in Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, issued in May 2003 by the Emerging Issues Task Force of the Financial Accounting Standards Board. The Company’s implementation of this guidance did not have a material effect on the Company’s results of operations or financial position for any period covered in the Amendment 1. This guidance resulted in auto leases being reclassified from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Refer to Note 2 (Auto Lease Accounting and Reclassifications) to Financial Statements included in this Amendment No. 1 for a summary of the impact of applying the guidance in Topic D-107 on the Company’s results of operations and financial condition.

      This Amendment No. 1 on Form 10-Q/A amends:

•	Part I, Item 1(Financial Statements) and Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) primarily to reflect the guidance set forth in Topic D-107, and to reclassify certain amounts to conform with current financial statement presentation including certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages; and

•	Part II, Item 6 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) to revise Exhibits 99(a) and 99(b) to reflect the guidance set forth in Topic D-107 , and to refile Exhibits 31(a), 31(b), 32(a) and 32(b).

This Amendment No. 1 does not change any information contained in any other item of the Company’s Form 10-Q as originally filed on November 7, 2003. This Amendment No. 1 also does not reflect events that have occurred after the original filing date of the Form 10-Q and does not change the “Factors That May Affect Future Results” discussion in the Form 10-Q.

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
ASSET/LIABILITY AND MARKET RISK MANAGEMENT
CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit 31(a)
Exhibit 31(b)
Exhibit 32(a)
Exhibit 32(b)
Exhibit 99(a)
Exhibit 99(b)

FORM 10-Q/A

PART I — FINANCIAL INFORMATION

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30	,
(in millions, except per share amounts)	2003	2002		2003	2002

INTEREST INCOME
Securities available for sale	$470	$582		$1,358	$1,893
Mortgages held for sale	906	591		2,585	1,622
Loans held for sale	57	52		191	194
Loans	3,482	3,311		10,224	9,780
Other interest income	64	74		205	225

Total interest income	4,979	4,610		14,563	13,714

INTEREST EXPENSE
Deposits	384	483		1,236	1,459
Short-term borrowings	72	124		254	429
Long-term debt	349	367		1,020	1,041
Guaranteed preferred beneficial interests in Company’s subordinated debentures	32	30		88	88

Total interest expense	837	1,004		2,598	3,017

NET INTEREST INCOME	4,142	3,606		11,965	10,697
Provision for loan losses	426	389		1,258	1,258

Net interest income after provision for loan losses	3,716	3,217		10,707	9,439

NONINTEREST INCOME
Service charges on deposit accounts	607	560		1,747	1,612
Trust and investment fees	504	462		1,433	1,395
Credit card fees	251	242		752	666
Other fees	422	372		1,161	1,009
Mortgage banking	773	426		1,877	1,198
Operating leases	229	268		726	863
Insurance	252	234		807	766
Net (losses) gains on debt securities available for sale	(23)	121		16	202
Net gains (losses) from equity investments	58	(152)		(87)	(230)
Other	118	80		549	406

Total noninterest income	3,191	2,613		8,981	7,887

NONINTEREST EXPENSE
Salaries	1,185	1,110		3,481	3,292
Incentive compensation	621	446		1,571	1,165
Employee benefits	374	304		1,143	997
Equipment	298	232		871	697
Net occupancy	283	278		867	821
Operating leases	175	187		541	617
Net losses on dispositions of premises and equipment	4	—		10	26
Other	1,635	1,037		4,206	3,141

Total noninterest expense	4,575	3,594		12,690	10,756

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,332	2,236		6,998	6,570
Income tax expense	771	793		2,420	2,332

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,561	1,443		4,578	4,238
Cumulative effect of change in accounting principle	—	—		—	(276)

NET INCOME	$1,561	$1,443		$4,578	$3,962

NET INCOME APPLICABLE TO COMMON STOCK	$1,560	$1,442		$4,575	$3,959

EARNINGS PER COMMON SHARE BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Earnings per common share	$.93	$.85		$2.73	$2.48

Diluted earnings per common share	$.92	$.84		$2.70	$2.46

EARNINGS PER COMMON SHARE
Earnings per common share	$.93	$.85		$2.73	$2.32

Diluted earnings per common share	$.92	$.84		$2.70	$2.30

DIVIDENDS DECLARED PER COMMON SHARE	$.45	$.28		$1.05	$.82

Average common shares outstanding	1,677.2	1,700.7		1,678.0	1,704.7

Diluted average common shares outstanding	1,693.9	1,717.8		1,692.6	1,722.6

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2003	2002	2002

ASSETS
Cash and due from banks	$15,423	$17,820	$15,813
Federal funds sold and securities purchased under resale agreements	2,692	3,174	4,047
Securities available for sale	30,260	27,947	32,974
Mortgages held for sale	55,328	51,154	42,339
Loans held for sale	7,310	6,665	5,522

Loans	228,137	192,478	181,821
Allowance for loan losses	3,854	3,819	3,816

Net loans	224,283	188,659	178,005

Mortgage servicing rights, net	5,765	4,489	4,415
Premises and equipment, net	3,517	3,688	3,664
Goodwill	9,849	9,753	9,744
Other assets	36,323	35,848	37,656

Total assets	$390,750	$349,197	$334,179

LIABILITIES
Noninterest-bearing deposits	$77,175	$74,094	$69,382
Interest-bearing deposits	174,261	142,822	136,374

Total deposits	251,436	216,916	205,756
Short-term borrowings	25,589	33,446	30,370
Accrued expenses and other liabilities	18,815	18,311	19,315
Long-term debt	58,992	47,320	45,824
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,585	2,885	2,885

Total liabilities	358,417	318,878	304,150

STOCKHOLDERS’ EQUITY
Preferred stock	319	251	294
Unearned ESOP shares	(263)	(190)	(236)

Total preferred stock	56	61	58
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,532	9,498	9,499
Retained earnings	22,064	19,355	18,396
Cumulative other comprehensive income	572	976	1,070
Treasury stock – 59,314,051 shares, 50,474,518 shares and 37,900,563 shares	(2,785)	(2,465)	(1,888)

Total stockholders’ equity	32,333	30,319	30,029

Total liabilities and stockholders’ equity	$390,750	$349,197	$334,179

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

								Cumulative
			Unearned		Additional			other	Total
	Number of	Preferred	ESOP	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
(in millions, except shares)	shares	stock	shares	stock	capital	earnings	stock	income	equity

BALANCE DECEMBER 31, 2001		$218	$(154)	$2,894	$9,436	$15,966	$(1,937)	$752	$27,175

Comprehensive income:
Net income						3,962			3,962
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $72 million of net gains included in net income								514	514
Net unrealized losses on derivatives and hedging activities, net of reclassification of $163 million of net losses on cash flow hedges included in net income								(196)	(196)

Total comprehensive income									4,280
Common stock issued	12,884,012				41	(130)	570		481
Common stock issued for acquisitions	12,017,193				4		531		535
Common stock repurchased	25,217,058						(1,206)		(1,206)
Preferred stock (238,000) issued to ESOP		239	(256)		17				—
Preferred stock released to ESOP			174		(11)				163
Preferred stock (162,687) converted to common shares	3,301,318	(163)			12		151		—
Preferred stock dividends						(3)			(3)
Common stock dividends						(1,399)			(1,399)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							3		3

Net change		76	(82)	—	63	2,430	49	318	2,854

BALANCE SEPTEMBER 30, 2002		$294	$(236)	$2,894	$9,499	$18,396	$(1,888)	$1,070	$30,029

BALANCE DECEMBER 31, 2002		$251	$(190)	$2,894	$9,498	$19,355	$(2,465)	$976	$30,319

Comprehensive income:
Net income						4,578			4,578
Other comprehensive income, net of tax:
Translation adjustments								20	20
Net unrealized losses on securities available for sale and other retained interests net of reclassification of $22 million of net gains included in net income								(77)	(77)
Net unrealized losses on derivatives and hedging activities net of reclassification of $51 million of net losses on cash flow hedges included in net income								(347)	(347)

Total comprehensive income									4,174
Common stock issued	14,383,099				22	(102)	667		587
Common stock issued for acquisitions	129,475						6		6
Common stock repurchased	27,327,815						(1,289)		(1,289)
Preferred stock (260,200) issued to ESOP		260	(279)		19				—
Preferred stock released to ESOP			206		(14)				192
Preferred stock (191,774) converted to common shares	3,975,708	(192)			7		185		—
Preferred stock dividends						(3)			(3)
Common stock dividends						(1,764)			(1,764)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							111		111

Net change		68	(73)	—	34	2,709	(320)	(404)	2,014

BALANCE SEPTEMBER 30, 2003		$319	$(263)	$2,894	$9,532	$22,064	$(2,785)	$572	$32,333

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2003	2002

Cash flows from operating activities:
Net income	$4,578	$3,962
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,258	1,258
Net provision for mortgage servicing rights in excess of fair value	974	1,522
Depreciation and amortization	3,515	3,128
Net gains on securities available for sale	(36)	(116)
Net gains on mortgage loan originations / sales activities	(1,787)	(519)
Net gains on sales of loans	(23)	(15)
Net losses on dispositions of premises and equipment	10	26
Net (gains) losses on dispositions of operations	(27)	6
Release of preferred shares to ESOP	192	163
Net increase in trading assets	(112)	(1,598)
Deferred income tax expense	718	155
Net (increase) decrease in accrued interest receivable	(70)	49
Net (decrease) increase in accrued interest payable	(12)	36
Originations of mortgages held for sale	(335,507)	(190,320)
Proceeds from sales of mortgages held for sale	329,484	176,988
Principal collected on mortgages held for sale	2,632	1,257
Net increase in loans held for sale	(645)	(777)
Other assets, net	(2,184)	(4,531)
Other accrued expenses and liabilities, net	295	2,920

Net cash provided (used) by operating activities	3,253	(6,406)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	6,057	14,566
Proceeds from prepayments and maturities	10,225	6,496
Purchases	(19,117)	(11,459)
Net cash paid for acquisitions	(816)	(574)
Increase in banking subsidiaries’ loan originations, net of collections	(18,421)	(9,043)
Proceeds from sales (including participations) of loans by banking subsidiaries	1,259	877
Purchases (including participations) of loans by banking subsidiaries	(13,468)	(1,950)
Principal collected on nonbank entities’ loans	13,754	8,441
Loans originated by nonbank entities	(15,410)	(10,610)
Purchases of loans by nonbank entities	(3,682)	—
Proceeds from dispositions of operations	30	42
Proceeds from sales of foreclosed assets	206	339
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	482	(1,348)
Net increase in mortgage servicing rights	(3,601)	(358)
Other, net	374	(3,358)

Net cash used by investing activities	(42,128)	(7,939)

Cash flows from financing activities:
Net increase in deposits	34,520	13,890
Net decrease in short-term borrowings	(7,857)	(8,300)
Proceeds from issuance of long-term debt	25,677	16,792
Repayment of long-term debt	(14,688)	(7,492)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	700	450
Proceeds from issuance of common stock	544	412
Repurchase of common stock	(1,289)	(1,206)
Payment of cash dividends on preferred and common stock	(1,767)	(1,402)
Other, net	638	46

Net cash provided by financing activities	36,478	13,190

Net change in cash and due from banks	(2,397)	(1,155)

Cash and due from banks at beginning of period	17,820	16,968

Cash and due from banks at end of period	$15,423	$15,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,586	$3,053
Income taxes	2,429	1,881
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$375	$352
Net transfers from mortgages held for sale to loans	282	224

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

		Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)		2003	2002		2003	2002

Net income, as reported		$1,561	$1,443		$4,578	$3,962
Add:	Stock-based employee compensation
	expense included in reported net
	income, net of tax	1	1		2	3
Less:	Total stock-based employee
	compensation expense under the fair
	value method for all awards, net of tax	47	49		150	145

Net income, pro forma		$1,515	$1,395		$4,430	$3,820

Earnings per common share
As reported		$.93	$.85		$2.73	$2.32
Pro forma		.90	.82		2.64	2.23
Diluted earnings per common share
As reported		$.92	$.84		$2.70	$2.30
Pro forma		.89	.81		2.62	2.21

2. Auto Lease Accounting and Reclassifications

In May 2003, the Emerging Issues Task Force (EITF) published Topic D-107, Lessor Consideration of Third-Party Residual Value Guarantees, which clarifies accounting guidance for certain lease transactions with residual value guarantees. Based on this new guidance, the Company has determined that certain auto leases previously accounted for as direct financing leases should be recorded as operating leases. This guidance resulted in a reclassification of auto leases being reclassified from loans to operating lease assets included in other assets on the balance sheet. In addition, the revised income statement presentation reflects a reduction of interest income related to direct financing leases and the recognition of rental income and depreciation expense on operating leases. Previously reported unaudited interim financial statements and the notes to the consolidated financial statements have been presented in conformity with the guidance in Topic D-107. The following tables present certain captions of the statement of income for the quarter and nine-months ended September 30, 2003 and 2002, certain captions of the statement of cash flows for nine-months ended September 30, 2003 and 2002 and certain captions in the Company’s balance sheet at September 30, 2003 and 2002, revised to conform with the guidance in Topic D-107.

	Quarter ended September 30				,
	2003		2002
STATEMENT OF INCOME:	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$4,208	$4,142	$3,695	$3,606
Provision for loan losses	434	426	395	389
Net interest income after provision for loan losses	3,774	3,716	3,300	3,217
Operating lease income	—	229	—	268
Total noninterest income	2,958	3,191	2,345	2,613
Operating lease expense	—	175	—	187
Total noninterest expense	4,400	4,575	3,407	3,594
Income tax expense	771	771	794	793
Net income	1,561	1,561	1,444	1,443

Earnings per share:
Basic	.93	.93	.85	.85
Diluted	.92	.92	.84	.84

Other information:
Net loan charge-offs	434	424	415	405

	Nine months ended September 30				,
	2003		2002
STATEMENT OF INCOME:	As	As	As	As
(in millions, except per share data)	Previously Reported	Revised	Previously Reported	Revised

Net interest income	$12,181	$11,965	$10,989	$10,697
Provision for loan losses	1,283	1,258	1,295	1,258
Net interest income after provision for loan losses	10,898	10,707	9,694	9,439
Operating lease income	—	726	—	863
Total noninterest income	8,249	8,981	7,024	7,887
Operating lease expense	—	541	—	617
Total noninterest expense	12,149	12,690	10,139	10,756
Income tax expense	2,420	2,420	2,335	2,332
Net income	4,578	4,578	3,968	3,962

Earnings per share:
Basic	2.73	2.73	2.33	2.32
Diluted	2.70	2.70	2.30	2.30

Other information:
Net charge-offs	1,283	1,254	1,288	1,252

BALANCE SHEET:	September 30, 2003		September 30, 2002
	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Total loans	$231,844	$228,137	$186,310	$181,821
Allowance for loan losses	3,893	3,854	3,861	3,816
Net loans	227,951	224,283	182,449	178,005
Other assets	32,718	36,323	33,283	37,656
Total assets	390,813	390,750	334,250	334,179

Accrued expenses and other liabilities	18,839	18,815	19,341	19,315
Retained earnings	22,103	22,064	18,441	18,396
Total stockholders’ equity	32,372	32,333	30,074	30,029
Total liabilities and stockholders’ equity	390,813	390,750	334,250	334,179

	Nine months ended September 30			,
	2003		2002
STATEMENT OF CASH FLOWS:	As	As	As	As
(in millions)	Previously Reported	Revised	Previously Reported	Revised

Net cash (used) provided by operating activities	$3,253	$3,253	$(6,406)	$(6,406)
Net cash used by investing activities	(42,128)	(42,128)	(7,939)	(7,939)

This guidance also resulted in revisions to Notes 8 and 13.

In addition to the matter discussed above, the Company has reclassified other amounts to conform with current financial statement presentation including certain mortgages, loan charge-offs and recoveries from junior lien mortgages to first mortgages.

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

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable
	Sept. 30,	Dec. 31,	Sept. 30,	Sept. 30,	Dec. 31,	Sept. 30,	dividends rate
	2003	2002	2002	2003	2002	2002	Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	1,460,000	1,460,000	1,460,000	$73	$73	$73	5.50%	10.50%

2003 ESOP Cumulative Convertible (2)	85,324	—	—	85	—	—	8.50	9.50

2002 ESOP Cumulative Convertible (2)	56,741	64,049	85,727	57	64	86	10.50	11.50

2001 ESOP Cumulative Convertible (2)	42,606	46,126	56,826	43	46	57	10.50	11.50

2000 ESOP Cumulative Convertible (2)	32,092	34,742	38,242	32	35	38	11.50	12.50

1999 ESOP Cumulative Convertible (2)	12,532	13,222	14,722	13	13	14	10.30	11.30

1998 ESOP Cumulative Convertible (2)	4,875	5,095	5,745	5	5	6	10.75	11.75

1997 ESOP Cumulative Convertible (2)	5,481	5,876	7,076	5	6	7	9.50	10.50

1996 ESOP Cumulative Convertible (2)	4,327	5,407	6,907	4	6	7	8.50	9.50

1995 ESOP Cumulative Convertible (2)	2,008	3,043	4,743	2	3	5	10.00	10.00

ESOP Cumulative Convertible (2)	—	—	612	—	—	1	9.00	9.00

Unearned ESOP shares (3)	—	—	—	(263)	(190)	(236)	—	—

Total	1,705,986	1,637,560	1,680,600	$56	$61	$58

(1)	Liquidation preference $50. On October 13, 2003, the Company called all of the shares. The shares will be redeemed on November 15, 2003 at the stated liquidation price plus accrued dividends.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, the Company recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

7. Earnings Per Common Share

The table below shows earnings per common share, diluted earnings per common share and a reconciliation of the numerator and denominator of both earnings per common share calculations.

	Quarter			Nine months
	ended September 30		,	ended September 30	,
(in millions, except per share amounts)	2003	2002		2003	2002

Net income before effect of change in accounting principle	$1,561	$1,443		$4,578	$4,238
Less: Preferred stock dividends	1	1		3	3

Net income applicable to common stock before effect of change in accounting principle (numerator)	1,560	1,442		4,575	4,235
Cumulative effect of change in accounting principle (numerator)	—	—		—	(276)

Net income applicable to common stock (numerator)	$1,560	$1,442		$4,575	$3,959

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,677.2	1,700.7		1,678.0	1,704.7

Per share before effect of change in accounting principle	$.93	$.85		$2.73	$2.48
Per share effect of change in accounting principle	—	—		—	(.16)

Per share	$.93	$.85		$2.73	$2.32

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,677.2	1,700.7		1,678.0	1,704.7
Add: Stock options	16.3	16.8		14.2	17.6
Restricted share rights	.4	.3		.4	.3

Diluted average common shares outstanding (denominator)	1,693.9	1,717.8		1,692.6	1,722.6

Per share before effect of change in accounting principle	$.92	$.84		$2.70	$2.46
Per share effect of change in accounting principle	—	—		—	(.16)

Per share	$.92	$.84		$2.70	$2.30

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

The following table provides the results for the Company’s three major operating segments.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Reconciliation		Consolidated
average balances in billions)	Banking		Banking		Financial		column (3)		Company

Quarter ended September 30,	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (1)	$2,990	$2,575	$556	$556	$599	$477	$(3)	$(2)	$4,142	$3,606
Provision for loan losses (2)	213	174	54	60	159	155	—	—	426	389
Noninterest income	2,379	2,012	707	512	97	95	8	(6)	3,191	2,613
Noninterest expense	3,603	2,761	629	564	343	268	—	1	4,575	3,594

Income (loss) before income tax expense (benefit)	1,553	1,652	580	444	194	149	5	(9)	2,332	2,236
Income tax expense (benefit)	488	580	208	159	73	57	2	(3)	771	793

Net income (loss)	$1,065	$1,072	$372	$285	$121	$92	$3	$(6)	$1,561	$1,443

Average loans	$146.0	$112.5	$49.0	$49.1	$21.2	$15.6	$—	$—	$216.2	$177.2
Average assets	290.2	226.3	75.7	71.3	22.9	17.4	6.2	6.1	395.0	321.1
Average core deposits	191.8	166.1	23.8	18.2	.1	.1	—	—	215.7	184.4

Nine months ended September 30,

Net interest income (1)	$8,633	$7,644	$1,667	$1,691	$1,672	$1,370	$(7)	$(8)	$11,965	$10,697
Provision for loan losses (2)	656	611	154	218	448	429	—	—	1,258	1,258
Noninterest income	6,674	5,876	2,015	1,728	283	273	9	10	8,981	7,887
Noninterest expense	9,830	8,196	1,885	1,747	973	810	2	3	12,690	10,756

Income (loss) before income tax expense (benefit) and effect of change in accounting principle	4,821	4,713	1,643	1,454	534	404	—	(1)	6,998	6,570
Income tax expense (benefit)	1,638	1,659	580	521	202	153	—	(1)	2,420	2,332

Net income before effect of change in accounting principle	3,183	3,054	1,063	933	332	251	—	—	4,578	4,238
Cumulative effect of change in accounting principle	—	—	—	(98)	—	(178)	—	—	—	(276)

Net income	$3,183	$3,054	$1,063	$835	$332	$73	$—	$—	$4,578	$3,962

Average loans	$136.7	$108.5	$49.4	$49.5	$19.3	$14.8	$—	$—	$205.4	$172.8
Average assets	271.8	222.4	76.1	70.3	21.1	16.6	6.2	6.2	375.2	315.5
Average core deposits	184.1	162.5	21.8	17.9	.1	.1	—	—	206.0	180.5

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes actual interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	Generally, the provision for loan losses represents actual net charge-offs for each operating segment.
(3)	The reconciling items for net interest income, noninterest income and net income are from Corporate level equity investment activities. The material item in the reconciliation column for average assets is unallocated goodwill held at the enterprise level.

9. Mortgage Banking Activities

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income are presented below:

	Quarter			Nine months
	ended September 30		,	ended September 30		,
(in millions)	2003	2002		2003	2002

Origination and other closing fees	$393	$271		$1,003	$696
Servicing fees, net of amortization and provision for impairment (1)	(82)	(158)		(1,266)	(279)
Net gains on mortgage loan originations/sales activities	319	226		1,787	519
All other	143	87		353	262

Total mortgage banking	$773	$426		$1,877	$1,198

(1)	Includes impairment write-downs on other retained interests of $2 million and $59 million for the quarters ended September 30, 2003 and 2002, respectively, and $79 million and $496 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Condensed Consolidating Statement of Income

	Quarter ended September 30 2003					,
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,041	$—	$—	$(1,041)	$—
Nonbank	100	—	—	(100)	—
Interest income from loans	—	731	2,751	—	3,482
Interest income from subsidiaries	155	—	—	(155)	—
Other interest income	20	19	1,458	—	1,497

Total interest income	1,316	750	4,209	(1,296)	4,979

Short-term borrowings	19	18	92	(57)	72
Long-term debt	145	199	85	(80)	349
Other interest expense	—	—	416	—	416

Total interest expense	164	217	593	(137)	837

NET INTEREST INCOME	1,152	533	3,616	(1,159)	4,142
Provision for loan losses	—	219	207	—	426

Net interest income after provision for loan losses	1,152	314	3,409	(1,159)	3,716

NONINTEREST INCOME
Fee income – nonaffiliates	—	55	1,729	—	1,784
Other	35	51	1,342	(21)	1,407

Total noninterest income	35	106	3,071	(21)	3,191

NONINTEREST EXPENSE
Salaries and benefits	37	188	1,955	—	2,180
Other	(45)	139	2,340	(39)	2,395

Total noninterest expense	(8)	327	4,295	(39)	4,575

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,195	93	2,185	(1,141)	2,332
Income tax expense	30	35	706	—	771
Equity in undistributed income of subsidiaries	396	—	—	(396)	—

NET INCOME	$1,561	$58	$1,479	$(1,537)	$1,561

Condensed Consolidating Statement of Income

	Quarter ended September 30 2002					,
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,525	$—	$—	$(1,525)	$—
Nonbank	144	—	—	(144)	—
Interest income from loans	—	591	2,720	—	3,311
Interest income from subsidiaries	95	—	—	(95)	—
Other interest income	18	20	1,261	—	1,299

Total interest income	1,782	611	3,981	(1,764)	4,610

Short-term borrowings	31	26	134	(67)	124
Long-term debt	113	141	123	(10)	367
Other interest expense	—	—	513	—	513

Total interest expense	144	167	770	(77)	1,004

NET INTEREST INCOME	1,638	444	3,211	(1,687)	3,606
Provision for loan losses	—	152	237	—	389

Net interest income after provision for loan losses	1,638	292	2,974	(1,687)	3,217

NONINTEREST INCOME
Fee income – nonaffiliates	—	54	1,582	—	1,636
Other	26	58	909	(16)	977

Total noninterest income	26	112	2,491	(16)	2,613

NONINTEREST EXPENSE
Salaries and benefits	37	141	1,682	—	1,860
Other	11	107	1,651	(35)	1,734

Total noninterest expense	48	248	3,333	(35)	3,594

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,616	156	2,132	(1,668)	2,236
Income tax (benefit) expense	(61)	57	797	—	793
Equity in undistributed income of subsidiaries	(234)	—	—	234	—

NET INCOME	$1,443	$99	$1,335	$(1,434)	$1,443

Condensed Consolidating Statement of Income

	Nine months ended September 30 2003					,
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,831	$—	$—	$(2,831)	$—
Nonbank	820	—	—	(820)	—
Interest income from loans	2	2,038	8,184	—	10,224
Interest income from subsidiaries	390	—	—	(390)	—
Other interest income	55	57	4,227	—	4,339

Total interest income	4,098	2,095	12,411	(4,041)	14,563

Short-term borrowings	61	62	323	(192)	254
Long-term debt	406	511	255	(152)	1,020
Other interest expense	—	—	1,324	—	1,324

Total interest expense	467	573	1,902	(344)	2,598

NET INTEREST INCOME	3,631	1,522	10,509	(3,697)	11,965
Provision for loan losses	—	549	709	—	1,258

Net interest income after provision for loan losses	3,631	973	9,800	(3,697)	10,707

NONINTEREST INCOME
Fee income – nonaffiliates	—	155	4,938	—	5,093
Other	110	160	3,680	(62)	3,888

Total noninterest income	110	315	8,618	(62)	8,981

NONINTEREST EXPENSE
Salaries and benefits	104	527	5,564	—	6,195
Other	(1)	398	6,206	(108)	6,495

Total noninterest expense	103	925	11,770	(108)	12,690

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,638	363	6,648	(3,651)	6,998
Income tax (benefit) expense	(43)	137	2,326	—	2,420
Equity in undistributed income of subsidiaries	897	—	—	(897)	—

NET INCOME	$4,578	$226	$4,322	$(4,548)	$4,578

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,004	$—	$—	$(3,004)	$—
Nonbank	190	—	—	(190)	—
Interest income from loans	—	1,688	8,092	—	9,780
Interest income from subsidiaries	264	—	—	(264)	—
Other interest income	61	59	3,814	—	3,934

Total interest income	3,519	1,747	11,906	(3,458)	13,714
Short-term borrowings	103	76	434	(184)	429
Long-term debt	330	403	336	(28)	1,041
Other interest expense	—	—	1,547	—	1,547

Total interest expense	433	479	2,317	(212)	3,017

NET INTEREST INCOME	3,086	1,268	9,589	(3,246)	10,697
Provision for loan losses	—	451	807	—	1,258

Net interest income after provision for loan losses	3,086	817	8,782	(3,246)	9,439

NONINTEREST INCOME
Fee income — nonaffiliates	—	151	4,531	—	4,682
Other	135	170	2,955	(55)	3,205

Total noninterest income	135	321	7,486	(55)	7,887

NONINTEREST EXPENSE
Salaries and benefits	128	422	4,904	—	5,454
Other	29	324	5,055	(106)	5,302

Total noninterest expense	157	746	9,959	(106)	10,756

INCOME BEFORE INCOME TAX (BENEFIT) EXPENSE, EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,064	392	6,309	(3,195)	6,570
Income tax (benefit) expense	(161)	144	2,349	—	2,332
Equity in undistributed income of subsidiaries	756	—	—	(756)	—

NET INCOME BEFORE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,981	248	3,960	(3,951)	4,238
Cumulative effect of change in accounting principle	(19)	—	(257)	—	(276)

NET INCOME	$3,962	$248	$3,703	$(3,951)	$3,962

Condensed Consolidating Balance Sheet

	September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,922	$24	$—	$(4,946)	$—
Nonaffiliates	233	158	17,724	—	18,115
Securities available for sale	1,093	1,663	27,511	(7)	30,260
Mortgages and loans held for sale	—	—	62,638	—	62,638

Loans	1	21,718	206,418	—	228,137
Loans to nonbank subsidiaries	23,856	802	—	(24,658)	—
Allowance for loan losses	—	753	3,101	—	3,854

Net loans	23,857	21,767	203,317	(24,658)	224,283

Investments in subsidiaries:
Bank	32,684	—	—	(32,684)	—
Nonbank	3,777	—	—	(3,777)	—
Other assets	2,831	737	52,596	(710)	55,454

Total assets	$69,397	$24,349	$363,786	$(66,782)	$390,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$107	$256,288	$(4,959)	$251,436
Short-term borrowings	786	4,597	31,702	(11,496)	25,589
Accrued expenses and other liabilities	1,399	970	20,423	(3,977)	18,815
Long-term debt	30,253	16,574	20,538	(8,373)	58,992
Indebtedness to subsidiaries	1,976	—	—	(1,976)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,650	—	935	—	3,585

Total liabilities	37,064	22,248	329,886	(30,781)	358,417
Stockholders’ equity	32,333	2,101	33,900	(36,001)	32,333

Total liabilities and stockholders’ equity	$69,397	$24,349	$363,786	$(66,782)	$390,750

Condensed Consolidating Balance Sheet

	September 30, 2002
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$3,687	$51	$—	$(3,738)	$—
Nonaffiliates	182	170	19,508	—	19,860
Securities available for sale	1,148	1,517	30,315	(6)	32,974
Mortgages and loans held for sale	—	—	47,861	—	47,861

Loans	2	15,541	166,278	—	181,821
Loans to nonbank subsidiaries	11,252	601	—	(11,853)	—
Allowance for loan losses	—	593	3,223	—	3,816

Net loans	11,254	15,549	163,055	(11,853)	178,005

Investments in subsidiaries:
Bank	31,115	—	—	(31,115)	—
Nonbank	4,418	—	—	(4,418)	—
Other assets	2,487	690	53,082	(780)	55,479

Total assets	$54,291	$17,977	$313,821	$(51,910)	$334,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$86	$209,415	$(3,745)	$205,756
Short-term borrowings	3,090	4,480	30,983	(8,183)	30,370
Accrued expenses and other liabilities	1,304	725	18,569	(1,283)	19,315
Long-term debt	17,382	10,350	21,121	(3,029)	45,824
Indebtedness to subsidiaries	536	—	—	(536)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885

Total liabilities	24,262	15,641	281,023	(16,776)	304,150
Stockholders’ equity	30,029	2,336	32,798	(35,134)	30,029

Total liabilities and stockholders’ equity	$54,291	$17,977	$313,821	$(51,910)	$334,179

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$3,866	$1,057	$(1,670)	$3,253

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	138	309	5,610	6,057
Proceeds from prepayments and maturities	128	178	9,919	10,225
Purchases	(333)	(612)	(18,172)	(19,117)
Net cash paid for acquisitions	(33)	(600)	(183)	(816)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(18,421)	(18,421)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	1,259	1,259
Purchases (including participations) of loans by banking subsidiaries	—	—	(13,468)	(13,468)
Principal collected on nonbank entities’ loans	3,683	9,622	449	13,754
Loans originated by nonbank entities	—	(14,842)	(568)	(15,410)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,042)	—	1,042	—
Capital notes and term loans made to subsidiaries	(11,225)	—	11,225	—
Principal collected on notes/loans made to subsidiaries	3,583	—	(3,583)	—
Net decrease (increase) in investment in subsidiaries	37	—	(37)	—
Other, net	—	85	(2,594)	(2,509)

Net cash used by investing activities	(8,746)	(5,860)	(27,522)	(42,128)

Cash flows from financing activities:
Net increase in deposits	—	19	34,501	34,520
Net decrease in short-term borrowings	(1,502)	(1,057)	(5,298)	(7,857)
Proceeds from issuance of long-term debt	13,553	7,976	4,148	25,677
Repayment of long-term debt	(3,364)	(1,648)	(9,676)	(14,688)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	700	—	—	700
Proceeds from issuance of common stock	544	—	—	544
Repurchase of common stock	(1,289)	—	—	(1,289)
Payment of cash dividends on preferred and common stock	(1,767)	(600)	600	(1,767)
Other, net	—	—	638	638

Net cash provided by financing activities	6,875	4,690	24,913	36,478

Net change in cash and due from banks	1,995	(113)	(4,279)	(2,397)
Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$5,155	$182	$10,086	$15,423

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2002
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$3,620	$776	$(10,802)	$(6,406)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	386	636	13,544	14,566
Proceeds from prepayments and maturities	96	98	6,302	6,496
Purchases	(131)	(845)	(10,483)	(11,459)
Net cash (paid for) acquired from acquisitions	(577)	(281)	284	(574)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(9,043)	(9,043)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	877	877
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,950)	(1,950)
Principal collected on nonbank entities’ loans	—	8,035	406	8,441
Loans originated by nonbank entities	—	(10,235)	(375)	(10,610)
Net advances to nonbank entities	(844)	—	844	—
Principal collected on notes/loans made to subsidiaries	231	—	(231)	—
Net decrease (increase) in investment in subsidiaries	209	—	(209)	—
Other, net	—	(14)	(4,669)	(4,683)

Net cash used by investing activities	(630)	(2,606)	(4,703)	(7,939)

Cash flows from financing activities:
Net increase in deposits	—	9	13,881	13,890
Net (decrease) increase in short-term borrowings	(3,059)	330	(5,571)	(8,300)
Proceeds from issuance of long-term debt	5,308	2,827	8,657	16,792
Repayment of long-term debt	(2,534)	(1,325)	(3,633)	(7,492)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	450	—	—	450
Proceeds from issuance of common stock	412	—	—	412
Repurchase of common stock	(1,206)	—	—	(1,206)
Payment of cash dividends on preferred and common stock	(1,402)	(45)	45	(1,402)
Other, net	—	—	46	46

Net cash (used) provided by financing activities	(2,031)	1,796	13,425	13,190

Net change in cash and due from banks	959	(34)	(2,080)	(1,155)
Cash and due from banks at beginning of period	2,910	255	13,803	16,968

Cash and due from banks at end of period	$3,869	$221	$11,723	$15,813

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2003 from		Nine months ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	%
(in millions, except per share amounts)	2003	2003	2002	2003	2002	2003	2002	Change

For the Period

Before effect of change in accounting principle (1)
Net income	$1,561	$1,525	$1,443	2%	8%	$4,578	$4,238	8%
Diluted earnings per common share	.92	.90	.84	2	10	2.70	2.46	10

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.57%	1.63%	1.78%	(4)	(12)	1.63%	1.80%	(9)
Net income applicable to common stock to average common stockholders’ equity (ROE)	18.88	19.62	19.38	(4)	(3)	19.42	19.70	(1)

After effect of change in accounting principle
Net income	$1,561	$1,525	$1,443	2	8	$4,578	$3,962	16
Diluted earnings per common share	.92	.90	.84	2	10	2.70	2.30	17

Profitability ratios (annualized)
ROA	1.57%	1.63%	1.78%	(4)	(12)	1.63%	1.68%	(3)
ROE	18.88	19.62	19.38	(4)	(3)	19.42	18.42	5

Efficiency ratio (2)	62.4	60.0	57.8	4	8	60.6	57.9	5

Total revenue	$7,333	$6,930	$6,219	6	18	$20,946	$18,584	13

Dividends declared per common share	.45	.30	.28	50	61	1.05	.82	28

Average common shares outstanding	1,677.2	1,675.7	1,700.7	—	(1)	1,678.0	1,704.7	(2)
Diluted average common shares outstanding	1,693.9	1,690.6	1,717.8	—	(1)	1,692.6	1,722.6	(2)

Average loans	$216,181	$204,824	$177,175	6	22	$205,431	$172,786	19
Average assets	394,995	375,088	321,147	5	23	375,209	315,500	19
Average core deposits	215,685	205,428	184,448	5	17	206,041	180,521	14

Net interest margin	5.01%	5.09%	5.48%	(2)	(9)	5.12%	5.58%	(8)

At Period End
Securities available for sale	$30,260	$24,625	$32,974	23	(8)	$30,260	$32,974	(8)
Loans	228,137	211,434	181,821	8	25	228,137	181,821	25
Allowance for loan losses	3,854	3,853	3,816	—	1	3,854	3,816	1
Goodwill	9,849	9,803	9,744	—	1	9,849	9,744	1
Assets	390,750	369,583	334,179	6	17	390,750	334,179	17
Core deposits	209,422	210,722	190,606	(1)	10	209,422	190,606	10
Common stockholders’ equity	32,277	32,184	29,971	—	8	32,277	29,971	8
Stockholders’ equity	32,333	32,236	30,029	—	8	32,333	30,029	8
Tier 1 capital (3)	24,530	23,811	20,982	3	17	24,530	20,982	17
Total capital (3)	35,012	34,318	30,460	2	15	35,012	30,460	15

Capital ratios
Common stockholders’ equity to assets	8.26%	8.71%	8.97%	(5)	(8)	8.26%	8.97%	(8)
Stockholders’ equity to assets	8.27	8.72	8.99	(5)	(8)	8.27	8.99	(8)
Risk-based capital (3)
Tier 1 capital	8.14	7.98	7.93	2	3	8.14	7.93	3
Total capital	11.62	11.50	11.51	1	1	11.62	11.51	1
Tier 1 leverage (3)	6.43	6.58	6.81	(2)	(6)	6.43	6.81	(6)

Book value per common share	$19.25	$19.18	$17.65	—	9	$19.25	$17.65	9

Staff (active, full-time equivalent)	139,200	135,500	125,700	3	11	139,200	125,700	11

Common Stock Price
High	$53.71	$52.80	$54.84	2	(2)	$53.71	$54.84	(2)
Low	48.90	45.01	38.10	9	28	43.27	38.10	14
Period end	51.50	50.40	48.16	2	7	51.50	48.16	7

(1)	Change in accounting principle relates to transitional goodwill impairment charge recorded in first quarter 2002 related to the adoption of FAS 142, Goodwill and Other Intangible Assets.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(3)	See the Regulatory and Agency Capital Requirements section for additional information.

This report on Form 10-Q/A for the quarter ended September 30, 2003, including Item 1 (Financial Statements) and Item 2 (Management Discussion and Analysis of Financial Condition and Results of Operations) of Part I, contains forward-looking statements about the Company. Broadly speaking, forward-looking statements include forecasts of future financial results and condition, expectations for future operations and business, and any assumptions underlying those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual outcomes and results might differ significantly from forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some of the factors that may cause results to differ.

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

Net income for third quarter 2003 increased 8% to $1.56 billion, from $1.44 billion for third quarter 2002. Diluted earnings per common share for third quarter 2003 were $.92, up 10%, compared with $.84 for third quarter 2002. Return on average assets (ROA) was 1.57% and return of average common equity (ROE) was 18.88% for third quarter 2003, compared with 1.78% and 19.38%, respectively, for the same period of 2002.

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

Net income for the first nine months of 2003 was $4.58 billion, or $2.70 per share, compared with $4.24 billion, or $2.46 per share, before the effect of a first quarter accounting change related to FAS 142, Goodwill and Other Intangible Assets, for the first nine months of 2002. On the same basis, ROA was 1.63% in the first nine months of 2003, compared with 1.80% for the first nine months of 2002. ROE was 19.42% in the first nine months of 2003, compared with 19.70% for the first nine months of 2002.

Net interest income on a taxable-equivalent basis was $4.16 billion for third quarter 2003 and $12.02 billion for the first nine months of 2003, compared with $3.63 billion and $10.78 billion for the same periods of 2002. The Company’s net interest margin was 5.01% and 5.12% for the third quarter and first nine months of 2003, respectively, compared with 5.48% and 5.58% for the same periods of 2002.

Noninterest income was $3.19 billion and $8.98 billion for the third quarter and first nine months of 2003, respectively, compared with $2.61 billion and $7.89 billion for the same periods of 2002. The strategic actions taken in third quarter 2003 reduced noninterest income by $100 million.

Revenue, the sum of net interest income and noninterest income, increased 18% to $7.33 billion in third quarter 2003 from $6.22 billion in third quarter 2002. Revenue increased 13% to $20.95 billion in the first nine months of 2003 from $18.58 billion in the first nine months of 2002.

Noninterest expense was $4.58 billion and $12.69 billion for the third quarter and first nine months of 2003, respectively, compared with $3.59 billion and $10.76 billion for the same periods of 2002. The strategic actions taken in third quarter 2003 accounted for $233 million, or 23%, of the growth in expenses from third quarter 2002. These strategic actions were part of the Company’s on-going efforts to improve operating efficiency and will reduce future donations expense, occupancy costs and equipment and software costs.

During third quarter 2003, net charge-offs were $424 million, or .78% of average total loans (annualized), compared with $405 million, or .91%, in third quarter 2002. The provision for loan losses was $426 million and $1,258 million in the third quarter and first nine months of 2003, respectively, compared with $389 million and $1,258 million in the same periods of 2002. The allowance for loan losses was $3.85 billion, or 1.69% of total loans, at September 30, 2003, compared with $3.82 billion, or 1.98%, at December 31, 2002 and $3.82 billion, or 2.10%, at September 30, 2002.

At September 30, 2003, total nonaccrual loans were $1.52 billion, or .66% of total loans, compared with $1.49 billion, or .78%, at December 31, 2002 and $1.55 billion, or .85%, at September 30, 2002. Foreclosed assets were $196 million at September 30, 2003, $195 million at December 31, 2002 and $175 million at September 30, 2002.

The ratio of common stockholders’ equity to total assets was 8.26% at September 30, 2003, compared with 8.67% at December 31, 2002 and 8.97% at September 30, 2002. The Company’s total risk-based capital (RBC) ratio at September 30, 2003 was 11.62% and its Tier 1 RBC ratio was 8.14%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. The Company’s RBC ratios at September 30, 2002 were 11.51% and 7.93%, respectively. The Company’s Tier 1 leverage ratios were 6.43% and 6.81% at September 30, 2003 and 2002, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

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

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a taxable equivalent basis increased to $4.16 billion in third quarter 2003, from $3.63 billion in third quarter 2002, an increase of 15%.

Net interest income on a taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The net interest margin decreased to 5.01% in third quarter 2003 from 5.48% in third quarter 2002. While loan growth had a positive impact on net interest income, the net interest margin was impacted by the low interest rate environment primarily because the new loans were made at yields below the existing portfolio of loans. The pace of the decline in the margin slowed in third quarter 2003 from prior quarters. While the margin stabilized somewhat toward the end of third quarter 2003 and the strategic actions taken in third quarter 2003 may help further stabilize the margin, the net interest margin may be impacted by a variety of factors, primarily the mix of assets and liabilities, some of which could benefit and some of which could adversely impact the margin.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 38.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30						,
	2003			2002
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,514	.88%	$6	$2,641	1.72%	$11
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,283	4.59	14	1,719	5.48	23
Securities of U.S. states and political subdivisions	2,442	8.92	51	2,123	8.21	41
Mortgage-backed securities:
Federal agencies	18,538	7.50	334	26,037	7.20	445
Private collateralized mortgage obligations	1,972	5.25	25	2,119	7.20	37

Total mortgage-backed securities	20,510	7.28	359	28,156	7.20	482
Other debt securities (4)	3,540	7.89	64	2,883	7.87	58

Total debt securities available for sale (4)	27,775	7.37	488	34,881	7.23	604
Mortgages held for sale (3)	69,786	5.18	906	38,384	6.15	591
Loans held for sale (3)	7,124	3.17	57	5,302	3.92	52
Loans:
Commercial	46,947	6.04	714	46,323	6.76	789
Real estate 1-4 family first mortgage	57,817	5.31	770	34,029	6.58	561
Other real estate mortgage	25,635	5.33	343	25,389	6.09	389
Real estate construction	7,775	4.98	98	7,843	5.74	114
Consumer:
Real estate 1-4 family junior lien mortgage	32,512	5.69	466	26,530	7.07	472
Credit card	7,683	12.11	233	6,898	12.35	213
Other revolving credit and installment	31,053	8.81	689	24,251	10.24	625

Total consumer	71,248	7.74	1,388	57,679	9.03	1,310
Lease financing	4,497	6.27	70	4,070	6.20	64
Foreign	2,262	18.01	102	1,842	18.79	87

Total loans (5)	216,181	6.41	3,485	177,175	7.44	3,314
Other	8,905	2.60	58	6,814	3.65	63

Total earning assets	$332,285	6.02	5,000	$265,197	7.00	4,635

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,592	.20	1	$2,464	.44	3
Market rate and other savings	108,969	.61	166	94,768	1.00	238
Savings certificates	20,429	2.43	125	23,813	3.05	183
Other time deposits	27,633	1.11	78	9,068	1.88	43
Deposits in foreign offices	5,643	1.00	14	3,949	1.62	16

Total interest-bearing deposits	165,266	.92	384	134,062	1.43	483
Short-term borrowings	29,572	.96	72	29,558	1.66	124
Long-term debt	57,960	2.40	349	43,568	3.36	367
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,525	3.64	32	2,885	4.17	30

Total interest-bearing liabilities	256,323	1.30	837	210,073	1.90	1,004
Portion of noninterest-bearing funding sources	75,962	—	—	55,124	—	—

Total funding sources	$332,285	1.01	837	$265,197	1.52	1,004

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.01%	$4,163		5.48%	$3,631

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,642			$13,128
Goodwill	9,817			9,741
Other	39,251			33,081

Total noninterest-earning assets	$62,710			$55,950

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$83,695			$63,403
Other liabilities	22,139			18,111
Preferred stockholders’ equity	50			54
Common stockholders’ equity	32,788			29,506
Noninterest-bearing funding sources used to fund earning assets	(75,962)			(55,124)

Net noninterest-bearing funding sources	$62,710			$55,950

TOTAL ASSETS	$394,995			$321,147

(1)	The average prime rate of the Company was 4.00% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively, and 4.16% and 4.75% for the nine months ended September 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.13% and 1.81% for the quarters ended September 30, 2003 and 2002, respectively, and 1.23% and 1.88% for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

	Nine Months ended September 30						,
	2003			2002
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$4,005	1.16%	$35	$2,615	1.72%	$34
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,288	4.85	45	1,852	5.67	76
Securities of U.S. states and political subdivisions	2,183	8.92	136	2,117	8.27	125
Mortgage-backed securities:
Federal agencies	17,317	7.84	957	28,338	7.10	1,460
Private collateralized mortgage obligations	1,997	6.48	93	2,456	7.13	128

Total mortgage-backed securities	19,314	7.70	1,050	30,794	7.10	1,588
Other debt securities (4)	3,243	7.77	179	3,020	7.73	172

Total debt securities available for sale (4)	26,028	7.67	1,410	37,783	7.15	1,961
Mortgages held for sale (3)	64,609	5.33	2,585	34,036	6.34	1,622
Loans held for sale (3)	7,064	3.62	191	5,236	4.96	194
Loans:
Commercial	47,146	6.13	2,164	46,539	6.91	2,406
Real estate 1-4 family first mortgage	51,147	5.65	2,164	32,136	6.77	1,632
Other real estate mortgage	25,561	5.50	1,052	25,462	6.25	1,191
Real estate construction	7,888	5.16	305	7,936	5.76	342
Consumer:
Real estate 1-4 family junior lien mortgage	30,497	6.00	1,368	24,403	7.17	1,308
Credit card	7,514	12.14	684	6,696	12.32	619
Other revolving credit and installment	29,117	9.17	1,997	23,818	10.37	1,848

Total consumer	67,128	8.06	4,049	54,917	9.18	3,775
Lease financing	4,435	6.26	208	4,071	6.39	194
Foreign	2,126	18.10	289	1,725	19.19	248

Total loans (5)	205,431	6.65	10,231	172,786	7.57	9,788
Other	7,918	2.87	170	6,529	3.94	193

Total earning assets	$315,055	6.23	14,622	$258,985	7.14	13,792

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,512	.29	5	$2,519	.60	11
Market rate and other savings	104,826	.68	533	92,545	.97	672
Savings certificates	21,257	2.60	413	24,785	3.32	615
Other time deposits	25,052	1.24	233	6,672	1.95	97
Deposits in foreign offices	6,083	1.15	52	5,204	1.65	64

Total interest-bearing deposits	159,730	1.03	1,236	131,725	1.48	1,459
Short-term borrowings	30,414	1.12	254	34,324	1.67	429
Long-term debt	52,141	2.61	1,020	40,843	3.40	1,041
Guaranteed preferred beneficial interests in Company’s subordinated debentures	3,210	3.69	88	2,745	4.29	88

Total interest-bearing liabilities	245,495	1.41	2,598	209,637	1.92	3,017
Portion of noninterest-bearing funding sources	69,560	—	—	49,348	—	—

Total funding sources	$315,055	1.11	2,598	$258,985	1.56	3,017

Net interest margin and net interest income on a taxable-equivalent basis (6)		5.12%	$12,024		5.58%	$10,775

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,551			$13,696
Goodwill	9,803			9,731
Other	36,800			33,088

Total noninterest-earning assets	$60,154			$56,515

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$77,446			$60,672
Other liabilities	20,714			16,392
Preferred stockholders’ equity	52			55
Common stockholders’ equity	31,502			28,744
Noninterest-bearing funding sources used to fund earning assets	(69,560)			(49,348)

Net noninterest-bearing funding sources	$60,154			$56,515

TOTAL ASSETS	$375,209			$315,500

(1)	The average prime rate of the Company was 4.00% and 4.75% for the quarters ended September 30, 2003 and 2002, respectively, and 4.16% and 4.75% for the nine months ended September 30, 2003 and 2002, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.13% and 1.81% for the quarters ended September 30, 2003 and 2002, respectively, and 1.23% and 1.88% for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for all periods presented.

Earning assets increased $67.1 billion in third quarter 2003 from the same period last year due to an increase in average loans and mortgages held for sale. Loans averaged $216.2 billion in third quarter 2003 compared with $177.2 billion in third quarter 2002. Average mortgages held for sale increased to $69.8 billion in third quarter 2003 from $38.4 billion in third quarter 2002 and increased to $64.6 billion in the first nine months of 2003 from $34.0 billion in the first nine months of 2002. The increase for both periods was due to increased originations including refinancing activity. Debt securities available for sale averaged $27.8 billion in third quarter 2003 compared with $34.9 billion in third quarter 2002.

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

NONINTEREST INCOME

	Quarter			Nine months
	ended Sept. 30	,	%	ended Sept. 30	,	%
(in millions)	2003	2002	Change	2003	2002	Change

Service charges on deposit accounts	$607	$560	8%	$1,747	$1,612	8%
Trust and investment fees:
Trust, investment and IRA fees	348	327	6	995	1,004	(1)
Commissions and all other fees	156	135	16	438	391	12

Total trust and investment fees	504	462	9	1,433	1,395	3

Credit card fees	251	242	4	752	666	13

Other fees:
Cash network fees	48	47	2	136	139	(2)
Charges and fees on loans	199	160	24	565	432	31
All other	175	165	6	460	438	5

Total other fees	422	372	13	1,161	1,009	15

Mortgage banking:
Origination and other closing fees	393	271	45	1,003	696	44
Servicing fees, net of amortization and provision for impairment	(82)	(158)	(48)	(1,266)	(279)	354
Net gains on mortgage loan origination/sales activities	319	226	41	1,787	519	244
All other	143	87	64	353	262	35

Total mortgage banking	773	426	81	1,877	1,198	57

Operating leases	229	268	(15)	726	863	(16)
Insurance	252	234	8	807	766	5
Net (losses) gains on debt securities available for sale	(23)	121	—	16	202	(92)
Net gains (losses) from equity investments	58	(152)	—	(87)	(230)	(62)
Net gains on sales of loans	19	7	171	23	15	53
Net (losses) gains on dispositions of operations	—	(9)	(100)	27	(6)	—
All other	99	82	21	499	397	26

Total	$3,191	$2,613	22%	$8,981	$7,887	14%

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

NONINTEREST EXPENSE

	Quarter			Nine months
	ended Sept. 30,		%	ended Sept. 30,		%
(in millions)	2003	2002	Change	2003	2002	Change

Salaries	$1,185	$1,110	7%	$3,481	$3,292	6%
Incentive compensation	621	446	39	1,571	1,165	35
Employee benefits	374	304	23	1,143	997	15
Equipment	298	232	28	871	697	25
Net occupancy	283	278	2	867	821	6
Operating leases	175	187	(6)	541	617	(12)
Net losses on dispositions of premises and equipment	4	—	—	10	26	(62)
Outside professional services	122	108	13	345	309	12
Contract services	270	129	109	675	353	91
Outside data processing	105	91	15	306	262	17
Telecommunications	92	94	(2)	256	263	(3)
Travel and entertainment	98	85	15	275	243	13
Advertising and promotion	98	85	15	274	229	20
Postage	94	65	45	265	189	40
Stationery and supplies	62	51	22	173	164	5
Insurance	48	29	66	166	141	18
Operating losses	29	40	(28)	149	115	30
Security	41	41	—	125	121	3
Core deposit intangibles	35	38	(8)	107	118	(9)
All other	541	181	199	1,090	634	72

Total	$4,575	$3,594	27%	$12,690	$10,756	18%

The increase in noninterest expense, including increases in salaries, incentive compensation and contract services, was partly due to the growth in the mortgage and home equity businesses, which accounted for approximately 50% of the increase from third quarter 2002.

In third quarter 2003 the Company took a number of strategic actions that accounted for $233 million, or 24%, of the increase in third quarter 2003 expenses, compared with third quarter 2002. These strategic actions included charges to equipment expense related to renegotiating certain vendor contracts, net occupancy expense related to consolidating certain Company-

owned facilities and operations, and “all other” expense related to the contribution of appreciated public equity securities to the Wells Fargo Foundation.

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

OPERATING SEGMENT RESULTS

Community Banking’s net income was $1,065 million in third quarter 2003, compared with $1,072 million in third quarter 2002. Net income increased 4% to $3,183 million for the first nine months of 2003 from $3,054 million for the first nine months of 2002. The strategic actions taken in the third quarter reduced Community Banking’s third quarter 2003 net income by $170 million. Net income in third quarter 2003 also reflected an increase in year-over-year earnings of $108 million from residential home mortgages. Net interest income increased to $2,990 million in third quarter 2003 from $2,575 million in third quarter 2002, mostly due to growth in consumer loans, mortgages held for sale and deposits, partially offset by net interest margin compression. Average loans in Community Banking grew 30% and average core deposits grew 15% from third quarter 2002. The provision for loan losses increased by $39 million for third quarter 2003 due to growth in average loans. Noninterest income for third quarter 2003 increased by $367 million over the same period in 2002 due to increases in mortgage banking fees, consumer loan fees, deposit service charges and credit card fees partially offset by strategic actions taken in the quarter. Noninterest expense increased by $842 million in third quarter 2003 over the same period in 2002 due primarily to increased mortgage and home equity originations. The strategic actions taken during the third quarter accounted for $231 million, or 7%, of noninterest expense.

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

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2003	$22.8	$1.0	4 yrs., 7 mos.

At September 30, 2003, assuming a 200 basis point:
Increase in interest rates	20.3	(1.5)	10 yrs., 2 mos.
Decrease in interest rates	23.5	1.7	2 yrs., 4 mos.

LOAN PORTFOLIO

				% Change
				Sept. 30, 2003 from
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2003	2002	2002	2002	2002

Commercial (1)	$47,720	$47,292	$46,827	1%	2%
Real estate 1-4 family first mortgage	66,760	44,119	36,586	51	82
Other real estate mortgage (2)	25,723	25,312	25,233	2	2
Real estate construction	7,777	7,804	7,887	—	(1)
Consumer:
Real estate 1-4 family junior lien mortgage	33,601	28,147	27,380	19	23
Credit card	7,836	7,455	7,033	5	11
Other revolving credit and installment	31,919	26,353	24,912	21	28

Total consumer	73,356	61,955	59,325	18	24
Lease financing	4,478	4,085	4,104	10	9
Foreign	2,323	1,911	1,859	22	25

Total loans (net of unearned income, including net deferred loan fees, of $3,596, $3,699 and $3,666)	$228,137	$192,478	$181,821	19%	25%

(1)	Includes agricultural loans (loans to finance agricultural production and other loans to farmers) of $3,750 million, $4,473 million and $3,973 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	Includes agricultural loans that are secured by real estate of $1,083 million, $1,111 million and $1,179 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2003	2002	2002

Nonaccrual loans:
Commercial (1)	$713	$796	$840
Real estate 1-4 family first mortgage	258	230	215
Other real estate mortgage (2)	267	192	198
Real estate construction	48	93	112
Consumer:
Real estate 1-4 family junior lien mortgage	79	49	39
Other revolving credit and installment	78	48	55

Total consumer	157	97	94
Lease financing	71	79	85
Foreign	3	5	5

Total nonaccrual loans (3)	1,517	1,492	1,549
As a percentage of total loans	.66%	.78%	.85%

Foreclosed assets	196	195	175
Real estate investments (4)	6	4	2

Total nonaccrual loans and other assets	$1,719	$1,691	$1,726

(1)	Includes commercial agricultural loans of $65 million, $48 million and $55 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(2)	Includes agricultural loans secured by real estate of $26 million, $30 million and $24 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(3)	Includes impaired loans of $681 million, $612 million and $624 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.
(4)	Represents the amount of real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if such assets were recorded as loans. Real estate investments totaled $9 million, $9 million and $11 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

The table below shows the recorded investment in impaired loans and the method used to measure impairment for the periods presented:

	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2003	2002	2002

Impairment measurement based on:
Collateral value method	$385	$309	$319
Discounted cash flow method	296	303	305

Total (1)	$681	$612	$624

(1)	Includes $72 million, $201 million and $130 million of impaired loans with a related allowance of $10 million, $52 million and $18 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

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

	Sept. 30,	Dec. 31,	Sept. 30,
(in millions)	2003	2002	2002

Commercial	$68	$92	$91
Real estate 1-4 family first mortgage	119	104	91
Other real estate mortgage	15	7	47
Real estate construction	8	11	26
Consumer:
Real estate 1-4 family junior lien mortgage	31	19	39
Credit card	134	131	111
Other revolving credit and installment	315	308	266

Total consumer	480	458	416

Total	$690	$672	$671

ALLOWANCE FOR LOAN LOSSES

	Quarter		Nine months
	ended September 30	,	ended September 30	,
(in millions)	2003	2002	2003	2002

Balance, beginning of period	$3,853	$3,834	$3,819	$3,717

Allowances related to business combinations/other	(1)	(2)	31	93

Provision for loan losses	426	389	1,258	1,258

Loan charge-offs:
Commercial	(136)	(159)	(437)	(534)
Real estate 1-4 family first mortgage	(11)	(6)	(31)	(26)
Other real estate mortgage	(12)	(2)	(23)	(14)
Real estate construction	(2)	(9)	(8)	(34)
Consumer:
Real estate 1-4 family junior lien mortgage	(16)	(11)	(54)	(35)
Credit card	(109)	(99)	(337)	(307)
Other revolving credit and installment	(206)	(212)	(602)	(595)

Total consumer	(331)	(322)	(993)	(937)
Lease financing	(12)	(7)	(33)	(16)
Foreign	(29)	(19)	(74)	(63)

Total loan charge-offs	(533)	(524)	(1,599)	(1,624)

Loan recoveries:
Commercial	31	36	106	120
Real estate 1-4 family first mortgage	3	2	8	7
Other real estate mortgage	2	3	7	12
Real estate construction	2	10	11	19
Consumer:
Real estate 1-4 family junior lien mortgage	5	3	12	9
Credit card	13	12	38	36
Other revolving credit and installment	46	49	145	158

Total consumer	64	64	195	203
Lease financing	2	—	5	—
Foreign	5	4	13	11

Total loan recoveries	109	119	345	372

Net loan charge-offs	(424)	(405)	(1,254)	(1,252)

Balance, end of period	$3,854	$3,816	$3,854	$3,816

Net loan charge-offs (annualized) as a percentage of average total loans	.78%	.91%	.82%	.97%

Allowance as a percentage of total loans	1.69%	2.10%	1.69%	2.10%

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

OTHER ASSETS

	September 30	,	December 31	,	September 30	,
(in millions)	2003		2002		2002

Trading assets	$10,279		$10,167		$7,906
Accounts receivable	3,709		5,219		5,860
Nonmarketable equity investments:
Private equity investments	1,713		1,657		1,651
Federal bank stock	1,691		1,591		1,511
All other	1,600		1,473		1,387

Total nonmarketable equity investments	5,004		4,721		4,549

Operating lease assets	3,654		4,104		4,451
Government National Mortgage Association (GNMA) pool buy-outs	2,326		2,336		2,378
Interest receivable	1,209		1,139		1,235
Core deposit intangibles	761		868		905
Interest-earning deposits	608		352		2,006
Foreclosed assets	196		195		175
Due from customers on acceptances	161		110		102
Other	8,416		6,637		8,089

Total other assets	$36,323		$35,848		$37,656

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

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2003:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$35.0	11.62%	≥	$24.1	≥	8.00%
Wells Fargo Bank, N.A.	20.8	11.84	≥	14.0	≥	8.00		≥	$17.5	≥	10.00%
Wells Fargo Bank Minnesota, N.A.	3.6	12.91	≥	2.3	≥	8.00		≥	2.8	≥	10.00

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$24.5	8.14%	≥	$12.0	≥	4.00%
Wells Fargo Bank, N.A.	13.3	7.59	≥	7.0	≥	4.00		≥	$10.5	≥	6.00%
Wells Fargo Bank Minnesota, N.A.	3.4	11.91	≥	1.1	≥	4.00		≥	1.7	≥	6.00

Tier 1 capital (to average assets)(Leverage ratio)
Wells Fargo & Company	$24.5	6.43%	≥	$15.3	≥	4.00%	(1)
Wells Fargo Bank, N.A.	13.3	6.10	≥	8.7	≥	4.00	(1)	≥	$10.9	≥	5.00%
Wells Fargo Bank Minnesota, N.A.	3.4	5.62	≥	2.4	≥	4.00	(1)	≥	3.0	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

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

INTEREST RATE RISK

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. For more information, see “Financial Review — Asset/Liability and Market Risk Management — Interest Rate Risk” in the Company’s 2002 Form 10-K/A. The principal tool used to evaluate the Company’s interest rate risk is a simulation of net income under various economic and interest rate scenarios.

The Company assesses its interest rate risk by comparing its most likely earnings to various earnings simulations performed under multiple interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. As of September 30, 2003, the Company’s simulated earnings at risk to a higher interest rate scenario were 3.7% of its estimated most likely earnings. The higher interest rate scenario assumed that the Federal Funds rate would increase to 4.75% by the end of 2004 and that the 10 year Constant Maturity Treasury (CMT) bond yield would reach a rate of 6.50%. Simulation estimates are highly dependent on and will change with the size and mix of the Company’s actual and projected balance sheet at the time each simulation is done.

The Company uses exchange-traded and over-the-counter interest rate derivatives to hedge certain of its interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2003 and December 31, 2002 are indicated in Note 11 (Derivative Instruments and Hedging Activities) to Financial Statements. Derivatives are used for asset/liability management in three ways: (a) a major portion of the Company’s long-term fixed-rate debt is converted to floating-rate payments by entering into received-fixed swaps at issuance; (b) the cash flows from selected asset and/or liability instruments/portfolios are converted from fixed to floating payments or vice versa; and (c) the Company’s mortgage operation actively uses swaptions, futures, forwards and rate options to hedge interest rate lock commitments, mortgages held for sale and mortgage servicing rights.

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

MARKET RISK — EQUITY MARKETS

Equity markets impact the Company in both direct and indirect ways. For more information, see “Financial Review — Asset/Liability and Market Risk Management - Market Risk — Equity Markets” in the Company’s 2002 Form 10-K/A. The Company makes and manages direct equity investments in start up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. The Company also invests in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by the Company’s management or its Board of Directors. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. At September 30, 2003, private equity investments totaled $1,713 million, compared with $1,657 million at December 31, 2002.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so that not only do they comply with generally accepted accounting principles but also that they reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 to Financial Statements and “Financial Review—Critical Accounting Policies” in the Company’s 2002 Form 10-K/A describes our significant accounting policies.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2003 of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

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

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

3(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate of Designations for the Company’s Adjustable Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(j)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(m)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(n)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(o)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment effective January 1, 2004 to the Deferred Compensation Plan for Non-Employee Directors of the former Norwest, filed, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(b)	Amendment effective January 1, 2004 to the Directors’ Formula Stock Award Plan for directors of the former Norwest, filed, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(c)	Amendment effective January 1, 2004 to the Directors’ Stock Deferral Plan for directors of the former Norwest, filed, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(d)	Amendment effective January 1, 2004 to the Deferral Plan for Directors of the former Wells Fargo, filed, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(e)	Amendment effective January 1, 2004 to the Directors’ Stock Compensation and Deferral Plan, filed, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

(f)	Deferred Compensation Plan as amended and restated effective January 1, 2004, filed, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.62 and 3.14 for the quarters ended September 30, 2003 and 2002, respectively, and 3.55 and 3.09 for the nine months ended September 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.62 and 4.96 for the quarters ended September 30, 2003 and 2002, respectively, and 5.64 and 4.89 for the nine months ended September 30, 2003 and 2002, respectively.

99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.62 and 3.13 for the quarters ended September 30, 2003 and 2002, respectively, and 3.54 and 3.08 for the nine months ended September 30, 2003 and 2002, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.61 and 4.95 for the quarters ended September 30, 2003 and 2002, respectively, and 5.62 and 4.87 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	The Company filed the following reports on Form 8-K during the third quarter of 2003:

(1)	July 3, 2003, under Item 7, filing as exhibits documents regarding the Company’s medium-term note program, Series E, and subordinated medium-term note program Series F

(2)	July 8, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Basket Linked Notes due October 9, 2008

(3)	July 15, 2003, under Item 12, regarding the Company’s financial results for the quarter ended June 30, 2003

(4)	July 30, 2003, under Item 7, filing as exhibits documents regarding the issuance by Wells Fargo Capital VIII of its 5.625% Capital Securities and the issuance by the Company of its 5.625% Junior Subordinated Debentures due August 1, 2033

(5)	August 29, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Callable Notes Linked to the S&P 500 Index due August 25, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2004	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)