Form 10-K
period 2003-12-31
WELLS FARGO & CO/MN
filed 2004-03-12
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File Number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No. 41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 1-800-333-0343

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $1-2/3	New York Stock Exchange
Chicago Stock Exchange
Notes Linked to the S&P 500 Index® due January 4, 2008	American Stock Exchange
Notes Linked to the Nasdaq -100 Index® due January 4, 2008	American Stock Exchange
Basket Linked Notes due April 15, 2009	American Stock Exchange
Notes Linked to the Dow Jones Industrial AverageSM due May 5, 2010	American Stock Exchange
Basket Linked Notes due October 9, 2008	American Stock Exchange
Callable Notes Linked to the S&P 500 Index® due August 25, 2009	American Stock Exchange

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

Yes   ☑   No   ☐

               At June 30, 2003, the aggregate market value of common stock held by non-affiliates was approximately $83,262 million, based on a closing price of $50.40. At February 27, 2004, 1,699,182,753 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the Company’s 2003 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K, and portions of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The cross-reference index on the following page identifies by page numbers the portions of each document that are incorporated by reference into this Form 10-K. Only those portions identified in the cross-reference index are incorporated into this Form 10-K.

FORM 10-K CROSS-REFERENCE INDEX

Page(s)
		Form	Annual	Proxy
		10-K	Report(1)	Statement(2)

PART I

Item 1.	Business
	Description of Business	2-10	33-109	—
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	11	39-41	—
	Investment Portfolio	—	44, 62-63, 68-69	—
	Loan Portfolio	12-13	44, 47-48, 63, 70-72	—
	Summary of Loan Loss Experience	14-15	37, 47-48, 63, 71-72	—
	Deposits	—	44, 76	—
	Return on Equity and Assets	—	34-35	—
	Short-Term Borrowings	—	76	—
	Derivatives	—	66, 103-105	—
Item 2.	Properties	16	73	—
Item 3.	Legal Proceedings	—	101	—
Item 4.	Submission of Matters to a Vote of Security Holders (3)	—	—	—

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6	57-58, 60, 67	—
Item 6.	Selected Financial Data	—	36	—
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	—	34-57	—
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	—	48-50	—
Item 8.	Financial Statements and Supplementary Data	—	58-109	—
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	—	—	—
Item 9A.	Controls and Procedures	16	—	—

PART III

Item 10.	Directors and Executive Officers of the Registrant	17-19	—	13-18, 38-39
Item 11.	Executive Compensation	—	—	17-34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	—	—	6-7, 40-43
Item 13.	Certain Relationships and Related Transactions	—	—	17-18, 35-38
Item 14.	Principal Accountant Fees and Services	—	—	47-48(4)

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	19-27	58-109	—

Signatures		28	—	—

(1)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s 2003 Annual Report to Stockholders. Pages 33 through 109 of the 2003 Annual Report to Stockholders have been filed as Exhibit 13 to this Form 10-K.
(2)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 27, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)	Not applicable.
(4)	Not including information under “Audit and Examination Committee Report.”

DESCRIPTION OF BUSINESS

General

Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets at December 31, 2003, it was the fifth largest bank holding company in the United States. In this report, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

The Company engages in banking and a variety of related financial services businesses. Retail, commercial and corporate banking services are provided through banking stores in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Other financial services are provided by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

In November 2003, the Company received federal regulatory approval to consolidate 19 of its nationally chartered banks into a single, national community bank charter. The Company consolidated banks with stores in six states (Alaska, Colorado, Montana, Nebraska, Texas and Wyoming) with and into Wells Fargo Bank, N.A., whose stores already serviced customers primarily in California. The Company completed the consolidation in February 2004, which also included transfers of certain stores in Idaho, Oregon, Utah and Washington to Wells Fargo Bank, N.A.

The Company has three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2003 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

The Company had 140,000 full-time equivalent team members at December 31, 2003.

History and Growth

The Company is the product of the merger involving Norwest Corporation and the former Wells Fargo & Company, completed on November 2, 1998 (the WFC Merger). On completion of the WFC Merger, Norwest Corporation changed its name to Wells Fargo & Company.

Norwest Corporation was organized in 1929 under the laws of the State of Delaware. Prior to the WFC Merger, it provided banking services to customers in 16 states and additional financial services through subsidiaries engaged in a variety of businesses including mortgage banking and consumer finance.

The former Wells Fargo & Company’s principal subsidiary, Wells Fargo Bank, N.A., was the successor to the banking portion of the business founded by Henry Wells and William G. Fargo in 1852. That business later operated the westernmost leg of the Pony Express and ran stagecoach lines in the western part of the United States. The California banking business was separated from the express business in 1905, merged in 1960 with American Trust Company, another of the oldest banks in the Western United States, and became Wells Fargo Bank, N.A., a national banking association, in 1968.

In April 1996, the former Wells Fargo & Company acquired First Interstate Bancorp, a $55 billion bank holding company in a transaction valued at $11 billion. In October 2000, the Company acquired First Security Corporation, a $23 billion bank holding company in a transaction valued at $3 billion.

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

REGULATION AND SUPERVISION

The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2003 Annual Report to Stockholders sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to us. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

Applicable laws and regulations could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. The Company may also be required to provide financial support to one or more of its subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.

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

Nonbank Subsidiaries. Many of the Company’s nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. The Company’s brokerage subsidiaries are regulated by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. and state securities regulators. The Company’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. The Company’s other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

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

FRB approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

Because the Company is a financial holding company, if any of its subsidiary banks ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the FRB may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to restrict its activities to those permissible for a bank holding company that is not also a financial holding company.

Also, because the Company is a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act.

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

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states where authorized under the laws of those states.

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2003 Annual Report to Stockholders.

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

Holding Company Structure

Transfer of Funds from Subsidiary Banks. The Parent’s subsidiary banks are subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiaries to the Parent and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

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

Capital Requirements

The Parent is subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2003 Annual Report to Stockholders.

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

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under FRB rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, we deconsolidated the issuer trusts as of December 31, 2003. In a Supervisory Letter dated July 2, 2003, the FRB stated that trust preferred securities continue to qualify as Tier 1 capital until notice is given to the contrary. The FRB will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

FRB, FDIC and OCC rules also require the Company to incorporate market and interest rate risk components into its regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord. The New Basel Capital Accord incorporates three pillars that address (a) minimum capital requirements, (b) supervisory review, which relates to an institution’s capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the New Basel Capital Accord.

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

Deposit Insurance Assessments

Through the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), the FDIC insures the deposits of the Parent’s depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by a BIF and SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF and SAIF assessment rate for the Parent’s depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Parent’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Parent’s subsidiary depository institutions could have a material adverse effect on the Parent’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.6 cents per $100 of BIF-assessable deposits in 2003. The FDIC established the FICO assessment rate effective for the first quarter of 2004 at approximately 1.5 cents annually per $100 of assessable deposits.

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

	Year ended December 31					,
	2003 over 2002			2002 over 2001
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold and securities purchased under resale agreements	$14	$(17)	$(3)	$2	$(53)	$(51)
Debt securities available for sale:
Securities of U.S. Treasury and federal agencies	(24)	(13)	(37)	(22)	(20)	(42)
Securities of U.S. states and political subdivisions	24	5	29	6	7	13
Mortgage-backed securities:
Federal agencies	(617)	37	(580)	(68)	7	(61)
Private collateralized mortgage obligations	(23)	(20)	(43)	42	(27)	15
Other debt securities	8	—	8	(20)	(2)	(22)
Mortgages held for sale	1,034	(348)	686	1,005	(150)	855
Loans held for sale	71	(72)	(1)	34	(99)	(65)
Loans:
Commercial	51	(339)	(288)	(164)	(568)	(732)
Real estate 1-4 family first mortgage	1,358	(428)	930	640	(216)	424
Other real estate mortgage	26	(189)	(163)	93	(459)	(366)
Real estate construction	2	(47)	(45)	(12)	(191)	(203)
Consumer:
Real estate 1-4 family junior lien mortgage	407	(354)	53	596	(432)	164
Credit card	100	(14)	86	69	(71)	(2)
Other revolving credit and installment	547	(309)	238	69	(268)	(199)
Lease financing	23	(4)	19	4	(24)	(20)
Foreign	78	(17)	61	34	(32)	2
Other	57	(67)	(10)	101	(44)	57

Total increase (decrease) in interest income	3,136	(2,196)	940	2,409	(2,642)	(233)

Increase (decrease) in interest expense:
Deposits:
Interest-bearing checking	—	(7)	(7)	4	(25)	(21)
Market rate and other savings	111	(299)	(188)	241	(1,023)	(782)
Savings certificates	(99)	(152)	(251)	(250)	(500)	(750)
Other time deposits	223	(71)	152	152	(66)	86
Deposits in foreign offices	14	(26)	(12)	(41)	(126)	(167)
Short-term borrowings	(50)	(164)	(214)	(22)	(715)	(737)
Long-term debt	337	(386)	(49)	349	(771)	(422)
Guaranteed preferred beneficial interests in Company’s subordinated debentures	20	(17)	3	67	(38)	29

Total increase (decrease) in interest expense	556	(1,122)	(566)	500	(3,264)	(2,764)

Increase in net interest income on a taxable-equivalent basis	$2,580	$(1,074)	$1,506	$1,909	$622	$2,531

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2003.

	December 31, 2003						,
		Over one year
		through five years		Over five years
			Floating		Floating
			or		or
	One year	Fixed	adjustable	Fixed	adjustable
(in millions)	or less	rate	rate	rate	rate	Total

Selected loan maturities:
Commercial	$16,232	$4,692	$19,801	$1,063	$6,941	$48,729
Real estate 1-4 family first mortgage	745	1,386	233	31,891	49,280	83,535
Other real estate mortgage	4,330	3,377	7,579	4,308	7,998	27,592
Real estate construction	3,514	458	3,084	189	964	8,209
Foreign	306	1,652	270	217	6	2,451

Total selected loan maturities	$25,127	$11,565	$30,967	$37,668	$65,189	$170,516

At December 31, 2003, the Company did not have loan concentrations that exceeded 10% of total loans except as disclosed in the following tables.

At December 31, 2003, commercial loans (not including commercial real estate loans) included agricultural loans (loans to finance agricultural production and other loans to farmers) of $4,031 million, or 2% of total loans.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS BY STATE

	December 31, 2003
			Total real
	Real estate 1-4	Real estate 1-4	estate 1-4
	family first	family junior	family	% of total
(in millions)	mortgage	lien mortgage	mortgage	loans

California	$34,535	$14,752	$49,287	19%
Minnesota	4,611	2,300	6,911	3
Texas	3,903	1,021	4,924	2
Colorado	2,818	1,652	4,470	2
Arizona	2,417	1,422	3,839	2
Washington	2,078	1,212	3,290	1
Illinois	2,493	722	3,215	1
Florida	2,370	812	3,182	1
New Jersey	2,039	800	2,839	1
Virginia	1,721	764	2,485	1
Other	24,550	11,172	35,722	14

Total	$83,535	$36,629	$120,164	47%

COMMERCIAL REAL ESTATE LOANS
(OTHER REAL ESTATE MORTGAGE AND REAL ESTATE CONSTRUCTION)

	December 31, 2003
			Total
	Other real estate	Real estate	commercial	% of total
(in millions)	mortgage	construction	real estate	loans

By State:
California	$11,236	$2,123	$13,359	5%
Texas	2,750	804	3,554	1
Washington	1,670	469	2,139	1
Arizona	1,285	480	1,765	1
Minnesota	1,235	394	1,629	1
Colorado	1,143	450	1,593	1
Other	8,273	3,489	11,762	4

Total	$27,592	$8,209	$35,801	14%

By Property Type:
Office buildings	$7,576	$912	$8,488	3%
Retail buildings	4,076	1,319	5,395	2
Industrial	4,821	471	5,292	2
Apartments	2,311	810	3,121	1
1-4 family structures	119	2,245	2,364	1
Land	1,304	801	2,105	1
Hotels/motels	1,808	283	2,091	1
Other	5,577	1,368	6,945	3

Total	$27,592	$8,209	$35,801	14%

ALLOWANCE FOR LOAN LOSSES

Indicators of the credit quality of our loan portfolio and the method of determining the allowance for loan losses are discussed below and in greater detail in the 2003 Annual Report to Stockholders. The ratio of the allowance to net charge-offs was 226% and 228% at December 31, 2003 and 2002, respectively. This ratio is indicative of stable or improving loss rates within the various business lines during 2003 and is directionally consistent with a generally improved and less volatile economic environment compared with the prior year. The ratio of the allowance for loan losses to total nonaccrual loans was 267% and 256% at December 31, 2003 and 2002, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The table below provides a breakdown of the allowance for loan losses by loan category.

	December 31					,
(in millions)	2003	2002	2001	2000	1999

Commercial	$917	$865	$882	$798	$655
Real estate 1-4 family first mortgage	176	104	76	57	64
Other real estate mortgage	444	307	276	220	220
Real estate construction	63	53	86	69	58
Consumer:
Real estate 1-4 family junior lien mortgage	92	62	43	38	28
Credit card	443	386	394	394	349
Other revolving credit and installment	802	597	604	516	400

Total consumer	1,337	1,045	1,041	948	777
Lease financing	40	75	111	29	39
Foreign	95	86	116	95	62

Total allocated	3,072	2,535	2,588	2,216	1,875
Unallocated component of the allowance (1)	819	1,284	1,129	1,465	1,437

Total	$3,891	$3,819	$3,717	$3,681	$3,312

	December 31									,
	2003		2002		2001		2000		1999
	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan
	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry
	as %	as %	as %	as %	as %	as %	as %	as %	as %	as %
	of loan	of total	of loan	of total	of loan	of total	of loan	of total	of loan	of total
	catgry	loans	catgry	loans	catgry	loans	catgry	loans	catgry	loans

Commercial	1.88%	19%	1.83%	24%	1.86%	28%	1.58%	33%	1.57%	33%
Real estate 1-4 family first mortgage	.21	33	.24	23	.26	18	.30	12	.47	11
Other real estate mortgage	1.61	11	1.21	13	1.11	15	.92	15	1.05	16
Real estate construction	.77	3	.68	4	1.10	5	.89	5	.96	5
Consumer:
Real estate 1-4 family junior lien mortgage	.25	15	.22	15	.20	13	.22	11	.22	10
Credit card	5.30	3	5.18	4	5.88	4	5.96	4	6.01	5
Other revolving credit and installment	2.42	13	2.27	14	2.57	14	2.15	16	1.94	16

Total consumer	1.71	31	1.69	33	2.00	31	1.98	31	1.98	31
Lease financing	.89	2	1.84	2	2.76	2	.67	3	1.09	3
Foreign	3.88%	1	4.50%	1	7.26%	1	5.85%	1	3.88%	1

Total allocated	1.21%	100%	1.32%	100%	1.55%	100%	1.43%	100%	1.48%	100%

Unallocated component of the allowance (1)	.33		.66		.67		.94		1.13

Total	1.54%		1.98%		2.22%		2.37%		2.61%

(1)	This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

See Note 5 (Loans and Allowance for Loan Losses) to Financial Statements included in the 2003 Annual Report to Stockholders for a description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for loan losses.

At December 31, 2003, the allowance for loan losses was $3,891 million, or 1.54% of total loans, compared with $3,819 million, or 1.98%, at December 31, 2002. During 2003, the net provision for loan losses approximated charge-offs. The components of the allowance, allocated and unallocated, are shown in the table on the previous page. The allocated component increased to $3,072 million at December 31, 2003 from $2,535 million at December 31, 2002, while the unallocated decreased to $819 million at December 31, 2003 from $1,284 million at December 31, 2002. At December 31, 2003, the unallocated portion of the allowance was 21% of the total allowance, compared with 34% at December 31, 2002.

The allocated component of the allowance increased $537 million from 2002 to 2003. Two-thirds of the increase, or $373 million, was attributable to consumer loan growth, primarily other revolving credit and installment loans and, to a lesser extent, growth in residential 1-4 family first and junior lien mortgages. The remaining $164 million increase in allocated allowance also reflected loan growth as well as changes in the loan mix and risk profiles within commercial business lines, including an increase in the total allowance of $72 million from acquisitions. Changes in allocated loan loss allowances reflect management’s judgment concerning the effect of trends in borrower performance and recent economic activity on portfolio performance.

The unallocated component of the allowance decreased $465 million from 2002 to 2003, primarily due to the changing mix and portfolio growth previously mentioned. The growth in consumer loans, including home mortgages, resulted in more statistically derived allocated reserves and required less reliance on judgmental assumptions built into the unallocated component of the allowance.

No material changes in estimation methodology for the allowance were made in 2003.

The Company considers the allowance for loan losses of $3,891 million adequate to cover credit losses inherent in the loan portfolio, including unfunded commitments, at December 31, 2003.

The foregoing discussion contains forward-looking statements about the adequacy of the Company’s allowance for loan losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors—many beyond our control—could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see “Factors That May Affect Future Results” in the “Financial Review” section of the 2003 Annual Report to Stockholders.

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

As of December 31, 2003, the Company provided banking, insurance, investments, mortgage banking and consumer finance through more than 5,900 stores under various types of ownership and leasehold agreements. Wells Fargo Home Mortgage (WFHM) owns its headquarters in Des Moines, Iowa and an operations/servicing center located in Minneapolis, Minnesota. In addition, WFHM leases administrative space in Tempe, Arizona; San Bernardino and Riverside, California; Springfield, Illinois; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Charlotte, North Carolina; Fort Mill, South Carolina and all mortgage production offices nationwide. Wells Fargo Financial owns its headquarters in Des Moines, Iowa and an operations center in Sioux Falls, South Dakota, and leases all store locations.

The Company is also a joint venture partner in an office building in downtown Minneapolis, Minnesota.

For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 6 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements included in the 2003 Annual Report to Stockholders.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of December 31, 2003, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003.

Internal Control Over Financial Reporting

No change occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Howard I. Atkins Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (August 2001 to Present); Executive Vice President and Chief Financial Officer of New York Life Insurance Company (April 1996 to July 2001)	53	2

Patricia R. Callahan Executive Vice President (Human Resources)	Executive Vice President (Human Resources) (November 1998 to Present)	50	26

C. Webb Edwards Executive Vice President (Technology and Operations)	Executive Vice President (Technology and Operations) (November 1998 to Present); President and Chief Executive Officer of Wells Fargo Services Company (formerly known as Norwest Services, Inc. and Norwest Technical Services, Inc.) (May 1995 to Present)	56	19

David A. Hoyt Group Executive Vice President (Wholesale Banking)	Group Executive Vice President (Wholesale Banking) (November 1998 to Present)	48	22

Richard M. Kovacevich Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer (April 2001 to Present); President and Chief Executive Officer (November 1998 to April 2001)	60	18

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)	Senior Vice President and Controller (September 2002 to Present); Senior Vice President and Controller of New York Life Insurance Company (September 1997 to August 2002)	46	1

David J. Munio Executive Vice President (Chief Credit Officer)	Executive Vice President (Chief Credit Officer) (November 2001 to Present); Executive Vice President and Deputy Chief Credit Officer of Wells Fargo Bank, N.A. (September 1999 to November 2001); Executive Vice President (Loan Supervision) (April 1996 to September 1999)	59	30

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Mark C. Oman Group Executive Vice President (Home and Consumer Finance)	Group Executive Vice President (Home and Consumer Finance) (September 2002 to Present); Group Executive Vice President (Mortgage and Home Equity) (November 1998 to August 2002); Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (February 1997 to Present); Chief Executive Officer (August 1989 to January 2001)	49	24

James M. Strother Executive Vice President and General Counsel (Law and Government Relations)	Executive Vice President and General Counsel (January 2004 to Present); Deputy General Counsel (June 2001 to December 2003); General Counsel of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (March 1998 to June 2001)	52	17

John G. Stumpf Group Executive Vice President (Community Banking)	Group Executive Vice President (Community Banking) (July 2002 to Present); Group Executive Vice President (Western Banking) (May 2000 to June 2002); Group Executive Vice President (Southwestern Banking) (November 1998 to May 2000)	50	22

Carrie L. Tolstedt Group Executive Vice President (Regional Banking)	Group Executive Vice President (Regional Banking) (July 2002 to Present); Group Executive Vice President (California and Border Banking) (January 2001 to June 2002); Regional President of Wells Fargo Bank, N.A. (Central California Banking) (December 1998 to January 2001)	44	14

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION

The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has eight members: J.A. Blanchard III, Enrique Hernandez, Jr., Reatha Clark King, Cynthia H. Milligan, Benjamin F. Montoya, Philip J. Quigley, Judith M. Runstad and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by New York Stock Exchange rules. The Board of Directors has determined, in its business judgment, that each member of the Committee is financially literate, as required by New York Stock Exchange rules, and that J.A. Blanchard III, Enrique Hernandez, Jr., Cynthia H. Milligan, Philip J. Quigley and Susan G. Swenson each qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations.

SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS

As soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Wells Fargo,” then “Investor Relations,” then “SEC Filings”). They are also available free on the SEC’s website at www.sec.gov.

The Company's Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company's corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Credit, and Finance Committees are available at www.wellsfargo.com (select “About Wells Fargo,” then “Corporate Governance”). This information is also available in print to any stockholder upon written request to the Office of the Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements, Schedules and Exhibits:

(1)	The consolidated financial statements and related notes, the independent auditors’ report thereon and supplementary data that appear on pages 33 through 109 of the 2003 Annual Report to Stockholders are incorporated herein by reference.

(2)	Financial Statement Schedules:

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

Stockholders may obtain a copy of any of the following exhibits, upon payment of a reasonable fee, by writing to Wells Fargo & Company, Office of the Secretary, Wells Fargo Center, N9305-173, Sixth and Marquette, Minneapolis, Minnesota 55479.

Exhibit
number	Description

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

3(i)	Certificate of Designations for the Company’s Adjustable Rate Cumulative Preferred Stock, Series B, incorporated by reference to Exhibit 3(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998

(j)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(l)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(m)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(n)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(o)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(p)	Certificate Eliminating the Certificate of Designations for the Company’s Adjustable Rate Cumulative Preferred Stock, Series B, filed herewith

(q)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(q)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10*(a)	Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Amendment to Long-Term Incentive Compensation Plan effective July 1, 2003, filed herewith. Forms of Award Term Sheet for grants of restricted share rights, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants subsequent to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Forms of Non-Qualified Stock Option and Restricted Stock Agreements for grants prior to November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

*(b)	Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994

*(c)	Wells Fargo Bonus Plan, filed herewith

*(d)	Performance-Based Compensation Policy, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

*(e)	1990 Equity Incentive Plan, incorporated by reference to Exhibit 10(f) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1995

*(f)	1982 Equity Incentive Plan, incorporated by reference to Exhibit 10(g) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1993

*(g)	Employees’ Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. Amendment to Employees’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (2) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*	Management contract or compensatory plan or arrangement

10*(h)	Deferred Compensation Plan, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(i)	Directors’ Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. Amendment to Directors’ Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(j)	1990 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997

*(k)	1987 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September 16, 1997, incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

*(l)	Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000, filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(m)	Directors’ Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10*(n)	Directors’ Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000, filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(o)	Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997. Amendment to Deferral Plan, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(p)	Supplemental 401(k) Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*(q)	Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*(r)	Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

*(s)	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(t)	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

10*(u)	Agreement between the Company and Mark C. Oman, dated May 7, 1999, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(v)	Form of severance agreement between the Company and Richard M. Kovacevich, Mark C. Oman and C. Webb Edwards, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(w)	Description of Supplemental Retirement Benefit Arrangement for C. Webb Edwards, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*(x)	Agreement, effective April 15, 2002, between Robert L. Joss and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

*(y)	Description of Relocation Program, filed herewith

*(z)	Description of Executive Financial Planning Program, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(aa)	PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Amendment to PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. Amendment to PartnerShares Stock Option Plan effective July 1, 2003, filed herewith

*(bb)	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(cc)	Non-Qualified Deferred Compensation Plan for Independent Contractors, incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330)

12(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.63, 3.13, 1.79, 1.81 and 2.06 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.76, 4.96, 2.63, 2.66 and 3.28 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.62, 3.13, 1.79, 1.81 and 2.05 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.74, 4.95, 2.62, 2.64 and 3.21 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

13	2003 Annual Report to Stockholders, pages 33 through 109, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Accountants, filed herewith

24	Powers of Attorney, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

(1)	October 21, 2003, under Item 12, containing the Company’s financial results for the quarter ended September 30, 2003

(2)	October 31, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Notes Linked to the Dow Jones Industrial AverageSM due January 30, 2009

(3)	November 4, 2003, under Item 7, filing as exhibits documents regarding the Company’s CoreNotesSM Program

(4)	December 30, 2003, under Item 7, filing as an exhibit the form of note for the Company’s Callable Notes Linked to the Dow Jones Industrial AverageSM due January 8, 2010

STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2003, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2004 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than Exhibit 99(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, containing a description of the Company’s common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

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

J.A. Blanchard III	Cynthia H. Milligan
Susan E. Engel	Benjamin F. Montoya
Enrique Hernandez, Jr.	Donald B. Rice
Robert L. Joss	Judith M. Runstad
Reatha Clark King	Stephen W. Sanger
Richard M. Kovacevich	Susan G. Swenson
Richard D. McCormick	Michael W. Wright

By:	/s/ PHILIP J. QUIGLEY

Philip J. Quigley Director and Attorney-in-fact March 12, 2004