Form 10-Q
period 2004-03-31
WELLS FARGO & CO/MN
filed 2004-05-07
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding April 30, 2004
Common stock, $1-2/3 par value	1,687,551,934

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

					% Change
	Quarter ended			Mar. 31, 2004 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions, except per share amounts)	2004	2003	2003	2003	2003

For the Quarter
Net income	$1,767	$1,624	$1,492	9%	18%
Diluted earnings per common share	1.03	.95	.88	8	17
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.84%	1.67%	1.70%	10	8
Net income applicable to common stock to average common stockholders’ equity (ROE)	20.31	19.20	19.80	6	3
Efficiency ratio (1)	56.4	60.5	59.2	(7)	(5)
Total revenue	$7,147	$7,445	$6,682	(4)	7
Dividends declared per common share	.45	.45	.30	—	50
Average common shares outstanding	1,699.3	1,690.2	1,681.5	1	1
Diluted average common shares outstanding	1,721.2	1,712.6	1,694.1	1	2
Average loans	$256,448	$235,986	$195,057	9	31
Average assets	386,614	384,744	355,108	—	9
Average core deposits (2)	213,146	210,026	196,802	1	8
Net interest margin	4.94%	4.97%	5.27%	(1)	(6)
At Quarter End
Securities available for sale	$32,857	$32,953	$26,168	—	26
Loans	264,216	253,073	201,822	4	31
Allowance for loan losses	3,891	3,891	3,840	—	1
Goodwill	10,403	10,371	9,799	—	6
Assets	397,354	387,798	369,607	2	8
Core deposits	220,105	211,271	203,185	4	8
Common stockholders’ equity	35,474	34,484	30,684	3	16
Stockholders’ equity	35,442	34,469	30,732	3	15
Tier 1 capital (3)	26,570	25,704	21,951	3	21
Total capital (3)	38,170	37,267	32,577	2	17
Capital ratios
Common stockholders’ equity to assets	8.93%	8.89%	8.30%	—	8
Stockholders’ equity to assets	8.92	8.89	8.31	—	7
Risk-based capital (3)
Tier 1 capital	8.48	8.42	7.37	1	15
Total capital	12.18	12.21	10.94	—	11
Tier 1 leverage (3)	7.13	6.93	6.42	3	11
Book value per common share	$20.90	$20.31	$18.32	3	14
Team members (active, full-time equivalent)	139,900	140,000	131,600	—	6
Common Stock Price
High	$58.98	$59.18	$49.13	—	20
Low	55.97	51.68	43.27	8	29
Period end	56.67	58.89	44.99	(4)	26

(1)	The efficiency ratio is defined as noninterest expense divided by the total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2004, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $397 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and third in market value of our common stock among U.S. bank holding companies at March 31, 2004. When we refer to “the Company”, “we”, “our” and “us” in this report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the Parent, we mean Wells Fargo & Company.

In first quarter 2004, we achieved record diluted earnings per share of $1.03, up 17 % from a year ago, and record net income of $1.77 billion, up 18% from a year ago. First quarter 2004 revenue grew 7% from a year ago, while expenses increased 2% — better than our long-term goal of growing revenue twice as fast as expenses. We had 15% revenue growth compared with a year ago in businesses other than Wells Fargo Home Mortgage (Home Mortgage). Revenue growth was broad-based, including double-digit growth in consumer lending, consumer finance, deposit services, asset-based lending, trade finance, small business lending, private client services and capital markets-related activities.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that each of our current customers has an average of over four of our products. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 31% and average core deposits up 8%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by maintaining prudent credit policies. In first quarter 2004, nonperforming loans and net charge-offs as a percentage of loans outstanding declined from the prior year. Asset quality improved in first quarter 2004 compared with a year ago, with net charge-offs down 3% and nonperforming assets (including nonaccrual loans and foreclosed assets) down 9%. At March 31, 2004 nonperforming assets were less than 1% of total assets. Loan losses declined to $404 million despite the continued growth in our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Wells Fargo Bank, N.A. is the only bank in the U.S. to be “Aaa” rated by Moody’s Investors Service, their highest rating. Our stockholder value has continued to increase due to customer satisfaction, strong financial results and the prudent way we attempt to manage our business risks.

Our financial results included the following:

Net income for the first quarter of 2004 was $1.77 billion, up 18%, compared with $1.49 billion for first quarter 2003. Diluted earnings per common share for first quarter 2004 were $1.03, up 17%, compared with $.88 for first quarter 2003. Return on average assets (ROA) increased to 1.84% and return on average common equity (ROE) increased to 20.31% for first quarter 2004, our best returns since the November 1998 Norwest-Wells Fargo merger.

Net interest income on a taxable-equivalent basis increased 5% from $4.07 billion for first quarter 2004, compared with $3.87 billion for first quarter 2003, based on 12% growth in earning assets, offset in part by a modest decline in the net interest margin. The net interest margin was 4.94% for first quarter 2004, compared with 5.27% for first quarter 2003.

Noninterest income increased 9% to $3.10 billion for first quarter 2004, compared with $2.83 billion for first quarter 2003. Excluding mortgage banking income, noninterest income increased 22%. The growth in our non-mortgage banking activities reflected improved business conditions and our broad-based growth, including particular strength in deposit service fees, insurance income, trust and investment fees, credit card fees and other fees. During the quarter, we also realized $95 million in equity gains.

Revenue, the sum of net interest income and noninterest income, increased 7% to $7.15 billion in first quarter 2004 from $6.68 billion in first quarter 2003. Due to the increase in mortgage interest rates late in 2003, Home Mortgage revenue declined from $1.2 billion in first quarter 2003 to $.8 billion in first quarter 2004. Apart from Home Mortgage, revenue growth accelerated to 15%.

Noninterest expense was $4.03 billion for first quarter 2004, up $72 million, or 2%, from first quarter 2003. Home Mortgage expenses declined approximately $115 million from first quarter 2003 reflecting lower production and staffing costs. Our operating efficiency improved to 56.4% in first quarter 2004 from 59.2% a year ago.

During first quarter 2004, net charge-offs were $404 million, or .63% of average total loans (annualized), compared with $415 million, or .86%, during first quarter 2003. The provision for loan losses was $404 million in first quarter 2004, compared with $411 million in first quarter 2003. The allowance for loan losses was $3.89 billion, or 1.47% of total loans, at March 31, 2004, compared with $3.89 billion, or 1.54%, at December 31, 2003 and $3.84 billion, or 1.90%, at March 31, 2003.

At March 31, 2004, total nonaccrual loans were $1.39 billion, or .52% of total loans, compared with $1.46 billion, or .58%, at December 31, 2003 and $1.56 billion, or .77%, at March 31, 2003. Foreclosed assets were $222 million at March 31, 2004, compared with $198 million at December 31, 2003 and $193 million at March 31, 2003.

The ratio of common stockholders’ equity to total assets was 8.93% at March 31, 2004, compared with 8.89% at December 31, 2003 and 8.30% at March 31, 2003. Our total risk-based capital (RBC) ratio at March 31, 2004 was 12.18% and our Tier 1 RBC ratio was 8.48%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at March 31, 2003 were 10.94% and 7.37%, respectively. Our Tier 1 leverage ratios were 7.13% and 6.42% at March 31, 2004 and March 31, 2003, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

On December 8, 2003 President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes a provision that allows a plan sponsor a one-time election to defer accounting for the Act that must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information. If deferral is elected, that election may not be changed and the deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued. We have chosen to defer accounting for the Act until authoritative guidance is issued; therefore, the net periodic postretirement benefit cost in our first quarter 2004 financial statements does not reflect the effects of the Act on our postretirement health care plans. Specific authoritative guidance on the accounting for the federal subsidy has been proposed through FASB Staff Position 106-b, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Based on this proposed guidance, we estimate that accounting for the impact of the Act will not have a material effect on our financial statements. The proposed guidance is expected to be issued in the second quarter of 2004, and would be effective for us in the third quarter of 2004.

On March 9, 2004, Securities and Exchange Commission (SEC) Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitments, was issued. SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of SAB 105 did not have a material effect on our financial results.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review — Critical Accounting Policies and Note 1

(Summary of Significant Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits, long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and debt. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.

Net interest income on a taxable-equivalent basis increased to $4.07 billion in first quarter 2004 from $3.87 billion in first quarter 2003, an increase of 5%. The increase was primarily due to strong growth in loans, increases in core deposits and significantly lower wholesale funding rates. These factors were partially offset by reduced loan yields as floating-rate loans repriced and fixed-rate loans matured or were prepaid and replaced with new loans at lower rates. In addition, a decline in investment portfolio yield occurred as higher yielding mortgage-backed securities were sold, prepaid or matured.

The net interest margin decreased to 4.94% in first quarter 2004 from 5.27% in first quarter 2003. The decrease was primarily due to lower average loan yields as new loans were added to the portfolio at yields below existing loans due to a lower interest rate environment. The net interest margin was essentially unchanged (down 3 basis points) from fourth quarter 2003 to first quarter 2004, with the benefit of the strategic actions taken in the second half of last year offsetting the impact of continued low interest rates on the margin.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on page 6.

Average earning assets increased $35.3 billion due to an increase in average loans and debt securities available for sale, primarily offset by a decline in average mortgages held for sale. Loans averaged $256.4 billion in first quarter 2004, compared with $195.1 billion in first quarter 2003. Average mortgages held for sale decreased to $25.0 billion from $58.4 billion due to a decline in residential mortgage refinance activity. Debt securities available for sale averaged $31.5 billion during first quarter 2004 and $26.1 billion in first quarter 2003.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 8% from a year ago. Average core deposits were $213.1 billion and $196.8 billion and funded 55.1% and 55.4% of our average total assets in first quarter 2004 and 2003, respectively. Average mortgage escrow deposits were

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31							,
	2004				2003
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,671	.95%	$6		$3,101	1.32%	$10
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,224	4.16	12		1,294	5.31	16
Securities of U.S. states and political subdivisions	3,338	7.92	62		2,040	8.76	42
Mortgage-backed securities:
Federal agencies	20,635	6.01	298		17,709	7.82	321
Private collateralized mortgage obligations	2,713	5.29	35		2,025	7.27	35

Total mortgage-backed securities	23,348	5.93	333		19,734	7.76	356
Other debt securities (4)	3,543	7.60	60		3,013	7.56	56

Total debt securities available for sale (4)	31,453	6.24	467		26,081	7.69	470
Mortgages held for sale (3)	25,023	5.34	334		58,422	5.57	814
Loans held for sale (3)	7,911	3.19	63		7,002	3.88	67
Loans:
Commercial and commercial real estate:
Commercial	47,305	5.87	690		47,007	6.26	727
Other real estate mortgage	27,801	5.19	359		25,385	5.68	357
Real estate construction	8,264	4.94	101		7,908	5.27	103
Lease financing	5,053	6.51	82		4,234	6.15	64

Total commercial and commercial real estate	88,423	5.60	1,232		84,534	5.99	1,251
Consumer:
Real estate 1-4 family first mortgage	86,375	5.34	1,151		45,193	5.96	671
Real estate 1-4 family junior lien mortgage	38,328	5.10	486		28,596	6.19	436
Credit card	8,338	11.92	249		7,400	12.44	230
Other revolving credit and installment	32,477	9.03	730		27,383	9.69	656

Total consumer	165,518	6.34	2,616		108,572	7.40	1,993
Foreign	2,507	17.71	111		1,951	18.60	91

Total loans (5)	256,448	6.20	3,959		195,057	6.90	3,335
Other	8,538	2.50	53		7,115	2.92	52

Total earning assets	$332,044	5.92	4,882		$296,778	6.48	4,748

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,962	.32	2		$2,406	.36	2
Market rate and other savings	117,373	.61	179		100,816	.75	187
Savings certificates	19,495	2.25	109		22,004	2.76	150
Other time deposits	22,719	1.08	61		20,531	1.36	69
Deposits in foreign offices	7,171	1.04	19		6,337	1.22	19

Total interest-bearing deposits	169,720	.88	370		152,094	1.14	427
Short-term borrowings	25,630	.99	63		31,473	1.22	95
Long-term debt	64,416	2.33	375		46,662	2.84	330
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—		2,885	3.83	27

Total interest-bearing liabilities	259,766	1.25	808		233,114	1.52	879
Portion of noninterest-bearing funding sources	72,278	—	—		63,664	—	—

Total funding sources	$332,044	.98	808		$296,778	1.21	879

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.94%	$4,074			5.27%	$3,869

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,152				$13,691
Goodwill	10,394				9,789
Other	31,024				34,850

Total noninterest-earning assets	$54,570				$58,330

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$73,316				$71,576
Other liabilities	18,572				19,810
Preferred stockholders’ equity	(20)				60
Common stockholders’ equity	34,980				30,548
Noninterest-bearing funding sources used to fund earning assets	(72,278)				(63,664)

Net noninterest-bearing funding sources	$54,570				$58,330

TOTAL ASSETS	$386,614				$355,108

(1)	Our average prime rate was 4.00% and 4.25% for the quarters ended March 31, 2004 and 2003, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.12% and 1.33% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for both quarters presented.

$12.5 billion for first quarter 2004, down $4.9 billion from a year ago. Excluding mortgage escrow deposits, total average core deposits grew $21 billion, or 12%, from a year ago. While savings certificates of deposit declined on average to $19.5 billion in first quarter 2004 from $22.0 billion in first quarter 2003, noninterest-bearing checking accounts and other core deposit categories increased on average from $174.8 billion in first quarter 2003 to $193.7 billion in first quarter 2004 reflecting growth in both commercial and consumer accounts. Total average interest-bearing deposits increased to $169.7 billion in first quarter 2004 from $152.1 billion in first quarter 2003.

NONINTEREST INCOME

	Quarter
	ended March 31	,	%
(in millions)	2004	2003	Change

Service charges on deposit accounts	$615	$553	11%
Trust and investment fees:
Trust, investment and IRA fees	375	324	16
Commissions and all other fees	160	136	18

Total trust and investment fees	535	460	16
Credit card fees	258	243	6
Other fees:
Cash network fees	43	42	2
Charges and fees on loans	211	180	17
All other	160	144	11

Total other fees	414	366	13
Mortgage banking:
Origination and other closing fees	178	276	(36)
Servicing fees, net of amortization and provision for impairment	166	(443)	—
Net gains (losses) on mortgage loan origination/sales activities	(80)	637	—
All other	51	91	(44)

Total mortgage banking	315	561	(44)
Operating leases	209	251	(17)
Insurance	317	266	19
Net gains on debt securities available for sale	33	18	83
Net gains (losses) from equity investments	95	(98)	—
Net gains (losses) on sales of loans	4	(1)	—
Net gains on dispositions of operations	1	27	(96)
All other	301	187	61

Total	$3,097	$2,833	9%

Service charges on deposit accounts increased 11% due to continued growth in primary checking accounts and increased activity.

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2004, these assets totaled approximately $608 billion, up 21% from $504 billion at March 31, 2003. Generally, these fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 16% for first quarter 2004 compared with first quarter 2003 was due primarily to growth in assets driven by a strong equity market, our successful efforts to grow these businesses and modest fill-in acquisitions such as Benson Associates, LLC.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At March 31, 2004 and 2003, brokerage balances were approximately $77 billion and $67 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction. The increase in commissions and all other fees of 18% for first quarter 2004 compared with first quarter 2003 was due to a higher number of brokerage transactions, stronger equity markets, increased sales of commission-based products and increased investment banking activity.

Credit card fees increased 6% from first quarter 2003 due to an increase in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $315 million in first quarter 2004, compared with $561 million in the same period of 2003. Origination and other closing fees decreased to $178 million from $276 million a year ago. Net gains on mortgage loan origination/sales activities declined $717 million from $637 million in first quarter 2003 to net losses of $80 million in first quarter 2004. This decline was primarily due to lower mortgage origination volume. Originations during first quarter 2004 declined to $65 billion from $103 billion during first quarter 2003. Most of the first quarter 2004 originations occurred late in the quarter as mortgage interest rates declined. With the application pipeline increasing to $72 billion at quarter end, we would expect originations and average mortgage loans held for sale in second quarter 2004 to be higher than first quarter.

Net servicing fees were a gain of $166 million in first quarter 2004, compared with a loss of $443 million in first quarter 2003. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and gains and losses from hedge ineffectiveness, which are all influenced by both the level and direction of mortgage interest rates. Servicing fees in first quarter 2004, compared with a net loss a year ago, reflected a higher level of mortgage loans serviced for others and a lower level of amortization expense and impairment provision. The increase in mortgage loans serviced for others from $499 billion to $609 billion was due to originations exceeding payoffs during the past year. The decrease in amortization expense and impairment provision was primarily due to slower projected prepayments resulting from a lower weighted-average note rate in the servicing portfolio compared with the prior year.

During first quarter 2004 and 2003, we recognized a direct write-down of MSRs of $169 million and $311 million, respectively. See “Financial Review - Critical Accounting Policies — Mortgage Servicing Rights Valuation” in our 2003 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary.

The increase in insurance fees was due to higher wholesale brokerage fees, increased demand for crop and other loan-based insurance products, as well as continued cross-selling of all insurance products.

Net gains on debt securities were $33 million in first quarter 2004, compared with $18 million in first quarter 2003. Net gains from equity investments were $95 million in first quarter 2004, compared with losses of $98 million in first quarter 2003. We expect to recognize additional gains going forward, although not necessarily the same amount each quarter as this quarter.

We routinely review our investment portfolios and recognize impairment write-downs based primarily on issuer-specific factors and results. We also consider general economic and market conditions, including industries in which venture capital investments are made, and adverse changes affecting the availability of venture capital. We determine impairment based on all of the information available at the time of the assessment, but new information or economic developments in the future could result in recognition of additional impairment.

The increase in “All other” was partly due to an increase in gains on trading securities, foreign exchange and other capital markets activities.

NONINTEREST EXPENSE

		Quarter
	ended March 31		,	%
(in millions)	2004	2003		Change

Salaries	$1,277	$1,141		12%
Incentive compensation	391	447		(13)
Employee benefits	492	419		17
Equipment	301	269		12
Net occupancy	294	296		(1)
Operating leases	155	187		(17)
Contract services	143	155		(8)
Outside professional services	119	112		6
Outside data processing	99	98		1
Advertising and promotion	84	81		4
Travel and entertainment	97	85		14
Telecommunications	81	78		4
Postage	75	84		(11)
Stationery and supplies	60	54		11
Charitable donations	7	14		(50)
Insurance	71	50		42
Operating losses	17	57		(70)
Security	40	42		(5)
Core deposit intangibles	34	37		(8)
All other	192	251		(24)

Total	$4,029	$3,957		2%

The 2% increase in noninterest expense was due primarily to higher salaries and benefits attributable to additional active, full-time equivalent team members, offset by a $115 million decrease in Home Mortgage expenses reflecting lower production volume.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial.

Community Banking’s net income was $1,167 million in first quarter 2004, compared with $1,058 million for the same period in 2003, an increase of 10%. Net interest income increased by $69 million, or 2%, compared with first quarter 2003, primarily due to growth in consumer loans and deposits, which more than offset the decrease in mortgages held for sale and the impact of a decline in the net interest margin. The provision for loan losses decreased by $3 million from 2003 due to the improved credit environment. Noninterest income was up $31 million in first quarter 2004 compared with 2003. Noninterest expense decreased by $32 million over 2003 primarily due to lower mortgage volume.

Wholesale Banking’s net income was $448 million in first quarter 2004, compared with $347 million in first quarter 2003. Net interest income increased to $562 million from $551 million in first quarter 2003. Average outstanding loan balances were $50.3 billion in first quarter 2004, up 2% from $49.3 billion in first quarter 2003. The provision for loan losses decreased by $30 million to $23 million for first quarter 2004 compared with first quarter 2003. Noninterest income increased to $828 million in 2004 from $652 million in 2003. Growth in revenue of 16% was primarily due to higher income from asset-based lending, insurance brokerage, fees and commissions and capital-markets related business. Noninterest expense increased to $669 million in first quarter 2004, up 8% from first quarter 2003, primarily due to higher personnel expense, including increased medical and benefit costs.

Wells Fargo Financial’s net income was $136 million in first quarter 2004, compared with $102 million in first quarter 2003, an increase of 33%. Net interest income increased $121 million, or 23%, due to growth in average loans. The provision for loan losses increased $26 million, or 18%, also due to growth in average loans. Noninterest income increased $11 million, or 12%, in first quarter 2004 compared with first quarter 2003, primarily due to a combination of a $2.5 million increase in gains on sales of investment securities and $6 million of unrealized gains related to interest rate swaps. Noninterest expense increased $58 million, or 19%, in first quarter 2004 compared with first quarter 2003, primarily due to increases in employee compensation and benefits and other costs relating to business expansion.

For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between first quarter 2004 and first quarter 2003 balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency debt securities. At March 31, 2004, we held $32.3 billion of debt securities available for sale, compared with $25.6 billion at March 31, 2003. We had a net unrealized gain on debt securities available for sale of $1.5 billion at both March 31, 2004 and 2003.

The weighted-average expected maturity of debt securities available for sale was 4.0 years at March 31, 2004. Since 76% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2004	$24.5	$1.0	3.4 yrs.
At March 31, 2004, assuming a 200 basis point:
Increase in interest rates	22.9	(.6)	5.4 yrs.
Decrease in interest rates	25.4	1.9	2.1 yrs.

See Note 3 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on page 6; quarter-end balances are in Note 4 (Loans and Allowance for Loan Losses) to Financial Statements.

Loans averaged $256.4 billion in first quarter 2004, compared with $195.1 billion in first quarter 2003, an increase of 31%. Total loans at March 31, 2004 were $264.2 billion, compared with $201.8 billion at March 31, 2003, an increase of 31%. The increases in total loans and average loans were due to the strong demand for consumer credit, including home equity, home mortgage, revolving credit and installment loan products. Mortgages held for sale decreased to $26.4 billion from $62.6 billion due to lower loan origination volume at the end of first quarter 2004.

DEPOSITS

	March 31		,	%
(in millions)	2004	2003		Change

Noninterest-bearing	$78,253	$75,330		4%
Interest-bearing checking	2,725	2,508		9
Market rate and other savings	120,008	103,596		16
Savings certificates	19,119	21,751		(12)

Core deposits	220,105	203,185		8
Other time deposits	20,467	24,958		(18)
Deposits in foreign offices	7,797	7,731		1

Total deposits	$248,369	$235,874		5%

The increase in deposits was predominantly due to normal growth from new products.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2003 Form 10-K and Note 16 (Guarantees) to Financial Statements.

RISK MANAGEMENT

CREDIT RISK MANAGEMENT PROCESS

Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, frequent and detailed risk measurement and modeling, and a continual loan audit review process. In addition, the external auditor and regulatory examiners review and perform detail tests of our credit underwriting, loan administration and allowance processes.

Nonaccrual Loans and Other Assets

The table below shows the comparative data for nonaccrual loans and other assets. We generally place loans on nonaccrual status (1) when they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal (unless both well-secured and in the process of collection), (2) when the full and timely collection of interest or principal becomes uncertain or (3) when part of the principal balance has been charged off. Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2003 Form 10-K describes our accounting policy for nonaccrual loans.

NONACCRUAL LOANS AND OTHER ASSETS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$514		$592		$836
Other real estate mortgage	263		285		222
Real estate construction	71		56		72
Lease financing	74		73		85

Total commercial and commercial real estate	922		1,006		1,215
Consumer:
Real estate 1-4 family first mortgage	281		274		239
Real estate 1-4 family junior lien mortgage	96		87		60
Other revolving credit and installment	85		88		44

Total consumer	462		449		343
Foreign	3		3		5

Total nonaccrual loans (1)	1,387		1,458		1,563
As a percentage of total loans	.52%		.58%		.77%

Foreclosed assets	222		198		193
Real estate investments (2)	2		6		5

Total nonaccrual loans and other assets	$1,611		$1,662		$1,761

(1)	Includes impaired loans of $521 million, $629 million and $671 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. (See Note 4 in this report and Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $4 million, at March 31, 2004, and $9 million at December 31 and March 31, 2003.

We expect that the amount of nonaccrual loans will change due to portfolio growth, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management. In addition, from time to time, we purchase loans from other financial institutions that we classify as nonaccrual based on our policies.

Loans 90 Days or More Past Due and Still Accruing

Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.

The total of loans 90 days past due and still accruing was $2,293 million, $2,337 million and $626 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. At March 31, 2004 and December 31, 2003, the total included $1,631 million and $1,641 million, respectively, in advances pursuant to our servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Prior to clarifying guidance issued in 2003 as to classification as loans, GNMA advances were included in other assets.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Commercial and commercial real estate:
Commercial	$51		$87		$47
Other real estate mortgage	3		9		7
Real estate construction	9		6		9

Total commercial and commercial real estate	63		102		63
Consumer:
Real estate 1-4 family first mortgage	112		117		88
Real estate 1-4 family junior lien mortgage	27		31		34
Credit card	147		135		133
Other revolving credit and installment	313		311		308

Total consumer	599		594		563

Total	$662		$696		$626

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio, including unfunded commitments, at the balance sheet date. We assume that the allowance for loan losses as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values. The analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan category, is presented in Note 4 (Loans and Allowance for Loan Losses) to Financial Statements.

We consider the allowance for loan losses of $3.89 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded commitments, at March 31, 2004. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See “Financial Review – Critical Accounting Policies – Allowance for Loan Losses” in our 2003 Form 10-K. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable loan losses in relation to the amount reserved. We may need to significantly increase the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for loan losses is discussed in Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) – which oversees these risks and reports periodically to the Finance Committee of the Board of Directors – consists of senior financial and business executives. Each of our principal business groups – Community Banking (including Mortgage Banking), Wholesale Banking and Wells Fargo Financial – have individual asset/liability management committees and processes linked to the Corporate ALCO process.

INTEREST RATE RISK

Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
•	short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of mortgage servicing rights, the value of the pension liability and other sources of earnings.

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, if we assume an increase of 350 basis points in the federal funds rate from its level at March 31, 2004 and an increase of 265 basis points in the 10 year Constant Maturity Treasury bond yield during the same period, estimated earnings would be within 1% of our most likely earnings plan for 2004. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2004 and December 31, 2003 are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
•	to convert most of the long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance,
•	to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa, and
•	to hedge the mortgage origination pipeline, funded mortgage loans and mortgage servicing rights using swaptions, futures, forwards and options.

MORTGAGE BANKING INTEREST RATE RISK

We originate, fund and service mortgage loans, which subjects us to a number of risks, including credit, liquidity and interest rate risks. We manage credit and liquidity risk by selling or securitizing most of the mortgage loans we originate. Changes in interest rates, however, may have a significant effect on mortgage banking income in any quarter and over time. Interest rates impact both the value of the mortgage servicing rights (MSRs), which is adjusted to the lower of cost or fair value, and the future earnings of the mortgage business, which are driven by origination volume and the duration of our servicing. We manage both risks by hedging the impact of interest rates on the value of the MSRs using derivatives, combined with the “natural hedge” provided by the origination and servicing components of the mortgage business; however, we do not hedge 100% of these two risks.

We hedge a significant portion of the value of our MSRs against a change in interest rates with derivatives. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of our MSRs for any given change in long-term interest rates.

The value of our MSRs is influenced primarily by prepayment speed assumptions affecting the duration of the mortgage loans to which our MSRs relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans and decrease the value of the MSRs. In contrast, prepayment speed assumptions would tend to slow in a rising interest rate environment and increase the value of the MSRs.

For a given decline in interest rates, a portion of the potential reduction in the value of our MSRs is offset by estimated increases in origination and servicing fees over time from new mortgage activity or refinancing associated with that decline in interest rates. With much lower long-term interest rates, the decline in the value of our MSRs and the effect on net income would be immediate whereas the additional origination and servicing fee income accrues over time. Under GAAP, impairment of our MSRs, due to a decrease in long-term rates or other reasons, is charged to earnings through an increase to the valuation allowance.

In scenarios of sustained increases in long-term interest rates, origination fees may eventually decline as refinancing activity slows. In such higher interest rate scenarios, the duration of the servicing portfolio may lengthen. In such circumstances, we may reduce periodic amortization of MSRs, and may recover some or all of the previously established valuation allowance.

Our MSRs totaled $6.1 billion, net of a valuation allowance of $2.2 billion, at March 31, 2004, and $4.2 billion, net of a valuation allowance of $2.5 billion, at March 31, 2003. The increase in MSRs was primarily due to the growth in the servicing portfolio resulting from originations and purchases. Our MSRs were 1.0% of mortgage loans serviced for others at March 31, 2004, compared with 1.15% at December 31, 2003 and .84% at March 31, 2003.

MARKET RISK — TRADING ACTIVITIES

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives – transacted with customers or used to hedge capital market transactions with customers – are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives at

March 31, 2004 and December 31, 2003 are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one day VAR throughout first quarter 2004 was $13 million, with a lower bound of $11 million and an upper bound of $17 million.

MARKET RISK — EQUITY MARKETS

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors. The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. At March 31, 2004, private equity investments totaled $1,693 million, compared with $1,644 million at March 31, 2003.

We also have marketable equity securities in the available for sale investment portfolio, including shares distributed from our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. At March 31, 2004, the fair value of marketable equity securities was $577 million and cost was $414 million, compared with $525 million and $569 million, respectively, at March 31, 2003.

Changes in equity market prices may also indirectly affect our net income (1) by affecting the value of third party assets under management and, hence, fee income, (2) by affecting particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market, or (3) by affecting brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.

LIQUIDITY AND FUNDING

The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. We set liquidity management guidelines for both the consolidated balance sheet as well as for the Parent specifically to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries. Debt securities in the securities available for sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold and securities purchased under resale agreements. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations.

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. The remaining assets were funded by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased and securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities.

Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-based secured funding. In September 2003, Moody’s Investors Service raised Wells Fargo Bank, N.A.’s rating to “Aaa,” its highest investment grade, from “Aa1” and raised the Company’s senior debt rating to “Aa1” from “Aa2.” In October 2003, Standard & Poor’s Ratings Service raised the counterparty ratings on the Company to “AA-minus/A-1-plus” from “A-plus/A-1” and the revised outlook for the Company to stable from positive. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings.

Parent. In March 2003, the Parent registered with the Securities and Exchange Commission (SEC) for issuance an additional $15.3 billion in senior and subordinated notes and preferred and common securities. During first quarter 2004, the Parent issued a total of $6.0 billion of senior and subordinated notes. At March 31, 2004, the Parent’s remaining issuance capacity under effective registration statements was $3.0 billion. We used the proceeds from securities issued in first quarter 2004 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper and has a $1 billion back-up credit facility. In April 2004, the Parent issued $500 million in subordinated debt and $500 million in junior subordinated debentures (See Note 8 (Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures) to Financial Statements for additional information). Also, in April 2004, the Parent filed a registration statement with the SEC for issuance of $20 billion in senior and subordinated notes, preferred stock and other securities.

Bank Note Program. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. This program updates and supercedes the bank note program established in February 2001. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During first quarter 2004, Wells Fargo Bank, N.A. issued $4.2 billion in senior long-term notes. At March 31, 2004, the remaining issuance authority under the long-term portion was $10.7 billion.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) in senior debt and, at March 31, 2004, no issuances have been made. During first quarter 2004, WFFI entered into a secured borrowing arrangement for $500 million (US). Under the terms of the arrangement WFFI pledged auto loans as security for the borrowing.

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. During first quarter 2004, consolidated assets increased by $10 billion, or 2%.

From time to time our Board of Directors authorizes the Company to repurchase shares of its common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.

Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases. In November 2003, the SEC amended Rule 10b-18 to impose an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in the Company’s best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.

During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of our outstanding common stock. During first quarter 2004, we repurchased approximately 11 million shares of our common stock. At March 31, 2004, the total remaining common stock repurchase authority under the 2002 authorization was approximately 16 million shares. In April 2004, the Board authorized the repurchase of up to 25 million additional shares of common stock. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 on page 57.) Total common stock dividend payments in first quarter 2004 were $765 million.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In first quarter 2004, retained earnings increased $954 million, predominantly as a result of net income of $1.8 billion less dividends of $765 million. In first quarter 2004, we issued $487 million of common stock under various employee benefit and director plans and under our dividend reinvestment program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	future credit losses and nonperforming assets;
•	the future value of mortgage servicing rights;
•	the future value of equity securities, including those in our venture capital portfolios;
•	the impact of new accounting standards;
•	the future level of mortgage originations and mortgages held for sale;
•	the future level of gains from equity investments; and
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital.

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

There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Balance Sheet Analysis”). Factors relating to the regulation and supervision are described in our 2003 Form 10-K. Any factor described in this report or in our 2003 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this report or in our 2003 Form 10-K that could cause results to differ from our expectations.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

Our business and earnings are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, an increase in unemployment, or other events that effect household and/or corporate incomes could decrease the demand for loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

Geopolitical conditions can also affect our earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the U.S. and abroad. The terrorist attacks in 2001, for example, caused an immediate decrease in air travel, which affected the airline industry, lodging, gaming and tourism.

We discuss other business and economic conditions in more detail elsewhere in this report.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and hard to predict.

The financial services industry is highly competitive.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies now can merge by creating a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to the “Regulation and Supervision” and to Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2003 Form 10-K.

Future legislation could change our competitive position.

Legislation is from time to time introduced in the Congress, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any regulations, would have on our financial condition or results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected by relying on financial statements that do not comply with GAAP or that are materially misleading.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Company Factors

Maintaining or increasing our market share depends on market acceptance of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We might not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

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

The holding company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the holding company’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the holding company. Also, the holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision—Dividend Restrictions” and “—Holding Company Structure” in our 2003 Form 10-K.

Our accounting policies and methods are key to how we report our financial condition and results of operations. They may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2003 Form 10-K describes our significant accounting policies.

Three accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan losses, (2) the valuation of mortgage servicing rights, and (3) pension accounting. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:
•	significantly increase our allowance for loan losses and/or sustain loan losses that are significantly higher than the reserve provided;
•	recognize significant provision for impairment of our mortgage servicing rights; or
•	significantly increase our pension liability.

For more information, see “Critical Accounting Policies” in our 2003 Form 10-K and refer in this report to “Balance Sheet Analysis” and “Asset/Liability and Market Risk Management.”

We have businesses other than banking.

We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties. We discuss some examples below.

Merchant Banking. Our merchant banking business, which includes venture capital investments, has a much greater risk of capital losses than our traditional banking business. Also, it is difficult to predict the timing of any gains from this business. Realization of gains from our venture capital investments depends on a number of factors—many beyond our control—including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors, such as a slowdown in consumer demand or a decline in capital spending, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other-than-temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report “Balance Sheet Analysis—Securities Available for Sale.”

Mortgage Banking. The effect of interest rates on our mortgage business can be large and complex. Changes in interest rates can affect loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. We use dynamic, sophisticated models to assess the effect of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights. The estimates of net income and fair value produced by these models, however, depend on assumptions of future loan demand, prepayment speeds and other factors that may overstate or understate actual experience. We use derivatives to hedge the value of our servicing portfolio but they do not cover the full value of the portfolio. We cannot assure that the hedges will offset significant decreases in the value of the portfolio. For more information, see in our 2003 Form 10-K “Critical Accounting Policies—Valuation of Mortgage Servicing Rights” and in this report “Asset /Liability and Market Risk Management.”

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

We have an active acquisition program.

We regularly explore opportunities to acquire financial institutions and other financial services providers. We cannot predict the number, size or timing of acquisitions. We typically do not comment publicly on a possible acquisition or business combination until we have signed a definitive agreement.

Our ability to successfully complete an acquisition generally is subject to regulatory approval. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to sell banks or branches as a condition to receiving regulatory approval.

Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

Legislative Risk

Our business model depends on sharing information among the family of companies owned by Wells Fargo to better satisfy our customers’ needs. Laws that restrict the ability of our companies to share information about customers could negatively affect our revenue and profit.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense. We may not be able to hire the best people or to keep them.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2004, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

Internal Control Over Financial Reporting

No change occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2004	2003

INTEREST INCOME
Securities available for sale	$445	$453
Mortgages held for sale	334	814
Loans held for sale	63	67
Loans	3,957	3,332
Other interest income	59	62

Total interest income	4,858	4,728

INTEREST EXPENSE
Deposits	370	427
Short-term borrowings	63	95
Long-term debt	375	330
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	27

Total interest expense	808	879

NET INTEREST INCOME	4,050	3,849
Provision for loan losses	404	411

Net interest income after provision for loan losses	3,646	3,438

NONINTEREST INCOME
Service charges on deposit accounts	615	553
Trust and investment fees	535	460
Credit card fees	258	243
Other fees	414	366
Mortgage banking	315	561
Operating leases	209	251
Insurance	317	266
Net gains on debt securities available for sale	33	18
Net gains (losses) from equity investments	95	(98)
Other	306	213

Total noninterest income	3,097	2,833

NONINTEREST EXPENSE
Salaries	1,277	1,141
Incentive compensation	391	447
Employee benefits	492	419
Equipment	301	269
Net occupancy	294	296
Operating leases	155	187
Other	1,119	1,198

Total noninterest expense	4,029	3,957

INCOME BEFORE INCOME TAX EXPENSE	2,714	2,314
Income tax expense	947	822

NET INCOME	$1,767	$1,492

NET INCOME APPLICABLE TO COMMON STOCK	$1,767	$1,491

EARNINGS PER COMMON SHARE
Earnings per common share	$1.04	$.89

Diluted earnings per common share	$1.03	$.88

DIVIDENDS DECLARED PER COMMON SHARE	$.45	$.30

Average common shares outstanding	1,699.3	1,681.5

Diluted average common shares outstanding	1,721.2	1,694.1

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2004	2003	2003

ASSETS
Cash and due from banks	$13,972	$15,547	$16,011
Federal funds sold and securities purchased under resale agreements	2,439	2,745	4,982
Securities available for sale	32,857	32,953	26,168
Mortgages held for sale	26,361	29,027	62,610
Loans held for sale	8,037	7,497	7,075

Loans	264,216	253,073	201,822
Allowance for loan losses	3,891	3,891	3,840

Net loans	260,325	249,182	197,982

Mortgage servicing rights, net	6,097	6,906	4,183
Premises and equipment, net	3,545	3,534	3,680
Goodwill	10,403	10,371	9,799
Other assets	33,318	30,036	37,117

Total assets	$397,354	$387,798	$369,607

LIABILITIES
Noninterest-bearing deposits	$78,253	$74,387	$75,330
Interest-bearing deposits	170,116	173,140	160,544

Total deposits	248,369	247,527	235,874
Short-term borrowings	20,397	24,659	33,196
Accrued expenses and other liabilities	19,756	17,501	19,938
Long-term debt	73,390	63,642	46,982
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	2,885

Total liabilities	361,912	353,329	338,875

STOCKHOLDERS’ EQUITY
Preferred stock	452	214	430
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,711	9,643	9,514
Retained earnings	23,796	22,842	20,310
Cumulative other comprehensive income	1,057	938	913
Treasury stock — 39,199,710 shares, 38,271,651 shares and 61,454,942 shares	(1,984)	(1,833)	(2,947)
Unearned ESOP shares	(484)	(229)	(382)

Total stockholders’ equity	35,442	34,469	30,732

Total liabilities and stockholders’ equity	$397,354	$387,798	$369,607

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2002	$1,685,906,507	$251	$2,894	$9,498	$19,355	$976	$(2,465)	$(190)	$30,319

Comprehensive income
Net income					1,492				1,492
Other comprehensive income, net of tax:
Translation adjustments						8			8
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $8 million of net gains included in net income						(113)			(113)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $23 million of net losses on cash flow hedges included in net income						42			42

Total comprehensive income									1,429
Common stock issued	3,588,368			5	(30)		171		146
Common stock repurchased	(16,359,432)						(744)		(744)
Preferred stock (260,200) issued to ESOP		260		19				(279)	—
Preferred stock released to ESOP				(6)				87	81
Preferred stock (80,585) converted to common shares	1,790,640	(81)		(2)			83		—
Preferred stock dividends					(1)				(1)
Common stock dividends					(506)				(506)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							8		8

Net change	(10,980,424)	179	—	16	955	(63)	(482)	(192)	413

BALANCE MARCH 31, 2003	1,674,926,083	$430	$2,894	$9,514	$20,310	$913	$(2,947)	$(382)	$30,732

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income
Net income					1,767				1,767
Other comprehensive income, net of tax:
Translation adjustments						(2)			(2)
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $58 million of net gains included in net income						106			106
Net unrealized gains on derivatives and hedging activities, net of reclassification of $314 million of net losses on cash flow hedges included in net income						15			15

Total comprehensive income									1,886
Common stock issued	8,682,149			42	(47)		409		404
Common stock repurchased	(11,077,068)						(633)		(633)
Preferred stock (321,000) issued to ESOP		321		23				(344)	--
Preferred stock released to ESOP				(6)				89	83
Preferred stock (83,127) converted to common shares	1,466,860	(83)		9			74		--
Common stock dividends					(765)				(765)
Change in Rabbi trust asset and similar arrangements (classified as treasury stock)							(1)		(1)
Other, net					(1)				(1)

Net change	(928,059)	238	—	68	954	119	(151)	(255)	973

BALANCE MARCH 31, 2004	1,697,181,315	$452	$2,894	$9,711	$23,796	$1,057	$(1,984)	$(484)	$35,442

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2004	2003

Cash flows from operating activities:
Net income	$1,767	$1,492
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	404	411
Provision for mortgage servicing rights in excess of fair value, net	400	592
Depreciation and amortization	866	1,250
Net gains on securities available for sale	(85)	(13)
Net losses (gains) on mortgage loan origination/sales activities	80	(637)
Net losses (gains) on sales of loans	(4)	1
Net losses (gains) on dispositions of premises and equipment	9	(4)
Net gains on dispositions of operations	(1)	(27)
Release of preferred shares to ESOP	83	81
Net decrease (increase) in trading assets	(1,619)	1,923
Net increase in deferred income taxes	87	28
Net decrease (increase) in accrued interest receivable	1	(46)
Net increase (decrease) in accrued interest payable	38	(9)
Originations of mortgages held for sale	(47,406)	(90,520)
Proceeds from sales of mortgages held for sale	50,439	77,394
Principal collected on mortgages held for sale	294	824
Net increase in loans held for sale	(540)	(410)
Other assets, net	(1,757)	(1,001)
Other accrued expenses and liabilities, net	2,319	1,486

Net cash provided (used) by operating activities	5,375	(7,185)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	1,064	818
Proceeds from prepayments and maturities	2,132	2,713
Purchases	(2,657)	(2,109)
Net cash paid for acquisitions	(32)	(763)
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	(8,428)	1,377
Proceeds from sales (including participations) of loans by banking subsidiaries	400	599
Purchases (including participations) of loans by banking subsidiaries	(1,116)	(9,869)
Principal collected on nonbank entities’ loans	4,023	6,804
Loans originated by nonbank entities	(6,677)	(4,281)
Purchases of loans by nonbank entities	—	(3,682)
Proceeds from dispositions of operations	1	30
Proceeds from sales of foreclosed assets	53	74
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	306	(1,808)
Net decrease (increase) in mortgage servicing rights	71	(493)
Other, net	(998)	(1,260)

Net cash used by investing activities	(11,858)	(11,850)

Cash flows from financing activities:
Net increase in deposits	842	18,958
Net decrease in short-term borrowings	(4,262)	(250)
Proceeds from issuance of long-term debt	12,336	7,364
Repayment of long-term debt	(2,947)	(7,769)
Proceeds from issuance of common stock	349	137
Repurchase of common stock	(633)	(744)
Payment of cash dividends on preferred and common stock	(765)	(507)
Other, net	(12)	37

Net cash provided by financing activities	4,908	17,226

Net change in cash and due from banks	(1,575)	(1,809)

Cash and due from banks at beginning of quarter	15,547	17,820

Cash and due from banks at end of quarter	$13,972	$16,011

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$846	$870
Income taxes	677	528
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$121	$135
Net transfers from mortgages held for sale to loans	112	43

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking and consumer finance through stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. When we refer to “the Company”, “we”, “our” and “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

Our accounting and reporting policies conform with generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2003 Form 10-K. There have been no significant changes to these policies.

STOCK-BASED COMPENSATION

We have several stock-based employee compensation plans, which are described more fully in Note 14 (Common Stock and Stock Plans) to Financial Statements in our 2003 Form 10-K. As permitted by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, we have elected to continue applying the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for stock-based employee compensation plans. Pro forma net income and earnings per common share information is provided in the table on page 32, as if we accounted for employee stock option plans under the fair value method of FAS 123.

	Quarter ended March 31		,
(in millions, except per share amounts)	2004	2003

Net income, as reported	$1,767	$1,492
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(163)	(46)

Net income, pro forma	$1,605	$1,447

Earnings per common share
As reported	$1.04	$.89
Pro forma	.94	.86
Diluted earnings per common share
As reported	$1.03	$.88
Pro forma	.93	.85

Total stock-based employee compensation was higher under the fair value method in first quarter 2004 compared with first quarter 2003. Stock options granted in our February 2004 grant, under our Long-Term Incentive Plan, fully vested upon grant, resulting in full recognition of stock-based compensation expense for the 2004 grant under the fair value method in the table above. Stock options granted in our February 2003 grant vest over a three-year period, and expense reflected in the table for this grant is recognized over the vesting period.

2.	BUSINESS COMBINATIONS

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In the three months ended March 31, 2004, we completed acquisitions of three insurance brokerage businesses with a total of approximately $10 million in assets.

There were no pending business combinations as of March 31, 2004.

3.	SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity at March 31, 2004 or 2003.

	Mar. 31, 2004		Dec. 31, 2003		Mar. 31, 2003
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,193	$1,235	$1,252	$1,286	$1,138	$1,195
Securities of U.S. states and political subdivisions	3,138	3,320	3,175	3,346	2,192	2,330
Mortgage-backed securities:
Federal agencies	19,682	20,532	20,353	21,130	15,994	17,154
Private collateralized mortgage obligations (1)	3,733	3,922	3,056	3,154	2,205	2,297

Total mortgage-backed securities	23,415	24,454	23,409	24,284	18,199	19,451
Other	3,074	3,271	3,285	3,455	2,584	2,667

Total debt securities	30,820	32,280	31,121	32,371	24,113	25,643
Marketable equity securities	414	577	394	582	569	525

Total	$31,234	$32,857	$31,515	$32,953	$24,682	$26,168

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Estimated unrealized gross gains	$1,661		$1,502		$1,672
Estimated unrealized gross losses	(38)		(64)		(186)

Estimated unrealized net gains	$1,623		$1,438		$1,486

The following table shows the realized net gains on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter ended March 31		,
(in millions)	2004	2003

Realized gross gains	$96	$40
Realized gross losses (1)	(11)	(27)

Realized net gains	$85	$13

(1)	Includes other-than-temporary impairment of $20 million for first quarter 2003.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the major categories of loans outstanding is shown in the table below. Outstanding loan balances are net of unearned income, including net deferred loan fees, of $3,681 million, $3,430 million and $3,735 million, at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Commercial and commercial real estate:
Commercial	$48,034		$48,729		$48,147
Other real estate mortgage	28,323		27,592		25,629
Real estate construction	8,259		8,209		8,032
Lease financing	5,018		4,477		4,567

Total commercial and commercial real estate	89,634		89,007		86,375
Consumer:
Real estate 1-4 family first mortgage	90,563		83,535		48,337
Real estate 1-4 family junior lien mortgage	40,281		36,629		29,329
Credit card	8,357		8,351		7,359
Other revolving credit and installment	32,755		33,100		28,361

Total consumer	171,956		161,615		113,386
Foreign	2,626		2,451		2,061

Total loans	$264,216		$253,073		$201,822

In first quarter 2004, we entered into a secured borrowing arrangement for $500 million. Under the terms of the arrangement we pledged auto loans as security for the borrowing.

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Impairment measurement based on:
Collateral value method	$324		$386		$319
Discounted cash flow method	197		243		352

Total(1)	$521		$629		$671

(1)	Includes $40 million, $59 million and $142 million of impaired loans with a related allowance of $6 million, $8 million and $20 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

The average recorded investment in impaired loans during first quarter 2004 and 2003 was $568 million and $645 million, respectively.

Changes in the allowance for loan losses were:

	Quarter ended March 31	,
(in millions)	2004	2003

Balance, beginning of period	$3,891	$3,819

Allowances related to business combinations/other	—	25

Provision for loan losses	404	411

Loan charge-offs:
Commercial and commercial real estate:
Commercial	(111)	(153)
Other real estate mortgage	(7)	(2)
Real estate construction	(3)	(3)
Lease financing	(12)	(11)

Total commercial and commercial real estate	(133)	(169)
Consumer:
Real estate 1-4 family first mortgage	(13)	(13)
Real estate 1-4 family junior lien mortgage	(29)	(18)
Credit card	(109)	(112)
Other revolving credit and installment	(224)	(198)

Total consumer	(375)	(341)
Foreign	(28)	(20)

Total loan charge-offs	(536)	(530)

Loan recoveries:
Commercial and commercial real estate:
Commercial	42	36
Other real estate mortgage	2	2
Real estate construction	1	5
Lease financing	6	1

Total commercial and commercial real estate	51	44
Consumer:
Real estate 1-4 family first mortgage	1	2
Real estate 1-4 family junior lien mortgage	4	3
Credit card	15	12
Other revolving credit and installment	56	51

Total consumer	76	68
Foreign	5	3

Total loan recoveries	132	115

Net loan charge-offs	(404)	(415)

Balance, end of period	$3,891	$3,840

Net loan charge-offs (annualized) as a percentage of average total loans	.63%	.86%

Allowance as a percentage of total loans	1.47%	1.90%

5.	OTHER ASSETS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2004		2003		2003

Trading assets	$10,538		$8,919		$8,244
Accounts receivable	2,348		2,456		5,364
Nonmarketable equity investments:
Private equity investments	1,693		1,714		1,644
Federal bank stock	1,732		1,765		1,498
All other	1,633		1,542		1,467

Total nonmarketable equity investments	5,058		5,021		4,609

Operating lease assets	3,397		3,448		4,072
Interest receivable	1,286		1,287		1,185
Core deposit intangibles	703		737		831
Interest-earning deposits	767		988		538
Foreclosed assets	222		198		193
Due from customers on acceptances	130		137		83
Other	8,869		6,845		11,998

Total other assets	$33,318		$30,036		$37,117

Trading assets are predominantly securities, including corporate debt, U.S. government agency obligations and the fair value of derivatives held for customer accommodation purposes. Interest income from trading assets was $34 million and $31 million in first quarter 2004 and 2003, respectively. Noninterest income from trading assets, included in the “other” category, was $143 million and $141 million in first quarter 2004 and 2003, respectively.

Net gains (losses) from sales or impairment of nonmarketable equity investments were $57 million and $(96) million in first quarter 2004 and 2003, respectively, and included net gains (losses) from private equity investments of $43 million and $(93) million in first quarter 2004 and 2003, respectively.

6.	INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at March 31, 2004 and 2003 was:

	March 31				,
	2004		2003
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights,
before valuation allowance (1)	$16,392	$8,122	$12,306	$5,654
Core deposit intangibles	2,426	1,723	2,415	1,584
Other	394	279	380	261

Total amortized intangible assets	$19,212	$10,124	$15,101	$7,499

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $2,173 million at March 31, 2004 and $2,469 million at March 31, 2003. The carrying value of mortgage servicing rights was $6,097 million at March 31, 2004 and $4,183 million at March 31, 2003.

As of March 31, 2004, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Three months ended March 31, 2004 (actual)	$511	$34	$6	$551

Nine months ended December 31, 2004 (estimate)	$1,534	$99	$18	$1,651

Estimate for year ended December 31,
2005	$1,504	$123	$18	$1,645
2006	1,031	110	15	1,156
2007	807	100	14	921
2008	653	92	13	758
2009	528	85	11	624

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of March 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at March 31, 2004. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

7.	GOODWILL

The following table summarizes the changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

Balance December 31, 2002	$6,743	$2,667	$343	$9,753

Goodwill from business combinations	—	43	—	43
Foreign currency translation adjustments	—	—	3	3

Balance March 31, 2003	$6,743	$2,710	$346	$9,799

Balance December 31, 2003	$7,286	$2,735	$350	$10,371

Goodwill from business combinations	—	32	—	32

Balance March 31, 2004	$7,286	$2,767	$350	$10,403

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting are:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

March 31, 2003	$2,896	$760	$346	$5,797	$9,799

March 31, 2004	$3,439	$817	$350	$5,797	$10,403

8.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES

At December 31, 2003, we had 13 wholly-owned trusts (the Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. At December 31, 2003, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, we deconsolidated the Trusts. The $3.8 billion of junior subordinated debentures issued by the Company to the Trusts were reflected as long-term debt in the consolidated balance sheet at December 31, 2003. The common stock issued by the Trusts was recorded in other assets in the consolidated balance sheet at December 31, 2003. Because the Trusts are (1) wholly-owned finance subsidiary issuers of securities, have no operating histories or independent operations and are not engaged in and do not propose to engage in any activity other than holding as trust assets the corresponding junior subordinated debentures of Wells Fargo and issuing the trust securities, and (2) the securities were fully and unconditionally guaranteed by the parent company, the Trusts will not file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Payments on the junior subordinated debentures are generally made from cash provided by operating activities, which include dividends receivable from subsidiaries. See Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements in our 2003 Form 10-K for a discussion of certain federal and state regulatory limitations on dividends.

Prior to December 31, 2003, the Trusts were consolidated subsidiaries and were included in liabilities in the consolidated balance sheet, as “Guaranteed preferred beneficial interests in Company’s subordinated debentures.” The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

The debentures issued to the Trusts, less the common securities of the Trusts, $3.6 billion at March 31, 2004, continued to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board.

9.	PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2004		2003		2003		2004		2003		2003		Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	—		—		1,460,000		$—		$—		$73		5.50%	10.50%

ESOP Cumulative Convertible (2)

2004	237,903		—		—		238		—		—		8.50	9.50

2003	68,208		68,238		183,143		68		68		183		8.50	9.50

2002	53,641		53,641		60,521		54		54		60		10.50	11.50

2001	40,206		40,206		46,126		40		40		46		10.50	11.50

2000	29,492		29,492		34,742		30		30		35		11.50	12.50

1999	11,032		11,032		13,222		11		11		13		10.30	11.30

1998	4,075		4,075		5,095		4		4		5		10.75	11.75

1997	4,081		4,081		5,876		4		4		6		9.50	10.50

1996	2,927		2,927		5,407		3		3		6		8.50	9.50

1995	408		408		3,043		—		—		3		10.00	10.00

Total preferred stock	451,973		214,100		1,817,175		$452		$214		$430

Unearned ESOP shares (3)							$(484)		$(229)		$(382)

(1)	On November 15, 2003, all shares were redeemed at the stated liquidation price of $50 plus accrued dividends.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10.	EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

We do not expect that we will be required to make a minimum contribution in 2004 for our Cash Balance Plan. The maximum contribution amount for the Cash Balance Plan is the maximum deductible contribution under the Internal Revenue Code, which we are currently estimating. The Company will determine whether or not to make a contribution later this year based on various factors, including the maximum amount of tax deductible contribution and 2004 asset performance.

The net periodic benefit cost for first quarter 2004 and 2003 was:

	Quarter ended March 31					,
	2004			2003
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$40	$5	$3	$41	$5	$4
Interest cost	51	3	10	52	4	11
Expected return on plan assets	(78)	—	(5)	(68)	—	(5)
Recognized net actuarial loss (gain)(1)	11	—	1	21	2	(1)
Amortization of prior service cost	—	—	(1)	4	—	—

Net periodic benefit cost	$24	$8	$8	$50	$11	$9

(1)	Net actuarial loss (gain) is generally amortized over five years.

11.	EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2004	2003

Net income	$1,767	$1,492
Less: Preferred stock dividends	—	1

Net income applicable to common stock (numerator)	$1,767	$1,491

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,699.3	1,681.5

Per share	$1.04	$.89

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,699.3	1,681.5
Add: Stock options	21.5	12.1
Restricted share rights	.4	.5

Diluted average common shares outstanding (denominator)	1,721.2	1,694.1

Per share	$1.03	$.88

In first quarter 2004 and 2003, options to purchase 2.2 million and 73.2 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

12. OPERATING SEGMENTS

We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In that case, results for prior periods would be restated for comparability.

The Community Banking Group offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance, securities brokerage and insurance through affiliates and venture capital financing. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.

Community Banking serves customers through a wide range of channels, which include traditional banking stores, in-store banking centers, business centers and ATMs. Also, PhoneBankSM centers and the National Business Banking Center provide 24-hour telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products, insurance brokerage services and investment banking services. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, Canada and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.

The Other Column consists of Corporate level investment activities and balances and unallocated goodwill balances held at the enterprise level. This column also includes separately identified transactions recorded at the enterprise level for management reporting.

(income/expense in millions,	Community		Wholesale		Wells Fargo				Consolidated
average balances in billions)	Banking		Banking		Financial		Other (3)		Company
Quarter ended March 31,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (1)	$2,846	$2,777	$562	$551	$644	$523	$(2)	$(2)	$4,050	$3,849
Provision for loan losses (2)	214	217	23	53	167	141	—	—	404	411
Noninterest income	2,140	2,109	828	652	102	91	27	(19)	3,097	2,833
Noninterest expense	2,994	3,026	669	620	366	308	—	3	4,029	3,957

Income (loss) before income tax expense (benefit)	1,778	1,643	698	530	213	165	25	(24)	2,714	2,314
Income tax expense (benefit)	611	585	250	183	77	63	9	(9)	947	822

Net income (loss)	$1,167	$1,058	$448	$347	$136	$102	$16	$(15)	$1,767	$1,492

Average loans	$180.3	$128.3	$50.3	$49.3	$25.8	$17.5	$—	$—	$256.4	$195.1
Average assets	277.4	255.4	75.7	74.1	27.4	19.4	6.1	6.2	386.6	355.1
Average core deposits	188.3	176.3	24.7	20.4	.1	.1	—	—	213.1	196.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides the other segments.
(2)	Generally, the provision for loan losses represents actual net charge-offs for each operating segment.
(3)	Revenue (net interest income plus noninterest income) and net income principally relate to Corporate level equity investment activities. Average assets consist of unallocated goodwill.

13. VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. These entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $5 billion in total assets at March 31, 2004. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against our general credit.

We hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $2 billion in total assets at March 31, 2004. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $600 million.

14. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter ended March 31		,
(in millions)	2004	2003

Origination and other closing fees	$178	$276
Servicing fees, net of amortization and provision for impairment	166	(443)
Net gains (losses) on mortgage loan originations/sales activities	(80)	637
All other	51	91

Total mortgage banking noninterest income	$315	$561

Each quarter, we evaluate mortgage servicing rights (MSRs) for possible impairment based on the difference between the carrying amount and current fair value of the MSRs. If a temporary impairment exists, we establish a valuation allowance for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. We have a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals. (See Note 1 – Transfer and Servicing of Financial Assets to Financial Statements in our 2003 Form 10-K for additional discussion of our policy for valuation of MSRs.) In first quarter 2004 and 2003, we determined that a portion of the asset was not recoverable and reduced both the asset and the previously designated valuation allowance by a $169 million and $311 million write-down, respectively.

This table summarizes the changes in mortgage servicing rights.

	Quarter ended March 31	,
(in millions)	2004	2003

Mortgage servicing rights:
Balance, beginning of quarter	$8,848	$6,677
Originations (1)	338	603
Purchases (1)	268	394
Amortization	(511)	(803)
Write-down	(169)	(311)
Other (includes changes in mortgage servicing rights due to hedging)	(504)	92

Balance, end of quarter	$8,270	$6,652

Valuation Allowance:
Balance, beginning of quarter	$1,942	$2,188
Provision for mortgage servicing rights in excess of fair value	400	592
Write-down of mortgage servicing rights	(169)	(311)

Balance, end of quarter	$2,173	$2,469

Mortgage servicing rights, net	$6,097	$4,183

Ratio of mortgage servicing rights to related loans serviced for others	1.00%	.84%

(1)	Based on March 31, 2004 assumptions, the weighted-average amortization period for mortgage servicing rights added during the quarter was 4.1 years.

The components of the managed servicing portfolio were:

	March 31		,
(in billions)	2004	2003

Loans serviced for others	$609	$499
Owned loans serviced (portfolio and held for sale)	116	110

Total owned servicing	725	609
Sub-servicing	28	29

Total managed servicing portfolio	$753	$638

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (See Note 12) consists of WFFI and other affiliated consumer finance entities managed by WFFI but not included in WFFI reported below.

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$500	$—	$—	$(500)	$—
Nonbank	139	—	—	(139)	—
Interest income from loans	—	807	3,150	—	3,957
Interest income from subsidiaries	200	—	—	(200)	—
Other interest income	23	19	859	—	901

Total interest income	862	826	4,009	(839)	4,858

Short-term borrowings	21	8	83	(49)	63
Long-term debt	163	241	98	(127)	375
Other interest expense	—	—	370	—	370

Total interest expense	184	249	551	(176)	808

NET INTEREST INCOME	678	577	3,458	(663)	4,050
Provision for loan losses	—	161	243	—	404

Net interest income after provision for loan losses	678	416	3,215	(663)	3,646

NONINTEREST INCOME
Fee income – nonaffiliates	—	56	1,766	—	1,822
Other	42	48	1,200	(15)	1,275

Total noninterest income	42	104	2,966	(15)	3,097

NONINTEREST EXPENSE
Salaries and benefits	25	221	1,914	—	2,160
Other	13	121	1,777	(42)	1,869

Total noninterest expense	38	342	3,691	(42)	4,029

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	682	178	2,490	(636)	2,714
Income tax expense (benefit)	(8)	63	892	—	947
Equity in undistributed income of subsidiaries	1,077	—	—	(1,077)	—

NET INCOME	$1,767	$115	$1,598	$(1,713)	$1,767

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$993	$—	$—	$(993)	$—
Nonbank	45	—	—	(45)	—
Interest income from loans	2	634	2,696	—	3,332
Interest income from subsidiaries	109	—	—	(109)	—
Other interest income	16	19	1,361	—	1,396

Total interest income	1,165	653	4,057	(1,147)	4,728

Short-term borrowings	23	22	66	(16)	95
Long-term debt	122	146	122	(60)	330
Other interest expense	—	—	454	—	454

Total interest expense	145	168	642	(76)	879

NET INTEREST INCOME	1,020	485	3,415	(1,071)	3,849
Provision for loan losses	—	144	267	—	411

Net interest income after provision for loan losses	1,020	341	3,148	(1,071)	3,438

NONINTEREST INCOME
Fee income – nonaffiliates	—	52	1,570	—	1,622
Other	30	49	1,154	(22)	1,211

Total noninterest income	30	101	2,724	(22)	2,833

NONINTEREST EXPENSE
Salaries and benefits	42	165	1,800	—	2,007
Other	10	129	1,822	(11)	1,950

Total noninterest expense	52	294	3,622	(11)	3,957

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	998	148	2,250	(1,082)	2,314
Income tax expense (benefit)	(38)	56	804	—	822
Equity in undistributed income of subsidiaries	456	—	—	(456)	—

NET INCOME	$1,492	$92	$1,446	$(1,538)	$1,492

Condensed Consolidating Balance Sheet

	March 31, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$8,823	$18	$—	$(8,841)	$—
Nonaffiliates	216	111	16,084	—	16,411
Securities available for sale	1,426	1,792	29,644	(5)	32,857
Mortgages and loans held for sale	—	27	34,371	—	34,398

Loans	1	26,460	237,755	—	264,216
Loans to nonbank subsidiaries	28,209	826	—	(29,035)	—
Allowance for loan losses	—	824	3,067	—	3,891

Net loans	28,210	26,462	234,688	(29,035)	260,325

Investments in subsidiaries:
Bank	33,623	—	—	(33,623)	—
Nonbank	4,062	—	—	(4,062)	—
Other assets	5,720	723	47,870	(950)	53,363

Total assets	$82,080	$29,133	$362,657	$(76,516)	$397,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$101	$257,110	$(8,842)	$248,369
Short-term borrowings	698	3,580	26,809	(10,690)	20,397
Accrued expenses and other liabilities	2,000	1,094	17,606	(944)	19,756
Long-term debt	41,526	22,119	25,855	(16,110)	73,390
Indebtedness to subsidiaries	2,414	—	—	(2,414)	—

Total liabilities	46,638	26,894	327,380	(39,000)	361,912
Stockholders’ equity	35,442	2,239	35,277	(37,516)	35,442

Total liabilities and stockholders’ equity	$82,080	$29,133	$362,657	$(76,516)	$397,354

Condensed Consolidating Balance Sheet

	March 31, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$1,700	$60	$—	$(1,760)	$—
Nonaffiliates	279	183	20,531	—	20,993
Securities available for sale	952	1,609	23,613	(6)	26,168
Mortgages and loans held for sale	—	—	69,685	—	69,685

Loans	2	17,918	183,902	—	201,822
Loans to nonbank subsidiaries	18,270	745	—	(19,015)	—
Allowance for loan losses	—	634	3,206	—	3,840

Net loans	18,272	18,029	180,696	(19,015)	197,982

Investments in subsidiaries:
Bank	32,001	—	—	(32,001)	—
Nonbank	4,415	—	—	(4,415)	—
Other assets	3,590	729	51,736	(1,276)	54,779

Total assets	$61,209	$20,610	$346,261	$(58,473)	$369,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$96	$237,545	$(1,767)	$235,874
Short-term borrowings	3,718	4,800	36,409	(11,731)	33,196
Accrued expenses and other liabilities	1,389	880	19,948	(2,279)	19,938
Long-term debt	22,698	12,282	17,958	(5,956)	46,982
Indebtedness to subsidiaries	722	—	—	(722)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	1,950	—	935	—	2,885

Total liabilities	30,477	18,058	312,795	(22,455)	338,875
Stockholders’ equity	30,732	2,552	33,466	(36,018)	30,732

Total liabilities and stockholders’ equity	$61,209	$20,610	$346,261	$(58,473)	$369,607

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2004
			Other
			consolidating
			subsidiaries /	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,371)	$456	$6,290	$5,375

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	23	41	1,000	1,064
Proceeds from prepayments and maturities	41	29	2,062	2,132
Purchases	(65)	(143)	(2,449)	(2,657)
Net cash paid for acquisitions	—	—	(32)	(32)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(8,428)	(8,428)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	400	400
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,116)	(1,116)
Principal collected on nonbank entities’ loans	—	3,875	148	4,023
Loans originated by nonbank entities	—	(6,494)	(183)	(6,677)
Net advances to nonbank entities	979	—	(979)	—
Capital notes and term loans made to subsidiaries	(3,474)	—	3,474	—
Principal collected on notes/loans made to subsidiaries	482	—	(482)	—
Net decrease (increase) in investment in subsidiaries	24	—	(24)	—
Other, net	—	(9)	(558)	(567)

Net cash used by investing activities	(1,990)	(2,701)	(7,167)	(11,858)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	(9)	851	842
Net increase (decrease) in short-term borrowings	112	(1,399)	(2,975)	(4,262)
Proceeds from issuance of long-term debt	6,546	4,075	1,715	12,336
Repayment of long-term debt	(14)	(454)	(2,479)	(2,947)
Proceeds from issuance of common stock	349	—	—	349
Repurchase of common stock	(633)	—	—	(633)
Payment of cash dividends on common stock	(765)	—	—	(765)
Other, net	—	—	(12)	(12)

Net cash provided (used) by financing activities	5,595	2,213	(2,900)	4,908

Net change in cash and due from banks	2,234	(32)	(3,777)	(1,575)

Cash and due from banks at beginning of quarter	6,805	161	8,581	15,547

Cash and due from banks at end of quarter	$9,039	$129	$4,804	$13,972

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2003
			Other
			consolidating
			subsidiaries /	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$48	$404	$(7,637)	$(7,185)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	13	47	758	818
Proceeds from prepayments and maturities	40	52	2,621	2,713
Purchases	—	(175)	(1,934)	(2,109)
Net cash paid for acquisitions	—	(600)	(163)	(763)
Decrease in banking subsidiaries’ loan originations, net of collections	—	—	1,377	1,377
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	599	599
Purchases (including participations) of loans by banking subsidiaries	—	—	(9,869)	(9,869)
Principal collected on nonbank entities’ loans	3,682	2,977	145	6,804
Loans originated by nonbank entities	—	(4,105)	(176)	(4,281)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,224)	—	1,224	—
Capital notes and term loans made to subsidiaries	(1,891)	—	1,891	—
Principal collected on notes/loans made to subsidiaries	17	—	(17)	—
Net decrease (increase) in investment in subsidiaries	(41)	—	41	—
Other, net	—	62	(3,519)	(3,457)

Net cash used by investing activities	(3,086)	(1,742)	(7,022)	(11,850)

Cash flows from financing activities:
Net increase in deposits	—	8	18,950	18,958
Net increase (decrease) in short-term borrowings	198	324	(772)	(250)
Proceeds from issuance of long-term debt	4,373	1,736	1,255	7,364
Repayment of long-term debt	(1,600)	(782)	(5,387)	(7,769)
Proceeds from issuance of common stock	137	—	—	137
Repurchase of common stock	(744)	—	—	(744)
Payment of cash dividends on preferred and common stock	(507)	—	—	(507)
Other, net	—	—	37	37

Net cash provided by financing activities	1,857	1,286	14,083	17,226

Net change in cash and due from banks	(1,181)	(52)	(576)	(1,809)

Cash and due from banks at beginning of quarter	3,160	295	14,365	17,820

Cash and due from banks at end of quarter	$1,979	$243	$13,789	$16,011

16. GUARANTEES

Significant guarantees that we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obliged to make payment if a customer defaults. Standby letters of credit were $8.4 billion and $7.1 billion at March 31, 2004 and 2003, respectively, including financial guarantees of $4.8 billion and $3.6 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are reported net of participations sold to other institutions of $1.6 billion and $1.1 billion at March 31, 2004 and 2003, respectively. We consider the credit risk in standby letters of credit in determining the allowance for loan losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $697 million and $654 million at March 31, 2004 and 2003, respectively.

We enter into indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, securities lending, acquisition agreements, and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements is not determinable.

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At March 31, 2004, the fair value of the written options liability in our balance sheet was $549 million and the written floors and caps liability was $209 million. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. We offset substantially all options written to customers with purchased options; we enter into other written options to mitigate balance sheet risk.

We also enter into credit default swaps under which we buy protection from or sell protection to a counterparty in the event of default of a reference obligation. At March 31, 2004, the gross carrying amount of the contracts sold was a $7 million liability. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.7 billion. We have bought protection of $2.7 billion of notional exposure. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At March 31, 2004, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable, however our exposure under most of the agreements can be quantified and for those agreements our exposure is contractually limited to an aggregate liability of approximately $380 million.

17. REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively.

On December 31, 2003, we deconsolidated our wholly-owned trusts (the Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The $3.8 billion of junior subordinated debentures were reflected as long-term debt on the consolidated balance sheet at December 31, 2003. (See Note 8.) The debentures issued to the Trusts, less the common securities of the Trusts, continue to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board.

						To be well
						capitalized under
						the FDICIA
			For capital			prompt corrective
	Actual		adequacy purposes			action provisions
(in billions)	Amount	Ratio	Amount	Ratio		Amount	Ratio

As of March 31, 2004:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$38.2	12.18%	≥ $25.1	≥ 8.00%
Wells Fargo Bank, N.A.	29.1	11.21	≥ 20.8	≥ 8.00		≥ $26.0	≥ 10.00%

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$26.6	8.48%	≥ $12.5	≥ 4.00%
Wells Fargo Bank, N.A.	22.7	8.73	≥ 10.4	≥ 4.00		≥ $15.6	≥ 6.00%

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$26.6	7.13%	≥ $14.9	≥ 4.00	%(1)
Wells Fargo Bank, N.A.	22.7	7.01	≥ 13.0	≥ 4.00	(1)	≥ $16.2	≥ 5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

As an approved seller/servicer, one of our mortgage banking subsidiaries is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage

Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2004, this mortgage banking subsidiary’s equity was above the required levels.

18. DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $345 million and $348 million in first quarter 2004 and 2003, respectively. The ineffective portion of the change in value of these derivatives was a net gain of $193 million and $202 million in first quarter 2004 and 2003, respectively. The net derivative gain of $538 million and $550 million in first quarter 2004 and 2003, respectively, was primarily offset by the valuation provision on mortgage servicing rights of $400 million and $592 million in first quarter 2004 and 2003, respectively. The total gains on the mortgage-related derivatives and the valuation provision for impairment are included in “Servicing fees, net of provision for impairment and amortization” in Note 14.

We also use derivatives to hedge changes in fair value of our commercial real estate mortgages due to changes in LIBOR interest rates. We originate a portion of these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $5 million and $6 million in first quarter 2004 and 2003, respectively, recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate hedges, all parts of each derivatives gain or loss are included in the assessment of hedge effectiveness.

We also enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in first quarter 2004 or 2003. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At March 31, 2004, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans and certain of our floating-rate senior debt to fixed rates and to hedge forecasted sales of mortgage loans. We recognized a net loss of $14 million and $38 million in first quarter 2004 and 2003, respectively, which represents the total ineffectiveness of cash flow hedges. Net gains and losses on derivatives resulting from ineffectiveness are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of March 31, 2004, all designated cash flow hedges continued to qualify as cash flow hedges.

At March 31, 2004, we expected that $3 million of deferred net gains on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $43 million of deferred net losses at March 31, 2003. Derivative gains or losses recorded to other comprehensive income are reclassified to earnings in the period the hedged item impacts earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for floating-rate loans, one year for forecasted sales of mortgage loans and ten years for long-term debt.

Derivative Financial Instruments – Summary Information

The total credit risk amount and estimated net fair value for derivatives at March 31, 2004 and December 31, 2003 were:

	March 31, 2004		December 31, 2003
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$2,174	$1,739	$1,847	$1,546

CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	2,726	88	2,276	3
Commodity contracts	155	5	114	(1)
Equity contracts	116	(8)	136	(7)
Foreign exchange contracts	534	62	580	59
Credit contracts	31	(17)	37	(16)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2004.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorization	(1)	the authorization	(2)

January	1,448,007		$56.92	1,448,007		25,614,610

February	3,050,199		57.44	3,050,199		22,564,411

March	6,578,862		57.13	6,578,862		15,985,549

Total	11,077,068		57.19	11,077,068

(1)	All shares were repurchased under an authorization covering up to 50 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 24, 2002. Unless modified or revoked by the Board, the authorization does not expire.

(2)	On April 27, 2004, the Board authorized the repurchase of an additional 25 million shares of common stock. The Company publicly announced this authorization on the same day. This additional authorization is not reflected in this table.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

3(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(j)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(l)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(m)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

3(n)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(o)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, filed herewith

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

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

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 4.16 and 3.50 for the quarters ended March 31, 2004 and 2003, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 6.56 and 5.64 for the quarters ended March 31, 2004 and 2003, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 4.16 and 3.49 for the quarters ended March 31, 2004 and 2003, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 6.56 and 5.62 for the quarters ended March 31, 2004 and 2003, respectively.

Item 6.	(b)	The Company filed the following reports on Form 8-K during the first quarter of 2004:

(1)	January 20, 2004, under Item 12, regarding the Company’s financial results for the quarter and year ended December 31, 2003

(2)	March 3, 2004, under Item 7, filing as an exhibit the form of note for the Company’s Notes Linked to the Dow Jones Global Titans 50 SM due October 30, 2009

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2004	WELLS FARGO & COMPANY

	By:	/s/ Richard D. Levy

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)