Form 10-Q
period 2004-06-30
WELLS FARGO & CO/MN
filed 2004-08-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  ✓   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

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

Yes   ✓         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes   ✓         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 30, 2004
Common stock, $1-2/3 par value	1,688,656,642

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2004 from		Six months ended
	June 30,	Mar. 31,	June 30,	Mar. 31,	June 30,	June 30,	June 30,	%
(in millions, except per share amounts)	2004	2004	2003	2004	2003	2004	2003	Change

For the Period

Net income	$1,714	$1,767	$1,525	(3)%	12%	$3,481	$3,017	15%
Diluted earnings per common share	1.00	1.03	.90	(3)	11	2.03	1.78	14

Profitability ratios (annualized)
Net income to average total assets (ROA)	1.68%	1.84%	1.63%	(9)	3	1.76%	1.67%	5
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.57	20.31	19.62	(4)	—	19.94	19.71	1

Efficiency ratio (1)	58.6	56.4	60.0	4	(2)	57.5	59.6	(4)

Total revenue	$7,426	$7,147	$6,930	4	7	$14,573	$13,610	7

Dividends declared per common share	.45	.45	.30	—	50	.90	.60	50

Average common shares outstanding	1,688.1	1,699.3	1,675.7	(1)	1	1,693.7	1,678.5	1
Diluted average common shares outstanding	1,708.3	1,721.2	1,690.6	(1)	1	1,714.8	1,692.1	1

Average loans	$266,231	$256,448	$204,824	4	30	$261,340	$199,968	31
Average assets	410,544	386,614	375,088	6	9	398,579	365,153	9
Average core deposits (2)	224,920	213,146	205,428	6	9	219,033	201,140	9

Net interest margin	4.83%	4.94%	5.09%	(2)	(5)	4.89%	5.18%	(6)

At Period End
Securities available for sale	$36,771	$32,857	$24,625	12	49	$36,771	$24,625	49
Loans	269,731	264,216	211,434	2	28	269,731	211,434	28
Allowance for loan losses	3,940	3,891	3,853	1	2	3,940	3,853	2
Goodwill	10,430	10,403	9,803	—	6	10,430	9,803	6
Assets	420,305	397,354	369,583	6	14	420,305	369,583	14
Core deposits	222,166	220,105	210,722	1	5	222,166	210,722	5
Stockholders’ equity	35,478	35,442	32,236	—	10	35,478	32,236	10
Tier 1 capital (3)	27,130	26,570	23,811	2	14	27,130	23,811	14
Total capital (3)	39,049	38,170	34,318	2	14	39,049	34,318	14

Capital ratios
Stockholders’ equity to assets	8.44%	8.92%	8.72%	(5)	(3)	8.44%	8.72%	(3)
Risk-based capital (3)
Tier 1 capital	8.24	8.48	7.98	(3)	3	8.24	7.98	3
Total capital	11.86	12.18	11.50	(3)	3	11.86	11.50	3
Tier 1 leverage (3)	6.84	7.13	6.58	(4)	4	6.84	6.58	4

Book value per common share	$21.03	$20.90	$19.18	1	10	$21.03	$19.18	10

Team members (active, full-time equivalent)	142,600	139,900	135,500	2	5	142,600	135,500	5

Common Stock Price
High	$59.72	$58.98	$52.80	1	13	$59.72	$52.80	13
Low	54.32	55.97	45.01	(3)	21	54.32	43.27	26
Period end	57.23	56.67	50.40	1	14	57.23	50.40	14

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2004, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $420 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fourth in assets and in market value of our common stock among U.S. bank holding companies at June 30, 2004. When we refer to “the Company”, “we”, “our” and “us” in this report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the Parent, we mean Wells Fargo & Company.

In second quarter 2004, we achieved diluted earnings per share of $1.00, up 11% from a year ago, with net income of $1.71 billion, up 12% from a year ago. We have historically had one of the highest earning asset yields and one of the lowest average funding costs among large U.S. banks. Taking advantage of market opportunities available during the second quarter, we took a number of actions to increase the yield on our earning assets and to reduce the cost of our long-term funding. We repurchased $2.2 billion of long-term debt with a weighted-average coupon of 6.20%, for a cost of $2.4 billion. This buyback increased second quarter noninterest expenses and reduced pre-tax earnings by $176 million or $.06 per share after-tax. In addition, we recorded losses of $222 million, or $.08 per share after-tax, connected with the sale of $14 billion of securities and adjustable rate mortgages (ARMs) with yields below 4% and replaced most of those assets with newer securities yielding close to 6% and with newly originated higher yielding ARMs. Taken together, these balance sheet repositioning actions reduced after-tax earnings by $.14 per share. To the extent markets remain as volatile as they were in the second quarter, we may take advantage of additional opportunities to further improve asset yields or reduce long-term funding costs in future quarters.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that our average banking household now has 4.4 products with us, which we believe is among the highest, if not the highest, in our industry. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 30% and average core deposits up 9%. Loan growth during the quarter included commercial lending activity such as small business, middle market, commercial real estate, leasing, trade finance, and asset-based lending, and included the first meaningful increase in middle-market loans in nine quarters.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by maintaining prudent credit policies and continuously examining our credit process. In second quarter 2004, nonperforming loans and net charge-offs as a percentage of loans outstanding declined from the prior year. Asset quality improved in second quarter 2004 compared with a year ago, with net charge-offs down 6% and nonperforming assets (including nonaccrual loans and foreclosed assets) down 8%. Loan losses declined to $390 million despite the continued growth in our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Wells Fargo Bank, N.A. is the only bank in the U.S. to be “Aaa” rated by Moody’s Investors Service, their highest rating. Our stockholder value has increased over time due to customer satisfaction, strong financial results and the prudent way we attempt to manage our business risks.

Our financial results included the following:

Net income for second quarter 2004 was $1.71 billion, up 12%, compared with $1.53 billion for second quarter 2003. Diluted earnings per common share for second quarter 2004 were $1.00, up 11%, compared with $.90 for second quarter 2003. Return on average assets (ROA) increased to 1.68% and return on average common equity (ROE) was 19.57% compared with 19.62% a year ago.

Net income for the first six months of 2004 was $3.48 billion, or $2.03 per share, compared with $3.02 billion, or $1.78 per share, for the first half of 2003. ROA was 1.76% in the first half of 2004, compared with 1.67% for the first half of 2003. ROE was 19.94% in the first half of 2004, compared with 19.71% for the first half of 2003.

Net interest income on a taxable-equivalent basis was $4.25 billion and $8.33 billion for the second quarter and first half of 2004, compared with $3.99 billion and $7.86 billion for the same periods of 2003. Net interest income for second quarter 2004 increased 7% compared with the prior year on 12% earning asset growth, partially offset by a decline in the net interest margin. The net interest margin was 4.83% and 4.89% for the second quarter and first half of 2004, compared with 5.09% and 5.18% for the same periods of 2003.

Noninterest income was $3.20 billion and $6.30 billion for the second quarter and first half of 2004, respectively, compared with $2.96 billion and $5.79 billion for the same periods of 2003. Second quarter 2004 noninterest income was reduced by $222 million of losses taken to reposition the balance sheet to further increase earning asset yields. The growth in fee income reflected strength in trust and investment fees, deposit service charges, credit card fees, loan fees and insurance.

Revenue, the sum of net interest income and noninterest income, increased 7% to $7.43 billion in second quarter 2004 from $6.93 billion in second quarter 2003. Second quarter 2004 revenue was reduced by $222 million, or 3%, by the losses taken on asset repositioning actions taken in the quarter. Revenue growth in the quarter was broad based with strong results from most of our businesses, including consumer deposits and loans, payment processing, insurance brokerage, trust and investments, including private client services, small business, corporate banking, mortgage banking and consumer finance. Revenue increased 7% to $14.57 billion in the first half of 2004 from $13.61 billion in the first half of 2003, including the $222 million reduction in revenue associated with the balance sheet repositioning actions in second quarter 2004.

Noninterest expense was $4.35 billion and $8.38 billion for the second quarter and first half of 2004, respectively, compared with $4.16 billion and $8.11 billion for the same periods of 2003. Substantially all of the increase in noninterest expense of $195 million from second quarter 2003 to second quarter 2004 was due to the debt repurchase cost of $176 million. The efficiency ratio was 58.6% in second quarter 2004 and 56.4% in first quarter 2004. The reduction in revenue and increase in expenses from the balance sheet repositioning actions taken during the quarter accounted for 400 basis points of the 58.6% efficiency ratio in second quarter 2004.

During second quarter 2004, net charge-offs were $390 million, or .59% of average total loans (annualized), compared with $415 million, or .81%, during second quarter 2003. The provision for loan losses, which exceeded net charge-offs by $50 million, was $440 million and $844 million in the second quarter and first half of 2004, compared with $421 million and $831 million in the second quarter and first half of 2003. The allowance for loan losses was $3.94 billion, or 1.46% of total loans, at June 30, 2004, compared with $3.89 billion, or 1.54%, at December 31, 2003 and $3.85 billion, or 1.82%, at June 30, 2003. The increase in the allowance for loan losses was necessary given the substantial growth of our consumer portfolio, particularly related to Wells Fargo Financial.

At June 30, 2004, total nonaccrual loans were $1.38 billion, or .51% of total loans, compared with $1.46 billion, or .58%, at December 31, 2003 and $1.56 billion, or .74%, at June 30, 2003. Foreclosed assets were $235 million at June 30, 2004, compared with $198 million at December 31, 2003 and $190 million at June 30, 2003.

The ratio of stockholders’ equity to total assets was 8.44% at June 30, 2004, compared with 8.89% at December 31, 2003 and 8.72% at June 30, 2003. Our total risk-based capital (RBC) ratio at June 30, 2004 was 11.86% and our Tier 1 RBC ratio was 8.24%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at June 30, 2003 were 11.50% and 7.98%, respectively. Our Tier 1 leverage ratios were 6.84% and 6.58% at June 30, 2004 and June 30, 2003, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. On January 12, 2004, the Financial Accounting Standards Board (FASB) issued Staff Position 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes a provision that allows a plan sponsor a one-time election to defer accounting for the Act. This election must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information. If deferral is elected, that election may not be changed and the deferral continues to apply until authoritative guidance on the accounting for the federal subsidy is issued. We have elected to defer accounting for the Act until authoritative guidance is issued; therefore, the net periodic postretirement benefit cost in our second quarter 2004 financial statements does not reflect the effects of the Act on our postretirement health care plans. Specific authoritative guidance on the accounting for the federal subsidy has been issued through FASB Staff Position 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and

Modernization Act of 2003, which was issued in May 2004 and is effective for us in third quarter 2004. When FSP 106-2 becomes effective, it will supersede FSP 106-1. Based on the guidance in FSP 106-2, we estimate that the accounting for the Act will not have a material effect on our financial statements.

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. We estimate that the adoption of SOP 03-3 will not have a material effect on our financial statements.

At its June 30-July 1, 2004 meeting, the Emerging Issues Task Force of the FASB (EITF) reached a tentative consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, that is consistent with a proposed amendment of Financial Accounting Standards No. 128 (FAS 128), Earnings Per Share, that, if adopted in its current form by the FASB, would require us to include in total diluted shares those common shares from convertible debt instruments despite our intent to settle the principal amount (accreted value) in cash and despite the fact that all contingencies permitting conversion have not been satisfied. We are currently evaluating whether the proposed amendment to FAS 128 will be applicable to our contingently convertible debentures issued on April 15, 2003, and, if so, the potential impact of the proposed amendment on our financial statements.

On July 16, 2004, the FASB ratified the decisions reached by the EITF with respect to Issue 02-14, Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The EITF reached a consensus that an investor should apply the equity method of accounting when it has investments in either common stock or “in-substance common stock” of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In-substance common stock, as defined in the consensus, is an investment that has risk and reward characteristics, among other factors, that are substantially the same as common stock. The equity method of accounting must be applied for all investments in which the investor exercises significant influence over the investee and that qualify as in-substance common stock for reporting periods beginning after September 15, 2004. We do not anticipate the adoption will have a material effect on our financial statements.

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

These policies are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding, such as debt. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.

Net interest income on a taxable-equivalent basis increased to $4.25 billion in second quarter 2004 from $3.99 billion in second quarter 2003, an increase of 7%. The increase was primarily due to strong growth in loans, particularly in adjustable rate mortgage loans, and lower core deposits costs. These factors were partially offset by reduced loan yields as new loans were added below the portfolio average.

The net interest margin decreased to 4.83% in second quarter 2004 from 5.09% in second quarter 2003. The decrease was primarily due to lower loan yields following strong consumer loan growth, particularly in adjustable rate mortgage loans, which resulted in the addition of new loans with yields below the existing portfolio average. In addition, investment portfolio yields declined from second quarter 2003. The yield in second quarter 2003 included recognition of discounts on mortgage-backed securities that prepaid in that quarter. The net interest margin was down 11 basis points from first quarter 2004 to second quarter 2004, primarily due to substantial growth in earning assets during the quarter, including the mortgage warehouse and renewed growth in commercial and commercial real estate loans.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 8 and 9.

Average earning assets increased $38.2 billion in second quarter 2004 from the same period in 2003 due to an increase in average loans and debt securities available for sale, primarily offset by a decline in average mortgages held for sale. Loans averaged $266.2 billion in second quarter 2004, compared with $204.8 billion in second quarter 2003. Average mortgages held for sale decreased to $36.8 billion in second quarter 2004 from $65.5 billion in second quarter 2003 due to a decline in residential mortgage refinance activity. Debt securities available for sale averaged $32.1 billion in second quarter 2004 and $24.2 billion in second quarter 2003.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 9% from a year ago. Average core deposits were $224.9 billion and $205.4 billion and funded 54.8% of our average total assets in second quarter 2004 and 2003, respectively. Average mortgage escrow deposits were $16.8 billion for second quarter 2004, down $4.0 billion from a year ago. Excluding mortgage escrow deposits, total average core deposits for second quarter 2004 grew $23.5 billion, or 13%, from a year ago. While average savings certificates of deposit declined to $18.7 billion in second quarter 2004

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30,
	2004			2003
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,565	.96%	$6	$6,405	1.20%	$19
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,190	3.94	12	1,288	4.67	14
Securities of U.S. states and political subdivisions	3,456	7.93	67	2,063	9.09	43
Mortgage-backed securities:
Federal agencies	20,076	6.03	294	15,696	8.29	302
Private collateralized mortgage obligations	4,077	4.96	48	1,994	6.91	33

Total mortgage-backed securities	24,153	5.85	342	17,690	8.13	335
Other debt securities (4)	3,346	7.77	59	3,167	7.87	59

Total debt securities available for sale (4)	32,145	6.19	480	24,208	7.99	451
Mortgages held for sale (3)	36,782	5.12	470	65,493	5.28	864
Loans held for sale (3)	8,074	3.29	66	7,063	3.82	67
Loans:
Commercial and commercial real estate:
Commercial	48,711	5.66	686	47,484	6.11	723
Other real estate mortgage	28,586	5.15	366	25,661	5.51	352
Real estate construction	8,428	5.12	108	7,983	5.24	104
Lease financing	5,027	6.37	80	4,570	6.39	72

Total commercial and commercial real estate	90,752	5.49	1,240	85,698	5.86	1,251
Consumer:
Real estate 1-4 family first mortgage	89,351	5.19	1,157	50,292	5.75	723
Real estate 1-4 family junior lien mortgage	41,964	4.93	514	30,341	6.16	466
Credit card	8,508	11.75	249	7,456	11.88	221
Other revolving credit and installment	32,975	9.03	742	28,876	9.05	653

Total consumer	172,798	6.18	2,662	116,965	7.06	2,063
Foreign	2,681	16.44	111	2,161	17.77	96

Total loans (5)	266,231	6.05	4,013	204,824	6.67	3,410
Other	8,095	2.94	59	7,717	3.14	62

Total earning assets	$353,892	5.79	5,094	$315,710	6.22	4,873

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,011	.26	2	$2,536	.31	2
Market rate and other savings	121,647	.61	184	104,603	.69	179
Savings certificates	18,724	2.21	103	21,355	2.60	138
Other time deposits	29,654	1.09	81	26,912	1.29	87
Deposits in foreign offices	9,306	1.06	24	6,278	1.22	19

Total interest-bearing deposits	182,342	.87	394	161,684	1.05	425
Short-term borrowings	22,689	1.04	59	30,218	1.16	87
Long-term debt	71,085	2.20	390	51,677	2.64	341
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—	3,215	3.63	29

Total interest-bearing liabilities	276,116	1.23	843	246,794	1.43	882
Portion of noninterest-bearing funding sources	77,776	—	—	68,916	—	—

Total funding sources	$353,892	.96	843	$315,710	1.13	882

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.83%	$4,251		5.09%	$3,991

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,997			$13,320
Goodwill	10,413			9,802
Other	33,242			36,256

Total noninterest-earning assets	$56,652			$59,378

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$81,538			$76,934
Other liabilities	17,700			20,169
Stockholders’ equity	35,190			31,191
Noninterest-bearing funding sources used to fund earning assets	(77,776)			(68,916)

Net noninterest-bearing funding sources	$56,652			$59,378

TOTAL ASSETS	$410,544			$375,088

(1)	Our average prime rate was 4.00% and 4.25% for the quarters ended June 30, 2004 and 2003, respectively, and 4.00% and 4.25% for the six months ended June 30, 2004 and 2003, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.30% and 1.24% for the quarters ended June 30, 2004 and 2003, respectively, and 1.21% and 1.29% for the six months ended June 30, 2004 and 2003, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Six months ended June 30,
	2004			2003
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$2,618	.95%	$12	$4,762	1.24%	$29
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,207	4.05	24	1,291	4.99	30
Securities of U.S. states and political subdivisions	3,397	7.93	129	2,051	8.92	85
Mortgage-backed securities:
Federal agencies	20,356	6.02	592	16,697	8.05	623
Private collateralized mortgage obligations	3,395	5.09	83	2,009	7.09	68

Total mortgage-backed securities	23,751	5.89	675	18,706	7.94	691
Other debt securities (4)	3,444	7.68	119	3,092	7.72	116

Total debt securities available for sale (4)	31,799	6.22	947	25,140	7.84	922
Mortgages held for sale (3)	30,902	5.20	804	61,977	5.41	1,678
Loans held for sale (3)	7,993	3.24	129	7,033	3.85	134
Loans:
Commercial and commercial real estate:
Commercial	48,008	5.76	1,376	47,247	6.18	1,450
Other real estate mortgage	28,193	5.17	725	25,524	5.59	709
Real estate construction	8,346	5.03	209	7,945	5.25	207
Lease financing	5,040	6.44	162	4,403	6.27	137

Total commercial and commercial real estate	89,587	5.54	2,472	85,119	5.93	2,503
Consumer:
Real estate 1-4 family first mortgage	87,863	5.26	2,308	47,757	5.85	1,393
Real estate 1-4 family junior lien mortgage	40,146	5.01	1,000	29,473	6.17	902
Credit card	8,423	11.84	498	7,428	12.16	452
Other revolving credit and installment	32,726	9.03	1,472	28,134	9.36	1,308

Total consumer	169,158	6.26	5,278	112,792	7.23	4,055
Foreign	2,595	17.06	222	2,057	18.16	187

Total loans (5)	261,340	6.12	7,972	199,968	6.78	6,745
Other	8,316	2.71	112	7,417	3.04	113

Total earning assets	$342,968	5.86	9,976	$306,297	6.34	9,621

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,986	.29	4	$2,472	.34	4
Market rate and other savings	119,510	.61	363	102,720	.72	366
Savings certificates	19,110	2.23	212	21,678	2.68	288
Other time deposits	26,186	1.09	142	23,739	1.32	156
Deposits in foreign offices	8,239	1.05	43	6,307	1.22	38

Total interest-bearing deposits	176,031	.87	764	156,916	1.09	852
Short-term borrowings	24,159	1.01	122	30,842	1.19	182
Long-term debt	67,751	2.26	765	49,183	2.73	671
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—	3,051	3.72	56

Total interest-bearing liabilities	267,941	1.24	1,651	239,992	1.48	1,761
Portion of noninterest-bearing funding sources	75,027	—	—	66,305	—	—

Total funding sources	$342,968	.97	1,651	$306,297	1.16	1,761

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.89%	$8,325		5.18%	$7,860

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,075			$13,504
Goodwill	10,403			9,796
Other	32,133			35,556

Total noninterest-earning assets	$55,611			$58,856

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$77,427			$74,270
Other liabilities	18,136			19,990
Stockholders’ equity	35,075			30,901
Noninterest-bearing funding sources used to fund earning assets	(75,027)			(66,305)

Net noninterest-bearing funding sources	$55,611			$58,856

TOTAL ASSETS	$398,579			$365,153

from $21.4 billion in second quarter 2003, average noninterest-bearing checking accounts and other core deposit categories increased from $184.0 billion in second quarter 2003 to $206.2 billion in second quarter 2004 reflecting growth in both commercial and consumer accounts. Total average interest-bearing deposits increased to $182.3 billion in second quarter 2004 from $161.7 billion in second quarter 2003.

NONINTEREST INCOME

	Quarter			Six months
	ended June 30,		%	ended June 30,		%
(in millions)	2004	2003	Change	2004	2003	Change

Service charges on deposit accounts	$637	$587	9%	$1,252	$1,140	10%

Trust and investment fees:
Trust, investment and IRA fees	383	322	19	758	647	17
Commissions and all other fees	147	148	(1)	307	282	9

Total trust and investment fees	530	470	13	1,065	929	15

Credit card fees	279	257	9	537	501	7

Other fees:
Cash network fees	46	46	—	89	88	1
Charges and fees on loans	224	186	20	435	366	19
All other	170	141	21	330	285	16

Total other fees	440	373	18	854	739	16

Mortgage banking:
Servicing fees, net of amortization and provision for impairment	461	(741)	—	627	(1,184)	—
Net gains (losses) on mortgage loan origination/ sales activities	(52)	1,165	—	46	2,078	(98)
All other	84	119	(29)	135	210	(36)

Total mortgage banking	493	543	(9)	808	1,104	(27)

Operating leases	209	245	(15)	418	496	(16)
Insurance	347	289	20	664	556	19
Net gains (losses) on debt securities available for sale	(61)	20	—	(28)	38	—
Net gains (losses) from equity investments	81	(47)	—	176	(145)	—
Net gains on sales of loans	—	5	(100)	4	5	(20)
Net gains on dispositions of operations	1	—	—	2	27	(93)
All other	244	215	13	545	399	37

Total	$3,200	$2,957	8%	$6,297	$5,789	9%

Service charges on deposit accounts increased 9% due to continued growth in primary checking accounts and increased activity.

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2004, these assets totaled approximately $625 billion, up 16% from $539 billion at June 30, 2003. Generally, these fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 19% for second quarter 2004 compared with second quarter 2003 was primarily due to growth in assets driven by a higher equity market valuation, our successful efforts to grow these businesses and modest fill-in acquisitions.

During second quarter 2004, we announced our pending acquisition of $27 billion in mutual fund assets and $7 billion in institutional investment accounts from Strong Financial Corporation

(Strong). The asset management businesses of Strong include 70 mutual funds. We expect to complete this acquisition by first quarter 2005.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At June 30, 2004 and 2003, brokerage balances were approximately $75 billion and $67 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.

Credit card fees increased 9% and 7% for the second quarter and first half of 2004, respectively, predominantly due to an increase in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $493 million and $808 million in the second quarter and first half of 2004, compared with $543 million and $1,104 million in the same periods of 2003. Net servicing fees reflected income of $461 million and $627 million in the second quarter and first half of 2004, respectively, compared with losses of $741 million and $1,184 million in the same periods of 2003. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and gains and losses from hedge ineffectiveness, which are all influenced by both the level and direction of mortgage interest rates. The increase in net servicing fees in 2004, compared with the prior year, reflected a higher level of loans serviced for others and lower levels of MSRs amortization. In addition, to reflect the higher value of our MSRs (due to higher interest rates), we reversed $585 million of the MSRs valuation allowance in second quarter 2004, compared with an impairment provision of $620 million in second quarter 2003. The reversal of the valuation allowance for second quarter 2004 was offset by net hedge losses of $210 million and the provision in the prior year was offset by net hedge gains of $107 million. For the first half of 2004, we recorded a net reversal of the valuation allowance of $185 million compared with a provision of $1,212 million in 2003, offset by net hedge losses of $17 million and net hedge gains of $309 million for the same periods. (For further discussion of hedge accounting for MSRs see Note 18 (Derivatives — Fair Value Hedges) to Financial Statements.)

Net gains on mortgage loan origination/sales activities reflected a loss of $52 million in second quarter 2004 and a net gain of $46 million for the first half of 2004, compared with net gains of $1,165 million and $2,078 million, respectively, for the comparable periods of 2003. The lower level of gains in 2004 compared with 2003 reflected lower origination volume and a decrease in margins due primarily to the increase in interest rates and lower consumer demand. Originations during the second quarter 2004 declined to $96 billion from $135 billion in second quarter 2003. For the first half of 2004, originations totaled $161 billion compared with $238 billion in 2003. The second quarter 2004 net loss of $52 million reflected $161 million of losses connected with the sale of $10.5 billion of adjustable rate mortgages as part of our balance sheet repositioning actions.

See “Financial Review — Critical Accounting Policies — Mortgage Servicing Rights Valuation” in our 2003 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary.

The increase in insurance fees was due to increased demand for crop and other loan-based insurance products, as well as continued cross-selling of all insurance products.

Net losses on debt securities available for sale were $61 million and $28 million in the second quarter and first half of 2004, compared with net gains of $20 million and $38 million in the same periods of 2003. The losses for second quarter 2004 were connected with the sale of approximately $3.5 billion of securities as part of our balance sheet repositioning actions. Net gains from equity investments were $81 million and $176 million in the second quarter and first half of 2004, compared with net losses of $47 million and $145 million in the same periods of 2003.

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

NONINTEREST EXPENSE

	Quarter			Six months
	ended June 30,		%	ended June 30,		%
(in millions)	2004	2003	Change	2004	2003	Change

Salaries	$1,295	$1,155	12%	$2,572	$2,296	12%
Incentive compensation	441	503	(12)	832	950	(12)
Employee benefits	391	350	12	883	769	15
Equipment	271	305	(11)	572	573	—
Net occupancy	304	288	6	598	585	2
Operating leases	156	178	(12)	311	365	(15)
Contract services	157	250	(37)	300	405	(26)
Outside professional services	156	111	41	275	223	23
Outside data processing	106	103	3	205	202	1
Advertising and promotion	118	96	23	202	176	15
Travel and entertainment	105	92	14	202	177	14
Telecommunications	62	86	(28)	143	164	(13)
Postage	63	87	(28)	138	171	(19)
Stationery and supplies	60	57	5	120	111	8
Charitable donations	10	5	100	17	19	(11)
Insurance	96	69	39	167	119	40
Operating losses	82	64	28	99	120	(18)
Security	40	42	(5)	80	84	(5)
Loss from debt extinguishment	176	—	—	176	—	--
Core deposit intangibles	34	36	(6)	68	72	(6)
All other	230	281	(18)	422	533	(21)

Total	$4,353	$4,158	5%	$8,382	$8,114	3%

Noninterest expense was $4.4 billion in second quarter 2004, compared with $4.2 billion in second quarter 2003. The 5% increase in noninterest expense in second quarter 2004, compared with a year ago was due to higher salaries and benefits of $181 million and the $176 million in debt repurchase costs, primarily offset by a decrease in Home Mortgage production costs.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial.

Community Banking’s net income increased 24% to $1,316 million in second quarter 2004 from $1,059 million in second quarter 2003. Net income increased 17% to $2,483 million for the first half of 2004 from $2,117 million from the first half of 2003. Net interest income increased to $2,989 million in second quarter 2004 from $2,865 million in second quarter 2003, primarily due to growth in consumer and 1-4 family loans and deposits, partially offset by a decrease in mortgages held for sale and a decline in net interest margin. Average loans in Community Banking grew 37% and average core deposits grew 8% from second quarter 2003. The provision for loan losses was $213 million in second quarter 2004 and $227 million in second quarter 2003. Noninterest income for second quarter 2004 increased by $173 million over second quarter 2003 due to broad-based increases across most businesses, partially offset by the $222 million of losses related to the sales of securities and ARMs. Noninterest expense decreased by $74 million in second quarter 2004 over second quarter 2003 due to a decline in mortgage origination volume.

Wholesale Banking’s net income was $385 million in second quarter 2004, compared with $345 million in second quarter 2003. Net income was $833 million for the first half of 2004, compared with $693 million in the first half of 2003, an increase of 20%. The provision for loan losses decreased by $28 million from $46 million in second quarter 2003 to $18 million in second quarter 2004. Noninterest income increased 10% to $720 million and 18% to $1,548 million in the second quarter and first half of 2004, respectively, from $656 million and $1,309 million in the same periods of 2003 primarily due to higher income in insurance brokerage, trust and investment fees, external fees and commissions and capital markets-related activity. Noninterest expense increased 4% to $663 million and 6% to $1,332 million in the second quarter and first half of 2004, respectively, from $636 million and $1,256 million in the same periods of 2003. The increase for both the quarter and year to date was largely due to higher salaries and employee benefits.

Wells Fargo Financial’s net income was $105 million in second quarter 2004 compared with $110 million for second quarter 2003, a decrease of 5%. Net income was $241 million for the first half of 2004 and $212 million for the same period in 2003. Net interest income increased 24% to $680 million for second quarter 2004 from $550 million for second quarter 2003 due to growth in average loans. Net interest income increased 23% for the first half of 2004 compared with the same period in 2003. Noninterest income decreased $11 million, or 12%, from second quarter 2003 to second quarter 2004, primarily due to a decrease of $9 million in gains on sales of investment securities and mark-to-market gains related to interest-rate swaps. Noninterest expense increased $66 million, or 21%, from second quarter 2003 to second quarter 2004, primarily due to increases in salaries, employee benefits and other costs relating to business expansion. The provision for loan losses increased by $61 million and $87 million in the second quarter and first half of 2004, respectively, compared with the same periods of 2003. The provision for loan losses of $50 million above net charge-offs reflected the sustained growth of Wells Fargo Financial’s consumer portfolio.

For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between second quarter 2004 and second quarter 2003 balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency debt securities. At June 30, 2004, we held $36.0 billion of debt securities available for sale, compared with $24.0 billion at June 30, 2003. We had a net unrealized gain on debt securities available for sale of $.9 billion and $1.5 billion at June 30, 2004 and June 30, 2003, respectively.

The weighted-average expected maturity of debt securities available for sale was 5.7 years at June 30, 2004. Since 78% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2004	$28.2	$.6	5.4 yrs.

At June 30, 2004, assuming a 200 basis point:
Increase in interest rates	25.8	(1.8)	7.2 yrs.
Decrease in interest rates	29.6	2.0	2.5 yrs.

See Note 3 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on pages 8 and 9; quarter-end balances are in Note 4 (Loans and Allowance for Loan Losses) to Financial Statements.

Loans averaged $266.2 billion in second quarter 2004, compared with $204.8 billion in second quarter 2003, an increase of 30%. Total loans at June 30, 2004 were $269.7 billion, compared with $211.4 billion at June 30, 2003, an increase of 28%. Average 1-4 family first mortgages and junior liens increased $39.1 billion and $11.6 billion, respectively, in second quarter 2004 compared with a year ago. Average commercial and commercial real estate loans increased $5.1 billion in second quarter 2004 compared with a year ago with loan growth broad-based across virtually all of our segments, including small business, middle market, commercial real estate, leasing, trade finance and asset-based lending. Average mortgages held for sale decreased to $36.8 billion in second quarter 2004, from $65.5 billion a year ago due to lower origination volume.

DEPOSITS

	June 30,		%
(in millions)	2004	2003	Change

Noninterest-bearing	$78,926	$80,943	(2)
Interest-bearing checking	2,701	2,507	8
Market rate and other savings	122,117	106,353	15
Savings certificates	18,422	20,919	(12)

Core deposits	222,166	210,722	5
Other time deposits	31,715	14,878	113
Deposits in foreign offices	14,244	5,284	170

Total deposits	$268,125	$230,884	16%

The increase in average deposits of $25.3 billion from $238.6 billion in second quarter 2003 to $263.9 billion in second quarter 2004 was primarily due to $17.0 billion growth in market rate and other savings deposits and reflected increased product sales.

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

RISK MANAGEMENT

CREDIT RISK MANAGEMENT PROCESS

Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, frequent and detailed risk measurement and modeling, and a continual loan audit review process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

Nonaccrual Loans and Other Assets

The following table shows the comparative data for nonaccrual loans and other assets. We generally place loans on nonaccrual status (1) when they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal (unless both well-secured and in the process of collection), (2) when the full and timely collection of interest or principal becomes uncertain or (3) when part of the principal balance has been charged off. Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2003 Form 10-K describes our accounting policy for nonaccrual loans.

NONACCRUAL LOANS AND OTHER ASSETS

	June 30,	Dec. 31,	June 30,
(in millions)	2004	2003	2003

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$422	$592	$787
Other real estate mortgage	324	285	263
Real estate construction	72	56	61
Lease financing	55	73	85

Total commercial and commercial real estate	873	1,006	1,196
Consumer:
Real estate 1-4 family first mortgage	317	274	242
Real estate 1-4 family junior lien mortgage	86	87	69
Other revolving credit and installment	97	88	49

Total consumer	500	449	360
Foreign	6	3	5

Total nonaccrual loans (1)	1,379	1,458	1,561
As a percentage of total loans	.51%	.58%	.74%

Foreclosed assets	235	198	190
Real estate investments (2)	2	6	5

Total nonaccrual loans and other assets	$1,616	$1,662	$1,756

(1)	Includes impaired loans of $510 million, $629 million and $715 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. (See Note 4 in this report and Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $4 million at June 30, 2004, and $9 million at December 31 and June 30, 2003.

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

The total of loans 90 days past due and still accruing was $2,382 million, $2,337 million and $626 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. At June 30, 2004 and December 31, 2003, the total included $1,700 million and $1,641 million, respectively, in advances pursuant to our servicing agreements to Government National

Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Prior to clarifying guidance issued in 2003 as to classification as loans, GNMA advances were included in other assets.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	June 30,	Dec. 31,	June 30,
(in millions)	2004	2003	2003

Commercial and commercial real estate:
Commercial	$39	$87	$43
Other real estate mortgage	23	9	7
Real estate construction	21	6	11

Total commercial and commercial real estate	83	102	61
Consumer:
Real estate 1-4 family first mortgage	116	117	94
Real estate 1-4 family junior lien mortgage	33	31	29
Credit card	128	135	127
Other revolving credit and installment	322	311	315

Total consumer	599	594	565

Total	$682	$696	$626

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

We consider the allowance for loan losses of $3.94 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded commitments, at June 30, 2004. The process for determining the adequacy of the allowance for loan losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See “Financial Review — Critical Accounting Policies — Allowance for Loan Losses” in our 2003 Form 10-K. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable loan losses in relation to the amount reserved. We may need to significantly increase the allowance for loan losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for loan losses is discussed in Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) — which oversees these risks and reports periodically to the Finance

Committee of the Board of Directors — consists of senior financial and business executives. Each of our principal business groups — Community Banking (including Mortgage Banking), Wholesale Banking and Wells Fargo Financial - have individual asset/liability management committees and processes linked to the Corporate ALCO process.

Interest Rate Risk

Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or re-price at different times (for example, if assets re-price faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may re-price at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
•	short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated — which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of mortgage servicing rights, the value of the pension liability and other sources of earnings.

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, if we assume an increase of 425 basis points in the federal funds rate from its level at June 30, 2004 to the end of 2005 and an increase of 215 basis points in the 10 year Constant Maturity Treasury bond yield during the same period, estimated earnings at risk would be within 3% of our most likely earnings plan through the end of 2005. The potential variances in any individual quarter can vary by more than that amount, depending on the actual path of interest rates. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2004 and December 31, 2003 are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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

For a given decline in interest rates, a portion of the potential reduction in the value of our MSRs is offset by estimated increases in origination and servicing fees over time from new mortgage activity or refinancing associated with that decline in interest rates. With much lower long-term interest rates, the decline in the value of our MSRs and the effect on net income would be immediate whereas the additional origination and servicing fee income accrues over time. Under generally accepted accounting principles (GAAP), impairment of our MSRs, due to a decrease in long-term rates or other reasons, is charged to earnings through an increase to the valuation allowance.

In scenarios of sustained increases in long-term interest rates, origination fees may eventually decline as refinancing activity slows. In such higher interest rate scenarios, the duration of the servicing portfolio may lengthen. In such circumstances, we may reduce periodic amortization of MSRs, and may recover some or all of the previously established valuation allowance.

Our MSRs totaled $8.5 billion, net of a valuation allowance of $1.6 billion, at June 30, 2004, and $3.8 billion, net of a valuation allowance of $2.6 billion, at June 30, 2003. The increase in MSRs was primarily due to the growth in the servicing portfolio resulting from originations and purchases, and changes in MSRs due to the impact of higher interest rates. The decrease in the level of the valuation allowance reflected writedowns on MSRs in third quarter 2003 and first quarter 2004, and a reversal of allowance in second quarter 2004. Our MSRs were 1.37% of mortgage loans serviced for others at June 30, 2004, compared with 1.15% at December 31, 2003 and .73% at June 30, 2003.

Market Risk — Trading Activities

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives - transacted with customers or used to hedge capital market transactions with customers — are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2004 and December 31, 2003 are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one day VAR throughout second quarter 2004 was $23 million, with a lower bound of $12 million and an upper bound of $56 million.

Market Risk — Equity Markets

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors. The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1,716 million at June 30, 2004 and $1,704 million at June 30, 2003.

We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. At June 30, 2004, the fair value of marketable equity securities was $757 million and cost was $468 million, compared with $610 million and $527 million, respectively, at June 30, 2003.

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

In June 2004, we repurchased and retired approximately $2.2 billion of previously issued long-term debt of the Company for a cost of $2.4 billion. The debt retired had a weighted-average coupon of 6.20%, well above our current issuance cost. This balance sheet repositioning activity was intended to reduce future funding costs.

Parent. In March 2003, the Parent registered with the Securities and Exchange Commission (SEC) for issuance of $15.3 billion in senior and subordinated notes and preferred and common securities. In April 2004, the Parent filed a registration statement with the SEC for issuance of an additional $20 billion in senior and subordinated notes, preferred stock and other securities. During the second quarter and first six months of 2004, the Parent issued a total of $1.1 billion and $7.2 billion, respectively, of senior and subordinated notes. Second quarter 2004 activity included issuance of $.5 billion in junior subordinated debentures and $.5 billion in subordinated debt. At June 30, 2004, the Parent’s remaining issuance capacity under effective registration statements was $21.9 billion. In August 2004, the Parent issued $750 million in senior notes. The Parent also issued $2.5 billion in private placements in second quarter 2004. We used the proceeds from securities issued in the first six months of 2004 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper and has a $1 billion back-up credit facility. (See Note 8 (Guaranteed Preferred Beneficial Interests in Company’s Subordinated Debentures) to Financial Statements for additional information.)

Bank Note Program. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. This program updates and supercedes the bank note program established in February 2001. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the second quarter and first six months of 2004, Wells Fargo Bank, N.A. issued $850 million and $5.0 billion, respectively, in senior long-term notes. At June 30, 2004, the remaining issuance authority under the long-term portion was $9.9 billion. In July 2004, Wells Fargo Bank, N.A., issued $100 million in senior long-term notes.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) in senior debt. During second quarter 2004, WFFCC issued $200 million (Canadian) in senior debt, leaving, at June 30, 2004, a total of $1.3 billion (Canadian) available for issuance.

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. During the first half of 2004, consolidated assets increased by $33 billion, or 8%.

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

During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of our outstanding common stock. In April 2004, the Board authorized the repurchase of up to 25 million additional shares of common stock. During the first half of 2004, we repurchased approximately 29 million shares of our common stock. At June 30, 2004, the total remaining common stock repurchase authority under outstanding authorizations was approximately 22 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 on page 65.) Total common stock dividend payments in the first half of 2004 were $1.5 billion. In July 2004, the Board of Directors authorized a quarterly common stock dividend of 48 cents per share, an increase of 3 cents per share, or 7%, from the prior quarter.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first half of 2004, retained earnings increased $1.8 billion, predominantly as a result of net income of $3.5 billion less dividends of $1.5 billion. In the first half of 2004, we issued $882 million of common stock under various employee benefit and director plans and under our dividend reinvestment program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	future actions to improve asset yields or reduce long-term funding costs;
•	the expected completion date of the Strong Financial Corporation asset acquisition;
•	future credit losses and nonperforming assets;
•	the future value of mortgage servicing rights;
•	the future value of equity securities, including those in our venture capital portfolios;
•	the impact of new accounting standards;
•	future gains from equity investments; and
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after that date.

There are several factors-many beyond our control-that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Balance Sheet Analysis” and “Asset/Liability and Market Risk Management”). Factors relating to regulation and supervision are described in our 2003 Form 10-K. Any factor described in this report or in our 2003 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this report or in our 2003 Form 10-K that could cause results to differ from our expectations.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

General business and economic conditions in the United States and abroad affect our business and earnings. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, increase in unemployment, increase in interest rates or other event that decreases household or corporate incomes or increases household or corporate expenses could decrease the demand for loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

The fiscal and monetary policies of the federal government and its agencies significantly affect our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities. Its policies also can affect our borrowers, increasing their borrowing costs and potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and can be hard to predict.

The financial services industry is highly competitive.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can now combine to offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

The holding company, its subsidiary banks and many of its nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions and incur damage to our reputation. For more information, refer to the “Regulation and Supervision” and to Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2003 Form 10-K.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of the customers and counterparties, including financial statements and other financial information. We also may rely on representations of the customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected by relying on financial statements that do not comply with GAAP or that are materially misleading.

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

Changes in accounting standards could materially impact our financial statements.

From time to time the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

We have businesses other than banking.

We are a diversified financial services company. In addition to banking, we provide insurance, investments, mortgages and consumer finance. Although we believe our diversity helps lessen the impact on the Company when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties. We discuss some examples below.

Merchant Banking. Our merchant banking business, which includes venture capital investments, has a much greater risk of capital losses than our traditional banking business. Also, it is difficult to predict the timing of any gains from this business. Realization of gains from our venture capital investments depends on a number of factors-many beyond our control-including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors, such as a slowdown in consumer demand or a decline in capital spending, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other-than-temporary, we will recognize impairment charges. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report “Balance Sheet Analysis-Securities Available for Sale.”

Mortgage Banking. The effect of interest rates on our mortgage business can be large and complex. Changes in interest rates can affect loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. We use dynamic, sophisticated models to assess the effect of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights. The estimates of net income and fair value produced by these models, however, depend on assumptions of future loan demand, prepayment speeds and other factors that may overstate or understate actual experience. We use derivatives to hedge the value of our servicing portfolio but they do not cover the full value of the portfolio. We cannot assure that the hedges will offset significant decreases in the value of the portfolio. For more information, see in our 2003 Form 10-K “Critical Accounting Policies-Valuation of Mortgage Servicing Rights” and in this report “Asset /Liability and Market Risk Management.”

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

Our ability to complete an acquisition generally is subject to regulatory approval. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to sell banks or branches as a condition to receiving regulatory approval.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2004, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

Internal Control Over Financial Reporting

No change occurred during second quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30,		Six months ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003

INTEREST INCOME
Securities available for sale	$457	$435	$902	$888
Mortgages held for sale	470	864	804	1,678
Loans held for sale	66	67	129	134
Loans	4,011	3,409	7,968	6,741
Other interest income	65	80	124	141

Total interest income	5,069	4,855	9,927	9,582

INTEREST EXPENSE
Deposits	394	425	764	852
Short-term borrowings	59	87	122	182
Long-term debt	390	341	765	671
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	29	—	56

Total interest expense	843	882	1,651	1,761

NET INTEREST INCOME	4,226	3,973	8,276	7,821
Provision for loan losses	440	421	844	831

Net interest income after provision for loan losses	3,786	3,552	7,432	6,990

NONINTEREST INCOME
Service charges on deposit accounts	637	587	1,252	1,140
Trust and investment fees	530	470	1,065	929
Credit card fees	279	257	537	501
Other fees	440	373	854	739
Mortgage banking	493	543	808	1,104
Operating leases	209	245	418	496
Insurance	347	289	664	556
Net gains (losses) on debt securities available for sale	(61)	20	(28)	38
Net gains (losses) from equity investments	81	(47)	176	(145)
Other	245	220	551	431

Total noninterest income	3,200	2,957	6,297	5,789

NONINTEREST EXPENSE
Salaries	1,295	1,155	2,572	2,296
Incentive compensation	441	503	832	950
Employee benefits	391	350	883	769
Equipment	271	305	572	573
Net occupancy	304	288	598	585
Operating leases	156	178	311	365
Other	1,495	1,379	2,614	2,576

Total noninterest expense	4,353	4,158	8,382	8,114

INCOME BEFORE INCOME TAX EXPENSE	2,633	2,351	5,347	4,665
Income tax expense	919	826	1,866	1,648

NET INCOME	$1,714	$1,525	$3,481	$3,017

NET INCOME APPLICABLE TO COMMON STOCK	$1,714	$1,524	$3,481	$3,015

EARNINGS PER COMMON SHARE
Earnings per common share	$1.02	$.91	$2.06	$1.80

Diluted earnings per common share	$1.00	$.90	$2.03	$1.78

DIVIDENDS DECLARED PER COMMON SHARE	$.45	$.30	$.90	$.60

Average common shares outstanding	1,688.1	1,675.7	1,693.7	1,678.5

Diluted average common shares outstanding	1,708.3	1,690.6	1,714.8	1,692.1

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,	June 30,
(in millions, except shares)	2004	2003	2003

ASSETS
Cash and due from banks	$13,449	$15,547	$16,045
Federal funds sold and securities purchased under resale agreements	2,681	2,745	2,768
Securities available for sale	36,771	32,953	24,625
Mortgages held for sale	39,424	29,027	58,716
Loans held for sale	8,156	7,497	7,009

Loans	269,731	253,073	211,434
Allowance for loan losses	(3,940)	(3,891)	(3,853)

Net loans	265,791	249,182	207,581

Mortgage servicing rights, net	8,512	6,906	3,821
Premises and equipment, net	3,627	3,534	3,604
Goodwill	10,430	10,371	9,803
Other assets	31,464	30,036	35,611

Total assets	$420,305	$387,798	$369,583

LIABILITIES
Noninterest-bearing deposits	$78,926	$74,387	$80,943
Interest-bearing deposits	189,199	173,140	149,941

Total deposits	268,125	247,527	230,884
Short-term borrowings	29,831	24,659	23,883
Accrued expenses and other liabilities	21,266	17,501	20,682
Long-term debt	65,605	63,642	58,513
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	3,385

Total liabilities	384,827	353,329	337,347

STOCKHOLDERS’ EQUITY
Preferred stock	387	214	375
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,744	9,643	9,536
Retained earnings	24,669	22,842	21,281
Cumulative other comprehensive income	735	938	1,185
Treasury stock - 48,410,940 shares, 38,271,651 shares and 57,992,372 shares	(2,537)	(1,833)	(2,712)
Unearned ESOP shares	(414)	(229)	(323)

Total stockholders’ equity	35,478	34,469	32,236

Total liabilities and stockholders’ equity	$420,305	$387,798	$369,583

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2002	1,685,906,507	$251	$2,894	$9,498	$19,355	$976	$(2,465)	$(190)	$30,319

Comprehensive income:
Net income					3,017				3,017
Other comprehensive income, net of tax:
Translation adjustments						20			20
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $6 million of net gains included in net income						2			2
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net losses on cash flow hedges included in net income						187			187

Total comprehensive income									3,226
Common stock issued	9,502,120			26	(80)		442		388
Common stock issued for acquisitions	123,188						6		6
Common stock repurchased	(20,032,901)						(922)		(922)
Preferred stock (260,200) issued to ESOP		260		19				(279)	—
Preferred stock released to ESOP				(9)				146	137
Preferred stock (135,878) converted to common shares	2,889,739	(136)		2			134		—
Preferred stock dividends					(2)				(2)
Common stock dividends					(1,009)				(1,009)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							93		93

Net change	(7,517,854)	124	—	38	1,926	209	(247)	(133)	1,917

BALANCE JUNE 30, 2003	1,678,388,653	$375	$2,894	$9,536	$21,281	$1,185	$(2,712)	$(323)	$32,236

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income:
Net income					3,481				3,481
Other comprehensive income, net of tax:
Translation adjustments						(6)			(6)
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $25 million of net gains included in net income						(177)			(177)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $121 million of net gains on cash flow hedges included in net income						(20)			(20)

Total comprehensive income									3,278
Common stock issued	15,764,698			73	(110)		771		734
Common stock issued for acquisitions	153,482			1			8		9
Common stock repurchased	(28,665,576)						(1,621)		(1,621)
Preferred stock (321,000) issued to ESOP		321		23				(344)	--
Preferred stock released to ESOP				(11)				159	148
Preferred stock (148,597) converted to common shares	2,608,107	(148)		15			133		--
Common stock dividends					(1,526)				(1,526)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							5		5
Other, net					(18)				(18)

Net change	(10,139,289)	173	—	101	1,827	(203)	(704)	(185)	1,009

BALANCE JUNE 30, 2004	1,687,970,085	$387	$2,894	$9,744	$24,669	$735	$(2,537)	$(414)	$35,478

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30,
(in millions)	2004	2003

Cash flows from operating activities:
Net income	$3,481	$3,017
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	844	831
Provision (reversal of provision) for mortgage servicing rights in excess of fair value, net	(185)	1,212
Depreciation and amortization	1,670	2,598
Net gains on securities available for sale	(38)	(9)
Net gains on mortgage loan origination/sales activities	(46)	(2,078)
Net gains on sales of loans	(4)	(5)
Net losses on dispositions of premises and equipment	21	6
Net gains on dispositions of operations	(2)	(27)
Loss from debt extinguishment	176	--
Release of preferred shares to ESOP	148	137
Net decrease (increase) in trading assets	1,681	(1,114)
Net increase (decrease) in deferred income taxes	604	(288)
Net decrease (increase) in accrued interest receivable	(30)	15
Net increase (decrease) in accrued interest payable	1	(21)
Originations of mortgages held for sale	(121,962)	(204,720)
Proceeds from sales of mortgages held for sale	115,314	199,519
Principal collected on mortgages held for sale	854	1,737
Net increase in loans held for sale	(659)	(344)
Other assets, net	(86)	(5,499)
Other accrued expenses and liabilities, net	3,587	2,278

Net cash provided (used) by operating activities	5,369	(2,755)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	4,492	1,453
Proceeds from prepayments and maturities	5,120	5,863
Purchases	(14,007)	(4,157)
Net cash paid for acquisitions	(46)	(768)
Increase in banking subsidiaries’ loan originations, net of collections	(17,461)	(4,330)
Proceeds from sales (including participations) of loans by banking subsidiaries	657	764
Purchases (including participations) of loans by banking subsidiaries	(2,297)	(12,461)
Principal collected on nonbank entities’ loans	8,215	10,112
Loans originated by nonbank entities	(13,447)	(9,460)
Purchases of loans by nonbank entities	—	(3,682)
Proceeds from dispositions of operations	1	30
Proceeds from sales of foreclosed assets	127	135
Net decrease in federal funds sold and securities purchased under resale agreements	64	406
Net increase in mortgage servicing rights	(1,731)	(1,061)
Other, net	(2,053)	3,653

Net cash used by investing activities	(32,366)	(13,503)

Cash flows from financing activities:
Net increase in deposits	20,594	13,968
Net increase (decrease) in short-term borrowings	5,172	(9,563)
Proceeds from issuance of long-term debt	16,717	19,885
Repayment of long-term debt	(14,951)	(9,445)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	—	500
Proceeds from issuance of common stock	637	350
Repurchase of common stock	(1,621)	(922)
Payment of cash dividends on preferred and common stock	(1,526)	(1,011)
Other, net	(123)	721

Net cash provided by financing activities	24,899	14,483

Net change in cash and due from banks	(2,098)	(1,775)

Cash and due from banks at beginning of period	15,547	17,820

Cash and due from banks at end of period	$13,449	$16,045

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,652	$1,740
Income taxes	1,307	1,790
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$253	$242
Net transfers between mortgages held for sale and loans	6,561	179

The accompanying notes are an integral part of these statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking and consumer finance through stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. When we refer to “the Company,” “we,” “our” and “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

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

STOCK-BASED COMPENSATION

We have several stock-based employee compensation plans, which are described more fully in Note 14 (Common Stock and Stock Plans) to Financial Statements in our 2003 Form 10-K. As permitted by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, we have elected to continue applying the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for stock-based employee compensation plans. Pro forma net income and earnings per common share information is provided in the following table, as if we accounted for employee stock option plans under the fair value method of FAS 123.

		Quarter ended June 30,		Six months ended June 30,
	(in millions, except per share amounts)	2004	2003	2004	2003

Net income, as reported		$1,714	$1,525	$3,481	$3,017
Add:	Stock-based employee compensation expense included in reported net income, net of tax	—	1	1	1
Less:	Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(37)	(57)	(200)	(103)

Net income, pro forma		$1,677	$1,469	$3,282	$2,915

Earnings per common share
As reported		$1.02	$.91	$2.06	$1.80
Pro forma		1.00	.88	1.94	1.74
Diluted earnings per common share
As reported		$1.00	$.90	$2.03	$1.78
Pro forma		.98	.87	1.91	1.72

Total stock-based employee compensation was higher under the fair value method in the first half of 2004 compared with the first half of 2003. Stock options granted in our February 2004 grant, under our Long-Term Incentive Compensation Plan (the Plan), fully vested upon grant, resulting in full recognition of stock-based compensation expense for the 2004 annual grant under the fair value method in the table above. Stock options granted in our 2003, 2002 and 2001 annual grants under the Plan vest over a three-year period, and expense reflected in the table for these grants is recognized over the vesting period.

2. BUSINESS COMBINATIONS

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In the six months ended June 30, 2004, we completed acquisitions of six insurance brokerage businesses and one payroll services business with a total of approximately $65 million in assets.

At June 30, 2004, we had one pending business combination, the acquisition of $27 billion in mutual fund assets and $7 billion in institutional investment accounts from Strong Financial Corporation (Strong). The asset management businesses of Strong include 70 mutual funds. We expect to complete this acquisition by first quarter 2005.

3. SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity at June 30, 2004 or 2003.

	June 30, 2004		Dec. 31, 2003		June 30, 2003
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,146	$1,161	$1,252	$1,286	$1,171	$1,228
Securities of U.S. states and political subdivisions	3,463	3,562	3,175	3,346	2,196	2,375
Mortgage-backed securities:
Federal agencies	23,799	24,316	20,353	21,130	14,599	15,603
Private collateralized mortgage obligations(1)	3,756	3,870	3,056	3,154	1,862	1,961

Total mortgage-backed securities	27,555	28,186	23,409	24,284	16,461	17,564
Other	2,986	3,105	3,285	3,455	2,673	2,848

Total debt securities	35,150	36,014	31,121	32,371	22,501	24,015
Marketable equity securities	468	757	394	582	527	610

Total	$35,618	$36,771	$31,515	$32,953	$23,028	$24,625

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	June 30, 2004	Dec. 31, 2003	June 30, 2003

Estimated unrealized gross gains	$1,287	$1,502	$1,662
Estimated unrealized gross losses	(134)	(64)	(65)

Estimated unrealized net gains	$1,153	$1,438	$1,597

The following table shows the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2004	2003	2004	2003

Realized gross gains	$23	$41	$119	$81
Realized gross losses (1)	(70)	(45)	(81)	(72)

Realized net gains (losses)	$(47)	$(4)	$38	$9

(1)	Includes other-than-temporary impairment of $8 million for the second quarter and first half of 2004 and $30 million and $50 million for the second quarter and first half of 2003, respectively.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the major categories of loans outstanding is shown in the table below. Outstanding loan balances are net of unearned income, including net deferred loan fees, of $3,531 million, $3,430 million and $3,784 million, at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

	June 30,	Dec. 31,	June 30,
(in millions)	2004	2003	2003

Commercial and commercial real estate:
Commercial	$49,962	$48,729	$47,577
Other real estate mortgage	28,975	27,592	25,703
Real estate construction	8,646	8,209	7,853
Lease financing	5,045	4,477	4,556

Total commercial and commercial real estate	92,628	89,007	85,689
Consumer:
Real estate 1-4 family first mortgage	87,776	83,535	53,420
Real estate 1-4 family junior lien mortgage	44,289	36,629	31,514
Credit card	8,692	8,351	7,626
Other revolving credit and installment	33,458	33,100	30,943

Total consumer	174,215	161,615	123,503
Foreign	2,888	2,451	2,242

Total loans	$269,731	$253,073	$211,434

The recorded investment in impaired loans and the methodology used to measure impairment was:

	June 30,	Dec. 31,	June 30,
(in millions)	2004	2003	2003

Impairment measurement based on:
Collateral value method	$342	$386	$463
Discounted cash flow method	168	243	252

Total (1)	$510	$629	$715

(1)	Of the balance of total impaired loans, $30 million, $59 million and $150 million had a related allowance for loan losses of $3 million, $8 million and $40 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

The average recorded investment in impaired loans during second quarter 2004 and 2003 was $515 million and $696 million, respectively, and $544 million and $670 million in the first half of 2004 and 2003, respectively.

Changes in the allowance for loan losses were:

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2004	2003	2004	2003

Balance, beginning of period	$3,891	$3,840	$3,891	$3,819

Allowances related to business combinations/other	(1)	7	(1)	32

Provision for loan losses	440	421	844	831

Loan charge-offs:
Commercial and commercial real estate:
Commercial	(112)	(147)	(223)	(300)
Other real estate mortgage	(7)	(9)	(14)	(10)
Real estate construction	—	(3)	(3)	(6)
Lease financing	(12)	(10)	(24)	(20)

Total commercial and commercial real estate	(131)	(169)	(264)	(336)
Consumer:
Real estate 1-4 family first mortgage	(11)	(9)	(24)	(21)
Real estate 1-4 family junior lien mortgage	(27)	(19)	(56)	(37)
Credit card	(119)	(116)	(228)	(228)
Other revolving credit and installment	(212)	(198)	(436)	(398)

Total consumer	(369)	(342)	(744)	(684)
Foreign	(30)	(25)	(58)	(45)

Total loan charge-offs	(530)	(536)	(1,066)	(1,065)

Loan recoveries:
Commercial and commercial real estate:
Commercial	44	37	86	75
Other real estate mortgage	4	3	6	5
Real estate construction	1	4	2	9
Lease financing	6	2	12	3

Total commercial and commercial real estate	55	46	106	92
Consumer:
Real estate 1-4 family first mortgage	2	3	3	5
Real estate 1-4 family junior lien mortgage	7	4	11	7
Credit card	15	13	30	25
Other revolving credit and installment	55	50	111	99

Total consumer	79	70	155	136
Foreign	6	5	11	8

Total loan recoveries	140	121	272	236

Net loan charge-offs	(390)	(415)	(794)	(829)

Balance, end of period	$3,940	$3,853	$3,940	$3,853

Net loan charge-offs (annualized) as a percentage of average total loans	.59%	.81%	.61%	.84%

Allowance as a percentage of total loans	1.46%	1.82%	1.46%	1.82%

5. OTHER ASSETS

	June 30,	December 31,	June 30,
(in millions)	2004	2003	2003

Trading assets	$7,238	$8,919	$11,281
Accounts receivable	2,311	2,456	2,508
Nonmarketable equity investments:
Private equity investments	1,716	1,714	1,704
Federal bank stock	1,671	1,765	1,676
All other	1,777	1,542	1,629

Total nonmarketable equity investments	5,164	5,021	5,009

Operating lease assets	3,489	3,448	3,924
Interest receivable	1,317	1,287	1,124
Core deposit intangibles	669	737	795
Interest-earning deposits	1,541	988	513
Foreclosed assets	235	198	190
Due from customers on acceptances	130	137	110
Other	9,370	6,845	10,157

Total other assets	$31,464	$30,036	$35,611

Trading assets are predominantly securities, including corporate debt, U.S. government agency obligations and the fair value of derivatives held for customer accommodation purposes.

Income related to trading assets and nonmarketable equity investments was:

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2004	2003	2004	2003

Trading assets:
Interest income	$39	$41	$73	$72

Noninterest income	$101	$132	$244	$242

Nonmarketable equity investments:
Net gains (losses) from private equity investments	$67	$(23)	$110	$(116)
Net gains (losses) from all other nonmarketable equity investments	20	(11)	34	(14)

Net gains (losses) from nonmarketable equity investments	$87	$(34)	$144	$(130)

6. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at June 30, 2004 and 2003 was:

	June 30,
	2004		2003
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$18,653	$8,553	$12,970	$6,595
Core deposit intangibles	2,426	1,757	2,415	1,620
Other	401	285	385	268

Total amortized intangible assets	$21,480	$10,595	$15,770	$8,483

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $1,588 million at June 30, 2004 and $2,554 million at June 30, 2003. The carrying value of mortgage servicing rights was $8,512 million at June 30, 2004 and $3,821 million at June 30, 2003.

As of June 30, 2004, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Six months ended June 30, 2004 (actual)	$942	$68	$12	$1,022

Six months ended December 31, 2004 (estimate)	$733	$66	$12	$811

Estimate for year ended December 31,
2005	$1,358	$123	$19	$1,500
2006	1,166	110	16	1,292
2007	981	100	15	1,096
2008	842	92	14	948
2009	721	85	11	817

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of June 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at June 30, 2004. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

7. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2002	$6,743	$2,667	$343	$9,753
Goodwill from business combinations	3	42	—	45
Foreign currency translation adjustments	—	—	5	5

June 30, 2003	$6,746	$2,709	$348	$9,803

December 31, 2003	$7,286	$2,735	$350	$10,371
Goodwill from business combinations	4	56	—	60
Foreign currency translation adjustments	—	—	(1)	(1)

June 30, 2004	$7,290	$2,791	$349	$10,430

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting are:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

June 30, 2003	$2,899	$759	$348	$5,797	$9,803

June 30, 2004	$3,443	$841	$349	$5,797	$10,430

8.	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES

We have wholly-owned trusts (the Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. At December 31, 2003, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, we deconsolidated the Trusts. The $3.8 billion of junior subordinated debentures issued by the Company to the Trusts were reflected as long-term debt in the consolidated balance sheet at December 31, 2003. The common stock issued by the Trusts was recorded in other assets in the consolidated balance sheet at December 31, 2003. Because the Trusts are (1) wholly-owned finance subsidiary issuers of securities, have no operating histories or independent operations and are not engaged in and do not propose to engage in any activity other than holding as trust assets the corresponding junior subordinated debentures of Wells Fargo and issuing the trust securities, and (2) the securities were fully and unconditionally guaranteed by the parent company, the Trusts will not file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Payments on the junior subordinated debentures are generally made from cash provided by operating activities, which include dividends receivable from subsidiaries. See Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements in our 2003 Form 10-K for a discussion of certain federal and state regulatory limitations on dividends.

Prior to December 31, 2003, the Trusts were consolidated subsidiaries and were included in liabilities in the consolidated balance sheet, as “Guaranteed preferred beneficial interests in Company’s subordinated debentures.” The common securities and subordinated debentures, along with the related income effects were eliminated in the consolidated financial statements.

The subordinated debentures issued to the Trusts, less the common securities of the Trusts, equals the amount of trust preferred securities outstanding, and continued to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board. Information with respect to the Trusts is as follows:

	June 30,	Dec. 31,	June 30,
($in millions)	2004	2003	2003

Company’s junior subordinated debentures	$4,280	$3,768	$3,490

Trust common securities	$128	$113	$105
Trust preferred securities	4,152	3,655	3,385

	$4,280	$3,768	$3,490

Number of Trusts	14	13	10

9. PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,	dividends rate
	2004	2003	2003	2004	2003	2003	Minimum	Maximum

Adjustable-Rate Cumulative, Series B (1)	—	—	1,460,000	$—	$—	$73	5.50%	10.50%

ESOP Cumulative Convertible (2)

2004	177,069	—	—	177	—	—	8.50	9.50

2003	66,713	68,238	130,910	67	68	131	8.50	9.50

2002	52,294	53,641	59,741	52	54	60	10.50	11.50

2001	39,379	40,206	45,106	39	40	45	10.50	11.50

2000	28,962	29,492	34,092	30	30	34	11.50	12.50

1999	10,810	11,032	12,932	11	11	13	10.30	11.30

1998	3,985	4,075	4,985	4	4	5	10.75	11.75

1997	4,006	4,081	5,781	4	4	6	9.50	10.50

1996	2,882	2,927	5,327	3	3	5	8.50	9.50

1995	403	408	3,008	—	—	3	10.00	10.00

Total preferred stock	386,503	214,100	1,761,882	$387	$214	$375

Unearned ESOP shares (3)				$(414)	$(229)	$(323)

(1)	On November 15, 2003, all shares were redeemed at the stated liquidation price of $50 plus accrued dividends.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

We do not expect that we will be required to make a minimum contribution in 2004 for our Cash Balance Plan. The maximum contribution amount for the Cash Balance Plan is the maximum deductible contribution under the Internal Revenue Code. The Company will determine whether or not to make a contribution later this year based on various factors, including the maximum amount of tax deductible contribution and 2004 asset performance.

The net periodic benefit cost for the second quarter and first half of 2004 and 2003 was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,	2004			2003

Service cost	$45	$7	$5	$41	$6	$4
Interest cost	56	3	12	52	3	10
Expected return on plan assets	(85)	—	(6)	(70)	—	(4)
Recognized net actuarial loss (1)	14	—	1	22	1	—
Amortization of prior service cost	—	—	—	4	—	(1)
Amortization of unrecognized transition asset	—	—	1	—	—	—
Settlement	1	1	--	—	—	—

Net periodic benefit cost	$31	$11	$13	$49	$10	$9

Six months ended June 30,

Service cost	$85	$12	$8	$82	$11	$8
Interest cost	107	6	22	104	7	21
Expected return on plan assets	(163)	—	(11)	(138)	—	(9)
Recognized net actuarial loss (gain) (1)	25	—	2	43	3	(1)
Amortization of prior service cost	—	—	(1)	8	—	(1)
Amortization of unrecognized transition asset	—	—	1	—	—	—
Settlement	1	1	—	—	—	—

Net periodic benefit cost	$55	$19	$21	$99	$21	$18

(1)	Net actuarial loss (gain) is generally amortized over five years.

11. EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

		Quarter		Six months
	ended June 30,		ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003

Net income	$1,714	$1,525	$3,481	$3,017
Less: Preferred stock dividends	—	1	—	2

Net income applicable to common stock (numerator)	$1,714	$1,524	$3,481	$3,015

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,688.1	1,675.7	1,693.7	1,678.5

Per share	$1.02	$.91	$2.06	$1.80

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,688.1	1,675.7	1,693.7	1,678.5
Add: Stock options	19.8	14.4	20.7	13.1
Restricted share rights	.4	.5	.4	.5

Diluted average common shares outstanding (denominator)	1,708.3	1,690.6	1,714.8	1,692.1

Per share	$1.00	$.90	$2.03	$1.78

At June 30, 2004 and 2003, options to purchase 2.7 million and 35.5 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

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

The Community Banking Group offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance, securities brokerage through affiliates and venture capital financing. These products and services include Wells Fargo Funds®, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.

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

Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, Canada and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.

The Other Column consists of Corporate level investment activities and balances and unallocated goodwill held at the enterprise level. This column also includes separately identified transactions recorded at the enterprise level for management reporting.

(income/expense in millions,		Community		Wholesale		Wells Fargo			Consolidated
average balances in billions)		Banking		Banking		Financial		Other (2)		Company

Quarter ended June 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (1)	$2,989	$2,865	$559	$560	$680	$550	$(2)	$(2)	$4,226	$3,973
Provision for loan losses	213	227	18	46	209	148	—	—	440	421
Noninterest income	2,359	2,186	720	656	84	95	37	20	3,200	2,957
Noninterest expense	3,126	3,200	663	636	387	321	177	1	4,353	4,158

Income (loss) before income tax expense (benefit)	2,009	1,624	598	534	168	176	(142)	17	2,633	2,351
Income tax expense (benefit)	693	565	213	189	63	66	(50)	6	919	826

Net income (loss)	$1,316	$1,059	$385	$345	$105	110	$(92)	$11	$1,714	$1,525

Average loans	$185.9	$135.7	$52.1	$49.8	$28.2	$19.3	$—	$—	$266.2	$204.8
Average assets	298.8	269.5	75.8	78.4	29.8	21.1	6.1	6.1	410.5	375.1
Average core deposits	198.9	184.1	25.9	21.2	.1	.1	—	—	224.9	205.4

Six months ended June 30,

Net interest income (1)	$5,835	$5,642	$1,121	$1,111	$1,324	$1,073	$(4)	$(5)	$8,276	$7,821
Provision for loan losses	427	442	41	100	376	289	—	—	844	831
Noninterest income	4,499	4,293	1,548	1,309	186	186	64	1	6,297	5,789
Noninterest expense	6,120	6,226	1,332	1,256	753	629	177	3	8,382	8,114

Income (loss) before income tax expense (benefit)	3,787	3,267	1,296	1,064	381	341	(117)	(7)	5,347	4,665
Income tax expense (benefit)	1,304	1,150	463	371	140	129	(41)	(2)	1,866	1,648

Net income (loss)	$2,483	$2,117	$833	$693	$241	$212	$(76)	$(5)	$3,481	$3,017

Average loans	$183.1	$132.0	$51.2	$49.6	$27.0	$18.4	$—	$—	$261.3	$200.0
Average assets	288.1	262.5	75.8	76.3	28.6	20.3	6.1	6.1	398.6	365.2
Average core deposits	193.6	180.2	25.3	20.8	.1	.1	—	—	219.0	201.1

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The other income and expense items principally relate to Corporate level equity investment activities, and other separately identified transactions recorded at the enterprise level, including, for the quarter and six months ended June 30, 2004, a $176 million loss on debt extinguishment. Average assets principally comprise unallocated goodwill held at the enterprise level.

13. VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. These entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $4 billion in total assets at June 30, 2004, compared with $5 billion at December 31, 2003. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against us.

We hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $3 billion in total assets at June 30, 2004, compared with $2 billion at December 31, 2003. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $700 million at June 30, 2004 and $450 million at December 31, 2003.

14. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions)	2004	2003	2004	2003

Servicing fees, net of amortization and provision for impairment	$461	$(741)	$627	$(1,184)
Net gains on mortgage loan origination/ sales activities	(52)	1,165	46	2,078
All other	84	119	135	210

Total mortgage banking noninterest income	$493	$543	$808	$1,104

Each quarter, we evaluate mortgage servicing rights (MSRs) for possible impairment based on the difference between the carrying amount and current fair value of the MSRs. If a temporary impairment exists, we establish a valuation allowance for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. We have a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals. (See Note 1 (Summary of Significant Accounting Policies — Transfer and Servicing of Financial Assets) to Financial Statements in our 2003 Form 10-K for additional discussion of our policy for valuation of MSRs.)

Net gains (losses) on mortgage loan origination/sales activities reflect the periodic evaluation of our portfolios, which are carried at the lower of cost or market value. Mortgages held for sale include residential mortgages that were originated in accordance with secondary market pricing and underwriting standards and certain mortgages originated initially for investment and not underwritten to secondary market standards.

This table summarizes the changes in mortgage servicing rights:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003

Mortgage servicing rights:
Balance, beginning of period	$8,270	$6,652	$8,848	$6,677
Originations (1)	597	892	935	1,495
Purchases (1)	466	462	734	856
Amortization	(431)	(926)	(942)	(1,729)
Write-down	—	(535)	(169)	(846)
Other (includes changes in mortgage servicing rights due to hedging)	1,198	(170)	694	(78)

Balance, end of period	$10,100	$6,375	$10,100	$6,375

Valuation Allowance:
Balance, beginning of period	$2,173	$2,469	$1,942	$2,188
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	(585)	620	(185)	1,212
Write-down of mortgage servicing rights	—	(535)	(169)	(846)

Balance, end of period	$1,588	$2,554	$1,588	$2,554

Mortgage servicing rights, net	$8,512	$3,821	$8,512	$3,821

Ratio of mortgage servicing rights to related loans serviced for others	1.37%	.73%	1.37%	.73%

(1)	Based on June 30, 2004 assumptions, the weighted-average amortization period for mortgage servicing rights added during the second quarter and first half of 2004 was approximately 6.5 years and 5.3 years, respectively.

The components of the managed servicing portfolio were:

	June 30,
(in billions)	2004	2003

Loans serviced for others	$622	$522
Owned loans serviced (portfolio and held for sale)	127	111

Total owned servicing	749	633
Sub-servicing	32	23

Total managed servicing portfolio	$781	$656

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (See Note 12) consists of WFFI and other affiliated consumer finance entities managed by WFFI that are included within other consolidating subsidiaries in the following tables.

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,001	$—	$—	$(1,001)	$—
Nonbank	125	—	—	(125)	—
Interest income from loans	—	854	3,157	—	4,011
Interest income from subsidiaries	238	—	—	(238)	—
Other interest income	22	21	1,015	—	1,058

Total interest income	1,386	875	4,172	(1,364)	5,069

Short-term borrowings	18	6	105	(70)	59
Long-term debt	192	267	92	(161)	390
Other interest expense	—	—	394	—	394

Total interest expense	210	273	591	(231)	843

NET INTEREST INCOME	1,176	602	3,581	(1,133)	4,226
Provision for loan losses	—	233	207	—	440

Net interest income after provision for loan losses	1,176	369	3,374	(1,133)	3,786

NONINTEREST INCOME
Fee income — nonaffiliates	—	53	1,833	—	1,886
Other	17	37	1,278	(18)	1,314

Total noninterest income	17	90	3,111	(18)	3,200

NONINTEREST EXPENSE
Salaries and benefits	4	228	1,895	—	2,127
Other	46	262	1,958	(40)	2,226

Total noninterest expense	50	490	3,853	(40)	4,353

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,143	(31)	2,632	(1,111)	2,633
Income tax expense (benefit)	(21)	(11)	951	—	919
Equity in undistributed income of subsidiaries	550	—	—	(550)	—

NET INCOME	$1,714	$(20)	$1,681	$(1,661)	$1,714

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$797	$—	$—	$(797)	$—
Nonbank	675	—	—	(675)	—
Interest income from loans	—	673	2,736	—	3,409
Interest income from subsidiaries	126	—	—	(126)	—
Other interest income	19	19	1,408	—	1,446

Total interest income	1,617	692	4,144	(1,598)	4,855

Short-term borrowings	19	22	111	(65)	87
Long-term debt	139	166	82	(46)	341
Other interest expense	—	—	454	—	454

Total interest expense	158	188	647	(111)	882

NET INTEREST INCOME	1,459	504	3,497	(1,487)	3,973
Provision for loan losses	—	186	235	—	421

Net interest income after provision for loan losses	1,459	318	3,262	(1,487)	3,552

NONINTEREST INCOME
Fee income — nonaffiliates	—	48	1,639	—	1,687
Other	45	60	1,186	(21)	1,270

Total noninterest income	45	108	2,825	(21)	2,957

NONINTEREST EXPENSE
Salaries and benefits	25	174	1,809	—	2,008
Other	34	130	2,022	(36)	2,150

Total noninterest expense	59	304	3,831	(36)	4,158

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,445	122	2,256	(1,472)	2,351
Income tax expense (benefit)	(35)	46	815	—	826
Equity in undistributed income of subsidiaries	45	—	—	(45)	—

NET INCOME	$1,525	$76	$1,441	$(1,517)	$1,525

Condensed Consolidating Statement of Income

	Six months ended June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,501	$—	$—	$(1,501)	$—
Nonbank	264	—	—	(264)	—
Interest income from loans	—	1,661	6,307	—	7,968
Interest income from subsidiaries	438	—	—	(438)	—
Other interest income	45	40	1,874	—	1,959

Total interest income	2,248	1,701	8,181	(2,203)	9,927

Short-term borrowings	39	14	188	(119)	122
Long-term debt	355	508	190	(288)	765
Other interest expense	—	—	764	—	764

Total interest expense	394	522	1,142	(407)	1,651

NET INTEREST INCOME	1,854	1,179	7,039	(1,796)	8,276
Provision for loan losses	—	394	450	—	844

Net interest income after provision for loan losses	1,854	785	6,589	(1,796)	7,432

NONINTEREST INCOME
Fee income — nonaffiliates	—	109	3,599	—	3,708
Other	59	85	2,478	(33)	2,589

Total noninterest income	59	194	6,077	(33)	6,297

NONINTEREST EXPENSE
Salaries and benefits	29	449	3,809	—	4,287
Other	59	383	3,735	(82)	4,095

Total noninterest expense	88	832	7,544	(82)	8,382

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,825	147	5,122	(1,747)	5,347
Income tax expense (benefit)	(29)	52	1,843	—	1,866
Equity in undistributed income of subsidiaries	1,627	—	—	(1,627)	—

NET INCOME	$3,481	$95	$3,279	$(3,374)	$3,481

Condensed Consolidating Statement of Income

	Six months ended June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,790	$—	$—	$(1,790)	$—
Nonbank	720	—	—	(720)	—
Interest income from loans	2	1,307	5,432	—	6,741
Interest income from subsidiaries	235	—	—	(235)	—
Other interest income	35	38	2,768	—	2,841

Total interest income	2,782	1,345	8,200	(2,745)	9,582

Short-term borrowings	42	44	232	(136)	182
Long-term debt	261	312	171	(73)	671
Other interest expense	—	—	908	—	908

Total interest expense	303	356	1,311	(209)	1,761

NET INTEREST INCOME	2,479	989	6,889	(2,536)	7,821
Provision for loan losses	—	330	501	—	831

Net interest income after provision for loan losses	2,479	659	6,388	(2,536)	6,990

NONINTEREST INCOME
Fee income — nonaffiliates	—	100	3,209	—	3,309
Other	75	109	2,338	(42)	2,480

Total noninterest income	75	209	5,547	(42)	5,789

NONINTEREST EXPENSE
Salaries and benefits	67	339	3,609	—	4,015
Other	44	259	3,865	(69)	4,099

Total noninterest expense	111	598	7,474	(69)	8,114

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,443	270	4,461	(2,509)	4,665
Income tax expense (benefit)	(73)	102	1,619	—	1,648
Equity in undistributed income of subsidiaries	501	—	—	(501)	—

NET INCOME	$3,017	$168	$2,842	$(3,010)	$3,017

Condensed Consolidating Balance Sheet

	June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$6,220	$70	$—	$(6,290)	$—
Nonaffiliates	229	241	15,660	—	16,130
Securities available for sale	1,406	1,734	33,636	(5)	36,771
Mortgages and loans held for sale	—	22	47,558	—	47,580

Loans	1	28,930	240,800	—	269,731
Loans to nonbank subsidiaries	32,776	845	—	(33,621)	—
Allowance for loan losses	—	(906)	(3,034)	—	(3,940)

Net loans	32,777	28,869	237,766	(33,621)	265,791

Investments in subsidiaries:
Bank	34,142	—	—	(34,142)	—
Nonbank	4,078	—	—	(4,078)	—
Other assets	4,373	713	49,422	(475)	54,033

Total assets	$83,225	$31,649	$384,042	$(78,611)	$420,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$97	$274,318	$(6,290)	$268,125
Short-term borrowings	147	4,381	36,722	(11,419)	29,831
Accrued expenses and other liabilities	2,108	1,097	19,370	(1,309)	21,266
Long-term debt	43,744	23,891	17,764	(19,794)	65,605
Indebtedness to subsidiaries	1,748	—	—	(1,748)	—

Total liabilities	47,747	29,466	348,174	(40,560)	384,827
Stockholders’ equity	35,478	2,183	35,868	(38,051)	35,478

Total liabilities and stockholders’ equity	$83,225	$31,649	$384,042	$(78,611)	$420,305

Condensed Consolidating Balance Sheet

	June 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,246	$53	$—	$(4,299)	$—
Nonaffiliates	325	73	18,416	(1)	18,813
Securities available for sale	929	1,656	22,047	(7)	24,625
Mortgages and loans held for sale	—	—	65,725	—	65,725

Loans	1	19,622	191,811	—	211,434
Loans to nonbank subsidiaries	20,586	770	—	(21,356)	—
Allowance for loan losses	—	(686)	(3,167)	—	(3,853)

Net loans	20,587	19,706	188,644	(21,356)	207,581

Investments in subsidiaries:
Bank	32,699	—	—	(32,699)	—
Nonbank	4,038	—	—	(4,038)	—
Other assets	2,972	742	49,795	(670)	52,839

Total assets	$65,796	$22,230	$344,627	$(63,070)	$369,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$—	$103	$235,111	$(4,330)	$230,884
Short-term borrowings	950	4,185	29,501	(10,753)	23,883
Accrued expenses and other liabilities	1,440	879	19,487	(1,124)	20,682
Long-term debt	27,739	15,011	25,307	(9,544)	58,513
Indebtedness to subsidiaries	981	—	—	(981)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,450	—	935	—	3,385

Total liabilities	33,560	20,178	310,341	(26,732)	337,347
Stockholders’ equity	32,236	2,052	34,286	(36,338)	32,236

Total liabilities and stockholders’ equity	$65,796	$22,230	$344,627	$(63,070)	$369,583

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,440	$714	$3,215	$5,369

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	40	126	4,326	4,492
Proceeds from prepayments and maturities	77	76	4,967	5,120
Purchases	(106)	(274)	(13,627)	(14,007)
Net cash paid for acquisitions	—	—	(46)	(46)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(17,461)	(17,461)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	657	657
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,297)	(2,297)
Principal collected on nonbank entities’ loans	—	7,991	224	8,215
Loans originated by nonbank entities	—	(13,282)	(165)	(13,447)
Net advances to nonbank entities	576	—	(576)	—
Capital notes and term loans made to subsidiaries	(7,639)	—	7,639	—
Principal collected on notes/loans made to subsidiaries	483	—	(483)	—
Net decrease (increase) in investment in subsidiaries	(342)	—	342	—
Other, net	—	(20)	(3,572)	(3,592)

Net cash used by investing activities	(6,911)	(5,383)	(20,072)	(32,366)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	(13)	20,607	20,594
Net increase (decrease) in short-term borrowings	(1,105)	(597)	6,874	5,172
Proceeds from issuance of long-term debt	9,650	8,351	(1,284)	16,717
Repayment of long-term debt	(920)	(2,922)	(11,109)	(14,951)
Proceeds from issuance of common stock	637	—	—	637
Repurchase of common stock	(1,621)	—	—	(1,621)
Payment of cash dividends on common stock	(1,526)	—	—	(1,526)
Other, net	—	—	(123)	(123)

Net cash provided by financing activities	5,115	4,819	14,965	24,899

Net change in cash and due from banks	(356)	150	(1,892)	(2,098)

Cash and due from banks at beginning of period	6,805	161	8,581	15,547

Cash and due from banks at end of period	$6,449	$311	$6,689	$13,449

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$2,530	$656	$(5,941)	$(2,755)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	19	99	1,335	1,453
Proceeds from prepayments and maturities	84	104	5,675	5,863
Purchases	(8)	(299)	(3,850)	(4,157)
Net cash paid for acquisitions	—	(600)	(168)	(768)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(4,330)	(4,330)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	764	764
Purchases (including participations) of loans by banking subsidiaries	—	—	(12,461)	(12,461)
Principal collected on nonbank entities’ loans	3,683	6,116	313	10,112
Loans originated by nonbank entities	—	(9,089)	(371)	(9,460)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(477)	—	477	—
Capital notes and term loans made to subsidiaries	(4,980)	—	4,980	—
Principal collected on notes/loans made to subsidiaries	43	—	(43)	—
Net decrease (increase) in investment in subsidiaries	(50)	—	50	—
Other, net	—	129	3,034	3,163

Net cash used by investing activities	(5,368)	(3,540)	(4,595)	(13,503)

Cash flows from financing activities:
Net increase in deposits	—	15	13,953	13,968
Net decrease in short-term borrowings	(2,326)	(290)	(6,947)	(9,563)
Proceeds from issuance of long-term debt	10,017	4,484	5,384	19,885
Repayment of long-term debt	(2,359)	(894)	(6,192)	(9,445)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	500	—	—	500
Proceeds from issuance of common stock	350	—	—	350
Repurchase of common stock	(922)	—	—	(922)
Payment of cash dividends on preferred and common stock	(1,011)	(600)	600	(1,011)
Other, net	—	—	721	721

Net cash provided by financing activities	4,249	2,715	7,519	14,483

Net change in cash and due from banks	1,411	(169)	(3,017)	(1,775)

Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$4,571	$126	$11,348	$16,045

16. GUARANTEES

Significant guarantees that we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obliged to make payment if a customer defaults. Standby letters of credit were $8.5 billion and $8.3 billion at June 30, 2004 and December 31, 2003, respectively, including financial guarantees of $4.8 billion and $4.7 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are reported net of participations sold to other institutions of $1.6 billion and $1.5 billion at June 30, 2004 and December 31, 2003, respectively. We consider the credit risk in standby letters of credit in determining the allowance for loan losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $870 million and $810 million at June 30, 2004 and December 31, 2003, respectively.

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

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At June 30, 2004 and December 31, 2003, the fair value of the written options liability in our balance sheet was $486 million and $382 million, respectively, and the written floors and caps liability was $213 million for both period ends. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. We offset substantially all options written to customers with purchased options; we enter into other written options to mitigate balance sheet risk.

We also enter into credit default swaps under which we buy protection from or sell protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $6 million liability at June 30, 2004 and a $5 million liability at December 31, 2003. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.6 billion and $2.7 billion at June 30, 2004 and December 31, 2003, respectively. We purchased $2.7 billion and $2.8 billion of protection to mitigate the exposure at June 30, 2004 and December 31, 2003, respectively. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At June 30, 2004 and December 31, 2003, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable, however our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $373 million at June 30, 2004 and $330 million at December 31, 2003.

17. REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively.

On December 31, 2003, we deconsolidated our wholly-owned trusts (the Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. The $3.8 billion of junior subordinated debentures were reflected as long-term debt on the consolidated balance sheet at December 31, 2003. (See Note 8.) The subordinated debentures issued to the Trusts, less the common securities of the Trusts, continue to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board.

										To be well
									capitalized under
										the FDICIA
				For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of June 30, 2004:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$39.0	11.86%	≥	$26.3	≥	8.00%
Wells Fargo Bank, N.A.	29.3	10.98	≥	21.4	≥	8.00		≥	$26.7	≥	10.00%

Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$27.1	8.24%	≥	$13.2	≥	4.00%
Wells Fargo Bank, N.A.	23.0	8.60	≥	10.7	≥	4.00		≥	$16.0	≥	6.00%

Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$27.1	6.84%	≥	$15.9	≥	4.00	%(1)
Wells Fargo Bank, N.A.	23.0	6.65	≥	13.8	≥	4.00	(1)	≥	$17.3	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Wells Fargo Bank, N.A., through its mortgage banking division, is an approved seller/servicer, and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2004, Wells Fargo Bank, N.A., met these requirements.

18. DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by changes in market factors not related to the hedged risk (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $6 million and $351 million in the second quarter and first half of 2004, respectively, compared with a net gain of $301 million and $649 million in the same periods of 2003. The ineffective portion of the change in value of these derivatives was a net loss of $210 million and $17 million in the second quarter and first half of 2004, respectively, compared with a net gain of $107 million and $309 million in the same periods of 2003. The net derivative loss of $204 million and net derivative gain of $334 million in the second quarter and first half of 2004, respectively, are included in “Servicing fees, net of provision for impairment and amortization” in Note 14.

We also use derivatives to hedge changes in fair value of certain of our commercial real estate mortgages due to changes in LIBOR interest rates. We originate a portion of these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $5 million and $10 million in the second quarter and first half of 2004, respectively, and $5 million and $11 million in the same periods of 2003, respectively, recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate hedges, all parts of each derivatives gain or loss are included in the assessment of hedge effectiveness.

We also enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in the second quarter or first half of 2004 or 2003. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At June 30, 2004, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans and certain of our floating-rate senior debt to fixed rates and to hedge forecasted sales of mortgage loans. We recognized a net gain of $47 million and $33 million in the second quarter and first half of 2004, respectively, and a net loss of $16 million and $54 million in the same periods of 2003, respectively, which represents the total ineffectiveness of cash flow hedges. Net gains and losses on derivatives resulting from ineffectiveness are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of June 30, 2004, all designated cash flow hedges continued to qualify as cash flow hedges.

At June 30, 2004, we expected that $74 million of deferred net losses on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $138 million of deferred net gains at June 30, 2003. Derivative gains or losses recorded to other comprehensive income are reclassified to earnings in the period the hedged item impacts earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for floating-rate loans, one year for forecasted sales of mortgage loans and ten years for long-term debt.

Derivative Financial Instruments — Summary Information

The total credit risk amount and estimated net fair value for derivatives at June 30, 2004 and December 31, 2003 were:

	June 30, 2004		December 31, 2003
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount(1)	value	amount(1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$1,077	$815	$1,847	$1,546

CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,849	(157)	2,276	3
Commodity contracts	170	(6)	114	(1)
Equity contracts	136	(24)	136	(7)
Foreign exchange contracts	355	27	580	59
Credit contracts	32	(17)	37	(16)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2004.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations

April	11,643,792		$56.18	11,643,792		29,341,757
May	6,084,743		56.08	6,084,743		23,257,014
June	764,781		58.51	764,781		22,492,233

Total	18,493,316		56.25	18,493,316

(1)	All shares were repurchased under authorizations covering up to 50 million and 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 24, 2002 and April 27, 2004, respectively. Unless modified or revoked by the Board, the authorizations do not expire.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 27, 2004. There were 1,699,548,460 shares of common stock outstanding and entitled to vote at the meeting. A total of 1,473,672,937 shares of common stock were represented at the meeting in person or by proxy, representing 86.7% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

(1)	elected each person named in the Proxy Statement as a nominee for director,
(2)	approved the Supplemental 401(k) Plan,
(3)	ratified the appointment of KPMG as independent auditors for 2004,
(4)	approved the stockholder proposal regarding expensing stock options,
(5)	rejected the stockholder proposal regarding restricted stock,
(6)	rejected the stockholder proposal regarding executive compensation and predatory lending, and
(7)	rejected the stockholder proposal regarding political contributions.

The voting results for each matter were:

(1)	Election of Directors

	For	Withheld
J.A. Blanchard III	1,416,813,014	56,859,923
Susan E. Engel	1,426,171,223	47,501,714
Enrique Hernandez, Jr.	1,411,128,728	62,544,209
Robert L. Joss	1,409,849,811	63,823,126
Reatha Clark King	1,409,900,361	63,772,576
Richard M. Kovacevich	1,416,936,933	56,736,004
Richard D. McCormick	1,420,702,039	52,970,898
Cynthia H. Milligan	1,410,545,664	63,127,273
Philip J. Quigley	1,418,278,757	55,394,180
Donald B. Rice	1,033,953,398	439,719,539
Judith M. Runstad	1,105,999,897	367,673,040
Stephen W. Sanger	1,427,661,159	46,011,778
Susan G. Swenson	1,417,362,754	56,310,183
Michael W. Wright	1,033,189,099	440,483,838

(2)	Proposal to Approve Supplemental 401(k) Plan

For	Against	Abstentions	Non-Votes
1,204,155,830	42,072,515	12,631,228	214,813,364

(3)	Proposal to Ratify Appointment of KPMG LLP

For	Against	Abstentions
1,420,645,229	42,428,405	10,599,303

(4)	Stockholder Proposal Regarding Expensing Stock Options

For	Against	Abstentions	Non-Votes
732,496,831	493,297,466	33,065,276	214,813,364

(5)	Stockholder Proposal Regarding Restricted Stock

For	Against	Abstentions	Non-Votes
153,096,317	1,085,716,119	20,047,137	214,813,364

(6)	Stockholder Proposal Regarding Executive Compensation and Predatory Lending

For	Against	Abstentions	Non-Votes
68,940,254	1,101,106,678	88,812,641	214,813,364

(7)	Proposal Regarding Political Contributions

For	Against	Abstentions	Non-Votes
109,084,482	1,048,758,559	101,016,532	214,813,364

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

3(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(j)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(l)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(m)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(n)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(o)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10	Supplemental 401(k) Plan, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.95 and 3.53 for the quarters ended June 30, 2004 and 2003, respectively, and 4.06 and 3.51 for the six months ended June 30, 2004 and 2003, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 6.29 and 5.66 for the quarters ended June 30, 2004 and 2003, respectively, and 6.42 and 5.65 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.95 and 3.52 for the quarters ended June 30, 2004 and 2003, respectively, and 4.06 and 3.51 for the six months ended June 30, 2004 and 2003, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 6.29 and 5.64 for the quarters ended June 30, 2004 and 2003, respectively, and 6.42 and 5.63 for the six months ended June 30, 2004 and 2003, respectively.

(b)	The Company filed the following reports on Form 8-K during the second quarter of 2004:

(1)	April 13, 2004, under Item 7, filing as exhibits documents regarding the issuance by Wells Fargo Capital IX of its 5.625% Trust Originated Preferred Securities (TOPrSSM) and the issuance by the Company of its 5.625% Junior Subordinated Debentures due April 8, 2034

(2)	April 20, 2004, under Item 12, regarding the Company’s financial results for the quarter ended March 31, 2004

(3)	May 11, 2004, under Item 7, filing as exhibits documents regarding the issuance by the Company of Notes Linked to the Common Stock of Station Casinos, Inc. due April 29, 2014 and Principal Protected Minimum Return Notes Linked to the Dow Jones Industrial AverageSM due May 5, 2011

(4)	June 7, 2004, under Item 7, filing as exhibits documents regarding the issuance by the Company of Notes Linked to the Wells Fargo Headline Commodity IndexSM due June 5, 2006

(5)	June 17, 2004, under Item 5, regarding the commencement of tender offers for certain outstanding debt securities of the Company and its affiliates

(6)	June 24, 2004, under Item 5, regarding the results of tender offers for certain outstanding debt securities of the Company and its affiliates

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2004	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)