Form 10-Q
period 2004-09-30
WELLS FARGO & CO/MN
filed 2004-11-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes  ☑ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 29, 2004
Common stock, $1-2/3 par value	1,691,869,391

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2004 from		Nine months ended
	Sept. 30 ,	June 30 ,	Sept. 30 ,	June 30 ,	Sept. 30 ,	Sept. 30 ,	Sept. 30 ,	%
(in millions, except per share amounts)	2004	2004	2003	2004	2003	2004	2003	Change

For the Period
Net income	$1,748	$1,714	$1,561	2%	12%	$5,229	$4,578	14%
Diluted earnings per common share	1.02	1.00	.92	2	11	3.05	2.70	13
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.66%	1.68%	1.57%	(1)	6	1.72%	1.63%	6
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.34	19.57	18.88	(1)	2	19.74	19.42	2
Efficiency ratio (1)	57.7	58.6	62.4	(2)	(8)	57.6	60.6	(5)
Total revenue	$7,318	$7,426	$7,333	(1)	—	$21,891	$20,946	5
Dividends declared per common share	.48	.45	.45	7	7	1.38	1.05	31
Average common shares outstanding	1,688.9	1,688.1	1,677.2	—	1	1,692.1	1,678.0	1
Diluted average common shares outstanding	1,708.7	1,708.3	1,693.9	—	1	1,712.7	1,692.6	1
Average loans	$274,255	$266,231	$216,181	3	27	$265,676	$205,431	29
Average assets	419,636	410,544	394,995	2	6	405,649	375,209	8
Average core deposits (2)	225,027	224,920	215,685	—	4	221,046	206,041	7
Net interest margin	4.89%	4.83%	5.01%	1	(2)	4.89%	5.12%	(4)
At Period End
Securities available for sale	$35,121	$36,771	$30,260	(4)	16	$35,121	$30,260	16
Loans	279,310	269,731	228,137	4	22	279,310	228,137	22
Allowance for loan losses	3,782	3,940	3,854	(4)	(2)	3,782	3,854	(2)
Goodwill	10,431	10,430	9,849	—	6	10,431	9,849	6
Assets	421,549	420,305	390,750	—	8	421,549	390,750	8
Core deposits	224,946	222,166	209,422	1	7	224,946	209,422	7
Stockholders’ equity	36,680	35,478	32,333	3	13	36,680	32,333	13
Tier 1 capital (3)	28,257	27,130	24,530	4	15	28,257	24,530	15
Total capital (3)	40,854	39,049	35,012	5	17	40,854	35,012	17
Capital ratios
Stockholders’ equity to assets	8.70%	8.44%	8.27%	3	5	8.70%	8.27%	5
Risk-based capital (3)
Tier 1 capital	8.40	8.24	8.14	2	3	8.40	8.14	3
Total capital	12.15	11.86	11.62	2	5	12.15	11.62	5
Tier 1 leverage (3)	6.97	6.84	6.43	2	8	6.97	6.43	8
Book value per common share	$21.71	$21.03	$19.25	3	13	$21.71	$19.25	13
Team members (active, full-time equivalent)	143,700	142,600	139,200	1	3	143,700	139,200	3
Common Stock Price
High	$59.86	$59.72	$53.71	—	11	$59.86	$53.71	11
Low	56.12	54.32	48.90	3	15	54.32	43.27	26
Period end	59.63	57.23	51.50	4	16	59.63	51.50	16

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2004, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $422 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at September 30, 2004. When we refer to “the Company”, “we”, “our” and “us” in this report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the Parent, we mean Wells Fargo & Company.

We continued to have double-digit earnings per share growth, with third quarter 2004 diluted earnings per share of $1.02, up 11% from a year ago, and net income of $1.75 billion, up 12% from a year ago. While third quarter 2004 revenue of $7.32 billion was flat, compared with a year ago, revenue grew 11% in businesses other than Wells Fargo Home Mortgage (Home Mortgage). Growth in these businesses was broad based, led by strong growth in consumer lending and deposits, small business banking, credit cards, debit cards and consumer finance. The lower revenue in Home Mortgage was due to a decline in mortgage originations driven by the increase in long-term rates from last year’s record lows. We continued to take advantage of unusually volatile markets in third quarter 2004 with repositioning actions resulting in $10 million of bond gains and $35 million of losses on loans, connected with the sale of approximately $4 billion of securities and adjustable rate mortgages following the big drop in long-term interest rates and narrowing of credit spreads. In addition, given the decline in long-term rates during the quarter, mortgage banking fees were reduced by $130 million, due primarily to the $211 million impairment valuation allowance for mortgage servicing rights (MSRs), offset by $81 million in net derivative gains.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that our average banking household now has 4.5 products with us, which we believe is among the highest, if not the highest, in our industry. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 27% and average core deposits up 10%, excluding mortgage escrow deposits.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by maintaining prudent credit policies and continuously examining our credit process. Despite the substantial loan growth we experienced in the last three years, nonperforming assets continued to trend lower and credit losses remained flat. In third quarter 2004, nonperforming loans and net charge-offs as a percentage of loans outstanding declined from the prior year. Asset quality improved in third quarter 2004 compared with a year ago, with net charge-offs down 4% and nonperforming assets (including nonaccrual loans and foreclosed assets) down 9%. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Wells Fargo Bank, N.A. is the only bank in the U.S. to be “Aaa” rated by Moody’s Investors Service, their highest rating. Our stockholder value has increased over time due to customer satisfaction, strong financial results and the prudent way we attempt to manage our business risks.

Our financial results included the following:

Net income for third quarter 2004 was $1.75 billion, up 12%, compared with $1.56 billion for third quarter 2003. Diluted earnings per share for third quarter 2004 were $1.02, up 11%, compared with $.92 for third quarter 2003. Return on average assets (ROA) increased to 1.66% for third quarter 2004 from 1.57% a year ago and return on average equity (ROE) increased to 19.34% from 18.88% a year ago.

Net income for the first nine months of 2004 was $5.23 billion, up 14%, compared with $4.58 billion for the first nine months of 2003. Diluted earnings per share for the first nine months of 2004 were $3.05, up 13%, compared with $2.70 for the first nine months of 2003. ROA was 1.72% in the first nine months of 2004, compared with 1.63% for the first nine months of 2003. ROE was 19.74% in the first nine months of 2004, compared with 19.42% for the first nine months of 2003.

Net interest income on a taxable-equivalent basis was $4.45 billion and $12.77 billion for the third quarter and first nine months of 2004, respectively, compared with $4.16 billion and $12.02 billion for the same periods of 2003. Net interest income for third quarter 2004 increased 7%, compared with the prior year. Despite the decline in mortgages held for sale from last year, earning assets were up 9%, due to the 27% growth in average commercial and commercial real estate and consumer loans. The net interest margin was 4.89% for both the third quarter and first nine months of 2004, compared with 5.01% and 5.12% for the same periods of 2003. The margin increased from 4.83% in second quarter 2004 to 4.89% in third quarter 2004, the first increase in the margin in 10 consecutive quarters, partly due to balance sheet repositioning activities taken in the last few quarters.

Noninterest income was $2.90 billion and $9.20 billion for the third quarter and first nine months of 2004, respectively, compared with $3.19 billion and $8.98 billion for the same periods of 2003. Excluding mortgage banking fee income, noninterest income increased 9% from third quarter 2003. The increase in fee income in our non-mortgage banking activities reflected improved business conditions and growth across the Company, with solid year-over-year growth in deposit, loan, credit card and debit card fees, and growth in the international, institutional investment, capital markets and Acordia insurance businesses. During third quarter 2004, $48 million of equity investment gains were realized compared with $58 million a year ago.

Revenue, the sum of net interest income and noninterest income, was $7.32 billion in third quarter 2004, essentially flat compared with $7.33 billion in third quarter 2003, reflecting the impact of lower revenue from Home Mortgage. Revenue increased 5% to $21.89 billion in the first nine months of 2004 from $20.95 billion in the first nine months of 2003.

Noninterest expense was $4.22 billion and $12.60 billion for the third quarter and first nine months of 2004, respectively, compared with $4.58 billion and $12.69 billion for the same periods of 2003. Home Mortgage expense in third quarter 2004 declined approximately $370 million from third quarter 2003 reflecting lower production and staffing costs.

During third quarter 2004, net charge-offs were $407 million, or .59% of average total loans (annualized), compared with $424 million, or .78%, during third quarter 2003. The provision for credit losses, which relates to loans and unfunded credit commitments, was $408 million and $1,252 million in the third quarter and first nine months of 2004, respectively, compared with $426 million and $1,258 million in the same periods of 2003. Effective September 30, 2004, we reclassified the portion of the allowance for loan losses related to commercial lending commitments and letters of credit, or $163 million, to other liabilities. The resulting allowance for credit losses (including both the allowance for loan losses and the reserve for unfunded credit commitments) was $3.95 billion, or 1.41% of total loans, at September 30, 2004, compared with $3.89 billion, or 1.54%, at December 31, 2003 and $3.85 billion, or 1.69%, at September 30, 2003.

At September 30, 2004, total nonaccrual loans were $1.38 billion, or .49% of total loans, compared with $1.46 billion, or .58%, at December 31, 2003 and $1.52 billion, or .66%, at September 30, 2003. Foreclosed assets were $190 million at September 30, 2004, compared with $198 million at December 31, 2003 and $196 million at September 30, 2003.

The ratio of stockholders’ equity to total assets was 8.70% at September 30, 2004, compared with 8.89% at December 31, 2003 and 8.27% at September 30, 2003. Our total risk-based capital (RBC) ratio at September 30, 2004 was 12.15% and our Tier 1 RBC ratio was 8.40%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at September 30, 2003 were 11.62% and 8.14%, respectively. Our Tier 1 leverage ratios were 6.97% and 6.43% at September 30, 2004 and September 30, 2003, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to plan sponsors that provide a benefit that is at least equivalent to Medicare. Specific authoritative guidance on the accounting for the federal subsidy has been issued through the Financial Accounting Standards Board (FASB) Staff Position 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was issued in May 2004. We adopted FSP 106-2 prospectively effective July 1, 2004 and the adoption did not have a material impact on either our accumulated postretirement benefit obligation or our net periodic postretirement benefit cost for third quarter 2004.

On December 12, 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor’s estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

On July 16, 2004, the FASB ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to Issue 02-14 (EITF 02-14), Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means. The EITF reached a consensus that an investor should apply the equity method of accounting when it has investments in either common stock or “in-substance common stock” of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. In-substance common stock, as defined in the consensus, is an investment that has risk and reward characteristics, among other factors, that are substantially the same as common stock. We adopted the consensus reached in EITF 02-14 during third quarter 2004 and the adoption did not have a material effect on our financial statements.

On October 13, 2004, the FASB ratified the consensus reached by the EITF at its September 29-30 and June 30-July 1 meetings with respect to Issue No. 04-8 (EITF 04-8), The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share. This consensus would require instruments with contingent conversion features that are based on the market price of an entity’s own stock, such as our Floating Rate Convertible Senior Debentures due 2033 (the debentures) in their current form, to be included in the computation of diluted earnings per share, even though the market price trigger has not been met. EITF 04-8 becomes effective for periods ending after December 15, 2004, and must be applied retroactively by restating any periods during which the instruments were outstanding. However, the determination of the dilutive effect upon adoption of EITF 04-8, if any, is based on the form of the instrument that exists at December 31, 2004.

According to the terms of the indenture related to the debentures, we have the right to elect to deliver, in lieu of common stock, cash or a combination of cash and common stock upon conversion of the debentures. However, the indenture currently prohibits us from paying cash upon a conversion of the debentures if an event of default, as defined in the indenture, has occurred and is continuing at that time. We are therefore seeking consents from holders of the debentures to amend the indenture to eliminate this prohibition. After effectiveness of the amendment, we will make an irrevocable election under the indenture before the end of 2004, that will obligate us to deliver, upon conversion of the debentures, (i) cash in an amount equal to the lesser of the conversion value of the debentures as determined under the indenture or the accreted principal amount of the debentures, and (ii) cash or common stock or a combination of cash and common stock for any conversion value of the debentures in excess of the accreted principal amount. As a result of these actions, none of the shares of the common stock underlying the debentures currently would be considered outstanding for purposes of calculating diluted earnings per share under EITF 04-8.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for loan losses, the valuation of mortgage servicing rights and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K).

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

Net interest income on a taxable-equivalent basis increased 7% to $4.45 billion in third quarter 2004 from $4.16 billion in third quarter 2003, primarily due to strong consumer loan growth, particularly in mortgage products. The benefit of this growth was partially offset by higher market funding costs, due to higher interest rates, and lower loan yields as new loans were added with yields below the existing portfolio average.

The net interest margin decreased to 4.89% in third quarter 2004 from 5.01% in third quarter 2003. The decline was primarily due to lower investment portfolio yields following maturities and prepayments of higher yielding mortgage-backed securities, and the addition of new consumer and commercial loans with yields below the existing portfolio average. These factors were partially offset by balance sheet repositioning actions taken in 2004.

Individual components of net interest income and the net interest margin are presented in the rate/yield table on pages 8 and 9.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30						,
	2004			2003
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$3,818	1.37%	$14	$2,514	.88%	$6
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,132	4.39	12	1,283	4.59	14
Securities of U.S. states and political subdivisions	3,586	7.85	67	2,442	8.92	51
Mortgage-backed securities:
Federal agencies	22,965	6.02	335	18,538	7.50	334
Private collateralized mortgage obligations	3,836	5.12	48	1,972	5.25	25

Total mortgage-backed securities	26,801	5.89	383	20,510	7.28	359
Other debt securities (4)	3,443	7.60	58	3,540	7.89	64

Total debt securities available for sale (4)	34,962	6.19	520	27,775	7.37	488
Mortgages held for sale (3)	34,844	5.61	490	69,786	5.18	906
Loans held for sale (3)	8,276	3.68	76	7,124	3.17	57
Loans:
Commercial and commercial real estate:
Commercial	49,517	5.61	698	46,947	6.04	714
Other real estate mortgage	29,025	5.37	391	25,635	5.33	343
Real estate construction	8,949	5.29	119	7,775	4.98	98
Lease financing	5,084	6.23	79	4,497	6.27	70

Total commercial and commercial real estate	92,575	5.53	1,287	84,854	5.74	1,225
Consumer:
Real estate 1-4 family first mortgage	88,689	5.54	1,231	57,817	5.31	770
Real estate 1-4 family junior lien mortgage	46,367	5.07	591	32,512	5.69	466
Credit card	8,948	12.00	269	7,683	12.11	233
Other revolving credit and installment	34,168	8.99	771	31,053	8.81	689

Total consumer	178,172	6.40	2,862	129,065	6.65	2,158
Foreign	3,508	14.24	124	2,262	18.01	102

Total loans (5)	274,255	6.21	4,273	216,181	6.41	3,485
Other	7,598	3.09	59	8,905	2.60	58

Total earning assets	$363,753	5.97	5,432	$332,285	6.02	5,000

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,017	.47	4	$2,592	.20	1
Market rate and other savings	124,090	.68	213	108,969	.61	166
Savings certificates	18,490	2.24	105	20,429	2.43	125
Other time deposits	36,089	1.47	133	27,633	1.11	78
Deposits in foreign offices	8,856	1.44	32	5,643	1.00	14

Total interest-bearing deposits	190,542	1.02	487	165,266	.92	384
Short-term borrowings	29,840	1.41	105	29,572	.96	72
Long-term debt	65,443	2.41	395	57,960	2.40	349
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—	3,525	3.64	32

Total interest-bearing liabilities	285,825	1.38	987	256,323	1.30	837
Portion of noninterest-bearing funding sources	77,928	—	—	75,962	—	—

Total funding sources	$363,753	1.08	987	$332,285	1.01	837

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.89%	$4,445		5.01%	$4,163

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,704			$13,642
Goodwill	10,431			9,817
Other	32,748			39,251

Total noninterest-earning assets	$55,883			$62,710

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$79,430			$83,695
Other liabilities	18,435			22,139
Stockholders’ equity	35,946			32,838
Noninterest-bearing funding sources used to fund earning assets	(77,928)			(75,962)

Net noninterest-bearing funding sources	$55,883			$62,710

TOTAL ASSETS	$419,636			$394,995

(1)	Our average prime rate was 4.42% and 4.00% for the quarters ended September 30, 2004 and 2003, respectively, and 4.14% and 4.16% for the nine months ended September 30, 2004 and 2003, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.75% and 1.13% for the quarters ended September 30, 2004 and 2003, respectively, and 1.39% and 1.23% for the nine months ended September 30, 2004 and 2003, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Nine months ended September 30						,
	2004			2003
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold and securities purchased under resale agreements	$3,021	1.13%	$26	$4,005	1.16%	$35
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,182	4.16	36	1,288	4.85	45
Securities of U.S. states and political subdivisions	3,460	7.90	196	2,183	8.92	136
Mortgage-backed securities:
Federal agencies	21,232	6.02	927	17,317	7.84	957
Private collateralized mortgage obligations	3,543	5.10	131	1,997	6.48	93

Total mortgage-backed securities	24,775	5.88	1,058	19,314	7.70	1,050
Other debt securities (4)	3,444	7.66	177	3,243	7.77	179

Total debt securities available for sale (4)	32,861	6.21	1,467	26,028	7.67	1,410
Mortgages held for sale (3)	32,226	5.35	1,294	64,609	5.33	2,585
Loans held for sale (3)	8,088	3.39	205	7,064	3.62	191
Loans:
Commercial and commercial real estate:
Commercial	48,515	5.71	2,074	47,146	6.13	2,164
Other real estate mortgage	28,472	5.24	1,116	25,561	5.50	1,052
Real estate construction	8,548	5.12	328	7,888	5.16	305
Lease financing	5,055	6.37	241	4,435	6.26	208

Total commercial and commercial real estate	90,590	5.54	3,759	85,030	5.86	3,729
Consumer:
Real estate 1-4 family first mortgage	88,140	5.36	3,539	51,147	5.65	2,164
Real estate 1-4 family junior lien mortgage	42,235	5.03	1,591	30,497	6.00	1,368
Credit card	8,599	11.89	767	7,514	12.14	684
Other revolving credit and installment	33,211	9.02	2,243	29,117	9.17	1,997

Total consumer	172,185	6.31	8,140	118,275	7.02	6,213
Foreign	2,901	15.91	346	2,126	18.10	289

Total loans (5)	265,676	6.15	12,245	205,431	6.65	10,231
Other	8,075	2.83	171	7,918	2.87	170

Total earning assets	$349,947	5.90	15,408	$315,055	6.23	14,622

FUNDING SOURCES
Deposits:
Interest-bearing checking	$2,997	.35	8	$2,512	.29	5
Market rate and other savings	121,048	.64	576	104,826	.68	533
Savings certificates	18,902	2.24	317	21,257	2.60	413
Other time deposits	29,510	1.25	275	25,052	1.24	233
Deposits in foreign offices	8,446	1.19	75	6,083	1.15	52

Total interest-bearing deposits	180,903	.92	1,251	159,730	1.03	1,236
Short-term borrowings	26,067	1.16	227	30,414	1.12	254
Long-term debt	66,976	2.31	1,160	52,141	2.61	1,020
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	—	3,210	3.69	88

Total interest-bearing liabilities	273,946	1.29	2,638	245,495	1.41	2,598
Portion of noninterest-bearing funding sources	76,001	—	—	69,560	—	—

Total funding sources	$349,947	1.01	2,638	$315,055	1.11	2,598

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.89%	$12,770		5.12%	$12,024

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,950			$13,551
Goodwill	10,412			9,803
Other	32,340			36,800

Total noninterest-earning assets	$55,702			$60,154

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$78,099			$77,446
Other liabilities	18,237			20,714
Stockholders’ equity	35,367			31,554
Noninterest-bearing funding sources used to fund earning assets	(76,001)			(69,560)

Net noninterest-bearing funding sources	$55,702			$60,154

TOTAL ASSETS	$405,649			$375,209

Average earning assets increased $31.5 billion to $363.8 billion in third quarter 2004 from $332.3 billion in third quarter 2003, due to an increase in average loans and debt securities available for sale, primarily offset by a decline in average mortgages held for sale. Loans averaged $274.3 billion in third quarter 2004, compared with $216.2 billion in third quarter 2003. Average mortgages held for sale decreased to $34.8 billion in third quarter 2004 from $69.8 billion in third quarter 2003, due to lower origination volume. Debt securities available for sale averaged $35.0 billion in third quarter 2004 and $27.8 billion in third quarter 2003.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 4% from a year ago. Average core deposits were $225.0 billion and $215.7 billion and funded 53.6% and 54.6% of our average total assets in third quarter 2004 and 2003, respectively. Average mortgage escrow deposits were $13.8 billion for third quarter 2004, down $10.4 billion from a year ago. Excluding mortgage escrow deposits, total average core deposits for third quarter 2004 grew $19.8 billion, or 10%, from a year ago. While average savings certificates of deposit declined to $18.5 billion in third quarter 2004 from $20.4 billion in third quarter 2003, average noninterest-bearing checking accounts and other core deposit categories increased from $195.3 billion in third quarter 2003 to $206.5 billion in third quarter 2004. Total average interest-bearing deposits increased to $190.5 billion in third quarter 2004 from $165.3 billion in third quarter 2003.

NONINTEREST INCOME

	Quarter			Nine months
	ended Sept. 30	,	%	ended Sept. 30	,	%
(in millions)	2004	2003	Change	2004	2003	Change

Service charges on deposit accounts	$644	$607	6%	$1,896	$1,747	9%
Trust and investment fees:
Trust, investment and IRA fees	366	348	5	1,124	995	13
Commissions and all other fees	142	156	(9)	449	438	3

Total trust and investment fees	508	504	1	1,573	1,433	10
Credit card fees	290	251	16	827	752	10
Other fees:
Cash network fees	47	48	(2)	136	136	—
Charges and fees on loans	236	199	19	671	565	19
All other	173	175	(1)	503	460	9

Total other fees	456	422	8	1,310	1,161	13
Mortgage banking:
Servicing fees, net of amortization and provision for impairment	(24)	(82)	(71)	603	(1,266)	—
Net gains on mortgage loan origination/sales activities	212	712	(70)	258	2,790	(91)
All other	74	143	(48)	209	353	(41)

Total mortgage banking	262	773	(66)	1,070	1,877	(43)
Operating leases	207	229	(10)	625	726	(14)
Insurance	264	252	5	928	807	15
Net gains (losses) on debt securities available for sale	10	(23)	—	(18)	16	—
Net gains (losses) from equity investments	48	58	(17)	224	(87)	—
Net gains on sales of loans	3	19	(84)	7	23	(70)
Net gains on dispositions of operations	—	—	—	2	27	(93)
All other	208	99	110	753	499	51

Total	$2,900	$3,191	(9)%	$9,197	$8,981	2%

Service charges on deposit accounts increased 6% and 9% for the third quarter and first nine months of 2004, respectively, from the same periods of 2003, due to growth in core deposit accounts and increased activity.

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2004, these assets totaled approximately $627 billion, up 15% from $544 billion at September 30, 2003. Generally, these fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 5% and 13% for the third quarter and first nine months of 2004, respectively, from the same periods of 2003, was primarily due to growth in assets, successful efforts to grow business, and modest fill-in acquisitions.

We expect to complete the pending acquisition of the mutual fund assets and institutional investment accounts from Strong Financial Corporation (Strong) at the end of this year or early next year. Based on values at September 30, 2004, we expect to acquire approximately $24 billion in mutual fund assets and approximately $6 billion in institutional investment accounts.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At September 30, 2004 and 2003, brokerage balances were approximately $79 billion and $75 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.

Credit card fees increased 16% and 10% for the third quarter and first nine months of 2004, respectively, from the same periods of 2003, predominantly due to an increase in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $262 million and $1,070 million in the third quarter and first nine months of 2004, compared with $773 million and $1,877 million in the same periods of 2003.

Net servicing fees reflected a net loss of $24 million and net gain of $603 million in the third quarter and first nine months of 2004, respectively, compared with net losses of $82 million and $1,266 million in the same periods of 2003. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and gains and losses from hedging activities, which are all influenced by both the level and direction of mortgage interest rates. The increase in net servicing fees in 2004 from the prior year reflected lower MSRs impairment and amortization, due to higher mortgage rates and a lower weighted-average note rate in the servicing portfolio. Amortization of MSRs was $411 million and $1,353 million in the third quarter and first nine months of 2004, respectively, compared with $572 million and $2,301 million in the same periods of 2003.

In third quarter 2004, the provision for MSRs impairment was $211 million, resulting from a declining rate environment during the quarter, compared with a reversal of provision of $238 million in third quarter 2003. The provision recorded in third quarter 2004 was offset by net derivative gains of $81 million, and the reversal of provision in third quarter 2003 was offset by net derivative losses of $206 million. For the first nine months of 2004, the provision for

MSRs impairment was $26 million compared with a provision of $974 million in 2003, offset by net derivative gains of $415 million and $752 million for the same periods. (For further discussion of hedge accounting for MSRs see Note 18 (Derivatives – Fair Value Hedges) to Financial Statements.)

Net gains on mortgage loan origination/sales activities were $212 million in third quarter 2004 and $258 million for the first nine months of 2004, compared with $712 million and $2,790 million, respectively, for the same periods of 2003. The lower level of net gains in 2004 compared with 2003 reflected a decline in mortgage origination volume and a decrease in margins, primarily due to an increase in mortgage rates and lower customer demand. Originations during third quarter 2004 declined to $68 billion from $161 billion in third quarter 2003. For the first nine months of 2004, originations declined to $229 billion from $399 billion in 2003.

See “Financial Review – Critical Accounting Policies – Mortgage Servicing Rights Valuation” in our 2003 Form 10-K for the method used to evaluate MSRs for impairment and to determine if such impairment is other-than-temporary.

Insurance revenue, approximately half of which was from the Acordia insurance business, was $264 million and $928 million in the third quarter and first nine months of 2004, respectively, compared with $252 million and $807 million in the same periods of 2003. The increase in insurance revenue for both periods, compared with the prior year, was due to increased demand for crop and commercial insurance products, as well as continued cross-selling of all insurance products.

Net gains (losses) on debt securities available for sale were a net gain of $10 million and a net loss of $18 million in the third quarter and first nine months of 2004, respectively, compared with a net loss of $23 million and a net gain of $16 million in the same periods of 2003. Net gains from equity investments were $48 million and $224 million in the third quarter and first nine months of 2004, respectively, compared with a net gain of $58 million and a net loss of $87 million in the same periods of 2003.

We routinely review our investment portfolios and recognize impairment write-downs based primarily on issuer-specific factors and results, and our intent to hold such securities. We also consider general economic and market conditions, including industries in which venture capital investments are made, and adverse changes affecting the availability of venture capital. We determine impairment based on all of the information available at the time of the assessment, but new information or economic developments in the future could result in recognition of additional impairment.

“All other” noninterest income for third quarter 2003 was offset by a $125 million loss on the early retirement of $1.8 billion of term debt that was previously issued at higher costs.

NONINTEREST EXPENSE

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2004	2003		Change	2004	2003		Change

Salaries	$1,383	$1,185		17%	$3,955	$3,481		14%
Incentive compensation	449	621		(28)	1,281	1,571		(18)
Employee benefits	390	374		4	1,273	1,143		11
Equipment	254	298		(15)	826	871		(5)
Net occupancy	309	283		9	907	867		5
Operating leases	158	175		(10)	469	541		(13)
Contract services	154	270		(43)	454	675		(33)
Outside professional services	165	122		35	440	345		28
Outside data processing	109	105		4	314	306		3
Advertising and promotion	113	98		15	315	274		15
Travel and entertainment	110	98		12	312	275		13
Telecommunications	73	92		(21)	216	256		(16)
Postage	63	94		(33)	201	265		(24)
Stationery and supplies	57	62		(8)	177	173		2
Charitable donations	7	197		(96)	24	216		(89)
Insurance	47	48		(2)	214	166		29
Operating losses	45	29		55	144	149		(3)
Security	40	41		(2)	120	125		(4)
Loss from debt extinguishment	—	—		—	176	—		—
Core deposit intangibles	33	35		(6)	101	107		(6)
All other	261	348		(25)	683	884		(23)

Total	$4,220	$4,575		(8)%	$12,602	$12,690		(1)%

Noninterest expense was $4.2 billion in third quarter 2004, down $355 million, or 8%, from $4.6 billion in third quarter 2003, mostly due to a reduction in Home Mortgage expense and the charitable donation made to the Wells Fargo Foundation in third quarter 2003, offset by higher salaries. Home Mortgage expense, predominantly incentive compensation and contract services, declined approximately $370 million from third quarter 2003 reflecting reduced production costs from lower volume.

We expect to incur approximately $65 million of integration expenses related to the Strong acquisition, with approximately $20 million (or approximately $.01 per share) in the fourth quarter of 2004. In 2005, we expect to incur total integration expenses of approximately $.02 per share, including the balance of the expenses related to the Strong acquisition and approximately $10 million related to the pending acquisition of First Community Capital Corporation.

INCOME TAXES

The effective tax rate for third quarter 2004 was 34.9%, compared with 33.1% for third quarter 2003, bringing the 2004 year-to-date effective tax rate up to 34.9% from 34.6% for the same period of 2003. The lower rate in third quarter 2003 was primarily due to the tax benefit derived from the Company’s third quarter 2003 donations of appreciated public equity securities to the Wells Fargo Foundation.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial.

Community Banking’s net income increased 17% to $1,246 million in third quarter 2004 from third quarter 2003 and increased 17% to $3,729 million for the first nine months of 2004 from the first nine months of 2003. Net interest income increased 6% to $3,173 million in third quarter 2004 from third quarter 2003, mostly due to growth in consumer loans, real estate 1-4 family loans and deposits, partially offset by lower mortgages held for sale. Average loans in Community Banking grew 30% and average core deposits grew 4% from third quarter 2003, or 11% excluding mortgage escrow deposits. The provision for credit losses decreased 7% to $199 million in third quarter 2004 from third quarter 2003, due to improved credit quality. Noninterest income for third quarter 2004 decreased 13% to $2,079 million from third quarter 2003, primarily due to lower mortgage revenue, partially offset by increases in fee income, including consumer loan fees, deposit service charges, insurance revenue, trust and investment fees and credit card fees. Noninterest expense decreased 13% to $3,143 million in third quarter 2004 from third quarter 2003, primarily due to lower mortgage production costs.

Wholesale Banking’s net income was $363 million in third quarter 2004, compared with $372 million in third quarter 2003. The decline reflected a lower net interest margin and an increase in noninterest expense. Net income increased 13% to $1,196 million for the first nine months of 2004 from the first nine months of 2003. The 2004 year-to-date results benefited from continued strength in asset-based lending and improved credit quality. The provision for credit losses decreased from $54 million in third quarter 2003 to $10 million in third quarter 2004, due to lower net charge-offs and a reduction in nonperforming assets. Noninterest expense increased 8% to $678 million in third quarter 2004 from third quarter 2003, partly due to higher salaries and benefit costs.

Wells Fargo Financial’s net income increased 13% to $137 million in third quarter 2004 from $121 million in third quarter 2003. Net income increased 14% to $378 million for the first nine months of 2004 from $332 million for the same period in 2003. Net interest income increased 19% to $715 million for third quarter 2004 and 22% to $2,039 million for the first nine months of 2004. For both periods, the increase was due to growth in average loans. The provision for credit losses increased by $40 million and $127 million in the third quarter and first nine months of 2004, respectively, compared with the same periods of 2003. The provision for credit losses of $50 million above net charge-offs for the first nine months of 2004 reflected the sustained growth of Wells Fargo Financial’s consumer portfolio. Noninterest expense increased 16% to $398 million in third quarter 2004 from third quarter 2003, primarily due to higher salaries and benefit costs, consistent with the 16% increase in team members.

For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between third quarter 2004 and year-end 2003 balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high quality federal agency debt securities. At September 30, 2004, we held $34.5 billion of debt securities available for sale, compared with $32.4 billion at December 31, 2003. We had a net unrealized gain on debt securities available for sale of $1.3 billion at September 30, 2004 and December 31, 2003. In addition, we held $574 million of marketable equity securities available for sale at September 30, 2004, and $582 million at December 31, 2003, with a net unrealized gain of $92 million and $188 million for the same periods.

The weighted-average expected maturity of debt securities available for sale was 5.1 years at September 30, 2004. Since 77% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2004	$26.8	$1.0	4.7 yrs.
At September 30, 2004, assuming a 200 basis point:
Increase in interest rates	24.6	(1.2)	6.5 yrs.
Decrease in interest rates	27.7	1.9	2.0 yrs.

See Note 3 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on pages 8 and 9; quarter-end balances are in Note 4 (Loans and Allowance for Credit Losses) to Financial Statements.

Loans averaged $274.3 billion in third quarter 2004, compared with $216.2 billion in third quarter 2003, an increase of 27%. Total loans at September 30, 2004 were $279.3 billion, compared with $253.1 billion at December 31, 2003, an increase of 10%. Average 1-4 family first mortgages and junior liens increased $30.9 billion and $13.9 billion, respectively, in third quarter 2004 compared with a year ago. Average commercial and commercial real estate loans increased $7.7 billion in third quarter 2004 compared with a year ago. Average mortgages held for sale decreased to $34.8 billion in third quarter 2004 from $69.8 billion a year ago, due to lower origination volume.

DEPOSITS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Noninterest-bearing	$79,090		$74,387		$77,175
Interest-bearing checking	2,687		2,735		2,506
Market rate and other savings	124,624		114,362		109,804
Savings certificates	18,545		19,787		19,937

Core deposits	224,946		211,271		209,422
Other time deposits	34,739		27,488		35,807
Deposits in foreign offices	9,102		8,768		6,207

Total deposits	$268,787		$247,527		$251,436

Average deposits increased $21.0 billion to $270.0 billion in third quarter 2004 from $249.0 billion in third quarter 2003, primarily due to growth in market rate and other savings deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2003 Form 10-K and Note 16 (Guarantees) to Financial Statements.

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

NONACCRUAL LOANS AND OTHER ASSETS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$382		$592		$713
Other real estate mortgage	258		285		267
Real estate construction	59		56		48
Lease financing	54		73		71

Total commercial and commercial real estate	753		1,006		1,099
Consumer:
Real estate 1-4 family first mortgage	360		274		258
Real estate 1-4 family junior lien mortgage	93		87		79
Other revolving credit and installment	155		88		78

Total consumer	608		449		415
Foreign	16		3		3

Total nonaccrual loans (1)	1,377		1,458		1,517
As a percentage of total loans	.49%		.58%		.66%
Foreclosed assets	190		198		196
Real estate investments (2)	2		6		6

Total nonaccrual loans and other assets	$1,569		$1,662		$1,719

(1)	Includes impaired loans of $453 million, $629 million and $681 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. (See Note 4 in this report and Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $4 million at September 30, 2004, and $9 million at December 31 and September 30, 2003.

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

The total of loans 90 days past due and still accruing was $2,564 million, $2,337 million and $690 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. At September 30, 2004 and December 31, 2003, the total included $1,817 million and $1,641 million, respectively, in advances pursuant to our servicing agreements to Government

National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Prior to clarifying guidance issued in 2003 as to classification as loans, GNMA advances were included in other assets.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Commercial and commercial real estate:
Commercial	$43		$87		$68
Other real estate mortgage	22		9		15
Real estate construction	5		6		8

Total commercial and commercial real estate	70		102		91
Consumer:
Real estate 1-4 family first mortgage	137		117		119
Real estate 1-4 family junior lien mortgage	37		31		31
Credit card	140		135		134
Other revolving credit and installment	363		311		315

Total consumer	677		594		599

Total	$747		$696		$690

Allowance for Credit Losses

The allowance for credit losses, which comprises the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio, including unfunded commitments, at the balance sheet date. We assume that our allowance as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values. The analysis of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is presented in Note 4 (Loans and Allowance for Credit Losses) to Financial Statements.

We consider the allowance for credit losses of $3.95 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded commitments, at September 30, 2004. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires management to make difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See “Financial Review – Critical Accounting Policies – Allowance for Loan Losses” in our 2003 Form 10-K. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 5 (Loans and Allowance for Loan Losses) to Financial Statements in our 2003 Form 10-K.

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

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, if we assume an increase of 375 basis points in the federal funds rate from its level at September 30, 2004 through the end of 2005 and an increase of 275 basis points in the 10 year Constant Maturity Treasury bond yield during the same period, estimated earnings at risk would be approximately 3% of our most likely 2005 earnings plan. The potential variances in any individual quarter can vary by more than that amount, depending on the actual path of interest rates. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2004 and December 31, 2003 are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:

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

In scenarios of sustained increases in long-term interest rates, origination fees may decline as refinancing activity slows. In such higher interest rate scenarios, the duration of the servicing portfolio may lengthen. In such circumstances, we may reduce periodic amortization of MSRs, and may recover some or all of the previously established valuation allowance.

Our MSRs totaled $7.8 billion, net of a valuation allowance of $1.8 billion, at September 30, 2004, and $6.9 billion, net of a valuation allowance of $1.9 billion, at December 31, 2003. The increase in MSRs was primarily due to the growth in the servicing portfolio resulting from originations and purchases. Our MSRs were 1.18% of mortgage loans serviced for others at September 30, 2004 and 1.15% at December 31, 2003.

Market Risk – Trading Activities

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives – transacted with customers or used to hedge capital market transactions with customers – are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2004 and December 31, 2003 are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one day VAR throughout third quarter 2004 was $15 million, with a lower bound of $14 million and an upper bound of $17 million.

Market Risk – Equity Markets

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors. The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1,548 million at September 30, 2004 and $1,714 million at December 31, 2003.

We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. At September 30, 2004, the fair value of marketable equity securities was $574 million and cost was $482 million, compared with $582 million and $394 million, respectively, at December 31, 2003.

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

During the third quarter and first nine months of 2004, the Parent issued a total of $6.9 billion and $14.1 billion, respectively, of senior and subordinated notes. Third quarter 2004 activity included issuance of $6 billion in senior debentures and $850 million in subordinated debt. At September 30, 2004, the Parent’s remaining issuance capacity under effective registration statements was $15.0 billion. We used the proceeds from securities issued in the first nine months of 2004 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. In October 2004, the Parent issued $500 million in senior notes. The Parent also issues commercial paper and has a $1 billion back-up credit facility.

Bank Note Program. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the third quarter and first nine months of 2004, Wells Fargo Bank, N.A. issued $500 million and $5.5 billion, respectively, in senior long-term notes. At September 30, 2004, the remaining issuance authority under the long-term portion was $9.4 billion.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) in senior debt. During third quarter 2004, WFFCC issued $400 million (Canadian) in senior debt, leaving, at September 30, 2004, a total of $900 million (Canadian) available for issuance. Wells Fargo Financial issued $400 million (Canadian) in private placements in September 2004.

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. During the first nine months of 2004, consolidated assets increased by $34 billion, or 9%.

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

During 2002, the Board of Directors authorized the repurchase of up to 50 million additional shares of our outstanding common stock. In April 2004, the Board authorized the repurchase of up to 25 million additional shares of common stock. During the first nine months of 2004, we repurchased approximately 34 million shares of our common stock. At September 30, 2004, the total remaining common stock repurchase authority under outstanding authorizations was approximately 18 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this report.) Total common stock dividend payments in the first nine months of 2004 were $2.3 billion. In July 2004, the Board of Directors authorized a quarterly common stock dividend of 48 cents per share, an increase of 3 cents per share, or 7%, from the prior quarter.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first nine months of 2004, retained earnings increased $2.7 billion, predominantly as a result of net income of $5.2 billion less dividends of $2.3 billion. In the first nine months of 2004, we issued $1.3 billion of common stock under various employee benefit and director plans and under our dividend reinvestment program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:

•	the expected integration costs relating to the Strong Financial Corporation asset and First Community Capital Corporation stock acquisitions and the expected time frame for incurring those costs;
•	the expected completion date of the Strong Financial Corporation asset acquisition;
•	future credit losses and nonperforming assets;
•	the future value of mortgage servicing rights;

•	the future value of equity securities, including those in our venture capital portfolios;
•	the impact of new accounting standards;
•	future gains from equity investments;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital; and
•	future amortization expense for intangible assets.

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

Three accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for loan losses, (2) the valuation of mortgage servicing rights, and (3) pension accounting. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided;
•	recognize significant provision for impairment of our mortgage servicing rights; or
•	significantly increase our pension liability.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2004, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Internal Control Over Financial Reporting

No change occurred during third quarter 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2004	2003		2004	2003

INTEREST INCOME
Securities available for sale	$496	$470		$1,398	$1,358
Mortgages held for sale	490	906		1,294	2,585
Loans held for sale	76	57		205	191
Loans	4,271	3,482		12,239	10,224
Other interest income	72	64		196	205

Total interest income	5,405	4,979		15,332	14,563

INTEREST EXPENSE
Deposits	487	384		1,251	1,236
Short-term borrowings	105	72		227	254
Long-term debt	395	349		1,160	1,020
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	32		—	88

Total interest expense	987	837		2,638	2,598

NET INTEREST INCOME	4,418	4,142		12,694	11,965
Provision for credit losses	408	426		1,252	1,258

Net interest income after provision for credit losses	4,010	3,716		11,442	10,707

NONINTEREST INCOME
Service charges on deposit accounts	644	607		1,896	1,747
Trust and investment fees	508	504		1,573	1,433
Credit card fees	290	251		827	752
Other fees	456	422		1,310	1,161
Mortgage banking	262	773		1,070	1,877
Operating leases	207	229		625	726
Insurance	264	252		928	807
Net gains (losses) on debt securities available for sale	10	(23)		(18)	16
Net gains (losses) from equity investments	48	58		224	(87)
Other	211	118		762	549

Total noninterest income	2,900	3,191		9,197	8,981

NONINTEREST EXPENSE
Salaries	1,383	1,185		3,955	3,481
Incentive compensation	449	621		1,281	1,571
Employee benefits	390	374		1,273	1,143
Equipment	254	298		826	871
Net occupancy	309	283		907	867
Operating leases	158	175		469	541
Other	1,277	1,639		3,891	4,216

Total noninterest expense	4,220	4,575		12,602	12,690

INCOME BEFORE INCOME TAX EXPENSE	2,690	2,332		8,037	6,998
Income tax expense	942	771		2,808	2,420

NET INCOME	$1,748	$1,561		$5,229	$4,578

NET INCOME APPLICABLE TO COMMON STOCK	$1,748	$1,560		$5,229	$4,575

EARNINGS PER COMMON SHARE	$1.03	$.93		$3.09	$2.73

DILUTED EARNINGS PER COMMON SHARE	$1.02	$.92		$3.05	$2.70

DIVIDENDS DECLARED PER COMMON SHARE	$.48	$.45		$1.38	$1.05

Average common shares outstanding	1,688.9	1,677.2		1,692.1	1,678.0

Diluted average common shares outstanding	1,708.7	1,693.9		1,712.7	1,692.6

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2004	2003	2003

ASSETS
Cash and due from banks	$13,249	$15,547	$15,423
Federal funds sold and securities purchased under resale agreements	3,869	2,745	2,692
Securities available for sale	35,121	32,953	30,260
Mortgages held for sale	30,783	29,027	55,328
Loans held for sale	8,434	7,497	7,310
Loans	279,310	253,073	228,137
Allowance for loan losses	(3,782)	(3,891)	(3,854)

Net loans	275,528	249,182	224,283

Mortgage servicing rights, net	7,768	6,906	5,765
Premises and equipment, net	3,722	3,534	3,517
Goodwill	10,431	10,371	9,849
Other assets	32,644	30,036	36,323

Total assets	$421,549	$387,798	$390,750

LIABILITIES
Noninterest-bearing deposits	$79,090	$74,387	$77,175
Interest-bearing deposits	189,697	173,140	174,261

Total deposits	268,787	247,527	251,436
Short-term borrowings	24,278	24,659	25,589
Accrued expenses and other liabilities	20,484	17,501	18,815
Long-term debt	71,320	63,642	58,992
Guaranteed preferred beneficial interests in Company’s subordinated debentures	—	—	3,585

Total liabilities	384,869	353,329	358,417

STOCKHOLDERS’ EQUITY
Preferred stock	325	214	319
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,767	9,643	9,532
Retained earnings	25,564	22,842	22,064
Cumulative other comprehensive income	914	938	572
Treasury stock – 46,042,180 shares, 38,271,651 shares and 59,314,051 shares	(2,436)	(1,833)	(2,785)
Unearned ESOP shares	(348)	(229)	(263)

Total stockholders’ equity	36,680	34,469	32,333

Total liabilities and stockholders’ equity	$421,549	$387,798	$390,750

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2002	1,685,906,507	$251	$2,894	$9,498	$19,355	$976	$(2,465)	$(190)	$30,319

Comprehensive income:
Net income					4,578				4,578
Other comprehensive income, net of tax:
Translation adjustments						20			20
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $22 million of net gains included in net income						(77)			(77)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $51 million of net losses on cash flow hedges included in net income						(347)			(347)

Total comprehensive income									4,174
Common stock issued	14,383,099			22	(102)		667		587
Common stock issued for acquisitions	129,475						6		6
Common stock repurchased	(27,327,815)						(1,289)		(1,289)
Preferred stock (260,200) issued to ESOP		260		19				(279)	—
Preferred stock released to ESOP				(14)				206	192
Preferred stock (191,774) converted to common shares	3,975,708	(192)		7			185		—
Preferred stock dividends					(3)				(3)
Common stock dividends					(1,764)				(1,764)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							111		111

Net change	(8,839,533)	68	—	34	2,709	(404)	(320)	(73)	2,014

BALANCE SEPTEMBER 30, 2003	1,677,066,974	$319	$2,894	$9,532	$22,064	$572	$(2,785)	$(263)	$32,333

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income:
Net income					5,229				5,229
Other comprehensive income, net of tax:
Translation adjustments						4			4
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $31 million of net gains included in net income						(16)			(16)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $131 million of net losses on cash flow hedges included in net income						(12)			(12)

Total comprehensive income									5,205
Common stock issued	22,079,043			93	(152)		1,104		1,045
Common stock issued for acquisitions	153,482			1			8		9
Common stock repurchased	(33,642,988)						(1,909)		(1,909)
Preferred stock (321,000) issued to ESOP		321		23				(344)	—
Preferred stock released to ESOP				(15)				225	210
Preferred stock (210,025) converted to common shares	3,639,934	(210)		22			188		—
Common stock dividends					(2,337)				(2,337)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							6		6
Other, net					(18)				(18)

Net change	(7,770,529)	111	—	124	2,722	(24)	(603)	(119)	2,211

BALANCE SEPTEMBER 30, 2004	1,690,338,845	$325	$2,894	$9,767	$25,564	$914	$(2,436)	$(348)	$36,680

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2004	2003

Cash flows from operating activities:
Net income	$5,229	$4,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,252	1,258
Provision for mortgage servicing rights in excess of fair value, net	26	974
Depreciation and amortization	2,519	3,515
Net gains on securities available for sale	(57)	(36)
Net gains on mortgage loan origination/sales activities	(258)	(2,790)
Net gains on sales of loans	(7)	(23)
Net losses on dispositions of premises and equipment	24	10
Net gains on dispositions of operations	(2)	(27)
Release of preferred shares to ESOP	210	192
Net decrease (increase) in trading assets	812	(112)
Net increase in deferred income taxes	491	718
Net increase in accrued interest receivable	(129)	(70)
Net increase (decrease) in accrued interest payable	64	(12)
Originations of mortgages held for sale	(169,112)	(334,504)
Proceeds from sales of mortgages held for sale	175,199	329,484
Principal collected on mortgages held for sale	1,295	2,632
Net increase in loans held for sale	(1,025)	(645)
Other assets, net	(404)	(3,522)
Other accrued expenses and liabilities, net	2,755	295

Net cash provided by operating activities	18,882	1,915

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	5,312	6,057
Proceeds from prepayments and maturities	7,108	10,225
Purchases	(15,080)	(19,117)
Net cash paid for acquisitions	(45)	(816)
Increase in banking subsidiaries’ loan originations, net of collections	(26,990)	(18,421)
Proceeds from sales (including participations) of loans by banking subsidiaries	972	1,259
Purchases (including participations) of loans by banking subsidiaries	(4,583)	(13,468)
Principal collected on nonbank entities’ loans	12,774	13,754
Loans originated by nonbank entities	(20,298)	(15,410)
Purchases of loans by nonbank entities	—	(3,682)
Proceeds from dispositions of operations	1	30
Proceeds from sales of foreclosed assets	228	206
Net decrease (increase) in federal funds sold and securities purchased under resale agreements	(1,124)	482
Net increase in mortgage servicing rights	(1,239)	(2,263)
Other, net	(3,295)	374

Net cash used by investing activities	(46,259)	(40,790)

Cash flows from financing activities:
Net increase in deposits	21,256	34,520
Net decrease in short-term borrowings	(381)	(7,857)
Proceeds from issuance of long-term debt	24,936	25,677
Repayment of long-term debt	(17,531)	(14,688)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	—	700
Proceeds from issuance of common stock	917	544
Repurchase of common stock	(1,909)	(1,289)
Payment of cash dividends on preferred and common stock	(2,337)	(1,767)
Other, net	128	638

Net cash provided by financing activities	25,079	36,478

Net change in cash and due from banks	(2,298)	(2,397)
Cash and due from banks at beginning of period	15,547	17,820

Cash and due from banks at end of period	$13,249	$15,423

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,702	$2,586
Income taxes	1,506	2,429
Noncash investing and financing activities:
Transfers from loans to foreclosed assets	$350	$375
Net transfers between mortgages held for sale and loans	9,936	282

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

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2004	2003		2004	2003

Net income, as reported	$1,748	$1,561		$5,229	$4,578
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1		2	2
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(36)	(47)		(236)	(150)

Net income, pro forma	$1,713	$1,515		$4,995	$4,430

Earnings per common share
As reported	$1.03	$.93		$3.09	$2.73
Pro forma	1.01	.90		2.95	2.64
Diluted earnings per common share
As reported	$1.02	$.92		$3.05	$2.70
Pro forma	1.00	.89		2.91	2.62

Total stock-based employee compensation was higher under the fair value method in the first nine months of 2004 compared with the first nine months of 2003. Stock options granted in our February 2004 grant, under our Long-Term Incentive Compensation Plan (the Plan), fully vested upon grant, resulting in full recognition of stock-based compensation expense for the 2004 annual grant under the fair value method in the table above. Stock options granted in our 2003, 2002 and 2001 annual grants under the Plan vest over a three-year period, and expense reflected in the table for these grants is recognized over the vesting period.

2. BUSINESS COMBINATIONS

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In the nine months ended September 30, 2004, we completed acquisitions of eight insurance brokerage businesses and one payroll services business with a total of approximately $67 million in assets.

At September 30, 2004, we had three pending business combinations, including the acquisition of mutual fund assets and institutional investment accounts from Strong Financial Corporation (Strong) and the acquisition of First Community Capital Corporation, a $550 million bank holding company located in Houston, Texas. Based on values at September 30, 2004, we expect to acquire approximately $24 billion in mutual fund assets and approximately $6 billion in institutional investment accounts from Strong.

Pending certain shareholder and regulatory approval, we expect to complete these transactions by early 2005.

3. SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity at September 30, 2004 or 2003.

	Sept. 30, 2004		Dec. 31, 2003		Sept. 30, 2003
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,076	$1,097	$1,252	$1,286	$1,190	$1,244
Securities of U.S. states and political subdivisions	3,448	3,651	3,175	3,346	2,601	2,757
Mortgage-backed securities:
Federal agencies	22,214	23,032	20,353	21,130	20,006	20,892
Private collateralized mortgage obligations (1)	3,588	3,723	3,056	3,154	1,827	1,908

Total mortgage-backed securities	25,802	26,755	23,409	24,284	21,833	22,800
Other	2,903	3,044	3,285	3,455	2,837	3,004

Total debt securities	33,229	34,547	31,121	32,371	28,461	29,805
Marketable equity securities	482	574	394	582	333	455

Total	$33,711	$35,121	$31,515	$32,953	$28,794	$30,260

(1)	Substantially all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

(in millions)	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003

Estimated unrealized gross gains	$1,454	$1,502	$1,542
Estimated unrealized gross losses	(44)	(64)	(76)

Estimated unrealized net gains	$1,410	$1,438	$1,466

The following table shows the realized net gains on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2004	2003		2004	2003

Realized gross gains	$28	$60		$147	$141
Realized gross losses (1)	(9)	(33)		(90)	(105)

Realized net gains	$19	$27		$57	$36

(1)	Includes other-than-temporary impairment of $1 million and $9 million for the third quarter and first nine months of 2004, respectively, and nil and $50 million for the third quarter and first nine months of 2003, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the major categories of loans outstanding is shown in the table below. Outstanding loan balances are net of unearned income, including net deferred loan fees, of $3,690 million, $3,430 million and $3,596 million, at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Commercial and commercial real estate:
Commercial	$50,750		$48,729		$47,720
Other real estate mortgage	29,406		27,592		25,723
Real estate construction	9,211		8,209		7,777
Lease financing	5,075		4,477		4,478

Total commercial and commercial real estate	94,442		89,007		85,698
Consumer:
Real estate 1-4 family first mortgage	87,587		83,535		66,760
Real estate 1-4 family junior lien mortgage	49,557		36,629		33,601
Credit card	9,439		8,351		7,836
Other revolving credit and installment	34,435		33,100		31,919

Total consumer	181,018		161,615		140,116
Foreign	3,850		2,451		2,323

Total loans	$279,310		$253,073		$228,137

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Impairment measurement based on:
Collateral value method	$294		$386		$385
Discounted cash flow method	159		243		296

Total (1)	$453		$629		$681

(1)	Of the balance of total impaired loans, $65 million, $59 million and $72 million had a related allowance for loan losses of $15 million, $8 million and $10 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

The average recorded investment in impaired loans during third quarter 2004 and 2003 was $478 million and $696 million, respectively, and $521 million and $676 million in the first nine months of 2004 and 2003, respectively.

The allowance for credit losses comprises the allowance for loan losses and the reserve for unfunded commitments. Changes in the allowance for credit losses were:

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30	,
(in millions)	2004	2003	2004	2003

Balance, beginning of period	$3,940	$3,853	$3,891	$3,819
Allowances related to business combinations/other	4	(1)	3	31
Provision for credit losses	408	426	1,252	1,258
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(98)	(136)	(321)	(437)
Other real estate mortgage	(4)	(12)	(18)	(23)
Real estate construction	(1)	(2)	(4)	(8)
Lease financing	(24)	(12)	(48)	(33)

Total commercial and commercial real estate	(127)	(162)	(391)	(501)
Consumer:
Real estate 1-4 family first mortgage	(14)	(11)	(38)	(31)
Real estate 1-4 family junior lien mortgage	(20)	(16)	(76)	(54)
Credit card	(109)	(109)	(337)	(337)
Other revolving credit and installment	(233)	(206)	(669)	(602)

Total consumer	(376)	(342)	(1,120)	(1,024)
Foreign	(37)	(29)	(95)	(74)

Total loan charge-offs	(540)	(533)	(1,606)	(1,599)

Loan recoveries:
Commercial and commercial real estate:
Commercial	31	31	117	106
Other real estate mortgage	8	2	14	7
Real estate construction	3	2	5	11
Lease financing	7	2	19	5

Total commercial and commercial real estate	49	37	155	129
Consumer:
Real estate 1-4 family first mortgage	1	3	4	8
Real estate 1-4 family junior lien mortgage	6	5	17	12
Credit card	15	13	45	38
Other revolving credit and installment	56	46	167	145

Total consumer	78	67	233	203
Foreign	6	5	17	13

Total loan recoveries	133	109	405	345

Net loan charge-offs	(407)	(424)	(1,201)	(1,254)

Balance, end of period	$3,945	$3,854	$3,945	$3,854

Components:
Allowance for loan losses	$3,782	$3,854	$3,782	$3,854
Reserve for unfunded credit commitments (1)	163	—	163	—

Allowance for credit losses	$3,945	$3,854	$3,945	$3,854

Net loan charge-offs (annualized) as a percentage of average total loans	.59%	.78%	.60%	.82%
Allowance for loan losses as a percentage of total loans	1.35	1.69	1.35	1.69
Allowance for credit losses as a percentage of total loans	1.41	1.69	1.41	1.69

(1)	Effective September 30, 2004, we reclassified the portion of the allowance for loan losses related to commercial lending commitments and letters of credit, or $163 million, to other liabilities.

5. OTHER ASSETS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2004		2003		2003

Trading assets	$8,107		$8,919		$10,279
Accounts receivable	2,548		2,456		3,709
Nonmarketable equity investments:
Private equity investments	1,548		1,714		1,713
Federal bank stock	1,693		1,765		1,691
All other	1,824		1,542		1,600

Total nonmarketable equity investments	5,065		5,021		5,004
Operating lease assets	3,547		3,448		3,654
Interest receivable	1,416		1,287		1,209
Core deposit intangibles	636		737		761
Interest-earning deposits	1,160		988		608
Foreclosed assets	190		198		196
Due from customers on acceptances	165		137		161
Other	9,810		6,845		10,742

Total other assets	$32,644		$30,036		$36,323

Trading assets are predominantly securities, including corporate debt, U.S. government agency obligations and the fair value of derivatives held for customer accommodation purposes.

Income related to trading assets and nonmarketable equity investments was:

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30	,
(in millions)	2004	2003		2004	2003

Trading assets:
Interest income	$38	$37		$111	$109

Noninterest income	$94	$104		$338	$346

Nonmarketable equity investments:
Net gains (losses) from private equity investments	$39	$8		$149	$(107)
Net gains (losses) from all other nonmarketable equity investments	(20)	18		14	4

Net gains (losses) from nonmarketable equity investments	$19	$26		$163	$(103)

6. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization was:

	September 30				,
	2004		2003
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$18,531	$8,964	$14,756	$7,167
Core deposit intangibles	2,426	1,790	2,415	1,654
Other	402	291	387	273

Total amortized intangible assets	$21,359	$11,045	$17,558	$9,094

Unamortized intangible asset (trademark)	$14		$14

(1)	The valuation allowance was $1,799 million at September 30, 2004 and $1,824 million at September 30, 2003. The carrying value of mortgage servicing rights was $7,768 million at September 30, 2004 and $5,765 million at September 30, 2003.

As of September 30, 2004, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Nine months ended September 30, 2004 (actual)	$1,353	$101	$18	$1,472

Estimate for year ended December 31,
2004	$1,810	$133	$24	$1,967
2005	1,685	123	20	1,828
2006	1,301	110	17	1,428
2007	1,047	100	15	1,162
2008	877	92	14	983
2009	727	85	12	824

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of September 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at September 30, 2004. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

7. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis.

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2002	$6,743	$2,667	$343	$9,753
Goodwill from business combinations	31	60	—	91
Foreign currency translation adjustments	—	—	5	5

September 30, 2003	$6,774	$2,727	$348	$9,849

December 31, 2003	$7,286	$2,735	$350	$10,371
Goodwill from business combinations	2	57	—	59
Foreign currency translation adjustments	—	—	1	1

September 30, 2004	$7,288	$2,792	$351	$10,431

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting are:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

September 30, 2003	$2,927	$777	$348	$5,797	$9,849

September 30, 2004	$3,441	$842	$351	$5,797	$10,431

8. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S SUBORDINATED DEBENTURES

We have wholly-owned trusts (the Trusts) that were formed to issue trust preferred securities and related common securities of the Trusts. At December 31, 2003, as a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, we deconsolidated the Trusts. The $3.8 billion of junior subordinated debentures issued by the Company to the Trusts were reflected as long-term debt in the consolidated balance sheet at December 31, 2003. The common stock issued by the Trusts was recorded in other assets in the consolidated balance sheet at December 31, 2003. Because the Trusts are (1) wholly-owned finance subsidiary issuers of securities, have no operating histories or independent operations and are not engaged in and do not propose to engage in any activity other than holding as trust assets the corresponding junior subordinated debentures of Wells Fargo and issuing the trust securities, and (2) the securities were fully and unconditionally guaranteed by the parent company, the Trusts will not file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Payments on the junior subordinated debentures are generally made from cash provided by operating activities, which includes dividends received from subsidiaries. See Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements in our 2003 Form 10-K for a discussion of certain federal and state regulatory limitations on dividends.

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

The subordinated debentures issued to the Trusts, less the common securities of the Trusts, equals the amount of trust preferred securities outstanding, and continued to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board. Information with respect to the Trusts is as follows:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
($ in millions)	2004		2003		2003

Company’s junior subordinated debentures	$4,280		$3,768		$3,696

Trust common securities	$128		$113		$111
Trust preferred securities	4,152		3,655		3,585

	$4,280		$3,768		$3,696

Number of Trusts	14		13		11

9. PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2004		2003		2003		2004		2003		2003		Minimum	Maximum
Adjustable-Rate Cumulative, Series B (1)	—		—		1,460,000		$—		$—		$73		5.50%	10.50%
ESOP Cumulative Convertible (2)
2004	125,629		—		—		126		—		—		8.50	9.50
2003	64,713		68,238		85,324		65		68		85		8.50	9.50
2002	50,294		53,641		56,741		50		54		57		10.50	11.50
2001	37,379		40,206		42,606		37		40		43		10.50	11.50
2000	26,962		29,492		32,092		27		30		32		11.50	12.50
1999	9,922		11,032		12,532		10		11		13		10.30	11.30
1998	3,485		4,075		4,875		3		4		5		10.75	11.75
1997	3,706		4,081		5,481		4		4		5		9.50	10.50
1996	2,682		2,927		4,327		3		3		4		8.50	9.50
1995	303		408		2,008		—		—		2		10.00	10.00

Total preferred stock	325,075		214,100		1,705,986		$325		$214		$319

Unearned ESOP shares (3)							$(348)		$(229)		$(263)

(1)	On November 15, 2003, all shares were redeemed at the stated liquidation price of $50 plus accrued dividends.
(2)	Liquidation preference $1,000.
(3)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

In the fourth quarter of 2004, the Company anticipates contributing approximately $535 million to the Cash Balance Plan. As of September 30, 2004, the Company contributed $11 million to another of its qualified defined benefit retirement plans.

The components of the net periodic benefit cost were:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended September 30,	2004			2003

Service cost	$42	$5	$3	$41	$5	$3
Interest cost	54	4	11	52	4	11
Expected return on plan assets	(81)	—	(6)	(68)	—	(4)
Recognized net actuarial loss (gain)(1)	13	1	1	21	2	(1)
Amortization of prior service cost	(3)	(1)	—	4	—	—
Settlement	(1)	1	—	—	—	—

Net periodic benefit cost	$24	$10	$9	$50	$11	$9

Nine months ended September 30,
Service cost	$127	$17	$11	$123	$16	$11
Interest cost	161	10	33	156	11	32
Expected return on plan assets	(244)	—	(17)	(206)	—	(13)
Recognized net actuarial loss (gain)(1)	38	1	3	64	5	(2)
Amortization of prior service cost	(3)	(1)	(1)	12	—	(1)
Amortization of unrecognized transition asset	—	—	1	—	—	—
Settlement	—	2	—	—	—	—

Net periodic benefit cost	$79	$29	$30	$149	$32	$27

(1)	Net actuarial loss (gain) is generally amortized over five years.

11. EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions, except per share amounts)	2004	2003		2004	2003

Net income	$1,748	$1,561		$5,229	$4,578
Less: Preferred stock dividends	—	1		—	3

Net income applicable to common stock (numerator)	$1,748	$1,560		$5,229	$4,575

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,688.9	1,677.2		1,692.1	1,678.0

Per share	$1.03	$.93		$3.09	$2.73

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,688.9	1,677.2		1,692.1	1,678.0
Add: Stock options	19.4	16.3		20.2	14.2
Restricted share rights	.4	.4		.4	.4

Diluted average common shares outstanding (denominator)	1,708.7	1,693.9		1,712.7	1,692.6

Per share	$1.02	$.92		$3.05	$2.70

At September 30, 2004 and 2003, options to purchase 3.4 million and 34.7 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

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

Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, Canada, Mexico and in the Caribbean. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.

The Other Column consists of Corporate level investment activities and balances and unallocated goodwill held at the enterprise level. This column also includes separately identified transactions recorded at the enterprise level for management reporting.

(income/expense in millions,	Community		Wholesale		Wells Fargo				Consolidated
average balances in billions)	Banking		Banking		Financial		Other (2)		Company
Quarter ended September 30,	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Net interest income (1)	$3,173	$2,990	$531	$556	$715	$599	$(1)	$(3)	$4,418	$4,142
Provision for credit losses	199	213	10	54	199	159	—	—	408	426
Noninterest income	2,079	2,379	723	707	93	97	5	8	2,900	3,191
Noninterest expense	3,143	3,603	678	629	398	343	1	—	4,220	4,575

Income before income tax expense	1,910	1,553	566	580	211	194	3	5	2,690	2,332
Income tax expense	664	488	203	208	74	73	1	2	942	771

Net income	$1,246	$1,065	$363	$372	$137	$121	$2	$3	$1,748	$1,561

Average loans	$189.9	$146.0	$53.7	$49.0	$30.7	$21.2	$—	$—	$274.3	$216.2
Average assets	303.7	290.2	77.4	75.7	32.5	22.9	6.0	6.2	419.6	395.0
Average core deposits	199.6	191.8	25.3	23.8	.1	.1	—	—	225.0	215.7
Nine months ended September 30,
Net interest income (1)	$9,008	$8,633	$1,652	$1,667	$2,039	$1,672	$(5)	$(7)	$12,694	$11,965
Provision for credit losses	626	656	51	154	575	448	—	—	1,252	1,258
Noninterest income	6,578	6,674	2,271	2,015	279	283	69	9	9,197	8,981
Noninterest expense	9,263	9,830	2,010	1,885	1,151	973	178	2	12,602	12,690

Income (loss) before income tax expense (benefit)	5,697	4,821	1,862	1,643	592	534	(114)	—	8,037	6,998
Income tax expense (benefit)	1,968	1,638	666	580	214	202	(40)	—	2,808	2,420

Net income (loss)	$3,729	$3,183	$1,196	$1,063	$378	$332	$(74)	$—	$5,229	$4,578

Average loans	$185.4	$136.7	$52.0	$49.4	$28.3	$19.3	$—	$—	$265.7	$205.4
Average assets	293.4	271.8	76.3	76.1	29.9	21.1	6.0	6.2	405.6	375.2
Average core deposits	195.6	184.1	25.3	21.8	.1	.1	—	—	221.0	206.0

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The other income and expense items principally relate to Corporate level equity investment activities, and other separately identified transactions recorded at the enterprise level, including, for the nine months ended September 30, 2004, a $176 million loss on debt extinguishment. Average assets principally comprise unallocated goodwill held at the enterprise level.

13. VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Substantially all of these entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $6 billion in total assets at September 30, 2004 and $5 billion at December 31, 2003. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against us.

We hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $3 billion in total assets at September 30, 2004 and $2 billion at December 31, 2003. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $700 million at September 30, 2004 and $450 million at December 31, 2003.

14. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter			Nine months
	ended September 30		,	ended September 30		,
(in millions)	2004	2003		2004	2003

Servicing fees, net of amortization and provision for impairment	$(24)	$(82)		$603	$(1,266)
Net gains on mortgage loan origination/ sales activities	212	712		258	2,790
All other	74	143		209	353

Total mortgage banking noninterest income	$262	$773		$1,070	$1,877

Each quarter, we evaluate mortgage servicing rights (MSRs) for possible impairment based on the difference between the carrying amount and current fair value of the MSRs. If a temporary impairment exists, we establish a valuation allowance for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. We have a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals. (See Note 1 (Summary of Significant Accounting Policies – Transfer and Servicing of Financial Assets) to Financial Statements in our 2003 Form 10-K for additional discussion of our policy for valuation of MSRs.)

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

This table summarizes the changes in mortgage servicing rights:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2004	2003	2004	2003

Mortgage servicing rights:
Balance, beginning of period	$10,100	$6,375	$8,848	$6,677
Originations (1)	465	1,377	1,400	2,872
Purchases (1)	261	874	995	1,730
Amortization	(411)	(572)	(1,353)	(2,301)
Write-down	—	(492)	(169)	(1,338)
Other (includes changes in mortgage servicing rights due to hedging)	(848)	27	(154)	(51)

Balance, end of period	$9,567	$7,589	$9,567	$7,589

Valuation allowance:
Balance, beginning of period	$1,588	$2,554	$1,942	$2,188
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	211	(238)	26	974
Write-down of mortgage servicing rights	—	(492)	(169)	(1,338)

Balance, end of period	$1,799	$1,824	$1,799	$1,824

Mortgage servicing rights, net	$7,768	$5,765	$7,768	$5,765

Ratio of mortgage servicing rights to related loans serviced for others	1.18%	1.03%	1.18%	1.03%

(1)	Based on September 30, 2004 assumptions, the weighted-average amortization period for mortgage servicing rights added during the third quarter and first nine months of 2004 was approximately 4.3 years and 4.9 years, respectively.

The components of the managed servicing portfolio were:

	September 30		,
(in billions)	2004	2003

Loans serviced for others	$659	$560
Owned loans serviced (portfolio and held for sale)	118	121

Total owned servicing	777	681
Sub-servicing	32	18

Total managed servicing portfolio	$809	$699

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

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,200	$—	$—	$(1,200)	$—
Nonbank	—	—	—	—	—
Interest income from loans	—	915	3,356	—	4,271
Interest income from subsidiaries	308	—	—	(308)	—
Other interest income	22	21	1,091	—	1,134

Total interest income	1,530	936	4,447	(1,508)	5,405

Short-term borrowings	30	11	113	(49)	105
Long-term debt	224	283	93	(205)	395
Other interest expense	—	—	487	—	487

Total interest expense	254	294	693	(254)	987

NET INTEREST INCOME	1,276	642	3,754	(1,254)	4,418
Provision for credit losses	—	211	197	—	408

Net interest income after provision for credit losses	1,276	431	3,557	(1,254)	4,010

NONINTEREST INCOME
Fee income – nonaffiliates	—	58	1,840	—	1,898
Other	23	77	923	(21)	1,002

Total noninterest income	23	135	2,763	(21)	2,900

NONINTEREST EXPENSE
Salaries and benefits	1	237	1,984	—	2,222
Other	12	171	1,873	(58)	1,998

Total noninterest expense	13	408	3,857	(58)	4,220

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,286	158	2,463	(1,217)	2,690
Income tax expense	12	56	874	—	942
Equity in undistributed income of subsidiaries	474	—	—	(474)	—

NET INCOME	$1,748	$102	$1,589	$(1,691)	$1,748

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,041	$—	$—	$(1,041)	$—
Nonbank	100	—	—	(100)	—
Interest income from loans	—	731	2,751	—	3,482
Interest income from subsidiaries	155	—	—	(155)	—
Other interest income	20	19	1,458	—	1,497

Total interest income	1,316	750	4,209	(1,296)	4,979

Short-term borrowings	19	18	92	(57)	72
Long-term debt	145	199	85	(80)	349
Other interest expense	—	—	416	—	416

Total interest expense	164	217	593	(137)	837

NET INTEREST INCOME	1,152	533	3,616	(1,159)	4,142
Provision for credit losses	—	219	207	—	426

Net interest income after provision for credit losses	1,152	314	3,409	(1,159)	3,716

NONINTEREST INCOME
Fee income – nonaffiliates	—	55	1,729	—	1,784
Other	35	51	1,342	(21)	1,407

Total noninterest income	35	106	3,071	(21)	3,191

NONINTEREST EXPENSE
Salaries and benefits	37	188	1,955	—	2,180
Other	(45)	139	2,340	(39)	2,395

Total noninterest expense	(8)	327	4,295	(39)	4,575

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,195	93	2,185	(1,141)	2,332
Income tax expense	30	35	706	—	771
Equity in undistributed income of subsidiaries	396	—	—	(396)	—

NET INCOME	$1,561	$58	$1,479	$(1,537)	$1,561

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,701	$—	$—	$(2,701)	$—
Nonbank	264	—	—	(264)	—
Interest income from loans	—	2,576	9,663	—	12,239
Interest income from subsidiaries	746	—	—	(746)	—
Other interest income	67	61	2,965	—	3,093

Total interest income	3,778	2,637	12,628	(3,711)	15,332

Short-term borrowings	69	25	301	(168)	227
Long-term debt	579	791	283	(493)	1,160
Other interest expense	—	—	1,251	—	1,251

Total interest expense	648	816	1,835	(661)	2,638

NET INTEREST INCOME	3,130	1,821	10,793	(3,050)	12,694
Provision for credit losses	—	605	647	—	1,252

Net interest income after provision for credit losses	3,130	1,216	10,146	(3,050)	11,442

NONINTEREST INCOME
Fee income – nonaffiliates	—	167	5,439	—	5,606
Other	82	162	3,401	(54)	3,591

Total noninterest income	82	329	8,840	(54)	9,197

NONINTEREST EXPENSE
Salaries and benefits	30	686	5,793	—	6,509
Other	71	554	5,608	(140)	6,093

Total noninterest expense	101	1,240	11,401	(140)	12,602

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,111	305	7,585	(2,964)	8,037
Income tax expense (benefit)	(17)	108	2,717	—	2,808
Equity in undistributed income of subsidiaries	2,101	—	—	(2,101)	—

NET INCOME	$5,229	$197	$4,868	$(5,065)	$5,229

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,831	$—	$—	$(2,831)	$—
Nonbank	820	—	—	(820)	—
Interest income from loans	2	2,038	8,184	—	10,224
Interest income from subsidiaries	390	—	—	(390)	—
Other interest income	55	57	4,227	—	4,339

Total interest income	4,098	2,095	12,411	(4,041)	14,563

Short-term borrowings	61	62	323	(192)	254
Long-term debt	406	511	255	(152)	1,020
Other interest expense	—	—	1,324	—	1,324

Total interest expense	467	573	1,902	(344)	2,598

NET INTEREST INCOME	3,631	1,522	10,509	(3,697)	11,965
Provision for credit losses	—	549	709	—	1,258

Net interest income after provision for credit losses	3,631	973	9,800	(3,697)	10,707

NONINTEREST INCOME
Fee income – nonaffiliates	—	155	4,938	—	5,093
Other	110	160	3,680	(62)	3,888

Total noninterest income	110	315	8,618	(62)	8,981

NONINTEREST EXPENSE
Salaries and benefits	104	527	5,564	—	6,195
Other	(1)	398	6,206	(108)	6,495

Total noninterest expense	103	925	11,770	(108)	12,690

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,638	363	6,648	(3,651)	6,998
Income tax expense (benefit)	(43)	137	2,326	—	2,420
Equity in undistributed income of subsidiaries	897	—	—	(897)	—

NET INCOME	$4,578	$226	$4,322	$(4,548)	$4,578

Condensed Consolidating Balance Sheet

	September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$10,525	$130	$—	$(10,655)	$—
Nonaffiliates	244	214	16,660	—	17,118
Securities available for sale	1,406	1,823	31,897	(5)	35,121
Mortgages and loans held for sale	—	27	39,190	—	39,217
Loans	1	31,243	248,066	—	279,310
Loans to nonbank subsidiaries	34,929	868	—	(35,797)	—
Allowance for loan losses	—	(931)	(2,851)	—	(3,782)

Net loans	34,930	31,180	245,215	(35,797)	275,528

Investments in subsidiaries:
Bank	34,694	—	—	(34,694)	—
Nonbank	4,200	—	—	(4,200)	—
Other assets	4,071	738	50,275	(519)	54,565

Total assets	$90,070	$34,112	$383,237	$(85,870)	$421,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$85	$279,357	$(10,655)	$268,787
Short-term borrowings	255	4,177	30,647	(10,801)	24,278
Accrued expenses and other liabilities	2,028	1,136	18,671	(1,351)	20,484
Long-term debt	49,113	26,405	18,140	(22,338)	71,320
Indebtedness to subsidiaries	1,994	—	—	(1,994)	—

Total liabilities	53,390	31,803	346,815	(47,139)	384,869
Stockholders’ equity	36,680	2,309	36,422	(38,731)	36,680

Total liabilities and stockholders’ equity	$90,070	$34,112	$383,237	$(85,870)	$421,549

Condensed Consolidating Balance Sheet

	September 30, 2003
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$4,922	$24	$—	$(4,946)	$—
Nonaffiliates	233	158	17,724	—	18,115
Securities available for sale	1,093	1,663	27,511	(7)	30,260
Mortgages and loans held for sale	—	—	62,638	—	62,638
Loans	1	21,718	206,418	—	228,137
Loans to nonbank subsidiaries	23,856	802	—	(24,658)	—
Allowance for loan losses	—	(753)	(3,101)	—	(3,854)

Net loans	23,857	21,767	203,317	(24,658)	224,283

Investments in subsidiaries:
Bank	32,684	—	—	(32,684)	—
Nonbank	3,777	—	—	(3,777)	—
Other assets	2,831	737	52,596	(710)	55,454

Total assets	$69,397	$24,349	$363,786	$(66,782)	$390,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$107	$256,288	$(4,959)	$251,436
Short-term borrowings	786	4,597	31,702	(11,496)	25,589
Accrued expenses and other liabilities	1,399	970	20,423	(3,977)	18,815
Long-term debt	30,253	16,574	20,538	(8,373)	58,992
Indebtedness to subsidiaries	1,976	—	—	(1,976)	—
Guaranteed preferred beneficial interests in Company’s subordinated debentures	2,650	—	935	—	3,585

Total liabilities	37,064	22,248	329,886	(30,781)	358,417
Stockholders’ equity	32,333	2,101	33,900	(36,001)	32,333

Total liabilities and stockholders’ equity	$69,397	$24,349	$363,786	$(66,782)	$390,750

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2004
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,974	$1,052	$14,856	$18,882

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	68	157	5,087	5,312
Proceeds from prepayments and maturities	143	120	6,845	7,108
Purchases	(170)	(417)	(14,493)	(15,080)
Net cash paid for acquisitions	—	—	(45)	(45)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(26,990)	(26,990)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	972	972
Purchases (including participations) of loans by banking subsidiaries	—	—	(4,583)	(4,583)
Principal collected on nonbank entities’ loans	—	12,583	191	12,774
Loans originated by nonbank entities	—	(20,238)	(60)	(20,298)
Net advances to nonbank entities	945	—	(945)	—
Capital notes and term loans made to subsidiaries	(10,174)	—	10,174	—
Principal collected on notes/loans made to subsidiaries	496	—	(496)	—
Net decrease (increase) in investment in subsidiaries	(351)	—	351	—
Other, net	—	(99)	(5,330)	(5,429)

Net cash used by investing activities	(9,043)	(7,894)	(29,322)	(46,259)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	(24)	21,280	21,256
Net increase (decrease) in short-term borrowings	(751)	(802)	1,172	(381)
Proceeds from issuance of long-term debt	16,544	11,483	(3,091)	24,936
Repayment of long-term debt	(2,431)	(3,632)	(11,468)	(17,531)
Proceeds from issuance of common stock	917	—	—	917
Repurchase of common stock	(1,909)	—	—	(1,909)
Payment of cash dividends on common stock	(2,337)	—	—	(2,337)
Other, net	—	—	128	128

Net cash provided by financing activities	10,033	7,025	8,021	25,079

Net change in cash and due from banks	3,964	183	(6,445)	(2,298)
Cash and due from banks at beginning of period	6,805	161	8,581	15,547

Cash and due from banks at end of period	$10,769	$344	$2,136	$13,249

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2003
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$3,866	$1,057	$(3,008)	$1,915

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	138	309	5,610	6,057
Proceeds from prepayments and maturities	128	178	9,919	10,225
Purchases	(333)	(612)	(18,172)	(19,117)
Net cash paid for acquisitions	(33)	(600)	(183)	(816)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(18,421)	(18,421)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	1,259	1,259
Purchases (including participations) of loans by banking subsidiaries	—	—	(13,468)	(13,468)
Principal collected on nonbank entities’ loans	3,683	9,622	449	13,754
Loans originated by nonbank entities	—	(14,842)	(568)	(15,410)
Purchases of loans by nonbank entities	(3,682)	—	—	(3,682)
Net advances to nonbank entities	(1,042)	—	1,042	—
Capital notes and term loans made to subsidiaries	(11,225)	—	11,225	—
Principal collected on notes/loans made to subsidiaries	3,583	—	(3,583)	—
Net decrease (increase) in investment in subsidiaries	37	—	(37)	—
Other, net	—	85	(1,256)	(1,171)

Net cash used by investing activities	(8,746)	(5,860)	(26,184)	(40,790)

Cash flows from financing activities:
Net increase in deposits	—	19	34,501	34,520
Net decrease in short-term borrowings	(1,502)	(1,057)	(5,298)	(7,857)
Proceeds from issuance of long-term debt	13,553	7,976	4,148	25,677
Repayment of long-term debt	(3,364)	(1,648)	(9,676)	(14,688)
Proceeds from issuance of guaranteed preferred beneficial interests in Company’s subordinated debentures	700	—	—	700
Proceeds from issuance of common stock	544	—	—	544
Repurchase of common stock	(1,289)	—	—	(1,289)
Payment of cash dividends on preferred and common stock	(1,767)	(600)	600	(1,767)
Other, net	—	—	638	638

Net cash provided by financing activities	6,875	4,690	24,913	36,478

Net change in cash and due from banks	1,995	(113)	(4,279)	(2,397)
Cash and due from banks at beginning of period	3,160	295	14,365	17,820

Cash and due from banks at end of period	$5,155	$182	$10,086	$15,423

16. GUARANTEES

Significant guarantees that we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obliged to make payment if a customer defaults. Standby letters of credit were $8.9 billion and $8.3 billion at September 30, 2004 and December 31, 2003, respectively, including financial guarantees of $4.9 billion and $4.7 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are reported net of participations sold to other institutions of $1.7 billion and $1.5 billion at September 30, 2004 and December 31, 2003, respectively. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $836 million and $810 million at September 30, 2004 and December 31, 2003, respectively.

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

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At September 30, 2004 and December 31, 2003, the fair value of the written options liability in our balance sheet was $321 million and $382 million, respectively, and the written floors and caps liability was $252 million and $213 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. We offset substantially all options written to customers with purchased options; we enter into other written options to mitigate balance sheet risk.

We also enter into credit default swaps under which we buy protection from or sell protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $4 million liability at September 30, 2004 and a $5 million liability at December 31, 2003. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.6 billion and $2.7 billion at September 30, 2004 and December 31, 2003, respectively. We purchased $2.7 billion and $2.8 billion of protection to mitigate the exposure at September 30, 2004 and December 31, 2003, respectively. Almost all of the protection purchases offset (i.e., use the same reference obligation and maturity) the contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At September 30, 2004 and December 31, 2003, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable, however our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $372 million at September 30, 2004 and $330 million at December 31, 2003.

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

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of September 30, 2004:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$40.9	12.15%	≥ $	26.9	≥	8.00%
Wells Fargo Bank, N.A.	29.8	10.96	≥	21.8	≥	8.00		≥ $	27.2	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$28.3	8.40%	≥ $	13.5	≥	4.00%
Wells Fargo Bank, N.A.	23.5	8.63	≥	10.9	≥	4.00		≥ $	16.3	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$28.3	6.97%	≥ $	16.2	≥	4.00	%(1)
Wells Fargo Bank, N.A.	23.5	6.67	≥	14.1	≥	4.00	(1)	≥ $	17.6	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

Wells Fargo Bank, N.A., through its mortgage banking division, is an approved seller/servicer, and is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At September 30, 2004, Wells Fargo Bank, N.A. met these requirements.

18. DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $265 million and $616 million in the third quarter and first nine months of 2004, respectively, compared with a net gain of $267 million and $916 million in the same periods of 2003. The ineffective portion of the change in value of these derivatives was a net loss of $184 million and $201 million in the third quarter and first nine months of 2004, respectively, compared with a net loss of $473 million and $164 million in the same periods of 2003. The net derivative gain was $81 million and $415 million in the third quarter and first nine months of 2004, respectively, compared with a net derivative loss of $206 million and net derivative gain of $752 million in the same periods of 2003. Net derivative gains and losses are included in “Servicing fees, net of provision for impairment and amortization” in Note 14.

We also use derivatives to hedge changes in fair value of certain of our commercial real estate mortgages due to changes in LIBOR interest rates. We originate a portion of these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $6 million and $16 million in the third quarter and first nine months of 2004, respectively, and $6 million and $17 million in the same periods of 2003. The net losses on these derivatives resulting from ineffectiveness are recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate hedges, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

We also enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in the third quarter and first nine months of 2004 and 2003. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At September 30, 2004, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans and certain of our floating-rate senior debt to fixed rates and to hedge forecasted sales of mortgage loans. We recognized a net loss of $29 million and a net gain of $4 million in the third quarter and first nine months of 2004, respectively, compared with a net gain of $131 million and $77 million in the same periods of 2003, respectively, which represents the total ineffectiveness of cash flow hedges. Net gains and losses on derivatives resulting from ineffectiveness are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of September 30, 2004, all designated cash flow hedges continued to qualify as cash flow hedges.

At September 30, 2004, we expected that $37 million of deferred net losses on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $389 million of deferred net losses at September 30, 2003. Derivative gains or losses recorded to other comprehensive income are reclassified to earnings in the period the hedged item impacts earnings. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of two years for floating-rate loans, one year for forecasted sales of mortgage loans and ten years for long-term debt.

Derivative Financial Instruments – Summary Information

The total credit risk amount and estimated net fair value for derivatives were:

	September 30, 2004		December 31, 2003
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$1,417	$1,237	$1,847	$1,546
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	2,134	18	2,276	3
Commodity contracts	308	(3)	114	(1)
Equity contracts	148	(15)	136	(7)
Foreign exchange contracts	415	48	580	59
Credit contracts	34	(20)	37	(16)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2004.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations
July	1,330,168		$57.13	1,330,168		21,162,065
August	2,457,435		57.42	2,457,435		18,704,630
September	1,189,809		59.27	1,189,809		17,514,821

Total	4,977,412			4,977,412

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on April 27, 2004. Unless modified or revoked by the Board, the authorization does not expire.

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

3(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

3(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(j)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(l)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(m)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(n)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

3(o)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10	Amendment to Directors Stock Compensation and Deferral Plan, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.59 and 3.62 for the quarters ended September 30, 2004 and 2003, respectively, and 3.88 and 3.55 for the nine months ended September 30, 2004 and 2003, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.89 and 5.62 for the quarters ended September 30, 2004 and 2003, respectively, and 6.23 and 5.64 for the nine months ended September 30, 2004 and 2003, respectively.

99(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.59 and 3.62 for the quarters ended September 30, 2004 and 2003, respectively, and 3.88 and 3.54 for the nine months ended September 30, 2004 and 2003, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.89 and 5.61 for the quarters ended September 30, 2004 and 2003, respectively, and 6.23 and 5.62 for the nine months ended September 30, 2004 and 2003, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2004	WELLS FARGO & COMPANY

	By:	/s/ Richard D. Levy

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)