Form 10-K
period 2004-12-31
WELLS FARGO & CO/MN
filed 2005-03-10
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 001-2979

WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No. 41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)

420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 1-800-333-0343

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $1-2/3	New York Stock Exchange
Chicago Stock Exchange
Notes Linked to the S&P 500 Index® due January 4, 2008	American Stock Exchange
Notes Linked to the Nasdaq -100 Index® due January 4, 2008	American Stock Exchange
Basket Linked Notes due October 9, 2008	American Stock Exchange
Basket Linked Notes due April 24, 2009	American Stock Exchange
Callable Notes Linked to the S&P 500 Index® due August 25, 2009	American Stock Exchange
Notes Linked to the Dow Jones Industrial AverageSM due May 5, 2010	American Stock Exchange

                No securities are registered pursuant to Section 12(g) of the Act.

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes    Ö     No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes    Ö     No

                At June 30, 2004, the aggregate market value of common stock held by non-affiliates was approximately $95,077 million, based on a closing price of $57.23. At February 28, 2005, 1,695,767,987 shares of common stock were outstanding.

Documents Incorporated by Reference

Portions of the Company’s 2004 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K, and portions of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The cross-reference index on the following page identifies by page numbers the portions of each document that are incorporated by reference into this Form 10-K. Only those portions identified in the cross-reference index are incorporated into this Form 10-K.

DESCRIPTION OF BUSINESS
REGULATION AND SUPERVISION
REPURCHASES OF COMMON STOCK
ANALYSIS OF CHANGES IN NET INTEREST INCOME
LOAN PORTFOLIO
ALLOWANCE FOR CREDIT LOSSES
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
PROPERTIES
EXECUTIVE OFFICERS OF THE REGISTRANT
AUDIT COMMITTEE INFORMATION
SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT 10.(A)
EXHIBIT 10.(D)
EXHIBIT 10.(U)
EXHIBIT 10.(W)
EXHIBIT 10.(X)
EXHIBIT 12.(A)
EXHIBIT 12.(B)
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32.(A)
EXHIBIT 32.(B)

FORM 10-K CROSS-REFERENCE INDEX

Page(s)
		Form	Annual	Proxy
		10-K	Report (1)	Statement (2)
PART I

Item 1.	Business
	Description of Business	2-10	33-113	—
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	12	41-43	—
	Investment Portfolio	—	46, 66-67, 72-73	—
	Loan Portfolio	13-14	46, 49-50, 67, 74-76	—
	Summary of Credit Loss Experience	15-16	38-39, 49-50, 67, 75-76	—
	Deposits	—	46, 80	—
	Return on Equity and Assets	—	36	—
	Short-Term Borrowings	—	80	—
	Derivatives	—	70, 107-109	—
Item 2.	Properties	17	77	—
Item 3.	Legal Proceedings	—	105	—
Item 4.	Submission of Matters to a Vote of Security Holders (3)	—	—	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6, 11	59, 62, 64, 71	—
Item 6.	Selected Financial Data	—	35	—
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	—	34-59	—
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	—	50-53	—
Item 8.	Financial Statements and Supplementary Data	—	62-113	—
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	—	—	—
Item 9A.	Controls and Procedures	—	60-61	—
Item 9B.	Other Information (3)	—	—	—

PART III

Item 10.	Directors and Executive Officers of the Registrant	18-20	—	14-19, 39
Item 11.	Executive Compensation	—	—	19-35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	—	—	7-8, 40-42
Item 13.	Certain Relationships and Related Transactions	—	—	18-19, 36-38
Item 14.	Principal Accountant Fees and Services	—	—	50-52(4)

PART IV

Item 15.	Exhibits, Financial Statement Schedules	20-27	62-113	—

SIGNATURES		28	—	—

(1)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s 2004 Annual Report to Stockholders. Pages 33 through 113 of the 2004 Annual Report to Stockholders have been filed as Exhibit 13 to this Form 10-K.
(2)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on April 26, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)	Not applicable.
(4)	Not including information under “Audit and Examination Committee Report.”

DESCRIPTION OF BUSINESS

General

Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets of $428 billion at December 31, 2004, it was the fifth largest bank holding company in the United States. In this report, Wells Fargo & Company and Subsidiaries (consolidated) is referred to as the Company and Wells Fargo & Company alone is referred to as the Parent.

The Company engages in banking and a variety of related financial services businesses. Retail, commercial and corporate banking services are provided through banking stores in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Other financial services are provided by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, mortgage-backed securities servicing and venture capital investment.

In February 2004, the Company completed the consolidation of 19 of its national bank charters into a single, national bank charter, Wells Fargo Bank, National Association (Wells Fargo Bank). At December 31, 2004, Wells Fargo Bank was the Parent’s principal subsidiary with $366 billion in total assets, or 86% of the Company’s assets. Wells Fargo Bank is rated “Aaa” by Moody’s Investors Service and is the only U.S. bank to have the highest possible credit rating assigned by Moody’s.

With the acquisition of certain assets of Strong Financial Corporation at the end of 2004, the Company became one of the top 20 U.S. mutual fund companies, managing $100 billion in mutual funds. Total assets managed or administered (including brokerage) by the Company were $791 billion at December 31, 2004.

The Company has three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2004 Annual Report to Stockholders includes financial information and descriptions of these operating segments.

The Company had 145,500 full-time equivalent team members at December 31, 2004.

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

The Company expands its business, in part, by acquiring banking institutions and other companies engaged in activities that are financial in nature. The Company continues to explore opportunities to acquire banking institutions and other financial services companies, and discussions are continually being carried on related to such possible acquisitions. The Company cannot predict whether, or on what terms, such discussions will result in further acquisitions. As a matter of policy, the Company generally does not comment on such discussions or possible acquisitions until a definitive acquisition agreement has been signed.

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

Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which the Company conducts business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

REGULATION AND SUPERVISION

The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2004 Annual Report to Stockholders, sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to us. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

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

Subsidiary Banks. The Company’s subsidiary national banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC) and the FRB. The Company’s state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.

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

Because the Company is a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. In addition, if the FRB finds that any of our subsidiary banks is not well capitalized or well managed, the Company would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Company would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If the Company fails to correct any such condition within a prescribed period, the FRB could order the Company to divest of its banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulation, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities.

Dividend Restrictions

The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2004 Annual Report to Stockholders.

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

Capital Requirements

The Parent is subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2004 Annual Report to Stockholders.

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

The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord. The New Basel Capital Accord incorporates three pillars that address (a) minimum capital requirements, (b) supervisory review, which relates to an institution’s capital adequacy and internal assessment process, and (c) market discipline, through effective disclosure to encourage safe and sound banking practices. Embodied within these pillars are aspects of risk assessment that relate to credit risk, interest rate risk, and operational risk, among others, and certain proposed approaches by the Basel Committee to complete such assessments may be considered complex. The Company continues to monitor the status of the New Basel Capital Accord and expects final rules to be published in mid-2006, effective 2008.

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

The BIF and SAIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The BIF and SAIF assessment rate for the Company’s depository institutions currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the Company’s subsidiary depository institutions could have a material adverse effect on the Company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.5 cents per $100 of BIF-assessable deposits in 2004. The FDIC established the FICO assessment rate effective for the first quarter of 2005 at approximately 1.4 cents annually per $100 of assessable deposits.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, and required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and required our auditors to issue a report on our internal control over financial reporting. The New York Stock Exchange has imposed a number of new corporate governance requirements as well.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires the Company to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

REPURCHASES OF COMMON STOCK

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2004.

					Total number of
			Weighted	-	shares repurchased		Maximum number of
	Total number		average		as part of publicly		shares that may yet
Calendar	of shares		price paid		announced		be repurchased under
month	repurchased	(1)	per share		authorizations	(1)	the authorizations	(2)
October	908,005		$59.66		908,005		16,606,816
November	2,551,565		61.95		2,551,565		14,055,251
December	1,069,998		62.59		1,069,998		12,985,253

Total	4,529,568				4,529,568

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on April 27, 2004. Unless modified or revoked by the Board, the authorization does not expire.
(2)	On January 25, 2005, the Board authorized the repurchase of an additional 25 million shares of common stock. The Company publicly announced this authorization on the same day. This additional authorization is not reflected in this table.

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

	Year ended December 31					,
	2004 over 2003			2003 over 2002
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold, securities purchased under resale agreements and other short-term investments	$1	$14	$15	$18	$(20)	$(2)
Trading assets	(22)	11	(11)	42	(55)	(13)
Debt securities available for sale:
Securities of U.S. Treasury and federal agencies	(5)	(7)	(12)	(24)	(13)	(37)
Securities of U.S. states and political subdivisions	87	(16)	71	24	5	29
Mortgage-backed securities:
Federal agencies	224	(252)	(28)	(617)	37	(580)
Private collateralized mortgage obligations	85	(25)	60	(23)	(20)	(43)
Other debt securities	(2)	(2)	(4)	8	—	8
Mortgages held for sale	(1,422)	23	(1,399)	1,034	(348)	686
Loans held for sale	37	4	41	71	(72)	(1)
Loans:
Commercial and commercial real estate:
Commercial	123	(151)	(28)	51	(339)	(288)
Other real estate mortgage	153	(23)	130	26	(189)	(163)
Real estate construction	41	16	57	2	(47)	(45)
Lease financing	39	—	39	23	(4)	19
Consumer:
Real estate 1-4 family first mortgage	1,714	(57)	1,657	1,358	(428)	930
Real estate 1-4 family junior lien mortgage	677	(213)	464	407	(354)	53
Credit card	146	(20)	126	100	(14)	86
Other revolving credit and installment	333	(24)	309	547	(309)	238
Foreign	157	(66)	91	78	(17)	61
Other	4	(13)	(9)	7	(5)	2

Total increase (decrease) in interest income	2,370	(801)	1,569	3,132	(2,192)	940

Increase (decrease) in interest expense:
Deposits:
Interest-bearing checking	1	5	6	—	(7)	(7)
Market rate and other savings	101	32	133	111	(299)	(188)
Savings certificates	(50)	(54)	(104)	(99)	(152)	(251)
Other time deposits	58	64	122	223	(71)	152
Deposits in foreign offices	36	21	57	14	(26)	(12)
Short-term borrowings	(44)	75	31	(50)	(164)	(214)
Long-term debt (1)	283	(122)	161	357	(403)	(46)

Total increase (decrease) in interest expense	385	21	406	556	(1,122)	(566)

Increase in net interest income on a taxable-equivalent basis	$1,985	$(822)	$1,163	$2,576	$(1,070)	$1,506

(1)	Includes guaranteed preferred beneficial interests in Company’s subordinated debentures, which were reflected in long-term debt at December 31, 2003, upon adoption of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R).

LOAN PORTFOLIO

The following table presents the remaining contractual principal maturities of selected loan categories at December 31, 2004.

	December 31, 2004
		Over one year
		through five years		Over five years
			Floating		Floating
			or		or
	One year	Fixed	adjustable	Fixed	adjustable
(in millions)	or less	rate	rate	rate	rate	Total

Selected loan maturities:
Commercial	$17,263	$4,081	$23,679	$829	$8,665	$54,517
Other real estate mortgage	3,941	3,467	8,691	4,209	9,496	29,804
Real estate construction	3,903	368	3,911	197	646	9,025
Real estate 1-4 family first mortgage	840	1,351	320	14,840	70,335	87,686
Foreign	426	2,587	829	362	6	4,210

Total selected loan maturities	$26,373	$11,854	$37,430	$20,437	$89,148	$185,242

At December 31, 2004, the Company did not have loan concentrations that exceeded 10% of total loans except as disclosed in the following tables.

REAL ESTATE 1-4 FAMILY FIRST AND JUNIOR LIEN MORTGAGE LOANS BY STATE

	December 31, 2004
			Total real
	Real estate 1-4	Real estate 1-4	estate 1-4
	family first	family junior	family	% of total
(in millions)	mortgage	lien mortgage	mortgage	loans

California	$32,463	$20,682	$53,145	18%
Minnesota	3,718	3,275	6,993	2
Colorado	3,509	2,342	5,851	2
Texas	3,763	1,140	4,903	2
Florida	3,124	1,580	4,704	2
Arizona	2,677	1,941	4,618	2
Washington	2,533	1,860	4,393	2
Virginia	2,008	1,330	3,338	1
New Jersey	1,971	1,294	3,265	1
Illinois	2,119	1,061	3,180	1
Other (1)	29,801	15,685	45,486	16

Total	$87,686	$52,190	$139,876	49%

(1)	Consists of 40 states, no state had total real estate 1-4 family mortgage loans in excess of $3,173 million.

COMMERCIAL REAL ESTATE LOANS
(OTHER REAL ESTATE MORTGAGE AND REAL ESTATE CONSTRUCTION)

	December 31, 2004
			Total
	Other real estate	Real estate	commercial	% of total
(in millions)	mortgage	construction	real estate	loans

By state:
California	$11,915	$2,659	$14,574	5%
Texas	2,488	756	3,244	1
Arizona	1,496	607	2,103	1
Washington	1,602	413	2,015	1
Minnesota	1,316	402	1,718	1
Colorado	1,252	426	1,678	1
Other	9,735	3,762	13,497	4

Total	$29,804	$9,025	$38,829	14%

By property type:
Office buildings	$7,757	$728	$8,485	3%
Industrial	5,097	525	5,622	2
Retail buildings	4,467	1,094	5,561	2
Apartments	2,632	792	3,424	1
1-4 family structures	157	2,633	2,790	1
Land	1,359	1,197	2,556	1
Hotels/motels	2,217	101	2,318	1
Other	6,118	1,955	8,073	3

Total	$29,804	$9,025	$38,829	14%

At December 31, 2004, commercial loans (not including commercial real estate loans) included agricultural loans (loans to finance agricultural production and other loans to farmers) of $4,373 million, or 2% of total loans.

ALLOWANCE FOR CREDIT LOSSES

Indicators of the credit quality of our loan portfolio and the method of determining the allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, are discussed below and in greater detail in the 2004 Annual Report to Stockholders. The ratio of the allowance for credit losses to net charge-offs was 237% and 226% at December 31, 2004 and 2003, respectively. This ratio fluctuates from period to period and the change in 2004 is indicative of stable loss rates within the various consumer and small business lines and unsustainable low loss rates within the wholesale middle market and real estate portfolios. The ratio of the allowance for credit losses to total nonaccrual loans was 291% and 267% at December 31, 2004 and 2003, respectively. This ratio may fluctuate significantly from period to period due to such factors as the mix of loan types in the portfolio, borrower credit strength and the value and marketability of collateral.

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31										,
(in millions)		2004		2003		2002		2001		2000

Commercial and commercial real estate:
Commercial		$940		$917		$865		$882		$798
Other real estate mortgage		298		444		307		276		220
Real estate construction		46		63		53		86		69
Lease financing		30		40		75		111		29

Total commercial and commercial real estate		1,314		1,464		1,300		1,355		1,116
Consumer:
Real estate 1-4 family first mortgage		150		176		104		76		57
Real estate 1-4 family junior lien mortgage		104		92		62		43		38
Credit card		466		443		386		394		394
Other revolving credit and installment		889		802		597		604		516

Total consumer		1,609		1,513		1,149		1,117		1,005
Foreign		139		95		86		116		95

Total allocated		3,062		3,072		2,535		2,588		2,216
Unallocated component of allowance (1)		888		819		1,284		1,129		1,465

Total		$3,950		$3,891		$3,819		$3,717		$3,681

	December 31										,
	2004		2003		2002		2001		2000
	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan	Alloc.	Loan
	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry	allow.	catgry
	as %	as %	as %	as %	as %	as %	as %	as %	as %	as %
	of loan	of total	of loan	of total	of loan	of total	of loan	of total	of loan	of total
	catgry	loans	catgry	loans	catgry	loans	catgry	loans	catgry	loans
Commercial and commercial real estate:
Commercial	1.72%	19%	1.88%	19%	1.83%	24%	1.86%	28%	1.58%	33%
Other real estate mortgage	1.00	11	1.61	11	1.21	13	1.11	15	.92	15
Real estate construction	.51	3	.77	3	.68	4	1.10	5	.89	5
Lease financing	.58	2	.89	2	1.84	2	2.76	2	.67	3

Total commercial and commercial real estate	1.33	35	1.64	35	1.54	43	1.61	50	1.29	56
Consumer:
Real estate 1-4 family first mortgage	.17	31	.21	33	.24	23	.26	18	.30	12
Real estate 1-4 family junior lien mortgage	.20	18	.25	15	.22	15	.20	13	.22	11
Credit card	4.54	4	5.30	3	5.18	4	5.88	4	5.96	4
Other revolving credit and installment	2.56	11	2.42	13	2.27	14	2.57	14	2.15	16

Total consumer	.87	64	.94	64	1.08	56	1.37	49	1.49	43
Foreign	3.30%	1	3.88%	1	4.50%	1	7.26%	1	5.85%	1

Total allocated	1.06%	100%	1.21%	100%	1.32%	100%	1.55%	100%	1.43%	100%

Unallocated component of allowance (1)	.31		.33		.66		.67		.94

Total	1.37%		1.54%		1.98%		2.22%		2.37%

(1)	This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.

See Note 6 (Loans and Allowance for Credit Losses) to Financial Statements included in the 2004 Annual Report to Stockholders for a description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for credit losses.

The allowance for credit losses was $3,950 million at December 31, 2004, and $3,891 million at December 31, 2003. At December 31, 2004, the allowance for loan losses was $3,762 million, or 1.31% of total loans, compared with $3,891 million, or 1.54%, at December 31, 2003. During 2004, the provision for credit losses was $1,717 million and net loan charge-offs totaled $1,666 million. The components of the allowance for credit losses, allocated and unallocated, are shown in the table on the previous page. The allocated component was $3,062 million at December 31, 2004 and $3,072 million at December 31, 2003, while the unallocated was $888 million at December 31, 2004, and $819 million at December 31, 2003. At December 31, 2004, the unallocated portion of the allowance for credit losses was 22% of the total allowance, compared with 21% at December 31, 2003.

The allocated component of the allowance for credit losses decreased $10 million from 2003 to 2004. Changes in allocated allowance reflect changes in statistically derived loss estimates, historical loss experience, and current trends in borrower risk and/or general economic activity on portfolio performance.

The unallocated component of the allowance for credit losses increased $69 million from 2003 to 2004, and reflects our judgment of risks and uncertainties inherent in the portfolio and other subjective factors.

No material changes in estimation methodology for the allowance for credit losses were made in 2004.

The Company considers the allowance for credit losses of $3,950 million, which includes the $188 million reserve for unfunded credit commitments, adequate to cover credit losses inherent in the loan portfolio at December 31, 2004.

The foregoing discussion contains forward-looking statements about the adequacy of the Company’s allowance for credit losses. These forward-looking statements are inherently subject to risks and uncertainties. A number of factors—many beyond our control—could cause actual losses to be more than estimated losses. For a discussion of some of the other factors that could cause actual losses to be more than estimated losses, see “Factors That May Affect Future Results” in the “Financial Review” section of the 2004 Annual Report to Stockholders.

PROPERTIES

The Company owns its corporate headquarters building in San Francisco, California. The Company also owns administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; Minneapolis and Shoreview, Minnesota; Billings, Montana; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota and Salt Lake City, Utah. In January 2005, the Company purchased a large administrative facility in San Francisco, California. In addition, the Company leases office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.

As of December 31, 2004, the Company provided banking, insurance, investments, mortgage banking and consumer finance through more than 6,000 stores under various types of ownership and leasehold agreements. The Company owns the Wells Fargo Home Mortgage (Home Mortgage) headquarters in Des Moines, Iowa and operations/servicing centers in Springfield, Illinois and Minneapolis, Minnesota. In addition, the Company leases administrative space for Home Mortgage in Tempe, Arizona; Riverside and San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina and all mortgage production offices nationwide. Wells Fargo Financial, Inc. (WFFI) owns two administrative buildings and a printing facility in Des Moines, Iowa, an operations center in Sioux Falls, South Dakota, and leases all store locations. In addition, WFFI leases administrative space in Minneapolis, Minnesota; Mississauga, Ontario; Philadelphia, Pennsylvania; San Juan, Puerto Rico and Aberdeen, South Dakota.

The Company is also a joint venture partner in an office building in downtown Minneapolis, Minnesota.

For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements included in the 2004 Annual Report to Stockholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Howard I. Atkins Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (August 2001 to Present); Executive Vice President and Chief Financial Officer of New York Life Insurance Company (April 1996 to July 2001)	54	3

Patricia R. Callahan Executive Vice President (Human Resources)	Executive Vice President (Human Resources) (November 1998 to Present)	51	27

C. Webb Edwards Executive Vice President (Technology and Operations)	Executive Vice President (Technology and Operations) (November 1998 to Present); President and Chief Executive Officer of Wells Fargo Services Company (formerly known as Norwest Services, Inc. and Norwest Technical Services, Inc.) (May 1995 until the merger with Wells Fargo Bank, N.A. in April 2004)	57	20

David A. Hoyt Group Executive Vice President (Wholesale Banking)	Group Executive Vice President (Wholesale Banking) (November 1998 to Present)	49	23

Richard M. Kovacevich Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer (April 2001 to Present); President and Chief Executive Officer (November 1998 to April 2001)	61	19

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)	Senior Vice President and Controller (September 2002 to Present); Senior Vice President and Controller of New York Life Insurance Company (September 1997 to August 2002)	47	2

David J. Munio Executive Vice President (Chief Credit Officer)	Executive Vice President (Chief Credit Officer) (November 2001 to Present); Executive Vice President and Deputy Chief Credit Officer of Wells Fargo Bank, N.A. (September 1999 to November 2001)	60	31

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Mark C. Oman Group Executive Vice President (Home and Consumer Finance)	Group Executive Vice President (Home and Consumer Finance) (September 2002 to Present); Group Executive Vice President (Mortgage and Home Equity) (November 1998 to August 2002); Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (February 1997 until the merger with Wells Fargo Bank, N.A. in May 2004), Chief Executive Officer (August 1989 to January 2001)	50	25

James M. Strother Executive Vice President and General Counsel (Law and Government Relations)	Executive Vice President and General Counsel (January 2004 to Present); Deputy General Counsel (June 2001 to December 2003); General Counsel of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (March 1998 to June 2001)	53	18

John G. Stumpf Group Executive Vice President (Community Banking)	Group Executive Vice President (Community Banking) (July 2002 to Present); Group Executive Vice President (Western Banking) (May 2000 to June 2002); Group Executive Vice President (Southwestern Banking) (November 1998 to May 2000)	51	23

Carrie L. Tolstedt Group Executive Vice President (Regional Banking)	Group Executive Vice President (Regional Banking) (July 2002 to Present); Group Executive Vice President (California and Border Banking) (January 2001 to June 2002); Regional President of Wells Fargo Bank, N.A. (Central California Banking) (December 1998 to January 2001)	45	15

There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has seven members: J.A. Blanchard III, Enrique Hernandez, Jr., Reatha Clark King, Cynthia H. Milligan, Philip J. Quigley, Judith M. Runstad and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by New York Stock Exchange rules. The Board of Directors has determined, in its business judgment, that each member of the Committee is financially literate, as required by New York Stock Exchange rules, and that J.A. Blanchard III, Enrique Hernandez, Jr., Cynthia H. Milligan, Philip J. Quigley and Susan G. Swenson each qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations.

SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS

As soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Wells Fargo,” then “Investor Relations,” then “SEC Filings”). They are also available free on the SEC’s website at www.sec.gov.

The Company’s Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Credit, and Finance Committees are available at www.wellsfargo.com (select “About Wells Fargo,” then “Corporate Governance”). This information is also available in print to any stockholder upon written request to the Office of the Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The consolidated financial statements and related notes, the report of independent registered public accounting firm, and supplementary data that appear on pages 33 through 113 of the 2004 Annual Report to Stockholders are incorporated herein by reference.

(2)	Financial Statement Schedules:

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

Exhibit
number	Description

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate of Designations for the Company’s 1995 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(e)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(f)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(g)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(h)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(i)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

3(j)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(k)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(l)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(m)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(n)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(o)	Certificate of Designations for Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10*(a)	Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Amendment to Long-Term Incentive Compensation Plan effective July 1, 2003, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Forms of Award Term Sheet for grants of restricted share rights, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. Forms of Non-Qualified Stock Option Agreement for executive officers:
for grants in 2004 and on February 22, 2005, filed herewith; for grants after November 2, 1998 through 2003, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998; and for grants on or before November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

*(b)	Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994

*(c)	Wells Fargo Bonus Plan, incorporated by reference to Exhibit 10 (c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

*(d)	Performance-Based Compensation Policy, filed herewith

*(e)	Deferred Compensation Plan, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(f)	Directors Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. Amendments to Directors Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Action to increase amount of formula stock awards payable to non-employee directors effective January 1, 2005, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed January 31, 2005

*(g)	1990 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997

*	Management contract or compensatory plan or arrangement

10*(h)	1987 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September 16, 1997, incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

*(i)	Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000, filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(j)	Directors’ Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(k)	Directors’ Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000, filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(l)	Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997. Amendment to Deferral Plan, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(m)	Supplemental 401(k) Plan, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10*(n)	Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

*(o)	Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

*(p)	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(q)	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

*(r)	Agreement between the Company and Mark C. Oman, dated May 7, 1999, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

*(s)	Form of severance agreement between the Company and Richard M. Kovacevich, Mark C. Oman and C. Webb Edwards, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

*(t)	Description of Supplemental Retirement Benefit Arrangement for C. Webb Edwards, incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000

*(u)	Agreement, effective April 15, 2002, between Robert L. Joss and Wells Fargo Bank, N.A., incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Notice of termination of Agreement, effective December 31, 2004, filed herewith

10*(v)	Description of Relocation Program, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

*(w)	Description of Executive Financial Planning Program, filed herewith

*(x)	PartnerShares Stock Option Plan, as amended through February 22, 2005, filed herewith

*(y)	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(z)	Non-Qualified Deferred Compensation Plan for Independent Contractors, incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330)

(aa)	Description of compensation payable to non-employee directors effective January 1, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed January 31, 2005

12(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 3.68, 3.63, 3.13, 1.79 and 1.81 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 5.92, 5.76, 4.96, 2.63 and 2.66 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 3.68, 3.62, 3.13, 1.79 and 1.81 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 5.92, 5.74, 4.95, 2.62, and 2.64 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

13	2004 Annual Report to Stockholders, pages 33 through 113, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

24	Powers of Attorney, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

STATUS OF PRIOR DOCUMENTS

The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2004, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2005 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than Exhibit 99(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, containing a description of the Company’s common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

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

J.A. Blanchard III	Cynthia H. Milligan
Susan E. Engel	Donald B. Rice
Enrique Hernandez, Jr.	Judith M. Runstad
Robert L. Joss	Stephen W. Sanger
Reatha Clark King	Susan G. Swenson
Richard M. Kovacevich	Michael W. Wright
Richard D. McCormick

By:	/s/ PHILIP J. QUIGLEY

Philip J. Quigley Director and Attorney-in-fact March 10, 2005