Form 10-K/A
period 2004-12-31
WELLS FARGO & CO/MN
filed 2005-03-17
CIK 72971

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

Documents Incorporated by Reference

Portions of the Company’s 2004 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of the Company’s Form 10-K filed on March 10, 2005, and portions of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K. The cross-reference index on page 1 of the Form 10-K identifies by page numbers the portions of the Company’s 2004 Annual Report to Stockholders and the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders that are incorporated by reference into the Form 10-K. Only those portions identified in the cross-reference index are incorporated into the Form 10-K.

SIGNATURE
EXHIBIT 23
EXHIBIT 31.(A)
EXHIBIT 31.(B)

EXPLANATORY NOTE

     Wells Fargo & Company (the Company) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 solely to correct Exhibit 23, the Consent of Independent Registered Public Accounting Firm. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing new Exhibits 31(a) and 31(b).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.

WELLS FARGO & COMPANY
By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)