Form 10-Q
period 2005-03-31
WELLS FARGO & CO/MN
filed 2005-05-05
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes   ☑     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 29, 2005
Common stock, $1-2/3 par value	1,687,336,900

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Mar. 31, 2005 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions, except per share amounts)	2005	2004	2004	2004	2004

For the Quarter
Net income	$1,856	$1,785	$1,767	4%	5%
Diluted earnings per common share	1.08	1.04	1.03	4	5
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.75%	1.67%	1.84%	5	(5)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.60	19.07	20.31	3	(3)
Efficiency ratio (1)	58.0	60.9	56.4	(5)	3
Total revenue	$8,089	$8,168	$7,147	(1)	13
Dividends declared per common share	.48	.48	.45	—	7
Average common shares outstanding	1,695.4	1,692.7	1,699.3	—	—
Diluted average common shares outstanding	1,715.7	1,715.0	1,721.2	—	—
Average loans	$287,282	$281,167	$256,448	2	12
Average assets	430,990	425,259	386,614	1	11
Average core deposits (2)	231,847	230,249	213,146	1	9
Average retail core deposits (3)	192,621	189,788	176,194	1	9
Net interest margin	4.87%	4.88%	4.94%	—	(1)
At Quarter End
Securities available for sale	$31,685	$33,717	$32,857	(6)	(4)
Loans	290,588	287,586	264,216	1	10
Allowance for loan losses	3,783	3,762	3,891	1	(3)
Goodwill	10,645	10,681	10,403	—	2
Assets	435,643	427,849	397,354	2	10
Core deposits (2)	234,984	229,703	220,105	2	7
Stockholders’ equity	38,477	37,866	35,442	2	9
Tier 1 capital (4)	29,830	29,060	26,570	3	12
Total capital (4)	43,963	41,706	38,170	5	15
Capital ratios
Stockholders’ equity to assets	8.83%	8.85%	8.92%	—	(1)
Risk-based capital (4)
Tier 1 capital	8.40	8.41	8.48	—	(1)
Total capital	12.37	12.07	12.18	2	2
Tier 1 leverage (4)	7.17	7.08	7.13	1	1
Book value per common share	$22.76	$22.36	$20.90	2	9
Team members (active, full-time equivalent)	147,000	145,500	139,900	1	5
Common Stock Price
High	$62.75	$64.04	$58.98	(2)	6
Low	58.15	57.55	55.97	1	4
Period end	59.80	62.15	56.67	(4)	6

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates, and market rate and other savings.
(3)	Retail core deposits consist of total core deposits excluding Wholesale Banking core deposits and mortgage escrow deposits.
(4)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2005, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” in this Report for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $436 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at March 31, 2005. When we refer to “the Company,” “we,” “our” and “us” in this report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the Parent, we mean Wells Fargo & Company.

In first quarter 2005, we achieved record diluted earnings per share of $1.08, up 5% from a year ago, and record net income of $1.86 billion, up 5% from a year ago. First quarter 2005 results included pre-tax charges or losses of $410 million for several actions designed to further strengthen our balance sheet. First, in a step toward bringing our mortgage, home equity and consumer finance businesses onto common systems and conforming credit charge-off practices with the more stringent standards of the Federal Financial Institutions Examination Council (FFIEC), Wells Fargo Financial recognized $163 million in credit losses in its portfolios. Second, we incurred $117 million in expenses upon adjusting the estimated lives of certain depreciable assets. Finally, we realized $130 million of losses related to the sale of $18 billion of our lowest-yielding adjustable rate mortgages (ARMs) and auto loans. During the past 12 months, there have been market opportunities to improve asset yields and margins by selling our lowest-yielding loans. The note rates at which we are now beginning to replace these ARMs through new originations are 80-90 basis points higher than the note rates on the ARMs sold during the past 12 months. The yield on the first mortgage portfolio was 6.0%, compared with 5.3% a year ago and 5.7% in fourth quarter 2004.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that our average banking household now has 4.6 products with us, which we believe is among the highest, if not the highest, in our industry. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 12% and average core deposits up 9%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by maintaining prudent credit policies for underwriting and effective procedures for monitoring and review. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has increased over time due to customer satisfaction, strong financial results, investment in our businesses and the prudent way we attempt to manage our business risks.

Our financial results included the following:

Net income for first quarter 2005 was $1.86 billion, up 5%, compared with $1.77 billion for first quarter 2004. Diluted earnings per share for first quarter 2005 were $1.08, up 5%, compared with $1.03 for first quarter 2004. Return on average assets (ROA) was 1.75% and return on average common equity (ROE) was 19.60% for first quarter 2005.

Net interest income on a taxable-equivalent basis increased 10% to $4.48 billion for first quarter 2005 on 12% earning asset growth, compared with $4.07 billion for first quarter 2004. The net interest margin was 4.87% for first quarter 2005, compared with 4.94% for first quarter 2004.

Noninterest income increased 17% to $3.64 billion for first quarter 2005, compared with $3.10 billion for first quarter 2004. The increase was driven by growth across our businesses, with particular strength in trust and investment fees, credit and debit card fees, consumer loan fees and mortgage banking. Substantially all of the increase in trust and investment fees was due to the acquisition of assets under management from Strong Financial Corporation (Strong Financial), which closed December 31, 2004. Mortgage banking noninterest income reflected the benefit of a larger servicing portfolio, which resulted in higher servicing fees compared with first quarter 2004, and higher interest rates, which resulted in a mortgage servicing rights (MSRs) impairment recovery.

Revenue, the sum of net interest income and noninterest income, grew $942 million, or 13%, to $8.09 billion in first quarter 2005 from $7.15 billion in first quarter 2004. Revenue growth was broad based, with particularly strong double-digit growth in regional banking, institutional investments, debit cards, small business lending, corporate trust, consumer credit, consumer finance, home mortgage and corporate banking.

Noninterest expense was $4.69 billion for first quarter 2005, up $663 million, or 16%, from first quarter 2004. The increase was primarily due to a $332 million increase in salary and benefit expense from additional employees and higher occupancy and equipment costs, which included a $117 million expense taken during first quarter 2005 to adjust the estimated lives for certain depreciable assets, primarily building improvements.

Total first quarter net charge-offs were $585 million (.83% of average loans outstanding, annualized), including $163 million (.23%) related to the timing of credit loss recognition at Wells Fargo Financial upon adoption of FFIEC guidelines, compared with $465 million (.66%) in fourth quarter 2004 and $404 million (.63%) in first quarter 2004. Unlike our banks, Wells Fargo Financial is not subject to the FFIEC guidelines, but we believe these are sound business practices that will also provide consistent loss recognition across all Wells Fargo business units. The FFIEC’s Uniform Retail Credit Classification and Account Management Policy includes requirements for the classification and treatment of retail credit in financial institutions, such as the timeframes when delinquent retail loans and lines of credit should be written off.

The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $3.95 billion, or 1.36% of total loans, at March 31, 2005, $3.95 billion, or 1.37%, at December 31, 2004, and $3.89 billion, or 1.47%, at March 31, 2004.

At March 31, 2005, total nonaccrual loans were $1.20 billion, or .41% of total loans, compared with $1.36 billion, or .47%, at December 31, 2004, and $1.39 billion, or .52%, at March 31, 2004. Total nonperforming assets (NPAs) were $1.41 billion, or .48% of total loans, at March 31, 2005, compared with $1.57 billion, or .55%, at December 31, 2004, and $1.61 billion, or .61%, at March 31, 2004. The $167 million decline in NPAs from December 31, 2004, primarily reflected lower consumer NPAs due to the impact of the higher charge-offs at Wells Fargo Financial to conform its credit write-off practices with FFIEC standards and the continued decline in commercial NPAs due to overall economic improvements. Foreclosed assets were $207 million at March 31, 2005, compared with $212 million at December 31, 2004, and $222 million at March 31, 2004.

The ratio of stockholders’ equity to total assets was 8.83% at March 31, 2005, 8.85% at December 31, 2004, and 8.92% at March 31, 2004. Our total risk-based capital (RBC) ratio at March 31, 2005, was 12.37% and our Tier 1 RBC ratio was 8.40%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at March 31, 2004, were 12.18% and 8.48%, respectively. Our Tier 1 leverage ratios were 7.17% and 7.13% at March 31, 2005 and 2004, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Securities and Exchange Commission (SEC) registrants originally would have been required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, as required, using the “modified prospective” transition method. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We currently estimate that the adoption of FAS 123R will reduce earnings by approximately $.06 per share in 2006 and we will continue to evaluate the impact of adoption on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of mortgage servicing rights and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented in the following table on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.

Net interest income on a taxable-equivalent basis increased 10% to $4.48 billion in first quarter 2005 from $4.07 billion in first quarter 2004, primarily driven by a 12% increase in earning assets. These results include the impact from balance sheet repositioning actions over the past twelve months in which we sold lower-yielding assets to further strengthen our balance sheet and better position the Company for rising interest rates.

The net interest margin decreased to 4.87% in first quarter 2005 from 4.94% in first quarter 2004. The decrease was primarily due to higher market funding costs following Federal Reserve actions to raise interest rates. This impact was moderated by the benefits of the balance sheet repositioning actions referenced above, improved loan yields and strong core deposit growth.

Individual components of net interest income and the net interest margin are presented in the following table.

Average earning assets increased $40.5 billion to $372.5 billion in first quarter 2005 from $332.0 billion in first quarter 2004 due to an increase in average loans and mortgages held for sale. Loans averaged $287.3 billion in first quarter 2005, compared with $256.4 billion in first quarter 2004. The increase was largely due to growth in home equity and commercial products.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31							,
	2005				2004
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,334	2.40%	$32		$3,509	1.15%	$10
Trading assets	5,525	3.22	44		5,946	2.29	34
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	930	3.93	9		1,224	4.16	12
Securities of U.S. states and political subdivisions	3,572	8.41	71		3,338	7.92	62
Mortgage-backed securities:
Federal agencies	20,079	6.01	291		20,635	6.01	298
Private collateralized mortgage obligations	3,993	5.44	53		2,713	5.29	35

Total mortgage-backed securities	24,072	5.91	344		23,348	5.93	333
Other debt securities (4)	3,388	7.20	57		3,543	7.60	60

Total debt securities available for sale (4)	31,962	6.26	481		31,453	6.24	467
Mortgages held for sale (3)	31,636	5.44	430		25,023	5.34	334
Loans held for sale (3)	9,062	5.02	112		7,911	3.19	63
Loans:
Commercial and commercial real estate:
Commercial	55,178	6.20	844		47,305	5.87	690
Other real estate mortgage	29,869	5.88	433		27,801	5.19	359
Real estate construction	9,178	6.08	138		8,264	4.94	101
Lease financing	5,126	6.14	79		5,053	6.51	82

Total commercial and commercial real estate	99,351	6.09	1,494		88,423	5.60	1,232
Consumer:
Real estate 1-4 family first mortgage	84,589	6.00	1,261		86,375	5.34	1,151
Real estate 1-4 family junior lien mortgage	53,059	6.01	787		38,328	5.10	486
Credit card	10,157	11.92	303		8,338	11.92	249
Other revolving credit and installment	35,887	8.95	793		32,477	9.03	730

Total consumer	183,692	6.91	3,144		165,518	6.34	2,616
Foreign	4,239	13.82	146		2,507	17.71	111

Total loans (5)	287,282	6.73	4,784		256,448	6.20	3,959
Other	1,726	4.32	19		1,754	3.55	15

Total earning assets	$372,527	6.42	5,902		$332,044	5.92	4,882

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,365	1.05	9		$2,962	.32	2
Market rate and other savings	127,346	1.04	325		117,373	.61	179
Savings certificates	19,487	2.48	119		19,495	2.25	109
Other time deposits	28,814	2.53	180		22,719	1.08	61
Deposits in foreign offices	10,095	2.38	59		7,171	1.04	19

Total interest-bearing deposits	189,107	1.48	692		169,720	.88	370
Short-term borrowings	25,434	2.38	149		25,630	.99	63
Long-term debt	75,680	3.08	579		64,416	2.33	375

Total interest-bearing liabilities	290,221	1.98	1,420		259,766	1.25	808
Portion of noninterest-bearing funding sources	82,306	—	—		72,278	—	—

Total funding sources	$372,527	1.55	1,420		$332,044	.98	808

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.87%	$4,482			4.94%	$4,074

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,090				$13,152
Goodwill	10,657				10,394
Other	34,716				31,024

Total noninterest-earning assets	$58,463				$54,570

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$81,649				$73,316
Other liabilities	20,739				18,572
Stockholders’ equity	38,381				34,960
Noninterest-bearing funding sources used to fund earning assets	(82,306)				(72,278)

Net noninterest-bearing funding sources	$58,463				$54,570

TOTAL ASSETS	$430,990				$386,614

(1)	Our average prime rate was 5.44% and 4.00% for the quarters ended March 31, 2005 and 2004, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.84% and 1.12% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Average mortgages held for sale increased to $31.6 billion from $25.0 billion in first quarter 2004 due to a redesignation of our lowest-yielding mortgages from the held for investment portfolio. Debt securities available for sale averaged $32.0 billion during first quarter 2005 and $31.5 billion in first quarter 2004.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 9% from a year ago. Average core deposits were $231.8 billion and $213.1 billion in first quarter 2005 and 2004, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and mortgage escrow deposits, for first quarter 2005, grew $16.4 billion, or 9%, from a year ago. Average mortgage escrow deposits were $13.6 billion for first quarter 2005, up $1.4 billion from a year ago. While savings certificates of deposits remained flat at $19.5 billion in first quarter 2005 from first quarter 2004, noninterest-bearing checking accounts and other core deposit categories increased on average from $193.6 billion in first quarter 2004 to $212.3 billion in first quarter 2005, reflecting growth in both commercial and consumer accounts. Total average interest-bearing deposits increased to $189.1 billion in first quarter 2005 from $169.7 billion in first quarter 2004.

NONINTEREST INCOME

	Quarter
	ended March 31		,	%
(in millions)	2005	2004		Change

Service charges on deposit accounts	$578	$594		(3)%
Trust and investment fees:
Trust, investment and IRA fees	445	375		19
Commissions and all other fees	157	160		(2)

Total trust and investment fees	602	535		13
Card fees	326	282		16
Other fees:
Cash network fees	43	43		—
Charges and fees on loans	245	211		16
All other	165	157		5

Total other fees	453	411		10
Mortgage banking:
Servicing fees, net of amortization and provision for impairment	456	166		175
Net gains on mortgage loan origination/sales activities	293	98		199
All other	65	51		27

Total mortgage banking	814	315		158
Operating leases	208	209		—
Insurance	337	317		6
Trading assets	143	143		—
Net gains (losses) on debt securities available for sale	(4)	33		—
Net gains from equity investments	71	95		(25)
Net gains (losses) on sales of loans	(39)	4		—
Net gains on dispositions of operations	1	1		—
All other	146	158		(8)

Total	$3,636	$3,097		17

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2005, these assets totaled $698 billion, up 15% from $608 billion at March 31, 2004. This increase included $24 billion in mutual fund assets and $5 billion in institutional investment accounts acquired from Strong Financial at December 31, 2004. Upon the merger of the Wells Fargo Funds® and certain Strong Financial funds in April 2005, we renamed our mutual fund family the Wells Fargo Advantage FundsSM. Generally, trust and investment fees are based on the market value of the assets that are managed, administered, or both. Substantially all of the increase from 2004 was due to the acquisition of assets from the Strong Financial transaction.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At March 31, 2005 and 2004, brokerage balances were $85 billion and $77 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.

Card fees increased 16% from first quarter 2004 predominantly due to increases in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $814 million in first quarter 2005, compared with $315 million in the same period of 2004. The increase reflected the impact on net servicing fees of a larger servicing portfolio and an increase in the value of MSRs due to a decrease in prepayments as a result of the increase in market rates.

Net servicing fees were $456 million in first quarter 2005, compared with $166 million in first quarter 2004. Servicing fees are presented net of amortization and impairment of MSRs, and gains and losses from hedge ineffectiveness, which are all influenced by both the level and direction of mortgage interest rates. The increase in net servicing fees reflected higher gross servicing fees resulting from growth in the servicing portfolio and a reduction of $41 million in MSRs amortization due to an increase in average market interest rates. In addition, to reflect the higher value of our MSRs resulting from an increase in market interest rates, we reversed $271 million of the valuation allowance in first quarter 2005, compared with an impairment provision of $400 million in first quarter 2004. Net derivative gains were $85 million and $538 million in first quarter 2005 and 2004, respectively.

Net gains on mortgage loan origination/sales activities were $293 million in first quarter 2005, compared with $98 million in first quarter 2004.

Net losses on debt securities were $4 million in first quarter 2005, compared with net gains of $33 million in first quarter 2004. Net gains from equity investments were $71 million in first quarter 2005 and $95 million in first quarter 2004.

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

NONINTEREST EXPENSE

	Quarter
	ended March 31		,	%
(in millions)	2005	2004		Change

Salaries	$1,480	$1,277		16%
Incentive compensation	465	391		19
Employee benefits	547	492		11
Equipment	370	301		23
Net occupancy	404	294		37
Operating leases	158	155		2
Outside professional services	163	119		37
Contract services	139	143		(3)
Advertising and promotion	89	84		6
Travel and entertainment	110	97		13
Outside data processing	106	99		7
Telecommunications	72	81		(11)
Postage	72	75		(4)
Charitable donations	22	7		214
Insurance	79	71		11
Stationery and supplies	45	60		(25)
Operating losses	78	17		359
Net gains from debt extinguishment	(1)	—		—
Security	41	40		3
Core deposit intangibles	32	34		(6)
All other	221	192		15

Total	$4,692	$4,029		16

The 16% increase in noninterest expense was due primarily to a $332 million increase in salary and benefit expense from an additional 7,100 full-time equivalent (FTE) employees, largely sales people, across our businesses. Higher occupancy and equipment costs reflected a $117 million expense incurred during first quarter 2005 to adjust the estimated lives for certain depreciable assets, primarily building improvements.

The Strong Financial transaction added about $74 million of noninterest expense for first quarter 2005, including $8 million of integration costs. We expect to incur additional integration costs in 2005 related to the April 2005 merger of Wells Fargo Funds and certain Strong Financial funds.

See “Recent Accounting Standards” for information with respect to the accounting for share-based awards, such as stock option grants and the required date of adoption. Upon adoption, we will be required to include the cost of such grants in our statement of income over the vesting period of the award.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial.

Community Banking’s net income increased 19% to $1.40 billion in first quarter 2005 from $1.18 billion in first quarter 2004. Net interest income increased 10% to $3.12 billion in first quarter 2005 from $2.84 billion in first quarter 2004, primarily due to growth in consumer loans and deposits, and mortgages held for sale. Average loans were $192.6 billion in first quarter 2005, up 7% from $180.3 billion in first quarter 2004. Retail core deposits, which exclude Wholesale Banking core deposits and mortgage escrow deposits, averaged $206.2 billion in first quarter 2005, up 10% over the prior year. Noninterest income in first quarter 2005 increased $532 million, or 25%, compared with first quarter 2004, predominantly due to increased mortgage banking revenue and higher card fees, loan fees and other income. Noninterest expense was $3.51 billion in first quarter 2005, up $513 million from first quarter 2004, due to an increase in the number of team members and a $117 million expense incurred in first quarter 2005 to adjust the estimated lives of certain depreciable assets.

Wholesale Banking’s net income decreased 5% to $425 million in first quarter 2005 from $448 million in first quarter 2004. Revenue was $1,410 million, up 1% from $1,390 million in first quarter 2004. First quarter 2004 included strong revenue in both asset-based lending and capital markets-related businesses. Average loans increased 18% and average core deposits grew 4% from first quarter 2004. The provision for credit losses decreased to $4 million in first quarter 2005 from $23 million in first quarter 2004, due to lower net charge-offs. Noninterest income increased $17 million to $845 million in first quarter 2005, compared with first quarter 2004. Noninterest expense increased to $745 million in first quarter 2005 from $669 million in first quarter 2004, primarily due to the first full quarter with Strong Financial and related integration expenses.

Wells Fargo Financial’s net income decreased 80% to $27 million in first quarter 2005 from $136 million in first quarter 2004. The first quarter 2005 results reflected $163 million in credit losses being recognized to conform Wells Fargo Financial’s charge-off timing estimates with FFIEC guidelines. Total revenue rose 15% in first quarter 2005, reaching $861 million, compared with $746 million in first quarter 2004. Net interest income increased $125 million, or 19%, to $769 million in first quarter 2005 from $644 million in first quarter 2004, due to growth in average loans. Average real estate secured receivables increased 57% to $14.6 billion and average auto finance receivables rose 42% to $10.4 billion. The provision for credit losses increased by $211 million from first quarter 2004 to first quarter 2005. Noninterest expense increased $74 million, or 20%, in first quarter 2005 from first quarter 2004, reflecting business expansion and additional team members.

For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between March 31, 2005, December 31, 2004, and March 31, 2004, balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At March 31, 2005, we held $30.9 billion of debt securities available for sale, compared with $33.0 billion at December 31, 2004, with a net unrealized gain of $768 million and $1.2 billion for the same periods. In addition, we held $835 million of marketable equity securities available for sale at March 31, 2005, and $696 million at December 31, 2004, with a net unrealized gain of $162 million and $189 million for the same periods.

The weighted-average expected maturity of debt securities available for sale was 5.3 years at March 31, 2005. Since 75% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2005	$23.3	$.5	4.9 yrs
At March 31, 2005, assuming a 200 basis point:
Increase in interest rates	21.6	(1.2)	6.3 yrs
Decrease in interest rates	24.1	1.3	1.7 yrs

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on page 7; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.

Loans averaged $287.3 billion in first quarter 2005, compared with $256.4 billion in first quarter 2004, an increase of 12%. Total loans at March 31, 2005, were $290.6 billion, compared with $264.2 billion at March 31, 2004, an increase of 10%. Average commercial and commercial real estate loans increased $10.9 billion, or 12%, from first quarter 2004. Total commercial loan growth accelerated to 15% (annualized), up $3.7 billion to $99.4 billion, on a linked-quarter basis. Mortgages held for sale increased to $38.7 billion from $26.4 billion, due to a redesignation of mortgages from the held for investment portfolio in first quarter 2005. Loans held for sale decreased to $1.8 billion at March 31, 2005, from $8.7 billion at year-end 2004, due to a redesignation of student loans held for sale to the held for investment portfolio. Our decision to hold these loans for investment was based on present yields and our intent and ability to hold this portfolio for the foreseeable future.

DEPOSITS

	March 31		,	%
(in millions)	2005	2004		Change

Noninterest-bearing	$82,872	$78,253		6%
Interest-bearing checking	3,010	2,725		10
Market rate and other savings	129,039	120,008		8
Savings certificates	20,063	19,119		5

Core deposits	234,984	220,105		7
Other time deposits	28,145	20,467		38
Deposits in foreign offices	10,034	7,797		29

Total deposits	$273,163	$248,369		10

Average deposits increased $27.7 billion to $270.8 billion in first quarter 2005 from first quarter 2004, primarily due to growth in market rate and other time deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2004 Form 10-K and Note 16 (Guarantees) to Financial Statements in this Report.

RISK MANAGEMENT

CREDIT RISK MANAGEMENT PROCESS

Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, frequent and detailed risk measurement and modeling, extensive credit training programs and a continual loan audit review process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

Nonaccrual Loans and Other Assets

The table on the following page shows the comparative data for nonaccrual loans and other assets. We generally place loans on nonaccrual status (1) when the full and timely collection of interest or principal becomes uncertain, (2) when they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal (unless both well-secured and in the process of collection) or (3) when part of the principal balance has been charged off. Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2004 Form 10-K describes our accounting policy for nonaccrual loans.

NONACCRUAL LOANS AND OTHER ASSETS

	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions)	2005	2004	2004

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$357	$345	$514
Other real estate mortgage	191	229	263
Real estate construction	51	57	71
Lease financing	59	68	74

Total commercial and commercial real estate	658	699	922
Consumer:
Real estate 1-4 family first mortgage	327	386	281
Real estate 1-4 family junior lien mortgage	101	92	96
Other revolving credit and installment	87	160	85

Total consumer	515	638	462
Foreign	23	21	3

Total nonaccrual loans (1)	1,196	1,358	1,387
As a percentage of total loans	.41%	.47%	.52%
Foreclosed assets	207	212	222
Real estate investments (2)	2	2	2

Total nonaccrual loans and other assets	$1,405	$1,572	$1,611

As a percentage of total loans	.48%	.55%	.61%

(1)	Includes impaired loans of $297 million, $309 million and $521 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. (See Note 5 in this report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $12 million at March 31, 2005, and $4 million at both December 31 and March 31, 2004.

We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

The decrease in total nonaccrual loans and other assets from December 31, 2004, reflected a lower level of consumer nonperforming loans due to the impact of higher charge-offs at Wells Fargo Financial to conform its credit charge-off practices with FFIEC standards and the continued decline in commercial nonperforming loans due to overall economic improvements.

Loans 90 Days or More Past Due and Still Accruing

Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.

The total of loans 90 days past due and still accruing was $2,581 million, $2,578 million and $2,293 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. At March 31, 2005, December 31, 2004, and March 31, 2004, the total included $1,946 million, $1,820 million and $1,631 million, respectively, in advances pursuant to our servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$24		$26		$45
Other real estate mortgage	26		6		3
Real estate construction	14		6		9

Total commercial and commercial real estate	64		38		57
Consumer:
Real estate 1-4 family first mortgage	108		148		112
Real estate 1-4 family junior lien mortgage	32		40		25
Credit card	146		150		147
Other revolving credit and installment	247		306		278

Total consumer	533		644		562
Foreign	38		76		43

Total	$635		$758		$662

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We assume that our allowance for credit losses as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, loan mix and collateral values. The analysis of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is presented in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.

We consider the allowance for credit losses of $3.95 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2005. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2004 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K.

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

INTEREST RATE RISK

Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
•	short-term and long-term market interest rates may change by different amounts (i.e., the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – which could reduce portfolio income). In addition, interest rates may have an indirect impact on loan demand, credit losses, mortgage origination volume, the value of mortgage servicing rights, the value of the pension liability and other sources of earnings.

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. Currently, our main risk is to substantially lower interest rates. For example, as of March 31, 2005, our simulation indicated estimated earnings at risk of about 5% of our most likely earnings plan to a scenario in which the federal funds rate dropped 150 basis points over the next twelve months from 2.50% to 1.00% and the 10 year Constant Maturity Treasury Bond yield dropped 100 basis points from 4.25% to 3.25% over the same period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2005, and December 31, 2004, are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
•	to convert most of the long-term fixed-rate debt to floating-rate payments by entering into receive-fixed swaps at issuance;

•	to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed to floating payments or vice versa; and
•	to hedge the mortgage origination pipeline, funded mortgage loans and mortgage servicing rights using swaptions, futures, forwards and options.

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

For a given decline in interest rates, a portion of the potential reduction in the value of our MSRs is offset by estimated increases in origination and servicing fees over time from new mortgage activity or refinancing associated with that decline in interest rates. With much lower long-term interest rates, the decline in the value of our MSRs and the effect on net income would be immediate whereas the additional origination and servicing fee income accrues over time. Under generally accepted accounting principles (GAAP), impairment of our MSRs, due to a decrease in long-term rates or other reasons, is charged immediately to earnings through an increase to the valuation allowance.

In scenarios of sustained increases in long-term interest rates, origination fees may decline as refinancing activity slows. In such higher interest rate scenarios, the duration of the servicing portfolio may lengthen. In such circumstances, we may reduce periodic amortization of MSRs, and may recover some or all of the previously established valuation allowance.

Our MSRs totaled $9.0 billion, net of a valuation allowance of $1.3 billion, at March 31, 2005, and $7.9 billion, net of a valuation allowance of $1.6 billion, at December 31, 2004. The weighted-average note rate on the owned servicing portfolio was 5.75% at both March 31, 2005, and December 31, 2004. Our MSRs were 1.24% of mortgage loans serviced for others at March 31, 2005, compared with 1.15% at December 31, 2004.

MARKET RISK – TRADING ACTIVITIES

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives – transacted with customers or used to hedge capital market transactions with customers – are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2005, and December 31, 2004, are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout first quarter 2005 was $20 million, with a lower bound of $16 million and an upper bound of $24 million.

MARKET RISK – EQUITY MARKETS

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors. The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. At March 31, 2005, private equity investments totaled $1,458 million, compared with $1,449 million at December 31, 2004.

We also have marketable equity securities in the available for sale investment portfolio, including securities distributed from our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. At March 31, 2005, the fair value of marketable equity securities was $835 million and cost was $673 million, compared with $696 million and $507 million, respectively, at December 31, 2004.

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

Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. The remaining assets were funded by long-term debt, deposits in foreign offices, short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings) and trust preferred securities.

Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-based secured funding. In September 2003, Moody’s Investors Service raised Wells Fargo Bank, N.A.’s rating to “Aaa,” its highest investment grade, from “Aa1” and raised the Company’s senior debt rating to “Aa1” from “Aa2.” In October 2003, Standard & Poor’s Ratings Service raised the counterparty ratings on the Company to “AA-minus/A-1-plus” from “A-plus/A-1” and the revised outlook for the Company to stable from positive. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings.

Parent. In April 2004, the Parent filed a registration statement with the Securities and Exchange Commission (SEC) for issuance of $20 billion in senior and subordinated notes, preferred stock and other securities. During first quarter 2005, the Parent issued a total of $5.8 billion of senior notes. At March 31, 2005, the Parent’s remaining issuance capacity under its effective registration statement was $6.1 billion. We used the proceeds from securities issued in first quarter 2005 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. In April 2005, the Parent issued $1 billion in senior notes. The Parent also issues commercial paper and has a $1 billion back-up credit facility.

Wells Fargo Bank, N.A. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During first quarter 2005, Wells Fargo Bank, N.A. issued $1.6 billion in senior long-term notes. At March 31, 2005, the remaining issuance authority under the long-term portion was $7.4 billion. In addition, outside of the bank note program, Wells Fargo Bank, N.A. issued $1.5 billion in subordinated debt during first quarter 2005.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) of issuance authority. In December 2004, WFFCC amended its existing shelf registration by adding $2.5 billion (Canadian) of issuance authority. During first quarter 2005, WFFCC issued $300 million (Canadian) in senior notes. At March 31, 2005, the remaining issuance capacity for WFFCC was $2.6 billion (Canadian).

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low. Growth in average earning assets from first quarter 2004 was 12% and ROE was 19.60% for first quarter 2005 and 20.31% for first quarter 2004.

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

In April 2004, the Board of Directors authorized the repurchase of up to 25 million shares of our outstanding common stock. In January 2005, the Board authorized the repurchase of up to 25 million additional shares of common stock. During first quarter 2005, we repurchased approximately 10 million shares of our common stock. At March 31, 2005, the total remaining common stock repurchase authority under the 2004 and 2005 authorizations was approximately 28 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 on page 58.)

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In first quarter 2005, retained earnings increased $1.0 billion, predominantly as a result of net income of $1.86 billion less dividends of $815 million. For first quarter 2005, stock repurchases represented 34% of net income and the combination of stock repurchases and dividends represented 77% of net income. In first quarter 2005, we issued $450 million of common stock under various employee benefit and director plans and under our dividend reinvestment program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	future credit losses and nonperforming assets, including the future amount of nonaccrual loans;
•	the impact of new accounting standards, including the impact on our earnings per share of the adoption of FAS 123R;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	future integration expenses relating to the Strong Financial transaction;
•	the timing of the closing of pending business combination transactions;
•	future reclassification to earnings of deferred net gains on derivatives; and
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital.

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

There are a number of factors – many beyond our control – that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Balance Sheet Analysis”). Factors relating to the regulation and supervision are described in our 2004 Form 10-K. Any factor described in this report or in our 2004 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this report or in our 2004 Form 10-K that could cause results to differ from our expectations.

Industry Factors

As a financial services company, our earnings are significantly affected by general business and economic conditions.

Our business and earnings are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. For example, an economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes could decrease the demand for loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. Banks, securities firms and insurance companies now can merge by creating a “financial holding company,” which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Recently, a number of foreign banks have acquired financial services companies in the United States, further increasing competition in the U.S. market. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and some have lower cost structures.

We are heavily regulated by federal and state agencies.

The Parent, our subsidiary banks and many of our nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to the “Regulation and Supervision” section and to Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2004 Form 10-K.

Future legislation could change our competitive position.

Legislation is from time to time introduced in the Congress, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our financial condition or results of operations.

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

The Parent relies on dividends from its subsidiaries for most of its revenue.

The Parent is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the Parent. Also, the Parent’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and

Supervision – Dividend Restrictions” and “ – Holding Company Structure” in our 2004 Form 10-K.

Our accounting policies and methods are key to how we report our financial condition and results of operations. They may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2004 Form 10-K describes our significant accounting policies.

Three accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions. These critical accounting policies relate to: (1) the allowance for credit losses, (2) the valuation of mortgage servicing rights, and (3) pension accounting. Because of the uncertainty of estimates about these matters, we cannot provide any assurance that we will not:

•	significantly increase our allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided;
•	recognize significant provision for impairment of our mortgage servicing rights; or
•	significantly increase our pension liability.

For more information, see “Critical Accounting Policies” in our 2004 Form 10-K and refer in this report to “Balance Sheet Analysis” and “Asset/Liability and Market Risk Management.”

Changes in accounting standards could materially impact our financial statements.

From time to time the Financial Accounting Standards Board (FASB) and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

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

Merchant Banking. Our merchant banking business, which includes venture capital investments, has a much greater risk of capital losses than our traditional banking business. Also, it is difficult to predict the timing of any gains from this business. Realization of gains from our venture capital investments depends on a number of factors – many beyond our control – including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Factors, such as a slowdown in consumer demand or a decline in capital spending, could result in declines in the values of our publicly-traded and private equity securities. If we determine that the declines are other than temporary, additional impairment charges would be recognized. Also, we will realize losses to the extent we sell securities at less than book value. For more information, see in this report “Balance Sheet Analysis – Securities Available for Sale.”

Mortgage Banking. The effect of interest rates on our mortgage business can be large and complex. Changes in interest rates can affect loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. We use dynamic, sophisticated models to assess the effect of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights. The estimates of net income and fair value produced by these models, however, depend on assumptions of future loan demand, prepayment speeds and other factors that may overstate or understate actual experience. We use derivatives to hedge the value of our servicing portfolio but they do not cover the full value of the portfolio. We cannot assure that the hedges will offset significant decreases in the value of the portfolio. For more information, see “Critical Accounting Policies – Valuation of Mortgage Servicing Rights” in our 2004 Form 10-K and “Asset /Liability and Market Risk Management” in this report.

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

We must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to sell banks or branches as a condition to receiving regulatory approval.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2005, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2005	2004

INTEREST INCOME
Trading assets	$44	$34
Securities available for sale	456	445
Mortgages held for sale	430	334
Loans held for sale	112	63
Loans	4,780	3,957
Other interest income	51	25

Total interest income	5,873	4,858

INTEREST EXPENSE
Deposits	692	370
Short-term borrowings	149	63
Long-term debt	579	375

Total interest expense	1,420	808

NET INTEREST INCOME	4,453	4,050
Provision for credit losses	585	404

Net interest income after provision for credit losses	3,868	3,646

NONINTEREST INCOME
Service charges on deposit accounts	578	594
Trust and investment fees	602	535
Card fees	326	282
Other fees	453	411
Mortgage banking	814	315
Operating leases	208	209
Insurance	337	317
Net gains (losses) on debt securities available for sale	(4)	33
Net gains from equity investments	71	95
Other	251	306

Total noninterest income	3,636	3,097

NONINTEREST EXPENSE
Salaries	1,480	1,277
Incentive compensation	465	391
Employee benefits	547	492
Equipment	370	301
Net occupancy	404	294
Operating leases	158	155
Other	1,268	1,119

Total noninterest expense	4,692	4,029

INCOME BEFORE INCOME TAX EXPENSE	2,812	2,714
Income tax expense	956	947

NET INCOME	$1,856	$1,767

EARNINGS PER COMMON SHARE	$1.09	$1.04
DILUTED EARNINGS PER COMMON SHARE	$1.08	$1.03
DIVIDENDS DECLARED PER COMMON SHARE	$.48	$.45
Average common shares outstanding	1,695.4	1,699.3
Diluted average common shares outstanding	1,715.7	1,721.2

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2005	2004	2004

ASSETS
Cash and due from banks	$13,467	$12,903	$13,972
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,784	5,020	3,206
Trading assets	8,487	9,000	10,538
Securities available for sale	31,685	33,717	32,857
Mortgages held for sale	38,724	29,723	26,361
Loans held for sale	1,769	8,739	8,037
Loans	290,588	287,586	264,216
Allowance for loan losses	(3,783)	(3,762)	(3,891)

Net loans	286,805	283,824	260,325

Mortgage servicing rights, net	8,972	7,901	6,097
Premises and equipment, net	3,898	3,850	3,545
Goodwill	10,645	10,681	10,403
Other assets	26,407	22,491	22,013

Total assets	$435,643	$427,849	$397,354

LIABILITIES
Noninterest-bearing deposits	$82,872	$81,082	$78,253
Interest-bearing deposits	190,291	193,776	170,116

Total deposits	273,163	274,858	248,369
Short-term borrowings	24,451	21,962	20,397
Accrued expenses and other liabilities	22,649	19,583	19,756
Long-term debt	76,903	73,580	73,390

Total liabilities	397,166	389,983	361,912

STOCKHOLDERS’ EQUITY
Preferred stock	535	270	452
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,843	9,806	9,711
Retained earnings	27,512	26,482	23,796
Cumulative other comprehensive income	693	950	1,057
Treasury stock – 44,059,109 shares, 41,789,388 shares and 39,199,710 shares	(2,428)	(2,247)	(1,984)
Unearned ESOP shares	(572)	(289)	(484)

Total stockholders’ equity	38,477	37,866	35,442

Total liabilities and stockholders’ equity	$435,643	$427,849	$397,354

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income
Net income					1,767				1,767
Other comprehensive income, net of tax:
Translation adjustments						(2)			(2)
Net unrealized gains on securities available for sale and other retained interests, net of reclassification of $58 million of net gains included in net income						106			106
Net unrealized gains on derivatives and hedging activities, net of reclassification of $314 million of net losses on cash flow hedges included in net income						15			15

Total comprehensive income									1,886
Common stock issued	8,682,149			42	(47)		409		404
Common stock repurchased	(11,077,068)						(633)		(633)
Preferred stock (321,000) issued to ESOP		321		23				(344)	—
Preferred stock released to ESOP				(6)				89	83
Preferred stock (83,127) converted to common shares	1,466,860	(83)		9			74		—
Common stock dividends					(765)				(765)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							(1)		(1)
Other, net					(1)				(1)

Net change	(928,059)	238	—	68	954	119	(151)	(255)	973

BALANCE MARCH 31, 2004	1,697,181,315	$452	$2,894	$9,711	$23,796	$1,057	$(1,984)	$(484)	$35,442

BALANCE DECEMBER 31, 2004	1,694,591,637	$270	$2,894	$9,806	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income
Net income					1,856				1,856
Other comprehensive income, net of tax:
Translation adjustments						(1)			(1)
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $9 million of net gains included in net income						(292)			(292)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $20 million of net gains on cash flow hedges included in net income						36			36

Total comprehensive income									1,599
Common stock issued	6,505,126			12	(11)		352		353
Common stock repurchased	(10,400,245)						(623)		(623)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(7)				104	97
Preferred stock (97,203) converted to common shares	1,625,398	(97)		7			90		—
Common stock dividends					(815)				(815)
Other, net		(1)		1					—

Net change	(2,269,721)	265	—	37	1,030	(257)	(181)	(283)	611

BALANCE MARCH 31, 2005	1,692,321,916	$535	$2,894	$9,843	$27,512	$693	$(2,428)	$(572)	$38,477

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2005	2004

Cash flows from operating activities:
Net income	$1,856	$1,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	585	404
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	(271)	400
Depreciation and amortization	1,053	866
Net gains on securities available for sale	(7)	(85)
Net gains on mortgage loan origination/sales activities	(293)	(98)
Net losses (gains) on sales of loans	39	(4)
Net losses (gains) on dispositions of premises and equipment	(6)	9
Net gains on dispositions of operations	(1)	(1)
Release of preferred shares to ESOP	97	83
Net decrease (increase) in trading assets	513	(1,619)
Net increase in deferred income taxes	461	87
Net decrease (increase) in accrued interest receivable	(82)	1
Net increase in accrued interest payable	130	38
Originations of mortgages held for sale	(44,189)	(47,228)
Proceeds from sales of mortgages held for sale	48,123	50,439
Principal collected on mortgages held for sale	518	294
Net increase in loans held for sale	(471)	(540)
Other assets, net	(1,339)	(1,757)
Other accrued expenses and liabilities, net	2,702	2,319

Net cash provided by operating activities	9,418	5,375

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	1,966	1,064
Proceeds from prepayments and maturities	1,699	2,132
Purchases	(2,183)	(2,657)
Net cash acquired from (paid for) acquisitions	5	(32)
Increase in banking subsidiaries’ loan originations, net of collections	(4,900)	(8,428)
Proceeds from sales (including participations) of loans by banking subsidiaries	496	400
Purchases (including participations) of loans by banking subsidiaries	(3,136)	(1,116)
Principal collected on nonbank entities’ loans	5,489	4,023
Loans originated by nonbank entities	(7,731)	(6,677)
Proceeds from dispositions of operations	22	1
Proceeds from sales of foreclosed assets	117	53
Net decrease in federal funds sold, securities purchased under resale agreements and other short-term investments	236	527
Net decrease (increase) in mortgage servicing rights	(1,021)	71
Other, net	(2,937)	(1,219)

Net cash used by investing activities	(11,878)	(11,858)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,695)	842
Net increase (decrease) in short-term borrowings	2,489	(4,262)
Proceeds from issuance of long-term debt	9,015	12,336
Repayment of long-term debt	(5,680)	(2,947)
Proceeds from issuance of common stock	329	349
Repurchase of common stock	(623)	(633)
Payment of cash dividends on common stock	(815)	(765)
Other, net	4	(12)

Net cash provided by financing activities	3,024	4,908

Net change in cash and due from banks	564	(1,575)
Cash and due from banks at beginning of quarter	12,903	15,547

Cash and due from banks at end of quarter	$13,467	$13,972

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$1,550	$846
Income taxes	461	677
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$13,448	$112
Net transfers from loans held for sale to loans	7,444	—
Transfers from loans to foreclosed assets	149	121

The accompanying notes are an integral part of these statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. When we refer to “the Company”, “we”, “our” and “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.

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

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K).

Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2004 Form 10-K. There have been no significant changes to these policies.

STOCK-BASED COMPENSATION

We have several stock-based employee compensation plans, which are described more fully in Note 15 (Common Stock and Stock Plans) to Financial Statements in our 2004 Form 10-K. As permitted by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, we have elected to continue applying the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), in accounting for stock-based employee compensation plans. Pro forma net income and earnings per common share information is provided in the table on the following page, as if we accounted for employee stock option plans under the fair value method of FAS 123.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment (FAS 123R), which replaces FAS 123 and supercedes APB 25. Securities and Exchange Commission (SEC) registrants were originally required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, as required, which will require us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. That cost must be recognized in the statement of income over the vesting period of the award.

	Quarter ended March 31		,
(in millions, except per share amounts)	2005	2004

Net income, as reported	$1,856	$1,767
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	1
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(125)	(163)

Net income, pro forma	$1,731	$1,605

Earnings per common share
As reported	$1.09	$1.04
Pro forma	1.02	.94
Diluted earnings per common share
As reported	$1.08	$1.03
Pro forma	1.01	.93

Stock options granted in each of our February 2005 and February 2004 grants, under our Long-Term Incentive Plan, fully vested upon grant, resulting in full recognition of stock-based compensation expense for both grants under the fair value method in the table above.

2.    BUSINESS COMBINATIONS

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

At March 31, 2005, we had two pending business combinations with total assets of approximately $720 million. We expect to complete these transactions in 2005.

3.    FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Federal funds sold and securities purchased under resale agreements	$2,763		$3,009		$1,885
Interest-earning deposits	1,376		1,397		767
Other short-term investments	645		614		554

Total	$4,784		$5,020		$3,206

4.    SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Mar. 31, 2005		Dec. 31, 2004		Mar. 31, 2004
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$935	$939	$1,128	$1,140	$1,193	$1,235
Securities of U.S. states and political subdivisions	3,343	3,492	3,429	3,621	3,138	3,320
Mortgage-backed securities:
Federal agencies	17,937	18,412	20,198	20,944	19,682	20,532
Private collateralized mortgage obligations (1)	4,784	4,849	4,082	4,199	3,733	3,922

Total mortgage-backed securities	22,721	23,261	24,280	25,143	23,415	24,454
Other	3,083	3,158	2,974	3,117	3,074	3,271

Total debt securities	30,082	30,850	31,811	33,021	30,820	32,280
Marketable equity securities	673	835	507	696	414	577

Total	$30,755	$31,685	$32,318	$33,717	$31,234	$32,857

(1)	A majority of all private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Estimated unrealized gross gains	$1,043		$1,438		$1,661
Estimated unrealized gross losses	(113)		(39)		(38)

Estimated unrealized net gains	$930		$1,399		$1,623

The following table shows the realized net gains on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter ended March 31		,
(in millions)	2005	2004

Realized gross gains	$113	$96
Realized gross losses (1)	(106)	(11)

Realized net gains	$7	$85

(1)	Includes other-than-temporary impairment of $10 million for first quarter 2005 and none for first quarter 2004.

5.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,793 million, $3,766 million and $3,681 million, at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$56,245		$54,517		$48,034
Other real estate mortgage	29,941		29,804		28,323
Real estate construction	9,392		9,025		8,259
Lease financing	5,121		5,169		5,018

Total commercial and commercial real estate	100,699		98,515		89,634
Consumer:
Real estate 1-4 family first mortgage	77,281		87,686		90,563
Real estate 1-4 family junior lien mortgage	53,867		52,190		40,281
Credit card	10,128		10,260		8,357
Other revolving credit and installment	44,250		34,725		32,755

Total consumer	185,526		184,861		171,956
Foreign	4,363		4,210		2,626

Total loans	$290,588		$287,586		$264,216

      The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Impairment measurement based on:
Collateral value method	$198		$183		$324
Discounted cash flow method	99		126		197

Total (1)	$297		$309		$521

(1)	Includes $89 million, $107 million and $40 million of impaired loans with a related allowance of $17 million, $17 million and $6 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

The average recorded investment in impaired loans during first quarter 2005 and 2004 was $302 million and $568 million, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2005	2004

Balance, beginning of period	$3,950	$3,891

Provision for credit losses	585	404
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(84)	(111)
Other real estate mortgage	(3)	(7)
Real estate construction	(5)	(3)
Lease financing	(10)	(12)

Total commercial and commercial real estate	(102)	(133)
Consumer:
Real estate 1-4 family first mortgage	(36)	(13)
Real estate 1-4 family junior lien mortgage	(33)	(29)
Credit card	(127)	(109)
Other revolving credit and installment	(350)	(224)

Total consumer	(546)	(375)
Foreign	(81)	(28)

Total loan charge-offs	(729)	(536)

Loan recoveries:
Commercial and commercial real estate:
Commercial	30	42
Other real estate mortgage	8	2
Real estate construction	—	1
Lease financing	5	6

Total commercial and commercial real estate	43	51
Consumer:
Real estate 1-4 family first mortgage	3	1
Real estate 1-4 family junior lien mortgage	6	4
Credit card	21	15
Other revolving credit and installment	63	56

Total consumer	93	76
Foreign	8	5

Total loan recoveries	144	132

Net loan charge-offs	(585)	(404)

Balance, end of period	$3,950	$3,891

Components:
Allowance for loan losses	$3,783	$3,891
Reserve for unfunded credit commitments (1)	167	—

Allowance for credit losses	$3,950	$3,891

Net loan charge-offs (annualized) as a percentage of average total loans	.83%	.63%
Allowance for loan losses as a percentage of total loans	1.30%	1.47%
Allowance for credit losses as a percentage of total loans	1.36	1.47

(1)	Effective September 30, 2004, we transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

6.    OTHER ASSETS

The components of other assets were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2005		2004		2004

Nonmarketable equity investments:
Private equity investments	$1,458		$1,449		$1,693
Federal bank stock	1,697		1,713		1,732
All other	2,025		2,067		1,633

Total nonmarketable equity investments (1)	5,180		5,229		5,058
Operating lease assets	3,530		3,642		3,397
Accounts receivable	4,050		2,682		2,348
Interest receivable	1,565		1,483		1,286
Core deposit intangibles	572		603		703
Foreclosed assets	207		212		222
Due from customers on acceptances	141		170		130
Other	11,162		8,470		8,869

Total other assets	$26,407		$22,491		$22,013

(1)	At March 31, 2005, December 31, 2004, and March 31, 2004, $3.3 billion, $3.3 billion and $3.0 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

Income related to nonmarketable equity investments was:

	Quarter
	ended March 31		,
(in millions)	2005	2004

Nonmarketable equity investments:
Net gains from private equity investments	$60	$43
Net gains (losses) from all other nonmarketable equity investments	(4)	14

Net gains from nonmarketable equity investments	$56	$57

7.    INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at March 31, 2005 and 2004 was:

	March 31				,
	2005		2004
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$20,173	$9,907	$16,392	$8,122
Core deposit intangibles	2,423	1,851	2,426	1,723
Other	568	309	394	279

Total amortized intangible assets	$23,164	$12,067	$19,212	$10,124

Unamortized intangible asset (trademark)	$14		$14

(1)	See Note 14 for additional information on mortgage servicing rights and the related valuation allowance.

As of March 31, 2005, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Three months ended March 31, 2005 (actual)	$470	$32	$13	$515

Estimate for year ended December 31,
2005	$1,807	$123	$51	$1,981
2006	1,511	110	46	1,667
2007	1,216	100	43	1,359
2008	996	92	26	1,114
2009	837	85	23	945
2010	702	76	22	800

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of March 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at March 31, 2005. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8.    GOODWILL

The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

Balance December 31, 2003	$7,286	$2,735	$350	$10,371
Goodwill from business combinations	—	32	—	32

Balance March 31, 2004	$7,286	$2,767	$350	$10,403

Balance December 31, 2004	$7,291	$3,037	$353	$10,681
Reduction in goodwill related to divested business	(31)	—	—	(31)
Revision in goodwill related to business combinations	—	(5)	—	(5)

Balance March 31, 2005	$7,260	$3,032	$353	$10,645

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

March 31, 2004	$3,439	$817	$350	$5,797	$10,403

March 31, 2005	$3,413	$1,082	$353	$5,797	$10,645

9.    PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2005		2004		2004		2005		2004		2004		Minimum	Maximum
ESOP Preferred Stock (1):
2005	270,737		—		—		$271		$—		$—		9.75%	10.75%
2004	84,480		89,420		237,903		84		90		238		8.50	9.50
2003	60,513		60,513		68,208		61		61		68		8.50	9.50
2002	46,694		46,694		53,641		47		47		54		10.50	11.50
2001	34,279		34,279		40,206		34		34		40		10.50	11.50
2000	24,362		24,362		29,492		24		24		30		11.50	12.50
1999	8,722		8,722		11,032		9		9		11		10.30	11.30
1998	2,985		2,985		4,075		3		3		4		10.75	11.75
1997	2,206		2,206		4,081		2		2		4		9.50	10.50
1996	382		382		2,927		—		—		3		8.50	9.50
1995	—		—		408		—		—		—		10.00	10.00

Total ESOP Preferred Stock	535,360		269,563		451,973		$535		$270		$452

Unearned ESOP shares (2)							$(572)		$(289)		$(484)

(1)	Liquidation preference $1,000.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10.    EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

We expect that we will not be required to make a minimum contribution in 2005 for the Cash Balance Plan. The maximum contribution amount in 2005 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2005 to the Cash Balance Plan.

The net periodic benefit cost for first quarter 2005 and 2004 was:

	Quarter ended March 31					,
	2005			2004
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$52	$5	$5	$40	$5	$3
Interest cost	55	3	11	51	3	10
Expected return on plan assets	(98)	—	(6)	(78)	—	(5)
Recognized net actuarial loss (1)	17	1	2	11	—	1
Amortization of prior service cost	(1)	(1)	—	—	—	(1)

Net periodic benefit cost	$25	$8	$12	$24	$8	$8

(1)	Net actuarial loss is generally amortized over five years.

11.    EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2005	2004

Net income (numerator)	$1,856	$1,767

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,695.4	1,699.3

Per share	$1.09	$1.04

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,695.4	1,699.3
Add: Stock options	20.0	21.5
Restricted share rights	.3	.4

Diluted average common shares outstanding (denominator)	1,715.7	1,721.2

Per share	$1.08	$1.03

In first quarter 2005 and 2004, options to purchase 2.6 million and 2.2 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

12.    OPERATING SEGMENTS

We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. In first quarter 2005, results for prior periods have been restated for comparability due to such a change.

The Community Banking Group offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance, securities brokerage through affiliates and venture capital financing. These products and services include Wells Fargo Advantage FundsSM, a family of mutual funds, as well as personal trust, employee benefit trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (auto, recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, medical savings accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.

Community Banking serves customers through a wide range of channels, which include traditional banking stores, in-store banking centers, business centers and ATMs. Also, Phone BankSM centers and the National Business Banking Center provide 24-hour telephone service. Online banking services include single sign-on to online banking, bill pay and brokerage, as well as online banking for small business.

The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products such as the CEO® (Commercial Electronic Office®) portal, insurance brokerage services and investment banking services. Wholesale Banking manages and administers institutional investments and mutual funds, including the Wells Fargo Advantage Funds. Upon the April 2005 merger of the Wells Fargo Funds® and certain funds acquired in the Strong Financial transaction, we renamed our mutual fund family the Wells Fargo Advantage

Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States and in Canada, Latin America, the Caribbean, Guam and Saipan. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.

The “Other” Column consists of unallocated goodwill balances held at the enterprise level. This column also may include separately identified transactions recorded at the enterprise level for management reporting.

(income/expense in millions,	Community		Wholesale		Wells Fargo				Consolidated
average balances in billions)	Banking		Banking		Financial		Other		Company
Quarter ended March 31,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Net interest income (1)	$3,119	$2,844	$565	$562	$769	$644	$—	$—	$4,453	$4,050
Provision for credit losses	203	214	4	23	378	167	—	—	585	404
Noninterest income	2,699	2,167	845	828	92	102	—	—	3,636	3,097
Noninterest expense	3,507	2,994	745	669	440	366	—	—	4,692	4,029

Income before income tax expense	2,108	1,803	661	698	43	213	—	—	2,812	2,714
Income tax expense	704	620	236	250	16	77	—	—	956	947

Net income	$1,404	$1,183	$425	$448	$27	$136	$—	$—	$1,856	$1,767

Average loans	$192.6	$180.3	$59.5	$50.3	$35.2	$25.8	$—	$—	$287.3	$256.4
Average assets	302.9	277.7	85.1	75.7	37.2	27.4	5.8	5.8	431.0	386.6
Average core deposits	206.2	188.3	25.6	24.7	—	.1	—	—	231.8	213.1

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.

13.    VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Substantially all of these entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $6 billion in total assets at both March 31, 2005, and December 31, 2004. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against our general credit.

We hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $3 billion in total assets at both March 31, 2005, and December 31, 2004. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $900 million at March 31, 2005, and $950 million at December 31, 2004.

14.    MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter ended March 31		,
(in millions)	2005	2004

Servicing fees, net of amortization and provision for impairment	$456	$166
Net gains on mortgage loan origination/sales activities	293	98
All other	65	51

Total mortgage banking noninterest income	$814	$315

Each quarter, we evaluate mortgage servicing rights (MSRs) for possible impairment based on the difference between the carrying amount and current fair value of the MSRs. If a temporary impairment exists, we establish a valuation allowance for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. We have a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals. (See Note 1 – Transfers and Servicing of Financial Assets to Financial Statements in our 2004 Form 10-K for additional discussion of our policy for valuation of MSRs.)

The changes in mortgage servicing rights were:

	Quarter ended March 31	,
(in millions)	2005	2004

Mortgage servicing rights:
Balance, beginning of quarter	$9,466	$8,848
Originations (1)	385	338
Purchases (1)	535	268
Amortization	(470)	(511)
Write-down	—	(169)
Other (includes changes in mortgage servicing rights due to hedging)	350	(504)

Balance, end of quarter	$10,266	$8,270

Valuation allowance:
Balance, beginning of quarter	$1,565	$1,942
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	(271)	400
Write-down of mortgage servicing rights	—	(169)

Balance, end of quarter	$1,294	$2,173

Mortgage servicing rights, net	$8,972	$6,097

Ratio of mortgage servicing rights to related loans serviced for others	1.24%	1.00%

(1)	Based on March 31, 2005, assumptions, the weighted-average amortization period for mortgage servicing rights added during the quarter was approximately 5.0 years.

The components of the managed servicing portfolio were:

	March 31		,
(in billions)	2005	2004

Loans serviced for others	$724	$609
Owned loans serviced (portfolio and held for sale)	116	116

Total owned servicing	840	725
Sub-servicing	33	28

Total managed servicing portfolio	$873	$753

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

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,750	$—	$—	$(2,750)	$—
Nonbank	105	—	—	(105)	—
Interest income from loans	—	1,001	3,779	—	4,780
Interest income from subsidiaries	434	—	—	(434)	—
Other interest income	28	34	1,031	—	1,093

Total interest income	3,317	1,035	4,810	(3,289)	5,873

Deposits	—	—	692	—	692
Short-term borrowings	50	33	180	(114)	149
Long-term debt	369	308	132	(230)	579

Total interest expense	419	341	1,004	(344)	1,420

NET INTEREST INCOME	2,898	694	3,806	(2,945)	4,453
Provision for credit losses	—	350	235	—	585

Net interest income after provision for credit losses	2,898	344	3,571	(2,945)	3,868

NONINTEREST INCOME
Fee income – nonaffiliates	—	54	1,905	—	1,959
Other	24	47	1,638	(32)	1,677

Total noninterest income	24	101	3,543	(32)	3,636

NONINTEREST EXPENSE
Salaries and benefits	30	241	2,221	—	2,492
Other	37	181	2,104	(122)	2,200

Total noninterest expense	67	422	4,325	(122)	4,692

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,855	23	2,789	(2,855)	2,812
Income tax expense (benefit)	(17)	8	965	—	956
Equity in undistributed income of subsidiaries	(1,016)	—	—	1,016	—

NET INCOME	$1,856	$15	$1,824	$(1,839)	$1,856

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$500	$—	$—	$(500)	$—
Nonbank	139	—	—	(139)	—
Interest income from loans	—	807	3,150	—	3,957
Interest income from subsidiaries	200	—	—	(200)	—
Other interest income	23	19	859	—	901

Total interest income	862	826	4,009	(839)	4,858

Deposits	—	—	370	—	370

Short-term borrowings	21	8	83	(49)	63
Long-term debt	163	241	98	(127)	375

Total interest expense	184	249	551	(176)	808

NET INTEREST INCOME	678	577	3,458	(663)	4,050
Provision for credit losses	—	161	243	—	404

Net interest income after provision for credit losses	678	416	3,215	(663)	3,646

NONINTEREST INCOME
Fee income – nonaffiliates	—	56	1,766	—	1,822
Other	42	48	1,200	(15)	1,275

Total noninterest income	42	104	2,966	(15)	3,097

NONINTEREST EXPENSE
Salaries and benefits	25	221	1,914	—	2,160
Other	13	121	1,777	(42)	1,869

Total noninterest expense	38	342	3,691	(42)	4,029

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	682	178	2,490	(636)	2,714
Income tax expense (benefit)	(8)	63	892	—	947
Equity in undistributed income of subsidiaries	1,077	—	—	(1,077)	—

NET INCOME	$1,767	$115	$1,598	$(1,713)	$1,767

Condensed Consolidating Balance Sheet

	March 31, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$11,014	$170	$—	$(11,184)	$—
Nonaffiliates	220	487	17,544	—	18,251
Securities available for sale	1,403	1,827	28,460	(5)	31,685
Mortgages and loans held for sale	—	149	40,344	—	40,493
Loans	1	35,449	255,138	—	290,588
Loans to subsidiaries:
Bank	1,700	—	—	(1,700)	—
Nonbank	39,377	872	—	(40,249)	—
Allowance for loan losses	—	(949)	(2,834)	—	(3,783)

Net loans	41,078	35,372	252,304	(41,949)	286,805

Investments in subsidiaries:
Bank	34,033	—	—	(34,033)	—
Nonbank	4,304	—	—	(4,304)	—
Other assets	6,265	846	52,767	(1,469)	58,409

Total assets	$98,317	$38,851	$391,419	$(92,944)	$435,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$284,347	$(11,184)	$273,163
Short-term borrowings	57	6,343	31,075	(13,024)	24,451
Accrued expenses and other liabilities	2,984	1,317	20,631	(2,283)	22,649
Long-term debt	54,087	28,785	19,580	(25,549)	76,903
Indebtedness to subsidiaries	2,712	—	(14)	(2,698)	—

Total liabilities	59,840	36,445	355,619	(54,738)	397,166
Stockholders’ equity	38,477	2,406	35,800	(38,206)	38,477

Total liabilities and stockholders’ equity	$98,317	$38,851	$391,419	$(92,944)	$435,643

Condensed Consolidating Balance Sheet

	March 31, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$8,823	$18	$—	$(8,841)	$—
Nonaffiliates	216	111	16,851	—	17,178
Securities available for sale	1,426	1,792	29,644	(5)	32,857
Mortgages and loans held for sale	—	27	34,371	—	34,398
Loans	1	26,460	237,755	—	264,216
Loans to nonbank subsidiaries	28,209	826	—	(29,035)	—
Allowance for loan losses	—	(824)	(3,067)	—	(3,891)

Net loans	28,210	26,462	234,688	(29,035)	260,325

Investments in subsidiaries:
Bank	33,623	—	—	(33,623)	—
Nonbank	4,062	—	—	(4,062)	—
Other assets	5,720	723	47,103	(950)	52,596

Total assets	$82,080	$29,133	$362,657	$(76,516)	$397,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$101	$257,110	$(8,842)	$248,369
Short-term borrowings	698	3,580	26,809	(10,690)	20,397
Accrued expenses and other liabilities	2,000	1,094	17,606	(944)	19,756
Long-term debt	41,526	22,119	25,855	(16,110)	73,390
Indebtedness to subsidiaries	2,414	—	—	(2,414)	—

Total liabilities	46,638	26,894	327,380	(39,000)	361,912
Stockholders’ equity	35,442	2,239	35,277	(37,516)	35,442

Total liabilities and stockholders’ equity	$82,080	$29,133	$362,657	$(76,516)	$397,354

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,913	$561	$6,944	$9,418

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	47	24	1,895	1,966
Proceeds from prepayments and maturities	25	46	1,628	1,699
Purchases	(76)	(83)	(2,024)	(2,183)
Net cash acquired from acquisitions	—	—	5	5
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(4,900)	(4,900)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	496	496
Purchases (including participations) of loans by banking subsidiaries	—	—	(3,136)	(3,136)
Principal collected on nonbank entities’ loans	—	5,403	86	5,489
Loans originated by nonbank entities	—	(7,719)	(12)	(7,731)
Net advances to nonbank entities	(1,905)	—	1,905	—
Capital notes and term loans made to subsidiaries	(2,505)	—	2,505	—
Principal collected on notes/loans made to subsidiaries	401	—	(401)	—
Net decrease (increase) in investment in subsidiaries	148	—	(148)	—
Other, net	—	(25)	(3,558)	(3,583)

Net cash used by investing activities	(3,865)	(2,354)	(5,659)	(11,878)

Cash flows from financing activities:
Net decrease in deposits	—	—	(1,695)	(1,695)
Net increase in short-term borrowings	619	681	1,189	2,489
Proceeds from issuance of long-term debt	5,771	1,743	1,501	9,015
Repayment of long-term debt	(1,814)	(456)	(3,410)	(5,680)
Proceeds from issuance of common stock	329	—	—	329
Repurchase of common stock	(623)	—	—	(623)
Payment of cash dividends on common stock	(815)	—	—	(815)
Other, net	—	—	4	4

Net cash provided (used) by financing activities	3,467	1,968	(2,411)	3,024

Net change in cash and due from banks	1,515	175	(1,126)	564
Cash and due from banks at beginning of quarter	9,719	482	2,702	12,903

Cash and due from banks at end of quarter	$11,234	$657	$1,576	$13,467

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

16.    GUARANTEES

We provide guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $9.8 billion and $9.4 billion at March 31, 2005, and December 31, 2004, respectively, including financial guarantees of $5.5 billion and $5.3 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.8 billion and $1.7 billion at March 31, 2005, and December 31, 2004, respectively. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $689 million and $731 million at March 31, 2005, and December 31, 2004, respectively. We have also provided a back-up liquidity facility to a commercial paper conduit that we consider to be a financial guarantee, which would have required us to advance, under certain conditions, up to $860 million at both March 31, 2005, and December 31, 2004. This back-up liquidity facility has been included within our commercial loan commitments and was substantially collateralized in the event it was drawn upon.

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

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. At March 31, 2005, and December 31, 2004, the fair value of the written options liability in our balance sheet was $703 million and $374 million, respectively, and the aggregate written floors and caps liability was $70 million and $227 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. At March 31, 2005, and December 31, 2004, the notional value related to written options was $64.4 billion and $29.7 billion, respectively, and the aggregate notional value related to written floors and caps was $9.7 billion and $34.7 billion, respectively. We offset substantially all options written to customers with purchased options.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $7 million liability at March 31, 2005, and a $2 million liability at December 31, 2004. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.7 billion and $2.6 billion based on notional value at March 31, 2005, and December 31, 2004, respectively. We purchased $2.8 billion notional of credit default swaps to mitigate the exposure of the written credit default swaps at March 31, 2005, and December 31, 2004. Almost all of these purchased credit default swaps had terms (i.e., use the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At March 31, 2005, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 30 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable. However our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $250 million at March 31, 2005, and $370 million at December 31, 2004.

17.    REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively.

We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with Federal Reserve Board risk-based capital guidelines was $4.1 billion at March 31, 2005. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of March 31, 2005:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$44.0	12.37%	≥	$ 28.4	≥	8.00%
Wells Fargo Bank, N.A.	32.6	11.23	≥	23.2	≥	8.00		≥	$ 29.1	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$29.8	8.40%	≥	$ 14.2	≥	4.00%
Wells Fargo Bank, N.A.	22.9	7.87	≥	11.6	≥	4.00		≥	$ 17.4	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$29.8	7.17%	≥	$ 16.6	≥	4.00%	(1)
Wells Fargo Bank, N.A.	22.9	6.45	≥	14.2	≥	4.00	(1)	≥	$ 17.7	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2005, Wells Fargo Bank, N.A. met these requirements.

18.    DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $228 million and $345 million in first quarter 2005 and 2004, respectively. The ineffective portion of the change in value of these derivatives was a net loss of $143 million and a net gain of $193 million in first quarter 2005 and 2004, respectively. The net derivative gain was $85 million and $538 million in first quarter 2005 and 2004, respectively. Net derivative gains and losses related to our mortgage servicing activities are included in “Servicing fees, net of amortization and provision for impairment” in Note 14.

We use derivatives to hedge changes in fair value of our commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. We originate a portion of these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $5 million in both first quarter 2005 and 2004, recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate hedges, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

We also enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in first quarter 2005 or 2004. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At March 31, 2005, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans to fixed rates and to hedge forecasted sales of mortgage loans. We also hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We recognized a net gain of $12 million in first quarter 2005 and a net loss of $14 million in first quarter 2004, which represents the total ineffectiveness of cash flow hedges. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of March 31, 2005, all designated cash flow hedges continued to qualify as cash flow hedges.

At March 31, 2005, we expected that $28 million of deferred net gains on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $3 million of deferred net gains at March 31, 2004. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of one year for hedges converting floating-rate loans to fixed, ten years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.

Free-Standing Derivatives

Interest rate lock commitments for residential mortgage loans that we intend to resell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is economically hedged with options, futures and forwards. The aggregate fair value of derivative loan commitments on the consolidated balance sheet at March 31, 2005, and December 31, 2004, was a net liability of $213 million and $38 million, respectively; and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.

Derivative Financial Instruments – Summary Information

The total credit risk amount and estimated net fair value for derivatives at March 31, 2005, and December 31, 2004, were:

	March 31, 2005		December 31, 2004
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$813	$196	$839	$694
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,598	(105)	1,864	(51)
Commodity contracts	488	19	197	(14)
Equity contracts	197	(8)	189	8
Foreign exchange contracts	382	85	621	71
Credit contracts	31	(27)	36	(22)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2005.

			Total number of
		Weighted-	shares repurchased	Maximum number of
	Total number	average	as part of publicly	shares that may yet
Calendar	of shares	price paid	announced	be repurchased under
month	repurchased (1)	per share	authorizations (1)	the authorizations
January	807,048	$60.86	807,048	37,178,205
February	2,549,382	60.43	2,549,382	34,628,823
March	7,043,815	59.57	7,043,815	27,585,008

Total	10,400,245		10,400,245

(1)	All shares were repurchased under two authorizations each covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on April 27, 2004, and January 25, 2005, respectively. Unless modified or revoked by the Board, these authorizations do not expire.

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

3(e)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(f)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

(g)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(h)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(i)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(j)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(k)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(l)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(m)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(n)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(o)	Certificate of Designations for the Company’s 2005 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated March 15, 2005

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Supplemental 401(k) Plan, as amended through January 1, 2005, filed herewith

(b)	Supplemental Cash Balance Plan, as amended through January 1, 2005, filed herewith

(c)	Form of Non-Qualified Stock Option Agreement for February 22, 2005 grants to executive officers, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed February 28, 2005

(d)	Resolutions of Board of Directors increasing fees payable to non-employee directors and resolutions of Governance and Nominating Committee increasing formula stock awards payable to non-employee directors under the Directors Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed January 31, 2005

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 2.91 and 4.16 for the quarters ended March 31, 2005 and 2004, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.61 and 6.56 for the quarters ended March 31, 2005 and 2004, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2005	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)