Form 10-Q
period 2005-06-30
WELLS FARGO & CO/MN
filed 2005-08-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 29, 2005
Common stock, $1-2/3 par value	1,688,033,453

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2005 from		Six months ended
	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
(in millions, except per share amounts)	2005	2005	2004	2005	2004	2005	2004	Change

For the Period
Net income	$1,910	$1,856	$1,714	3%	11%	$3,766	$3,481	8%
Diluted earnings per common share	1.12	1.08	1.00	4	12	2.20	2.03	8
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.76%	1.75%	1.68%	1	5	1.75%	1.76%	(1)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.76	19.60	19.57	1	1	19.68	19.94	(1)
Efficiency ratio (1)	57.9	58.0	58.6	—	(1)	58.0	57.5	1
Total revenue	$7,865	$8,089	$7,426	(3)	6	$15,954	$14,573	9
Dividends declared per common share	.48	.48	.45	—	7	.96	.90	7
Average common shares outstanding	1,687.7	1,695.4	1,688.1	—	—	1,691.5	1,693.7	—
Diluted average common shares outstanding	1,707.2	1,715.7	1,708.3	—	—	1,711.4	1,714.8	—
Average loans	$295,636	$287,282	$266,231	3	11	$291,483	$261,340	12
Average assets	435,091	430,990	410,544	1	6	433,052	398,579	9
Average core deposits (2)	238,308	231,847	224,920	3	6	235,096	219,033	7
Average retail core deposits (3)	198,805	192,621	182,613	3	9	195,730	179,403	9
Net interest margin	4.89%	4.87%	4.83%	—	1	4.88%	4.89%	—
At Period End
Securities available for sale	$29,216	$31,685	$36,771	(8)	(21)	$29,216	$36,771	(21)
Loans	301,739	290,588	269,731	4	12	301,739	269,731	12
Allowance for loan losses	3,775	3,783	3,940	—	(4)	3,775	3,940	(4)
Goodwill	10,647	10,645	10,430	—	2	10,647	10,430	2
Assets	434,981	435,643	420,305	—	3	434,981	420,305	3
Core deposits (2)	239,615	234,984	222,166	2	8	239,615	222,166	8
Stockholders’ equity	39,278	38,477	35,478	2	11	39,278	35,478	11
Tier 1 capital (4)	30,610	29,830	27,130	3	13	30,610	27,130	13
Total capital (4)	43,485	43,963	39,049	(1)	11	43,485	39,049	11
Capital ratios
Stockholders’ equity to assets	9.03%	8.83%	8.44%	2	7	9.03%	8.44%	7
Risk-based capital (4)
Tier 1 capital	8.57	8.40	8.24	2	4	8.57	8.24	4
Total capital	12.17	12.37	11.86	(2)	3	12.17	11.86	3
Tier 1 leverage (4)	7.28	7.17	6.84	2	6	7.28	6.84	6
Book value per common share	$23.30	$22.76	$21.03	2	11	$23.30	$21.03	11
Team members (active, full-time equivalent)	148,600	147,000	142,600	1	4	148,600	142,600	4
Common Stock Price
High	$62.22	$62.75	$59.72	(1)	4	$62.75	$59.72	5
Low	57.77	58.15	54.32	(1)	6	57.77	54.32	6
Period end	61.58	59.80	57.23	3	8	61.58	57.23	8

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	Retail core deposits consist of total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(4)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2005, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” in this Report for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $435 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at June 30, 2005. When we refer to “the Company”, “we”, “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the Parent, we mean Wells Fargo & Company.

Diluted earnings per share were a record $1.12, up 12% from $1.00 in second quarter 2004 and up 15% (annualized) from $1.08 in first quarter 2005. We continued to have strong growth in loans and core deposits, revenue growth again exceeded expense growth, credit quality remained excellent, and our net interest margin improved further in the quarter. Despite a $559 million decline in revenue from Wells Fargo Home Mortgage (Home Mortgage), consolidated earnings per share were up 12% in second quarter 2005 from a year ago, led by double-digit revenue growth in our businesses other than Home Mortgage. We achieved strong double-digit, year-over-year profit growth in regional banking, consumer finance, middle market/large corporate banking, asset-based lending, capital markets, corporate trust, international and private equity investing.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that our average banking household now has 4.7 products with us, which we believe is among the highest, if not the highest, in our industry. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 11% and average core deposits up 6%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by maintaining prudent credit policies for underwriting and effective procedures for monitoring and review. We have a well-diversified loan portfolio, measured by industry, geography and product type. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has increased over time due to customer satisfaction, strong financial results, investment in our businesses and the prudent way we attempt to manage our business risks.

Our financial results included the following:

Net income for second quarter 2005 was $1.91 billion, up 11% from $1.71 billion for second quarter 2004. Diluted earnings per common share for second quarter 2005 were $1.12, up 12% from $1.00 for second quarter 2004. Return on average assets (ROA) increased to 1.76% and return on average common equity (ROE) was 19.76% for second quarter 2005.

Net income for the first six months of 2005 was $3.77 billion, or $2.20 per share, compared with $3.48 billion, or $2.03 per share, for the first half of 2004. ROA was 1.75% in the first half of 2005, compared with 1.76% for the first half of 2004. ROE was 19.68% in the first half of 2005, compared with 19.94% for the first half of 2004.

Net interest income on a taxable-equivalent basis was $4.56 billion and $9.05 billion for the second quarter and first half of 2005, respectively, compared with $4.25 billion and $8.33 billion for the same periods of 2004. Net interest income for second quarter 2005 increased 7% from the prior year on 6% earning asset growth and a 6 basis point increase in the net interest margin. Even though we sold $18 billion of adjustable rate mortgages and auto loans in early 2005, earning assets grew 6% to $374.5 billion in second quarter 2005 from a year ago. While temporarily reducing earning asset growth, previous balance sheet repositioning actions contributed to the 6 basis point increase in the margin to 4.89% from 4.83% a year ago. The net interest margin was 4.88% for the first half of 2005 and 4.89% for the same period of 2004.

Noninterest income increased $129 million, or 4%, to $3.33 billion in second quarter 2005 from $3.20 billion in second quarter 2004. Excluding the $256 million decrease in mortgage banking, noninterest income increased 14% from second quarter 2004. Noninterest income increased 11% to $6.97 billion in the first six months of 2005 from $6.30 billion in the first six months of 2004. The growth in noninterest income for both periods reflected double-digit increases in trust and investment fees, card fees, loan fees and gains from equity investments, offset in second quarter 2005 by the decrease in mortgage banking noninterest income.

Revenue, the sum of net interest income and noninterest income, increased 6% to $7.87 billion in second quarter 2005 from $7.43 billion in second quarter 2004. Home Mortgage revenue declined $559 million, or 42%, from $1.3 billion in second quarter 2004 to $774 million in second quarter 2005. Combined revenue of businesses other than Home Mortgage grew 16% in second quarter 2005 from second quarter 2004. Revenue increased 9% to $15.95 billion in the first half of 2005 from $14.57 billion in the first half of 2004. Revenue growth was broad based across most of our businesses and reflected solid growth in both net interest income and noninterest income.

Noninterest expense was $4.55 billion and $9.25 billion for the second quarter and first half of 2005, respectively, compared with $4.35 billion and $8.38 billion for the same periods of 2004.

Loss rates and nonperforming assets continued at or near historical lows. During second quarter 2005, net charge-offs were $454 million, or .62% of average total loans (annualized), compared with $390 million, or .59%, in second quarter 2004. During the first half of 2005, net charge-offs were $1,039 million, or .72%, and included $163 million, or .11%, related to the timing of credit loss recognition at Wells Fargo Financial upon adoption of Federal Financial Institutions Examination Council (FFIEC) guidelines, compared with $794 million, or .61%, during the first half of 2004. The provision for credit losses was $454 million and $1,039 million for the second quarter and first half of 2005, respectively, compared with $440 million and $844 million for the same periods of 2004. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $3.94 billion, or 1.31% of total loans, at June 30, 2005, compared with $3.95 billion, or 1.37%, at December 31, 2004, and $3.94 billion, or 1.46%, at June 30, 2004.

At June 30, 2005, total nonaccrual loans were $1.20 billion, or .40% of total loans, compared with $1.36 billion, or .47%, at December 31, 2004, and $1.38 billion, or .51%, at June 30, 2004. Total nonperforming assets (NPAs) were $1.39 billion, or .46% of total loans, at June 30, 2005, compared with $1.57 billion, or .55%, at December 31, 2004, and $1.62 billion, or .60%, at June 30, 2004. The $181 million decline in NPAs from December 31, 2004, primarily reflected lower consumer NPAs due to the impact of the higher charge-offs at Wells Fargo Financial in first quarter 2005 to conform its credit write-off practices with FFIEC standards and the continued decline in commercial NPAs due to overall economic improvements. Foreclosed assets were $187 million at June 30, 2005, compared with $212 million at December 31, 2004, and $235 million at June 30, 2004.

The ratio of stockholders’ equity to total assets was 9.03% at June 30, 2005, compared with 8.85% at December 31, 2004, and 8.44% at June 30, 2004. Our total risk-based capital (RBC) ratio at June 30, 2005, was 12.17% and our Tier 1 RBC ratio was 8.57%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at December 31, 2004, were 12.07% and 8.41%, respectively. Our Tier 1 leverage ratios were 7.28% and 7.08% at June 30, 2005, and December 31, 2004, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Recent Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Securities and Exchange Commission (SEC) registrants originally would have been required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, as required, using the “modified prospective” transition method. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. We currently estimate that the adoption of FAS 123R will reduce earnings by approximately $.06 per share in 2006 and we will continue to evaluate the impact of adoption on our financial statements.

On March 30, 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 was issued to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. We are currently evaluating the impact of adopting FIN 47 on our financial statements.

On June 29, 2005, the FASB ratified the decisions reached by the Emerging Issues Task Force (EITF) with respect to Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). The EITF reached a consensus that the general partners in a limited partnership are presumed to control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The EITF also reached a consensus that the presumption may be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance reached in the consensus is effective immediately for all newly formed limited partnerships and existing limited partnerships that are modified. The guidance will be effective for existing limited partnerships beginning January 1, 2006. We do not expect that EITF 04-5 will have a material impact on our financial statements.

On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (FAS 154), replacing APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Unless specified in an accounting standard, FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and corrections of errors. APB Opinion 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. We will adopt the provisions of FAS 154 effective January 1, 2006.

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

Net interest income on a taxable-equivalent basis increased 7% to $4.56 billion in second quarter 2005 from $4.25 billion in second quarter 2004, primarily due to 6% earning asset growth, despite a decrease in debt securities available for sale and 1-4 family first mortgage loans related to balance sheet repositioning actions taken during the past year.

The net interest margin increased to 4.89% in second quarter 2005 from 4.83% in second quarter 2004 and was up 2 basis points from first quarter 2005, primarily due to strong core deposit growth and improved asset yields following the balance sheet repositioning actions.

Individual components of net interest income and the net interest margin are presented in the following table.

Average earning assets increased 6% to $374.5 billion in second quarter 2005 from the same period in 2004 despite the sale of $18 billion of adjustable rate mortgages and auto loans in early 2005. Loans averaged $295.6 billion in second quarter 2005, compared with $266.2 billion in second quarter 2004. Average debt securities available for sale decreased to $29.4 billion in second quarter 2005 from $32.1 billion in second quarter 2004.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 6% from a year ago. Average core deposits were $238.3 billion and $224.9 billion in second quarter 2005 and 2004, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for second quarter 2005, grew $16.2 billion, or 9%, from a year ago. Average retail mortgage escrow deposits were $15.7 billion for second quarter 2005, down $754 million from a year ago. Average savings certificates of deposit increased to $20.9 billion in second quarter 2005 from $18.7 billion in second quarter 2004 and average noninterest-bearing checking accounts and other core deposit categories increased to $217.4 billion in second quarter 2005 from $206.2 billion in second quarter 2004. Total average interest-bearing deposits increased to $188.1 billion in second quarter 2005 from $182.3 billion in second quarter 2004.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30,
	2005			2004
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,653	2.83%	$40	$3,662	1.14%	$10
Trading assets	6,289	3.42	54	5,296	2.97	39
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	964	3.73	9	1,190	3.94	12
Securities of U.S. states and political subdivisions	3,434	8.29	68	3,456	7.93	67
Mortgage-backed securities:
Federal agencies	17,616	6.11	260	20,076	6.03	294
Private collateralized mortgage obligations	4,181	5.58	57	4,077	4.96	48

Total mortgage-backed securities	21,797	6.00	317	24,153	5.85	342
Other debt securities (4)	3,249	7.38	59	3,346	7.77	59

Total debt securities available for sale (4)	29,444	6.34	453	32,145	6.19	480
Mortgages held for sale (3)	34,554	5.56	481	36,782	5.12	470
Loans held for sale (3)	1,255	4.54	15	8,074	3.29	66
Loans:
Commercial and commercial real estate:
Commercial	57,749	6.59	949	48,711	5.66	686
Other real estate mortgage	29,504	6.12	450	28,586	5.15	366
Real estate construction	9,814	6.48	159	8,428	5.12	108
Lease financing	5,176	6.02	78	5,027	6.37	80

Total commercial and commercial real estate	102,243	6.41	1,636	90,752	5.49	1,240
Consumer:
Real estate 1-4 family first mortgage	79,533	6.36	1,263	89,351	5.19	1,157
Real estate 1-4 family junior lien mortgage	54,771	6.38	871	41,964	4.93	514
Credit card	10,285	12.17	313	8,508	11.75	249
Other revolving credit and installment	44,406	8.42	932	32,975	9.03	742

Total consumer	188,995	7.17	3,379	172,798	6.18	2,662
Foreign	4,398	13.86	152	2,681	16.44	111

Total loans (5)	295,636	7.01	5,167	266,231	6.05	4,013
Other	1,677	4.70	17	1,702	3.70	16

Total earning assets	$374,508	6.68	6,227	$353,892	5.79	5,094

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,561	1.31	12	$3,011	.26	2
Market rate and other savings	128,333	1.30	417	121,647	.61	184
Savings certificates	20,932	2.71	142	18,724	2.21	103
Other time deposits	26,378	2.95	193	29,654	1.09	81
Deposits in foreign offices	8,871	2.77	61	9,306	1.06	24

Total interest-bearing deposits	188,075	1.76	825	182,342	.87	394
Short-term borrowings	22,687	2.90	164	22,689	1.04	59
Long-term debt	78,781	3.43	675	71,085	2.20	390

Total interest-bearing liabilities	289,543	2.31	1,664	276,116	1.23	843
Portion of noninterest-bearing funding sources	84,965	—	—	77,776	—	—

Total funding sources	$374,508	1.79	1,664	$353,892	.96	843

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.89%	$4,563		4.83%	$4,251

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,991			$12,997
Goodwill	10,646			10,413
Other	36,946			33,242

Total noninterest-earning assets	$60,583			$56,652

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$85,482			$81,538
Other liabilities	21,348			17,700
Stockholders’ equity	38,718			35,190
Noninterest-bearing funding sources used to fund earning assets	(84,965)			(77,776)

Net noninterest-bearing funding sources	$60,583			$56,652

TOTAL ASSETS	$435,091			$410,544

(1)	Our average prime rate was 5.92% and 4.00% for the quarters ended June 30, 2005 and 2004, respectively, and 5.68% and 4.00% for the six months ended June 30, 2005 and 2004, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.29% and 1.30% for the quarters ended June 30, 2005 and 2004, respectively, and 3.07% and 1.21% for the six months ended June 30, 2005 and 2004, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Six months ended June 30,
	2005			2004
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,495	2.62%	$72	$3,586	1.14%	$20
Trading assets	5,909	3.33	98	5,621	2.61	73
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	947	3.83	18	1,207	4.05	24
Securities of U.S. states and political subdivisions	3,503	8.35	139	3,397	7.93	129
Mortgage-backed securities:
Federal agencies	18,840	6.05	551	20,356	6.02	592
Private collateralized mortgage obligations	4,087	5.51	110	3,395	5.09	83

Total mortgage-backed securities	22,927	5.96	661	23,751	5.89	675
Other debt securities (4)	3,319	7.29	116	3,444	7.68	119

Total debt securities available for sale (4)	30,696	6.30	934	31,799	6.22	947
Mortgages held for sale (3)	33,103	5.50	911	30,902	5.20	804
Loans held for sale (3)	5,137	4.97	127	7,993	3.24	129
Loans:
Commercial and commercial real estate:
Commercial	56,470	6.40	1,793	48,008	5.76	1,376
Other real estate mortgage	29,686	6.00	883	28,193	5.17	725
Real estate construction	9,498	6.29	297	8,346	5.03	209
Lease financing	5,151	6.08	157	5,040	6.44	162

Total commercial and commercial real estate	100,805	6.25	3,130	89,587	5.54	2,472
Consumer:
Real estate 1-4 family first mortgage	82,047	6.18	2,524	87,863	5.26	2,308
Real estate 1-4 family junior lien mortgage	53,920	6.20	1,658	40,146	5.01	1,000
Credit card	10,222	12.05	616	8,423	11.84	498
Other revolving credit and installment	40,170	8.65	1,725	32,726	9.03	1,472

Total consumer	186,359	7.04	6,523	169,158	6.26	5,278
Foreign	4,319	13.84	298	2,595	17.06	222

Total loans (5)	291,483	6.87	9,951	261,340	6.12	7,972
Other	1,700	4.51	36	1,727	3.62	31

Total earning assets	$373,523	6.55	$12,129	$342,968	5.86	9,976

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,464	1.18	21	$2,986	.29	4
Market rate and other savings	127,842	1.17	742	119,510	.61	363
Savings certificates	20,214	2.60	261	19,110	2.23	212
Other time deposits	27,590	2.73	373	26,186	1.09	142
Deposits in foreign offices	9,480	2.56	120	8,239	1.05	43

Total interest-bearing deposits	188,590	1.62	1,517	176,031	.87	764
Short-term borrowings	24,051	2.63	313	24,159	1.01	122
Long-term debt	77,239	3.26	1,254	67,751	2.26	765

Total interest-bearing liabilities	289,880	2.14	3,084	267,941	1.24	1,651
Portion of noninterest-bearing funding sources	83,643	—	—	75,027	—	—

Total funding sources	$373,523	1.67	3,084	$342,968	.97	1,651

Net interest margin and net interest income on
a taxable-equivalent basis (6)		4.88%	$9,045		4.89%	$8,325

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,040			$13,075
Goodwill	10,651			10,403
Other	35,838			32,133

Total noninterest-earning assets	$59,529			$55,611

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$83,576			$77,427
Other liabilities	21,046			18,136
Stockholders’ equity	38,550			35,075
Noninterest-bearing funding sources used to
fund earning assets	(83,643)			(75,027)

Net noninterest-bearing funding sources	$59,529			$55,611

TOTAL ASSETS	$433,052			$398,579

NONINTEREST INCOME

	Quarter			Six months
	ended June 30	,	%	ended June 30		,	%
(in millions)	2005	2004	Change	2005	2004		Change

Service charges on deposit accounts	$625	$611	2%	$1,203	$1,205		—%
Trust and investment fees:
Trust, investment and IRA fees	456	383	19	901	758		19
Commissions and all other fees	141	147	(4)	298	307		(3)

Total trust and investment fees	597	530	13	1,199	1,065		13
Card fees	361	308	17	687	590		16
Other fees:
Cash network fees	47	46	2	90	89		1
Charges and fees on loans	260	224	16	505	435		16
All other	171	167	2	336	324		4

Total other fees	478	437	9	931	848		10
Mortgage banking:
Servicing fees, net of amortization and provision for impairment	(99)	461	—	357	627		(43)
Net gains (losses) on mortgage loan origination/sales activities	250	(52)	—	543	46		—
All other	86	84	2	151	135		12

Total mortgage banking	237	493	(52)	1,051	808		30
Operating leases	202	209	(3)	410	418		(2)
Insurance	358	347	3	695	664		5
Trading assets	64	101	(37)	207	244		(15)
Net gains (losses) on debt securities available for sale	39	(61)	—	35	(28)		—
Net gains from equity investments	201	81	148	272	176		55
Net gains on sales of loans	39	—	—	—	4		(100)
Net gains on dispositions of operations	—	1	(100)	1	2		(50)
All other	128	143	(10)	274	301		(9)

Total	$3,329	$3,200	4	$6,965	$6,297		11

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2005, these assets totaled $732 billion, up 17% from $625 billion at June 30, 2004. This increase included $24 billion in mutual fund assets and $5 billion in institutional investment accounts acquired from Strong Financial at December 31, 2004. Upon the merger of the Wells Fargo Funds® and certain Strong Financial funds in April 2005, we renamed our mutual fund family the Wells Fargo Advantage FundsSM. Generally, these trust and investment fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 19% for second quarter 2005 compared with second quarter 2004 was due to the acquisition of assets from the Strong Financial transaction and our successful efforts to grow these businesses.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At June 30, 2005 and 2004, brokerage balances were $90 billion and $75 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.

Card fees increased 17% and 16% for the second quarter and first half of 2005, respectively, predominantly due to an increase in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $237 million and $1,051 million in the second quarter and first half of 2005, respectively, compared with $493 million and $808 million in the same periods of 2004.

Net servicing fees were $(99) million and $357 million in the second quarter and first half of 2005, respectively, compared with $461 million and $627 million in the same periods of 2004. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and net derivative gains and losses, which are all influenced by both the level and direction of mortgage interest rates. The decrease in net servicing fees in second quarter 2005, compared with the prior year, reflected higher MSRs impairment and amortization due to higher assumed prepayment speeds resulting from a decline in market interest rates during the quarter. Mortgage banking servicing fees in the second quarter and first half of 2005 included $304 million and $33 million, respectively, in MSRs impairment provision compared with a $585 million and $185 million valuation allowance release in the same periods of 2004. Amortization of MSRs was $493 million and $963 million in the second quarter and first half of 2005, respectively, and $431 million and $942 million in the same periods of 2004. Net derivative gains (losses) were $105 million and $190 million in the second quarter and first half of 2005, respectively, and $(204) million and $334 million in the same periods of 2004.

Net gains (losses) on mortgage loan origination/sales activities reflected net gains of $250 million and $543 million in the second quarter and first half of 2005, respectively, compared with $(52) million and $46 million for the same periods of 2004. The net loss of $52 million in second quarter 2004 reflected $161 million of losses connected with the sale of $10.5 billion of adjustable rate mortgages related to balance sheet repositioning activities. Originations during second quarter 2005 declined to $85 billion from $96 billion in second quarter 2004. For the first half of 2005, originations totaled $150 billion compared with $161 billion in 2004. The first mortgage unclosed pipeline was $73 billion at June 30, 2005, up from $50 billion at December 31, 2004.

Net gains (losses) on debt securities available for sale were $39 million and $35 million in the second quarter and first half of 2005, respectively, compared with $(61) million and $(28) million in the same periods of 2004. Net gains from equity investments were $201 million and $272 million in the second quarter and first half of 2005, respectively, and $81 million and $176 million in the same periods of 2004.

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

NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2005	2004		Change	2005	2004		Change

Salaries	$1,551	$1,295		20%	$3,031	$2,572		18%
Incentive compensation	562	441		27	1,027	832		23
Employee benefits	432	391		10	979	883		11
Equipment	263	271		(3)	633	572		11
Net occupancy	310	304		2	714	598		19
Operating leases	157	156		1	315	311		1
Outside professional services	189	156		21	352	275		28
Contract services	141	157		(10)	280	300		(7)
Advertising and promotion	117	118		(1)	206	202		2
Travel and entertainment	117	105		11	227	202		12
Outside data processing	121	106		14	227	205		11
Telecommunications	67	62		8	139	143		(3)
Postage	68	63		8	140	138		1
Charitable donations	18	10		80	40	17		135
Insurance	100	96		4	179	167		7
Stationery and supplies	55	60		(8)	100	120		(17)
Operating losses	26	82		(68)	104	99		5
Net losses from debt extinguishment	1	176		(99)	—	176		(100)
Security	42	40		5	83	80		4
Core deposit intangibles	31	34		(9)	63	68		(7)
All other	186	230		(19)	407	422		(4)

Total	$4,554	$4,353		5	$9,246	$8,382		10

Noninterest expense increased 5% to $4.6 billion in second quarter 2005, compared with $4.4 billion in second quarter 2004, primarily due to continued investments in new stores and additional sales-related team members.

The Strong Financial transaction added $143 million of noninterest expense for the first half of 2005, including $12 million of integration costs.

See “Recent Accounting Standards” for information with respect to the accounting for share-based awards, such as stock option grants and the required date of adoption. Upon adoption, we will be required to include the cost of such grants in our statement of income over the vesting period of the award.

INCOME TAX EXPENSE

Our effective income tax rate for the first half of 2005 was 33.57%, compared with 34.90% for the same period of 2004. Based primarily on our donations of appreciated securities to the Wells Fargo Foundation and our investment in affordable housing and new markets tax credits, the lower effective income tax rate for the first half of 2005 reflects our expected rate for the full year. This resulted in an effective rate of 33.15% for second quarter 2005.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial.

Community Banking’s net income decreased $47 million, or 4%, from $1,338 million in second quarter 2004 to $1,291 million in second quarter 2005. Excluding the impact of a $559 million decline in Home Mortgage revenue between the same periods, Community Banking realized a strong increase in net income. Net income increased 7% to $2,695 million for the first half of 2005 from $2,521 million for the first half of 2004. Net interest income increased 5% to $3,150 million, and 8% to $6,269 million in the second quarter and first half of 2005, respectively, from the same periods of 2004, primarily due to a higher net interest margin and strong growth in consumer loans and growth in noninterest-bearing deposits. Loan growth was partially offset by the sales of low-yielding adjustable rate mortgages and auto loans in prior quarters and a decline in loans held for sale. Average loans in Community Banking grew 6% and average core deposits grew 8% from second quarter 2004. The provision for credit losses was $213 million in both second quarter 2005 and 2004. Noninterest income for second quarter 2005 decreased by $55 million from second quarter 2004 due to a decline in Home Mortgage noninterest income, which more than offset solid growth in other fee lines. Noninterest income for the first half of 2005 increased by $477 million over the same period in 2004. Noninterest expense increased by $252 million and $765 million in the second quarter and first half of 2005, respectively, over the same periods in 2004, primarily due to an increase in the number of team members.

Wholesale Banking’s net income was $462 million in second quarter 2005, up 20% from $385 million in second quarter 2004. Net income was $887 million for the first half of 2005, up 6% from $833 million in the first half of 2004. Wholesale Banking recorded a recovery of provision for credit losses of $10 million in second quarter 2005 and a provision for credit losses of $18 million in second quarter 2004. Noninterest income increased 21% to $871 million and 11% to $1,716 million in the second quarter and first half of 2005, respectively, from the same periods of 2004, primarily due to realized gains from debt securities and equity investments and the impact of the Strong Financial transaction. Noninterest expense increased 13% to $750 million and 12% to $1,495 million in the second quarter and first half of 2005, respectively, from the same periods of 2004, largely due to the impact of the Strong Financial transaction.

Wells Fargo Financial’s net income was $157 million in second quarter 2005, up 50% from $105 million for second quarter 2004. Net income was $184 million for the first half of 2005 and $241 million for the same period in 2004. First quarter 2005 results included $163 million in credit losses to conform Wells Fargo Financial’s charge-off timing estimates with FFIEC guidelines. Net interest income increased 17% to $798 million, and 18% to $1,567 million for the second quarter and first half of 2005, respectively, from the same periods of 2004, due to growth in average loans. The provision for credit losses increased by $42 million and $253 million in the second quarter and first half of 2005, respectively, compared with the same periods of 2004, due to growth in average loans and the $163 million FFIEC-related credit loss recognized in first quarter 2005. Noninterest income increased $33 million, or 39%, and $23 million, or 12%, from the second quarter and first half of 2004, respectively, to the same periods of 2005, primarily due to gains on sales of consumer and mortgage loans. Noninterest expense increased $38 million, or 10%, and $112 million, or 15%, from the second quarter and first half of 2004, respectively, to the same periods of 2005, reflecting business expansion and additional team members.

For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

BALANCE SHEET ANALYSIS

A comparison between the June 30, 2005, December 31, 2004, and June 30, 2004, balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At June 30, 2005, we held $28.3 billion of debt securities available for sale, compared with $33.0 billion at December 31, 2004, with a net unrealized gain of $.9 billion and $1.2 billion for the same periods. In addition, we held $891 million of marketable equity securities available for sale at June 30, 2005, and $696 million at December 31, 2004, with a net unrealized gain of $261 million and $189 million for the same periods.

The weighted-average expected maturity of debt securities available for sale was 4.6 years at June 30, 2005. Since 74% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2005	$20.9	$.7	3.9 yrs.
At June 30, 2005, assuming a 200 basis point:
Increase in interest rates	19.4	(.8)	5.9 yrs.
Decrease in interest rates	21.3	1.1	1.5 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on pages 8 and 9; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.

Loans averaged $295.6 billion in second quarter 2005, compared with $266.2 billion in second quarter 2004, an increase of 11%. Total loans at June 30, 2005, were $301.7 billion, compared with $269.7 billion at June 30, 2004, an increase of 12%. Average 1-4 family first mortgages decreased $9.8 billion, or 11%, in second quarter 2005 compared with a year ago due to a redesignation of loans held for investment to the held for sale portfolio. Average commercial and commercial real estate loans increased $11.5 billion, or 13%, in second quarter 2005 compared with a year ago. Mortgages held for sale decreased to $31.7 billion in second quarter 2005, from $39.4 billion a year ago, due to lower origination volume. Loans held for sale decreased to $651 million in second quarter 2005 from $8.2 billion a year ago, due to a redesignation of student loans held for sale to the held for investment portfolio. Our decision to hold these loans for investment was based on present yields and our intent and ability to hold this portfolio for the foreseeable future.

DEPOSITS

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Noninterest-bearing	$86,791		$81,082		$78,926
Interest-bearing checking	3,080		3,122		2,701
Market rate and other savings	128,231		126,648		122,117
Savings certificates	21,513		18,851		18,422

Core deposits	239,615		229,703		222,166
Other time deposits	20,464		36,622		31,715
Deposits in foreign offices	14,934		8,533		14,244

Total deposits	$275,013		$274,858		$268,125

The increase in average deposits of $9.7 billion from $263.9 billion in second quarter 2004 to $273.6 billion in second quarter 2005 was predominantly due to growth in market rate savings and noninterest-bearing deposits, offset by a decrease in other time deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2004 Form 10-K and Note 16 (Guarantees) to Financial Statements in this Report.

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

NONACCRUAL LOANS AND OTHER ASSETS

	June 30 ,	Dec. 31 ,	June 30 ,
(in millions)	2005	2004	2004

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$338	$345	$422
Other real estate mortgage	193	229	324
Real estate construction	44	57	72
Lease financing	51	68	55

Total commercial and commercial real estate	626	699	873
Consumer:
Real estate 1-4 family first mortgage	357	386	317
Real estate 1-4 family junior lien mortgage	98	92	86
Other revolving credit and installment	101	160	97

Total consumer	556	638	500
Foreign	20	21	6

Total nonaccrual loans (1)	1,202	1,358	1,379
As a percentage of total loans	.40%	.47%	.51%
Foreclosed assets	187	212	235
Real estate investments (2)	2	2	2

Total nonaccrual loans and other assets	$1,391	$1,572	$1,616

As a percentage of total loans	.46%	.55%	.60%

(1)	Includes impaired loans of $268 million, $309 million and $510 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. (See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $14 million at June 30, 2005, and $4 million at both December 31 and June 30, 2004.

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

The total of loans 90 days or more past due and still accruing was $2,518 million, $2,578 million and $2,382 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, the total included $1,943 million, $1,820 million and $1,700 million, respectively, in advances pursuant to our servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$30		$26		$32
Other real estate mortgage	8		6		23
Real estate construction	3		6		21

Total commercial and commercial real estate	41		38		76
Consumer:
Real estate 1-4 family first mortgage	82		148		116
Real estate 1-4 family junior lien mortgage	31		40		30
Credit card	130		150		128
Other revolving credit and installment	257		306		278

Total consumer	500		644		552
Foreign	34		76		54

Total	$575		$758		$682

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

We consider the allowance for credit losses of $3.94 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2005. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical

Accounting Policies — Allowance for Credit Losses” in our 2004 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K.

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO) — which oversees these risks and reports periodically to the Finance Committee of the Board of Directors — consists of senior financial and business executives. Each of our principal business groups — Community Banking (including Mortgage Banking), Wholesale Banking and Wells Fargo Financial — have individual asset/liability management committees and processes linked to the Corporate ALCO process.

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

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. Currently, earnings are relatively neutral to both rising and falling rates. For example, as of June 30, 2005, our simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan to a scenario in which the federal funds rate dropped 100 basis points over the next twelve months and the 10-year Constant Maturity Treasury Bond yield dropped 110 basis points over the same period. Similarly, we estimated earnings at risk of less than 1% to a scenario in which the federal funds rate increased 250 basis points and the 10-year Constant

Maturity Treasury Bond yield increased 215 basis points over the next twelve months. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2005, and December 31, 2004, are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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

Our MSRs totaled $8.5 billion, net of a valuation allowance of $1.6 billion, at June 30, 2005, and $7.9 billion, net of a valuation allowance of $1.6 billion, at December 31, 2004. The weighted-average note rate of our owned servicing portfolio was 5.75% at both June 30, 2005, and December 31, 2004. Our MSRs were 1.12% of mortgage loans serviced for others at June 30, 2005, and 1.15% at December 31, 2004.

Market Risk — Trading Activities

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives — transacted with customers or used to hedge capital market transactions with customers — are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The notional or contractual amount, credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2005, and December 31, 2004, are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout second quarter 2005 was $21 million, with a lower bound of $17 million and an upper bound of $25 million.

Market Risk — Equity Markets

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1,485 million at June 30, 2005, and $1,449 million at December 31, 2004.

We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $891 million and cost was $630 million at June 30, 2005, and $696 million and $507 million, respectively, at December 31, 2004.

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

Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-based secured funding. In September 2003, Moody’s Investors Service raised Wells Fargo Bank, N.A.’s credit rating to “Aaa,” its highest investment grade, from “Aa1” and raised the Company’s senior debt rating to “Aa1” from “Aa2.” In October 2003, Standard & Poor’s Ratings Service raised the counterparty ratings on the Company to “AA-minus/A-1-plus” from “A-plus/A-1” and the revised outlook for the Company to stable from positive. In July 2005, Dominion Bond Rating Service raised the

Company’s long-term debt rating to “AA” from “AA (low).” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings.

Parent. In June 2004, the Parent’s registration statement with the Securities and Exchange Commission (SEC) for issuance of $20 billion in senior and subordinated notes, preferred stock and other securities became effective. During the second quarter and first half of 2005, the Parent issued a total of $4.9 billion and $10.7 billion of senior notes, respectively. At June 30, 2005, the Parent’s remaining issuance capacity under its effective registration statements was $1.2 billion. We used the proceeds from securities issued in the first half of 2005 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. In July 2005, the Parent’s registration statement with the SEC for issuance of $30 billion in senior and subordinated notes, preferred stock and other securities became effective. The Parent also issues commercial paper and has a $1 billion back-up credit facility. In July 2005, the Parent issued $2 billion (Australian) in senior notes under the Parent’s Australian debt issuance program.

Wells Fargo Bank, N.A. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the second quarter and first half of 2005, Wells Fargo Bank, N.A. issued $50 million and $1.6 billion in senior long-term notes, respectively. At June 30, 2005, the remaining issuance authority under the long-term portion was $7.4 billion. In addition, outside of the bank note program, Wells Fargo Bank, N.A. issued $1.5 billion in subordinated debt during the first half of 2005.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) of issuance authority. In December 2004, WFFCC amended its existing shelf registration by adding $2.5 billion (Canadian) of issuance authority. During the second quarter and first half of 2005, WFFCC issued $1.4 billion (Canadian) and $1.7 billion (Canadian) in senior notes, respectively. At June 30, 2005, the remaining issuance capacity for WFFCC was $1.2 billion (Canadian). During second quarter 2005, WFFI entered into an auto securitization accounted for as a secured borrowing arrangement for $1 billion (US). Under the terms of the arrangement, WFFI pledged auto loans as security for the borrowing.

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low. Growth in average earning assets was 6% from second quarter 2004. ROE was 19.76% for second quarter 2005 and 19.57% for second quarter 2004.

From time to time our Board authorizes the Company to repurchase shares of its common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.

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

In April 2004, the Board authorized the repurchase of up to 25 million additional shares of common stock. In January 2005, the Board authorized the repurchase of up to 25 million additional shares of common stock. During the first half of 2005, we repurchased approximately 23 million shares of our common stock. At June 30, 2005, the total remaining common stock repurchase authority under the January 2005 authorization was approximately 15 million shares. In July 2005, the Board authorized the repurchase of up to 25 million additional shares of common stock. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 on page 66.) Also in July 2005, the Board authorized a quarterly common stock dividend of 52 cents per share, an increase of 4 cents per share, or 8%, from the prior quarter.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first half of 2005, retained earnings increased $2.1 billion, predominantly as a result of net income of $3.8 billion less dividends of $1.6 billion. For the first half of 2005, stock repurchases represented 36% of net income and the combination of stock repurchases and dividends represented 80% of net income. In the first half of 2005, we issued $824 million of common stock under various employee benefit and director plans and under our dividend reinvestment program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	the impact of new accounting standards, including the impact on our earnings per share of the adoption of FAS 123R;
•	the effective income tax rate for the full year 2005;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning and other factors;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital;
•	the use of proceeds from the issuance of debt securities by the Parent;
•	the timing of the closing of pending business combination transactions;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities; and
•	future reclassification to earnings of deferred net gains on derivatives.

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

There are a number of factors—many beyond our control—that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, “Balance Sheet Analysis”). Factors relating to regulation and supervision are described in our 2004 Form 10-K. Any factor described in this report or in our 2004 Form 10-K could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this report or in our 2004 Form 10-K that could cause results to differ from our expectations.

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

The Parent, our subsidiary banks and many of our nonbank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to the “Regulation and Supervision” section and to Note 3 (Cash, Loan and Dividend Restrictions) and Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2004 Form 10-K.

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

The Parent is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the Parent. Also, the Parent’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For more information, refer to “Regulation and Supervision—Dividend Restrictions” and “—Holding Company Structure” in our 2004 Form 10-K.

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

Mortgage Banking. The effect of interest rates on our mortgage business can be large and complex. Changes in interest rates can affect loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. We use dynamic, sophisticated models to assess the effect of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights. The estimates of net income and fair value produced by these models, however, depend on assumptions of future loan demand, prepayment speeds and other factors that may overstate or understate actual experience. We use derivatives to hedge the value of our servicing portfolio but they do not cover the full value of the portfolio. We cannot assure that the hedges will offset significant decreases in the value of the portfolio. For more information, see “Critical Accounting Policies—Valuation of Mortgage Servicing Rights” in our 2004 Form 10-K and “Asset /Liability and Market Risk Management” in this report.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2005, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)	2005	2004		2005	2004

INTEREST INCOME
Trading assets	$54	$39		$98	$73
Securities available for sale	429	457		885	902
Mortgages held for sale	481	470		911	804
Loans held for sale	15	66		127	129
Loans	5,163	4,011		9,943	7,968
Other interest income	58	26		109	51

Total interest income	6,200	5,069		12,073	9,927

INTEREST EXPENSE
Deposits	825	394		1,517	764
Short-term borrowings	164	59		313	122
Long-term debt	675	390		1,254	765

Total interest expense	1,664	843		3,084	1,651

NET INTEREST INCOME	4,536	4,226		8,989	8,276
Provision for credit losses	454	440		1,039	844

Net interest income after provision for credit losses	4,082	3,786		7,950	7,432

NONINTEREST INCOME
Service charges on deposit accounts	625	611		1,203	1,205
Trust and investment fees	597	530		1,199	1,065
Card fees	361	308		687	590
Other fees	478	437		931	848
Mortgage banking	237	493		1,051	808
Operating leases	202	209		410	418
Insurance	358	347		695	664
Net gains (losses) on debt securities available for sale	39	(61)		35	(28)
Net gains from equity investments	201	81		272	176
Other	231	245		482	551

Total noninterest income	3,329	3,200		6,965	6,297

NONINTEREST EXPENSE
Salaries	1,551	1,295		3,031	2,572
Incentive compensation	562	441		1,027	832
Employee benefits	432	391		979	883
Equipment	263	271		633	572
Net occupancy	310	304		714	598
Operating leases	157	156		315	311
Other	1,279	1,495		2,547	2,614

Total noninterest expense	4,554	4,353		9,246	8,382

INCOME BEFORE INCOME TAX EXPENSE	2,857	2,633		5,669	5,347
Income tax expense	947	919		1,903	1,866

NET INCOME	$1,910	$1,714		$3,766	$3,481

EARNINGS PER COMMON SHARE	$1.14	$1.02		$2.23	$2.06
DILUTED EARNINGS PER COMMON SHARE	$1.12	$1.00		$2.20	$2.03
DIVIDENDS DECLARED PER COMMON SHARE	$.48	$.45		$.96	$.90
Average common shares outstanding	1,687.7	1,688.1		1,691.5	1,693.7
Diluted average common shares outstanding	1,707.2	1,708.3		1,711.4	1,714.8

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2005	2004	2004

ASSETS
Cash and due from banks	$13,962	$12,903	$13,449
Federal funds sold, securities purchased under resale agreements and other short-term investments	5,661	5,020	4,222
Trading assets	8,019	9,000	7,238
Securities available for sale	29,216	33,717	36,771
Mortgages held for sale	31,733	29,723	39,424
Loans held for sale	651	8,739	8,156
Loans	301,739	287,586	269,731
Allowance for loan losses	(3,775)	(3,762)	(3,940)

Net loans	297,964	283,824	265,791

Mortgage servicing rights, net	8,498	7,901	8,512
Premises and equipment, net	4,156	3,850	3,627
Goodwill	10,647	10,681	10,430
Other assets	24,474	22,491	22,685

Total assets	$434,981	$427,849	$420,305

LIABILITIES
Noninterest-bearing deposits	$86,791	$81,082	$78,926
Interest-bearing deposits	188,222	193,776	189,199

Total deposits	275,013	274,858	268,125
Short-term borrowings	17,905	21,962	29,831
Accrued expenses and other liabilities	19,930	19,583	21,266
Long-term debt	82,855	73,580	65,605

Total liabilities	395,703	389,983	384,827

STOCKHOLDERS’ EQUITY
Preferred stock	462	270	387
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,862	9,806	9,744
Retained earnings	28,567	26,482	24,669
Cumulative other comprehensive income	771	950	735
Treasury stock – 49,519,417 shares, 41,789,388 shares and 48,410,940 shares	(2,784)	(2,247)	(2,537)
Unearned ESOP shares	(494)	(289)	(414)

Total stockholders’ equity	39,278	37,866	35,478

Total liabilities and stockholders’ equity	$434,981	$427,849	$420,305

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income:
Net income					3,481				3,481
Other comprehensive income, net of tax:
Translation adjustments						(6)			(6)
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $25 million of net gains included in net income						(177)			(177)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $121 million of net gains on cash flow hedges included in net income						(20)			(20)

Total comprehensive income									3,278
Common stock issued	15,764,698			73	(110)		771		734
Common stock issued for acquisitions	153,482			1			8		9
Common stock repurchased	(28,665,576)						(1,621)		(1,621)
Preferred stock (321,000) issued to ESOP		321		23				(344)	—
Preferred stock released to ESOP				(11)				159	148
Preferred stock (148,597) converted to common shares	2,608,107	(148)		15			133		—
Common stock dividends					(1,526)				(1,526)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							5		5
Other, net					(18)				(18)

Net change	(10,139,289)	173	—	101	1,827	(203)	(704)	(185)	1,009

BALANCE JUNE 30, 2004	1,687,970,085	$387	$2,894	$9,744	$24,669	$735	$(2,537)	$(414)	$35,478

BALANCE DECEMBER 31, 2004	1,694,591,637	$270	$2,894	$9,806	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income:
Net income					3,766				3,766
Other comprehensive income, net of tax:
Translation adjustments						(3)			(3)
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $114 million of net gains included in net income						(128)			(128)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $102 million of net losses on cash flow hedges included in net income						(48)			(48)

Total comprehensive income									3,587
Common stock issued	12,357,294			30	(55)		679		654
Common stock issued for acquisitions	4,194								—
Common stock repurchased	(22,905,222)						(1,373)		(1,373)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(12)				182	170
Preferred stock (170,368) converted to common shares	2,813,705	(170)		13			157		—
Common stock dividends					(1,626)				(1,626)
Other, net		(1)		1					—

Net change	(7,730,029)	192	—	56	2,085	(179)	(537)	(205)	1,412

BALANCE JUNE 30, 2005	1,686,861,608	$462	$2,894	$9,862	$28,567	$771	$(2,784)	$(494)	$39,278

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,
(in millions)	2005	2004

Cash flows from operating activities:
Net income	$3,766	$3,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,039	844
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	33	(185)
Depreciation and amortization	2,002	1,670
Net gains on securities available for sale	(170)	(38)
Net gains on mortgage loan origination/sales activities	(543)	(46)
Net gains on sales of loans	—	(4)
Net losses (gains) on dispositions of premises and equipment	(24)	21
Net gains on dispositions of operations	(1)	(2)
Release of preferred shares to ESOP	170	148
Net decrease in trading assets	981	1,681
Net increase in deferred income taxes	571	604
Net increase in accrued interest receivable	(118)	(30)
Net increase in accrued interest payable	196	1
Originations of mortgages held for sale	(100,635)	(121,962)
Proceeds from sales of mortgages held for sale	111,975	115,314
Principal collected on mortgages held for sale	1,213	854
Net decrease (increase) in loans held for sale	2,783	(659)
Other assets, net	(1,164)	(86)
Other accrued expenses and liabilities, net	559	3,587

Net cash provided by operating activities	22,633	5,193

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	3,799	4,492
Proceeds from prepayments and maturities	3,379	5,120
Purchases	(2,884)	(14,007)
Net cash paid for acquisitions	(6)	(46)
Increase in banking subsidiaries’ loan originations, net of collections	(17,391)	(17,461)
Proceeds from sales (including participations) of loans by banking subsidiaries	2,015	657
Purchases (including participations) of loans by banking subsidiaries	(4,333)	(2,297)
Principal collected on nonbank entities’ loans	9,393	8,215
Loans originated by nonbank entities	(14,274)	(13,447)
Proceeds from dispositions of operations	21	1
Proceeds from sales of foreclosed assets	236	127
Net increase in federal funds sold, securities purchased under resale agreements and other short-term investments	(641)	(489)
Net increase in mortgage servicing rights	(992)	(1,731)
Other, net	(2,881)	(1,500)

Net cash used by investing activities	(24,559)	(32,366)

Cash flows from financing activities:
Net increase in deposits	155	20,594
Net increase (decrease) in short-term borrowings	(4,057)	5,172
Proceeds from issuance of long-term debt	18,171	16,717
Repayment of long-term debt	(8,905)	(14,775)
Proceeds from issuance of common stock	599	637
Repurchase of common stock	(1,373)	(1,621)
Payment of cash dividends on common stock	(1,626)	(1,526)
Other, net	21	(123)

Net cash provided by financing activities	2,985	25,075

Net change in cash and due from banks	1,059	(2,098)
Cash and due from banks at beginning of period	12,903	15,547

Cash and due from banks at end of period	$13,962	$13,449

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,280	$1,652
Income taxes	441	1,307
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$16,619	$6,561
Net transfers from loans held for sale to loans	7,444	—
Transfers from loans to foreclosed assets	284	253

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123 and supercedes APB 25. Securities and Exchange Commission (SEC) registrants were originally required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, as required, which will require us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the statement of income over the vesting period of the award.

		Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)		2005	2004		2005	2004

Net income, as reported		$1,910	$1,714		$3,766	$3,481
Add:	Stock-based employee compensation
	expense included in reported net
	income, net of tax	—	—		—	1
Less:	Total stock-based employee
	compensation expense under the fair
	value method for all awards, net of tax	(23)	(37)		(148)	(200)

Net income, pro forma		$1,887	$1,677		$3,618	$3,282

Earnings per common share
As reported		$1.14	$1.02		$2.23	$2.06
Pro forma		1.12	1.00		2.14	1.94
Diluted earnings per common share
As reported		$1.12	$1.00		$2.20	$2.03
Pro forma		1.10	.98		2.11	1.91

Stock options granted in each of our February 2005 and February 2004 grants, under our Long-Term Incentive Compensation Plan, fully vested upon grant, resulting in full recognition of stock-based compensation expense for both grants under the fair value method in the table above.

2.	BUSINESS COMBINATIONS

We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.

In the six months ended June 30, 2005, we completed acquisitions of two insurance brokerage businesses with total assets of approximately $15 million. At June 30, 2005, we had three pending business combinations, with total assets of approximately $732 million. On July 31, 2005, we completed the acquisition of First Community Capital Corporation. We expect to complete the remaining two acquisitions by September 30, 2005.

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Federal funds sold and securities purchased under resale agreements	$3,536		$3,009		$2,008
Interest-earning deposits	1,061		1,397		1,541
Other short-term investments	1,064		614		673

Total	$5,661		$5,020		$4,222

4. SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	June 30, 2005		Dec. 31, 2004		June 30, 2004
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,013	$1,018	$1,128	$1,140	$1,146	$1,161
Securities of U.S. states and political subdivisions	3,135	3,339	3,429	3,621	3,463	3,562
Mortgage-backed securities:
Federal agencies	15,838	16,402	20,198	20,944	23,799	24,316
Private collateralized mortgage obligations (1)	4,371	4,462	4,082	4,199	3,756	3,870

Total mortgage-backed securities	20,209	20,864	24,280	25,143	27,555	28,186
Other	3,025	3,104	2,974	3,117	2,986	3,105

Total debt securities	27,382	28,325	31,811	33,021	35,150	36,014
Marketable equity securities	630	891	507	696	468	757

Total	$28,012	$29,216	$32,318	$33,717	$35,618	$36,771

(1)	Most of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Estimated unrealized gross gains	$1,270		$1,438		$1,287
Estimated unrealized gross losses	(66)		(39)		(134)

Estimated unrealized net gains	$1,204		$1,399		$1,153

The following table shows the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter		Six months
	ended June 30	,	ended June 30		,
(in millions)	2005	2004	2005	2004

Realized gross gains	$174	$23	$287	$119
Realized gross losses (1)	(11)	(70)	(117)	(81)

Realized net gains (losses)	$163	$(47)	$170	$38

(1)	Includes other-than-temporary impairment of $5 million and $15 million for the second quarter and first half of 2005, respectively, and $8 million for both the second quarter and first half of 2004.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,727 million, $3,766 million and $3,531 million, at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$58,877		$54,517		$49,962
Other real estate mortgage	28,282		29,804		28,975
Real estate construction	11,589		9,025		8,646
Lease financing	5,195		5,169		5,045

Total commercial and commercial real estate	103,943		98,515		92,628
Consumer:
Real estate 1-4 family first mortgage	81,615		87,686		87,776
Real estate 1-4 family junior lien mortgage	55,989		52,190		44,289
Credit card	10,608		10,260		8,692
Other revolving credit and installment	44,974		34,725		33,458

Total consumer	193,186		184,861		174,215
Foreign	4,610		4,210		2,888

Total loans	$301,739		$287,586		$269,731

The recorded investment in impaired loans and the methodology used to measure impairment was:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Impairment measurement based on:
Collateral value method	$161		$183		$342
Discounted cash flow method	107		126		168

Total (1)	$268		$309		$510

(1)	Includes $117 million, $107 million and $30 million of impaired loans with a related allowance of $17 million, $17 million and $3 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

The average recorded investment in impaired loans was $281 million and $515 million during second quarter 2005 and 2004, respectively, and $291 million and $544 million in the first half of 2005 and 2004, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2005	2004	2005	2004

Balance, beginning of period	$3,950	$3,891	$3,950	$3,891
Provision for credit losses	454	440	1,039	844
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(92)	(112)	(176)	(223)
Other real estate mortgage	(2)	(7)	(5)	(14)
Real estate construction	—	—	(5)	(3)
Lease financing	(10)	(12)	(20)	(24)

Total commercial and commercial real estate	(104)	(131)	(206)	(264)
Consumer:
Real estate 1-4 family first mortgage	(23)	(11)	(59)	(24)
Real estate 1-4 family junior lien mortgage	(30)	(27)	(63)	(56)
Credit card	(134)	(119)	(261)	(228)
Other revolving credit and installment	(296)	(212)	(646)	(436)

Total consumer	(483)	(369)	(1,029)	(744)
Foreign	(63)	(30)	(144)	(58)

Total loan charge-offs	(650)	(530)	(1,379)	(1,066)

Loan recoveries:
Commercial and commercial real estate:
Commercial	37	44	67	86
Other real estate mortgage	1	4	9	6
Real estate construction	7	1	7	2
Lease financing	6	6	11	12

Total commercial and commercial real estate	51	55	94	106
Consumer:
Real estate 1-4 family first mortgage	6	2	9	3
Real estate 1-4 family junior lien mortgage	8	7	14	11
Credit card	23	15	44	30
Other revolving credit and installment	90	55	153	111

Total consumer	127	79	220	155
Foreign	18	6	26	11

Total loan recoveries	196	140	340	272

Net loan charge-offs	(454)	(390)	(1,039)	(794)

Other	(6)	(1)	(6)	(1)

Balance, end of period	$3,944	$3,940	$3,944	$3,940

Components:
Allowance for loan losses	$3,775	$3,940	$3,775	$3,940
Reserve for unfunded credit commitments (1)	169	—	169	—

Allowance for credit losses	$3,944	$3,940	$3,944	$3,940

Net loan charge-offs (annualized) as a percentage of average total loans	.62%	.59%	.72%	.61%
Allowance for loan losses as a percentage of total loans	1.25%	1.46%	1.25%	1.46%
Allowance for credit losses as a percentage of total loans	1.31	1.46	1.31	1.46

(1)	Effective September 30, 2004, we transferred the portion of the allowance for loan losses related to commercial lending commitments and letters of credit to other liabilities.

6. OTHER ASSETS

The components of other assets were:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2005		2004		2004

Nonmarketable equity investments:
Private equity investments	$1,485		$1,449		$1,716
Federal bank stock	1,594		1,713		1,671
All other	2,055		2,067		1,777

Total nonmarketable equity investments (1)	5,134		5,229		5,164
Operating lease assets	3,446		3,642		3,489
Accounts receivable	3,401		2,682		2,311
Interest receivable	1,601		1,483		1,317
Core deposit intangibles	541		603		669
Foreclosed assets	187		212		235
Due from customers on acceptances	153		170		130
Other	10,011		8,470		9,370

Total other assets	$24,474		$22,491		$22,685

(1)	At June 30, 2005, December 31, 2004, and June 30, 2004, $3.2 billion, $3.3 billion and $3.0 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

Income related to nonmarketable equity investments was:

	Quarter			Six months
	ended June 30		,	ended June 30		,
(in millions)	2005	2004		2005	2004

Net gains from private equity investments	$77	$67		$137	$110
Net gains (losses) from all other nonmarketable equity investments	(3)	20		(7)	34

Net gains from nonmarketable equity investments	$74	$87		$130	$144

7. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at June 30, 2005 and 2004, was:

	June 30				,
	2005		2004
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$20,496	$10,400	$18,653	$8,553
Core deposit intangibles	2,423	1,882	2,426	1,757
Other	544	289	401	285

Total amortized intangible assets	$23,463	$12,571	$21,480	$10,595

Unamortized intangible asset (trademark)	$14		$14

(1)	See Note 14 for additional information on mortgage servicing rights and the related valuation allowance.

As of June 30, 2005, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Six months ended June 30, 2005 (actual)	$963	$63	$25	$1,051

Estimate for year ended December 31,
2005	$2,053	$123	$50	$2,226
2006	1,847	110	45	2,002
2007	1,379	100	43	1,522
2008	1,076	92	26	1,194
2009	877	85	23	985
2010	714	76	22	812

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of June 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at June 30, 2005. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8. GOODWILL

The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2003	$7,286	$2,735	$350	$10,371
Goodwill from business combinations	4	56	—	60
Foreign currency translation adjustments	—	—	(1)	(1)

June 30, 2004	$7,290	$2,791	$349	$10,430

December 31, 2004	$7,291	$3,037	$353	$10,681
Reduction in goodwill related to divested business	(31)	—	—	(31)
Revision in goodwill related to business combinations	—	(5)	—	(5)
Goodwill from business combinations	2	—	—	2

June 30, 2005	$7,262	$3,032	$353	$10,647

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

June 30, 2004	$3,443	$841	$349	$5,797	$10,430

June 30, 2005	$3,415	$1,082	$353	$5,797	$10,647

9. PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	June 30	,	Dec. 31	,	June 30	,	June 30	,	Dec. 31	,	June 30	,	dividends rate
	2005		2004		2004		2005		2004		2004		Minimum	Maximum

ESOP Preferred Stock (1):
2005	203,359		—		—		$203		$—		$—		9.75%	10.75%
2004	82,830		89,420		177,069		83		90		177		8.50	9.50
2003	58,878		60,513		66,713		59		61		67		8.50	9.50
2002	45,624		46,694		52,294		46		47		52		10.50	11.50
2001	33,571		34,279		39,379		34		34		39		10.50	11.50
2000	23,922		24,362		28,962		24		24		30		11.50	12.50
1999	8,545		8,722		10,810		8		9		11		10.30	11.30
1998	2,919		2,985		3,985		3		3		4		10.75	11.75
1997	2,171		2,206		4,006		2		2		4		9.50	10.50
1996	376		382		2,882		—		—		3		8.50	9.50
1995	—		—		403		—		—		—		10.00	10.00

Total ESOP preferred stock	462,195		269,563		386,503		$462		$270		$387

Unearned ESOP shares (2)							$(494)		$(289)		$(414)

(1)	Liquidation preference $1,000.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

We expect that we will not be required to make a minimum contribution in 2005 for the Cash Balance Plan. The maximum contribution amount in 2005 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on factors such as the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2005 to the Cash Balance Plan.

The net periodic benefit cost for the second quarter and first half of 2005 and 2004 was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,			2005			2004

Service cost	$52	$5	$5	$45	$7	$5
Interest cost	55	4	11	56	3	12
Expected return on plan assets	(98)	—	(7)	(85)	—	(6)
Recognized net actuarial loss (1)	17	1	3	14	—	1
Amortization of prior service cost	(1)	—	(1)	—	—	—
Amortization of unrecognized transition asset	—	—	—	—	—	1
Settlement	—	—	—	1	1	—

Net periodic benefit cost	$25	$10	$11	$31	$11	$13

Six months ended June 30,
Service cost	$104	$10	$10	$85	$12	$8
Interest cost	110	7	22	107	6	22
Expected return on plan assets	(196)	—	(13)	(163)	—	(11)
Recognized net actuarial loss (1)	34	2	5	25	—	2
Amortization of prior service cost	(2)	(1)	(1)	—	—	(1)
Amortization of unrecognized transition asset	—	—	—	—	—	1
Settlement	—	—	—	1	1	—

Net periodic benefit cost	$50	$18	$23	$55	$19	$21

(1)	Net actuarial loss is generally amortized over five years.

11. EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

			Quarter			Six months
		ended June 30		,	ended June 30		,
	(in millions, except per share amounts)	2005	2004		2005	2004

	Net income (numerator)	$1,910	$1,714		$3,766	$3,481

	EARNINGS PER COMMON SHARE

	Average common shares outstanding (denominator)	1,687.7	1,688.1		1,691.5	1,693.7

	Per share	$1.14	$1.02		$2.23	$2.06

	DILUTED EARNINGS PER COMMON SHARE
	Average common shares outstanding	1,687.7	1,688.1		1,691.5	1,693.7
Add:	Stock options	19.2	19.8		19.6	20.7
	Restricted share rights	.3	.4		.3	.4

	Diluted average common shares outstanding (denominator)	1,707.2	1,708.3		1,711.4	1,714.8

	Per share	$1.12	$1.00		$2.20	$2.03

In second quarter 2005 and 2004, options to purchase 3.7 million and 2.7 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

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

(income/expense in millions,	Community		Wholesale		Wells Fargo				Consolidated
average balances in billions)	Banking		Banking		Financial		Other (2)		Company

Quarter ended June 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Net interest income (1)	$3,150	$2,987	$588	$559	$798	$680	$—	$—	$4,536	$4,226
Provision (reversal of provision) for credit losses	213	213	(10)	18	251	209	—	—	454	440
Noninterest income	2,341	2,396	871	720	117	84	—	—	3,329	3,200
Noninterest expense	3,379	3,127	750	663	425	387	—	176	4,554	4,353

Income (loss) before income tax expense (benefit)	1,899	2,043	719	598	239	168	—	(176)	2,857	2,633
Income tax expense (benefit)	608	705	257	213	82	63	—	(62)	947	919

Net income (loss)	$1,291	$1,338	$462	$385	$157	$105	$—	$(114)	$1,910	$1,714

Average loans	$197.0	$185.9	$61.3	$52.1	$37.3	$28.2	$—	$—	$295.6	$266.2
Average assets	302.0	299.1	88.0	75.8	39.3	29.8	5.8	5.8	435.1	410.5
Average core deposits	214.5	198.9	23.8	25.9	—	.1	—	—	238.3	224.9
Six months ended June 30,
Net interest income (1)	$6,269	$5,831	$1,153	$1,121	$1,567	$1,324	$—	$—	$8,989	$8,276
Provision (reversal of provision) for credit losses	416	427	(6)	41	629	376	—	—	1,039	844
Noninterest income	5,040	4,563	1,716	1,548	209	186	—	—	6,965	6,297
Noninterest expense	6,886	6,121	1,495	1,332	865	753	—	176	9,246	8,382

Income (loss) before income tax expense (benefit)	4,007	3,846	1,380	1,296	282	381	—	(176)	5,669	5,347
Income tax expense (benefit)	1,312	1,325	493	463	98	140	—	(62)	1,903	1,866

Net income (loss)	$2,695	$2,521	$887	$833	$184	$241	$—	$(114)	$3,766	$3,481

Average loans	$194.9	$183.1	$60.4	$51.2	$36.2	$27.0	$—	$—	$291.5	$261.3
Average assets	302.5	288.4	86.5	75.8	38.3	28.6	5.8	5.8	433.1	398.6
Average core deposits	210.4	193.6	24.7	25.3	—	.1	—	—	235.1	219.0

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The noninterest expense item for second quarter 2004 is a $176 million loss on debt extinguishment recorded at the enterprise level.

13. VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Substantially all of these entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $7 billion in total assets at June 30, 2005, and $6 billion at December 31, 2004. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against our general credit.

We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $3 billion in total assets at both June 30, 2005, and December 31, 2004. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $940 million at June 30, 2005, and $950 million at December 31, 2004, respectively, predominantly representing investments in entities formed to invest in affordable housing. We, however, expect to recover our investment over time through realization of federal low-income housing tax credits.

14. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter		Six months
	ended June 30	,	ended June 30		,
(in millions)	2005	2004	2005	2004

Servicing fees, net of amortization and provision for impairment:
Servicing fees and other	$593	$511	$1,163	$1,050
Amortization	(493)	(431)	(963)	(942)
Reversal of provision (provision) for mortgage servicing rights in excess of fair value	(304)	585	(33)	185
Net derivative gains (losses) (1)	105	(204)	190	334

Total servicing fees, net of amortization and provision for impairment	(99)	461	357	627
Net gains (losses) on mortgage loan origination/ sales activities	250	(52)	543	46
All other	86	84	151	135

Total mortgage banking noninterest income	$237	$493	$1,051	$808

(1)	See Note 18 — Fair Value Hedges for additional discussion and detail of net derivative gains and losses.

Each quarter, we evaluate mortgage servicing rights (MSRs) for possible impairment based on the difference between the carrying amount and current fair value of the MSRs by risk stratification. If a temporary impairment exists, we establish a valuation allowance for any excess of amortized cost, as adjusted for hedge accounting, over the current fair value through a charge to income. We have a policy of reviewing MSRs for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding subsequent reversals. (See Note 1 – Transfers and Servicing of Financial Assets to Financial Statements in our 2004 Form 10-K for additional discussion of our policy for valuation of MSRs.)

The changes in mortgage servicing rights were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2005	2004	2005	2004

Mortgage servicing rights:
Balance, beginning of period	$10,266	$8,270	$9,466	$8,848
Originations (1)	529	597	914	935
Purchases (1)	453	466	988	734
Amortization	(493)	(431)	(963)	(942)
Write-down	—	—	—	(169)
Other (includes changes in mortgage servicing rights due to hedging)	(659)	1,198	(309)	694

Balance, end of period	$10,096	$10,100	$10,096	$10,100

Valuation allowance:
Balance, beginning of period	$1,294	$2,173	$1,565	$1,942
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	304	(585)	33	(185)
Write-down of mortgage servicing rights	—	—	—	(169)

Balance, end of period	$1,598	$1,588	$1,598	$1,588

Mortgage servicing rights, net	$8,498	$8,512	$8,498	$8,512

Ratio of mortgage servicing rights to related loans serviced for others	1.12%	1.37%	1.12%	1.37%

(1)	Based on June 30, 2005, assumptions, the weighted-average amortization period for mortgage servicing rights added during the second quarter and first half of 2005 was approximately 4.7 years and 4.8 years, respectively.

The components of the managed servicing portfolio were:

	June 30		,
(in billions)	2005	2004

Loans serviced for others (1)	$761	$622
Owned loans serviced (2)	113	127

Total owned servicing	874	749
Sub-servicing	32	32

Total managed servicing portfolio	$906	$781

(1)	Consists of 1-4 family first mortgages and commercial mortgage loans.
(2)	Consists of mortgage loans held for sale and 1-4 family first mortgages.

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

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$174	$—	$—	$(174)	$—
Nonbank	80	—	—	(80)	—
Interest income from loans	—	1,066	4,097	—	5,163
Interest income from subsidiaries	521	—	—	(521)	—
Other interest income	25	24	988	—	1,037

Total interest income	800	1,090	5,085	(775)	6,200

Deposits	—	—	825	—	825
Short-term borrowings	61	40	215	(152)	164
Long-term debt	457	332	153	(267)	675

Total interest expense	518	372	1,193	(419)	1,664

NET INTEREST INCOME	282	718	3,892	(356)	4,536
Provision for credit losses	—	287	167	—	454

Net interest income after provision for credit losses	282	431	3,725	(356)	4,082

NONINTEREST INCOME
Fee income – nonaffiliates	—	54	2,007	—	2,061
Other	47	66	1,189	(34)	1,268

Total noninterest income	47	120	3,196	(34)	3,329

NONINTEREST EXPENSE
Salaries and benefits	(18)	241	2,322	—	2,545
Other	(32)	163	2,014	(136)	2,009

Total noninterest expense	(50)	404	4,336	(136)	4,554

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	379	147	2,585	(254)	2,857
Income tax expense	15	50	882	—	947
Equity in undistributed income of subsidiaries	1,546	—	—	(1,546)	—

NET INCOME	$1,910	$97	$1,703	$(1,800)	$1,910

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,001	$—	$—	$(1,001)	$—
Nonbank	125	—	—	(125)	—
Interest income from loans	—	854	3,157	—	4,011
Interest income from subsidiaries	238	—	—	(238)	—
Other interest income	22	21	1,015	—	1,058

Total interest income	1,386	875	4,172	(1,364)	5,069

Deposits	—	—	394	—	394
Short-term borrowings	18	6	105	(70)	59
Long-term debt	192	267	92	(161)	390

Total interest expense	210	273	591	(231)	843

NET INTEREST INCOME	1,176	602	3,581	(1,133)	4,226
Provision for credit losses	—	233	207	—	440

Net interest income after provision for credit losses	1,176	369	3,374	(1,133)	3,786

NONINTEREST INCOME
Fee income – nonaffiliates	—	53	1,833	—	1,886
Other	17	37	1,278	(18)	1,314

Total noninterest income	17	90	3,111	(18)	3,200

NONINTEREST EXPENSE
Salaries and benefits	4	228	1,895	—	2,127
Other	46	262	1,958	(40)	2,226

Total noninterest expense	50	490	3,853	(40)	4,353

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,143	(31)	2,632	(1,111)	2,633
Income tax expense (benefit)	(21)	(11)	951	—	919
Equity in undistributed income of subsidiaries	550	—	—	(550)	—

NET INCOME	$1,714	$(20)	$1,681	$(1,661)	$1,714

Condensed Consolidating Statement of Income

	Six months ended June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,924	$—	$—	$(2,924)	$—
Nonbank	185	—	—	(185)	—
Interest income from loans	—	2,067	7,876	—	9,943
Interest income from subsidiaries	955	—	—	(955)	—
Other interest income	53	58	2,019	—	2,130

Total interest income	4,117	2,125	9,895	(4,064)	12,073

Deposits	—	—	1,517	—	1,517
Short-term borrowings	111	73	395	(266)	313
Long-term debt	826	640	285	(497)	1,254

Total interest expense	937	713	2,197	(763)	3,084

NET INTEREST INCOME	3,180	1,412	7,698	(3,301)	8,989
Provision for credit losses	—	637	402	—	1,039

Net interest income after provision for credit losses	3,180	775	7,296	(3,301)	7,950

NONINTEREST INCOME
Fee income – nonaffiliates	—	108	3,912	—	4,020
Other	71	113	2,827	(66)	2,945

Total noninterest income	71	221	6,739	(66)	6,965

NONINTEREST EXPENSE
Salaries and benefits	12	482	4,543	—	5,037
Other	5	344	4,118	(258)	4,209

Total noninterest expense	17	826	8,661	(258)	9,246

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,234	170	5,374	(3,109)	5,669
Income tax expense (benefit)	(2)	58	1,847	—	1,903
Equity in undistributed income of subsidiaries	530	—	—	(530)	—

NET INCOME	$3,766	$112	$3,527	$(3,639)	$3,766

Condensed Consolidating Statement of Income

	Six months ended June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,501	$—	$—	$(1,501)	$—
Nonbank	264	—	—	(264)	—
Interest income from loans	—	1,661	6,307	—	7,968
Interest income from subsidiaries	438	—	—	(438)	—
Other interest income	45	40	1,874	—	1,959

Total interest income	2,248	1,701	8,181	(2,203)	9,927

Deposits	—	—	764	—	764
Short-term borrowings	39	14	188	(119)	122
Long-term debt	355	508	190	(288)	765

Total interest expense	394	522	1,142	(407)	1,651

NET INTEREST INCOME	1,854	1,179	7,039	(1,796)	8,276
Provision for credit losses	—	394	450	—	844

Net interest income after provision for credit losses	1,854	785	6,589	(1,796)	7,432

NONINTEREST INCOME
Fee income – nonaffiliates	—	109	3,599	—	3,708
Other	59	85	2,478	(33)	2,589

Total noninterest income	59	194	6,077	(33)	6,297

NONINTEREST EXPENSE
Salaries and benefits	29	449	3,809	—	4,287
Other	59	383	3,735	(82)	4,095

Total noninterest expense	88	832	7,544	(82)	8,382

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,825	147	5,122	(1,747)	5,347
Income tax expense (benefit)	(29)	52	1,843	—	1,866
Equity in undistributed income of subsidiaries	1,627	—	—	(1,627)	—

NET INCOME	$3,481	$95	$3,279	$(3,374)	$3,481

Condensed Consolidating Balance Sheet

	June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$14,612	$185	$—	$(14,797)	$—
Nonaffiliates	248	313	19,062	—	19,623
Securities available for sale	1,258	1,829	26,134	(5)	29,216
Mortgages and loans held for sale	—	24	32,360	—	32,384
Loans	1	38,024	263,714	—	301,739
Loans to subsidiaries:
Bank	2,300	816	—	(3,116)	—
Nonbank	40,324	905	—	(41,229)	—
Allowance for loan losses	—	(995)	(2,780)	—	(3,775)

Net loans	42,625	38,750	260,934	(44,345)	297,964

Investments in subsidiaries:
Bank	35,423	—	—	(35,423)	—
Nonbank	4,563	—	—	(4,563)	—
Other assets	5,382	841	51,126	(1,555)	55,794

Total assets	$104,111	$41,942	$389,616	$(100,688)	$434,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$289,810	$(14,797)	$275,013
Short-term borrowings	154	5,819	23,400	(11,468)	17,905
Accrued expenses and other liabilities	3,079	1,247	17,950	(2,346)	19,930
Long-term debt	57,789	32,366	21,104	(28,404)	82,855
Indebtedness to subsidiaries	3,811	—	—	(3,811)	—

Total liabilities	64,833	39,432	352,264	(60,826)	395,703
Stockholders’ equity	39,278	2,510	37,352	(39,862)	39,278

Total liabilities and stockholders’ equity	$104,111	$41,942	$389,616	$(100,688)	$434,981

Condensed Consolidating Balance Sheet

	June 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$6,220	$70	$—	$(6,290)	$—
Nonaffiliates	229	241	17,201	—	17,671
Securities available for sale	1,406	1,734	33,636	(5)	36,771
Mortgages and loans held for sale	—	22	47,558	—	47,580
Loans	1	28,930	240,800	—	269,731
Loans to nonbank subsidiaries	32,776	845	—	(33,621)	—
Allowance for loan losses	—	(906)	(3,034)	—	(3,940)

Net loans	32,777	28,869	237,766	(33,621)	265,791

Investments in subsidiaries:
Bank	34,142	—	—	(34,142)	—
Nonbank	4,078	—	—	(4,078)	—
Other assets	4,373	713	47,881	(475)	52,492

Total assets	$83,225	$31,649	$384,042	$(78,611)	$420,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$97	$274,318	$(6,290)	$268,125
Short-term borrowings	147	4,381	36,722	(11,419)	29,831
Accrued expenses and other liabilities	2,108	1,097	19,370	(1,309)	21,266
Long-term debt	43,744	23,891	17,764	(19,794)	65,605
Indebtedness to subsidiaries	1,748	—	—	(1,748)	—

Total liabilities	47,747	29,466	348,174	(40,560)	384,827
Stockholders’ equity	35,478	2,183	35,868	(38,051)	35,478

Total liabilities and stockholders’ equity	$83,225	$31,649	$384,042	$(78,611)	$420,305

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$3,325	$875	$18,433	$22,633

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	212	103	3,484	3,799
Proceeds from prepayments and maturities	64	93	3,222	3,379
Purchases	(123)	(196)	(2,565)	(2,884)
Net cash paid for acquisitions	—	—	(6)	(6)
Increase in banking subsidiaries’ loan originations, net of collections	—	(234)	(17,157)	(17,391)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	99	1,916	2,015
Purchases (including participations) of loans by banking subsidiaries	—	—	(4,333)	(4,333)
Principal collected on nonbank entities’ loans	—	9,393	—	9,393
Loans originated by nonbank entities	—	(14,274)	—	(14,274)
Net advances to nonbank entities	(629)	—	629	—
Capital notes and term loans made to subsidiaries	(5,328)	—	5,328	—
Principal collected on notes/loans made to subsidiaries	401	—	(401)	—
Net decrease (increase) in investment in subsidiaries	168	—	(168)	—
Other, net	—	(900)	(3,357)	(4,257)

Net cash used by investing activities	(5,235)	(5,916)	(13,408)	(24,559)

Cash flows from financing activities:
Net increase in deposits	—	—	155	155
Net increase (decrease) in short-term borrowings	999	157	(5,213)	(4,057)
Proceeds from issuance of long-term debt	11,486	6,068	617	18,171
Repayment of long-term debt	(3,034)	(1,168)	(4,703)	(8,905)
Proceeds from issuance of common stock	599	—	—	599
Repurchase of common stock	(1,373)	—	—	(1,373)
Payment of cash dividends on common stock	(1,626)	—	—	(1,626)
Other, net	—	—	21	21

Net cash provided (used) by financing activities	7,051	5,057	(9,123)	2,985

Net change in cash and due from banks	5,141	16	(4,098)	1,059
Cash and due from banks at beginning of period	9,719	482	2,702	12,903

Cash and due from banks at end of period	$14,860	$498	$(1,396)	$13,962

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2004
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,440	$714	$3,039	$5,193

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	40	126	4,326	4,492
Proceeds from prepayments and maturities	77	76	4,967	5,120
Purchases	(106)	(274)	(13,627)	(14,007)
Net cash paid for acquisitions	—	—	(46)	(46)
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(17,461)	(17,461)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	657	657
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,297)	(2,297)
Principal collected on nonbank entities’ loans	—	7,991	224	8,215
Loans originated by nonbank entities	—	(13,282)	(165)	(13,447)
Net advances to nonbank entities	576	—	(576)	—
Capital notes and term loans made to subsidiaries	(7,639)	—	7,639	—
Principal collected on notes/loans made to subsidiaries	483	—	(483)	—
Net decrease (increase) in investment in subsidiaries	(342)	—	342	—
Other, net	—	(20)	(3,572)	(3,592)

Net cash used by investing activities	(6,911)	(5,383)	(20,072)	(32,366)

Cash flows from financing activities:
Net increase (decrease) in deposits	—	(13)	20,607	20,594
Net increase (decrease) in short-term borrowings	(1,105)	(597)	6,874	5,172
Proceeds from issuance of long-term debt	9,650	8,351	(1,284)	16,717
Repayment of long-term debt	(920)	(2,922)	(10,933)	(14,775)
Proceeds from issuance of common stock	637	—	—	637
Repurchase of common stock	(1,621)	—	—	(1,621)
Payment of cash dividends on common stock	(1,526)	—	—	(1,526)
Other, net	—	—	(123)	(123)

Net cash provided by financing activities	5,115	4,819	15,141	25,075

Net change in cash and due from banks	(356)	150	(1,892)	(2,098)
Cash and due from banks at beginning of period	6,805	161	8,581	15,547

Cash and due from banks at end of period	$6,449	$311	$6,689	$13,449

16. GUARANTEES

We provide guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obliged to make payment if a customer defaults. Standby letters of credit were $10.1 billion at June 30, 2005, and $9.4 billion at December 31, 2004, including financial guarantees of $5.5 billion and $5.3 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.8 billion at June 30, 2005, and $1.7 billion at December 31, 2004. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $844 million at June 30, 2005, and $731 million at December 31, 2004. We have also provided a back-up liquidity facility to a commercial paper conduit that we consider to be a financial guarantee, which would have required us to advance, under certain conditions, up to $896 million at June 30, 2005, and up to $860 million at December 31, 2004. This back-up liquidity facility has been included within our commercial loan commitments and was substantially collateralized in the event it was drawn upon.

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

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $478 million at June 30, 2005, and $374 million at December 31, 2004, and the aggregate written floors and caps liability was $59 million and $227 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $59.5 billion at June 30, 2005, and $29.7 billion at December 31, 2004, and the aggregate notional value related to written floors and caps was $18.9 billion and $34.7 billion, respectively. We offset substantially all options written to customers with purchased options.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $6 million liability at June 30, 2005, and a $2 million liability at December 31, 2004. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.7 billion and $2.6 billion based on notional value at June 30, 2005, and December 31, 2004, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at June 30, 2005, and December 31, 2004. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At June 30, 2005, and December 31, 2004, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with terms ranging from 1 to 24 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable. However our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $100 million at June 30, 2005, and $370 million at December 31, 2004.

17. REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively.

We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with Federal Reserve Board risk-based capital guidelines was $4.1 billion at June 30, 2005. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of June 30, 2005:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$43.5	12.17%	≥	$28.6	≥	8.00%
Wells Fargo Bank, N.A.	32.6	11.16	≥	23.4	≥	8.00		≥	$29.2	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$30.6	8.57%	≥	$14.3	≥	4.00%
Wells Fargo Bank, N.A.	23.7	8.10	≥	11.7	≥	4.00		≥	$17.5	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$30.6	7.28%	≥	$16.8	≥	4.00	%(1)
Wells Fargo Bank, N.A.	23.7	6.69	≥	14.2	≥	4.00	(1)	≥	$17.7	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2005, Wells Fargo Bank, N.A. met these requirements.

18. DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net gain of $202 million and $430 million in the second quarter and first half of 2005, respectively, compared with a net gain of $6 million and $351 million in the same periods of 2004. The ineffective portion of the change in value of these derivatives was a net loss of $97 million and $240 million in the second quarter and first half of 2005, respectively, compared with a net loss of $210 million and $17 million in the same periods of 2004. Net derivative gains were $105 million and $190 million in the second quarter and first half of 2005, respectively, compared with net derivative losses of $204 million and net derivative gains of $334 million in the same periods of 2004. Net derivative gains and losses related to our mortgage servicing activities are included in “Servicing fees, net of amortization and provision for impairment” in Note 14.

We use derivatives to hedge changes in fair value of our commercial real estate mortgages and franchise loans due to changes in LIBOR interest rates. We originate a portion of these loans with the intent to sell them. The ineffective portion of these fair value hedges was a net loss of $4 million and $9 million in the second quarter and first half of 2005, respectively, and a net loss of $5 million and $10 million in the same periods of 2004, respectively, recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate and franchise loan hedges, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

We enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in the second quarter or first half of 2005 or 2004. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

We also enter into foreign currency contracts to hedge our exposure to interest rate risk and foreign currency risk associated with the issuance of non-U.S. dollar denominated debt.

At June 30, 2005, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans to fixed rates and to hedge forecasted sales of mortgage loans. We also hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We recognized a net loss of $20 million and $8 million in the second quarter and first half of 2005, respectively, and a net gain of $47 million and $33 million in the same periods of 2004, respectively, which represents the total ineffectiveness of cash flow hedges. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of June 30, 2005, all designated cash flow hedges continued to qualify as cash flow hedges.

At June 30, 2005, we expected that $23 million of deferred net losses on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $74 million of deferred net losses at June 30, 2004. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of one year for hedges converting floating-rate loans to fixed, ten years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.

Free-Standing Derivatives

Interest rate lock commitments for residential mortgage loans that we intend to resell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is economically hedged with options, futures and forwards. The aggregate fair value of derivative loan commitments on the consolidated balance sheet was a net asset of $10 million at June 30, 2005, and a net liability of $38 million at December 31, 2004; and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.

Derivative Financial Instruments – Summary Information

The total credit risk amount and estimated net fair value for derivatives at June 30, 2005, and December 31, 2004, were:

	June 30, 2005		December 31, 2004
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value
ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$1,004	$797	$839	$694
Foreign exchange contracts	12	12	—	—
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	2,021	3	1,864	(51)
Commodity contracts	456	33	197	(14)
Equity contracts	174	(26)	189	8
Foreign exchange contracts	381	92	621	71
Credit contracts	26	(28)	36	(22)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2005.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations	(2)
April	6,143,046		$59.30	6,143,046		21,441,962
May	4,274,208		60.31	4,274,208		17,167,754
June	2,087,723		61.39	2,087,723		15,080,031

Total	12,504,977			12,504,977

(1)	All shares were repurchased under two authorizations each covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on April 27, 2004, and January 25, 2005, respectively. Unless modified or revoked by the Board, these authorizations do not expire.
(2)	On July 26, 2005, the Board authorized the repurchase of an additional 25 million shares of common stock. The Company publicly announced this authorization on the same day. This additional information is not reflected in this table.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 26, 2005. There were 1,695,977,708 shares of common stock outstanding and entitled to vote at the meeting. A total of 1,478,313,717 shares of common stock were represented at the meeting in person or by proxy, representing 87.2% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

(1)	re-elected all 14 of the Company’s directors;
(2)	approved the Company’s amended and restated Long-Term Incentive Compensation Plan;
(3)	ratified the appointment of KPMG LLP as independent auditors for 2005;
(4)	rejected the stockholder proposal regarding payday lending;
(5)	rejected the stockholder proposal regarding executive compensation and predatory lending;
(6)	rejected the stockholder proposal regarding performance shares;
(7)	rejected the stockholder proposal regarding chief executive officer compensation; and
(8)	rejected the stockholder proposal regarding separation of Board Chair and CEO positions.

The voting results for each matter were:

(1)	Election of Directors

	For	Withheld
J.A. Blanchard III	1,433,008,248	45,305,469
Susan E. Engel	1,348,426,333	129,887,384
Enrique Hernandez, Jr.	1,341,918,398	136,395,319
Robert L. Joss	1,395,121,413	83,192,304
Reatha Clark King	1,424,929,048	53,384,669
Richard M. Kovacevich	1,416,773,108	61,540,609
Richard D. McCormick	1,344,154,876	134,158,841
Cynthia H. Milligan	1,026,189,496	452,124,221
Philip J. Quigley	1,351,642,350	126,671,367
Donald B. Rice	1,024,413,151	453,900,566
Judith M. Runstad	1,080,638,108	397,675,609
Stephen W. Sanger	1,350,549,005	127,764,712
Susan G. Swenson	1,425,535,928	52,777,789
Michael W. Wright	1,092,646,559	385,667,158

(2)	Proposal to Approve Amended and Restated Long-Term Incentive Compensation Plan

For	Against	Abstentions	Non-Votes
1,010,806,537	237,114,071	15,357,429	215,035,680

(3)	Proposal to Ratify Appointment of KPMG LLP

For	Against	Abstentions
1,431,057,967	36,152,442	11,103,308

(4)	Stockholder Proposal Regarding Payday Lending

For	Against	Abstentions	Non-Votes
56,078,338	1,094,207,384	112,992,315	215,035,680

(5)	Stockholder Proposal Regarding Executive Compensation and Predatory Lending

For	Against	Abstentions	Non-Votes
68,882,059	1,099,903,096	94,492,882	215,035,680

(6)	Stockholder Proposal Regarding Performance Shares

For	Against	Abstentions	Non-Votes
411,831,665	829,317,814	22,128,558	215,035,680

(7)	Proposal Regarding Chief Executive Officer Compensation

For	Against	Abstentions	Non-Votes
72,673,063	1,171,045,632	19,559,342	215,035,680

(8)	Proposal Regarding Separation of Board Chair and CEO Positions

For	Against	Abstentions	Non-Votes
427,111,708	817,075,011	19,091,318	215,035,680

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 20, 1996

(e)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated February 26, 1996

(f)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 14, 1997

3(g)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 20, 1998

(h)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated April 21, 1999

(i)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated April 21, 1999

(j)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(k)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 17, 2001

(l)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated April 16, 2002

(m)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2003

(n)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(o)	Certificate of Designations for the Company’s 2005 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K dated March 15, 2005

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 2, 2005

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 2.67 and 3.95 for the quarters ended June 30, 2005 and 2004, respectively, and 2.78 and 4.06 for the six months ended June 30, 2005 and 2004, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.22 and 6.29 for the quarters ended June 30, 2005 and 2004, respectively, and 4.40 and 6.42 for the six months ended June 30, 2005 and 2004, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2005	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)