Form 10-Q
period 2005-09-30
WELLS FARGO & CO/MN
filed 2005-11-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ✓   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Registrant’s telephone number, including area code: 1-866-249-3302

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

Yes  ✓             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes                  No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 31, 2005
Common stock, $1-2/3 par value	1,672,244,159

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION

FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2005 from		Nine months ended
	Sept. 30 ,	June 30 ,	Sept. 30 ,	June 30 ,	Sept. 30 ,	Sept. 30 ,	Sept. 30 ,	%
(in millions, except per share amounts)	2005	2005	2004	2005	2004	2005	2004	Change

For the Period
Net income	$1,975	$1,910	$1,748	3%	13%	$5,741	$5,229	10%
Diluted earnings per common share	1.16	1.12	1.02	4	14	3.36	3.05	10
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.75%	1.76%	1.66%	(1)	5	1.75%	1.72%	2
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.72	19.76	19.34	—	2	19.70	19.74	—
Efficiency ratio (1)	57.5	57.9	57.7	(1)	—	57.8	57.6	—
Total revenue	$8,503	$7,865	$7,318	8	16	$24,457	$21,891	12
Dividends declared per common share	.52	.48	.48	8	8	1.48	1.38	7
Average common shares outstanding	1,686.8	1,687.7	1,688.9	—	—	1,689.9	1,692.1	—
Diluted average common shares outstanding	1,705.3	1,707.2	1,708.7	—	—	1,709.3	1,712.7	—
Average loans	$295,611	$295,636	$274,255	—	8	$292,874	$265,676	10
Average assets	448,159	435,091	419,636	3	7	438,143	405,649	8
Average core deposits (2)	247,187	238,308	225,027	4	10	239,171	221,046	8
Average retail core deposits (3)	205,078	198,805	186,175	3	10	198,881	181,677	9
Net interest margin	4.86%	4.89%	4.89%	(1)	(1)	4.87%	4.89%	—
At Period End
Securities available for sale	$34,480	$29,216	$35,121	18	(2)	$34,480	$35,121	(2)
Loans	296,189	301,739	279,310	(2)	6	296,189	279,310	6
Allowance for loan losses	3,886	3,775	3,782	3	3	3,886	3,782	3
Goodwill	10,776	10,647	10,431	1	3	10,776	10,431	3
Assets	453,494	434,981	421,549	4	8	453,494	421,549	8
Core deposits (2)	248,384	239,615	224,946	4	10	248,384	224,946	10
Stockholders’ equity	39,835	39,278	36,680	1	9	39,835	36,680	9
Tier 1 capital (4)	30,996	30,610	28,257	1	10	30,996	28,257	10
Total capital (4)	43,925	43,485	40,854	1	8	43,925	40,854	8
Capital ratios
Stockholders’ equity to assets	8.78%	9.03%	8.70%	(3)	1	8.78%	8.70%	1
Risk-based capital (4)
Tier 1 capital	8.35	8.57	8.40	(3)	(1)	8.35	8.40	(1)
Total capital	11.84	12.17	12.15	(3)	(3)	11.84	12.15	(3)
Tier 1 leverage (4)	7.16	7.28	6.97	(2)	3	7.16	6.97	3
Book value per common share	$23.74	$23.30	$21.71	2	9	$23.74	$21.71	9
Team members (active, full-time equivalent)	151,300	148,600	143,700	2	5	151,300	143,700	5
Common Stock Price
High	$62.87	$62.22	$59.86	1	5	$62.87	$59.86	5
Low	58.00	57.77	56.12	—	3	57.77	54.32	6
Period end	58.57	61.58	59.63	(5)	(2)	58.57	59.63	(2)

(1)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits consist of noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	Retail core deposits consist of total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(4)	See Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2005, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations. Please refer to “Factors that May Affect Future Results” in this Report for a discussion of some factors that may cause results to differ.

OVERVIEW

Wells Fargo & Company is a $453 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at September 30, 2005. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to “the Parent,” we mean Wells Fargo & Company.

Diluted earnings per share were a record $1.16 in third quarter 2005, up 14% from $1.02 in third quarter 2004, driven by double-digit revenue growth, up 16% from last year. Our 14% earnings growth from a year ago was broad based, with nearly every consumer and commercial business line achieving double-digit profit growth, including regional banking, middle market/corporate banking, commercial real estate, asset-based lending, small business lending, home mortgage, student lending, asset management and international services. Both net interest income and noninterest income for third quarter 2005 grew solidly from last year and virtually all of our fee-based products had double-digit revenue growth. We have stated in the past that to consistently grow over the long term, successful companies must invest in their core businesses and in maintaining strong balance sheets. During the third quarter, we recorded:

•	$33 million in losses (not including foregone net interest income) related to the sale of an additional $24 billion of our lowest-yielding adjustable rate mortgages (ARMs),
•	$31 million of realized losses on the sale of available for sale debt securities, including the sale of low-yielding fixed income securities,
•	$100 million provision in order to allow for our current assessment of the effect of Hurricane Katrina,
•	$41 million of airline lease write-downs,
•	$25 million expense for the early adoption of a recent accounting standard, and
•	$14 million in expenses for the integration of the Strong Financial and Texas bank acquisitions.

In addition, we continued to make investments by increasing our sales force by approximately 1,000 team members, adding 21 regional banking stores and 16 Wells Fargo Financial stores, renovating 100 stores and improving distribution and customer service during the quarter.

Our corporate vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products we provide to our customers and to focus on providing each customer with all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitates growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We estimate that our average banking household now has 4.8 products with us, which we believe is among the highest, if not the highest, in our industry. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 8% and average core deposits up 10%.

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

Our financial results included the following:

Net income for third quarter 2005 was $1.98 billion, up 13% from $1.75 billion for third quarter 2004. Diluted earnings per common share for third quarter 2005 were $1.16, up 14% from $1.02 for third quarter 2004. Return on average assets (ROA) increased to 1.75% and return on average common equity (ROE) was 19.72% for third quarter 2005.

Net income for the first nine months of 2005 was $5.74 billion, or $3.36 per share, compared with $5.23 billion, or $3.05 per share, for the first nine months of 2004. ROA was 1.75% in the first nine months of 2005, compared with 1.72% in the first nine months of 2004. ROE was 19.70% in the first nine months of 2005 and 19.74% in the first nine months of 2004.

Net interest income on a taxable-equivalent basis was $4.70 billion for third quarter 2005, up 6% from $4.45 billion in third quarter 2004, reflecting solid loan growth (other than ARMs) and a relatively stable net interest margin. Average earning assets grew 6% from the third quarter of 2005, or 14% excluding real estate 1-4 family first mortgages. For the first nine months of 2005, net interest income on a taxable-equivalent basis was $13.75 billion, compared with $12.77 billion for the same period of 2004. The net interest margin was 4.86% for third quarter 2005 compared with 4.89% a year ago. The net interest margin was 4.87% for the first nine months of 2005 and 4.89% for the same period of 2004. Given the prospect of higher short-term interest rates and a flatter yield curve, beginning in the second quarter 2004, as part of our asset-liability management strategy, we sold the lowest-yielding ARMs on our balance sheet, replacing some of these sales at higher yields. At the end of third quarter 2005, yields on new ARMs being held for investment within real estate 1-4 family mortgage loans had yields more than 1% higher than the average yield on the ARMs sold since second quarter 2004.

Noninterest income increased $927 million, or 32%, to $3.83 billion in third quarter 2005 from $2.90 billion in third quarter 2004 and 17% to $10.79 billion in the first nine months of 2005 from $9.20 billion in the same period of 2004. Double-digit growth in noninterest income reflected strong results across our businesses including double-digit growth in trust and investment fees, card fees, other fees and mortgage banking and strong capital markets results. Mortgage banking servicing fees in third quarter 2005 included $356 million in mortgage servicing rights (MSRs) valuation allowance release (increase in mortgage banking revenue) compared with $211 million in impairment provision (reduction in mortgage banking revenue) in third quarter 2004.

Revenue, the sum of net interest income and noninterest income, increased 16% to $8.50 billion in third quarter 2005 from $7.32 billion in third quarter 2004. Wells Fargo Home Mortgage (Home Mortgage) revenue increased $487 million, or 52%, from $939 million in third quarter 2004 to $1.4 billion in third quarter 2005. Combined revenue of businesses other than Home Mortgage grew 11% in third quarter 2005 from third quarter 2004. Revenue increased 12% to $24.46 billion in the first nine months of 2005 from $21.89 billion in the same period of 2004.

Noninterest expense was $4.89 billion and $14.14 billion for the third quarter and first nine months of 2005, respectively, compared with $4.22 billion and $12.60 billion for the same periods of 2004. Noninterest expense for third quarter 2005 increased $669 million, or 16%, from a year ago and included $41 million in losses on airline lease write-downs, $25 million for the early adoption of a recent accounting standard that relates to recognition of obligations associated with the retirement of long-lived assets such as building and leasehold improvements, and $14 million of integration expense. Expense growth included increased mortgage production and continued investment in our businesses. Home Mortgage expenses increased approximately $200 million from third quarter 2004 and $160 million from second quarter 2005 reflecting higher production and total application processing costs. During the quarter, we opened 37 new stores, renovated approximately 100 banking stores and added 1,031 new retail bankers. The efficiency ratio was 57.5%, slightly improved from third quarter 2004.

During third quarter 2005, net charge-offs were $541 million, or .73% of average total loans (annualized), compared with $407 million, or .59%, in third quarter 2004. The increased charge-offs during third quarter 2005 were driven by increased consumer bankruptcies, which have continued and accelerated through the mid-October implementation of bankruptcy reform legislation, continued loan growth and seasoning at Wells Fargo Financial, which is performing consistently with our risk-based pricing model, and a return to modest commercial losses after a net recovery in Wholesale Banking in second quarter 2005. During the first nine months of 2005, net charge-offs were $1,580 million, or .72%, compared with $1,201 million, or .60%, during the same period of 2004.

The provision for credit losses was $641 million and $1,680 million for the third quarter and first nine months of 2005, respectively, compared with $408 million and $1,252 million for the same periods of 2004. During the third quarter of 2005, Hurricane Katrina damage affected our loan portfolios. The impact is expected to primarily be in the consumer lending area, including our residential real estate, credit card, automobile, and other revolving credit and installment loan portfolios. These portfolios total approximately $2 billion in outstanding loans in the FEMA-designated impacted areas. We believe the principal balance of loans subject to loss is less than $500 million based on our analysis to date of the existence of insurance coverage, type of loan, location and potential damage to collateral. Based on further analysis of the loss content of these loans, we provided an additional $100 million to the allowance for credit losses in third quarter 2005. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where the properties may have suffered little, if any, damage or may not yet have been inspected. We will continue to refine our estimates as more information becomes available. We currently do not estimate any significant exposure from Hurricane Katrina in our commercial and commercial real estate loan portfolios, totaling about $100 million in outstanding loans in the affected area. We are still gathering information but, at this point, we expect no material effect from Hurricane Rita. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $4.06 billion, or 1.37% of total loans, at September 30, 2005, compared with $3.95 billion, or 1.37%, at December 31, 2004, and $3.95 billion, or 1.41%, at September 30, 2004.

At September 30, 2005, total nonaccrual loans were $1.30 billion, or .44% of total loans, compared with $1.36 billion, or .47%, at December 31, 2004, and $1.38 billion, or .49%, at September 30, 2004. Total nonperforming assets (NPAs) were $1.49 billion, or .50% of total loans, at September 30, 2005, compared with $1.57 billion, or .55%, at December 31, 2004, and $1.57 billion, or .56%, at September 30, 2004. Foreclosed assets were $187 million at September 30, 2005, compared with $212 million at December 31, 2004, and $190 million at September 30, 2004. The ratio of stockholders’ equity to total assets was 8.78% at September 30, 2005, compared with 8.85% at December 31, 2004, and 8.70% at September 30, 2004. Our total risk-based capital (RBC) ratio at September 30, 2005, was 11.84% and our Tier 1 RBC ratio was 8.35%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at December 31, 2004, were 12.07% and 8.41%, respectively. Our Tier 1 leverage ratios were 7.16% and 7.08% at September 30, 2005, and December 31, 2004, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Current Accounting Developments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Securities and Exchange Commission (SEC) registrants originally would have been required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, using the “modified prospective” transition method. The scope of FAS 123R includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123R will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. Under the “modified prospective” transition method, awards that are granted, modified or settled beginning at the date of adoption will be measured and accounted for in accordance with FAS 123R. In addition, expense must be recognized in the statement of income for unvested awards that were granted prior to the date of adoption. The expense will be based on the fair value determined at the grant date. Assuming our 2006 option grant will vest over a three year period and the valuation and number of options will be the same as our February 2005 grant, we anticipate that this expense will reduce 2006 earnings per share by approximately $.06.

On March 30, 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143 (FIN 47). FIN 47 was issued to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets, such as building and leasehold improvements, when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. While FIN 47 is effective no later than December 31, 2005, we adopted FIN 47 in third quarter 2005 and recorded a $25 million charge to noninterest expense.

We continuously monitor emerging accounting issues, including proposed standards issued by the FASB, for any impact on our financial statements. We are currently aware of a proposed FASB Staff Position (FSP) that clarifies the accounting for leveraged lease transactions for which there have been cash flow estimate changes based on when income tax benefits are recognized. We have been able to estimate the impact of this FSP, if adopted in its current proposed form, as it relates to leveraged leases that have been challenged by the Internal Revenue Service (IRS). While we have not made investments in a broad class of transactions that the IRS commonly refers to as “Lease-In, Lease-Out” (LILO) transactions, we have previously invested in certain leveraged lease transactions that the IRS labels as “Sale-In, Lease-Out” (SILO) transactions. We have paid the IRS the income tax associated with our SILO transactions. However, we are continuing to vigorously defend our initial filing position as to the timing of the tax benefits associated with these transactions. In the mean time, because the timing of the cash flows of these SILO transactions has changed due to our payments to the IRS, if proposed FSP No. 13-a, Accounting for a Change or Projected Change in the Timing of Cash

Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, becomes final and effective at December 31, 2005, we believe we would be required to record a pre-tax charge of approximately $125 million, or $.05 per share after tax, as a cumulative effect of change in accounting principle. This amount would be recognized back into income over the remaining terms of the affected leases.

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

Net interest income on a taxable-equivalent basis increased 6% to $4.70 billion in third quarter 2005 from $4.45 billion in third quarter 2004, primarily due to strong loan growth (other than ARMs) and improved loan yields, partially offset by higher funding costs.

The net interest margin was 4.86% in third quarter 2005 compared with 4.89% in third quarter 2004. Given the prospect of higher short-term interest rates and a flatter yield curve, beginning in second quarter 2004, as part of our asset-liability management strategy, we sold the lowest-yielding ARMs on our balance sheet, replacing some of these sales at higher yields. Over the last six quarters, we sold $60 billion in ARMs at an average yield of 4.22%, realizing losses of approximately $350 million, while also foregoing the net interest income from these assets during this period. As a result, however, the average yield on our 1-4 family first mortgage portfolio – which includes ARMs – increased from a yield of 5.19% on an average balance of $89.4 billion in second quarter 2004 to 6.60% on an average balance of $72.5 billion in third quarter 2005. At quarter end, yields on new ARMs being held for investment within real estate 1-4 family mortgage loans had yields more than 1% higher than the average yield on the ARMs sold since second quarter 2004.

Individual components of net interest income and the net interest margin are presented in the table on pages 8 and 9.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended Sept. 30							,
	2005				2004
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,647	3.17%	$45		$4,864	1.47%	$18
Trading assets	4,782	3.68	44		4,869	3.10	38
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,042	3.70	10		1,132	4.39	12
Securities of U.S. states and political subdivisions	3,321	8.12	63		3,586	7.85	67
Mortgage-backed securities:
Federal agencies	17,815	6.08	264		22,965	6.02	335
Private collateralized mortgage obligations	4,245	5.63	59		3,836	5.12	48

Total mortgage-backed securities	22,060	5.99	323		26,801	5.89	383
Other debt securities (4)	3,888	7.21	68		3,443	7.60	58

Total debt securities available for sale (4)	30,311	6.29	464		34,962	6.19	520
Mortgages held for sale (3)	47,510	5.68	674		34,844	5.61	490
Loans held for sale (3)	626	5.86	9		8,276	3.68	76
Loans:
Commercial and commercial real estate:
Commercial	59,434	6.83	1,023		49,517	5.61	698
Other real estate mortgage	28,614	6.42	464		29,025	5.37	391
Real estate construction	12,259	6.64	204		8,949	5.29	119
Lease financing	5,252	5.74	75		5,084	6.23	79

Total commercial and commercial real estate	105,559	6.64	1,766		92,575	5.53	1,287
Consumer:
Real estate 1-4 family first mortgage	72,479	6.60	1,201		88,689	5.54	1,231
Real estate 1-4 family junior lien mortgage	56,412	6.71	954		46,367	5.07	591
Credit card	10,867	12.38	336		8,948	12.00	269
Other revolving credit and installment	45,380	8.72	998		34,168	8.99	771

Total consumer	185,138	7.49	3,489		178,172	6.40	2,862
Foreign	4,914	13.35	164		3,508	14.24	124

Total loans (5)	295,611	7.29	5,419		274,255	6.21	4,273
Other	1,511	3.83	16		1,683	3.81	17

Total earning assets	$385,998	6.89	6,671		$363,753	5.97	5,432

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,698	1.50	13		$3,017	.47	4
Market rate and other savings	129,390	1.57	513		124,090	.68	213
Savings certificates	23,434	2.98	176		18,490	2.24	105
Other time deposits	22,204	3.48	196		36,089	1.47	133
Deposits in foreign offices	12,359	3.28	102		8,856	1.44	32

Total interest-bearing deposits	191,085	2.08	1,000		190,542	1.02	487
Short-term borrowings	22,797	3.28	189		29,840	1.41	105
Long-term debt	82,840	3.75	780		65,443	2.41	395

Total interest-bearing liabilities	296,722	2.64	1,969		285,825	1.38	987
Portion of noninterest-bearing funding sources	89,276	—	—		77,928	—	—

Total funding sources	$385,998	2.03	1,969		$363,753	1.08	987

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.86%	$4,702			4.89%	$4,445

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,100				$12,704
Goodwill	10,736				10,431
Other	38,325				32,748

Total noninterest-earning assets	$62,161				$55,883

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$90,665				$79,430
Other liabilities	21,074				18,435
Stockholders’ equity	39,698				35,946
Noninterest-bearing funding sources used to fund earning assets	(89,276)				(77,928)

Net noninterest-bearing funding sources	$62,161				$55,883

TOTAL ASSETS	$448,159				$419,636

(1)	Our average prime rate was 6.42% and 4.42% for the quarters ended September 30, 2005 and 2004, respectively, and 5.93% and 4.14% for the nine months ended September 30, 2005 and 2004, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.77% and 1.75% for the quarters ended September 30, 2005 and 2004, respectively, and 3.30% and 1.39% for the nine months ended September 30, 2005 and 2004, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Nine months ended Sept. 30							,
	2005				2004
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,546	2.81%	$117		$4,015	1.28%	$38
Trading assets	5,529	3.43	142		5,369	2.76	111
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	979	3.78	28		1,182	4.16	36
Securities of U.S. states and political subdivisions	3,441	8.28	202		3,460	7.90	196
Mortgage-backed securities:
Federal agencies	18,495	6.06	815		21,232	6.02	927
Private collateralized mortgage obligations	4,140	5.55	169		3,543	5.10	131

Total mortgage-backed securities	22,635	5.97	984		24,775	5.88	1,058
Other debt securities (4)	3,511	7.25	184		3,444	7.66	177

Total debt securities available for sale (4)	30,566	6.30	1,398		32,861	6.21	1,467
Mortgages held for sale (3)	37,958	5.57	1,585		32,226	5.35	1,294
Loans held for sale (3)	3,617	5.02	136		8,088	3.39	205
Loans:
Commercial and commercial real estate:
Commercial	57,469	6.55	2,816		48,515	5.71	2,074
Other real estate mortgage	29,325	6.14	1,347		28,472	5.24	1,116
Real estate construction	10,428	6.43	501		8,548	5.12	328
Lease financing	5,185	5.97	232		5,055	6.37	241

Total commercial and commercial real estate	102,407	6.39	4,896		90,590	5.54	3,759
Consumer:
Real estate 1-4 family first mortgage	78,822	6.31	3,725		88,140	5.36	3,539
Real estate 1-4 family junior lien mortgage	54,760	6.38	2,612		42,235	5.03	1,591
Credit card	10,439	12.16	952		8,599	11.89	767
Other revolving credit and installment	41,926	8.68	2,723		33,211	9.02	2,243

Total consumer	185,947	7.19	10,012		172,185	6.31	8,140
Foreign	4,520	13.66	462		2,901	15.91	346

Total loans (5)	292,874	7.01	15,370		265,676	6.15	12,245
Other	1,637	4.30	52		1,712	3.68	48

Total earning assets	$377,727	6.66	18,800		$349,947	5.90	15,408

FUNDING SOURCES
Deposits:
Interest-bearing checking	$3,543	1.29	34		$2,997	.35	8
Market rate and other savings	128,364	1.31	1,255		121,048	.64	576
Savings certificates	21,299	2.74	437		18,902	2.24	317
Other time deposits	25,775	2.95	569		29,510	1.25	275
Deposits in foreign offices	10,450	2.85	222		8,446	1.19	75

Total interest-bearing deposits	189,431	1.78	2,517		180,903	.92	1,251
Short-term borrowings	23,629	2.84	502		26,067	1.16	227
Long-term debt	79,126	3.43	2,034		66,976	2.31	1,160

Total interest-bearing liabilities	292,186	2.31	5,053		273,946	1.29	2,638
Portion of noninterest-bearing funding sources	85,541	—	—		76,001	—	—

Total funding sources	$377,727	1.79	5,053		$349,947	1.01	2,638

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.87%	$13,747			4.89%	$12,770

NONINTEREST-EARNING ASSETS
Cash and due from banks	$13,060				$12,950
Goodwill	10,680				10,412
Other	36,676				32,340

Total noninterest-earning assets	$60,416				$55,702

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$85,965				$78,099
Other liabilities	21,055				18,237
Stockholders’ equity	38,937				35,367
Noninterest-bearing funding sources used to fund earning assets	(85,541)				(76,001)

Net noninterest-bearing funding sources	$60,416				$55,702

TOTAL ASSETS	$438,143				$405,649

(1)	Our average prime rate was 6.42% and 4.42% for the quarters ended September 30, 2005 and 2004, respectively, and 5.93% and 4.14% for the nine months ended September 30, 2005 and 2004, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.77% and 1.75% for the quarters ended September 30, 2005 and 2004, respectively, and 3.30% and 1.39% for the nine months ended September 30, 2005 and 2004, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Average earning assets increased 6% to $386.0 billion in third quarter 2005 from the same period in 2004 despite the impact of the sale of approximately $45 billion of ARMs and auto loans in the first nine months of 2005. Loans averaged $295.6 billion in third quarter 2005, compared with $274.3 billion in third quarter 2004. Average debt securities available for sale decreased to $30.3 billion in third quarter 2005 from $35.0 billion in third quarter 2004.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 10% from a year ago. Average core deposits were $247.2 billion and $225.0 billion in third quarter 2005 and 2004, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew $18.9 billion, or 10%, for third quarter 2005 from a year ago. Average retail mortgage escrow deposits were $18.5 billion for third quarter 2005, up $5.0 billion from a year ago. Average savings certificates of deposit increased to $23.4 billion in third quarter 2005 from $18.5 billion in third quarter 2004 and average noninterest-bearing checking accounts and other core deposit categories increased to $223.8 billion in third quarter 2005 from $206.5 billion in third quarter 2004. Total average interest-bearing deposits were $191.1 billion in third quarter 2005 and $190.5 billion in third quarter 2004.

NONINTEREST INCOME

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2005	2004		Change	2005	2004		Change

Service charges on deposit accounts	$654	$618		6%	$1,857	$1,823		2%
Trust and investment fees:
Trust, investment and IRA fees	473	366		29	1,374	1,124		22
Commissions and all other fees	141	142		(1)	439	449		(2)

Total trust and investment fees	614	508		21	1,813	1,573		15
Card fees	377	319		18	1,064	909		17
Other fees:
Cash network fees	45	47		(4)	135	136		(1)
Charges and fees on loans	280	234		20	785	669		17
All other	195	171		14	531	495		7

Total other fees	520	452		15	1,451	1,300		12
Mortgage banking:
Servicing fees, net of amortization and provision for impairment	373	(24)		—	730	603		21
Net gains on mortgage loan origination/ sales activities	273	212		29	816	258		216
All other	97	74		31	248	209		19

Total mortgage banking	743	262		184	1,794	1,070		68
Operating leases	202	207		(2)	612	625		(2)
Insurance	248	264		(6)	943	928		2
Trading assets	184	94		96	391	338		16
Net gains (losses) on debt securities available for sale	(31)	10		—	4	(18)		—
Net gains from equity investments	146	48		204	418	224		87
Net gains on sales of loans	3	3		—	3	7		(57)
Net gains on dispositions of operations	1	—		—	2	2		—
All other	166	115		44	440	416		6

Total	$3,827	$2,900		32	$10,792	$9,197		17

We earn trust, investment and IRA fees from managing and administering assets, which include mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2005, these assets totaled $744 billion, up 19% from $627 billion at September 30, 2004. This increase included $24 billion in mutual fund assets and $5 billion in institutional investment accounts acquired from Strong Financial at December 31, 2004. Upon the merger of the Wells Fargo Funds® and certain Strong Financial funds in April 2005, we renamed our mutual fund family the Wells Fargo Advantage FundsSM. Generally, these trust and investment fees are based on the market value of the assets that are managed, administered, or both. The increase in trust, investment and IRA fees of 29% for third quarter 2005 compared with third quarter 2004 was due to the acquisition of assets from the Strong Financial transaction and our successful efforts to grow our investment businesses.

Additionally, we receive commissions and other fees for providing services to retail and discount brokerage customers. At September 30, 2005 and 2004, brokerage balances were $94 billion and $79 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.

Card fees increased 18% and 17% for the third quarter and first nine months of 2005, respectively, predominantly due to an increase in credit card accounts and credit and debit card transaction volume.

Mortgage banking noninterest income was $743 million and $1,794 million in the third quarter and first nine months of 2005, respectively, compared with $262 million and $1,070 million in the same periods of 2004.

Net servicing fees were $373 million and $730 million in the third quarter and first nine months of 2005, respectively, compared with $(24) million and $603 million in the same periods of 2004. Servicing fees are presented net of amortization and impairment of mortgage servicing rights (MSRs) and net derivative gains and losses, which are all influenced by both the level and direction of mortgage interest rates. The increase in net servicing fees in third quarter 2005, compared with the prior year, reflected the effects of the rise in interest rates during the quarter on amortization, MSRs impairment, and derivative gains and losses, and growth in the servicing portfolio. Mortgage banking servicing fees in the third quarter and first nine months of 2005 included a net reversal of MSRs impairment provision of $356 million and $323 million, respectively, compared with a net impairment provision of $211 million and $26 million in the same periods of 2004. Amortization of MSRs was $542 million and $1,505 million in the third quarter and first nine months of 2005, respectively, and $411 million and $1,353 million in the same periods of 2004. Net derivative gains (losses) related to MSRs were $(60) million and $130 million in the third quarter and first nine months of 2005, respectively, and $81 million and $415 million in the same periods of 2004.

Net gains on mortgage loan origination/sales activities were $273 million and $816 million in the third quarter and first nine months of 2005, respectively, compared with $212 million and $258 million in the same periods of 2004. Originations in third quarter 2005 increased to $103 billion from $68 billion in third quarter 2004. For the first nine months of 2005, originations totaled $253 billion, compared with $229 billion in 2004. The first mortgage unclosed pipeline was $66 billion at September 30, 2005, up from $50 billion at December 31, 2004.

Net gains (losses) on debt securities available for sale were $(31) million and $4 million in the third quarter and first nine months of 2005, respectively, compared with $10 million and $(18) million in the same periods of 2004. Third quarter 2005 included losses from the sale of $2.3 billion of low-yielding fixed-income securities. Net gains from equity investments were $146 million and $418 million in the third quarter and first nine months of 2005, respectively, and $48 million and $224 million in the same periods of 2004, primarily reflecting the continued strong performance of our venture capital businesses.

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

NONINTEREST EXPENSE

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2005	2004		Change	2005	2004		Change

Salaries	$1,571	$1,383		14%	$4,602	$3,955		16%
Incentive compensation	676	449		51	1,703	1,281		33
Employee benefits	467	390		20	1,446	1,273		14
Equipment	306	254		20	939	826		14
Net occupancy	354	309		15	1,068	907		18
Operating leases	159	158		1	474	469		1
Outside professional services	230	165		39	582	440		32
Contract services	163	154		6	443	454		(2)
Advertising and promotion	128	113		13	334	315		6
Travel and entertainment	120	110		9	347	312		11
Outside data processing	114	109		5	341	314		9
Telecommunications	74	73		1	213	216		(1)
Postage	72	63		14	212	201		5
Charitable donations	8	7		14	48	24		100
Insurance	17	47		(64)	196	214		(8)
Stationery and supplies	48	57		(16)	148	177		(16)
Operating losses	52	45		16	156	144		8
Net losses (gains) from debt extinguishment	(1)	—		—	(1)	176		—
Security	42	40		5	125	120		4
Core deposit intangibles	30	33		(9)	93	101		(8)
All other	259	261		(1)	666	683		(2)

Total	$4,889	$4,220		16	$14,135	$12,602		12

Noninterest expense increased 16% to $4.9 billion in third quarter 2005, compared with $4.2 billion in third quarter 2004, and 12% year-to-date compared with 2004, primarily due to increased mortgage production and continued investments in new stores and additional sales-related team members. Third quarter 2005 included $41 million of airline lease write-downs, $25 million for the early adoption of FIN 47, which relates to recognition of obligations associated with the retirement of long-lived assets such as building and leasehold improvements and $14 million of integration expense related to the Strong Financial and Texas bank acquisitions. Home Mortgage expenses increased approximately $200 million from third quarter 2004, reflecting higher production and total application processing costs.

See “Current Accounting Developments” for information with respect to the accounting for share-based awards, such as stock option grants and the required date of adoption. Upon adoption, we will be required to include the cost of such grants in our statement of income over the vesting period of the award.

INCOME TAX EXPENSE

Our effective income tax rate for the first nine months of 2005 was 33.57%, compared with 34.94% for the same period of 2004. The decrease was primarily due to a greater level of tax-exempt income and income tax credits in 2005.

OPERATING SEGMENT RESULTS

Our lines of business for management reporting consist of Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 12 (Operating Segments) to Financial Statements.

Community Banking’s net income increased $272 million, or 22%, from $1,217 million in third quarter 2004 to $1,489 million in third quarter 2005. Net income increased 12% to $4,136 million for the first nine months of 2005 from $3,680 million for the first nine months of 2004. Net interest income increased 2% to $3,210 million, and 6% to $9,426 million in the third quarter and first nine months of 2005, respectively, from the same periods of 2004, primarily due to growth in earning assets and balance sheet repositioning mitigated by net interest margin compression. Average loans in Community Banking grew 1%, reflecting the impact associated with the sale of $24 billion of ARMs as part of our asset-liability management strategy, and average core deposits grew 12% from third quarter 2004. The provision for credit losses was $226 million and $183 million in third quarter 2005 and 2004, respectively. Noninterest income for third quarter 2005 increased $765 million from third quarter 2004 due to higher mortgage banking revenue and strong growth in card fees, loan fees, deposit service charges, trading income and gains from equity investments. Noninterest income for the first nine months of 2005 increased by $1,244 million from the same period in 2004. Noninterest expense increased $443 million and $1,206 million in the third quarter and first nine months of 2005, respectively, from the same periods in 2004, primarily due to increased mortgage production and continued investment in business growth.

Wholesale Banking’s net income was $407 million in third quarter 2005, up 12% from $363 million in third quarter 2004. Net income was $1,294 million for the first nine months of 2005, up 8% from $1,196 million for the first nine months of 2004. Wholesale Banking did not record a provision for credit losses in third quarter 2005 and recorded a provision for credit losses of $10 million in third quarter 2004. Noninterest income increased 22% to $885 million and 15% to $2,601 million in the third quarter and first nine months of 2005, respectively, from the same periods of 2004, primarily due to the impact of the Strong Financial acquisition and higher capital markets revenue. Noninterest expense increased 25% to $848 million and 17% to $2,343 million in the third quarter and first nine months of 2005, respectively, from the same periods of 2004, primarily due to the impact of the Strong Financial acquisition and the write-down of certain airline leases.

Wells Fargo Financial’s net income was $79 million in third quarter 2005, down 53% from $168 million in third quarter 2004. Net income was $311 million for the first nine months of 2005 and $467 million for the same period in 2004. Net interest income increased 16% to $869 million, and 16% to $2,489 million for the third quarter and first nine months of 2005, respectively, from the same periods of 2004, due to growth in average loans. The provision for credit losses increased by $200 million and $449 million in the third quarter and first nine months of 2005, respectively, compared with the same periods of 2004, due to growth in average loans, credit losses to conform Wells Fargo Financial’s charge-off timing estimates with Federal Financial Institutions Examination Council (FFIEC) guidelines, and the estimated losses related to the impact of Hurricane Katrina. Noninterest income remained flat in third quarter 2005 compared with third quarter 2004, and increased $21 million, or 2%, for the first nine months of 2005 compared with the first nine months of 2004 primarily due to gains on sale of consumer and mortgage loans. Noninterest expense increased $56 million, or 10%, and $170 million, or 10%, for the third quarter and first nine months of 2005, respectively, from the same periods of 2004, reflecting business expansion and additional team members.

Due to the realignment of our automobile financing businesses into Wells Fargo Financial in third quarter 2005, which was designed to leverage the expertise, systems and resources of the existing businesses, segment results for prior periods have been revised.

BALANCE SHEET ANALYSIS

A comparison between the September 30, 2005, December 31, 2004, and September 30, 2004, balance sheets is presented below.

SECURITIES AVAILABLE FOR SALE

Our securities available for sale portfolio includes both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement purposes. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At September 30, 2005, we held $33.7 billion of debt securities available for sale, compared with $33.0 billion at December 31, 2004, with a net unrealized gain of $637 million and $1.2 billion for the same periods, respectively. In addition, we held $817 million of marketable equity securities available for sale at September 30, 2005, and $696 million at December 31, 2004, with a net unrealized gain of $264 million and $189 million for the same periods, respectively.

The weighted-average expected maturity of debt securities available for sale was 5.8 years at September 30, 2005. Since 72% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.

The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2005	$24.3	$.4	4.7 yrs.
At September 30, 2005, assuming a 200 basis point:
Increase in interest rates	22.5	(1.4)	6.5 yrs.
Decrease in interest rates	25.0	1.1	1.6 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO

A comparative schedule of average loan balances is included in the table on pages 8 and 9; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.

Loans averaged $295.6 billion in third quarter 2005, compared with $274.3 billion in third quarter 2004, an increase of 8%. Total loans at September 30, 2005, were $296.2 billion, compared with $279.3 billion at September 30, 2004, an increase of 6%. Average 1-4 family first mortgages decreased $16.2 billion, or 18%, in third quarter 2005 compared with a year ago due to sales of our lowest yielding ARMs related to our asset-liability management strategy. Average commercial and commercial real estate loans increased $13.0 billion, or 14%, in third quarter 2005 compared with a year ago. Mortgages held for sale increased to $46.1 billion at September 30, 2005, from $30.8 billion a year ago, due to greater origination volume. Loans held for sale decreased to $629 million at September 30, 2005 from $8.4 billion a year ago, due to the transfer of student loans held for sale to the held for investment portfolio. Our decision to hold these loans for investment was based on present yields and our intent and ability to hold this portfolio for the foreseeable future.

DEPOSITS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Noninterest-bearing	$89,304		$81,082		$79,090
Interest-bearing checking	2,992		3,122		2,687
Market rate and other savings	130,829		126,648		124,624
Savings certificates	25,259		18,851		18,545

Core deposits	248,384		229,703		224,946
Other time deposits	26,718		36,622		34,739
Deposits in foreign offices	13,927		8,533		9,102

Total deposits	$289,029		$274,858		$268,787

Average core deposits increased $22.2 billion from $225.0 billion in third quarter 2004 to $247.2 billion in third quarter 2005 due to growth in noninterest-bearing deposits and savings accounts.

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

NONACCRUAL LOANS AND OTHER ASSETS

	Sept. 30 ,	Dec. 31 ,	Sept. 30 ,
(in millions)	2005	2004	2004

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$293	$345	$382
Other real estate mortgage	197	229	258
Real estate construction	43	57	59
Lease financing	68	68	54

Total commercial and commercial real estate	601	699	753
Consumer:
Real estate 1-4 family first mortgage	409	386	360
Real estate 1-4 family junior lien mortgage	119	92	93
Other revolving credit and installment	149	160	155

Total consumer	677	638	608
Foreign	23	21	16

Total nonaccrual loans (1)	1,301	1,358	1,377
As a percentage of total loans	.44%	.47%	.49%
Foreclosed assets	187	212	190
Real estate investments (2)	2	2	2

Total nonaccrual loans and other assets	$1,490	$1,572	$1,569

As a percentage of total loans	.50%	.55%	.56%

(1)	Includes impaired loans of $240 million, $309 million and $453 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. (See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K for further information on impaired loans.)
(2)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $58 million at September 30, 2005, and $4 million at both December 31 and September 30, 2004.

We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

The decrease in total nonaccrual loans and other assets from December 31, 2004, reflected a modest increase in the level of new problem loans offset by reductions in inventory in our workout units.

Loans 90 Days or More Past Due and Still Accruing

Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.

The total of loans 90 days or more past due and still accruing was $2,955 million, $2,578 million and $2,564 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, the total included $2,328 million, $1,820 million and $1,817 million, respectively, in advances pursuant to our servicing agreements to Government National Mortgage Association (GNMA) mortgage pools whose repayments are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$19		$26		$37
Other real estate mortgage	3		6		22
Real estate construction	3		6		5

Total commercial and commercial real estate	25		38		64
Consumer:
Real estate 1-4 family first mortgage	100		148		137
Real estate 1-4 family junior lien mortgage	41		40		34
Credit card	145		150		140
Other revolving credit and installment	272		306		296

Total consumer	558		644		607
Foreign	44		76		76

Total	$627		$758		$747

Gulf State Hurricanes

Hurricane Katrina has affected our loan portfolios, with the impact primarily expected in the consumer lending area, including our residential real estate, credit card, automobile, and other revolving credit and installment portfolios. These portfolios total approximately $2 billion in outstanding loans in the FEMA-designated impact areas. We believe the principal balance of loans subject to loss is less than $500 million based on our analysis to date of the existence of insurance coverage, type of loan, location and potential damage to collateral. Based on further analysis of the loss content of these loans, we provided an additional $100 million to the allowance for credit losses in third quarter 2005. Many of the loans are to borrowers where repayment prospects have not yet been determined to be diminished, or are in areas where properties may have suffered little, if any, damage or may not yet have been inspected. We currently do not estimate any significant exposure from Hurricane Katrina in our commercial and commercial real estate portfolios, totaling about $100 million in outstanding loans in the affected area. We do not expect a material effect from Hurricane Rita based on information to date.

In accordance with public policy and other regulatory guidance, we will work with our customers to assess their personal situation and the effect of the Gulf State hurricanes. We have offered personal financial counseling and certain moratoriums on collection activities and foreclosures. We may provide extended terms for affected customers depending on their circumstances. Our affected small business customers can obtain emergency increases in their credit lines, bridge loans, term loans, credit protection, deferred loan payments and fee waivers. Our student loan customers automatically have loan forbearance through the end of 2005.

We will continue to refine our estimates regarding the impact of the hurricanes, including the effect of loan forbearance and other efforts to assist customers, as more information becomes available.

Allowance for Credit Losses

The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We assume that our allowance for credit losses as a percentage of charge-offs and nonperforming loans will change at different points in time based on credit performance, including events such as the Gulf State hurricanes discussed above, loan mix and collateral values. The analysis of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is presented in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.

We consider the allowance for credit losses of $4.06 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2005. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2004 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. In addition to the impact of the Gulf State hurricanes, as part of our ongoing assessment, we will continue to monitor the impact of the new bankruptcy law that became effective October 17, 2005, which resulted in an increase in bankruptcy filings during third quarter 2005 and an accelerated rate of filings early in fourth quarter 2005 prior to the effective date of the new law, expected seasoning in our high growth consumer portfolios, which has been consistent with our risk-based pricing models, and used car prices. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2004 Form 10-K.

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

We assess interest rate risk by comparing our most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2005, our most recent simulation indicated estimated earnings at risk of less than 4.7% of our most likely earnings plan over the next twelve months to a scenario in which the federal funds rate dropped 175 basis points to 2.00% and the 10-year Constant Maturity Treasury Bond yield dropped 135 basis points to 3.00% over the same period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of mortgage servicing rights (MSRs) and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the twelve month simulation period, depending on the path of interest rates and on our MSRs hedging strategies. See “Mortgage Banking Interest Rate Risk” below.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2005, and December 31, 2004, are presented in Note 18 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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

Mortgage Banking Interest Rate Risk

We originate, fund and service mortgage loans, which subjects us to a number of risks, including credit, liquidity and interest rate risks. We manage credit and liquidity risk by selling or securitizing most of the mortgage loans we originate. Changes in interest rates, however, may have a significant effect on mortgage banking income in any quarter and over time. Interest rates impact both the value of the MSRs, which is adjusted to the lower of cost or fair value, and the future earnings of the mortgage business, which are driven by origination volume and the duration of our servicing. We manage both risks by hedging the impact of interest rates on the value of the MSRs using derivatives, combined with the “natural hedge” provided by the origination and servicing components of the mortgage business; however, we do not hedge 100% of these two risks.

We hedge a significant portion of the value of our MSRs against a change in interest rates with derivatives. The principal source of risk in this hedging process is the risk that changes in the value of the hedging contracts may not match changes in the value of the hedged portion of our MSRs for any given change in long-term interest rates.

While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently uncertain, such value is influenced primarily by prepayment speed assumptions affecting the duration of the mortgage loans to which our MSRs relate. Changes in long-term interest rates affect these prepayment speed assumptions. For example, a decrease in long-term rates would accelerate prepayment speed assumptions as borrowers refinance their existing mortgage loans and decrease the value of the MSRs. In contrast, prepayment speed assumptions would tend to slow in a rising interest rate environment and increase the value of the MSRs.

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

Our MSRs totaled $10.7 billion, net of a valuation allowance of $1.2 billion, at September 30, 2005, and $7.9 billion, net of a valuation allowance of $1.6 billion, at December 31, 2004. The weighted-average note rate of our owned servicing portfolio was 5.71% at September 30, 2005, and 5.75% at December 31, 2004. Our MSRs were 1.31% of mortgage loans serviced for others at September 30, 2005, and 1.15% at December 31, 2004.

Market Risk – Trading Activities

From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, loans, foreign exchange transactions, commodity transactions and derivatives – transacted with customers or used to hedge capital market transactions with customers – are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2005, and December 31, 2004, are included in Note 18 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.

The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. Value-at-risk measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout third quarter 2005 was $19 million, with a lower bound of $16 million and an upper bound of $22 million.

Market Risk – Equity Markets

We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-

outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1,500 million at September 30, 2005, and $1,449 million at December 31, 2004.

We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and, in addition, other-than-temporary impairment may be periodically recorded. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $817 million and cost was $553 million at September 30, 2005, and $696 million and $507 million, respectively, at December 31, 2004.

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

On June 29, 2005, the SEC adopted amendments to its rules with respect to the registration, communications and offerings processes under the Securities Act of 1933. The rules, which become effective December 1, 2005, facilitate access to the capital markets by well-established public companies, modernize the existing restrictions on corporate communications during a securities offering and further integrate disclosures under the Securities Act of 1933 and the Securities Exchange Act of 1934. The amended rules provide the most flexibility to “well-known seasoned issuers” (WKSIs), including the option of automatic effectiveness upon filing of shelf registration statements and relief under the liberalized communications rules. WKSIs generally include those companies with a public float of common equity of at least $700 million or those companies who have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. Based on each of these criteria calculated as of September 30, 2005, Wells Fargo is expected to meet the eligibility requirements to qualify as a WKSI when the rules become effective.

Parent. In June 2004 and July 2005, the Parent’s registration statements with the SEC for issuance of $20 billion and $30 billion, respectively, in senior and subordinated notes, preferred stock and other securities became effective. During the third quarter and first nine months of 2005, the Parent issued a total of $2.5 billion and $13.2 billion of senior notes, respectively. In third quarter 2005, the Parent issued $2 billion (Australian) in senior notes under the Parent’s Australian debt issuance program. At September 30, 2005, the Parent’s remaining authorized issuance capacity under its effective registration statements was $27.6 billion. We used the proceeds from securities issued in the first nine months of 2005 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. In October 2005, the Parent issued $1.5 billion in senior notes. The Parent also issues commercial paper and had a $1 billion back-up credit facility at September 30, 2005, which terminated in October 2005 and will not be renewed.

Wells Fargo Bank, N.A. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior and subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the third quarter and first nine months of 2005, Wells Fargo Bank, N.A. issued $650 million and $2.3 billion in senior long-term notes, respectively. At September 30, 2005, the remaining issuance authority under the long-term portion was $6.7 billion. In addition, outside of the bank note program, Wells Fargo Bank, N.A. issued $1.5 billion in subordinated debt during the first nine months of 2005.

Wells Fargo Financial. In November 2003, Wells Fargo Financial Canada Corporation (WFFCC), a wholly owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $1.5 billion (Canadian) of issuance authority. In December 2004, WFFCC amended its existing shelf registration by adding $2.5 billion (Canadian) of issuance authority. During the first nine months of 2005, WFFCC issued $1.7 billion (Canadian) in senior notes. At September 30, 2005, the remaining issuance capacity for WFFCC was $1.2 billion (Canadian).

CAPITAL MANAGEMENT

We have an active program for managing stockholder capital. We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low. Growth in average earning assets was 6% from third quarter 2004. ROE was 19.72% for third quarter 2005 and 19.34% for third quarter 2004.

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

Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in the Company’s best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.

In January 2005, the Board authorized the repurchase of up to 25 million additional shares of our common stock. In July 2005, the Board authorized the repurchase of up to 25 million additional shares of our common stock. During the first nine months of 2005, we repurchased 39 million shares of our common stock. At September 30, 2005, the total remaining common stock repurchase authority under the July 2005 authorization was 24 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 on page 66.) Also in July 2005, the Board authorized a quarterly common stock dividend of 52 cents per share, an increase of 4 cents per share, or 8%, from the prior quarter.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first nine months of 2005, retained earnings increased $3.2 billion, predominantly as a result of net income of $5.7 billion less dividends of $2.5 billion. For the first nine months of 2005, stock repurchases represented 41% of net income and the combination of stock repurchases and dividends represented 84% of net income. In the first nine months of 2005, we issued $1.2 billion of common stock under various employee benefit and director plans and under our dividend reinvestment and direct stock purchase programs.

At September 30, 2005, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 17 (Regulatory and Agency Capital Requirements) to Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We make forward-looking statements in this report and in other reports and proxy statements we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:
•	projections of our revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
•	descriptions of plans or objectives of our management for future operations, products or services, including pending acquisitions;
•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this report, for example, we make forward-looking statements discussing our expectations about:
•	the impact of Hurricane Katrina on our loan portfolios, including the principal balance of loans believed to be subject to loss and the expected loss content of those loans;
•	the impact of Hurricane Rita;
•	the impact of pending and proposed accounting standards, including the impact on our earnings per share of the adoption of FAS 123R and FSP 13-a;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning and other factors;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital;
•	satisfying the criteria for a “well-known seasoned issuer”;
•	the use of proceeds from the issuance of debt securities by the Parent;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities;
•	future reclassification to earnings of deferred net gains on derivatives; and
•	the amount of contingent consideration payable in connection with certain acquisitions.

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

Our business and earnings are affected by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, the strength of the U.S. economy and the local economies in which we operate and natural disasters such as hurricanes Katrina and Rita. For example, an economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes could decrease the demand for loan and non-loan products and services and increase the number of customers who fail to pay interest or principal on their loans.

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

Legislation is from time to time introduced in the Congress, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. For example, there was an increase in bankruptcy filings during third quarter 2005 in anticipation of the new bankruptcy law that became effective on October 17, 2005. This trend continued in fourth quarter 2005, as the rate of bankruptcy filings accelerated prior to the effective date of the new law. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our financial condition or results of operations.

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

Changes in stock prices could reduce our fee income by reducing the value of assets under management.

We earn fee income from managing assets for others and providing brokerage services. Because investment management fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock prices could also affect the trading activity of investors, possibly reducing the fees we earn from our brokerage business.

Customers could take their money out of the bank and put it in alternative investments, causing us to lose a cheap source of funding.

Checking and savings account balances and other forms of customer deposits could decrease if customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move money out of bank deposits and into other investments, we can lose a relatively cheap source of funds, increasing our funding costs.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

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

From time to time the FASB and SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

The impact of the Gulf State hurricanes is difficult to predict and may be greater than anticipated.

Hurricane Katrina has affected our loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The ultimate impact of the hurricane on our future financial results and condition is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other customers. The impact on us of the Gulf State hurricanes may be greater than we anticipate. For more information, see “Risk Management—Credit Risk Management Process—Gulf State Hurricanes.”

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

Mortgage Banking. The effect of interest rates on our mortgage business can be large and complex. Changes in interest rates can affect loan origination fees and loan servicing fees, which account for a significant portion of mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs in our mortgage servicing portfolio. Conversely, in a stable or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs in our servicing portfolio. We use dynamic, sophisticated models to assess the effect of interest rates on mortgage fees, amortization of mortgage servicing rights, and the value of mortgage servicing rights. The estimates of net income and fair value produced by these models, however, depend on assumptions of future loan demand, prepayment speeds and other factors that may overstate or understate actual experience. We use derivatives to hedge the value of our servicing portfolio but they do not cover the full value of the portfolio. We cannot assure that the hedges will offset significant changes in the value of the portfolio. For more information, see “Critical Accounting Policies—Valuation of Mortgage Servicing Rights” in our 2004 Form 10-K and “Asset /Liability and Market Risk Management” in this report.

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

Legislative and Regulatory Risk

Our business model depends on sharing information among the family of companies owned by Wells Fargo to better satisfy our customers’ needs. Laws that restrict the ability of our companies to share information about customers could negatively affect our revenue and profit.

A number of states have recently challenged the position of the OCC as the sole regulator of national banks. If these challenges are successful or if Congress acts to give greater effect to state regulation, the effect on us could be significant, not only because of additional restrictions on our businesses but also from having to comply with potentially 50 different sets of regulations.

Our business could suffer if we fail to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities we engage in can be intense. We may not be able to hire the best people or to keep them.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:
•	actual or anticipated variations in our quarterly operating results;
•	recommendations by securities analysts;
•	new technology used, or services offered, by our competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	failure to integrate our acquisitions or realize anticipated benefits from our acquisitions;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	changes in government regulations;
•	natural disasters, such as the recent Gulf State hurricanes; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, also could cause our stock price to decrease regardless of our operating results.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2005, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2005	2004		2005	2004

INTEREST INCOME
Trading assets	$44	$38		$142	$111
Securities available for sale	442	496		1,327	1,398
Mortgages held for sale	674	490		1,585	1,294
Loans held for sale	9	76		136	205
Loans	5,416	4,271		15,359	12,239
Other interest income	60	34		169	85

Total interest income	6,645	5,405		18,718	15,332

INTEREST EXPENSE
Deposits	1,000	487		2,517	1,251
Short-term borrowings	189	105		502	227
Long-term debt	780	395		2,034	1,160

Total interest expense	1,969	987		5,053	2,638

NET INTEREST INCOME	4,676	4,418		13,665	12,694
Provision for credit losses	641	408		1,680	1,252

Net interest income after provision for credit losses	4,035	4,010		11,985	11,442

NONINTEREST INCOME
Service charges on deposit accounts	654	618		1,857	1,823
Trust and investment fees	614	508		1,813	1,573
Card fees	377	319		1,064	909
Other fees	520	452		1,451	1,300
Mortgage banking	743	262		1,794	1,070
Operating leases	202	207		612	625
Insurance	248	264		943	928
Net gains (losses) on debt securities available for sale	(31)	10		4	(18)
Net gains from equity investments	146	48		418	224
Other	354	212		836	763

Total noninterest income	3,827	2,900		10,792	9,197

NONINTEREST EXPENSE
Salaries	1,571	1,383		4,602	3,955
Incentive compensation	676	449		1,703	1,281
Employee benefits	467	390		1,446	1,273
Equipment	306	254		939	826
Net occupancy	354	309		1,068	907
Operating leases	159	158		474	469
Other	1,356	1,277		3,903	3,891

Total noninterest expense	4,889	4,220		14,135	12,602

INCOME BEFORE INCOME TAX EXPENSE	2,973	2,690		8,642	8,037
Income tax expense	998	942		2,901	2,808

NET INCOME	$1,975	$1,748		$5,741	$5,229

EARNINGS PER COMMON SHARE	$1.17	$1.03		$3.40	$3.09
DILUTED EARNINGS PER COMMON SHARE	$1.16	$1.02		$3.36	$3.05
DIVIDENDS DECLARED PER COMMON SHARE	$.52	$.48		$1.48	$1.38
Average common shares outstanding	1,686.8	1,688.9		1,689.9	1,692.1
Diluted average common shares outstanding	1,705.3	1,708.7		1,709.3	1,712.7

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2005	2004	2004

ASSETS
Cash and due from banks	$13,931	$12,903	$13,249
Federal funds sold, securities purchased under resale agreements and other short-term investments	5,861	5,020	5,029
Trading assets	8,477	9,000	8,107
Securities available for sale	34,480	33,717	35,121
Mortgages held for sale	46,119	29,723	30,783
Loans held for sale	629	8,739	8,434
Loans	296,189	287,586	279,310
Allowance for loan losses	(3,886)	(3,762)	(3,782)

Net loans	292,303	283,824	275,528

Mortgage servicing rights, net	10,711	7,901	7,768
Premises and equipment, net	4,223	3,850	3,722
Goodwill	10,776	10,681	10,431
Other assets	25,984	22,491	23,377

Total assets	$453,494	$427,849	$421,549

LIABILITIES
Noninterest-bearing deposits	$89,304	$81,082	$79,090
Interest-bearing deposits	199,725	193,776	189,697

Total deposits	289,029	274,858	268,787
Short-term borrowings	23,243	21,962	24,278
Accrued expenses and other liabilities	22,795	19,583	20,484
Long-term debt	78,592	73,580	71,320

Total liabilities	413,659	389,983	384,869

STOCKHOLDERS’ EQUITY
Preferred stock	389	270	325
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	9,878	9,806	9,767
Retained earnings	29,636	26,482	25,564
Cumulative other comprehensive income	721	950	914
Treasury stock – 57,210,620 shares, 41,789,388 shares and 46,042,180 shares	(3,267)	(2,247)	(2,436)
Unearned ESOP shares	(416)	(289)	(348)

Total stockholders’ equity	39,835	37,866	36,680

Total liabilities and stockholders’ equity	$453,494	$427,849	$421,549

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders '
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2003	1,698,109,374	$214	$2,894	$9,643	$22,842	$938	$(1,833)	$(229)	$34,469

Comprehensive income:
Net income					5,229				5,229
Other comprehensive income, net of tax:
Translation adjustments						4			4
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $31 million of net gains included in net income						(16)			(16)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $131 million of net losses on cash flow hedges included in net income						(12)			(12)

Total comprehensive income									5,205
Common stock issued	22,079,043			93	(152)		1,104		1,045
Common stock issued for acquisitions	153,482			1			8		9
Common stock repurchased	(33,642,988)						(1,909)		(1,909)
Preferred stock (321,000) issued to ESOP		321		23				(344)	—
Preferred stock released to ESOP				(15)				225	210
Preferred stock (210,025) converted to common shares	3,639,934	(210)		22			188		—
Common stock dividends					(2,337)				(2,337)
Change in Rabbi trust assets and similar arrangements (classified as treasury stock)							6		6
Other, net					(18)				(18)

Net change	(7,770,529)	111	—	124	2,722	(24)	(603)	(119)	2,211

BALANCE SEPTEMBER 30, 2004	1,690,338,845	$325	$2,894	$9,767	$25,564	$914	$(2,436)	$(348)	$36,680

BALANCE DECEMBER 31, 2004	1,694,591,637	$270	$2,894	$9,806	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income:
Net income					5,741				5,741
Other comprehensive income, net of tax:
Translation adjustments						6			6
Net unrealized losses on securities available for sale and other retained interests, net of reclassification of $96 million of net gains included in net income						(316)			(316)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $39 million of net losses on cash flow hedges included in net income						81			81

Total comprehensive income									5,512
Common stock issued	17,745,874			36	(82)		984		938
Common stock issued for acquisitions	1,954,502			12			110		122
Common stock repurchased	(39,183,589)						(2,343)		(2,343)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(16)				260	244
Preferred stock (243,669) converted to common shares	4,061,981	(244)		16			228		—
Common stock dividends					(2,505)				(2,505)
Other, net							1		1

Net change	(15,421,232)	119	—	72	3,154	(229)	(1,020)	(127)	1,969

BALANCE SEPTEMBER 30, 2005	1,679,170,405	$389	$2,894	$9,878	$29,636	$721	$(3,267)	$(416)	$39,835

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2005	2004

Cash flows from operating activities:
Net income	$5,741	$5,229
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	1,680	1,252
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	(323)	26
Depreciation and amortization	3,002	2,519
Net gains on securities available for sale	(138)	(57)
Net gains on mortgage loan origination/sales activities	(816)	(258)
Net gains on sales of loans	(3)	(7)
Net losses (gains) on dispositions of premises and equipment	(24)	24
Net gains on dispositions of operations	(2)	(2)
Release of preferred shares to ESOP	244	210
Net decrease in trading assets	523	812
Net increase in deferred income taxes	214	491
Net increase in accrued interest receivable	(500)	(129)
Net increase in accrued interest payable	271	64
Originations of mortgages held for sale	(170,005)	(169,112)
Proceeds from sales of mortgages held for sale	150,456	175,199
Principal collected on mortgages held for sale	923	1,295
Net decrease (increase) in loans held for sale	666	(1,025)
Other assets, net	(353)	(404)
Other accrued expenses and liabilities, net	2,680	2,755

Net cash provided (used) by operating activities	(5,764)	18,882

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	7,343	5,312
Proceeds from prepayments and maturities	5,295	7,108
Purchases	(10,578)	(15,080)
Net cash acquired from (paid for) acquisitions	54	(45)
Increase in banking subsidiaries’ loan originations, net of collections	(25,867)	(26,990)
Proceeds from sales (including participations) of loans by banking subsidiaries	35,141	972
Purchases (including participations) of loans by banking subsidiaries	(5,611)	(4,583)
Principal collected on nonbank entities’ loans	16,679	12,774
Loans originated by nonbank entities	(24,503)	(20,298)
Proceeds from dispositions of operations	22	1
Proceeds from sales of foreclosed assets	331	228
Net increase in federal funds sold, securities purchased under resale agreements and other short-term investments	(836)	(1,296)
Net increase in mortgage servicing rights	(2,922)	(1,239)
Other, net	(3,550)	(3,123)

Net cash used by investing activities	(9,002)	(46,259)

Cash flows from financing activities:
Net increase in deposits	13,540	21,256
Net increase (decrease) in short-term borrowings	1,230	(381)
Proceeds from issuance of long-term debt	22,285	24,936
Repayment of long-term debt	(17,470)	(17,531)
Proceeds from issuance of common stock	859	917
Repurchase of common stock	(2,343)	(1,909)
Payment of cash dividends on common stock	(2,505)	(2,337)
Other, net	198	128

Net cash provided by financing activities	15,794	25,079

Net change in cash and due from banks	1,028	(2,298)
Cash and due from banks at beginning of period	12,903	15,547

Cash and due from banks at end of period	$13,931	$13,249

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,324	$2,702
Income taxes	1,564	1,506
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$34,906	$9,936
Net transfers from loans held for sale to loans	7,444	—
Transfers from loans to foreclosed assets	416	350
Transfers from mortgages held for sale to securities available for sale	3,382	—

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), which replaces FAS 123 and supercedes APB 25. Securities and Exchange Commission (SEC) registrants were originally required to adopt FAS 123R’s provisions at the beginning of their first interim period after June 15, 2005. On April 14, 2005, the SEC announced that registrants could delay adoption of FAS 123R’s provisions until the beginning of their next fiscal year. We currently expect to adopt FAS 123R on January 1, 2006, which will require us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted stock, based on the fair value of the award on the grant date. This cost must be recognized in the statement of income over the vesting period of the award.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2005	2004		2005	2004

Net income, as reported	$1,975	$1,748		$5,741	$5,229
Add: Stock-based employee compensation expense included in reported net income, net of tax	1	1		1	2
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(19)	(36)		(167)	(236)

Net income, pro forma	$1,957	$1,713		$5,575	$4,995

Earnings per common share
As reported	$1.17	$1.03		$3.40	$3.09
Pro forma	1.16	1.01		3.30	2.95
Diluted earnings per common share
As reported	$1.16	$1.02		$3.36	$3.05
Pro forma	1.14	1.00		3.25	2.91

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

In the nine months ended September 30, 2005, we completed six acquisitions with total assets of approximately $860 million, including Texas-based First Community Capital Corporation, a bank holding company with total assets of $644 million, and certain branches of PlainsCapital Bank with total assets of $190 million. At September 30, 2005, we had no pending business combinations.

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS

The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Federal funds sold and securities purchased under resale agreements	$3,854		$3,009		$3,262
Interest-earning deposits	1,289		1,397		1,160
Other short-term investments	718		614		607

Total	$5,861		$5,020		$5,029

4. SECURITIES AVAILABLE FOR SALE

The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Sept. 30, 2005		Dec. 31, 2004		Sept. 30, 2004
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,061	$1,058	$1,128	$1,140	$1,076	$1,097
Securities of U.S. states and political subdivisions	3,129	3,291	3,429	3,621	3,448	3,651
Mortgage-backed securities:
Federal agencies	17,803	18,155	20,198	20,944	22,214	23,032
Private collateralized mortgage obligations (1)	6,118	6,194	4,082	4,199	3,588	3,723

Total mortgage-backed securities	23,921	24,349	24,280	25,143	25,802	26,755
Other	4,915	4,965	2,974	3,117	2,903	3,044

Total debt securities	33,026	33,663	31,811	33,021	33,229	34,547
Marketable equity securities	553	817	507	696	482	574

Total	$33,579	$34,480	$32,318	$33,717	$33,711	$35,121

(1)	Most of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.

The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Estimated unrealized gross gains	$1,021		$1,438		$1,454
Estimated unrealized gross losses	(120)		(39)		(44)

Estimated unrealized net gains	$901		$1,399		$1,410

The following table shows the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2005	2004		2005	2004

Realized gross gains	$29	$28		$316	$147
Realized gross losses (1)	(61)	(9)		(178)	(90)

Realized net gains (losses)	$(32)	$19		$138	$57

(1)	Includes other-than-temporary impairment of $27 million and $42 million for the third quarter and first nine months of 2005, respectively, and $1 million and $9 million for the third quarter and first nine months of 2004, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,586 million, $3,766 million and $3,690 million, at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Commercial and commercial real estate:
Commercial	$60,588		$54,517		$50,750
Other real estate mortgage	28,571		29,804		29,406
Real estate construction	12,587		9,025		9,211
Lease financing	5,244		5,169		5,075

Total commercial and commercial real estate	106,990		98,515		94,442
Consumer:
Real estate 1-4 family first mortgage	69,259		87,686		87,587
Real estate 1-4 family junior lien mortgage	57,491		52,190		49,557
Credit card	11,060		10,260		9,439
Other revolving credit and installment	46,201		34,725		34,435

Total consumer	184,011		184,861		181,018
Foreign	5,188		4,210		3,850

Total loans	$296,189		$287,586		$279,310

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Impairment measurement based on:
Collateral value method	$132		$183		$294
Discounted cash flow method	108		126		159

Total (1)	$240		$309		$453

(1)	Includes $41 million, $107 million and $65 million of impaired loans with a related allowance of $9 million, $17 million and $15 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

The average recorded investment in impaired loans was $252 million and $478 million during third quarter 2005 and 2004, respectively, and $278 million and $521 million in the first nine months of 2005 and 2004, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30	,
(in millions)	2005	2004	2005	2004

Balance, beginning of period	$3,944	$3,940	$3,950	$3,891
Provision for credit losses	641	408	1,680	1,252
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(95)	(98)	(271)	(321)
Other real estate mortgage	(1)	(4)	(6)	(18)
Real estate construction	(1)	(1)	(6)	(4)
Lease financing	(7)	(24)	(27)	(48)

Total commercial and commercial real estate	(104)	(127)	(310)	(391)
Consumer:
Real estate 1-4 family first mortgage	(24)	(14)	(83)	(38)
Real estate 1-4 family junior lien mortgage	(37)	(20)	(100)	(76)
Credit card	(128)	(109)	(389)	(337)
Other revolving credit and installment	(369)	(233)	(1,015)	(669)

Total consumer	(558)	(376)	(1,587)	(1,120)
Foreign	(72)	(37)	(216)	(95)

Total loan charge-offs	(734)	(540)	(2,113)	(1,606)

Loan recoveries:
Commercial and commercial real estate:
Commercial	35	31	102	117
Other real estate mortgage	4	8	13	14
Real estate construction	—	3	7	5
Lease financing	5	7	16	19

Total commercial and commercial real estate	44	49	138	155
Consumer:
Real estate 1-4 family first mortgage	6	1	15	4
Real estate 1-4 family junior lien mortgage	8	6	22	17
Credit card	20	15	64	45
Other revolving credit and installment	97	56	250	167

Total consumer	131	78	351	233
Foreign	18	6	44	17

Total loan recoveries	193	133	533	405

Net loan charge-offs	(541)	(407)	(1,580)	(1,201)

Other	13	4	7	3

Balance, end of period	$4,057	$3,945	$4,057	$3,945

Components:
Allowance for loan losses	$3,886	$3,782	$3,886	$3,782
Reserve for unfunded credit commitments	171	163	171	163

Allowance for credit losses	$4,057	$3,945	$4,057	$3,945

Net loan charge-offs (annualized) as a percentage of average total loans	.73%	.59%	.72%	.60%
Allowance for loan losses as a percentage of total loans	1.31%	1.35%	1.31%	1.35%
Allowance for credit losses as a percentage of total loans	1.37	1.41	1.37	1.41

6. OTHER ASSETS

The components of other assets were:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2005		2004		2004

Nonmarketable equity investments:
Private equity investments	$1,500		$1,449		$1,548
Federal bank stock	1,423		1,713		1,693
All other	2,106		2,067		1,824

Total nonmarketable equity investments (1)	5,029		5,229		5,065
Operating lease assets	3,425		3,642		3,547
Accounts receivable	3,777		2,682		2,548
Interest receivable	1,983		1,483		1,416
Core deposit intangibles	519		603		636
Foreclosed assets	187		212		190
Due from customers on acceptances	133		170		165
Other	10,931		8,470		9,810

Total other assets	$25,984		$22,491		$23,377

(1)	At September 30, 2005, December 31, 2004, and September 30, 2004, $3.1 billion, $3.3 billion and $3.1 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

Income related to nonmarketable equity investments was:

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2005	2004		2005	2004

Net gains from private equity investments	$147	$39		$284	$149
Net gains (losses) from all other nonmarketable equity investments	22	(20)		15	14

Net gains from nonmarketable equity investments	$169	$19		$299	$163

7. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization was:

	September 30				,
	2005		2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
(in millions)	amount	amortization	amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1)	$22,895	$10,942	$18,531	$8,964
Core deposit intangibles	2,432	1,913	2,426	1,790
Other	562	301	402	291

Total amortized intangible assets	$25,889	$13,156	$21,359	$11,045

Unamortized intangible asset (trademark)	$14		$14

(1)	See Note 14 for additional information on mortgage servicing rights and the related valuation allowance.

As of September 30, 2005, the current year and estimated future amortization expense for amortized intangible assets was:

	Mortgage	Core
	servicing	deposit
(in millions)	rights	intangibles	Other	Total

Nine months ended September 30, 2005 (actual)	$1,505	$93	$37	$1,635

Estimate for year ended December 31,
2005	$1,966	$123	$49	$2,138
2006	1,704	111	46	1,861
2007	1,415	101	44	1,560
2008	1,186	93	28	1,307
2009	1,013	85	24	1,122
2010	856	77	22	955

We based the projections of amortization expense for mortgage servicing rights shown above on existing asset balances and the existing interest rate environment as of September 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions. We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at September 30, 2005. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8. GOODWILL

The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2003	$7,286	$2,735	$350	$10,371
Goodwill from business combinations	2	57	—	59
Foreign currency translation adjustments	—	—	1	1

September 30, 2004	$7,288	$2,792	$351	$10,431

December 31, 2004	$7,291	$3,037	$353	$10,681
Reduction in goodwill related to divested business	(31)	(3)	—	(34)
Goodwill from business combinations	125	2	—	127
Realignment of automobile financing business	(11)	—	11	—
Foreign currency translation adjustments	—	—	2	2

September 30, 2005	$7,374	$3,036	$366	$10,776

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 12 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

September 30, 2004	$3,430	$842	$362	$5,797	$10,431

September 30, 2005	$3,527	$1,086	$366	$5,797	$10,776

9. PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2005		2004		2004		2005		2004		2004		Minimum	Maximum
ESOP Preferred Stock (1):
2005	135,845		—		—		$136		$—		$—		9.75%	10.75%
2004	81,180		89,420		125,629		81		90		126		8.50	9.50
2003	57,243		60,513		64,713		57		61		65		8.50	9.50
2002	44,554		46,694		50,294		45		47		50		10.50	11.50
2001	32,863		34,279		37,379		33		34		37		10.50	11.50
2000	23,482		24,362		26,962		24		24		27		11.50	12.50
1999	8,368		8,722		9,922		8		9		10		10.30	11.30
1998	2,853		2,985		3,485		3		3		3		10.75	11.75
1997	2,136		2,206		3,706		2		2		4		9.50	10.50
1996	370		382		2,682		—		—		3		8.50	9.50
1995	—		—		303		—		—		—		10.00	10.00

Total ESOP preferred stock	388,894		269,563		325,075		$389		$270		$325

Unearned ESOP shares (2)							$(416)		$(289)		$(348)

(1)	Liquidation preference $1,000.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS

We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan, which covers eligible employees (except employees of certain subsidiaries).

We do not expect that we will be required to make a minimum contribution in 2005 for the Cash Balance Plan. However, in fourth quarter 2005, we anticipate making the maximum deductible contribution, which we currently estimate to be between $250 million and $300 million.

The net periodic benefit cost for the third quarter and first nine months of 2005 and 2004 was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended September 30,	2005			2004
Service cost	$51	$6	$5	$42	$5	$3
Interest cost	55	3	11	54	4	11
Expected return on plan assets	(98)	—	(6)	(81)	—	(6)
Recognized net actuarial loss (1)	17	1	2	13	1	1
Amortization of prior service cost	(1)	(1)	—	(3)	(1)	—
Settlement	—	—	—	(1)	1	—

Net periodic benefit cost	$24	$9	$12	$24	$10	$9

Nine months ended September 30,
Service cost	$155	$16	$15	$127	$17	$11
Interest cost	165	10	33	161	10	33
Expected return on plan assets	(294)	—	(19)	(244)	—	(17)
Recognized net actuarial loss (1)	51	3	7	38	1	3
Amortization of prior service cost	(3)	(2)	(1)	(3)	(1)	(1)
Amortization of unrecognized transition asset	—	—	—	—	—	1
Settlement	—	—	—	—	2	—

Net periodic benefit cost	$74	$27	$35	$79	$29	$30

(1)	Net actuarial loss is generally amortized over five years.

11. EARNINGS PER COMMON SHARE

The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions, except per share amounts)	2005	2004		2005	2004

Net income (numerator)	$1,975	$1,748		$5,741	$5,229

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,686.8	1,688.9		1,689.9	1,692.1

Per share	$1.17	$1.03		$3.40	$3.09

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,686.8	1,688.9		1,689.9	1,692.1
Add: Stock options	18.2	19.4		19.1	20.2
Restricted share rights	.3	.4		.3	.4

Diluted average common shares outstanding (denominator)	1,705.3	1,708.7		1,709.3	1,712.7

Per share	$1.16	$1.02		$3.36	$3.05

In third quarter 2005 and 2004, options to purchase 4.4 million and 3.4 million shares, respectively, were outstanding but not included in the calculation of earnings per share because the exercise price was higher than the market price, and therefore they were antidilutive.

12. OPERATING SEGMENTS

We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect the realignment of our automobile financing businesses into Wells Fargo Financial in third quarter 2005, segment results for prior periods have been revised.

The Community Banking Group offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $10 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, insurance, securities brokerage through affiliates and venture capital financing. These products and services include Wells Fargo Advantage FundsSM, a family of mutual funds, as well as personal trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.

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

The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, online/electronic products such as the CEO® (Commercial Electronic Office®) portal, insurance brokerage services and investment banking services. Wholesale Banking manages and administers institutional investments, employee benefit trusts and mutual funds, including the Wells Fargo Advantage Funds. Upon the April 2005 merger of the Wells Fargo Funds® and certain funds acquired in the Strong Financial transaction, we renamed our mutual fund family the Wells Fargo Advantage Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.

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

(income/expense in millions,	Community		Wholesale		Wells Fargo				Consolidated
average balances in billions)	Banking		Banking		Financial		Other (2)		Company

Quarter ended September 30,	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Net interest income (1)	$3,210	$3,140	$597	$531	$869	$747	$—	$—	$4,676	$4,418
Provision for credit losses	226	183	—	10	415	215	—	—	641	408
Noninterest income	2,627	1,862	885	723	315	315	—	—	3,827	2,900
Noninterest expense	3,397	2,954	848	678	644	588	—	—	4,889	4,220

Income before income tax expense	2,214	1,865	634	566	125	259	—	—	2,973	2,690
Income tax expense	725	648	227	203	46	91	—	—	998	942

Net income	$1,489	$1,217	$407	$363	$79	$168	$—	$—	$1,975	$1,748

Average loans	$184.4	$181.8	$63.3	$53.7	$47.9	$38.8	$—	$—	$295.6	$274.3
Average assets	299.5	292.1	89.4	77.4	53.5	44.3	5.8	5.8	448.2	419.6
Average core deposits	223.5	199.6	23.6	25.3	.1	.1	—	—	247.2	225.0
Nine months ended September 30,
Net interest income (1)	$9,426	$8,903	$1,750	$1,652	$2,489	$2,139	$—	$—	$13,665	$12,694
Provision (reversal of provision) for credit losses	610	574	(6)	51	1,076	627	—	—	1,680	1,252
Noninterest income	7,234	5,990	2,601	2,271	957	936	—	—	10,792	9,197
Noninterest expense	9,904	8,698	2,343	2,010	1,888	1,718	—	176	14,135	12,602

Income (loss) before income tax expense (benefit)	6,146	5,621	2,014	1,862	482	730	—	(176)	8,642	8,037
Income tax expense (benefit)	2,010	1,941	720	666	171	263	—	(62)	2,901	2,808

Net income (loss)	$4,136	$3,680	$1,294	$1,196	$311	$467	$—	$(114)	$5,741	$5,229

Average loans	$185.9	$177.4	$61.4	$52.0	$45.6	$36.3	$—	$—	$292.9	$265.7
Average assets	293.3	282.0	87.5	76.3	51.5	41.5	5.8	5.8	438.1	405.6
Average core deposits	214.9	195.6	24.3	25.3	—	.1	—	—	239.2	221.0

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The noninterest expense item is a $176 million loss on debt extinguishment recorded at the enterprise level in second quarter 2004.

13. VARIABLE INTEREST ENTITIES

We are a variable interest holder in certain special-purpose entities that are consolidated because we will absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Substantially all of these entities were formed to invest in securities and to securitize real estate investment trust securities and had approximately $7 billion in total assets at September 30, 2005, and $6 billion at December 31, 2004. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have no recourse against our general credit.

We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize high-yield corporate debt that had approximately $3 billion in total assets at both September 30, 2005, and December 31, 2004. We are not required to consolidate these entities. Our maximum exposure to loss related to these unconsolidated entities was approximately $920 million at September 30, 2005, and $950 million at December 31, 2004, respectively, predominantly representing investments in entities formed to invest in affordable housing. We, however, expect to recover our investment over time primarily through realization of federal low-income housing tax credits.

14. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.

The components of mortgage banking noninterest income were:

	Quarter		Nine months
	ended September 30,		ended September 30,
(in millions)	2005	2004	2005	2004

Servicing fees, net:
Servicing fees and other	$619	$517	$1,782	$1,567
Amortization	(542)	(411)	(1,505)	(1,353)
Reversal of provision (provision) for mortgage servicing rights in excess of fair value	356	(211)	323	(26)
Net derivative gains (losses) (1)	(60)	81	130	415

Total servicing fees, net	373	(24)	730	603
Net gains on mortgage loan origination/sales activities	273	212	816	258
All other	97	74	248	209

Total mortgage banking noninterest income	$743	$262	$1,794	$1,070

(1)	See Note 18 — Fair Value Hedges for additional discussion and detail of net derivative gains and losses.

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

The changes in mortgage servicing rights were:

	Quarter ended Sept. 30,		Nine months ended Sept. 30,
(in millions)	2005	2004	2005	2004

Mortgage servicing rights:
Balance, beginning of period	$10,096	$10,100	$9,466	$8,848
Originations (1)	850	465	1,764	1,400
Purchases (1)	783	261	1,771	995
Amortization	(542)	(411)	(1,505)	(1,353)
Write-down	—	—	—	(169)
Other (includes changes in mortgage servicing rights due to hedging)	766	(848)	457	(154)

Balance, end of period	$11,953	$9,567	$11,953	$9,567

Valuation allowance:
Balance, beginning of period	$1,598	$1,588	$1,565	$1,942
Provision (reversal of provision) for mortgage servicing rights in excess of fair value	(356)	211	(323)	26
Write-down of mortgage servicing rights	—	—	—	(169)

Balance, end of period	$1,242	$1,799	$1,242	$1,799

Mortgage servicing rights, net	$10,711	$7,768	$10,711	$7,768

Ratio of mortgage servicing rights to related loans serviced for others	1.31%	1.18%	1.31%	1.18%

(1)	Based on September 30, 2005, assumptions, the weighted-average amortization period for mortgage servicing rights added during the third quarter and first nine months of 2005 was approximately 5.6 years and 5.1 years, respectively.

The components of the managed servicing portfolio were:

	September 30,
(in billions)	2005	2004

Loans serviced for others (1)	$815	$659
Owned loans serviced (2)	115	118

Total owned servicing	930	777
Sub-servicing	29	32

Total managed servicing portfolio	$959	$809

(1)	Consists of 1-4 family first mortgages and commercial mortgage loans.
(2)	Consists of mortgage loans held for sale and 1-4 family first mortgage loans.

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

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$900	$—	$—	$(900)	$—
Nonbank	566	—	—	(566)	—
Interest income from loans	—	1,154	4,270	(8)	5,416
Interest income from subsidiaries	598	—	—	(598)	—
Other interest income	25	21	1,183	—	1,229

Total interest income	2,089	1,175	5,453	(2,072)	6,645

Deposits	—	—	1,000	—	1,000
Short-term borrowings	60	62	228	(161)	189
Long-term debt	554	350	161	(285)	780

Total interest expense	614	412	1,389	(446)	1,969

NET INTEREST INCOME	1,475	763	4,064	(1,626)	4,676
Provision for credit losses	—	486	155	—	641

Net interest income after provision for credit losses	1,475	277	3,909	(1,626)	4,035

NONINTEREST INCOME
Fee income — nonaffiliates	—	61	2,104	—	2,165
Other	62	90	1,539	(29)	1,662

Total noninterest income	62	151	3,643	(29)	3,827

NONINTEREST EXPENSE
Salaries and benefits	43	249	2,422	—	2,714
Other	31	227	2,105	(188)	2,175

Total noninterest expense	74	476	4,527	(188)	4,889

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,463	(48)	3,025	(1,467)	2,973
Income tax expense (benefit)	(50)	(18)	1,066	—	998
Equity in undistributed income of subsidiaries	462	—	—	(462)	—

NET INCOME	$1,975	$(30)	$1,959	$(1,929)	$1,975

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,200	$—	$—	$(1,200)	$—
Nonbank	—	—	—	—	—
Interest income from loans	—	915	3,356	—	4,271
Interest income from subsidiaries	308	—	—	(308)	—
Other interest income	22	21	1,091	—	1,134

Total interest income	1,530	936	4,447	(1,508)	5,405

Deposits	—	—	487	—	487
Short-term borrowings	30	11	113	(49)	105
Long-term debt	224	283	93	(205)	395

Total interest expense	254	294	693	(254)	987

NET INTEREST INCOME	1,276	642	3,754	(1,254)	4,418
Provision for credit losses	—	211	197	—	408

Net interest income after provision for credit losses	1,276	431	3,557	(1,254)	4,010

NONINTEREST INCOME
Fee income – nonaffiliates	—	58	1,839	—	1,897
Other	23	77	924	(21)	1,003

Total noninterest income	23	135	2,763	(21)	2,900

NONINTEREST EXPENSE
Salaries and benefits	1	237	1,984	—	2,222
Other	12	171	1,873	(58)	1,998

Total noninterest expense	13	408	3,857	(58)	4,220

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,286	158	2,463	(1,217)	2,690
Income tax expense	12	56	874	—	942
Equity in undistributed income of subsidiaries	474	—	—	(474)	—

NET INCOME	$1,748	$102	$1,589	$(1,691)	$1,748

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,824	$—	$—	$(3,824)	$—
Nonbank	751	—	—	(751)	—
Interest income from loans	—	3,221	12,146	(8)	15,359
Interest income from subsidiaries	1,553	—	—	(1,553)	—
Other interest income	78	79	3,202	—	3,359

Total interest income	6,206	3,300	15,348	(6,136)	18,718

Deposits	—	—	2,517	—	2,517
Short-term borrowings	171	135	623	(427)	502
Long-term debt	1,380	990	446	(782)	2,034

Total interest expense	1,551	1,125	3,586	(1,209)	5,053

NET INTEREST INCOME	4,655	2,175	11,762	(4,927)	13,665
Provision for credit losses	—	1,123	557	—	1,680

Net interest income after provision for credit losses	4,655	1,052	11,205	(4,927)	11,985

NONINTEREST INCOME
Fee income – nonaffiliates	—	169	6,016	—	6,185
Other	133	203	4,366	(95)	4,607

Total noninterest income	133	372	10,382	(95)	10,792

NONINTEREST EXPENSE
Salaries and benefits	55	731	6,965	—	7,751
Other	36	571	6,223	(446)	6,384

Total noninterest expense	91	1,302	13,188	(446)	14,135

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,697	122	8,399	(4,576)	8,642
Income tax expense (benefit)	(52)	40	2,913	—	2,901
Equity in undistributed income of subsidiaries	992	—	—	(992)	—

NET INCOME	$5,741	$82	$5,486	$(5,568)	$5,741

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,701	$—	$—	$(2,701)	$—
Nonbank	264	—	—	(264)	—
Interest income from loans	—	2,576	9,663	—	12,239
Interest income from subsidiaries	746	—	—	(746)	—
Other interest income	67	61	2,965	—	3,093

Total interest income	3,778	2,637	12,628	(3,711)	15,332

Deposits	—	—	1,251	—	1,251
Short-term borrowings	69	25	301	(168)	227
Long-term debt	579	791	283	(493)	1,160

Total interest expense	648	816	1,835	(661)	2,638

NET INTEREST INCOME	3,130	1,821	10,793	(3,050)	12,694
Provision for credit losses	—	605	647	—	1,252

Net interest income after provision for credit losses	3,130	1,216	10,146	(3,050)	11,442

NONINTEREST INCOME
Fee income – nonaffiliates	—	167	5,438	—	5,605
Other	82	162	3,402	(54)	3,592

Total noninterest income	82	329	8,840	(54)	9,197

NONINTEREST EXPENSE
Salaries and benefits	30	686	5,793	—	6,509
Other	71	554	5,608	(140)	6,093

Total noninterest expense	101	1,240	11,401	(140)	12,602

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,111	305	7,585	(2,964)	8,037
Income tax expense (benefit)	(17)	108	2,717	—	2,808
Equity in undistributed income of subsidiaries	2,101	—	—	(2,101)	—

NET INCOME	$5,229	$197	$4,868	$(5,065)	$5,229

Condensed Consolidating Balance Sheet

	September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$10,888	$263	$28	$(11,179)	$—
Nonaffiliates	235	343	19,214	—	19,792
Securities available for sale	1,239	1,771	31,475	(5)	34,480
Mortgages and loans held for sale	—	25	46,723	—	46,748

Loans	1	41,507	255,570	(889)	296,189
Loans to subsidiaries:
Bank	2,300	—	—	(2,300)	—
Nonbank	43,556	949	—	(44,505)	—
Allowance for loan losses	—	(1,200)	(2,686)	—	(3,886)

Net loans	45,857	41,256	252,884	(47,694)	292,303

Investments in subsidiaries:
Bank	36,364	—	—	(36,364)	—
Nonbank	4,140	—	—	(4,140)	—
Other assets	6,343	1,149	54,729	(2,050)	60,171

Total assets	$105,066	$44,807	$405,053	$(101,432)	$453,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$300,207	$(11,178)	$289,029
Short-term borrowings	82	8,567	29,004	(14,410)	23,243
Accrued expenses and other liabilities	4,056	1,262	32,008	(14,531)	22,795
Long-term debt	57,236	32,501	17,627	(28,772)	78,592
Indebtedness to subsidiaries	3,857	—	—	(3,857)	—

Total liabilities	65,231	42,330	378,846	(72,748)	413,659
Stockholders’ equity	39,835	2,477	26,207	(28,684)	39,835

Total liabilities and stockholders’ equity	$105,066	$44,807	$405,053	$(101,432)	$453,494

Condensed Consolidating Balance Sheet

	September 30, 2004
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$10,525	$130	$—	$(10,655)	$—
Nonaffiliates	244	214	17,820	—	18,278
Securities available for sale	1,406	1,823	31,897	(5)	35,121
Mortgages and loans held for sale	—	27	39,190	—	39,217

Loans	1	31,243	248,066	—	279,310
Loans to nonbank subsidiaries	34,929	868	—	(35,797)	—
Allowance for loan losses	—	(931)	(2,851)	—	(3,782)

Net loans	34,930	31,180	245,215	(35,797)	275,528

Investments in subsidiaries:
Bank	34,694	—	—	(34,694)	—
Nonbank	4,200	—	—	(4,200)	—
Other assets	4,071	738	49,115	(519)	53,405

Total assets	$90,070	$34,112	$383,237	$(85,870)	$421,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$85	$279,357	$(10,655)	$268,787
Short-term borrowings	255	4,177	30,647	(10,801)	24,278
Accrued expenses and other liabilities	2,028	1,136	18,671	(1,351)	20,484
Long-term debt	49,113	26,405	18,140	(22,338)	71,320
Indebtedness to subsidiaries	1,994	—	—	(1,994)	—

Total liabilities	53,390	31,803	346,815	(47,139)	384,869
Stockholders’ equity	36,680	2,309	36,422	(38,731)	36,680

Total liabilities and stockholders’ equity	$90,070	$34,112	$383,237	$(85,870)	$421,549

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$4,966	$799	$(11,529)	$(5,764)

Cash flows from investing activities:
Securities available for sale:
Proceeds from sales	219	170	6,954	7,343
Proceeds from prepayments and maturities	85	208	5,002	5,295
Purchases	(177)	(333)	(10,068)	(10,578)
Net cash acquired from acquisitions	—	—	54	54
Increase in banking subsidiaries’ loan originations, net of collections	—	(573)	(25,294)	(25,867)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	165	34,976	35,141
Purchases (including participations) of loans by banking subsidiaries	—	—	(5,611)	(5,611)
Principal collected on nonbank entities’ loans	—	14,584	2,095	16,679
Loans originated by nonbank entities	—	(21,652)	(2,851)	(24,503)
Net advances to nonbank entities	(3,538)	—	3,538	—
Capital notes and term loans made to subsidiaries	(7,351)	—	7,351	—
Principal collected on notes/loans made to subsidiaries	2,101	—	(2,101)	—
Net decrease (increase) in investment in subsidiaries	161	—	(161)	—
Other, net	—	(969)	(5,986)	(6,955)

Net cash provided (used) by investing activities	(8,500)	(8,400)	7,898	(9,002)

Cash flows from financing activities:
Net increase in deposits	—	—	13,540	13,540
Net increase (decrease) in short-term borrowings	927	2,905	(2,602)	1,230
Proceeds from issuance of long-term debt	15,551	8,069	(1,335)	22,285
Repayment of long-term debt	(7,551)	(3,249)	(6,670)	(17,470)
Proceeds from issuance of common stock	859	—	—	859
Repurchase of common stock	(2,343)	—	—	(2,343)
Payment of cash dividends on common stock	(2,505)	—	—	(2,505)
Other, net	—	—	198	198

Net cash provided by financing activities	4,938	7,725	3,131	15,794

Net change in cash and due from banks	1,404	124	(500)	1,028

Cash and due from banks at beginning of period	9,719	482	2,702	12,903

Cash and due from banks at end of period	$11,123	$606	$2,202	$13,931

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

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obliged to make payment if a customer defaults. Standby letters of credit were $10.5 billion at September 30, 2005, and $9.4 billion at December 31, 2004, including financial guarantees of $5.8 billion and $5.3 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.8 billion at September 30, 2005, and $1.7 billion at December 31, 2004. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $884 million at September 30, 2005, and $731 million at December 31, 2004. We have also provided a back-up liquidity facility to a commercial paper conduit that we consider to be a financial guarantee, which would have required us to advance, under certain conditions, up to $896 million at September 30, 2005, and up to $860 million at December 31, 2004. This back-up liquidity facility has been included within our commercial loan commitments and was substantially collateralized in the event it was drawn upon.

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

We write options, floors and caps. Options are exercisable based on favorable market conditions. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $672 million at September 30, 2005, and $374 million at December 31, 2004, and the aggregate written floors and caps liability was $236 million and $227 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $61.0 billion at September 30, 2005, and $29.7 billion at December 31, 2004, and the aggregate notional value related to written floors and caps was $27.9 billion and $34.7 billion, respectively. We offset substantially all options written to customers with purchased options.

We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $4 million liability at September 30, 2005, and a $2 million liability at December 31, 2004. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.7 billion and $2.6 billion based on notional value at September 30, 2005, and December 31, 2004, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at September 30, 2005, and December 31, 2004. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At September 30, 2005, and December 31, 2004, the amount of contingent consideration we expected to pay was not significant to our financial statements.

We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms ranging from 1 to 24 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable. However our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $100 million at September 30, 2005, and $370 million at December 31, 2004.

17. REGULATORY AND AGENCY CAPITAL REQUIREMENTS

The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the Office of the Comptroller of the Currency, respectively.

We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with Federal Reserve Board risk-based capital guidelines was $4.2 billion at September 30, 2005. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well
								capitalized under
								the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of September 30, 2005:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$43.9	11.84%	≥	$29.7	≥	8.00%
Wells Fargo Bank, N.A.	33.3	10.93	≥	24.3	≥	8.00		≥	$30.4	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$31.0	8.35%	≥	$14.8	≥	4.00%
Wells Fargo Bank, N.A.	24.4	8.03	≥	12.2	≥	4.00		≥	$18.3	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$31.0	7.16%	≥	$17.3	≥	4.00	%(1)
Wells Fargo Bank, N.A.	24.4	6.67	≥	14.6	≥	4.00	(1)	≥	$18.3	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.

As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At September 30, 2005, Wells Fargo Bank, N.A. met these requirements.

18. DERIVATIVES

Fair Value Hedges

We use derivatives to manage the risk of changes in the fair value of mortgage servicing rights and other retained interests. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) are excluded from the evaluation of hedge effectiveness, but are reflected in earnings. The change in value of derivatives excluded from the assessment of hedge effectiveness was a net loss of $56 million and a net gain of $374 million in the third quarter and first nine months of 2005, respectively, compared with a net gain of $265 million and $616 million in the same periods of 2004. The ineffective portion of the change in value of these derivatives was a net loss of $4 million and $244 million in the third quarter and first nine months of 2005, respectively, compared with a net loss of $184 million and $201 million in the same periods of 2004. There were net derivative losses of $60 million in the third quarter and net derivative gains of $130 million in the first nine months of 2005, respectively, compared with net derivative gains of $81 million and $415 million in the same periods of 2004. Net derivative gains and losses related to our mortgage servicing activities are included in “Servicing fees, net” in Note 14.

We use derivatives to hedge changes in fair value due to changes in interest rates for commercial real estate mortgages and franchise loans held for sale. The ineffective portion of these fair value hedges was a net loss of $5 million and $14 million in the third quarter and first nine months of 2005, respectively, and a net loss of $6 million and $16 million in the same periods of 2004, recorded as part of mortgage banking noninterest income in the statement of income. For the commercial real estate and franchise loan hedges, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

We enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt to floating-rate debt. The ineffective part of these fair value hedges was not significant in the third quarter or first nine months of 2005 or 2004. For long-term debt, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

During second quarter 2005, we began to enter into foreign currency contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated debt. The ineffective portion of these fair value hedges was a net gain of $5 million and $4 million in the third quarter and first nine months of 2005, respectively. For the foreign currency hedges, all parts of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

At September 30, 2005, all designated fair value hedges continued to qualify as fair value hedges.

Cash Flow Hedges

We use derivatives to convert floating-rate loans to fixed rates and to hedge forecasted sales of mortgage loans. We also hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We recognized a net gain of $25 million and $17 million in the third quarter and first nine months of 2005, respectively, and a net loss of $29 million and a net gain of $4 million in the same periods of 2004, which represents the total ineffectiveness of cash flow hedges. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of September 30, 2005, all designated cash flow hedges continued to qualify as cash flow hedges.

At September 30, 2005, we expected that $77 million of deferred net gains on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $37 million of deferred net losses at September 30, 2004. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of one year for hedges converting floating-rate loans to fixed, ten years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.

Free-Standing Derivatives

Interest rate lock commitments for residential mortgage loans that we intend to resell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is economically hedged with options, futures and forwards. The aggregate fair value of derivative loan commitments on the consolidated balance sheet was a net liability of $208 million at September 30, 2005, and a net liability of $38 million at December 31, 2004; and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.

Derivative Financial Instruments — Summary Information

The total credit risk amount and estimated net fair value for derivatives at September 30, 2005, and December 31, 2004, were:

	September 30, 2005		December 31, 2004
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$893	$405	$839	$694
Foreign exchange contracts	153	149	—	—
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,410	(54)	1,864	(51)
Commodity contracts	1,223	55	197	(14)
Equity contracts	222	(8)	189	8
Foreign exchange contracts	1,170	32	621	71
Credit contracts	24	(33)	36	(22)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2005.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations
July	803,505		$61.75	803,505		39,276,526
August	6,474,250		59.96	6,474,250		32,802,276
September	9,000,612		59.17	9,000,612		23,801,664

Total	16,278,367			16,278,367

(1)	All shares were repurchased under two authorizations each covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on January 25, and July 26, 2005, respectively. Unless modified or revoked by the Board, these authorizations do not expire.

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed February 20, 1996

3(e)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed March 13, 1996

(f)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 21, 1997

(g)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 20, 1998

(h)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 21, 1999

(i)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed April 21, 1999

(j)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(k)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 17, 2001

(l)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 16, 2002

(m)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 15, 2003

(n)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(o)	Certificate of Designations for the Company’s 2005 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2005

(p)	By-Laws, incorporated by reference to Exhibit 3(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Amendment to Long-Term Incentive Compensation Plan, effective August 1, 2005, filed herewith

(b)	Amendments to Deferred Compensation Plan, effective August 1, 2005, filed herewith

(c)	Amendment to PartnerShares® Stock Option Plan, effective August 1, 2005, filed herewith

(d)	Form of Non-Qualified Stock Option Agreement for August 1, 2005 grants to certain executive officers, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 1, 2005

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

99	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 2.47 and 3.59 for the quarters ended September 30, 2005 and 2004, respectively, and 2.66 and 3.88 for the nine months ended September 30, 2005 and 2004, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.92 and 5.89 for the quarters ended September 30, 2005 and 2004, respectively, and 4.22 and 6.23 for the nine months ended September 30, 2005 and 2004, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2005	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer)