Form 10-K
period 2005-12-31
WELLS FARGO & CO/MN
filed 2006-03-09
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No. 41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94104
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 1-866-878-5865
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ✓  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes         No  ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  ✓  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).
Yes         No  ✓
At June 30, 2005, the aggregate market value of common stock held by non-affiliates was approximately $102,556 million, based on a closing price of $61.58. At February 28, 2006, 1,675,891,369 shares of common stock were outstanding.
Documents Incorporated by Reference
Portions of the Company’s 2005 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV of this Form 10-K, and portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The cross-reference index on the following page identifies by page numbers the portions of each document that are incorporated by reference into this Form 10-K. Only those portions identified in the cross-reference index are incorporated into this Form 10-K.

EXHIBIT 12.(A)
EXHIBIT 12.(B)
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EXHIBIT 24
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32.(A)
EXHIBIT 32.(B)

FORM 10-K CROSS-REFERENCE INDEX

Page(s)
		Form	Annual	Proxy
		10-K	Report (1)	Statement (2)
PART I

Item 1.	Business
	Description of Business	2-11, 31	33-113	—
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential	22	41-43	—
	Investment Portfolio	—	46, 64-65, 71-72	—
	Loan Portfolio	23-25	46, 49-50, 65, 73-76	—
	Summary of Credit Loss Experience	26	38-39, 49-51, 66, 74-75	—
	Deposits	—	46, 80	—
	Return on Equity and Assets	—	36	—
	Short-Term Borrowings	—	80	—
	Derivatives	—	68, 107-109	—
Item 1A.	Risk Factors	12-21	—	—
Item 1B.	Unresolved Staff Comments (3)	—	—	—
Item 2.	Properties	27	77	—
Item 3.	Legal Proceedings	—	104	—
Item 4.	Submission of Matters to a Vote of Security Holders (3)	—	—	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6, 28	60, 62, 70, 113	—
Item 6.	Selected Financial Data	—	37	—
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	—	34-57	—
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	—	52-54	—
Item 8.	Financial Statements and Supplementary Data	—	60-113	—
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	—	—	—
Item 9A.	Controls and Procedures	—	58-59	—
Item 9B.	Other Information (3)	—	—	—

PART III

Item 10.	Directors and Executive Officers of the Registrant	29-31	—	9, 16-21
Item 11.	Executive Compensation	—	—	21-41
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	—	—	7-9, 42-44
Item 13.	Certain Relationships and Related Transactions	—	—	20-23, 40-41
Item 14.	Principal Accountant Fees and Services	—	—	45-46(4)

PART IV

Item 15.	Exhibits, Financial Statement Schedules	32-39	60-113	—

SIGNATURES		40	—	—

(1)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s 2005 Annual Report to Stockholders. Pages 33 through 113 of the 2005 Annual Report to Stockholders have been filed as Exhibit 13 to this Form 10-K.
(2)	The information required to be submitted in response to these items is incorporated by reference to the identified portions of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on April 25, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
(3)	Not applicable.
(4)	Not including information under “Audit and Examination Committee Report.”

DESCRIPTION OF BUSINESS
General
Wells Fargo & Company is a diversified financial services company organized under the laws of Delaware and registered as a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act). Based on assets of $482 billion at December 31, 2005, we were the fifth largest bank holding company in the United States. When we refer to “the Company,” “we,” “our” and “us” in this report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to “the Parent,” we mean Wells Fargo & Company.
The Company engages in banking and a variety of related financial services businesses. Retail, commercial and corporate banking services are provided through banking stores in Alaska, Arizona, California, Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. Other financial services are provided by subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.
In February 2004, the Company completed the consolidation of 19 of its national bank charters into a single national bank charter, Wells Fargo Bank, National Association (Wells Fargo Bank). At December 31, 2005, Wells Fargo Bank was the Parent’s principal subsidiary with $407 billion in total assets, or 84% of the Company’s assets. Wells Fargo Bank is rated “Aaa” by Moody’s Investors Service and is the only U.S. bank to have the highest possible credit rating assigned by Moody’s.
With the acquisition of certain assets of Strong Financial Corporation at the end of 2004, the Company became one of the top 20 U.S. mutual fund companies, managing $108 billion in mutual funds. Total assets managed or administered (including retail brokerage) by the Company were $880 billion at December 31, 2005.
The Company has three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2005 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
The Company had 153,500 active, full-time equivalent team members at December 31, 2005.

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
REGULATION AND SUPERVISION
The following discussion, together with Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2005 Annual Report to Stockholders, sets forth the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to us. This regulatory framework is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2005 Annual Report to Stockholders.
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

Capital Requirements
The Company is subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to the capital requirements and guidelines imposed by the FRB, the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2005 Annual Report to Stockholders.
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
The Basel Committee on Banking Supervision continues to evaluate certain aspects of the proposed New Basel Capital Accord (Basel II). Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Certain proposed approaches by the Basel Committee in Basel II may be considered complex.
Federal banking agencies expect that their revised proposal for U.S. implementation of Basel II will be available in mid-2006. Under the revised timeline, the first opportunity for an institution to conduct a parallel run of Basel II with existing Basel I capital requirement calculations would be January 2008.
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
Deposit Insurance Assessments
Through the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), the FDIC insures the deposits of the Company’s depository institution subsidiaries up to prescribed limits for each depositor. The amount of FDIC assessments paid by a BIF and SAIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.
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
All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.4 cents per $100 of BIF-assessable deposits in 2005. The FDIC established the FICO assessment rate effective for the first quarter of 2006 at approximately 1.3 cents annually per $100 of assessable deposits.

In December 2005, Congress passed legislation that contained a deposit insurance reform provision. The Federal Deposit Insurance Reform Act of 2005 will merge BIF and SAIF into a new Deposit Insurance Fund (DIF). The legislation also authorized the FDIC to revise the current risk-based assessment system described above. Because the FDIC has not yet proposed these revisions, the Company cannot predict the effect they may have on the Company’s business, results of operations or financial condition.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The New York Stock Exchange has imposed a number of new corporate governance requirements as well.
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

RISK FACTORS
An investment in the Company has risk. We discuss below and elsewhere in this report and in other documents we file with the SEC various risk factors that could cause our financial results and condition to vary significantly from period to period. We refer you to the “Regulation and Supervision” section of this report for more information about legislative and regulatory risks and to the Financial Review section and Financial Statements and related Notes on pages 33 through 113 of our 2005 Annual Report to Stockholders, filed as Exhibit 13 to this report, and incorporated by reference, for more information about credit, interest rate and market risks. Any factor described below or elsewhere in this report or in our 2005 Annual Report to Stockholders could, by itself or together with one or more other factors, have a material adverse effect on our financial results and condition and on the value of an investment in Wells Fargo. Refer to our quarterly reports on Form 10-Q filed with the SEC for material changes from the risk factors described below.
In accordance with the Private Securities Litigation Reform Act of 1995, we caution you that one or more of these same factors, as well as other factors described in this report and in our 2005 Annual Report to Stockholders, could cause us to fall short of expectations for our future financial and business performance that we express in forward-looking statements in this report and other reports we file with the SEC and in other communications. We make forward-looking statements when we use words such as “believe,” “expect,” “anticipate,” “estimate,” “will,” “may,” “can” and similar expressions. Do not unduly rely on forward-looking statements, as actual results may differ significantly from expectations. Forward-looking statements speak only as of the date made, and we do not undertake to update them to reflect changes or events that occur after that date.
For example, in our 2005 Annual Report to Stockholders, we make forward-looking statements about:
•	the expected impact of expensing stock options on our 2006 earnings per share;
•	the expected impact of pending and proposed accounting standards, including FASB Staff Position No. 13-a relating to leveraged lease transactions;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning and other factors;
•	future short-term and long-term interest rate levels and their impact on our net interest margin, net income, liquidity and capital;
•	anticipated capital expenditures in 2006;
•	expectations for unfunded credit and equity investment commitments;
•	the expected impact of pending and threatened legal actions on our results of operations and stockholders’ equity;
•	the anticipated use of proceeds from the issuance of securities;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities;

•	future reclassification to earnings of deferred net gains on derivatives;
•	expected completion dates of pending business combinations and other acquisitions; and
•	the amount of contingent consideration payable in connection with certain acquisitions.
Our ability to grow revenue and earnings will suffer if we are unable to cross-sell more products to customers.
Selling more products to our customers – or “cross-selling” – is the essence of our business model and key to our ability to grow revenue and earnings. Many of our competitors also focus on cross-selling, especially in retail banking and mortgage lending. This can put pressure on us to sell our products at lower prices, reducing our net interest income and revenue from our fee-based products. It could also affect our ability to keep existing customers. New technologies could require us to spend more to modify or adapt our products to attract and retain customers. Increasing our cross-sell ratio – or the average number of products sold to existing customers – may become more challenging, and we might not attain our goal of selling an average of eight products to each customer.
An economic slowdown could reduce demand for our products and services and lead to lower revenue and lower earnings.
We earn revenue from interest and fees we charge on the loans and other products and services we sell. When the economy slows, the demand for those products and services can fall, reducing our interest and fee income and our earnings. An economic downturn can also hurt the ability of our borrowers to repay their loans, causing us to incur more credit losses than we estimated. Several factors could cause the economy to slow down or even recede, including higher energy costs, higher interest rates, reduced consumer or corporate spending, natural disasters such as hurricane Katrina, terrorist activities, military conflicts, and the normal cyclical nature of the economy.
Changes in stock market prices could reduce fee income from our brokerage and asset management businesses.
We earn fee income from managing assets for others and providing brokerage services. Because investment management fees are often based on the value of assets under management, a fall in the market prices of those assets could reduce our fee income. Changes in stock market prices could affect the trading activity of investors, reducing commissions and other fees we earn from our brokerage business.
For more information, refer to “Risk Management – Asset/Liability and Market Risk Management – Market Risk-Equity Markets” in the Financial Review section of our 2005 Annual Report to Stockholders.

Changes in interest rates could reduce our net interest income and earnings.
Our net interest income is the interest we earn on loans, debt securities and other assets we hold minus the interest we pay on our deposits, long-term and short-term debt and other liabilities. Net interest income reflects both our net interest margin – the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding – and the amount of earning assets we hold. As a result, changes in either our net interest margin or the amount of earning assets we hold could affect our net interest income and our earnings.
Changes in interest rates – up or down – could adversely affect our net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.
Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
We assess our interest rate risk by estimating the effect on our earnings under various scenarios that differ based on assumptions about the direction, magnitude and speed of interest rate changes and the slope of the yield curve. We hedge some of that interest rate risk with interest rate derivatives. We also rely on the “natural hedge” that our loan originations and servicing rights can provide.
We do not hedge all of our interest rate risk. There is always the risk that changes in interest rates could reduce our net interest income and our earnings in material amounts, especially if actual conditions turn out to be materially different than what we assumed. For example, if interest rates rise or fall faster than we assumed or the slope of the yield curve changes, we may incur significant losses on debt securities we hold as investments. To reduce our interest rate risk, we may rebalance our investment and loan portfolios, refinance our debt and take other strategic actions. We may incur losses or expenses when we take such actions.
For more information, refer to “Risk Management – Asset/Liability and Market Risk Management – Interest Rate Risk” in the Financial Review section of our 2005 Annual Report to Stockholders.

Changes in interest rates could also reduce the value of our mortgage servicing rights and earnings.
We have a sizeable portfolio of mortgage servicing rights. A mortgage servicing right (MSR) is the right to service a mortgage loan – collect principal, interest, escrow amounts, etc. – for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of cost or fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate our MSRs for impairment based on the difference between carrying amount and fair value at quarter end. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other-than-temporary impairment. If we determine that permanent impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.
For more information, refer to “Critical Accounting Policies – Valuation of Mortgage Servicing Rights” and “Risk Management – Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk” in the Financial Review section of our 2005 Annual Report to Stockholders.
Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings.
When we loan money or commit to loan money we incur credit risk, or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio (including unfunded credit commitments). The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic conditions that might impair the ability of our borrowers to repay their loans.
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce their ability to repay their loans, resulting in our increasing the allowance. We might also increase the allowance because of unexpected events, as we did in third quarter 2005 for hurricane Katrina.
Hurricane Katrina has affected our loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The ultimate impact of the hurricane on us is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the hurricane adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other customers. The impact of the hurricane on us may be greater than anticipated.
For more information, refer to “Critical Accounting Policies – Allowance for Credit Losses” and “Risk Management – Credit Risk Management Process” in the Financial Review section of our 2005 Annual Report to Stockholders.
Our mortgage banking revenue can be volatile from quarter to quarter.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue we receive from loan originations. At the same time, revenue from our MSRs can increase, either through recovery of a previously established valuation allowance or a reduction in the periodic amortization expense. When rates fall, mortgage originations tend to increase and the value of our MSRs tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from an increase in the MSRs valuation allowance is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time.
From time to time we may use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and the fact that we attempt to hedge any of the risk does not mean we will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates or LIBOR that may not perfectly correlate with the value or income being hedged. We could incur losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.
For more information, refer to “Risk Management – Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk” in the Financial Review section of our 2005 Annual Report to Stockholders.

Our venture capital business can also be volatile from quarter to quarter.
Earnings from our venture capital investments can be volatile and hard to predict and can have a significant effect on our earnings from period to period. When – and if – we recognize gains can depend on a number of factors, including general economic conditions, the prospects of the companies in which we invest, when these companies go public, the size of our position relative to the public float, and whether we are subject to any resale restrictions. Our venture capital investments could result in significant losses.
We assess our private and public equity portfolio at least quarterly for other-than-temporary impairment based on a number of factors, including the then current market value of each investment compared to its carrying value. Our venture capital investments tend to be in technology, telecommunications and other volatile industries, so the value of our public and private equity portfolios can fluctuate widely. If we determine there is other-than-temporary impairment for an investment, we will write-down the carrying value of the investment, resulting in a charge to earnings. The amount of this charge could be significant, especially if under accounting rules we were required previously to write-up the value because of higher market prices.
For more information, refer to “Risk Management – Asset/Liability and Market Risk Management – Market Risk-Equity Markets” in the Financial Review section of our 2005 Annual Report to Stockholders.
We rely on dividends from our subsidiaries for revenue, and federal and state law can limit those dividends.
Wells Fargo & Company, the parent holding company, is a separate and distinct legal entity from its subsidiaries. It receives a significant portion of its revenue from dividends from its subsidiaries. We use these dividends to pay dividends on our common and preferred stock and interest and principal on our debt. Federal and state laws limit the amount of dividends that our bank and some of our nonbank subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
For more information, refer to “Regulation and Supervision – Dividend Restrictions” and “– Holding Company Structure” in this report and to Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements in our 2005 Annual Report to Stockholders.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.
Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. For a description of these three policies, refer to “Critical Accounting Policies” in the Financial Review section of our 2005 Annual Report to Stockholders.
From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.
Acquisitions could reduce our stock price upon announcement and reduce our earnings if we overpay or have difficulty integrating them.
We regularly explore opportunities to acquire companies in the financial services industry. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. When we do announce an acquisition, our stock price may fall depending on the size of the acquisition and the purchase price. It is also possible that an acquisition could dilute earnings per share.
We must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In deciding whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering. Also, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We might be required to sell banks, branches and/or business units as a condition to receiving regulatory approval.
Difficulty in integrating an acquired company may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-

off), loss of key employees, disruption of our business or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.
Federal and state regulations can restrict our business, and non-compliance could result in penalties, litigation and damage to our reputation.
Our parent company, our subsidiary banks and many of our nonbank subsidiaries are heavily regulated at the federal and/or state levels. This regulation is to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not our stockholders. Federal and state regulations can significantly restrict our businesses, and we could be fined or otherwise penalized if we are found to be out of compliance.
Recent high-profile corporate scandals and other events have resulted in additional regulations. For example, Sarbanes-Oxley limits the types of non-audit services our outside auditors may provide to us in order to preserve the independence of our auditors from us. If our auditors were found not to be “independent” of us under SEC rules, we could be required to engage new auditors and file new financial statements and audit reports with the SEC. We could be out of compliance with SEC rules until new financial statements and audit reports were filed, limiting our ability to raise capital and resulting in other adverse consequences.
Sarbanes-Oxley also requires our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting and requires our auditors to issue a report on our internal control over financial reporting. We are required to disclose, in our annual report on Form 10-K filed with the SEC, the existence of any “material weaknesses” in our internal control. We cannot assure that we will not find one or more material weaknesses as of the end of any given year, nor can we predict the effect on our stock price of disclosure of a material weakness.
The Patriot Act, which was enacted in the wake of the September 2001 terrorist attacks, requires us to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
A number of states have recently challenged the position of the OCC as the sole regulator of national banks. If these challenges are successful or if Congress acts to give greater effect to state regulation, the impact on us could be significant, not only because of the potential additional restrictions on our businesses but also from having to comply with potentially 50 different sets of regulations.

From time to time Congress considers legislation that could significantly change our regulatory environment, potentially increasing our cost of doing business, limiting the activities we may pursue or affecting the competitive balance among banks, savings associations, credit unions, and other financial institutions. As an example, our business model depends on sharing information among the family of Wells Fargo businesses to better satisfy our customers’ needs. Laws that restrict the ability of our companies to share information about customers could limit our ability to cross-sell products and services, reducing our revenue and earnings.
For more information, refer to “Regulation and Supervision” in this report and to “Report of Independent Registered Public Accounting Firm” in our 2005 Annual Report to Stockholders.
Negative publicity could damage our reputation.
Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our businesses under the “Wells Fargo” brand, negative public opinion about one business could affect our other businesses.
Our bank customers could take their money out of the bank and put it in alternative investments, causing us to lose a lower cost source of funding.
Checking and savings account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. When customers move money out of bank deposits and into other investments, we can lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we rely on the accuracy and completeness of information about our customers, including financial statements and other financial information and reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with U.S. generally accepted accounting principles (GAAP) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. If that information is incorrect or incomplete, we may incur credit losses or other charges to earnings.
We rely on others to help us with our operations.
We rely on outside vendors to provide key components of our business operations such as internet connections and network access. Disruptions in communication services provided by a vendor or any failure of a vendor to handle current or higher volumes of use could hurt our ability to deliver products and services to our customers and otherwise to conduct our business. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us.
Federal Reserve Board policies can significantly impact business and economic conditions and our financial results and condition.
The Federal Reserve Board (FRB) regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and the return we earn on those loans and investments, both of which affect our net interest margin. They also can materially affect the value of financial instruments we hold, such as debt securities and MSRs. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in FRB policies are beyond our control and can be hard to predict.
Our stock price can be volatile due to other factors.
Our stock price can fluctuate widely in response to a variety of factors, in addition to those described above, including:
•	general business and economic conditions;
•	recommendations by securities analysts;
•	new technology used, or services offered, by our competitors;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry;
•	changes in government regulations;
•	natural disasters, such as the recent Gulf State hurricanes; and
•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

	Year ended December 31					,
	2005 over 2004			2004 over 2003
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income:
Federal funds sold, securities purchased under resale agreements and other short-term investments	$22	$78	$100	$1	$14	$15
Trading assets	3	42	45	(22)	11	(11)
Debt securities available for sale:
Securities of U.S. Treasury and federal agencies	(6)	(2)	(8)	(5)	(7)	(12)
Securities of U.S. states and political subdivisions	(9)	8	(1)	87	(16)	71
Mortgage-backed securities:
Federal agencies	(84)	(2)	(86)	224	(252)	(28)
Private collateralized mortgage obligations	86	17	103	85	(25)	60
Other debt securities	45	(15)	30	(2)	(2)	(4)
Mortgages held for sale	378	98	476	(1,422)	23	(1,399)
Loans held for sale	(240)	94	(146)	37	4	41
Loans:
Commercial and commercial real estate:
Commercial	570	533	1,103	123	(151)	(28)
Other real estate mortgage	21	280	301	153	(23)	130
Real estate construction	142	135	277	41	16	57
Lease financing	10	(17)	(7)	39	—	39
Consumer:
Real estate 1-4 family first mortgage	(555)	799	244	1,714	(57)	1,657
Real estate 1-4 family junior lien mortgage	658	721	1,379	677	(213)	464
Credit card	218	49	267	146	(20)	126
Other revolving credit and installment	844	(72)	772	333	(24)	309
Foreign	212	(63)	149	157	(66)	91
Other	(5)	8	3	4	(13)	(9)

Total increase (decrease) in interest income	2,310	2,691	5,001	2,370	(801)	1,569

Increase (decrease) in interest expense:
Deposits:
Interest-bearing checking	3	35	38	1	5	6
Market rate and other savings	52	984	1,036	101	32	133
Savings certificates	96	135	231	(50)	(54)	(104)
Other time deposits	(32)	515	483	58	64	122
Deposits in foreign offices	45	188	233	36	21	57
Short-term borrowings	(30)	421	391	(44)	75	31
Long-term debt (1)	305	924	1,229	283	(122)	161

Total increase in interest expense	439	3,202	3,641	385	21	406

Increase (decrease) in net interest income on a taxable-equivalent basis	$1,871	$(511)	$1,360	$1,985	$(822)	$1,163

(1)	Includes guaranteed preferred beneficial interests in Company’s subordinated debentures, which were reflected in long-term debt at December 31, 2003, upon adoption of FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R).

LOAN PORTFOLIO
Loan concentrations may exist when there are borrowers engaged in similar activities or types of loans extended to a diverse group of borrowers that could cause those borrowers or portfolios to be similarly impacted by economic or other conditions.
Our real estate 1-4 family mortgage loans to borrowers in the state of California represented approximately 14% of total loans at December 31, 2005, compared with 18%, at the end of 2004. These loans are mostly within the larger metropolitan areas in California, with no single area consisting of more than 3% of our total loans. Changes in real estate values and underlying economic conditions for these areas are monitored continuously within the credit risk management process.
Some of our real estate 1-4 family mortgage loans, including first mortgage and home equity products, include an interest-only feature as part of the loan terms. At December 31, 2005, such loans were approximately 26% of total loans, compared with 28% at the end of 2004. Substantially all of these loans are considered to be prime or near prime. We do not offer option adjustable-rate mortgage products, nor do we offer variable-rate mortgage products with fixed payment amounts, commonly referred to within the financial services industry as negative amortizing mortgage loans.
REAL ESTATE 1-4 FAMILY MORTGAGE LOANS BY STATE

	December 31, 2005
			Total real
	Real estate 1-4	Real estate 1-4	estate 1-4
	family first	family junior	family		% of total
(in millions)	mortgage	lien mortgage	mortgage		loans

California	$22,479	$22,112	$ 44,591		14%
Minnesota	3,188	3,754	6,942		2
Florida	3,818	2,099	5,917		2
Colorado	2,821	2,579	5,400		2
Arizona	2,722	2,462	5,184		2
Texas	3,488	1,366	4,854		2
Washington	2,317	2,225	4,542		1
New York	2,339	1,574	3,913		1
Virginia	2,173	1,597	3,770		1
New Jersey	1,907	1,521	3,428		1
Other	30,516	17,854	48,370	(1)	16

Total	$77,768	$59,143	$136,911		44%

(1)	Consists of 40 states; no state had loans in excess of $3,299 million, and includes $3,277 million in Government National Mortgage Association early pool buyouts.

For purposes of portfolio risk management, we aggregate commercial loans and lease financing according to market segmentation and standard industry codes. These groupings contain a diverse mix of customer relationships throughout our target markets. Loan types and product offerings are carefully underwritten and monitored. Credit policies consider industry risks where appropriate for credit risk management.
COMMERCIAL LOANS AND LEASE FINANCING BY INDUSTRY

	December 31, 2005
	Commercial loans		% of total
(in millions)	and lease financing		loans

Small business direct	$ 7,925		2%
Property investment and services	5,567	(1)	2
Agricultural production	5,194		2
Automotive	3,326		1
Financial institutions	3,197		1
Food and beverage	2,896		1
Oil and gas	2,505		1
Industrial equipment	2,373		1
Retailers	2,352		1
Healthcare	1,856		1
Other	29,761	(2)	9

Total	$66,952		22%

(1)	Includes loans to builders, developers and operators, trusts and title companies.
(2)	No other single category had loans in excess of $1,733 million.

Other real estate and real estate construction loans are diversified in terms of both the state where the property is located and by the type of property securing the loans. The composition of these portfolios was stable throughout 2005 and the distribution is consistent with our target markets and focus on customer relationships. Approximately 20% of other real estate and construction loans are loans to owner-occupants where more than 50% of the property is used in the conduct of their business. The largest group of loans in any one state is 5% of total loans and the largest group of loans secured by one type of property is 3% of total loans.
COMMERCIAL REAL ESTATE LOANS BY STATE AND PROPERTY TYPE

	December 31, 2005
			Total
	Other real estate	Real estate	commercial		% of total
(in millions)	mortgage	construction	real estate		loans

By state:
California	$11,033	$ 4,018	$15,051		5%
Texas	2,764	1,033	3,797		1
Arizona	1,501	1,024	2,525		1
Washington	1,524	515	2,039		1
Colorado	1,370	669	2,039		1
Minnesota	1,262	486	1,748		.5
Oregon	735	307	1,042		.3
Florida	307	660	967		.3
Nevada	615	335	950		.3
Utah	578	340	918		.2
Other	6,856	4,019	10,875	(1)	3.4

Total	$28,545	$13,406	$41,951	(2)	14%

By property type:
Office buildings	$ 7,573	$ 844	$ 8,417		3%
Retail buildings	4,396	1,261	5,657		2
Industrial	4,774	625	5,399		2
Apartments	2,761	995	3,756		1
Land	92	3,213	3,305		1
1-4 family structures	120	3,065	3,185		1
Hotels/motels	1,777	263	2,040		1
1-4 family land	—	1,640	1,640		.5
Agriculture	1,445	46	1,491		.5
Institutional	866	196	1,062		.3
Other	4,741	1,258	5,999		1.7

Total	$28,545	$13,406	$41,951	(2)	14%

(1)	Consists of 40 states; no state had loans in excess of $770 million.
(2)	Includes owner-occupied real estate and construction loans of $9,308 million.

ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

		December 31								,
(in millions)		2005		2004		2003		2002		2001

		Loan		Loan		Loan		Loan		Loan
		catgry		catgry		catgry		catgry		catgry
		as %		as %		as %		as %		as %
		of total		of total		of total		of total		of total
		loans		loans		loans		loans		loans
Commercial and commercial real estate:
Commercial	$926	20%	$940	19%	$917	19%	$865	24%	$882	28%
Other real estate mortgage	253	9	298	11	444	11	307	13	276	15
Real estate construction	115	4	46	3	63	3	53	4	86	5
Lease financing	51	2	30	2	40	2	75	2	111	2

Total commercial and commercial real estate	1,345	35	1,314	35	1,464	35	1,300	43	1,355	50
Consumer:
Real estate 1-4 family first mortgage	229	25	150	31	176	33	104	23	76	18
Real estate 1-4 family junior lien mortgage	118	19	104	18	92	15	62	15	43	13
Credit card	508	4	466	4	443	3	386	4	394	4
Other revolving credit and installment	1,060	15	889	11	802	13	597	14	604	14

Total consumer	1,915	63	1,609	64	1,513	64	1,149	56	1,117	49
Foreign	149	2	139	1	95	1	86	1	116	1

Total allocated	3,409	100%	3,062	100%	3,072	100%	2,535	100%	2,588	100%

Unallocated component of allowance (1)	648		888		819		1,284		1,129

Total	$4,057		$3,950		$3,891		$3,819		$3,717

(1)	This amount and any unabsorbed portion of the allocated allowance are also available for any of the above listed loan categories.
See “Critical Accounting Policies – Allowance for Credit Losses” and “Risk Management – Credit Risk Management Process – Allowance for Credit Losses” in the “Financial Review” section and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements included in the 2005 Annual Report to Stockholders for a description of the process used by the Company to determine the adequacy and the components (allocated and unallocated) of the allowance for credit losses.

PROPERTIES
The Company owns its corporate headquarters building in San Francisco, California. The Company also owns administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota; and Salt Lake City, Utah. In addition, the Company leases office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.
As of December 31, 2005, the Company provided banking, insurance, investments, mortgage banking and consumer finance through more than 6,200 stores under various types of ownership and leasehold agreements. The Company owns the Wells Fargo Home Mortgage (Home Mortgage) headquarters in Des Moines, Iowa and operations/servicing centers in Springfield, Illinois; Des Moines, Iowa; and Minneapolis, Minnesota. The Company leases administrative space for Home Mortgage in Tempe, Arizona; Riverside and San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina; and all mortgage production offices nationwide. The Company owns the Wells Fargo Financial, Inc. (WFFI) headquarters and two administrative buildings in Des Moines, Iowa, and an operations center in Sioux Falls, South Dakota. The Company leases administrative space for WFFI in Des Moines, Iowa; Minneapolis, Minnesota; Mississauga, Ontario; Philadelphia, Pennsylvania; San Juan, Puerto Rico; Aberdeen, South Dakota; and all store locations.
The Company is also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
For further information with respect to premises and equipment and commitments under noncancelable leases for premises and equipment, refer to Note 7 (Premises, Equipment, Lease Commitments and Other Assets) to Financial Statements included in the 2005 Annual Report to Stockholders.

MARKET FOR REGISTRANT’S COMMON EQUITY
The Company’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange. At January 31, 2006, there were 92,112 holders of record of the Company’s common stock.
REPURCHASES OF COMMON STOCK
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended December 31, 2005.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations	(2)
October	8,077,376		$58.56	8,077,376		15,724,288
November	4,189,478		61.51	4,189,478		36,534,810
December	1,348,421		63.26	1,348,421		35,186,389

Total	13,615,275			13,615,275

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 26, 2005. Unless modified or revoked by the Board, the authorization does not expire.
(2)	On November 15, 2005, the Board authorized the repurchase of an additional 25 million shares of common stock. The Company publicly announced this authorization on the same day.

EXECUTIVE OFFICERS OF THE REGISTRANT

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Howard I. Atkins Senior Executive Vice President and Chief Financial Officer	Senior Executive Vice President and Chief Financial Officer (August 2005 to Present); Executive Vice President and Chief Financial Officer (August 2001 to August 2005); Executive Vice President and Chief Financial Officer of New York Life Insurance Company (April 1996 to July 2001)	55	4

Patricia R. Callahan Executive Vice President (Compliance and Risk Management)	Executive Vice President (Compliance and Risk Management) (June 2005 to Present); Executive Vice President (Human Resources) (November 1998 to June 2005)	52	28

David A. Hoyt Senior Executive Vice President (Wholesale Banking)	Senior Executive Vice President (August 2005 to Present); Group Executive Vice President (Wholesale Banking) (November 1998 to August 2005)	50	24

Richard M. Kovacevich Chairman and Chief Executive Officer	Chairman and Chief Executive Officer (August 2005 to Present); Chairman, President and Chief Executive Officer (April 2001 to August 2005); President and Chief Executive Officer (November 1998 to April 2001)	62	20

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)	Senior Vice President and Controller (September 2002 to Present); Senior Vice President and Controller of New York Life Insurance Company (September 1997 to August 2002)	48	3

Avid Modjtabai Executive Vice President (Human Resources)	Executive Vice President (Human Resources) (June 2005 to Present); Executive Vice President (Internet Services) of Wells Fargo Bank, N.A. (March 2001 to June 2005); Senior Vice President (Consumer Internet Services) (July 1999 to March 2001)	44	12

David J. Munio Executive Vice President (Chief Credit Officer)	Executive Vice President (Chief Credit Officer) (November 2001 to Present); Executive Vice President and Deputy Chief Credit Officer of Wells Fargo Bank, N.A. (September 1999 to November 2001)	61	32

			Years with
Name and			Company or
Company Position	Positions Held During the Past Five Years	Age	Predecessors

Mark C. Oman Senior Executive Vice President (Home and Consumer Finance)	Senior Executive Vice President (August 2005 to Present); Group Executive Vice President (Home and Consumer Finance) (September 2002 to August 2005); Group Executive Vice President (Mortgage and Home Equity) (November 1998 to August 2002); Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (February 1997 until the merger with Wells Fargo Bank, N.A. in May 2004), Chief Executive Officer (August 1989 to January 2001)	51	26

James M. Strother Executive Vice President and General Counsel (Law and Government Relations)	Executive Vice President and General Counsel (January 2004 to Present); Deputy General Counsel (June 2001 to December 2003); General Counsel of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) (March 1998 to June 2001)	54	19

John G. Stumpf President and Chief Operating Officer (Community Banking)	President and Chief Operating Officer (August 2005 to Present); Group Executive Vice President (Community Banking) (July 2002 to August 2005); Group Executive Vice President (Western Banking) (May 2000 to June 2002); Group Executive Vice President (Southwestern Banking) (November 1998 to May 2000)	52	24

Carrie L. Tolstedt Group Executive Vice President (Regional Banking)	Group Executive Vice President (Regional Banking) (July 2002 to Present); Group Executive Vice President (California and Border Banking) (January 2001 to June 2002); Regional President of Wells Fargo Bank, N.A. (Central California Banking) (December 1998 to January 2001)	46	16
There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has eight members: J.A. Blanchard III, Lloyd H. Dean, Enrique Hernandez, Jr., Reatha Clark King, Cynthia H. Milligan, Philip J. Quigley, Judith M. Runstad and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by New York Stock Exchange rules. The Board of Directors has determined, in its business judgment, that each member of the Committee is financially literate, as required by New York Stock Exchange rules, and that J.A. Blanchard III, Lloyd H. Dean, Enrique Hernandez, Jr., Cynthia H. Milligan, Philip J. Quigley and Susan G. Swenson each qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations.
SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS
As soon as reasonably practicable after they are electronically filed with or furnished to the SEC, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Wells Fargo,” then “Investor Relations – More,” then “SEC Filings”). They are also available free on the SEC’s website at www.sec.gov.
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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(1)	The consolidated financial statements and related notes, the report of independent registered public accounting firm, and supplementary data that appear on pages 33 through 113 of the 2005 Annual Report to Stockholders are incorporated herein by reference.

(2)	Financial Statement Schedules:

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

Exhibit
number	Description

3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed February 20, 1996

(e)	Certificate of Designations for the Company’s 1996 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed March 13, 1996

(f)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 21, 1997

(g)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 20, 1998

(h)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 21, 1999

(i)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed April 21, 1999

3(j)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(k)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 17, 2001

(l)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 16, 2002

(m)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 15, 2003

(n)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(o)	Certificate of Designations for the Company’s 2005 ESOP Cumulative
Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2005

(p)	By-Laws, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 30, 2006

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10*(a)	Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 2, 2005. Amendment to Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Forms of Award Term Sheet for grants of restricted share rights, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999. Forms of Non-Qualified Stock Option Agreement for executive officers: for grants on and after February 28, 2006, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 6, 2006; for grants on August 1, 2005, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 1, 2005; for grants in 2004 and on February 22, 2005, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004; for grants after November 2, 1998 through 2003, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998; and for grants on or before November 2, 1998, incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997

*(b)	Long-Term Incentive Plan, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994

*(c)	Wells Fargo Bonus Plan, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

*(d)	Performance-Based Compensation Policy, incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

*(e)	Deferred Compensation Plan, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. Amendment to Deferred Compensation Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*	Management contract or compensatory plan or arrangement

10*(f)	Directors Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. Amendments to Directors Stock Compensation and Deferral Plan, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Action to increase amount of formula stock awards payable to non-employee directors effective January 1, 2005, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed January 31, 2005

*(g)	1990 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997

*(h)	1987 Director Option Plan for directors of the former Wells Fargo, incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995, and as further amended by the amendment adopted September 16, 1997, incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

*(i)	Deferred Compensation Plan for Non-Employee Directors of the former Norwest, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000, filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(j)	Directors’ Stock Deferral Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000, filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Stock Deferral Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

10*(k)	Directors’ Formula Stock Award Plan for directors of the former Norwest, incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000, filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. Amendment to Directors’ Formula Stock Award Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(l)	Deferral Plan for Directors of the former Wells Fargo, incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997. Amendment to Deferral Plan, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003

*(m)	Supplemental 401(k) Plan, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

*(n)	Supplemental Cash Balance Plan, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*(o)	Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990. Amendment to Supplemental Long-Term Disability Plan, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

*(p)	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991, incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. Amendment effective January 1, 1995, to the March 18, 1991 agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Cancellation Agreement, effective February 28, 2006, between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 6, 2006

*(q)	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

*(r)	Agreement between the Company and Mark C. Oman, dated May 7, 1999, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

10*(s)	Form of severance agreement between the Company and Richard M. Kovacevich and Mark C. Oman, incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998. Amendment effective January 1, 1995, to the March 11, 1991, agreement between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995. Cancellation Agreement, effective December 21, 2005, between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 22, 2005

*(t)	Description of Relocation Program, incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

*(u)	Description of Executive Financial Planning Program, incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

*(v)	PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Amendment to PartnerShares Stock Option Plan, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

*(w)	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(x)	Non-Qualified Deferred Compensation Plan for Independent Contractors, incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330)

(y)	Description of compensation payable to non-employee directors effective January 1, 2005, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed January 31, 2005

12(a)	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 2.51, 3.68, 3.63, 3.13, and 1.79 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 4.03, 5.92, 5.76, 4.96, and 2.63 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends, filed herewith. The ratios of earnings to fixed charges and preferred dividends, including interest on deposits, were 2.51, 3.68, 3.62, 3.13, and 1.79 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. The ratios of earnings to fixed charges and preferred dividends, excluding interest on deposits, were 4.03, 5.92, 5.74, 4.95, and 2.62 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

13	2005 Annual Report to Stockholders, pages 33 through 113, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

24	Powers of Attorney, filed herewith

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith
STATUS OF PRIOR DOCUMENTS
The Wells Fargo & Company Annual Report on Form 10-K for the year ended December 31, 2005, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2005, pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 (other than Exhibit 99(e) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, containing a description of the Company’s common stock) for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2006.

WELLS FARGO & COMPANY
By:	/s/ RICHARD M. KOVACEVICH
Richard M. Kovacevich
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOWARD I. ATKINS
Howard I. Atkins
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) March 9, 2006

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Senior Vice President and Controller (Principal Accounting Officer) March 9, 2006

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Philip J. Quigley to sign this document on their behalf.

J.A. Blanchard III	Richard D. McCormick
Lloyd H. Dean	Cynthia H. Milligan
Susan E. Engel	Donald B. Rice
Enrique Hernandez, Jr.	Judith M. Runstad
Robert L. Joss	Stephen W. Sanger
Reatha Clark King	Susan G. Swenson
Richard M. Kovacevich	Michael W. Wright

By:	/s/ PHILIP J. QUIGLEY
Philip J. Quigley
Director and Attorney-in-fact March 9, 2006