Form 10-Q
period 2006-03-31
WELLS FARGO & CO/MN
filed 2006-05-04
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 28, 2006
Common stock, $1-2/3 par value	1,680,014,018

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Mar. 31, 2006 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
($ in millions, except per share amounts)	2006	2005	2005	2005	2005

For the Quarter
Net income	$2,018	$1,930	$1,856	5%	9%
Diluted earnings per common share	1.19	1.14	1.08	4	10
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.72%	1.63%	1.75%	6	(2)
Net income applicable to common stock to average common stockholders’ equity (ROE)	19.89	19.22	19.60	3	1
Efficiency ratio (1)	59.3	57.5	58.0	3	2
Total revenue	$8,555	$8,492	$8,089	1	6
Dividends declared per common share	.52	.52	.48	—	8
Average common shares outstanding	1,679.2	1,675.4	1,695.4	—	(1)
Diluted average common shares outstanding	1,697.9	1,693.9	1,715.7	—	(1)
Average loans	$311,132	$305,696	$287,282	2	8
Average assets	475,195	468,481	430,990	1	10
Average core deposits (2)	254,012	253,386	231,847	—	10
Average retail core deposits (3)	212,921	210,729	192,621	1	11
Net interest margin	4.85%	4.84%	4.87%	—	—
At Quarter End
Securities available for sale	$51,195	$41,834	$31,685	22	62
Loans	306,676	310,837	290,588	(1)	6
Allowance for loan losses	3,845	3,871	3,783	(1)	2
Goodwill	11,050	10,787	10,645	2	4
Assets	492,428	481,741	435,643	2	13
Core deposits (2)	258,142	253,341	234,984	2	10
Stockholders’ equity	41,961	40,660	38,477	3	9
Tier 1 capital (4)	32,758	31,724	29,830	3	10
Total capital (4)	45,331	44,687	43,963	1	3
Capital ratios
Stockholders’ equity to assets	8.52%	8.44%	8.83%	1	(4)
Risk-based capital (4)
Tier 1 capital	8.30	8.26	8.40	—	(1)
Total capital	11.49	11.64	12.37	(1)	(7)
Tier 1 leverage (4)	7.13	6.99	7.17	2	(1)
Book value per common share	$25.02	$24.25	$22.76	3	10
Team members (active, full-time equivalent)	152,000	153,500	147,000	(1)	3
Common Stock Price
High	$65.51	$64.70	$62.75	1	4
Low	60.62	57.62	58.15	5	4
Period end	63.87	62.83	59.80	2	7

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, and market rate and other savings.

(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(4)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2006, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $492 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at March 31, 2006. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In first quarter 2006, we achieved record diluted earnings per share of $1.19, up 10% from a year ago, and record net income of $2.0 billion, up 9% from a year ago. First quarter 2006 results were reduced by $52 million, or $.02 per share, for expensing stock options for the first time as required under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (FAS 123R). Due to $33 million for immediate expensing of stock options for retirement-eligible team members, the $.02 per share for stock option expense in first quarter was $.01 per share more than our expected $.01 per share quarterly option expense for the remainder of 2006.
During first quarter 2006, we adopted fair value accounting for residential mortgage servicing rights (MSRs), which resulted in an addition to equity of $158 million pre tax ($101 million after tax). This was offset by $184 million in net MSRs valuation losses recorded in earnings (higher MSRs valuation during the quarter less economic hedging losses in a rising rate environment). As previously announced, we sold Island Finance’s operations in Puerto Rico, which resulted in a pre-tax gain of $127 million.
Our first quarter 2006 results reflected a continuation of the same trends we have seen for many quarters — double-digit earnings growth, with quarterly net income exceeding $2.0 billion for the first time. We had solid, broad-based, and, in many businesses, accelerating revenue growth, with revenue in businesses other than Wells Fargo Home Mortgage (Home Mortgage) up a combined 17% from a year ago. Our net interest margin was stable and reflected our success in growing core deposits as well as actions we took in 2005 and in first quarter 2006 to shed lower-yielding assets and boost earning asset yields, including sales of $51 billion of adjustable rate mortgages (ARMs) during the same periods. Credit quality was exceptionally strong and we continued to invest for future growth by adding more sales personnel, more stores and new technology and by sales, at a loss, of our lowest-yielding ARMs and debt securities. Many of our businesses achieved double-digit, year-over-year profit growth, including businesses that serve our retail and small business customers in Community Banking — our regional banking groups, credit card, business direct, education financial services, and corporate trust; businesses that serve mid-sized and large corporations in Wholesale Banking — commercial banking, asset management, commercial real estate, international financial services, insurance, Eastdil Secured and specialized financial services; and our consumer finance business, Wells Fargo Financial.
Our vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 4.9 products with us and our average Wholesale Banking customer has 5.7 products. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 8%, average core deposits up 10% and assets managed and administered up 16%. Our owned servicing portfolio surpassed $1 trillion in first quarter 2006, reaching a record $1.04 trillion at March 31, 2006.
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
Our financial results included the following:
Net income for first quarter 2006 increased 9% to $2.02 billion from $1.86 billion for first quarter 2005. Diluted earnings per share for first quarter 2006 increased 10%, from $1.08 for first quarter 2005. Return on average assets (ROA) was 1.72% and return on average common equity (ROE) was 19.89% for first quarter 2006.
Net interest income on a taxable-equivalent basis increased 9% to $4.89 billion for first quarter 2006 on 9% earning assets growth, from $4.48 billion for first quarter 2005. Despite the flat to inverted yield curve during the quarter, the net interest margin was 4.85% for first quarter 2006, compared with 4.87% for first quarter 2005. Our margin has remained relatively stable in the last year and reflected our ability to continue to grow checking and savings deposits, and the benefit of our balance sheet repositioning actions, including the sale of our lowest-yielding ARMs and debt securities.
Noninterest income increased 1% to $3.69 billion for first quarter 2006, from $3.64 billion for first quarter 2005. Excluding mortgage banking, noninterest income increased 16% from first quarter 2005, reflecting strong year-over-year growth in service charges on deposit accounts, up 8%; trust and investment fees, up 10%; other fees, largely loan-related, up 8%; insurance, up 8%; and equity investments, up $119 million. First quarter 2006 results also included the $127 million gain related to the sale of Island Finance’s operations in Puerto Rico, $9 million in losses related to the sale of ARMs and $35 million in net debt securities losses related to repositioning for higher debt securities yields in our corporate and Home Mortgage portfolios. Mortgage banking noninterest income declined $399 million, due to the $184 million net MSRs valuation loss that was recorded to earnings ($522 million fair value gain less $706 million economic hedging loss), compared with a $271 million valuation allowance release (income) and an $85 million ineffective hedge gain in first quarter 2005.
Revenue, the sum of net interest income and noninterest income, grew $466 million, or 6%, to $8.56 billion in first quarter 2006 from $8.09 billion in first quarter 2005. Home Mortgage revenue declined $665 million from $1.5 billion in first quarter 2005 to $853 million in first quarter 2006. Combined revenue of businesses other than Home Mortgage grew 17% from first quarter 2005 to first quarter 2006. Revenue growth was broad based and included double-digit, year-over-year growth in regional banking, Wells Fargo Financial, and many of our wholesale and commercial businesses. Revenue growth was driven by continued growth in average loans (up 8% in total year-over-year and up 17% excluding real estate 1-4 family first mortgage loans, the loan category impacted by our ARMs sales,) and in average core deposits (up 10% year over year), a stable net interest margin and growth in assets under management, up 16% year over year.
Noninterest expense was $5.07 billion for first quarter 2006, up $382 million, or 8%, from first quarter 2005. The increase was primarily driven by continued investment in our businesses, both additional sales personnel and new stores. During the quarter, we opened 23 regional banking stores, two commercial banking offices and renovated 72 banking stores. Noninterest expense included $52 million, or $.02 a share, in stock option expense as required under FAS 123R.
Net charge-offs for first quarter 2006 were $433 million (.56% of average loans outstanding, annualized), compared with $703 million (.91%) during fourth quarter 2005, which included $171 million (.22%) for incremental bankruptcies above normalized levels, and $585 million (.83%) during first quarter 2005, which included $163 million (.23%) related to changes in loss recognition rules at Wells Fargo Financial to conform to Federal Financial Institutions Examination Council (FFIEC) bank standards for recognizing credit losses. After the October 2005 legislation change, personal bankruptcy levels fell significantly below historic run rates and remained at this low level during first quarter 2006.
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $4.03 billion, or 1.31% of total loans, at March 31, 2006, compared with $4.06 billion, or 1.31%, at December 31, 2005, and $3.95 billion, or 1.36%, at March 31, 2005.
Total nonaccrual loans were $1.39 billion, or .45% of total loans, at March 31, 2006, compared with $1.34 billion, or .43%, at December 31, 2005, and $1.20 billion, or .41%, at March 31, 2005. Total nonperforming assets (NPAs) were $1.85 billion, or .60% of total loans, at March 31, 2006, compared with $1.53 billion, or .49%, at December 31, 2005, and $1.41 billion, or .48%, at March 31, 2005. Foreclosed assets were $455 million at March 31, 2006, compared with $191 million at December 31, 2005, and $207 million at March 31, 2005. Foreclosed assets, a component of total NPAs, included for the first time an additional $227 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans in first quarter 2006, due to a change in regulatory reporting requirements effective January 1, 2006. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. The remaining quarterly increase in NPAs was a natural consequence of continued growth in several of our residential real estate and automobile portfolios. Commercial and commercial real estate NPAs decreased $187 million from a year ago.
The ratio of stockholders’ equity to total assets was 8.52% at March 31, 2006, 8.44% at December 31, 2005, and 8.83% at March 31, 2005. Our total risk-based capital (RBC) ratio at March 31, 2006, was 11.49% and our Tier 1 RBC ratio was 8.30%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at March 31, 2005, were 12.37% and 8.40%, respectively. Our Tier 1 leverage ratios were 7.13% and 7.17% at March 31, 2006 and 2005, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential mortgage servicing rights and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. Policies covering the allowance for credit losses and pension accounting are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K. Due to adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (FAS 156), our accounting policy covering the valuation of residential mortgage servicing rights has been updated and is described below.
VALUATION OF RESIDENTIAL MORTGAGE SERVICING RIGHTS
We recognize as assets the rights to service mortgage loans for others, or mortgage servicing rights (MSRs), whether we purchase the servicing rights, or the servicing rights result from the sale or securitization of loans we originate (asset transfers). Effective January 1, 2006, under FAS 156, we elected to initially measure and carry our MSRs related to residential mortgage loans (residential MSRs) using the fair value measurement method. Under this method, purchased MSRs and MSRs from asset transfers are capitalized and carried at fair value. Prior to the adoption of FAS 156, we capitalized purchased residential MSRs at cost, and MSRs from asset transfers based on the relative fair value of the servicing right and the residential mortgage loan at the time of sale, and carried both purchased MSRs and MSRs from asset transfers at the lower of cost or market. Effective January 1, 2006, upon the re-measurement of our residential MSRs at fair value, we recorded a cumulative-effect adjustment to the 2006 beginning balance of retained earnings of $101 million after tax ($158 million pre tax) in our Statement of Changes in Stockholders’ Equity.
At the end of each quarter, we determine the fair value of MSRs using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. The valuation of MSRs is discussed further in this section and in Note 1 (Summary of Significant Accounting Policies) and Note 15 (Mortgage Banking Activities) to Financial Statements in this Report and in Note 20 (Securitizations and Variable Interest Entities) and Note 21 (Mortgage Banking Activities) to Financial Statements in our 2005 Form 10-K.
To reduce the sensitivity of earnings to interest rate and market value fluctuations, we economically hedge the risk of changes in the fair value of MSRs primarily with free-standing derivative contracts. The resulting gains or losses for the hedges are reflected in income. Changes in the fair value of the MSRs from changing mortgage interest rates are generally offset by gains or losses in the fair value of the derivatives depending on the amount of MSRs we hedge. We may choose not to fully hedge MSRs, partly because origination volume tends to act as a “natural hedge.” For example, as interest rates decline, servicing values decrease and fees from origination volume increase. Conversely, as interest rates increase, the fair value of the MSRs increases, while fees from origination volume tend to decline.
Servicing income, a component of mortgage banking noninterest income, includes the changes from period to period in fair value of both our residential MSRs and the free-standing derivatives used to economically hedge our residential MSRs. Changes in the fair value of residential MSRs from period to period result from (1) changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment assumptions, primarily due to changes in interest rates) and (2) other changes, representing changes due to collection/realization of expected cash flows. Prior to the adoption of FAS 156, we carried residential MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in servicing income.
We use a dynamic and sophisticated model to estimate the value of our MSRs. This model is validated by an independent internal model validation group operating in accordance with a model valuation policy approved by the Corporate Asset/Liability Management Committee. Senior management reviews all significant assumptions quarterly. Mortgage loan prepayment speed — a key assumption in the model — is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of estimated future net servicing income — another key assumption in the model — is the required rate of return the market would expect for an asset with similar risk. To determine the discount rate, we consider the risk premium for uncertainties from servicing operations (e.g., possible changes in future servicing costs, ancillary income and earnings on escrow accounts). Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. For example, an increase in either the prepayment speed or discount rate assumption results in a decrease in the fair value of the MSRs, while a decrease in either assumption would result in an increase in the fair value of the MSRs. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and the discount rate. These fluctuations can be rapid and may be significant in the future. Therefore, estimating prepayment speeds within a range that market participants would use in determining the fair value of MSRs requires significant management judgment.
These key economic assumptions and the sensitivity of the fair value of MSRs to an immediate adverse change in those assumptions are shown in Note 20 (Securitizations and Variable Interest Entities) to Financial Statements in our 2005 Form 10-K.
EARNINGS PERFORMANCE
NET INTEREST INCOME
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented in the table on page 10 on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.
Net interest income on a taxable-equivalent basis increased 9% to $4.89 billion in first quarter 2006 from $4.48 billion in first quarter 2005, primarily driven by a 9% growth in average earning assets.
Despite the flat to inverted yield curve during the quarter, the net interest margin was 4.85% in first quarter 2006 and 4.87% in first quarter 2005. Our stable margin reflected our ability to continue to grow checking and savings deposits and the benefit of our continued focus on balance sheet repositioning actions, including the sale of our lowest-yielding ARMs and debt securities.
Average earning assets increased $35.0 billion to $407.5 billion in first quarter 2006 from $372.5 billion in first quarter 2005, due to an increase in average loans, mortgage-backed securities and mortgages held for sale, partly offset by a decrease in average loans held for sale. Loans averaged $311.1 billion in first quarter 2006, compared with $287.3 billion in first quarter 2005. The increase was predominantly due to an increase in commercial loans and other revolving credit and installment loans, partly offset by the sale of $51 billion of ARMs since the beginning of 2005.
Average mortgages held for sale increased to $39.5 billion in first quarter 2006 from $31.6 billion in first quarter 2005, due to higher origination volume. Average loans held for sale decreased to $651 million in first quarter 2006 from $9.1 billion in first quarter 2005, due to the transfer of student loans from loans held for sale to loans held for investment in first quarter 2005. Our decision to hold these loans for investment was based on yields at that time and our intent and ability to hold this portfolio for the foreseeable future. Debt securities available for sale averaged $43.5 billion during first quarter 2006 and $32.0 billion in first quarter 2005.

Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 10% from a year ago. Average core deposits were $254.0 billion and $231.8 billion in first quarter 2006 and 2005, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for first quarter 2006 grew $20.3 billion, or 11%, from a year ago. Average mortgage escrow deposits were $15.5 billion for first quarter 2006, up $1.6 billion from a year ago. Savings certificates of deposits increased on average from $19.5 billion in first quarter 2005 to $28.7 billion in first quarter 2006 and noninterest-bearing checking accounts and other core deposit categories increased on average from $212.4 billion in first quarter 2005 to $225.3 billion in first quarter 2006. Total average interest-bearing deposits increased to $215.9 billion in first quarter 2006 from $189.1 billion in first quarter 2005.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31						,
	2006			2005
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,192	4.21%	$54	$5,334	2.40%	$32
Trading assets	6,099	4.61	69	5,525	3.22	44
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	866	4.30	9	930	3.93	9
Securities of U.S. states and political subdivisions	3,106	8.13	60	3,572	8.41	71
Mortgage-backed securities:
Federal agencies	27,718	5.92	406	20,079	6.01	291
Private collateralized mortgage obligations	6,562	6.46	104	3,993	5.44	53

Total mortgage-backed securities	34,280	6.02	510	24,072	5.91	344
Other debt securities (4)	5,280	7.86	104	3,388	7.20	57

Total debt securities available for sale (4)	43,532	6.36	683	31,962	6.26	481
Mortgages held for sale (3)	39,523	6.16	609	31,636	5.44	430
Loans held for sale (3)	651	6.93	11	9,062	5.02	112
Loans:
Commercial and commercial real estate:
Commercial	62,769	7.71	1,195	55,178	6.20	844
Other real estate mortgage	28,686	7.01	497	29,869	5.88	433
Real estate construction	13,850	7.59	259	9,178	6.08	138
Lease financing	5,436	5.80	79	5,126	6.14	79

Total commercial and commercial real estate	110,741	7.42	2,030	99,351	6.09	1,494
Consumer:
Real estate 1-4 family first mortgage	74,383	6.82	1,259	84,589	6.00	1,261
Real estate 1-4 family junior lien mortgage	59,972	7.65	1,131	53,059	6.01	787
Credit card	11,765	13.23	389	10,157	11.92	303
Other revolving credit and installment	48,329	9.39	1,120	35,887	8.95	793

Total consumer	194,449	8.10	3,899	183,692	6.91	3,144
Foreign	5,942	12.57	185	4,239	13.82	146

Total loans (5)	311,132	7.95	6,114	287,282	6.73	4,784
Other	1,389	4.62	16	1,726	4.32	19

Total earning assets	$407,518	7.50	7,556	$372,527	6.42	5,902

FUNDING SOURCES
Deposits:
Interest-bearing checking	$4,069	2.23	22	$3,365	1.05	9
Market rate and other savings	134,228	2.08	687	127,346	1.04	325
Savings certificates	28,718	3.45	245	19,487	2.48	119
Other time deposits	33,726	4.48	373	28,814	2.53	180
Deposits in foreign offices	15,152	4.16	155	10,095	2.38	59

Total interest-bearing deposits	215,893	2.78	1,482	189,107	1.48	692
Short-term borrowings	26,180	4.17	270	25,434	2.38	149
Long-term debt	81,686	4.49	910	75,680	3.08	579

Total interest-bearing liabilities	323,759	3.33	2,662	290,221	1.98	1,420
Portion of noninterest-bearing funding sources	83,759	—	—	82,306	—	—

Total funding sources	$407,518	2.65	2,662	$372,527	1.55	1,420

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.85%	$4,894		4.87%	$4,482

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,897			$13,090
Goodwill	10,963			10,657
Other	43,817			34,716

Total noninterest-earning assets	$67,677			$58,463

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$86,997			$81,649
Other liabilities	23,320			20,739
Stockholders’ equity	41,119			38,381
Noninterest-bearing funding sources used to fund earning assets	(83,759)			(82,306)

Net noninterest-bearing funding sources	$67,677			$58,463

TOTAL ASSETS	$475,195			$430,990

(1)	Our average prime rate was 7.43% and 5.44% for the quarters ended March 31, 2006 and 2005, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 4.76% and 2.84% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

		Quarter
	ended March 31	,	%
(in millions)	2006	2005	Change

Service charges on deposit accounts	$623	$578	8%
Trust and investment fees:
Trust, investment and IRA fees	491	445	10
Commissions and all other fees	172	157	10

Total trust and investment fees	663	602	10
Card fees	384	326	18
Other fees:
Cash network fees	44	43	2
Charges and fees on loans	242	245	(1)
All other	202	165	22

Total other fees	488	453	8
Mortgage banking:
Servicing income, net	81	456	(82)
Net gains on mortgage loan origination/sales activities	273	293	(7)
All other	61	65	(6)

Total mortgage banking	415	814	(49)
Operating leases	201	208	(3)
Insurance	364	337	8
Trading assets	134	143	(6)
Net losses on debt securities available for sale	(35)	(4)	775
Net gains from equity investments	190	71	168
Net gains (losses) on sales of loans	3	(39)	—
Net gains on dispositions of operations	137	1	—
All other	118	146	(19)

Total	$3,685	$3,636	1

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2006, these assets totaled $808 billion, up 16% from $698 billion at March 31, 2005. Generally, trust, investment and IRA fees are based on the market value of the assets that are managed, administered, or both. The increase from 2005 was due to continued strong momentum in growth of separate account and mutual fund managed assets.
Also, we receive commissions and other fees for providing services to retail and discount brokerage customers. At March 31, 2006 and 2005, brokerage balances were $103 billion and $85 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.
Card fees increased 18% from first quarter 2005, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on these cards was up 29% from a year ago and average balances were up 12%.
Mortgage banking noninterest income was $415 million in first quarter 2006, compared with $814 million in the same period of 2005. The decrease of $399 million year over year was primarily due to lower servicing income resulting from changes in the valuation of our MSRs and related hedging gains and losses. With the adoption of FAS 156 in first quarter 2006 and measuring our residential MSRs at fair value, servicing income includes both changes in the fair value of MSRs during the period as well as changes in derivatives used to economically hedge the MSRs. Prior to adoption of FAS 156, servicing income included net derivative gains and losses (primarily the ineffective portion of the change in value of derivatives used to hedge MSRs under FAS 133), amortization and MSRs impairment, which are all influenced by both the level and direction of mortgage interest rates. First quarter 2006 net servicing income included a $184 million net MSRs valuation loss that was recorded to earnings ($522 million fair value gain less $706 million economic hedging loss), compared with a $271 million valuation allowance release (income) and an $85 million ineffective hedge gain in first quarter 2005. An additional $158 million ($101 million after tax) increase in the value of MSRs upon re-measurement to fair value under FAS 156 in 2006 was recorded as an adjustment to retained earnings in total stockholders’ equity.
Servicing fees increased to $747 million in first quarter 2006 from $570 million in first quarter 2005, due to growth in loans serviced for others. Our portfolio of loans serviced for others was $931 billion at March 31, 2006, up 29% from $724 billion at March 31, 2005.
Net losses on debt securities were $35 million in first quarter 2006, compared with $4 million in first quarter 2005. Net gains from equity investments were $190 million in first quarter 2006 and $71 million in first quarter 2005.
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
Net gains on dispositions in first quarter 2006 included a $127 million gain on the sale of Island Finance’s operations in Puerto Rico.

NONINTEREST EXPENSE

	Quarter
	ended March 31		,	%
(in millions)	2006	2005		Change

Salaries	$1,672	$1,480		13%
Incentive compensation	668	465		44
Employee benefits	589	547		8
Equipment	335	370		(9)
Net occupancy	336	404		(17)
Operating leases	161	158		2
Outside professional services	193	163		18
Contract services	132	139		(5)
Travel and entertainment	130	110		18
Outside data processing	104	106		(2)
Advertising and promotion	106	89		19
Postage	81	72		13
Telecommunications	70	72		(3)
Insurance	76	79		(4)
Stationery and supplies	51	45		13
Operating losses	62	78		(21)
Security	43	41		5
Core deposit intangibles	29	32		(9)
Charitable donations	17	22		(23)
Net gains from debt extinguishment	(2)	(1)		100
All other	221	221		—

Total	$5,074	$4,692		8

The 8% increase in noninterest expense was due primarily to the increase in salary, incentive compensation and benefit expense from an additional 5,000 full-time equivalent (FTE) team members, largely sales people, across our businesses, and the 2006 adoption of FAS 123R requiring the expensing of stock option grants. We recognized $52 million in stock option expense as incentive compensation for the first time in first quarter 2006, which included $33 million for the immediate expensing of stock options for retirement-eligible team members.

OPERATING SEGMENT RESULTS
Our lines of business for management reporting are Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 13 (Operating Segments) to Financial Statements.
Community Banking’s net income decreased 11% to $1.21 billion in first quarter 2006 from $1.35 billion in first quarter 2005, due to a decline in Home Mortgage net income. Net interest income increased 5% to $3.26 billion in first quarter 2006 from $3.09 billion in first quarter 2005, primarily due to growth in earning assets and deposits. Average loans were $190.4 billion in first quarter 2006, up 4% from $183.9 billion in first quarter 2005. Noninterest income in first quarter 2006 decreased $232 million, or 10%, from $2.38 billion in first quarter 2005, due primarily to lower mortgage banking revenue, partially offset by higher equity investment gains and higher deposit service charges and card fees.
Wholesale Banking’s net income increased 17% to $528 million in first quarter 2006 from $451 million in first quarter 2005. Revenue was $1,776 million, up 17% from $1,517 million in first quarter 2005, due to increased earning assets, a wider net interest margin, strong growth in the capital markets-related businesses, underwriting gains in the crop insurance business and additional revenue from the Secured Capital acquisition. Average loans increased 14% and average core deposits grew 1% from first quarter 2005. Noninterest expense increased 18% to $992 million in first quarter 2006 from $842 million in first quarter 2005, driven by staffing, merit and incentive increases and additional expenses from the Secured Capital acquisition.
Wells Fargo Financial’s net income increased to $280 million in first quarter 2006 from $52 million in first quarter 2005, driven by strong performance in auto and real estate lending, the sale of Island Finance’s operations in Puerto Rico and a decrease in the provision for credit losses. The sale included $636 million of receivables in Puerto Rico, about 1% of Wells Fargo Financial’s total receivables. Total revenue rose 25% in first quarter 2006, reaching $1.38 billion, compared with $1.11 billion in first quarter 2005. Net interest income increased $138 million, or 17%, to $934 million in first quarter 2006 from $796 million in first quarter 2005, due to growth in average loans. Average real estate secured receivables increased 35% to $19.7 billion and average auto finance receivables rose 21% to $22.4 billion. The provision for credit losses decreased by $148 million from first quarter 2005 to first quarter 2006, due to the $163 million charge in the first quarter 2005 to conform Wells Fargo Financial’s charge-off practices with FFIEC guidelines. Noninterest expense increased $65 million, or 10%, in first quarter 2006 from first quarter 2005, reflecting normal annual increases for employee compensation and benefit costs and other costs associated with business expansion and additional team members.
Segment results for prior periods have been revised due to the realignment of our automobile financing businesses into Wells Fargo Financial in third quarter 2005 and the realignment of our insurance business into Wholesale Banking in first quarter 2006, designed to leverage the expertise, systems and resources of the existing businesses.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At March 31, 2006, we held $50.3 billion of debt securities available for sale, compared with $40.9 billion at December 31, 2005, with a net unrealized gain of $269 million and $591 million for the same periods, respectively. We also held $875 million of marketable equity securities available for sale at March 31, 2006, and $900 million at December 31, 2005, with a net unrealized gain of $319 million and $342 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 6.0 years at March 31, 2006. Since 80% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.
The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2006	$40.0	$.1	5.4 yrs.
At March 31, 2006, assuming a 200 basis point:
Increase in interest rates	36.7	(3.2)	7.3 yrs.
Decrease in interest rates	41.5	1.6	1.9 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.
LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 8 and a comparative schedule of average loan balances is included in the table on page 10; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
Total loans at March 31, 2006, were $306.7 billion, compared with $290.6 billion at March 31, 2005, an increase of 6%. Commercial and commercial real estate loans increased $11.6 billion, or 12%, from first quarter 2005. Mortgages held for sale increased to $43.5 billion at March 31, 2006, from $38.7 billion a year ago, due to higher origination volume. Loans held for sale decreased to $629 million at March 31, 2006, from $1.8 billion at March 31, 2005, due to sales of auto loans.

DEPOSITS

	March 31	,	December 31	,	March 31	,
(in millions)	2006		2005		2005

Noninterest-bearing	$88,701		$87,712		$82,872
Interest-bearing checking	3,459		3,324		3,010
Market rate and other savings	136,605		134,811		129,039
Savings certificates	29,377		27,494		20,063

Core deposits	258,142		253,341		234,984
Other time deposits	33,317		46,488		28,145
Deposits in foreign offices	16,846		14,621		10,034

Total deposits	$308,305		$314,450		$273,163

Average core deposits increased $22.2 billion to $254.0 billion in first quarter 2006 from first quarter 2005, primarily due to growth in market rate and other savings and savings certificates.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2005 Form 10-K and Note 17 (Guarantees) to Financial Statements in this Report.
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

Nonaccrual Loans and Other Assets
The table below shows the comparative data for nonaccrual loans and other assets. We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off.
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER ASSETS

	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions)	2006	2005	2005

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$256	$286	$357
Other real estate mortgage	163	165	191
Real estate construction	21	31	51
Lease financing	31	45	59

Total commercial and commercial real estate	471	527	658
Consumer:
Real estate 1-4 family first mortgage	508	471	327
Real estate 1-4 family junior lien mortgage	190	144	101
Other revolving credit and installment	188	171	87

Total consumer	886	786	515
Foreign	37	25	23

Total nonaccrual loans (1)	1,394	1,338	1,196
As a percentage of total loans	.45%	.43%	.41%
Foreclosed assets:
GNMA loans (2)	227	—	—
Other	228	191	207
Real estate investments (3)	—	2	2

Total nonaccrual loans and other assets	$1,849	$1,531	$1,405

As a percentage of total loans	.60%	.49%	.48%

(1)	Includes impaired loans of $137 million, $190 million and $297 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K for further information on impaired loans.
(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed real estate securing GNMA loans has been classified as nonperforming. These assets are fully collectible because the corresponding GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(3)	Real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans. Real estate investments totaled $91 million, $84 million and $12 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $3,412 million, $3,606 million and $2,581 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. At March 31, 2006, December 31, 2005, and March 31, 2005, the total included $2,680 million, $2,923 million and $1,946 million, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2006		2005		2005

Commercial and commercial real estate:
Commercial	$17		$18		$24
Other real estate mortgage	4		13		26
Real estate construction	13		9		14

Total commercial and commercial real estate	34		40		64
Consumer:
Real estate 1-4 family first mortgage	92		103		108
Real estate 1-4 family junior lien mortgage	47		50		32
Credit card	158		159		146
Other revolving credit and installment	364		290		247

Total consumer	661		602		533
Foreign	37		41		38

Total	$732		$683		$635

Allowance for Credit Losses
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We assume that our allowance for credit losses as a percentage of charge-offs and nonaccrual loans will change at different points in time based on credit performance, loan mix and collateral values. The detail of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
We consider the allowance for credit losses of $4.03 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2006. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” in our 2005 Form 10-K.) Therefore, we

cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K.
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
Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
•	short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated — which could reduce portfolio income).
Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the value of MSRs, the value of the pension liability and other sources of earnings.
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2006, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months to a scenario in which the federal funds rate dropped 275 basis points to 2.00% and the Constant Maturity Treasury bond yield dropped 160 basis points to 3.25% over the same period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the twelve month simulation period, depending on the path of interest rates and on our MSRs hedging strategies. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2006, and December 31, 2005, are presented in Note 19 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
•	to convert a major portion of our long-term fixed-rate debt, which we issue to finance the Company, from fixed-rate payments to floating-rate payments by entering into receive-fixed swaps;
•	to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed-rate payments to floating-rate payments or vice versa; and
•	to hedge our mortgage origination pipeline, funded mortgage loans and MSRs using interest rate swaps, swaptions, futures, forwards and options.
Mortgage Banking Interest Rate Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing virtually all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. From time to time, we hold originated ARMs in portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of origination. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs as part of our corporate asset/liability management.
While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments used to economically hedge changes in the fair value of MSRs, and the value of derivative loan commitments extended to mortgage applicants.
Interest rates impact the amount and timing of origination and servicing fees because consumer demand for new mortgages and the level of refinancing activity are sensitive to changes in mortgage interest rates. Typically, a decline in mortgage interest rates will lead to an increase in mortgage originations and fees and may also lead to an increase in servicing fee income, depending on the level of new loans added to the servicing portfolio and prepayments. Given the time it takes for consumer behavior to fully react to interest rate changes, as well as the time required for processing a new application, providing the commitment, and securitizing and selling the loan, interest rate changes will impact origination and servicing fees with a lag. The amount and timing of the impact on origination and servicing fees will depend on the magnitude, speed and duration of the change in interest rates.

Under FAS 156, which we adopted effective January 1, 2006, we have elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the carrying value of MSRs is adjusted to fair value at the end of each quarter and changes are included in servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
We economically hedge the risk of changes in the fair value of residential MSRs with market-based free-standing derivative instruments, such as swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, and we also use securities available for sale. Changes in the fair value of these free-standing derivatives, based on quoted market prices, as well as changes in the fair value of MSRs determined by our valuation model, are both included in servicing income. Changes in fair value of securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in gains (losses) on debt securities available for sale.
A decline in interest rates increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives used to economically hedge MSRs). We typically do not fully economically hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” In a rising rate period, when the MSRs may not be fully economically hedged with derivatives, the change in the fair value of the MSRs that can be recaptured into income will typically — although not always — exceed the losses on any derivatives economically hedging the MSRs. Our servicing hedge somewhat underperformed the change in fair value of the MSRs in first quarter 2006, due to the unusual combination of rising rates, a flatter yield curve, lower option volatility and spread compression.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income in any accounting period.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes. For example, given the relatively high level of refinancing activity in recent years and the increase in interest rates during the same period, any significant increase in refinancing activity would likely occur only if rates drop substantially from year-end 2005 levels.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rated mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged.
The total carrying value of our residential and commercial MSRs was $13.9 billion at March 31, 2006, and $12.5 billion, net of a valuation allowance of $1.2 billion, at December 31, 2005. The weighted-average note rate on the owned servicing portfolio was 5.75% at March 31, 2006, and 5.72% at December 31, 2005. Our total MSRs were 1.50% of mortgage loans serviced for others at March 31, 2006, compared with 1.44% at December 31, 2005.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. Under FAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), these derivative loan commitments are recognized at fair value on the consolidated balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. Consistent with Emerging Issues Task Force No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, we record no value for the loan commitment at inception. Subsequent to inception, we recognize the fair value of the derivative loan commitment based on estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and on changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of that loan is affected primarily by changes in interest rates and the passage of time. The value of the MSRs is recognized only after the servicing asset has been contractually separated from the underlying loan by sale or securitization.
Outstanding derivative loan commitments expose us to the risk that the price of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize Treasury futures, forwards and options, Eurodollar futures and forward contracts to economically hedge the potential decreases in the values of the loans that could result from the exercise of the loan commitments. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments.
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives — transacted with customers or used to hedge capital market transactions with customers — are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2006, and December 31, 2005, are included in Note 19 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout first quarter 2006 was $12.5 million, with a lower bound of $11.1 million and an upper bound of $14.0 million.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1,603 million at March 31, 2006, compared with $1,537 million at December 31, 2005.
We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $875 million and cost was $556 million at March 31, 2006, compared with $900 million and $558 million, respectively, at December 31, 2005.
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
Liquidity And Funding
The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals and other cash commitments efficiently under both normal operating conditions and under unpredictable circumstances of industry or market stress. To achieve this objective, Corporate ALCO establishes and monitors liquidity guidelines that require sufficient asset-based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. We set these guidelines for both the consolidated balance sheet and for the Parent to ensure that the Parent is a source of strength for its regulated, deposit-taking banking subsidiaries.
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
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. In September 2003, Moody’s Investors Service rated Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rated the Company’s senior debt as “Aa1.” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings.
Parent. In July 2005, the Parent’s registration statement with the SEC for issuance of $30 billion in senior and subordinated notes, preferred stock and other securities became effective. During first quarter 2006, the Parent issued a total of $6.8 billion of registered senior notes, including $.9 billion (denominated in pounds sterling) sold primarily in the United Kingdom and $1.2 billion (denominated in Eurodollars) sold primarily in Europe. At March 31, 2006, the Parent’s remaining issuance capacity under its effective registration statements was $19.1 billion.

Also, in first quarter 2006, the Parent issued $.5 billion (denominated in Australian dollars) in private placements under the Parent’s Australian debt issuance program. We used the proceeds from securities issued in first quarter 2006 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time.
Wells Fargo Bank, N.A. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which it may issue up to $20 billion in short-term senior notes outstanding at any time and up to a total of $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During first quarter 2006, Wells Fargo Bank, N.A. issued $50 million in long-term senior notes. At March 31, 2006, the remaining long-term issuance authority was $6.7 billion.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $7.0 billion (Canadian) of issuance authority. During first quarter 2006, WFFCC issued $.5 billion (Canadian) in senior notes. At March 31, 2006, the remaining issuance capacity for WFFCC was $6.5 billion (Canadian). WFFI issued $.5 billion (U.S.) in private placements in March 2006.
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
From time to time our Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when our Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.
Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Exchange Act including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.

In 2005, the Board authorized the repurchase of up to 75 million additional shares of our outstanding common stock. During first quarter 2006, we repurchased approximately 10 million shares of our common stock. At March 31, 2006, the total remaining common stock repurchase authority under the 2005 authorizations was approximately 25 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In first quarter 2006, retained earnings increased $1.2 billion, predominantly resulting from net income of $2.0 billion and $.1 billion from the adoption of FAS 156 upon re-measurement of our residential MSRs to fair value, less dividends of $.9 billion. In first quarter 2006, we issued $590 million of common stock under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.
At March 31, 2006, the Company and each of our covered subsidiary banks were “well capitalized” under applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

RISK FACTORS
An investment in the Company has risk. In addition, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about:
•	the expected impact of expensing stock options on quarterly earnings per share for the remainder of 2006;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning, and other factors;
•	the extent to which changes in the fair value of derivative financial instruments will offset changes in the fair value of derivative loan commitments;
•	future short-term and long-term interest rate levels and their impact on net interest margin, net income, liquidity and capital;
•	the anticipated use of proceeds from the issuance of securities;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities;
•	future reclassification to earnings of deferred net gains on derivatives;
•	expected completion dates of pending business combinations and other acquisitions; and
•	the amount of contingent consideration payable in connection with certain acquisitions.
Refer to our 2005 Form 10-K, including “Risk Factors,” for information about factors that could cause our financial results and condition to vary significantly from period to period and/or cause us not to realize expectations for our future financial or business performance that we may express in forward-looking statements. The information in this Report, including the discussion below and under “Risk Management” in the Financial Review section, supplements, and in some cases modifies, the information in our 2005 Form 10-K.
Changes in interest rates could also reduce the value of our mortgage servicing rights and earnings.
We have a sizeable portfolio of mortgage servicing rights. A mortgage servicing right (MSR) is the right to service a mortgage loan — collect principal, interest, escrow amounts, etc. — for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. Effective January 1, 2006, upon adoption of FAS 156, we elected to initially measure and carry our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
Changes in interest rates can affect prepayment assumptions and thus fair value. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our MSRs can decrease. Each quarter we evaluate the fair value of our MSRs, and any decrease in fair value reduces earnings in the period in which the decrease occurs.

For more information, refer to “Critical Accounting Policies” and “Risk Management — Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate Risk” in the Financial Review section of this Report.
Our mortgage banking revenue can be volatile from quarter to quarter.
We earn revenue from fees we receive for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue we receive from loan originations. At the same time, revenue from our MSRs can increase, through increases in fair value. When rates fall, mortgage originations tend to increase and the value of our MSRs tends to decline, also with some offsetting revenue effect. Even though they can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time.
We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and the fact that we attempt to hedge any of the risk does not mean we will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.
For more information, refer to “Risk Management — Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate Risk” in the Financial Review section of this Report.
We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control (OFAC) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. Therefore, the establishment and maintenance of systems and procedures reasonably designed to ensure compliance cannot guarantee that we will be able to avoid a fine or penalty for noncompliance. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation (see “Negative publicity could damage our reputation” under “Risk Factors” in our 2005 Form 10-K) and could restrict the ability of institutional investment managers to invest in our securities.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2006, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2006	2005

INTEREST INCOME
Trading assets	$69	$44
Securities available for sale	663	456
Mortgages held for sale	609	430
Loans held for sale	11	112
Loans	6,110	4,780
Other interest income	70	51

Total interest income	7,532	5,873

INTEREST EXPENSE
Deposits	1,482	692
Short-term borrowings	270	149
Long-term debt	910	579

Total interest expense	2,662	1,420

NET INTEREST INCOME	4,870	4,453
Provision for credit losses	433	585

Net interest income after provision for credit losses	4,437	3,868

NONINTEREST INCOME
Service charges on deposit accounts	623	578
Trust and investment fees	663	602
Card fees	384	326
Other fees	488	453
Mortgage banking	415	814
Operating leases	201	208
Insurance	364	337
Net losses on debt securities available for sale	(35)	(4)
Net gains from equity investments	190	71
Other	392	251

Total noninterest income	3,685	3,636

NONINTEREST EXPENSE
Salaries	1,672	1,480
Incentive compensation	668	465
Employee benefits	589	547
Equipment	335	370
Net occupancy	336	404
Operating leases	161	158
Other	1,313	1,268

Total noninterest expense	5,074	4,692

INCOME BEFORE INCOME TAX EXPENSE	3,048	2,812
Income tax expense	1,030	956

NET INCOME	$2,018	$1,856

EARNINGS PER COMMON SHARE	$1.20	$1.09
DILUTED EARNINGS PER COMMON SHARE	$1.19	$1.08
DIVIDENDS DECLARED PER COMMON SHARE	$.52	$.48
Average common shares outstanding	1,679.2	1,695.4
Diluted average common shares outstanding	1,697.9	1,715.7

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2006	2005	2005

ASSETS
Cash and due from banks	$13,224	$15,397	$13,467
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,954	5,306	4,784
Trading assets	9,930	10,905	8,487
Securities available for sale	51,195	41,834	31,685
Mortgages held for sale	43,521	40,534	38,724
Loans held for sale	629	612	1,769
Loans	306,676	310,837	290,588
Allowance for loan losses	(3,845)	(3,871)	(3,783)

Net loans	302,831	306,966	286,805

Mortgage servicing rights:
Measured at fair value (residential MSRs beginning 2006)	13,800	—	—
Amortized	142	12,511	8,972
Premises and equipment, net	4,493	4,417	3,898
Goodwill	11,050	10,787	10,645
Other assets	36,659	32,472	26,407

Total assets	$492,428	$481,741	$435,643

LIABILITIES
Noninterest-bearing deposits	$88,701	$87,712	$82,872
Interest-bearing deposits	219,604	226,738	190,291

Total deposits	308,305	314,450	273,163
Short-term borrowings	21,350	23,892	24,451
Accrued expenses and other liabilities	36,312	23,071	22,649
Long-term debt	84,500	79,668	76,903

Total liabilities	450,467	441,081	397,166

STOCKHOLDERS’ EQUITY
Preferred stock	634	325	535
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	10,373	9,934	9,843
Retained earnings	31,750	30,580	27,512
Cumulative other comprehensive income	576	665	693
Treasury stock — 57,562,467 shares, 58,797,993 shares and 44,059,109 shares	(3,587)	(3,390)	(2,428)
Unearned ESOP shares	(679)	(348)	(572)

Total stockholders’ equity	41,961	40,660	38,477

Total liabilities and stockholders’ equity	$492,428	$481,741	$435,643

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders '
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2004	1,694,591,637	$270	$2,894	$9,806	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income
Net income					1,856				1,856
Other comprehensive income, net of tax:
Translation adjustments						(1)			(1)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $9 million of net gains included in net income						(292)			(292)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $20 million of net gains on cash flow hedges included in net income						36			36

Total comprehensive income									1,599
Common stock issued	6,505,126			(12)	(11)		352		329
Common stock repurchased	(10,400,245)						(623)		(623)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(7)				104	97
Preferred stock (97,203) converted to common shares	1,625,398	(97)		7			90		—
Common stock dividends					(815)				(815)
Tax benefit upon exercise of stock options				24					24
Other, net		(1)		1					—

Net change	(2,269,721)	265	—	37	1,030	(257)	(181)	(283)	611

BALANCE MARCH 31, 2005	1,692,321,916	$535	$2,894	$9,843	$27,512	$693	$(2,428)	$(572)	$38,477

BALANCE DECEMBER 31, 2005	1,677,583,032	$325	$2,894	$9,934	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	1,677,583,032	325	2,894	9,934	30,681	665	(3,390)	(348)	40,761

Comprehensive income
Net income					2,018				2,018
Other comprehensive income, net of tax:
Minimum pension liability adjustment						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $53 million of net gains included in net income						(205)			(205)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net gains on cash flow hedges included in net income						119			119

Total comprehensive income									1,929
Common stock issued	9,899,179			(16)	(75)		576		485
Common stock repurchased	(10,306,806)						(646)		(646)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(7)				112	105
Preferred stock (105,037) converted to common shares	1,643,153	(105)		9			96		—
Common stock dividends					(874)				(874)
Tax benefit upon exercise of stock options				52					52
Stock option compensation expense				52					52
Net change in deferred compensation and related plans				12			(12)		—
Reclassification of share-based plans				308			(211)		97

Net change	1,235,526	309	—	439	1,069	(89)	(197)	(331)	1,200

BALANCE MARCH 31, 2006	1,678,818,558	$634	$2,894	$10,373	$31,750	$576	$(3,587)	$(679)	$41,961

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2006	2005

Cash flows from operating activities:
Net income	$2,018	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	433	585
Reversal of provision for mortgage servicing rights in excess of fair value	—	(271)
Change in fair value of residential MSRs	45	—
Depreciation and amortization	540	1,053
Net gains on securities available for sale	(86)	(7)
Net gains on mortgage loan origination/sales activities	(273)	(293)
Other net losses (gains)	(144)	32
Preferred shares released to ESOP	105	97
Stock option compensation expense	52	—
Excess tax benefits related to stock option payments	(52)	—
Net decrease in trading assets	975	513
Net increase in deferred income taxes	206	461
Net increase in accrued interest receivable	(17)	(82)
Net increase in accrued interest payable	43	130
Originations of mortgages held for sale	(51,280)	(44,189)
Proceeds from sales of mortgages originated for sale	53,342	43,734
Principal collected on mortgages originated for sale	341	518
Net increase in loans originated for sale	(17)	(471)
Other assets, net	(2,753)	(1,339)
Other accrued expenses and liabilities, net	13,269	2,702

Net cash provided by operating activities	16,747	5,029

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	16,964	1,966
Prepayments and maturities	1,644	1,699
Purchases	(28,397)	(2,183)
Net cash acquired from (paid for) acquisitions	(266)	5
Increase in banking subsidiaries’ loan originations, net of collections	(8,841)	(4,900)
Proceeds from sales (including participations) of loans by banking subsidiaries	9,244	4,885
Purchases (including participations) of loans by banking subsidiaries	(1,562)	(3,136)
Principal collected on nonbank entities’ loans	5,909	5,489
Loans originated by nonbank entities	(6,908)	(7,731)
Proceeds from sales of foreclosed assets	140	117
Net decrease in federal funds sold, securities purchased under resale agreements and other short-term investments	370	236
Net increase in mortgage servicing rights	(813)	(1,021)
Other, net	(1,495)	(2,915)

Net cash used by investing activities	(14,011)	(7,489)

Cash flows from financing activities:
Net decrease in deposits	(6,216)	(1,695)
Net increase (decrease) in short-term borrowings	(2,542)	2,489
Proceeds from issuance of long-term debt	8,499	9,015
Long-term debt repayment	(3,646)	(5,680)
Proceeds from issuance of common stock	485	329
Common stock repurchased	(646)	(623)
Cash dividends paid on common stock	(874)	(815)
Excess tax benefits related to stock option payments	52	—
Other, net	(21)	4

Net cash provided (used) by financing activities	(4,909)	3,024

Net change in cash and due from banks	(2,173)	564
Cash and due from banks at beginning of quarter	15,397	12,903

Cash and due from banks at end of quarter	$13,224	$13,467

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$2,619	$1,550
Income taxes	90	461
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$14,546	$13,448
Net transfers from loans held for sale to loans	—	7,444
Transfers from loans to foreclosed assets	493	149

The accompanying notes are an integral part of these statements.

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
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period.
The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K. There have been no significant changes to these policies, except as discussed below for transfers and servicing of financial assets and stock-based compensation.
TRANSFERS AND SERVICING OF FINANCIAL ASSETS
We account for a transfer of financial assets as a sale when we surrender control of the transferred assets. Effective January 1, 2006, upon adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (FAS 156), servicing rights and other interests held resulting from the sale or securitization of loans we originate (asset transfers), are initially measured at fair value at the date of transfer. We recognize the rights to service mortgage loans for others, or mortgage servicing rights (MSRs), as assets whether we purchase the MSRs or the MSRs result from an asset transfer. We determine the fair value of servicing rights and other interests held at the date of transfer using the present value of estimated future net servicing income, using assumptions that market participants use in their estimates of values. We use quoted market prices when available to determine the value of other interests held. Gain or loss on sale of loans depends on (a) proceeds received and (b) the previous carrying amount of the financial assets transferred and any interests we continue to hold (such as interest-only strips) based on relative fair value at the date of transfer.

To determine the fair value of MSRs, we use a valuation model that calculates the present value of estimated future net servicing income. We use assumptions in the valuation model that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. This model is validated by an independent internal model validation group operating in accordance with a model valuation policy approved by the Corporate Asset/Liability Management Committee.
MSRs Measured at Fair Value
Effective January 1, 2006, upon adoption of FAS 156, we elected to initially measure and carry our MSRs related to residential mortgage loans (residential MSRs) using the fair value method. Under the fair value method, residential MSRs are carried on the balance sheet at fair value and the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection/realization of expected cash flows, are reported in earnings in the period in which the change occurs.
Effective January 1, 2006, upon the re-measurement of our residential MSRs at fair value, we recorded a cumulative-effect adjustment to the 2006 beginning balance of retained earnings of $101 million after tax ($158 million pre tax) in our Statement of Changes in Stockholders’ Equity.
Amortized MSRs
Amortized MSRs, which include commercial MSRs and, prior to January 1, 2006, residential MSRs, are carried at the lower of cost or market. These MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed monthly and is adjusted to reflect changes in prepayment speeds, as well as other factors.
At the end of each quarter, we evaluate amortized MSRs for possible impairment based on the difference between the carrying amount and current fair value, in accordance with FAS 156. To evaluate and measure impairment we stratify the portfolio based on certain risk characteristics, including loan type and note rate. If temporary impairment exists, we establish a valuation allowance through a charge to income for those risk stratifications with an excess of amortized cost over the current fair value. If we later determine that all or a portion of the temporary impairment no longer exists for a particular risk stratification, we will reduce the valuation allowance through an increase to income.
Under our policy, we evaluate other-than-temporary impairment of MSRs by considering both historical and projected trends in interest rates, pay off activity and whether the impairment could be recovered through interest rate increases. We recognize a direct write-down when we determine that the recoverability of a recorded valuation allowance is remote. A direct write-down permanently reduces the carrying value of the MSRs, while a valuation allowance (temporary impairment) can be reversed.
STOCK-BASED COMPENSATION
We have several stock-based employee compensation plans, which are more fully discussed in Note 10. Prior to January 1, 2006, we accounted for stock options and stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by FAS 123, Accounting for Stock-Based Compensation. Under this guidance, no stock option expense was recognized in our income statement for periods prior to January 1, 2006, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted FAS 123R, Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in first quarter 2006 includes; (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123, and (2) compensation cost for all share-based awards granted on or after January 1, 2006, including cost for retirement-eligible team members, which is immediately expensed upon grant, based on the grant date fair value estimated in accordance with FAS 123R. Results for prior periods have not been restated. In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by Financial Accounting Standards Board (FASB) Staff Position FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.
As a result of adopting FAS 123R on January 1, 2006, our income before income taxes of $3,048 million and net income of $2,018 million for first quarter 2006 was $52 million and $33 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for first quarter 2006 of $1.20 and $1.19, respectively, were both $.02 per share lower than if we had not adopted FAS 123R.
Prior to the adoption of FAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $52 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted FAS 123R.
Pro forma net income and earnings per common share information are provided in the following table as if we accounted for employee stock option plans under the fair value method of FAS 123 in first quarter 2005.

(in millions, except per share amounts)	Quarter ended March 31, 2005

Net income, as reported	$1,856
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(125)

Net income, pro forma	$1,731

Earnings per common share
As reported	$1.09
Pro forma	1.02
Diluted earnings per common share
As reported	$1.08
Pro forma	1.01

Stock options granted in our February 2005 grant, under our Long-Term Incentive Compensation Plan, fully vested upon grant, resulting in full recognition of stock-based compensation expense under the fair value method in the table above.
2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
Transactions completed in first quarter 2006 were:

(in millions)	Date	Assets

Secured Capital Corp / Secured Capital LLC, Los Angeles, California	January 18	$132
Martinius Corporation, Rogers, Minnesota	March 1	91

		$223

At March 31, 2006, we had two pending business combinations with total assets of approximately $235 million. We expect to complete these transactions in second quarter 2006.
3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2006		2005		2005

Federal funds sold and securities purchased under resale agreements	$3,445		$3,789		$2,763
Interest-earning deposits	904		847		1,376
Other short-term investments	605		670		645

Total	$4,954		$5,306		$4,784

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Mar. 31, 2006		Dec. 31, 2005		Mar. 31, 2005
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$931	$919	$845	$839	$935	$939
Securities of U.S. states and political subdivisions	2,923	3,040	3,048	3,191	3,343	3,492
Mortgage-backed securities:
Federal agencies	34,268	34,312	25,304	25,616	17,937	18,412
Private collateralized mortgage obligations (1)	5,628	5,730	6,628	6,750	4,784	4,849

Total mortgage-backed securities	39,896	40,042	31,932	32,366	22,721	23,261
Other	6,301	6,319	4,518	4,538	3,083	3,158

Total debt securities	50,051	50,320	40,343	40,934	30,082	30,850
Marketable equity securities	556	875	558	900	673	835

Total	$50,607	$51,195	$40,901	$41,834	$30,755	$31,685

(1)	Most of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Mar. 31,	Dec. 31,	Mar. 31	,
(in millions)	2006	2005	2005

Estimated unrealized gross gains	$792	$1,041	$1,043
Estimated unrealized gross losses	(204)	(108)	(113)

Estimated unrealized net gains	$588	$933	$930

The following table shows the realized net gains on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter ended March 31		,
(in millions)	2006	2005

Realized gross gains	$171	$113
Realized gross losses (1)	(85)	(106)

Realized net gains	$86	$7

(1)	Includes other-than-temporary impairment of nil for first quarter 2006 and $10 million for first quarter 2005.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,561 million, $3,918 million and $3,793 million, at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2006		2005		2005

Commercial and commercial real estate:
Commercial	$63,836		$61,552		$56,245
Other real estate mortgage	28,754		28,545		29,941
Real estate construction	14,308		13,406		9,392
Lease financing	5,402		5,400		5,121

Total commercial and commercial real estate	112,300		108,903		100,699
Consumer:
Real estate 1-4 family first mortgage	66,106		77,768		77,281
Real estate 1-4 family junior lien mortgage	61,115		59,143		53,867
Credit card	11,618		12,009		10,128
Other revolving credit and installment	49,295		47,462		44,250

Total consumer	188,134		196,382		185,526
Foreign	6,242		5,552		4,363

Total loans	$306,676		$310,837		$290,588

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2006		2005		2005

Impairment measurement based on:
Collateral value method	$111		$115		$198
Discounted cash flow method	26		75		99

Total (1)	$137		$190		$297

(1)	Includes $49 million, $56 million and $89 million of impaired loans with a related allowance of $11 million, $10 million and $17 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
The average recorded investment in impaired loans was $160 million for first quarter 2006 and $302 million for first quarter 2005.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2006	2005

Balance, beginning of period	$4,057	$3,950
Provision for credit losses	433	585
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(79)	(84)
Other real estate mortgage	(1)	(3)
Real estate construction	—	(5)
Lease financing	(9)	(10)

Total commercial and commercial real estate	(89)	(102)
Consumer:
Real estate 1-4 family first mortgage	(29)	(36)
Real estate 1-4 family junior lien mortgage	(34)	(33)
Credit card	(105)	(127)
Other revolving credit and installment	(322)	(350)

Total consumer	(490)	(546)
Foreign	(74)	(81)

Total loan charge-offs	(653)	(729)

Loan recoveries:
Commercial and commercial real estate:
Commercial	27	30
Other real estate mortgage	1	8
Real estate construction	1	—
Lease financing	6	5

Total commercial and commercial real estate	35	43
Consumer:
Real estate 1-4 family first mortgage	3	3
Real estate 1-4 family junior lien mortgage	8	6
Credit card	24	21
Other revolving credit and installment	129	63

Total consumer	164	93
Foreign	21	8

Total loan recoveries	220	144

Net loan charge-offs	(433)	(585)

Other	(32)	—

Balance, end of period	$4,025	$3,950

Components:
Allowance for loan losses	$3,845	$3,783
Reserve for unfunded credit commitments	180	167

Allowance for credit losses	$4,025	$3,950

Net loan charge-offs (annualized) as a percentage of average total loans	.56%	.83%
Allowance for loan losses as a percentage of total loans	1.25%	1.30%
Allowance for credit losses as a percentage of total loans	1.31	1.36

6. OTHER ASSETS
The components of other assets were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2006		2005		2005

Nonmarketable equity investments:
Private equity investments	$1,603		$1,537		$1,458
Federal bank stock	1,370		1,402		1,697
All other	2,054		2,151		2,025

Total nonmarketable equity investments(1)	5,027		5,090		5,180
Operating lease assets	3,391		3,414		3,530
Accounts receivable	14,066		11,606		4,050
Interest receivable	2,296		2,279		1,565
Core deposit intangibles	462		489		572
Foreclosed assets:
GNMA loans (2)	227		—		—
Other	228		191		207
Due from customers on acceptances	91		104		141
Other	10,871		9,299		11,162

Total other assets	$36,659		$32,472		$26,407

(1)	At March 31, 2006, December 31, 2005, and March 31, 2005, $3.1 billion, $3.1 billion and $3.3 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed assets included foreclosed real estate securing Government National Mortgage Association (GNMA) loans. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Such assets were included in accounts receivable at December 31, 2005, and March 31, 2005.
Income related to nonmarketable equity investments was:

	Quarter ended March 31		,
(in millions)	2006	2005

Net gains from private equity investments	$69	$60
Net losses from all other nonmarketable equity investments	(3)	(4)

Net gains from nonmarketable equity investments	$66	$56

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	March 31				,
	2006		2005
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
Mortgage servicing rights, before valuation allowance (1):
Residential	$—	$—	$20,068	$9,876
Commercial	194	52	105	31
Core deposit intangibles	2,370	1,908	2,423	1,851
Credit card and other intangibles	568	325	568	309

Total intangible assets	$3,132	$2,285	$23,164	$12,067

Mortgage servicing rights (fair value) (1)	$13,800		$—
Trademark	14		14

(1)	Prior to 2006, amortized intangible assets included both residential and commercial MSRs. Effective January 1, 2006, upon adoption of FAS 156, residential MSRs are measured at fair value and are no longer amortized. See Note 15 for additional information on MSRs.
As of March 31, 2006, the current year and estimated future amortization expense for intangible assets was:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Three months ended March 31, 2006 (actual)	$29	$17	$46

Estimate for year ended December 31,
2006	$112	$74	$186
2007	101	67	168
2008	93	51	144
2009	86	45	131
2010	77	41	118
2011	19	35	54

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at March 31, 2006. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2004	$7,291	$3,037	$353	$10,681

Reduction in goodwill related to divested business	(31)	—	—	(31)
Revision in goodwill related to business combinations	—	(5)	—	(5)

March 31, 2005	$7,260	$3,032	$353	$10,645

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations (including contingent payments)	11	252	—	263
Realignment of businesses (primarily insurance)	(19)	19	—	--

March 31, 2006	$7,366	$3,318	$366	$11,050

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

March 31, 2005	$3,393	$1,091	$364	$5,797	$10,645
March 31, 2006	$3,519	$1,368	$366	$5,797	$11,050

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2006		2005		2005		2006		2005		2005		Minimum	Maximum
ESOP Preferred Stock (1):
2006	315,963		—		—		$316		$—		$—		10.75%	11.75%
2005	95,184		102,184		270,737		95		102		271		9.75	10.75
2004	74,880		74,880		84,480		75		75		84		8.50	9.50
2003	52,643		52,643		60,513		53		53		61		8.50	9.50
2002	39,754		39,754		46,694		40		40		47		10.50	11.50
2001	28,263		28,263		34,279		28		28		34		10.50	11.50
2000	19,282		19,282		24,362		19		19		24		11.50	12.50
1999	6,368		6,368		8,722		6		6		9		10.30	11.30
1998	1,953		1,953		2,985		2		2		3		10.75	11.75
1997	136		136		2,206		—		—		2		9.50	10.50
1996	—		—		382		—		—		—		8.50	9.50

Total ESOP Preferred Stock	634,426		325,463		535,360		$634		$325		$535

Unearned ESOP shares (2)							$(679)		$(348)		$(572)

(1)	Liquidation preference $1,000.

(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. COMMON STOCK PLANS
We offer several stock-based employee compensation plans, which are described below. Effective January 1, 2006, we adopted FAS 123R, Share-Based Payment, using the “modified prospective” transition method. FAS 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted share rights (RSRs), based on the fair value of the award on the grant date. The cost is normally recognized in our income statement over the vesting period of the award; awards with graded vesting are expensed on a straight-line method. Awards to retirement-eligible employees are subject to immediate expensing upon grant. Total stock option compensation expense was $52 million in first quarter 2006, with a related recognized tax benefit of $19 million. Stock option expense is based on the fair value of the awards at the date of grant and includes expense for awards granted in 2006 and expense for the unvested portion of awards granted prior to January 1, 2006. Prior to January 1, 2006, we did not record any compensation expense for stock options.
EMPLOYEE STOCK PLANS
Long-Term Incentive Compensation Plans Our stock incentive plans provide for awards of incentive and nonqualified stock options, stock appreciation rights, restricted shares, RSRs, performance awards and stock awards without restrictions. Options must have an exercise price at or above fair market value (as defined in the plan) of the stock at the date of grant (except for substitute or replacement options granted in connection with mergers or other acquisitions) and a term of no more than 10 years. Options granted in 2003 and prior generally become exercisable over three years from the date of grant. Options granted in 2004 and the beginning of 2005 generally were fully vested upon grant. Options granted in 2006 generally become exercisable over three years from the date of grant. Except as otherwise permitted under the plan, if employment is ended for reasons other than retirement, permanent disability or death, the option period is reduced or the options are canceled.
Options granted prior to 2004 may include the right to acquire a “reload” stock option. If an option contains the reload feature and if a participant pays all or part of the exercise price of the option with shares of stock purchased in the market or held by the participant for at least six months, upon exercise of the option, the participant is granted a new option to purchase, at the fair market value of the stock as of the date of the reload, the number of shares of stock equal to the sum of the number of shares used in payment of the exercise price and a number of shares with respect to related statutory minimum withholding taxes. A new grant is issued upon the exercise of a reload option; reload grants are expensed immediately under FAS 123R beginning in 2006.
Holders of RSRs are entitled to the related shares of common stock at no cost generally over three to five years after the RSRs were granted. Holders of RSRs generally are entitled to receive cash payments equal to the cash dividends that would have been paid had the RSRs been issued and outstanding shares of common stock. Except in limited circumstances, RSRs are canceled when employment ends.
The compensation expense for RSRs equals the quoted market price of the related stock at the date of grant and is accrued over the vesting period. Total compensation expense for RSRs was less than $1 million in both first quarter 2006 and 2005.

For various acquisitions and mergers since 1992, we converted employee and director stock options of acquired or merged companies into stock options to purchase our common stock based on the terms of the original stock option plan and the agreed-upon exchange ratio.
Broad-Based Plans In 1996, we adopted the PartnerShares® Stock Option Plan, a broad-based employee stock option plan. It covers full- and part-time employees who generally were not included in the long-term incentive compensation plans described above. At March 31, 2006, there were 4,022,103 shares available for grant. The exercise date of options granted under the PartnerShares Plan is the earlier of (1) five years after the date of grant or (2) when the quoted market price of the stock reaches a predetermined price. These options generally expire 10 years after the date of grant. No options have been granted under the PartnerShares Plans since 2002. Because the exercise price of each PartnerShares grant has been equal to or higher than the quoted market price of our common stock at the date of grant, we did not recognize any compensation expense in 2005 and prior years. In 2006, under FAS 123R, we began to recognize expense related to these grants, based on the remaining vesting period.
DIRECTOR PLANS
We provide a stock award to non-employee directors as part of their annual retainer under our director plans. We also provide annual grants of options to purchase common stock to each non-employee director elected or re-elected at the annual meeting of stockholders. The options can be exercised after six months and through the tenth anniversary of the grant date.

The table below summarizes stock option activity and related information for first quarter 2006.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic value
	Number	price	term (in yrs.)	(in millions)

Long-Term Incentive Compensation Plans
Options outstanding as of December 31, 2005	110,591,112	$49.65
First quarter 2006:
Granted	19,047,471	64.45
Canceled or forfeited	(65,689)	54.88
Exercised	(5,363,340)	44.18

Options outstanding as of March 31, 2006	124,209,554	52.15	6.42	$1,467

As of March 31, 2006:
Options exercisable and expected to be exercisable (1)	123,135,066	52.04	6.39	1,467
Options exercisable	104,803,912	49.98	5.80	1,457
Broad-Based Plans
Options outstanding as of December 31, 2005	24,492,761	$45.51
First quarter 2006:
Canceled or forfeited	(352,200)	49.80
Exercised	(1,659,209)	42.09

Options outstanding as of March 31, 2006	22,481,352	45.69	4.68	$409

As of March 31, 2006:
Options exercisable and expected to be exercisable (1)	21,427,178	45.46	4.62	395
Options exercisable	12,805,777	42.14	3.71	278
Director Plans
Options outstanding as of December 31, 2005	389,514	$48.67
First quarter 2006:
Granted	580	64.49
Exercised	(21,922)	31.68

Options outstanding as of March 31, 2006	368,172	49.70	5.75	$5

As of March 31, 2006:
Options exercisable and expected to be exercisable (1)	368,172	49.70	5.75	5
Options exercisable	367,592	49.68	5.74	5

(1)	Options outstanding less estimated forfeitures.
As of March 31, 2006, there was $138 million of unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.
The total intrinsic value of options exercised during first quarter 2006 and 2005 was $142 million and $64 million, respectively.
Cash received from the exercise of options for first quarter 2006 and 2005 was $295 million and $123 million, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $52 million and $24 million, respectively, for first quarter 2006 and 2005.

We do not have a specific policy on repurchasing shares to satisfy share option exercises. Rather, we have a general policy on repurchasing shares to meet common stock issuance requirements for our benefit plans (including share option exercises), conversion of its convertible securities, acquisitions, and other corporate purposes. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.
Effective with the adoption of FAS 123R, the fair value of each option award granted on or after January 1, 2006, is estimated using a Black-Scholes valuation model. The expected term of options granted is based on the historical exercise behavior of full-term options. Our expected volatilities are based on a combination of the historical volatility of our common stock and implied volatilities for traded options on our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rates are based on a period commensurate with our expected term. The expected dividend is based on the current dividend, our historical pattern of dividend increases and the current market price of our stock.
Prior to the adoption of FAS 123R, we also used a Black-Scholes option valuation model to estimate the fair value of options granted for the pro forma disclosures of net income and earnings per common share that were required by FAS 123.
Effective with the adoption of FAS 123R, we changed our method of estimating our volatility assumption. Prior to 2006, we used a volatility based on historical stock price changes. Effective January 1, 2006, we used a volatility based on a combination of historical stock price changes and implied volatilities of traded options as both volatilities are relevant in estimating our expected volatility.
The following table presents the weighted-average per share fair value of options granted and the assumptions used, based on a Black-Scholes option valuation model.

	Quarter ended March 31	,
	2006	2005

Per share fair value of options granted:
Long-Term Incentive Compensation Plans	$8.34	$7.66
Director Plans (1)	8.26	—
Expected volatility	16.8%	16.5%
Expected dividends	3.5	3.4
Expected term (in years)	4.6	4.4
Risk-free interest rate	4.3%	4.0%

(1)	No options were granted under Director Plans in first quarter 2005.

A summary of the status of our RSRs at March 31, 2006, and changes during first quarter 2006 is in the following table:

		Weighted-average grant-date
	Number	fair value

Nonvested at January 1, 2006	106,183	$53.83
Vested	(3,540)	45.24

Nonvested at March 31, 2006	102,643	54.13

The weighted-average grant-date fair value of RSRs granted during first quarter 2005 was $59.81. No RSRs were granted during first quarter 2006. At March 31, 2006, there was $2 million of total unrecognized compensation cost related to nonvested RSRs. The cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of RSRs that vested during first quarter 2006 was $227 thousand; no RSRs vested during first quarter 2005.

11. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
We expect that we will not be required to make a minimum contribution in 2006 for the Cash Balance Plan. The maximum we can contribute in 2006 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2006 to the Cash Balance Plan.
The net periodic benefit cost for first quarter 2006 and 2005 was:

	Quarter ended March 31						,
	2006			2005
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$62	$4	$4	$52	$5	$5
Interest cost	56	4	10	55	3	11
Expected return on plan assets	(105)	—	(8)	(98)	—	(6)
Recognized net actuarial loss (1)	14	2	2	17	1	2
Amortization of prior service cost	—	—	(1)	(1)	(1)	—

Net periodic benefit cost	$27	$10	$7	$25	$8	$12

(1)	Net actuarial loss is generally amortized over five years.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2006	2005

Net income (numerator)	$2,018	$1,856

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,679.2	1,695.4

Per share	$1.20	$1.09

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,679.2	1,695.4
Add: Stock options	18.6	20.0
Restricted share rights	.1	.3

Diluted average common shares outstanding (denominator)	1,697.9	1,715.7

Per share	$1.19	$1.08

In first quarter 2006 and 2005, options to purchase 19.6 million and 2.6 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

13. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect the realignment of our automobile financing businesses into Wells Fargo Financial in third quarter 2005 and the realignment of our insurance business into Wholesale Banking in first quarter 2006, segment results for prior periods have been revised.
The Community Banking Group offers a complete line of banking and diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, securities brokerage through affiliates and venture capital financing. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds, as well as personal trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts and credit and debit card processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.
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
The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income and equity sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance and investment banking services. Wholesale Banking manages and administers institutional investments, employee benefit trusts and mutual funds, including the Wells Fargo Advantage Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.
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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company

Quarter ended March 31,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (1)	$3,256	$3,091	$680	$566	$934	$796	$4,870	$4,453
Provision (reversal of provision) for credit losses	189	187	(2)	4	246	394	433	585
Noninterest income	2,143	2,375	1,096	951	446	310	3,685	3,636
Noninterest expense	3,387	3,220	992	842	695	630	5,074	4,692

Income before income tax expense	1,823	2,059	786	671	439	82	3,048	2,812
Income tax expense	613	706	258	220	159	30	1,030	956

Net income	$1,210	$1,353	$528	$451	$280	$52	$2,018	$1,856

Average loans	$190.4	$183.9	$67.6	$59.5	$53.1	$43.9	$311.1	$287.3
Average assets (2)	314.8	289.8	95.9	85.7	58.7	49.7	475.2	431.0
Average core deposits	228.0	206.2	25.9	25.6	.1	—	254.0	231.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.

(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for both first quarter 2006 and 2005.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities (VIEs), substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $3.0 billion and $2.5 billion in total assets at March 31, 2006, and December 31, 2005, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $2.7 billion and $2.9 billion in total assets at March 31, 2006, and December 31, 2005, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $1.3 billion and $870 million at March 31, 2006, and December 31, 2005, respectively, predominantly representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

15. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
Effective January 1, 2006, upon adoption of FAS 156, we re-measured our residential mortgage servicing rights (MSRs) at fair value and recognized a pre-tax adjustment of $158 million to residential MSRs and recorded a corresponding cumulative effect adjustment of $101 million (after tax) to the 2006 beginning balance of retained earnings in our Statement of Changes in Stockholders’ Equity. The table below reconciles the December 31, 2005, and the January 1, 2006, balance of MSRs.

	Residential	Commercial	Total
(in millions)	MSRs	MSRs	MSRs

Balance at December 31, 2005	$12,389	$122	$12,511
Re-measurement upon adoption of FAS 156	158	—	158

Balance at January 1, 2006	$12,547	$122	$12,669

The changes in residential MSRs measured using the fair value method were:

(in millions)	Quarter ended March 31, 2006

Fair value, beginning of quarter	$12,547
Purchases	219
Servicing from securitizations or asset transfers	989
Changes in fair value:
Due to change in valuation model inputs or assumptions (1)	522
Other changes in fair value (2)	(477)

Fair value, end of quarter	$13,800

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended March 31	,
(in millions)	2006	2005

Balance, beginning of quarter	$122	$9,466
Purchases (1)	25	535
Servicing from securitizations or asset transfers (1)	—	385
Amortization	(5)	(470)
Other (includes changes due to hedging)	—	350

Balance, end of quarter	$142	$10,266

Valuation allowance:
Balance, beginning of quarter	$—	$1,565
Reversal of provision for MSRs in excess of fair value	—	(271)

Balance, end of quarter	$—	$1,294

Amortized MSRs, net	$142	$8,972

Fair value of amortized MSRs:
Beginning of quarter	$146	$7,913
End of quarter	205	8,989

(1)	Based on March 31, 2006, assumptions, the weighted-average amortization period for MSRs added during the quarter was approximately 9.8 years.
The components of our managed servicing portfolio were:

	March 31		,
(in billions)	2006	2005

Loans serviced for others (1)	$931	$724
Owned loans serviced (2)	110	116

Total owned servicing	1,041	840
Sub-servicing	25	33

Total managed servicing portfolio	$1,066	$873

Ratio of MSRs to related loans serviced for others	1.50%	1.24%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.

(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.

The components of mortgage banking noninterest income were:

	Quarter ended March 31		,
(in millions)	2006	2005

Servicing income, net:
Servicing fees (1)	$747	$570
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	522	—
Other changes in fair value (3)	(477)	—
Amortization	(5)	(470)
Reversal of provision for MSRs in excess of fair value	—	271
Net derivative gains (losses):
Fair value accounting hedges (4)	—	85
Economic hedges (5)	(706)	—

Total servicing income, net	81	456
Net gains on mortgage loan origination/sales activities	273	293
All other	61	65

Total mortgage banking noninterest income	$415	$814

Market-related valuation changes to MSRs, net of hedge results (2) + (5)	$(184)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Results related to MSRs fair value hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), consist of gains and losses excluded from the evaluation of hedge effectiveness and the ineffective portion of the change in the value of these derivatives. Gains and losses excluded from the evaluation of hedge effectiveness are those caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time). See Note 19 — Fair Value Hedges for additional discussion and detail.

(5)	Represents results from free-standing derivatives used to economically hedge the risk of changes in fair value of MSRs. See Note 19 — Free-Standing Derivatives for additional discussion and detail.

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (see Note 13) consists of WFFI and other affiliated consumer finance entities managed by WFFI that are included within other consolidating subsidiaries in the following tables.
Condensed Consolidating Statement of Income

	Quarter ended March 31, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$595	$—	$—	$(595)	$—
Nonbank	5	—	—	(5)	—
Interest income from loans	—	1,290	4,829	(9)	6,110
Interest income from subsidiaries	754	—	—	(754)	—
Other interest income	28	23	1,371	—	1,422

Total interest income	1,382	1,313	6,200	(1,363)	7,532

Deposits	—	—	1,482	—	1,482
Short-term borrowings	109	94	272	(205)	270
Long-term debt	706	408	147	(351)	910

Total interest expense	815	502	1,901	(556)	2,662

NET INTEREST INCOME	567	811	4,299	(807)	4,870
Provision for credit losses	—	272	161	—	433

Net interest income after provision for credit losses	567	539	4,138	(807)	4,437

NONINTEREST INCOME
Fee income — nonaffiliates	—	64	2,094	—	2,158
Other	(23)	66	1,499	(15)	1,527

Total noninterest income	(23)	130	3,593	(15)	3,685

NONINTEREST EXPENSE
Salaries and benefits	33	285	2,611	—	2,929
Other	(2)	211	2,158	(222)	2,145

Total noninterest expense	31	496	4,769	(222)	5,074

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	513	173	2,962	(600)	3,048
Income tax expense (benefit)	(34)	64	1,000	—	1,030
Equity in undistributed income of subsidiaries	1,471	—	—	(1,471)	—

NET INCOME	$2,018	$109	$1,962	$(2,071)	$2,018

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,750	$—	$—	$(2,750)	$—
Nonbank	105	—	—	(105)	—
Interest income from loans	—	1,001	3,779	—	4,780
Interest income from subsidiaries	434	—	—	(434)	—
Other interest income	28	34	1,031	—	1,093

Total interest income	3,317	1,035	4,810	(3,289)	5,873

Deposits	—	—	692	—	692
Short-term borrowings	50	33	180	(114)	149
Long-term debt	369	308	132	(230)	579

Total interest expense	419	341	1,004	(344)	1,420

NET INTEREST INCOME	2,898	694	3,806	(2,945)	4,453
Provision for credit losses	—	350	235	—	585

Net interest income after provision for credit losses	2,898	344	3,571	(2,945)	3,868

NONINTEREST INCOME
Fee income — nonaffiliates	—	54	1,905	—	1,959
Other	24	47	1,638	(32)	1,677

Total noninterest income	24	101	3,543	(32)	3,636

NONINTEREST EXPENSE
Salaries and benefits	30	241	2,221	—	2,492
Other	37	181	2,104	(122)	2,200

Total noninterest expense	67	422	4,325	(122)	4,692

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,855	23	2,789	(2,855)	2,812
Income tax expense (benefit)	(17)	8	965	—	956
Equity in undistributed income of subsidiaries	(1,016)	—	—	1,016	—

NET INCOME	$1,856	$15	$1,824	$(1,839)	$1,856

Condensed Consolidating Balance Sheet

	March 31, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,366	$196	$14	$(15,576)	$—
Nonaffiliates	75	273	17,830	—	18,178
Securities available for sale	847	1,768	48,586	(6)	51,195
Mortgages and loans held for sale	—	25	44,125	—	44,150
Loans	1	46,026	261,535	(886)	306,676
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	45,118	330	—	(45,448)	—
Allowance for loan losses	—	(1,326)	(2,519)	—	(3,845)

Net loans	48,519	45,030	259,016	(49,734)	302,831

Investments in subsidiaries:
Bank	38,451	—	—	(38,451)	—
Nonbank	4,595	—	—	(4,595)	—
Other assets	7,100	1,290	68,908	(1,224)	76,074

Total assets	$114,953	$48,582	$438,479	$(109,586)	$492,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$323,880	$(15,575)	$308,305
Short-term borrowings	68	7,476	25,717	(11,911)	21,350
Accrued expenses and other liabilities	3,310	1,158	33,836	(1,992)	36,312
Long-term debt	65,230	37,343	14,707	(32,780)	84,500
Indebtedness to subsidiaries	4,384	—	—	(4,384)	—

Total liabilities	72,992	45,977	398,140	(66,642)	450,467
Stockholders’ equity	41,961	2,605	40,339	(42,944)	41,961

Total liabilities and stockholders’ equity	$114,953	$48,582	$438,479	$(109,586)	$492,428

Condensed Consolidating Balance Sheet

	March 31, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$11,014	$170	$—	$(11,184)	$—
Nonaffiliates	220	487	17,544	—	18,251
Securities available for sale	1,403	1,827	28,460	(5)	31,685
Mortgages and loans held for sale	—	149	40,344	—	40,493
Loans	1	35,449	255,138	—	290,588
Loans to subsidiaries:
Bank	1,700	—	—	(1,700)	—
Nonbank	39,377	872	—	(40,249)	—
Allowance for loan losses	—	(949)	(2,834)	—	(3,783)

Net loans	41,078	35,372	252,304	(41,949)	286,805

Investments in subsidiaries:
Bank	34,033	—	—	(34,033)	—
Nonbank	4,304	—	—	(4,304)	—
Other assets	6,265	846	52,767	(1,469)	58,409

Total assets	$98,317	$38,851	$391,419	$(92,944)	$435,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$284,347	$(11,184)	$273,163
Short-term borrowings	57	6,343	31,075	(13,024)	24,451
Accrued expenses and other liabilities	2,984	1,317	20,631	(2,283)	22,649
Long-term debt	54,087	28,785	19,580	(25,549)	76,903
Indebtedness to subsidiaries	2,712	—	(14)	(2,698)	—

Total liabilities	59,840	36,445	355,619	(54,738)	397,166
Stockholders’ equity	38,477	2,406	35,800	(38,206)	38,477

Total liabilities and stockholders’ equity	$98,317	$38,851	$391,419	$(92,944)	$435,643

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(134)	$263	$16,618	$16,747

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	50	140	16,774	16,964
Prepayments and maturities	1	43	1,600	1,644
Purchases	(5)	(201)	(28,191)	(28,397)
Net cash paid for acquisitions	—	—	(266)	(266)
Increase in banking subsidiaries’ loan originations, net of collections	—	(309)	(8,532)	(8,841)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	9,194	9,244
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(1,360)	(1,562)
Principal collected on nonbank entities’ loans	—	4,994	915	5,909
Loans originated by nonbank entities	—	(6,165)	(743)	(6,908)
Net repayments from (advances to) nonbank entities	1,593	—	(1,593)	—
Capital notes and term loans made to subsidiaries	(2,905)	—	2,905	—
Principal collected on notes/loans made to subsidiaries	829	—	(829)	—
Net decrease (increase) in investment in subsidiaries	(2)	—	2	—
Other, net	—	624	(2,422)	(1,798)

Net cash used by investing activities	(439)	(1,026)	(12,546)	(14,011)

Cash flows from financing activities:
Net decrease in deposits	—	—	(6,216)	(6,216)
Net increase (decrease) in short-term borrowings	396	(1,529)	(1,409)	(2,542)
Proceeds from issuance of long-term debt	7,328	3,580	(2,409)	8,499
Long-term debt repayment	(1,521)	(1,296)	(829)	(3,646)
Proceeds from issuance of common stock	485	—	—	485
Common stock repurchased	(646)	—	—	(646)
Cash dividends paid on common stock	(874)	—	—	(874)
Excess tax benefits related to stock option payments	52	—	—	52
Other, net	—	3	(24)	(21)

Net cash provided (used) by financing activities	5,220	758	(10,887)	(4,909)

Net change in cash and due from banks	4,647	(5)	(6,815)	(2,173)
Cash and due from banks at beginning of quarter	10,794	474	4,129	15,397

Cash and due from banks at end of quarter	$15,441	$469	$(2,686)	$13,224

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,913	$561	$2,555	$5,029

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	47	24	1,895	1,966
Prepayments and maturities	25	46	1,628	1,699
Purchases	(76)	(83)	(2,024)	(2,183)
Net cash acquired from acquisitions	—	—	5	5
Increase in banking subsidiaries’ loan originations, net of collections	—	—	(4,900)	(4,900)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	4,885	4,885
Purchases (including participations) of loans by banking subsidiaries	—	—	(3,136)	(3,136)
Principal collected on nonbank entities’ loans	—	5,403	86	5,489
Loans originated by nonbank entities	—	(7,719)	(12)	(7,731)
Net advances to nonbank entities	(1,905)	—	1,905	—
Capital notes and term loans made to subsidiaries	(2,505)	—	2,505	—
Principal collected on notes/loans made to subsidiaries	401	—	(401)	—
Net decrease (increase) in investment in subsidiaries	148	—	(148)	—
Other, net	—	(25)	(3,558)	(3,583)

Net cash used by investing activities	(3,865)	(2,354)	(1,270)	(7,489)

Cash flows from financing activities:
Net decrease in deposits	—	—	(1,695)	(1,695)
Net increase in short-term borrowings	619	681	1,189	2,489
Proceeds from issuance of long-term debt	5,771	1,743	1,501	9,015
Long-term debt repayment	(1,814)	(456)	(3,410)	(5,680)
Proceeds from issuance of common stock	329	—	—	329
Common stock repurchased	(623)	—	—	(623)
Cash dividends paid on common stock	(815)	—	—	(815)
Other, net	—	—	4	4

Net cash provided (used) by financing activities	3,467	1,968	(2,411)	3,024

Net change in cash and due from banks	1,515	175	(1,126)	564
Cash and due from banks at beginning of quarter	9,719	482	2,702	12,903

Cash and due from banks at end of quarter	$11,234	$657	$1,576	$13,467

17. GUARANTEES
We provide significant guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We will be required to make payment if a customer defaults. Standby letters of credit were $11.2 billion at March 31, 2006, and $10.9 billion at December 31, 2005, including financial guarantees of $6.6 billion and $6.4 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $2.3 billion at March 31, 2006, and $2.1 billion at December 31, 2005. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $818 million at March 31, 2006, and $761 million at December 31, 2005.
We enter into indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, securities lending, acquisition agreements, and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements is not fully determinable.
We write options, floors and caps. We exercise options when it is to our benefit. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $767 million at March 31, 2006, and $563 million at December 31, 2005. The aggregate written floors and caps liability was $143 million and $169 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $48.5 billion at March 31, 2006, and $45.5 billion at December 31, 2005, and the aggregate notional value related to written floors and caps was $17.2 billion and $24.3 billion, respectively. We offset substantially all options written to customers with purchased options and other derivatives.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a $5 million liability at March 31, 2006, and a $6 million liability at December 31, 2005. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.8 billion and $2.7 billion based on notional value at March 31, 2006, and December 31, 2005, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at March 31, 2006, and December 31, 2005. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At March 31, 2006, and December 31, 2005, the amount of contingent consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 23 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable. However, our exposure under most of the agreements can be quantified and for those agreements our exposure was contractually limited to an aggregate liability of approximately $105 million at March 31, 2006, and $110 million at December 31, 2005.

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $4.2 billion at March 31, 2006. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of March 31, 2006:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$45.3	11.49%	≥	$31.6	≥	8.00%
Wells Fargo Bank, N.A.	35.2	10.91	≥	25.8	≥	8.00		≥	$32.3	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$32.8	8.30%	≥	$15.8	≥	4.00%
Wells Fargo Bank, N.A.	25.8	7.98	≥	12.9	≥	4.00		≥	$19.4	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$32.8	7.13%	≥	$18.4	≥	4.00	%(1)
Wells Fargo Bank, N.A.	25.8	6.67	≥	15.4	≥	4.00	(1)	≥	$19.3	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2006, Wells Fargo Bank, N.A. met these requirements.

19. DERIVATIVES
Fair Value Hedges
For periods prior to January 1, 2006, we used derivatives, such as interest rate swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, as fair value hedges to manage the risk of changes in the fair value of residential MSRs and other interests held. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) were excluded from the evaluation of hedge effectiveness, but were reflected in earnings. Upon adoption of FAS 156, derivatives used to hedge our residential MSRs are no longer accounted for as fair value hedges under FAS 133. Net derivative gains and losses related to our residential mortgage servicing activities are included in “Servicing income, net” in Note 15.
We use derivatives, such as Treasury and LIBOR futures and swaptions, to hedge changes in fair value due to changes in interest rates of our commercial real estate mortgages and franchise loans held for sale. The ineffective portion of these fair value hedges is recorded as part of mortgage banking noninterest income in the income statement. We also enter into interest rate swaps, designated as fair value hedges, to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates. In addition, we enter into cross-currency swaps and cross-currency interest rate swaps to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated debt. The ineffective portion of these fair value hedges is recorded as part of interest expense in the income statement. For commercial real estate, long-term debt and foreign currency hedges, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
At March 31, 2006, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use derivatives, such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts, to hedge forecasted sales of mortgage loans. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of March 31, 2006, all designated cash flow hedges continued to qualify as cash flow hedges.
At March 31, 2006, we expected that $112 million of deferred net gains on derivatives in other comprehensive income will be reclassified as earnings during the next twelve months, compared with $28 million of deferred net gains at March 31, 2005. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of one year for hedges converting floating-rate loans to fixed rates, 10 years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.

The following table provides derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended March 31	,
(in millions)	2006	2005

Gains (losses) from derivatives related to MSRs and other interests held from change in value of (1):
Derivatives excluded from the assessment of hedge effectiveness	$—	$228
Ineffective portion of derivatives	—	(143)

Net derivative gains related to MSRs and other interests held	$—	$85

Gains (losses) from ineffective portion of change in the value of other fair value hedges (2)	$4	$(6)
Gains from ineffective portion of change in the value of cash flow hedges	$16	$12

(1)	Upon adoption of FAS 156, derivatives used to hedge our residential MSRs are no longer accounted for as fair value hedges under FAS 133.
(2)	Includes commercial real estate, long-term debt and foreign currency.
Free-Standing Derivatives
We use derivatives, such as swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, in addition to securities available for sale, to economically hedge the risk of changes in the fair value of residential MSRs and other interests held, with the resulting gain or loss reflected in income. Net derivative losses of $706 million for first quarter 2006 from economic hedges related to our mortgage servicing activities are included on the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net liability of $121 million at March 31, 2006, and a net asset of $32 million at December 31, 2005, and is included on the balance sheet in “Other assets.” Changes in fair value of securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to resell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is economically hedged with Treasury futures, forwards and options, Eurodollar futures, and forward contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value recorded as a part of mortgage banking noninterest income in the income statement. We record a zero fair value for a derivative loan commitment at inception consistent with Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time (referred to as a fall-out factor). The aggregate fair value of derivative loan commitments on the consolidated balance sheet at March 31, 2006, and December 31, 2005, was a net liability of $190 million and $54 million, respectively; and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.
We also enter into various derivatives primarily to provide derivative products to customers. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. We also enter into free-standing derivatives for risk management that do not otherwise qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as part of other noninterest income in the income statement.
Derivative Financial Instruments — Summary Information
The total credit risk amount and estimated net fair value for derivatives at March 31, 2006, and December 31, 2005, were:

	March 31, 2006		December 31, 2005
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (1)	value	amount (1)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Interest rate contracts	$787	$(386)	$726	$218
Equity contracts	—	(14)	3	—
Foreign exchange contracts	168	32	153	93
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,687	132	1,395	47
Commodity contracts	597	25	801	38
Equity contracts	323	2	258	(12)
Foreign exchange contracts	366	15	315	24
Credit contracts	28	(26)	23	(33)

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2006.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations
January	2,849,549		$62.42	2,849,549		32,336,840
February	5,492,761		62.03	5,492,761		26,844,079
March	1,964,496		64.68	1,964,496		24,879,583

Total	10,306,806			10,306,806

(1)	All shares were repurchased under two authorizations each covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on July 26, 2005, and November 15, 2005, respectively. Unless modified or revoked by the Board, these authorizations do not expire.

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed February 20, 1996

3(e)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 21, 1997

(f)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 20, 1998

(g)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 21, 1999

(h)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed April 21, 1999

(i)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(j)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 17, 2001

(k)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 16, 2002

(l)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 15, 2003

(m)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(n)	Certificate of Designations for the Company’s 2005 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2005

(o)	Certificate of Designations for the Company’s 2006 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 21, 2006

(p)	By-Laws, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 30, 2006

4(a)	See Exhibits 3(a) through 3(p)

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Wells Fargo Bonus Plan, amended effective January 1, 2006, filed herewith

(b)	Form of Non-Qualified Stock Option Agreement for February 28, 2006, grants to executive officers, incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 6, 2006

(c)	Cancellation Agreement, effective as of February 28, 2006, by and between the Company and Richard M. Kovacevich, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 6, 2006

12	Computation of Ratios of Earnings to Fixed Charges, filed herewith. The ratios of earnings to fixed charges, including interest on deposits, were 2.12 and 2.91 for the quarters ended March 31, 2006 and 2005, respectively. The ratios of earnings to fixed charges, excluding interest on deposits, were 3.47 and 4.61 for the quarters ended March 31, 2006 and 2005, respectively.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2006	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)