Form 10-Q
period 2006-06-30
WELLS FARGO & CO/MN
filed 2006-08-03
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2006
Common stock, $1-2/3 par value	1,683,610,005

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2006 from		Six months ended
	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
($ in millions, except per share amounts)	2006	2006	2005	2006	2005	2006	2005	Change

For the Period
Net income	$2,089	$2,018	$1,910	4%	9%	$4,107	$3,766	9%
Diluted earnings per common share	1.23	1.19	1.12	3	10	2.42	2.20	10
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.71%	1.72%	1.76%	(1)	(3)	1.71%	1.75%	(2)
Net income to average stockholders’ equity (ROE)	19.76	19.89	19.76	(1)	—	19.83	19.68	1
Efficiency ratio (1)	58.9	59.3	57.9	(1)	2	59.1	58.0	2
Total revenue	$8,789	$8,555	$7,865	3	12	$17,344	$15,954	9
Dividends declared per common share	1.08	.52	.48	108	125	1.60	.96	67
Average common shares outstanding	1,681.9	1,679.2	1,687.7	—	—	1,680.5	1,691.5	(1)
Diluted average common shares outstanding	1,702.2	1,697.9	1,707.2	—	—	1,700.0	1,711.4	(1)
Average loans	$300,388	$311,132	$295,636	(3)	2	$305,731	$291,483	5
Average assets	491,456	475,195	435,091	3	13	483,371	433,052	12
Average core deposits (2)	257,695	254,012	238,308	1	8	255,864	235,096	9
Average retail core deposits (3)	213,588	212,921	198,805	—	7	213,255	195,730	9
Net interest margin	4.76%	4.85%	4.89%	(2)	(3)	4.80%	4.88%	(2)
At Period End
Securities available for sale	$71,420	$51,195	$29,216	40	144	$71,420	$29,216	144
Loans	300,622	306,676	301,739	(2)	—	300,622	301,739	—
Allowance for loan losses	3,851	3,845	3,775	—	2	3,851	3,775	2
Goodwill	11,091	11,050	10,647	—	4	11,091	10,647	4
Assets	499,516	492,428	434,981	1	15	499,516	434,981	15
Core deposits (2)	260,427	258,142	239,615	1	9	260,427	239,615	9
Stockholders’ equity	41,894	41,961	39,278	—	7	41,894	39,278	7
Tier 1 capital (4)	33,344	32,758	30,610	2	9	33,344	30,610	9
Total capital (4)	47,202	45,331	43,485	4	9	47,202	43,485	9
Capital ratios
Stockholders’ equity to assets	8.39%	8.52%	9.03%	(2)	(7)	8.39%	9.03%	(7)
Risk-based capital (4)
Tier 1 capital	8.35	8.30	8.57	1	(3)	8.35	8.57	(3)
Total capital	11.82	11.49	12.17	3	(3)	11.82	12.17	(3)
Tier 1 leverage (4)	6.99	7.13	7.28	(2)	(4)	6.99	7.28	(4)
Book value per common share	$24.92	$25.02	$23.30	—	7	$24.92	$23.30	7
Team members (active, full-time equivalent)	154,300	152,000	148,600	2	4	154,300	148,600	4
Common Stock Price
High	$69.71	$65.51	$62.22	6	12	$69.71	$62.75	11
Low	63.80	60.62	57.77	5	10	60.62	57.77	5
Period end	67.08	63.87	61.58	5	9	67.08	61.58	9

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.

(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.

(4)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2006, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. We identify some of the forward-looking statements contained in this Report in the “Risk Factors” section. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $500 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at June 30, 2006. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In second quarter 2006, we achieved record diluted earnings per share of $1.23, up 10% from a year ago, and record net income of $2.09 billion, up 9% from a year ago. Our results were driven by solid double-digit revenue growth of 12% from last year. Second quarter results included $250 million of pre-tax losses ($.10 per share) on adjustable rate mortgages (ARMs) and debt securities sold during the quarter to further improve long-term earning asset yields. The results also included $28 million (pre tax) of stock option expense ($.01 per share) that was not in last year’s results. Our earnings growth was broad based, with many of our more than 80 businesses achieving double-digit profit and revenue growth.
Our vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.0 products with us and our average Wholesale Banking customer has a record 5.9 products. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew in second quarter 2006 compared with a year ago, with average loans, even with the sales of ARMs, up 2%, average core deposits up 8% and assets managed and administered up 14%. Our owned mortgage loan servicing portfolio was a record $1.11 trillion at June 30, 2006. In July 2006, we acquired a $140 billion mortgage servicing portfolio from Washington Mutual, Inc., which will grow our owned servicing portfolio to approximately $1.25 trillion.

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
In June 2006, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on our common stock, to be distributed on August 11, 2006, to stockholders of record at the close of business on August 4, 2006. We will distribute one share of common stock for each share of common stock issued and outstanding or held in the treasury of the Company.
Our financial results included the following:
Net income for second quarter 2006 increased 9% to $2.09 billion from $1.91 billion for second quarter 2005. Diluted earnings per share for second quarter 2006 increased 10% to $1.23 from $1.12 for second quarter 2005. Return on average assets (ROA) was 1.71% and return on average common equity (ROE) was 19.76% for second quarter 2006, and 1.76% and 19.76%, respectively, for second quarter 2005.
Net income for the first six months of 2006 was $4.11 billion, or $2.42 per share, compared with $3.77 billion, or $2.20 per share, for the first half of 2005. ROA was 1.71% in the first half of 2006, compared with 1.75% for the first half of 2005. ROE was 19.83% in the first half of 2006, compared with 19.68% for the first half of 2005.
Net interest income on a taxable-equivalent basis increased 10% to $5.02 billion for second quarter 2006 on 13% earning assets growth from $4.56 billion for second quarter 2005. Solid growth in net interest income again was driven by continued growth in high-quality earning assets and solid core deposit growth. With short-term interest rates now above 5%, our cumulative sales of ARMs and debt securities over the last two years continued to add to net interest income. We have completed our sales of over $90 billion of ARMs since mid-2004 with the sales of $26 billion of ARMs in second quarter 2006. In addition, taking advantage of market volatility during second quarter 2006, we sold our lowest-yielding debt securities and, for the first time, significantly added to our portfolio of long-term debt securities at yields of approximately 6.25% — nearly 200 basis points higher than the cyclical low in yields. While the sales of ARMs and continued solid growth in core deposits — particularly double-digit growth in average lower cost checking account balances — positively impacted our net interest margin in second quarter 2006, our even higher growth in earning assets — including the securities purchased in the quarter — accounted for all of the 9 basis point linked-quarter decline in our net interest margin to 4.76% in second quarter 2006. We continued to have the widest and one of the most stable net interest margins among large banks in the United States.
Noninterest income increased 14% to $3.81 billion for second quarter 2006 from $3.33 billion for second quarter 2005. This double-digit growth reflected strong year-over-year growth in deposit service charges (up 6%); trust and investment fees (up 13%); debit and credit card fees (up 16%); and other fees, primarily loan-related (up 7%). Mortgage banking noninterest income rose $498 million from second quarter 2005 due to business growth and an increase in the value of mortgage servicing net of hedging costs. Gains on mortgage loan origination/sales activities increased $109 million, largely due to higher mortgage originations, despite the $94 million loss on the previously mentioned sales of ARMs compared with a $24 million loss a year ago. Servicing fees grew from $593 million to $820 million largely due to a 34% increase in the portfolio of mortgage loans serviced for others. The change in the value of mortgage servicing rights (MSRs) net of economic hedging results in second quarter 2006 — a quarter in which interest rates increased — was $17 million. The interest rate-related effect (impairment provision net of hedging results) in second quarter 2005 — a quarter in which interest rates declined — was a loss of $199 million.
Revenue, the sum of net interest income and noninterest income, grew $924 million, or 12%, to $8.79 billion in second quarter 2006 from $7.87 billion in second quarter 2005. We achieved 12% revenue growth despite taking $250 million of losses on the sales of ARMs and debt securities in second quarter 2006, which, compared with negligible gains on the sale of debt securities in second quarter 2005, reduced reported year-over-year revenue growth by 3 percentage points. Our operating businesses continued to generate exceptionally strong double-digit revenue growth from second quarter 2005 to second quarter 2006 because of strong growth in both interest and fee income, including double-digit revenue growth in regional banking, credit and debit cards, private client services, internet services, home mortgage, corporate trust, consumer finance, asset-based lending, asset management, commercial real estate, Eastdil Secured, international trade services and commercial banking.
Noninterest expense was $5.18 billion for second quarter 2006 compared with $4.55 billion for the same period of 2005. Noninterest expense included $28 million, or $.01 per share, in stock option expense as required under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123(R)). Expense growth continued to be focused on building our business — particularly distribution — and improving customer service. In the last 12 months, we opened 129 new regional banking stores, including 26 stores in second quarter 2006. We grew our sales and service force by adding 5,700 team members (full-time equivalent), including 551 retail bankers in second quarter 2006. Among other investments for growth, we invested in improving ATMs and online banking to enhance our customer experience, and we are developing a common systems platform for all of our consumer credit products which will increase cross-sell opportunities and improve operating efficiencies.
Net charge-offs for second quarter 2006 were $432 million (.58% of average total loans, annualized), compared with $454 million (.62%) during second quarter 2005. During the first half of 2006, net charge-offs were $865 million (.57%), compared with $1,039 million (.72%), for the first half of 2005, which included $163 million (.11%) related to changes in loss recognition rules at Wells Fargo Financial to conform to Federal Financial Institutions Examination Council (FFIEC) bank standards for recognizing credit losses. We continued to have very low commercial losses, and consumer losses remain at historically low levels, affected by continued low bankruptcy filings, low unemployment rates, and relatively stable residential real estate values. Although charge-offs have not yet been fully realized, we believe that our $100 million provision for loan losses related to Hurricane Katrina in 2005 remains adequate.
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $4.04 billion, or 1.34% of total loans, at June 30, 2006,

compared with $4.06 billion, or 1.31%, at December 31, 2005, and $3.94 billion, or 1.31%, at June 30, 2005.
Total nonaccrual loans were $1.40 billion, or .46% of total loans, at June 30, 2006, compared with $1.34 billion, or .43%, at December 31, 2005, and $1.20 billion, or .40%, at June 30, 2005. Total nonperforming assets were $1.92 billion, or .64% of total loans, at June 30, 2006, compared with $1.53 billion, or .49%, at December 31, 2005, and $1.39 billion, or .46%, at June 30, 2005. Foreclosed assets were $513 million at June 30, 2006, compared with $191 million at December 31, 2005, and $187 million at June 30, 2005. Foreclosed assets, a component of total nonperforming assets, included an additional $238 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at June 30, 2006, due to a change in regulatory reporting requirements effective January 1, 2006. The GNMA foreclosed real estate of $238 million added 8 basis points to the ratio of nonperforming assets to loans in second quarter 2006. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Wholesale nonperforming assets remained very low, reflecting the solid financial strength of our borrowers at this point in the business cycle. Consumer nonperforming assets have gradually increased as our loan portfolios grow and season but are within expected ranges.
The ratio of stockholders’ equity to total assets was 8.39% at June 30, 2006, 8.44% at December 31, 2005, and 9.03% at June 30, 2005. Our total risk-based capital (RBC) ratio at June 30, 2006, was 11.82% and our Tier 1 RBC ratio was 8.35%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at June 30, 2005, were 12.17% and 8.57%, respectively. Our Tier 1 leverage ratios were 6.99% and 7.28% at June 30, 2006 and 2005, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48), and FASB Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a Leveraged Lease Transaction (FSP 13-2). FIN 48 supplements FAS 109, Accounting for Income Taxes, by defining the threshold for recognizing the benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement.
FSP 13-2 relates to the accounting for leveraged lease transactions for which there have been cash flow estimate changes based on when income tax benefits are recognized. Certain leveraged lease transactions have been challenged by the Internal Revenue Service (IRS). While we have not made investments in a broad class of transactions that the IRS commonly refers as “Lease-In, Lease-Out” (LILO) transactions, we have previously invested in certain leveraged lease transactions that the IRS labels as “Sale-In Lease-Out” (SILO) transactions. We have paid the IRS the income tax associated with our SILO transactions. However, we are continuing to vigorously defend our initial filing position as to the timing of the tax benefits associated with these transactions. We will adopt FIN 48 and FSP 13-2 on January 1, 2007, as required. While adoption of FIN 48 is not anticipated to have a material effect on our financial statements, we estimate the cumulative effect of change in accounting upon adoption of FSP 13-2 will require a reduction of the beginning balance of retained earnings by approximately $75 million after tax, ($115 million pre tax). This amount would be recognized back into income over the remaining terms of the affected leases.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential MSRs and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. Policies covering the allowance for credit losses and pension accounting are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K. Due to adoption of FAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140, our accounting policy covering the valuation of residential mortgage servicing rights has been updated and is described below.
VALUATION OF RESIDENTIAL MORTGAGE SERVICING RIGHTS
We recognize as assets the rights to service mortgage loans for others, or mortgage servicing rights (MSRs), whether we purchase the servicing rights, or the servicing rights result from the sale or securitization of loans we originate (asset transfers). Effective January 1, 2006, under FAS 156, we elected to initially measure and carry our MSRs related to residential mortgage loans (residential MSRs) using the fair value measurement method. Under this method, purchased MSRs and MSRs from asset transfers are capitalized and carried at fair value. Prior to the adoption of FAS 156, we capitalized purchased residential MSRs at cost, and MSRs from asset transfers based on the relative fair value of the servicing right and the residential mortgage loan at the time of sale, and carried both purchased MSRs and MSRs from asset transfers at the lower of cost or market. Effective January 1, 2006, upon the remeasurement of our residential MSRs at fair value, we recorded a cumulative-effect adjustment to the 2006 beginning balance of retained earnings of $101 million after tax ($158 million pre tax) in our Statement of Changes in Stockholders’ Equity.
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
To reduce the sensitivity of earnings to interest rate and market value fluctuations, we may use securities available for sale and free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of MSRs, with the resulting gains or losses reflected in income. Changes in the fair value of the MSRs from changing mortgage interest rates are generally offset by gains or losses in the fair value of the derivatives depending on the amount of MSRs we hedge. We may choose not to fully hedge MSRs, partly because origination volume tends to act as a “natural hedge.” For example, as interest rates decline, servicing values decrease and fees from origination volume tend to increase. Conversely, as interest rates increase, the fair value of the MSRs increases, while fees from origination volume tend to decline. See “Mortgage Banking Interest Rate Risk” for discussion of the timing of the effect of changes in mortgage interest rates.
Servicing income, a component of mortgage banking noninterest income, includes the changes from period to period in fair value of both our residential MSRs and the free-standing derivatives (economic hedges) used to hedge our residential MSRs. Changes in the fair value of residential MSRs from period to period result from (1) changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment assumptions, primarily due to changes in interest rates) and (2) other changes, representing changes due to collection/realization of expected cash flows. Prior to the adoption of FAS 156, we carried residential MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in servicing income.
We use a dynamic and sophisticated model to estimate the value of our MSRs. The model is validated by an independent internal model validation group operating in accordance with Company policies. Senior management reviews all significant assumptions quarterly. Mortgage loan prepayment speed — a key assumption in the model — is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of estimated future net servicing income — another key assumption in the model — is the required rate of return the market would expect for an asset with similar risk. To determine the discount rate, we consider the risk premium for uncertainties from servicing operations (e.g., possible changes in future servicing costs, ancillary income and earnings on escrow accounts). Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. For example, an increase in either the prepayment speed or discount rate assumption results in a decrease in the fair value of the MSRs, while a decrease in either assumption would result in an increase in the fair value of the MSRs. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and the discount rate. These fluctuations can be rapid and may be significant in the future. Therefore, estimating prepayment speeds within a range that market participants would use in determining the fair value of MSRs requires significant management judgment.
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
Net interest income on a taxable-equivalent basis increased 10% to $5.02 billion in second quarter 2006 from $4.56 billion in second quarter 2005, primarily driven by a 13% growth in average earning assets. Our net interest margin was 4.76% in second quarter 2006, compared with 4.89% in second quarter 2005.
Solid growth in net interest income again was driven by continued growth in high-quality earning assets and solid core deposit growth. With short-term interest rates now above 5%, our cumulative sales of ARMs and debt securities over the last two years continued to add to net interest income. We have completed our sales of over $90 billion of ARMs since mid-2004 with the sales of $26 billion of ARMs in second quarter 2006. In addition, taking advantage of market volatility during second quarter 2006, we sold our lowest-yielding debt securities and, for the first time, significantly added to our portfolio of long-term debt securities at yields of approximately 6.25% — nearly 200 basis points higher than the cyclical low in yields. While the sales of ARMs and continued solid growth in core deposits — particularly double-digit growth in average lower cost checking account balances — positively impacted our net interest margin in second quarter 2006, our even higher growth in earning assets — including the securities purchased in the quarter — accounted for all of the 9 basis point decline in our net interest margin from first quarter 2006 and the 13 basis point decline from a year ago.
Average earning assets increased $47.8 billion to $422.3 billion in second quarter 2006 from $374.5 billion in second quarter 2005, due to an increase in average loans, mortgage-backed securities and mortgages held for sale. Loans averaged $300.4 billion in second quarter 2006, compared with $295.6 billion in second quarter 2005. The increase was predominantly due to an increase in commercial loans, real estate 1-4 family junior lien mortgages, and other revolving credit and installment loans, partly offset by the sales of $58 billion of ARMs over the last 12 months.
Average mortgages held for sale increased to $51.7 billion in second quarter 2006 from $34.6 billion in second quarter 2005, due to higher origination volume and the transfer of hedged ARMs to the held for sale portfolio prior to delivery. Debt securities available for sale averaged $57.5 billion during second quarter 2006 and $29.4 billion in second quarter 2005. The increase was due to additions to our portfolio of long-term debt securities in second quarter 2006.
Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 8% from a year ago. Average core deposits were $257.7 billion and $238.3 billion in second quarter 2006 and 2005, respectively. Total

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30						,
	2006			2005
			Interest			Interest
	Average	Yields/	income/	Average	Yields /	income	/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$4,855	4.60%	$56	$5,653	2.83%	$40
Trading assets	5,938	5.03	75	6,289	3.42	54
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	935	4.43	11	964	3.73	9
Securities of U.S. states and political subdivisions	3,013	8.24	60	3,434	8.29	68
Mortgage-backed securities:
Federal agencies	40,160	5.97	601	17,616	6.11	260
Private collateralized mortgage obligations	7,176	6.70	119	4,181	5.58	57

Total mortgage-backed securities	47,336	6.07	720	21,797	6.00	317
Other debt securities (4)	6,246	6.70	104	3,249	7.38	59

Total debt securities available for sale (4)	57,530	6.22	895	29,444	6.34	453
Mortgages held for sale (3)	51,675	6.25	808	34,554	5.56	481
Loans held for sale (3)	585	7.35	11	1,255	4.54	15
Loans:
Commercial and commercial real estate:
Commercial	65,424	8.12	1,324	57,749	6.59	949
Other real estate mortgage	28,938	7.29	526	29,504	6.12	450
Real estate construction	14,517	7.91	286	9,814	6.48	159
Lease financing	5,429	5.75	78	5,176	6.02	78

Total commercial and commercial real estate	114,308	7.77	2,214	102,243	6.41	1,636
Consumer:
Real estate 1-4 family first mortgage	55,019	7.36	1,011	79,533	6.36	1,263
Real estate 1-4 family junior lien mortgage	62,740	7.92	1,239	54,771	6.38	871
Credit card	11,947	13.18	393	10,285	12.17	313
Other revolving credit and installment	50,098	9.56	1,194	44,406	8.42	932

Total consumer	179,804	8.55	3,837	188,995	7.17	3,379
Foreign	6,276	12.61	198	4,398	13.86	152

Total loans (5)	300,388	8.34	6,249	295,636	7.01	5,167
Other	1,363	4.97	16	1,677	4.70	17

Total earning assets	$422,334	7.70	8,110	$374,508	6.68	6,227

FUNDING SOURCES
Deposits:
Interest-bearing checking	$4,288	2.80	30	$3,561	1.31	12
Market rate and other savings	134,182	2.29	766	128,333	1.30	417
Savings certificates	30,308	3.69	279	20,932	2.71	142
Other time deposits	38,288	5.03	479	26,378	2.95	193
Deposits in foreign offices	20,898	4.59	240	8,871	2.77	61

Total interest-bearing deposits	227,964	3.16	1,794	188,075	1.76	825
Short-term borrowings	24,836	4.68	289	22,687	2.90	164
Long-term debt	84,486	4.79	1,010	78,781	3.43	675

Total interest-bearing liabilities	337,286	3.68	3,093	289,543	2.31	1,664
Portion of noninterest-bearing funding sources	85,048	—	—	84,965	—	—

Total funding sources	$422,334	2.94	3,093	$374,508	1.79	1,664

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.76%	$5,017		4.89%	$4,563

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,437			$12,991
Goodwill	11,075			10,646
Other	45,610			36,946

Total noninterest-earning assets	$69,122			$60,583

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$88,917			$85,482
Other liabilities	22,835			21,348
Stockholders’ equity	42,418			38,718
Noninterest-bearing funding sources used to fund earning assets	(85,048)			(84,965)

Net noninterest-bearing funding sources	$69,122			$60,583

TOTAL ASSETS	$491,456			$435,091

(1)	Our average prime rate was 7.90% and 5.92% for the quarters ended June 30, 2006 and 2005, respectively, and 7.66% and 5.68% for the six months ended June 30, 2006 and 2005, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.21% and 3.29% for the quarters ended June 30, 2006 and 2005, respectively, and 4.99% and 3.07% for the six months ended June 30, 2006 and 2005, respectively.

(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Six months ended June 30						,
2006			2005
		Interest			Interest
Average	Yields/	income/	Average	Yields /	income	/
balance	rates	expense	balance	rates	expense

$5,023	4.40%	$110	$5,495	2.62%	$72
6,018	4.82	144	5,909	3.33	98

901	4.36	20	947	3.83	18
3,059	8.18	120	3,503	8.35	139

33,973	5.94	1,007	18,840	6.05	551
6,870	6.58	223	4,087	5.51	110

40,843	6.05	1,230	22,927	5.96	661
5,766	7.23	208	3,319	7.29	116

50,569	6.28	1,578	30,696	6.30	934
45,632	6.21	1,417	33,103	5.50	911
618	7.13	22	5,137	4.97	127

64,104	7.92	2,519	56,470	6.40	1,793
28,813	7.15	1,023	29,686	6.00	883
14,186	7.75	545	9,498	6.29	297
5,432	5.78	157	5,151	6.08	157

112,535	7.60	4,244	100,805	6.25	3,130

64,648	7.06	2,270	82,047	6.18	2,524
61,364	7.79	2,370	53,920	6.20	1,658
11,856	13.20	782	10,222	12.05	616
49,218	9.48	2,314	40,170	8.65	1,725

187,086	8.32	7,736	186,359	7.04	6,523
6,110	12.59	383	4,319	13.84	298

305,731	8.14	12,363	291,483	6.87	9,951
1,376	4.80	32	1,700	4.51	36

$414,967	7.59	15,666	$373,523	6.55	12,129

$4,179	2.52	52	$3,464	1.18	21
134,205	2.18	1,453	127,842	1.17	742
29,517	3.58	524	20,214	2.60	261
36,020	4.77	852	27,590	2.73	373
18,041	4.41	395	9,480	2.56	120

221,962	2.98	3,276	188,590	1.62	1,517
25,504	4.42	559	24,051	2.63	313
83,094	4.64	1,920	77,239	3.26	1,254

330,560	3.51	5,755	289,880	2.14	3,084
84,407	—	—	83,643	—	—

$414,967	2.79	5,755	$373,523	1.67	3,084

	4.80%	$9,911		4.88%	$9,045

$12,666			$13,040
11,019			10,651
44,719			35,838

$68,404			$59,529

$87,963			$83,576
23,076			21,046
41,772			38,550

(84,407)			(83,643)

$68,404			$59,529

$483,371			$433,052

average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for second quarter 2006 grew $14.8 billion, or 7%, from a year ago. Average mortgage escrow deposits were $17.6 billion for second quarter 2006, up $1.5 billion from a year ago. Savings certificates of deposits increased on average from $20.9 billion in second quarter 2005 to $30.3 billion in second quarter 2006 and noninterest-bearing checking accounts and other core deposit categories increased on average from $217.4 billion in second quarter 2005 to $227.4 billion in second quarter 2006. Total average interest-bearing deposits increased to $228.0 billion in second quarter 2006 from $188.1 billion in second quarter 2005.

NONINTEREST INCOME

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2006	2005		Change	2006	2005		Change

Service charges on deposit accounts	$665	$625		6%	$1,288	$1,203		7%
Trust and investment fees:
Trust, investment and IRA fees	509	456		12	1,000	901		11
Commissions and all other fees	166	141		18	338	298		13

Total trust and investment fees	675	597		13	1,338	1,199		12
Card fees	418	361		16	802	687		17
Other fees:
Cash network fees	48	47		2	92	90		2
Charges and fees on loans	249	260		(4)	491	505		(3)
All other	213	171		25	415	336		24

Total other fees	510	478		7	998	931		7
Mortgage banking:
Servicing income, net	310	(99)		—	391	357		10
Net gains on mortgage loan origination/ sales activities	359	250		44	632	543		16
All other	66	86		(23)	127	151		(16)

Total mortgage banking	735	237		210	1,150	1,051		9
Operating leases	200	202		(1)	401	410		(2)
Insurance	364	358		2	728	695		5
Trading assets	91	64		42	225	207		9
Net gains (losses) on debt securities available for sale	(156)	39		—	(191)	35		—
Net gains from equity investments	133	201		(34)	323	272		19
Net gains on sales of loans	2	39		(95)	5	—		—
Net gains on dispositions of operations	—	—		—	137	1		—
All other	168	128		31	286	274		4

Total	$3,805	$3,329		14	$7,490	$6,965		8

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2006, these assets totaled $835 billion, up 14% from $732 billion at June 30, 2005. Generally, trust, investment and IRA fees are based on the market value of the assets that are managed, administered, or both. The increase from second quarter 2005 was due to continued strong momentum in growth of separate accounts and our successful efforts to grow the business.
Also, we receive commissions and other fees for providing services to retail and discount brokerage customers. At June 30, 2006 and 2005, brokerage balances were $105 billion and $90 billion, respectively. Generally, these fees are based on the number of transactions executed at the customer’s direction.
Card fees increased 16% from second quarter 2005, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on consumer credit cards was up 23% from a year ago and balances were up 14%.

Mortgage banking noninterest income was $735 million and $1,150 million in the second quarter and first half of 2006, respectively, compared with $237 million and $1,051 million in the same periods of 2005. The increase of $498 million from second quarter 2005 to second quarter 2006 was due to business growth and an increase in the value of mortgage servicing net of hedging costs. With the adoption of FAS 156 in first quarter 2006 and measuring our residential MSRs at fair value, net servicing income includes both changes in the fair value of MSRs during the period as well as changes in derivatives (economic hedges) used to hedge the MSRs. Prior to adoption of FAS 156, servicing income included net derivative gains and losses (primarily the ineffective portion of the change in value of derivatives used to hedge MSRs under FAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended)), amortization and MSRs impairment, which are all influenced by both the level and direction of mortgage interest rates.
Gains on mortgage loan origination/sales activities increased $109 million, largely due to higher mortgage originations, despite the $94 million loss on the previously mentioned sales of ARMs compared with a $24 million loss a year ago. For the first six months of 2006, gains on mortgage loan origination/sales activities rose $89 million to $632 million, largely due to higher origination and sales volume and a higher rate environment.
Servicing fees grew to $820 million in second quarter 2006 from $593 million in second quarter 2005 largely due to a 34% increase in the portfolio of mortgage loans serviced for others, which was $1.02 trillion at June 30, 2006, up from $761 billion a year ago. The change in the value of MSRs net of economic hedging results in second quarter 2006 — a quarter in which interest rates increased — was $17 million. The interest rate-related effect (impairment provision net of hedging results) in second quarter 2005 — a quarter in which interest rates declined — was a loss of $199 million.
Net gains (losses) on debt securities available for sale were $(156) million and $(191) million in the second quarter and first half of 2006, respectively, compared with $39 million and $35 million in the same periods of 2005. The $156 million of losses in second quarter 2006 were primarily due to sales of securities to further improve long-term earning asset yields. Net gains from equity investments were $133 million and $323 million in the second quarter and first half of 2006, respectively, and $201 million and $272 million in the same periods of 2005.
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
Net gains on dispositions in the first half of 2006 included a first quarter $127 million gain on the sale of Island Finance’s operations in Puerto Rico.

NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2006	2005		Change	2006	2005		Change

Salaries	$1,754	$1,551		13%	$3,426	$3,031		13%
Incentive compensation	714	562		27	1,382	1,027		35
Employee benefits	487	432		13	1,076	979		10
Equipment	284	263		8	619	633		(2)
Net occupancy	345	310		11	681	714		(5)
Operating leases	157	157		—	318	315		1
Outside professional services	236	189		25	429	352		22
Contract services	139	141		(1)	271	280		(3)
Travel and entertainment	139	117		19	269	227		19
Outside data processing	109	121		(10)	213	227		(6)
Advertising and promotion	125	117		7	231	206		12
Postage	79	68		16	160	140		14
Telecommunications	73	67		9	143	139		3
Insurance	99	100		(1)	175	179		(2)
Stationery and supplies	55	55		—	106	100		6
Operating losses	45	26		73	107	104		3
Security	44	42		5	87	83		5
Core deposit intangibles	28	31		(10)	57	63		(10)
Charitable donations	19	18		6	36	40		(10)
Net losses (gains) from debt extinguishment	(2)	1		—	(4)	—		—
All other	247	186		33	468	407		15

Total	$5,176	$4,554		14	$10,250	$9,246		11

The 14% increase in noninterest expense to $5.2 billion in second quarter 2006 from second quarter 2005 was due primarily to the increase in salary, incentive compensation and employee benefits from an additional 5,700 team members (full-time equivalent), largely sales people, across our businesses, and the 2006 adoption of FAS 123(R) requiring the expensing of stock option grants. We recognized stock option expense, included in incentive compensation, of $28 million in second quarter 2006 and $80 million in the first half of 2006, which included $33 million in first quarter 2006 for the immediate expensing of stock options for retirement-eligible team members. We continued to focus on building our business, with additional expense for opening new banking stores, investments in improving ATMs and online banking, and developing a common systems platform for our consumer credit products. In the last 12 months, we opened 129 new regional banking stores, including 26 stores in second quarter 2006.
INCOME TAX EXPENSE
Our effective income tax rate was 34.3% and 34.1% for the second quarter and first half of 2006, respectively, and 33.2% and 33.6% for the same periods of 2005. The increase in the effective tax rate for second quarter 2006 from second quarter 2005 was primarily due to lower tax exempt income and income tax credits, along with less tax benefits associated with the donation of appreciated securities. The increase in the effective tax rate in second quarter 2006 from 33.8% in first quarter 2006 was primarily due to a reduction in tax credits.

OPERATING SEGMENT RESULTS
Our lines of business for management reporting are Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 13 (Operating Segments) to Financial Statements.
Community Banking’s net income increased 8% to $1.34 billion in second quarter 2006 from $1.24 billion in second quarter 2005. Net income decreased 2% to $2.55 billion in the first half of 2006 from $2.59 billion in the first half of 2005. Net interest income increased 6% to $3.32 billion, and 6% to $6.58 billion in the second quarter and first half of 2006, respectively, from the same periods of 2005, primarily due to growth in earning assets and deposits. Average loans were $173.9 billion in second quarter 2006, down 8% from a year ago, predominantly due to sales of ARMs. Excluding real estate 1-4 family mortgages — the loan category affected by the sales of ARMs — total average loans grew by $12.8 billion, or 10%. Core deposits averaged $230.7 billion in second quarter 2006, up 8% over the prior year. Noninterest income in second quarter 2006 increased $406 million, or 20%, from $1.99 billion in second quarter 2005, predominantly due to higher mortgage banking revenue, partially offset by losses on sales of debt securities. Noninterest income for the first half of 2006 increased by $174 million from the same period of 2005. Noninterest expense increased $419 million and $586 million in the second quarter and first half of 2006, respectively, from the same periods in 2005, primarily due to an increase in the number of team members, as well as investments in new banking stores, ATMs and online banking.
Wholesale Banking’s net income increased 7% to $523 million in second quarter 2006 from $490 million in second quarter 2005. Net income increased 12% to $1.05 billion in the first half of 2006 from $941 million in the first half of 2005. Revenue was $1.79 billion in second quarter 2006, up 12% from $1.60 billion in second quarter 2005, due to strong asset management, insurance and foreign exchange revenue, along with the acquisition of Secured Capital Corporation, partially offset by lower capital markets revenue. Average loans increased 15% and average core deposits grew 13% from second quarter 2005. Noninterest income for the second quarter and first half of 2006 increased by $80 million and $225 million, respectively, from the same periods in 2005. Wholesale Banking recorded a recovery of provision for credit losses of $7 million in second quarter 2006 and $10 million in second quarter 2005. Noninterest expense increased 16% to $1.02 billion and 17% to $2.01 billion in the second quarter and first half of 2006, respectively, from the same periods in 2005, due to higher personnel related expenses and additional expenses from the Secured Capital Corporation acquisition.
Wells Fargo Financial’s net income increased 28% to $230 million in second quarter 2006 from $180 million in second quarter 2005. For the first six months of 2006, net income was $510 million, which included a first quarter $127 million pre-tax gain for the sale of Island Finance’s operations in Puerto Rico, compared with $232 million for the same period a year ago, which included a first quarter $163 million pre-tax charge to conform Wells Fargo Financial’s charge-off practices with FFIEC guidelines. Total revenue rose 11% in second quarter 2006, reaching $1.28 billion, compared with $1.16 billion in second quarter 2005. Net interest income increased $133 million, or 16%, to $957 million in second quarter 2006 from $824 million in second quarter 2005, due to growth in average loans. Average real estate secured receivables increased 25% to $20.1 billion and average auto finance receivables rose 30% to $24.5 billion from second quarter 2005. Noninterest expense increased 10% to $673 million in second quarter

2006, primarily due to additional investments in the collections, underwriting and service teams as a result of the growth of the business.
Segment results for prior periods have been revised due to the realignment of our automobile financing business into Wells Fargo Financial in third quarter 2005 and the realignment of our insurance business into Wholesale Banking in first quarter 2006, designed to leverage the expertise, systems and resources of the existing businesses.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At June 30, 2006, we held $70.6 billion of debt securities available for sale, compared with $40.9 billion at December 31, 2005, with a net unrealized loss of $291 million and a net unrealized gain of $591 million for the same periods, respectively. The $20.3 billion increase in debt securities from $50.3 billion at March 31, 2006, was due to significant additions to our portfolio, predominantly mortgage-backed securities. We also held $800 million of marketable equity securities available for sale at June 30, 2006, and $900 million at December 31, 2005, with a net unrealized gain of $242 million and $342 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 5.9 years at June 30, 2006. Since 84% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.
The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio are shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2006	$59.6	$(.4)	5.5 yrs.
At June 30, 2006, assuming a 200 basis point:
Increase in interest rates	54.5	(5.5)	7.3 yrs.
Decrease in interest rates	62.0	2.0	1.6 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.
LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 9 and a comparative schedule of average loan balances is included in the table on page 10; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
Total loans at June 30, 2006, were $300.6 billion, compared with $301.7 billion at June 30, 2005. Consumer loans decreased to $178.8 billion at June 30, 2006, from $193.2 billion at June 30, 2005, due to sales of $58 billion of ARMs over the last 12 months. Commercial and commercial real estate loans increased $11.4 billion, or 11%, from June 30, 2005. Mortgages held for sale increased to $39.7 billion at June 30, 2006, from $31.7 billion a year ago, due to higher origination volume.
DEPOSITS

	June 30	,	December 31	,	June 30	,
(in millions)	2006		2005		2005

Noninterest-bearing	$89,448		$87,712		$86,791
Interest-bearing checking	3,399		3,324		3,080
Market rate and other savings	135,955		134,811		128,231
Savings certificates	31,625		27,494		21,513

Core deposits	260,427		253,341		239,615
Other time deposits	46,331		46,488		20,464
Deposits in foreign offices	19,694		14,621		14,934

Total deposits	$326,452		$314,450		$275,013

Average core deposits increased $19.4 billion to $257.7 billion in second quarter 2006 from second quarter 2005, largely due to growth in market rate and other savings, and savings certificates.
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
NONACCRUAL LOANS AND OTHER ASSETS

	June 30 ,	Dec. 31 ,	June 30 ,
(in millions)	2006	2005	2005

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$253	$286	$338
Other real estate mortgage	137	165	193
Real estate construction	31	31	44
Lease financing	26	45	51

Total commercial and commercial real estate	447	527	626
Consumer:
Real estate 1-4 family first mortgage	585	471	357
Real estate 1-4 family junior lien mortgage	179	144	98
Other revolving credit and installment	139	171	101

Total consumer	903	786	556
Foreign	45	25	20

Total nonaccrual loans (1)	1,395	1,338	1,202
As a percentage of total loans	.46%	.43%	.40%
Foreclosed assets:
GNMA loans (2)	238	—	—
Other	275	191	187
Real estate and other nonaccrual investments (3)	9	2	2

Total nonaccrual loans and other assets	$1,917	$1,531	$1,391

As a percentage of total loans	.64%	.49%	.46%

(1)	Includes impaired loans of $138 million, $190 million and $268 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K for further information on impaired loans.

(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed real estate securing GNMA loans has been classified as nonperforming. These assets are fully collectible because the corresponding GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.

(3)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
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
The total of loans 90 days or more past due and still accruing was $3,343 million, $3,606 million and $2,518 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. At June 30, 2006, December 31, 2005, and June 30, 2005, the total included $2,526 million, $2,923 million and $1,943 million, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2006		2005		2005

Commercial and commercial real estate:
Commercial	$11		$18		$30
Other real estate mortgage	2		13		8
Real estate construction	10		9		3

Total commercial and commercial real estate	23		40		41
Consumer:
Real estate 1-4 family first mortgage	107		103		82
Real estate 1-4 family junior lien mortgage	39		50		31
Credit card	181		159		130
Other revolving credit and installment	431		290		257

Total consumer	758		602		500
Foreign	36		41		34

Total	$817		$683		$575

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
We consider the allowance for credit losses of $4.04 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2006. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” in our 2005 Form 10-K.) Therefore, we

cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2006, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months to a scenario in which the federal funds rate dropped 275 basis points to 2.50% and the Constant Maturity Treasury bond yield dropped 140 basis points to 3.75% over the same period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the twelve month simulation period, depending on the path of interest rates and on our MSRs hedging strategies. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2006, and December 31, 2005, are presented in Note 19 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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
Mortgage Banking Interest Rate Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing virtually all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. From time to time, we have held originated ARMs in portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of origination. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs as part of our corporate asset/liability management. In second quarter 2006, with the sales of $26 billion of ARMs, we completed our sales of over $90 billion of ARMs since mid-2004.
While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of MSRs, and the value of derivative loan commitments extended to mortgage applicants.
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

Under FAS 156, which we adopted January 1, 2006, we have elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the initial measurement of fair value of MSRs at the time we sell or securitize is recorded as a component of net gains on mortgage loan origination/sales activities. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
We hedge the risk of changes in the fair value of residential MSRs with market-based free-standing derivative instruments (economic hedges), such as swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, and we also use securities available for sale. Changes in the fair value of these free-standing derivatives, based on quoted market prices, as well as changes in the fair value of MSRs determined by our valuation model, are both included in net servicing income. Changes in fair value of securities available for sale (unrealized gains and losses) are not included in net servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale or determination that any impairment is other than temporary, are reported in gains (losses) on debt securities available for sale.
A decline in interest rates increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We typically do not fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario may provide a partial “natural business hedge.” In a rising rate period, when the MSRs may not be fully hedged with free-standing derivatives, the change in the fair value of the MSRs that can be recaptured into income will typically — although not always — exceed the losses on any free-standing derivatives hedging the MSRs. In second quarter 2006, the change in the fair value of our MSRs exceeded losses on derivatives used to hedge the MSRs by $17 million. In the first half of 2006, the increase in the fair value of our MSRs was $167 million less than the losses on free-standing derivatives used to hedge the MSRs.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income in any accounting period.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes. For example, given the relatively high level of refinancing activity in recent years and the increase in interest rates during the same period, any significant increase in refinancing activity would likely occur only if rates drop substantially from year-end 2005 levels.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rate mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged.
The total carrying value of our residential and commercial MSRs was $15.8 billion at June 30, 2006, and $12.5 billion, net of a valuation allowance of $1.2 billion, at December 31, 2005. The weighted-average note rate on the owned servicing portfolio was 5.80% at June 30, 2006, and 5.72% at December 31, 2005. Our total MSRs were 1.55% of mortgage loans serviced for others at June 30, 2006, compared with 1.44% at December 31, 2005.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. Under FAS 133, these derivative loan commitments are recognized at fair value on the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. Consistent with Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments, we record no value for the loan commitment at inception. Subsequent to inception, we recognize the fair value of the derivative loan commitment based on estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and on changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of that loan is affected primarily by changes in interest rates and the passage of time. The value of the MSRs is recognized only after the servicing asset has been contractually separated from the underlying loan by sale or securitization.
Outstanding derivative loan commitments expose us to the risk that the price of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize Treasury futures, forwards and options, Eurodollar futures and forward contracts as economic hedges against the potential decreases in the values of the loans that could result from the exercise of the loan commitments. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments.
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives — transacted with customers or used to hedge capital market transactions with customers — are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2006, and December 31, 2005, are included in Note 19 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout second quarter 2006 was $12.7 million, with a lower bound of $10.4 million and an upper bound of $14.9 million.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1.66 billion at June 30, 2006, compared with $1.54 billion at December 31, 2005.
We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $800 million and cost was $558 million at June 30, 2006, compared with $900 million and $558 million, respectively, at December 31, 2005.
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
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. In September 2003, Moody’s Investors Service rated Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rated the Company’s senior debt as “Aa1.” In August 2006, Standard & Poor’s raised Wells Fargo Bank, N.A.’s rating to “AA+” from “AA,” and raised the Company’s senior debt rating to “AA” from “AA-.” Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings.
Parent. Under SEC rules effective December 1, 2005, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. However, the Parent’s ability to issue debt and other securities under a registration statement filed with the SEC under these new rules is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $20 billion in outstanding short-term debt and $90 billion in outstanding long-term debt, subject to a total outstanding debt limit of $100 billion. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. During the first half of 2006, the Parent issued a total of $7.6 billion of registered senior notes, including $.9 billion (denominated in pounds sterling) sold primarily in the United Kingdom and $2.0 billion (denominated in euros) sold primarily in Europe. Also, in the first half of 2006, the Parent issued $.5 billion in private placements (denominated in Australian dollars) under the Parent’s Australian debt issuance program. We used the proceeds from securities issued in the first half of 2006 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $20 billion in outstanding short-term debt and $40 billion in outstanding long-term debt. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $20 billion in outstanding short-term senior notes and $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the first half of 2006, Wells Fargo Bank, N.A. issued $2.1 billion in long-term senior and subordinated notes, including $.6 billion of long-term senior notes under the bank note program.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $7.0 billion (Canadian) of issuance authority. During the first half of 2006, WFFCC issued $1.0 billion (Canadian) in senior notes. At June 30, 2006, the remaining issuance capacity for WFFCC was $6.0 billion (Canadian). WFFI issued $.5 billion (U.S.) in private placements in the first half of 2006.
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
From time to time the Board authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.

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
In 2005, the Board authorized the repurchase of up to 75 million additional shares of our outstanding common stock. In June 2006, the Board authorized the repurchase of up to 25 million additional shares of our outstanding common stock. During the first half of 2006, we repurchased 18 million shares of our common stock. At June 30, 2006, the total remaining common stock repurchase authority under the 2005 and 2006 authorizations was 42 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
On June 27, 2006, the Board declared a two-for-one stock split in the form of a 100% stock dividend on our common stock, to be distributed August 11, 2006, to stockholders of record at the close of business August 4, 2006. We will distribute one share of common stock for each share of common stock issued and outstanding or held in the treasury of the Company. Also, in June 2006, the Board declared an increase in the quarterly common stock dividend to 56 cents per share, up 4 cents, or 8%. The cash dividend is on a pre-split basis and is payable September 1, 2006, to stockholders of record at the close of business August 4, 2006.
Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first half of 2006, retained earnings increased $1.4 billion, predominantly resulting from net income of $4.1 billion and $.1 billion from the adoption of FAS 156 upon remeasurement of our residential MSRs to fair value, less dividends of $2.7 billion. In the first half of 2006, we issued $1.1 billion of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.
At June 30, 2006, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. This Report contains forward-looking statements about:
•	the adequacy of the $100 million loan loss provision taken in 2005 for Hurricane Katrina to cover actual charge-offs;
•	the expected impact of changes in interest rates on loan demand, credit losses, mortgage origination volume, the value of MSRs, and other sources of earnings;
•	the expected time periods over which unrecognized compensation expense relating to stock options and restricted share rights will be recognized;
•	the expected impact of the adoption of new accounting standards and policies;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning, and other factors;
•	the extent to which changes in the fair value of derivative financial instruments will offset changes in the fair value of derivative loan commitments;
•	future short-term and long-term interest rate levels and their impact on net interest margin, net income, liquidity and capital;
•	future cross-sell opportunities and the expected improvement in operating efficiencies from a common systems platform for all consumer credit products;
•	the anticipated use of proceeds from the issuance of securities;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities;
•	future reclassification to earnings of deferred net gains on derivatives;
•	expected completion dates of pending business combinations and other acquisitions; and
•	the amount of contingent consideration payable in connection with certain acquisitions.
Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to sell more products to our existing customers;
•	decreased demand for our products and services because of an economic slowdown;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs because of changes in interest rates;
•	reduced earnings because of higher credit losses generally and, in the case of Hurricane Katrina, because actual charge-offs exceed the loan loss provision taken in 2005;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	federal and state regulations;

•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2005 Form 10-K, including “Risk Factors,” for information about these factors. Refer also to this Report, including the discussion below and under “Risk Management” in the Financial Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2005 Form 10-K.
Changes in interest rates could reduce the value of our mortgage servicing rights (MSRs) and earnings.
We have a sizeable portfolio of MSRs. A mortgage servicing right is the right to service a mortgage loan — collect principal, interest, escrow amounts, etc. — for a fee. We acquire MSRs when we keep the servicing rights after we sell or securitize the loans we have originated or when we purchase the servicing rights to mortgage loans originated by other lenders. Effective January 1, 2006, upon adoption of FAS 156, we elected to initially measure and carry our residential MSRs using the fair value measurement method. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
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
For more information, refer to “Critical Accounting Policies” and “Risk Management - Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate Risk” in the Financial Review section of this Report.
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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control (OFAC) that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. Therefore, the establishment and maintenance of systems and procedures reasonably designed to ensure compliance cannot guarantee that we will be able to avoid a fine or penalty for noncompliance. For example, in April 2003 and January 2005 OFAC reported settlements with Wells Fargo Bank, N.A. in amounts of $5,500 and $42,833, respectively. These settlements related to transactions involving inadvertent acts or human error alleged to have violated OFAC regulations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation (see “Negative publicity could damage our reputation” under “Risk Factors” in our 2005 Form 10-K) and could restrict the ability of institutional investment managers to invest in our securities.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2006, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)	2006	2005		2006	2005

INTEREST INCOME
Trading assets	$65	$54		$134	$98
Securities available for sale	875	429		1,538	885
Mortgages held for sale	808	481		1,417	911
Loans held for sale	11	15		22	127
Loans	6,245	5,163		12,355	9,943
Other interest income	73	58		143	109

Total interest income	8,077	6,200		15,609	12,073

INTEREST EXPENSE
Deposits	1,794	825		3,276	1,517
Short-term borrowings	289	164		559	313
Long-term debt	1,010	675		1,920	1,254

Total interest expense	3,093	1,664		5,755	3,084

NET INTEREST INCOME	4,984	4,536		9,854	8,989
Provision for credit losses	432	454		865	1,039

Net interest income after provision for credit losses	4,552	4,082		8,989	7,950

NONINTEREST INCOME
Service charges on deposit accounts	665	625		1,288	1,203
Trust and investment fees	675	597		1,338	1,199
Card fees	418	361		802	687
Other fees	510	478		998	931
Mortgage banking	735	237		1,150	1,051
Operating leases	200	202		401	410
Insurance	364	358		728	695
Net gains (losses) on debt securities available for sale	(156)	39		(191)	35
Net gains from equity investments	133	201		323	272
Other	261	231		653	482

Total noninterest income	3,805	3,329		7,490	6,965

NONINTEREST EXPENSE
Salaries	1,754	1,551		3,426	3,031
Incentive compensation	714	562		1,382	1,027
Employee benefits	487	432		1,076	979
Equipment	284	263		619	633
Net occupancy	345	310		681	714
Operating leases	157	157		318	315
Other	1,435	1,279		2,748	2,547

Total noninterest expense	5,176	4,554		10,250	9,246

INCOME BEFORE INCOME TAX EXPENSE	3,181	2,857		6,229	5,669
Income tax expense	1,092	947		2,122	1,903

NET INCOME	$2,089	$1,910		$4,107	$3,766

EARNINGS PER COMMON SHARE	$1.24	$1.14		$2.44	$2.23
DILUTED EARNINGS PER COMMON SHARE	$1.23	$1.12		$2.42	$2.20
DIVIDENDS DECLARED PER COMMON SHARE	$1.08	$.48		$1.60	$.96
Average common shares outstanding	1,681.9	1,687.7		1,680.5	1,691.5
Diluted average common shares outstanding	1,702.2	1,707.2		1,700.0	1,711.4

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2006	2005	2005

ASSETS
Cash and due from banks	$14,069	$15,397	$13,962
Federal funds sold, securities purchased under resale agreements and other short-term investments	5,367	5,306	5,661
Trading assets	7,344	10,905	8,019
Securities available for sale	71,420	41,834	29,216
Mortgages held for sale	39,714	40,534	31,733
Loans held for sale	594	612	651
Loans	300,622	310,837	301,739
Allowance for loan losses	(3,851)	(3,871)	(3,775)

Net loans	296,771	306,966	297,964

Mortgage servicing rights:
Measured at fair value (residential MSRs beginning 2006)	15,650	—	—
Amortized	175	12,511	8,498
Premises and equipment, net	4,529	4,417	4,156
Goodwill	11,091	10,787	10,647
Other assets	32,792	32,472	24,474

Total assets	$499,516	$481,741	$434,981

LIABILITIES
Noninterest-bearing deposits	$89,448	$87,712	$86,791
Interest-bearing deposits	237,004	226,738	188,222

Total deposits	326,452	314,450	275,013
Short-term borrowings	13,619	23,892	17,905
Accrued expenses and other liabilities	33,794	23,071	19,930
Long-term debt	83,757	79,668	82,855

Total liabilities	457,622	441,081	395,703

STOCKHOLDERS’ EQUITY
Preferred stock	548	325	462
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 1,736,381,025 shares	2,894	2,894	2,894
Additional paid-in capital	10,456	9,934	9,862
Retained earnings	31,964	30,580	28,567
Cumulative other comprehensive income	155	665	771
Treasury stock — 55,489,921 shares, 58,797,993 shares and 49,519,417 shares	(3,537)	(3,390)	(2,784)
Unearned ESOP shares	(586)	(348)	(494)

Total stockholders’ equity	41,894	40,660	39,278

Total liabilities and stockholders’ equity	$499,516	$481,741	$434,981

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2004	1,694,591,637	$270	$2,894	$9,806	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income:
Net income					3,766				3,766
Other comprehensive income, net of tax:
Translation adjustments						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $114 million of net gains included in net income						(128)			(128)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $102 million of net losses on cash flow hedges included in net income						(48)			(48)

Total comprehensive income									3,587
Common stock issued	12,357,294			(25)	(55)		679		599
Common stock issued for acquisitions	4,194								—
Common stock repurchased	(22,905,222)						(1,373)		(1,373)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(12)				182	170
Preferred stock (170,368) converted to common shares	2,813,705	(170)		13			157		—
Common stock dividends					(1,626)				(1,626)
Tax benefit upon exercise of stock options				55					55
Other, net		(1)		1					—

Net change	(7,730,029)	192	—	56	2,085	(179)	(537)	(205)	1,412

BALANCE JUNE 30, 2005	1,686,861,608	$462	$2,894	$9,862	$28,567	$771	$(2,784)	$(494)	$39,278

BALANCE DECEMBER 31, 2005	1,677,583,032	$325	$2,894	$9,934	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	1,677,583,032	325	2,894	9,934	30,681	665	(3,390)	(348)	40,761

Comprehensive income:
Net income					4,107				4,107
Other comprehensive income, net of tax:
Translation adjustments						4			4
Minimum pension liability adjustment						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $7 million of net losses included in net income						(592)			(592)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $187 million of net gains on cash flow hedges included in net income						81			81

Total comprehensive income									3,597
Common stock issued	18,735,314			(32)	(132)		1,095		931
Common stock repurchased	(18,360,742)						(1,185)		(1,185)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(14)				205	191
Preferred stock (191,684) converted to common shares	2,933,500	(191)		18			173		—
Common stock dividends					(2,692)				(2,692)
Tax benefit upon exercise of stock options				106					106
Stock option compensation expense				80					80
Net change in deferred compensation and related plans				27			(19)		8
Reclassification of share-based plans				308			(211)		97

Net change	3,308,072	223	—	522	1,283	(510)	(147)	(238)	1,133

BALANCE JUNE 30, 2006	1,680,891,104	$548	$2,894	$10,456	$31,964	$155	$(3,537)	$(586)	$41,894

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,
(in millions)	2006	2005

Cash flows from operating activities:
Net income	$4,107	$3,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	865	1,039
Provision for MSRs in excess of fair value	—	33
Change in fair value of residential MSRs	74	—
Depreciation and amortization	1,274	2,002
Net losses (gains) on securities available for sale	11	(170)
Net gains on mortgage loan origination/sales activities	(632)	(543)
Other net gains	(151)	(25)
Preferred shares released to ESOP	191	170
Stock option compensation expense	80	—
Excess tax benefits related to stock option payments	(106)	—
Net decrease in trading assets	3,580	981
Net increase in deferred income taxes	483	571
Net increase in accrued interest receivable	(115)	(118)
Net increase in accrued interest payable	278	196
Originations of mortgages held for sale	(117,806)	(100,635)
Proceeds from sales of mortgages originated for sale	113,032	95,815
Principal collected on mortgages originated for sale	1,147	912
Net increase in loans originated for sale	18	2,783
Other assets, net	3,095	(1,164)
Other accrued expenses and liabilities, net	10,966	559

Net cash provided by operating activities	20,391	6,172

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	26,330	3,799
Prepayments and maturities	2,983	3,379
Purchases	(60,351)	(2,884)
Net cash paid for acquisitions	(332)	(6)
Increase in banking subsidiaries’ loan originations, net of collections	(17,878)	(17,090)
Proceeds from sales (including participations) of loans by banking subsidiaries	34,832	18,175
Purchases (including participations) of loans by banking subsidiaries	(2,981)	(4,333)
Principal collected on nonbank entities’ loans	11,842	9,393
Loans originated by nonbank entities	(13,215)	(14,274)
Proceeds from sales of foreclosed assets	253	236
Net increase in federal funds sold, securities purchased under resale agreements and other short-term investments	(6)	(641)
Net increase in MSRs	(1,896)	(992)
Other, net	(3,998)	(2,860)

Net cash used by investing activities	(24,417)	(8,098)

Cash flows from financing activities:
Net increase in deposits	11,772	155
Net decrease in short-term borrowings	(10,319)	(4,057)
Proceeds from issuance of long-term debt	11,924	18,171
Long-term debt repayment	(7,959)	(8,905)
Proceeds from issuance of common stock	931	599
Common stock repurchased	(1,185)	(1,373)
Cash dividends paid on common stock	(2,692)	(1,626)
Excess tax benefits related to stock option payments	106	—
Other, net	120	21

Net cash provided by financing activities	2,698	2,985

Net change in cash and due from banks	(1,328)	1,059
Cash and due from banks at beginning of period	15,397	12,903

Cash and due from banks at end of period	$14,069	$13,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,477	$3,280
Income taxes	959	441
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$30,164	$16,619
Net transfers from loans held for sale to loans	—	7,444
Transfers from loans to foreclosed assets	795	284

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
TRANSFERS AND SERVICING OF FINANCIAL ASSETS
We account for a transfer of financial assets as a sale when we surrender control of the transferred assets. Effective January 1, 2006, upon adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (FAS 156), servicing rights resulting from the sale or securitization of loans we originate and purchase (asset transfers), are initially measured at fair value at the date of transfer. We recognize the rights to service mortgage loans for others, or mortgage servicing rights (MSRs), as assets whether we purchase the MSRs or the MSRs result from an asset transfer. We determine the fair value of servicing rights at the date of transfer using the present value of estimated future net servicing income, using assumptions that market participants use in their estimates of values. We use quoted market prices when available to determine the value of other interests held. Gain or loss on sale of loans depends on (a) net proceeds received (including cash proceeds and the value of any servicing asset recorded) and (b) the previous carrying amount of the financial assets transferred and any interests we continue to hold (such as interest-only strips) based on relative fair value at the date of transfer.

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
MSRs Measured at Fair Value
Effective January 1, 2006, upon adoption of FAS 156, we elected to initially measure and subsequently carry our MSRs related to residential mortgage loans (residential MSRs) using the fair value method. Under the fair value method, residential MSRs are carried on the balance sheet at fair value and the changes in fair value, primarily due to changes in valuation inputs and assumptions and to the collection/realization of expected cash flows, are reported in earnings in the period in which the change occurs.
Effective January 1, 2006, upon the remeasurement of our residential MSRs at fair value, we recorded a cumulative-effect adjustment to the 2006 beginning balance of retained earnings of $101 million after tax ($158 million pre tax) in our Statement of Changes in Stockholders’ Equity.
Amortized MSRs
Amortized MSRs, which include commercial MSRs and, prior to January 1, 2006, residential MSRs, are carried at the lower of cost or market. These MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed monthly and is adjusted to reflect changes in prepayment speeds, as well as other factors.
STOCK-BASED COMPENSATION
We have several stock-based employee compensation plans, which are more fully discussed in Note 10. Prior to January 1, 2006, we accounted for stock options and stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by FAS 123, Accounting for Stock-Based Compensation. Under this guidance, no stock option expense was recognized in our income statement for periods prior to January 1, 2006, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in the first six months of 2006 includes; (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123, and (2) compensation cost for all share-based awards granted on or after January 1, 2006, including cost for retirement-eligible team members, which is immediately expensed upon grant, based on the grant date fair value estimated in accordance with FAS 123(R). Results for prior periods have not been restated. In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes of $3,181 million and net income of $2,089 million for the second quarter of 2006 was $28 million and $17 million lower, respectively, and our income before income taxes of $6,229 million and net income of $4,107 million for the first six months of 2006 was $80 million and $50 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Earnings per share and diluted earnings per share for the second quarter of 2006 of $1.24 and $1.23, respectively, were both $.01 per share lower than if we had not adopted FAS 123(R). Earnings per share and diluted earnings per share for the first six months of 2006 of $2.44 and $2.42, respectively, were both $.03 per share lower than if we had not adopted FAS 123(R).
Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $106 million excess tax benefit for the first six months of 2006 classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted FAS 123(R).
Pro forma net income and earnings per common share information are provided in the table below as if we accounted for employee stock option plans under the fair value method of FAS 123 in the second quarter and first six months of 2005.

	Quarter ended	Six months ended
(in millions, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$1,910	$3,766
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Less: Total stock-based employee compensation expense under the fair value method for all awards, net of tax	(23)	(148)

Net income, pro forma	$1,887	$3,618

Earnings per common share
As reported	$1.14	$2.23
Pro forma	1.12	2.14
Diluted earnings per common share
As reported	$1.12	$2.20
Pro forma	1.10	2.11

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
Transactions completed in the first half of 2006 were:

(in millions)	Date	Assets

Secured Capital Corp / Secured Capital LLC, Los Angeles, California	January 18	$132
Martinius Corporation, Rogers, Minnesota	March 1	91
Commerce Funding Corporation, Vienna, Virginia	April 17	82
Fremont National Bank of Canon City / Centennial Bank of Pueblo, Canon City and Pueblo, Colorado	June 7	201
Other (1)	Various	12

		$518

(1)	Consists of three acquisitions of insurance brokerage businesses.
At June 30, 2006, we had two pending business combinations with total assets of approximately $381 million. We expect to complete these transactions in third quarter 2006. In July 2006, we acquired a $140 billion mortgage servicing portfolio from Washington Mutual, Inc.
3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2006		2005		2005

Federal funds sold and securities purchased under resale agreements	$3,744		$3,789		$3,536
Interest-earning deposits	869		847		1,061
Other short-term investments	754		670		1,064

Total	$5,367		$5,306		$5,661

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	June 30, 2006		Dec. 31, 2005		June 30, 2005
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$929	$912	$845	$839	$1,013	$1,018
Securities of U.S. states and political subdivisions	2,909	2,988	3,048	3,191	3,135	3,339
Mortgage-backed securities:
Federal agencies	51,960	51,543	25,304	25,616	15,838	16,402
Private collateralized mortgage obligations (1)	8,033	8,096	6,628	6,750	4,371	4,462

Total mortgage-backed securities	59,993	59,639	31,932	32,366	20,209	20,864
Other	7,080	7,081	4,518	4,538	3,025	3,104

Total debt securities	70,911	70,620	40,343	40,934	27,382	28,325
Marketable equity securities	558	800	558	900	630	891

Total	$71,469	$71,420	$40,901	$41,834	$28,012	$29,216

(1)	Substantially all of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the estimated unrealized net gains (losses) on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	June 30 ,	Dec. 31	,	June 30	,
(in millions)	2006	2005		2005

Estimated unrealized gross gains	$652	$1,041		$1,270
Estimated unrealized gross losses	(701)	(108)		(66)

Estimated unrealized net gains (losses)	$(49)	$933		$1,204

The following table shows the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter			Six months
	ended June 30		,	ended June 30		,
(in millions)	2006	2005		2006	2005

Realized gross gains	$76	$174		$247	$287
Realized gross losses (1)	(173)	(11)		(258)	(117)

Realized net gains (losses)	$(97)	$163		$(11)	$170

(1)	Includes other-than-temporary impairment of $13 million for both the second quarter and first half of 2006 and $5 million and $15 million for the second quarter and first half of 2005, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,499 million, $3,918 million and $3,727 million, at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2006		2005		2005

Commercial and commercial real estate:
Commercial	$66,014		$61,552		$58,877
Other real estate mortgage	29,281		28,545		28,282
Real estate construction	14,764		13,406		11,589
Lease financing	5,301		5,400		5,195

Total commercial and commercial real estate	115,360		108,903		103,943
Consumer:
Real estate 1-4 family first mortgage	50,491		77,768		81,615
Real estate 1-4 family junior lien mortgage	64,727		59,143		55,989
Credit card	12,387		12,009		10,608
Other revolving credit and installment	51,236		47,462		44,974

Total consumer	178,841		196,382		193,186
Foreign	6,421		5,552		4,610

Total loans	$300,622		$310,837		$301,739

The recorded investment in impaired loans and the methodology used to measure impairment was:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2006		2005		2005

Impairment measurement based on:
Collateral value method	$101		$115		$161
Discounted cash flow method	37		75		107

Total (1)	$138		$190		$268

(1)	Includes $47 million, $56 million and $117 million of impaired loans with a related allowance of $12 million, $10 million and $17 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.
The average recorded investment in impaired loans was $137 million and $281 million during second quarter 2006 and 2005, respectively, and $150 million and $291 million in the first half of 2006 and 2005, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2006	2005	2006	2005

Balance, beginning of period	$4,025	$3,950	$4,057	$3,950
Provision for credit losses	432	454	865	1,039
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(93)	(92)	(172)	(176)
Other real estate mortgage	(1)	(2)	(2)	(5)
Real estate construction	—	—	—	(5)
Lease financing	(7)	(10)	(16)	(20)

Total commercial and commercial real estate	(101)	(104)	(190)	(206)
Consumer:
Real estate 1-4 family first mortgage	(22)	(23)	(51)	(59)
Real estate 1-4 family junior lien mortgage	(28)	(30)	(62)	(63)
Credit card	(113)	(134)	(218)	(261)
Other revolving credit and installment	(349)	(296)	(671)	(646)

Total consumer	(512)	(483)	(1,002)	(1,029)
Foreign	(74)	(63)	(148)	(144)

Total loan charge-offs	(687)	(650)	(1,340)	(1,379)

Loan recoveries:
Commercial and commercial real estate:
Commercial	31	37	58	67
Other real estate mortgage	5	1	6	9
Real estate construction	1	7	2	7
Lease financing	6	6	12	11

Total commercial and commercial real estate	43	51	78	94
Consumer:
Real estate 1-4 family first mortgage	9	6	12	9
Real estate 1-4 family junior lien mortgage	10	8	18	14
Credit card	25	23	49	44
Other revolving credit and installment	148	90	277	153

Total consumer	192	127	356	220
Foreign	20	18	41	26

Total loan recoveries	255	196	475	340

Net loan charge-offs	(432)	(454)	(865)	(1,039)

Other	10	(6)	(22)	(6)

Balance, end of period	$4,035	$3,944	$4,035	$3,944

Components:
Allowance for loan losses	$3,851	$3,775	$3,851	$3,775
Reserve for unfunded credit commitments	184	169	184	169

Allowance for credit losses	$4,035	$3,944	$4,035	$3,944

Net loan charge-offs (annualized) as a percentage of average total loans	.58%	.62%	.57%	.72%
Allowance for loan losses as a percentage of total loans	1.28%	1.25%	1.28%	1.25%
Allowance for credit losses as a percentage of total loans	1.34	1.31	1.34	1.31

6. OTHER ASSETS
The components of other assets were:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2006		2005		2005

Nonmarketable equity investments:
Private equity investments	$1,664		$1,537		$1,485
Federal bank stock	1,354		1,402		1,594
All other	2,105		2,151		2,055

Total nonmarketable equity investments (1)	5,123		5,090		5,134
Operating lease assets	3,270		3,414		3,446
Accounts receivable	8,178		11,606		3,401
Interest receivable	2,394		2,279		1,601
Core deposit intangibles	437		489		541
Foreclosed assets:
GNMA loans (2)	238		—		—
Other	275		191		187
Due from customers on acceptances	94		104		153
Other	12,783		9,299		10,011

Total other assets	$32,792		$32,472		$24,474

(1)	At June 30, 2006, December 31, 2005, and June 30, 2005, $4.4 billion, $3.1 billion and $3.2 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed assets included foreclosed real estate securing Government National Mortgage Association (GNMA) loans. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Such assets were included in accounts receivable at December 31, 2005, and June 30, 2005.
Income related to nonmarketable equity investments was:

	Quarter			Six months
	ended June 30		,	ended June 30		,
(in millions)	2006	2005		2006	2005

Net gains from private equity investments	$74	$77		$143	$137
Net losses from all other nonmarketable equity investments	(16)	(3)		(19)	(7)

Net gains from nonmarketable equity investments	$58	$74		$124	$130

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	June 30				,
	2006		2005
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs, before valuation allowance (1):
Residential	$—	$—	$20,366	$10,365
Commercial	233	58	130	35
Core deposit intangibles	2,374	1,937	2,423	1,882
Credit card and other intangibles	573	361	544	289

Total intangible assets	$3,180	$2,356	$23,463	$12,571

MSRs (fair value) (1)	$15,650		$—
Trademark	14		14

(1)	Prior to 2006, amortized intangible assets included both residential and commercial MSRs. Effective January 1, 2006, upon adoption of FAS 156, residential MSRs are measured at fair value and are no longer amortized. See Note 15 for additional information on MSRs.
As of June 30, 2006, the current year and estimated future amortization expense for intangible assets was:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Six months ended June 30, 2006 (actual)	$57	$59	$116

Estimate for year ended December 31,
2006	$112	$91	$203
2007	102	57	159
2008	94	55	149
2009	86	52	138
2010	77	48	125
2011	19	40	59

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at June 30, 2006. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2004	$7,291	$3,037	$353	$10,681
Reduction in goodwill related to divested business	(31)	—	—	(31)
Revision in goodwill related to business combinations	—	(5)	—	(5)
Goodwill from business combinations	2	—	—	2

June 30, 2005	$7,262	$3,032	$353	$10,647

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations (including contingent payments)	30	272	—	302
Foreign currency translation adjustments	—	—	2	2
Realignment of businesses (primarily insurance)	(19)	19	—	—

June 30, 2006	$7,385	$3,338	$368	$11,091

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

June 30, 2005	$3,394	$1,092	$364	$5,797	$10,647
June 30, 2006	3,538	1,388	368	5,797	11,091

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	June 30	,	Dec. 31	,	June 30	,	June 30	,	Dec. 31	,	June 30	,	dividends rate
	2006		2005		2005		2006		2005		2005		Minimum	Maximum
ESOP Preferred Stock (1):
2006	237,291		—		—		$237		$—		$—		10.75%	11.75%
2005	92,584		102,184		203,359		93		102		203		9.75	10.75
2004	73,080		74,880		82,830		73		75		83		8.50	9.50
2003	51,243		52,643		58,878		51		53		59		8.50	9.50
2002	38,764		39,754		45,624		39		40		46		10.50	11.50
2001	27,633		28,263		33,571		28		28		34		10.50	11.50
2000	18,912		19,282		23,922		19		19		24		11.50	12.50
1999	6,231		6,368		8,545		6		6		8		10.30	11.30
1998	1,908		1,953		2,919		2		2		3		10.75	11.75
1997	133		136		2,171		—		—		2		9.50	10.50
1996	—		—		376		—		—		—		8.50	9.50

Total ESOP Preferred Stock	547,779		325,463		462,195		$548		$325		$462

Unearned ESOP shares (2)							$(586)		$(348)		$(494)

(1)	Liquidation preference $1,000.

(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. COMMON STOCK PLANS
We offer several stock-based employee compensation plans, which are described below. Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payment, using the “modified prospective” transition method. FAS 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted share rights (RSRs), based on the fair value of the award on the grant date. The cost is normally recognized in our income statement over the vesting period of the award; awards with graded vesting are expensed on a straight-line method. Awards to retirement-eligible employees are subject to immediate expensing upon grant. Total stock option compensation expense was $80 million in the first half of 2006, with a related recognized tax benefit of $30 million. Stock option expense is based on the fair value of the awards at the date of grant and includes expense for awards granted in 2006 and expense for the unvested portion of awards granted prior to January 1, 2006. Prior to January 1, 2006, we did not record any compensation expense for stock options.
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
Options granted prior to 2004 may include the right to acquire a “reload” stock option. If an option contains the reload feature and if a participant pays all or part of the exercise price of the option with shares of stock purchased in the market or held by the participant for at least six months, upon exercise of the option, the participant is granted a new option to purchase, at the fair market value of the stock as of the date of the reload, the number of shares of stock equal to the sum of the number of shares used in payment of the exercise price and a number of shares with respect to related statutory minimum withholding taxes. Reload grants are fully vested upon grant and are expensed immediately under FAS 123(R) beginning in 2006.
Holders of RSRs are entitled to the related shares of common stock at no cost generally over three to five years after the RSRs were granted. Holders of RSRs generally are entitled to receive cash payments equal to the cash dividends that would have been paid had the RSRs been issued and outstanding shares of common stock. Except in limited circumstances, RSRs are canceled when employment ends.
The compensation expense for RSRs equals the quoted market price of the related stock at the date of grant and is accrued over the vesting period. Total compensation expense for RSRs was not significant in the first half of 2006 and 2005.

For various acquisitions and mergers since 1992, we converted employee and director stock options of acquired or merged companies into stock options to purchase our common stock based on the terms of the original stock option plan and the agreed-upon exchange ratio.
Broad-Based Plans In 1996, we adopted the PartnerShares® Stock Option Plan, a broad-based employee stock option plan. It covers full- and part-time employees who generally were not included in the long-term incentive compensation plans described above. At June 30, 2006, there were 4,305,190 shares available for grant. The exercise date of options granted under the PartnerShares Plan is the earlier of (1) five years after the date of grant or (2) when the quoted market price of the stock reaches a predetermined price. These options generally expire 10 years after the date of grant. No options have been granted under the PartnerShares Plans since 2002. Because the exercise price of each PartnerShares grant has been equal to or higher than the quoted market price of our common stock at the date of grant, we did not recognize any compensation expense in 2005 and prior years. In 2006, under FAS 123(R), we began to recognize expense related to these grants, based on the remaining vesting period.
DIRECTOR PLANS
We provide a stock award to non-employee directors as part of their annual retainer under our director plans. We also provide annual grants of options to purchase common stock to each non-employee director elected or re-elected at the annual meeting of stockholders. The options can be exercised after six months and through the tenth anniversary of the grant date.

The table below summarizes stock option activity and related information for the first six months of 2006.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic value
	Number	price	term (in yrs.)	(in millions)

Long-Term Incentive Compensation Plans
Options outstanding as of December 31, 2005	110,591,112	$49.65
First six months of 2006:
Granted	20,487,284	64.61
Canceled or forfeited	(200,265)	60.17
Exercised	(10,412,292)	44.63

Options outstanding as of June 30, 2006	120,465,839	52.61	6.2	$1,744

As of June 30, 2006:
Options exercisable and expected to be exercisable (1)	119,479,443	52.51	6.2	1,741
Options exercisable	100,925,993	50.42	5.6	1,682
Broad-Based Plans
Options outstanding as of December 31, 2005	24,492,761	$45.51
First six months of 2006:
Canceled or forfeited	(635,287)	49.76
Exercised	(2,930,905)	40.90

Options outstanding as of June 30, 2006	20,926,569	46.02	4.5	$441

As of June 30, 2006:
Options exercisable and expected to be exercisable (1)	20,635,830	45.96	4.5	436
Options exercisable	11,545,494	42.47	3.5	284
Director Plans
Options outstanding as of December 31, 2005	389,514	$48.67
First six months of 2006:
Granted	43,857	65.09
Exercised	(27,720)	30.85

Options outstanding as of June 30, 2006	405,651	51.66	6.0	$6

As of June 30, 2006:
Options exercisable and expected to be exercisable (1)	405,651	51.66	6.0	6
Options exercisable	361,794	50.03	5.6	6

(1)	Adjusted for estimated forfeitures.
As of June 30, 2006, there was $122 million of unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.5 years.
The total intrinsic value of options exercised during the first half of 2006 and 2005 was $288 million and $149 million, respectively.
Cash received from the exercise of options for the first half of 2006 and 2005 was $555 million and $302 million, respectively. The actual tax benefit recognized in stockholders’ equity for the tax deductions from the exercise of options totaled $106 million and $55 million for the first half of 2006 and 2005, respectively.
We do not have a specific policy on repurchasing shares to satisfy share option exercises. Rather, we have a general policy on repurchasing shares to meet common stock issuance requirements for our benefit plans (including share option exercises), conversion of our convertible securities, acquisitions, and other corporate purposes. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.
Effective with the adoption of FAS 123(R), the fair value of each option award granted on or after January 1, 2006, is estimated using a Black-Scholes valuation model. The expected term of options granted is generally based on the historical exercise behavior of full-term options. Our expected volatilities are based on a combination of the historical volatility of our common stock and implied volatilities for traded options on our common stock. The risk-free rate is based on the U.S. Treasury zero-coupon yield curve in effect at the time of grant. Both expected volatility and the risk-free rates are based on a period commensurate with our expected term. The expected dividend is based on the current dividend, our historical pattern of dividend increases and the current market price of our stock.
Prior to the adoption of FAS 123(R), we also used a Black-Scholes valuation model to estimate the fair value of options granted for the pro forma disclosures of net income and earnings per common share that were required by FAS 123.
Effective with the adoption of FAS 123(R), we changed our method of estimating our volatility assumption. Prior to 2006, we used a volatility based on historical stock price changes. Effective January 1, 2006, we used a volatility based on a combination of historical stock price changes and implied volatilities of traded options as both volatilities are relevant in estimating our expected volatility.
The following table presents the weighted-average per share fair value of options granted and the assumptions used, based on a Black-Scholes valuation model.

	Six months ended June 30	,
	2006	2005

Per share fair value of options granted:
Long-Term Incentive Compensation Plans	$8.18	$7.60
Director Plans	9.32	6.28
Expected volatility	16.4%	16.4%
Expected dividends	3.5	3.4
Expected term (in years)	4.5	4.4
Risk-free interest rate	4.4%	3.9%

A summary of the status of our RSRs at June 30, 2006, and changes during the first half of 2006 is in the following table:

		Weighted-average grant-date
	Number	fair value

Nonvested at January 1, 2006	106,183	$53.83
Granted	7,600	65.85
Vested	(3,540)	45.24

Nonvested at June 30, 2006	110,243	54.94

The weighted-average grant-date fair value of RSRs granted during the first half of 2005 was $59.81. At June 30, 2006, there was $2 million of total unrecognized compensation cost related to nonvested RSRs. The cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of RSRs that vested during the first half of 2006 and 2005 was not significant.

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
The net periodic benefit cost (income) for the second quarter and first half of 2006 and 2005 was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,	2006			2005

Service cost	$62	$4	$4	$52	$5	$5
Interest cost	56	4	10	55	4	11
Expected return on plan assets	(105)	—	(8)	(98)	—	(7)
Recognized net actuarial loss (1)	14	2	1	17	1	3
Amortization of prior service cost	—	—	(1)	(1)	—	(1)
Special termination benefits	2	—	—	—	—	—
Curtailment gain	—	—	(9)	—	—	—

Net periodic benefit cost (income)	$29	$10	$(3)	$25	$10	$11

Six months ended June 30,
Service cost	$124	$8	$8	$104	$10	$10
Interest cost	112	8	20	110	7	22
Expected return on plan assets	(210)	—	(16)	(196)	—	(13)
Recognized net actuarial loss (1)	28	4	3	34	2	5
Amortization of prior service cost	—	—	(2)	(2)	(1)	(1)
Special termination benefits	2	—	—	—	—	—
Curtailment gain	—	—	(9)	—	—	—

Net periodic benefit cost	$56	$20	$4	$50	$18	$23

(1)	Net actuarial loss is generally amortized over five years.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter			Six months
	ended June 30		,	ended June 30		,
(in millions, except per share amounts)	2006	2005		2006	2005

Net income (numerator)	$2,089	$1,910		$4,107	$3,766

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	1,681.9	1,687.7		1,680.5	1,691.5

Per share	$1.24	$1.14		$2.44	$2.23

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	1,681.9	1,687.7		1,680.5	1,691.5
Add: Stock options	20.2	19.2		19.4	19.6
Restricted share rights	.1	.3		.1	.3

Diluted average common shares outstanding (denominator)	1702.2	1,707.2		1,700.0	1,711.4

Per share	$1.23	$1.12		$2.42	$2.20

In second quarter 2006 and 2005, options to purchase 1.5 million and 3.7 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.
On June 27, 2006, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on our common stock, to be distributed August 11, 2006, to stockholders of record at the close of business August 4, 2006. We will distribute one share of common stock for each share of common stock issued and outstanding or held in the treasury of the Company.

13. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect the realignment of our automobile financing business into Wells Fargo Financial in third quarter 2005 and the realignment of our insurance business into Wholesale Banking in first quarter 2006, results for prior periods have been revised.
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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company

Quarter ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (1)	$3,321	$3,121	$706	$591	$957	$824	$4,984	$4,536
Provision (reversal of provision) for credit losses	187	197	(7)	(10)	252	267	432	454
Noninterest income	2,398	1,992	1,085	1,005	322	332	3,805	3,329
Noninterest expense	3,485	3,066	1,018	874	673	614	5,176	4,554

Income before income tax expense	2,047	1,850	780	732	354	275	3,181	2,857
Income tax expense	711	610	257	242	124	95	1,092	947

Net income	$1,336	$1,240	$523	$490	$230	$180	$2,089	$1,910

Average loans	$173.9	$189.3	$70.4	$61.2	$56.1	$45.1	$300.4	$295.6
Average assets (2)	327.2	289.4	97.2	88.6	61.3	51.3	491.5	435.1
Average core deposits	230.7	214.5	26.9	23.8	.1	—	257.7	238.3
Six months ended June 30,
Net interest income (1)	$6,577	$6,212	$1,386	$1,157	$1,891	$1,620	$9,854	$8,989
Provision (reversal of provision) for credit losses	376	384	(9)	(6)	498	661	865	1,039
Noninterest income	4,541	4,367	2,181	1,956	768	642	7,490	6,965
Noninterest expense	6,872	6,286	2,010	1,716	1,368	1,244	10,250	9,246

Income before income tax expense	3,870	3,909	1,566	1,403	793	357	6,229	5,669
Income tax expense	1,324	1,316	515	462	283	125	2,122	1,903

Net income	$2,546	$2,593	$1,051	$941	$510	$232	$4,107	$3,766

Average loans	$182.1	$186.7	$69.0	$60.4	$54.6	$44.4	$305.7	$291.5
Average assets (2)	321.0	289.6	96.6	87.2	60.0	50.5	483.4	433.1
Average core deposits	229.4	210.4	26.4	24.7	.1	—	255.9	235.1

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.

(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $3.0 billion and $2.5 billion in total assets at June 30, 2006, and December 31, 2005, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $2.6 billion and $2.9 billion in total assets at June 30, 2006, and December 31, 2005, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $840 million and $870 million at June 30, 2006, and December 31, 2005, respectively, predominantly representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

15. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
Effective January 1, 2006, upon adoption of FAS 156, we remeasured our residential mortgage servicing rights (MSRs) at fair value and recognized a pre-tax adjustment of $158 million to residential MSRs and recorded a corresponding cumulative effect adjustment of $101 million (after tax) to the 2006 beginning balance of retained earnings in our Statement of Changes in Stockholders’ Equity. The table below reconciles the December 31, 2005, and January 1, 2006, balance of MSRs.

	Residential	Commercial	Total
(in millions)	MSRs	MSRs	MSRs

Balance at December 31, 2005	$12,389	$122	$12,511
Remeasurement upon adoption of FAS 156	158	—	158

Balance at January 1, 2006	$12,547	$122	$12,669

The changes in residential MSRs measured using the fair value method were:

	Quarter ended	Six months ended
(in millions)	June 30, 2006	June 30, 2006

Fair value, beginning of period	$13,800	$12,547
Purchases	511	730
Servicing from securitizations or asset transfers	1,310	2,299
Changes in fair value:
Due to change in valuation model inputs or assumptions (1)	550	1,072
Other changes in fair value (2)	(521)	(998)

Fair value, end of period	$15,650	$15,650

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2006	2005	2006	2005

Balance, beginning of period	$142	$10,266	$122	$9,466
Purchases (1)	39	453	64	988
Servicing from securitizations or asset transfers	—	529	—	914
Amortization	(6)	(493)	(11)	(963)
Other (includes changes due to hedging)	—	(659)	—	(309)

Balance, end of period	$175	$10,096	$175	$10,096

Valuation allowance:
Balance, beginning of period	$—	$1,294	$—	$1,565
Provision for MSRs in excess of fair value	—	304	—	33

Balance, end of period	$—	$1,598	$—	$1,598

Amortized MSRs, net	$175	$8,498	$175	$8,498

Fair value of amortized MSRs:
Beginning of period	$205	$8,989	$146	$7,913
End of period	252	8,517	252	8,517

(1)	Based on June 30, 2006, assumptions, the weighted-average amortization period for MSRs added during both the second quarter and first half of 2006 was approximately 9.8 years.
The components of our managed servicing portfolio were:

	June 30		,
(in billions)	2006	2005

Loans serviced for others (1)	$1,020	$761
Owned loans serviced (2)	90	113

Total owned servicing	1,110	874
Sub-servicing	23	32

Total managed servicing portfolio	$1,133	$906

Ratio of MSRs to related loans serviced for others	1.55%	1.12%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.

(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.

The components of mortgage banking noninterest income were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2006	2005	2006	2005

Servicing income, net:
Servicing fees (1)	$820	$593	$1,567	$1,163
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	550	—	1,072	—
Other changes in fair value (3)	(521)	—	(998)	—
Amortization	(6)	(493)	(11)	(963)
Provision for MSRs in excess of fair value	—	(304)	—	(33)
Net derivative gains (losses):
Fair value accounting hedges (4)	—	105	—	190
Economic hedges (5)	(533)	—	(1,239)	—

Total servicing income, net	310	(99)	391	357
Net gains on mortgage loan origination/sales activities	359	250	632	543
All other	66	86	127	151

Total mortgage banking noninterest income	$735	$237	$1,150	$1,051

Market-related valuation changes to MSRs, net of hedge results (2) + (5)	$17		$(167)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Results related to MSRs fair value hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), consist of gains and losses excluded from the evaluation of hedge effectiveness and the ineffective portion of the change in the value of these derivatives. Gains and losses excluded from the evaluation of hedge effectiveness are those caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time). See Note 19 — Fair Value Hedges for additional discussion and detail.

(5)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 19 — Free-Standing Derivatives for additional discussion and detail.

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
Condensed Consolidating Statement of Income

	Quarter ended June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$240	$—	$—	$(240)	$—
Nonbank	168	—	—	(168)	—
Interest income from loans	—	1,307	4,947	(9)	6,245
Interest income from subsidiaries	814	—	—	(814)	—
Other interest income	24	27	1,781	—	1,832

Total interest income	1,246	1,334	6,728	(1,231)	8,077

Deposits	—	—	1,794	—	1,794
Short-term borrowings	101	84	328	(224)	289
Long-term debt	793	445	146	(374)	1,010

Total interest expense	894	529	2,268	(598)	3,093

NET INTEREST INCOME	352	805	4,460	(633)	4,984
Provision for credit losses	—	55	377	—	432

Net interest income after provision for credit losses	352	750	4,083	(633)	4,552

NONINTEREST INCOME
Fee income — nonaffiliates	—	66	2,202	—	2,268
Other	(4)	57	1,497	(13)	1,537

Total noninterest income	(4)	123	3,699	(13)	3,805

NONINTEREST EXPENSE
Salaries and benefits	19	252	2,684	—	2,955
Other	(15)	225	2,249	(238)	2,221

Total noninterest expense	4	477	4,933	(238)	5,176

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	344	396	2,849	(408)	3,181
Income tax expense (benefit)	(26)	137	981	—	1,092
Equity in undistributed income of subsidiaries	1,719	—	—	(1,719)	—

NET INCOME	$2,089	$259	$1,868	$(2,127)	$2,089

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$174	$—	$—	$(174)	$—
Nonbank	80	—	—	(80)	—
Interest income from loans	—	1,066	4,097	—	5,163
Interest income from subsidiaries	521	—	—	(521)	—
Other interest income	25	24	988	—	1,037

Total interest income	800	1,090	5,085	(775)	6,200

Deposits	—	—	825	—	825
Short-term borrowings	61	40	215	(152)	164
Long-term debt	457	332	153	(267)	675

Total interest expense	518	372	1,193	(419)	1,664

NET INTEREST INCOME	282	718	3,892	(356)	4,536
Provision for credit losses	—	287	167	—	454

Net interest income after provision for credit losses	282	431	3,725	(356)	4,082

NONINTEREST INCOME
Fee income — nonaffiliates	—	54	2,007	—	2,061
Other	47	66	1,189	(34)	1,268

Total noninterest income	47	120	3,196	(34)	3,329

NONINTEREST EXPENSE
Salaries and benefits	(18)	241	2,322	—	2,545
Other	(32)	163	2,014	(136)	2,009

Total noninterest expense	(50)	404	4,336	(136)	4,554

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	379	147	2,585	(254)	2,857
Income tax expense	15	50	882	—	947
Equity in undistributed income of subsidiaries	1,546	—	—	(1,546)	—

NET INCOME	$1,910	$97	$1,703	$(1,800)	$1,910

Condensed Consolidating Statement of Income

	Six months ended June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$835	$—	$—	$(835)	$—
Nonbank	173	—	—	(173)	—
Interest income from loans	—	2,597	9,776	(18)	12,355
Interest income from subsidiaries	1,568	—	—	(1,568)	—
Other interest income	52	50	3,152	—	3,254

Total interest income	2,628	2,647	12,928	(2,594)	15,609

Deposits	—	—	3,276	—	3,276
Short-term borrowings	210	178	600	(429)	559
Long-term debt	1,499	853	293	(725)	1,920

Total interest expense	1,709	1,031	4,169	(1,154)	5,755

NET INTEREST INCOME	919	1,616	8,759	(1,440)	9,854
Provision for credit losses	—	327	538	—	865

Net interest income after provision for credit losses	919	1,289	8,221	(1,440)	8,989

NONINTEREST INCOME
Fee income — nonaffiliates	—	130	4,296	—	4,426
Other	(27)	123	2,996	(28)	3,064

Total noninterest income	(27)	253	7,292	(28)	7,490

NONINTEREST EXPENSE
Salaries and benefits	52	537	5,295	—	5,884
Other	(17)	436	4,407	(460)	4,366

Total noninterest expense	35	973	9,702	(460)	10,250

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	857	569	5,811	(1,008)	6,229
Income tax expense (benefit)	(60)	201	1,981	—	2,122
Equity in undistributed income of subsidiaries	3,190	—	—	(3,190)	—

NET INCOME	$4,107	$368	$3,830	$(4,198)	$4,107

Condensed Consolidating Statement of Income

	Six months ended June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$2,924	$—	$—	$(2,924)	$—
Nonbank	185	—	—	(185)	—
Interest income from loans	—	2,067	7,876	—	9,943
Interest income from subsidiaries	955	—	—	(955)	—
Other interest income	53	58	2,019	—	2,130

Total interest income	4,117	2,125	9,895	(4,064)	12,073

Deposits	—	—	1,517	—	1,517
Short-term borrowings	111	73	395	(266)	313
Long-term debt	826	640	285	(497)	1,254

Total interest expense	937	713	2,197	(763)	3,084

NET INTEREST INCOME	3,180	1,412	7,698	(3,301)	8,989
Provision for credit losses	—	637	402	—	1,039

Net interest income after provision for credit losses	3,180	775	7,296	(3,301)	7,950

NONINTEREST INCOME
Fee income — nonaffiliates	—	108	3,912	—	4,020
Other	71	113	2,827	(66)	2,945

Total noninterest income	71	221	6,739	(66)	6,965

NONINTEREST EXPENSE
Salaries and benefits	12	482	4,543	—	5,037
Other	5	344	4,118	(258)	4,209

Total noninterest expense	17	826	8,661	(258)	9,246

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,234	170	5,374	(3,109)	5,669
Income tax expense (benefit)	(2)	58	1,847	—	1,903
Equity in undistributed income of subsidiaries	530	—	—	(530)	—

NET INCOME	$3,766	$112	$3,527	$(3,639)	$3,766

Condensed Consolidating Balance Sheet

	June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$12,310	$201	$—	$(12,511)	$—
Nonaffiliates	76	274	19,086	—	19,436
Securities available for sale	885	1,789	68,752	(6)	71,420
Mortgages and loans held for sale	—	21	40,287	—	40,308
Loans	—	46,148	255,371	(897)	300,622
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	46,100	480	—	(46,580)	—
Allowance for loan losses	—	(1,142)	(2,709)	—	(3,851)

Net loans	49,500	45,486	252,662	(50,877)	296,771

Investments in subsidiaries:
Bank	39,588	—	—	(39,588)	—
Nonbank	4,565	—	—	(4,565)	—
Other assets	6,678	1,368	65,843	(2,308)	71,581

Total assets	$113,602	$49,139	$446,630	$(109,855)	$499,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$338,963	$(12,511)	$326,452
Short-term borrowings	27	6,726	19,026	(12,160)	13,619
Accrued expenses and other liabilities	4,619	1,026	31,225	(3,076)	33,794
Long-term debt	62,395	38,533	16,215	(33,386)	83,757
Indebtedness to subsidiaries	4,667	—	—	(4,667)	—

Total liabilities	71,708	46,285	405,429	(65,800)	457,622
Stockholders’ equity	41,894	2,854	41,201	(44,055)	41,894

Total liabilities and stockholders’ equity	$113,602	$49,139	$446,630	$(109,855)	$499,516

Condensed Consolidating Balance Sheet

	June 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$14,612	$185	$—	$(14,797)	$—
Nonaffiliates	248	313	19,062	—	19,623
Securities available for sale	1,258	1,829	26,134	(5)	29,216
Mortgages and loans held for sale	—	24	32,360	—	32,384
Loans	1	38,024	263,714	—	301,739
Loans to subsidiaries:
Bank	2,300	816	—	(3,116)	—
Nonbank	40,324	905	—	(41,229)	—
Allowance for loan losses	—	(995)	(2,780)	—	(3,775)

Net loans	42,625	38,750	260,934	(44,345)	297,964

Investments in subsidiaries:
Bank	35,423	—	—	(35,423)	—
Nonbank	4,563	—	—	(4,563)	—
Other assets	5,382	841	51,126	(1,555)	55,794

Total assets	$104,111	$41,942	$389,616	$(100,688)	$434,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$289,810	$(14,797)	$275,013
Short-term borrowings	154	5,819	23,400	(11,468)	17,905
Accrued expenses and other liabilities	3,079	1,247	17,950	(2,346)	19,930
Long-term debt	57,789	32,366	21,104	(28,404)	82,855
Indebtedness to subsidiaries	3,811	—	—	(3,811)	—

Total liabilities	64,833	39,432	352,264	(60,826)	395,703
Stockholders’ equity	39,278	2,510	37,352	(39,862)	39,278

Total liabilities and stockholders’ equity	$104,111	$41,942	$389,616	$(100,688)	$434,981

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,851	$331	$18,209	$20,391

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	99	260	25,971	26,330
Prepayments and maturities	2	76	2,905	2,983
Purchases	(103)	(385)	(59,863)	(60,351)
Net cash paid for acquisitions	—	—	(332)	(332)
Increase in banking subsidiaries’ loan originations, net of collections	—	(830)	(17,048)	(17,878)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	34,782	34,832
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(2,779)	(2,981)
Principal collected on nonbank entities’ loans	—	10,489	1,353	11,842
Loans originated by nonbank entities	—	(11,257)	(1,958)	(13,215)
Net repayments from (advances to) nonbank entities	1,091	—	(1,091)	—
Capital notes and term loans made to subsidiaries	(4,705)	—	4,705	—
Principal collected on notes/loans made to subsidiaries	2,149	—	(2,149)	—
Net decrease (increase) in investment in subsidiaries	189	—	(189)	—
Other, net	—	497	(6,144)	(5,647)

Net cash used by investing activities	(1,278)	(1,302)	(21,837)	(24,417)

Cash flows from financing activities:
Net increase in deposits	—	—	11,772	11,772
Net increase (decrease) in short-term borrowings	635	(2,279)	(8,675)	(10,319)
Proceeds from issuance of long-term debt	8,279	4,987	(1,342)	11,924
Long-term debt repayment	(5,055)	(1,743)	(1,161)	(7,959)
Proceeds from issuance of common stock	931	—	—	931
Common stock repurchased	(1,185)	—	—	(1,185)
Cash dividends paid on common stock	(2,692)	—	—	(2,692)
Excess tax benefits related to stock option payments	106	—	—	106
Other, net	—	7	113	120

Net cash provided by financing activities	1,019	972	707	2,698

Net change in cash and due from banks	1,592	1	(2,921)	(1,328)
Cash and due from banks at beginning of period	10,794	474	4,129	15,397

Cash and due from banks at end of period	$12,386	$475	$1,208	$14,069

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$3,325	$875	$1,972	$6,172

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	212	103	3,484	3,799
Prepayments and maturities	64	93	3,222	3,379
Purchases	(123)	(196)	(2,565)	(2,884)
Net cash paid for acquisitions	—	—	(6)	(6)
Increase in banking subsidiaries’ loan originations, net of collections	—	(234)	(16,856)	(17,090)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	99	18,076	18,175
Purchases (including participations) of loans by banking subsidiaries	—	—	(4,333)	(4,333)
Principal collected on nonbank entities’ loans	—	9,393	—	9,393
Loans originated by nonbank entities	—	(14,274)	—	(14,274)
Net repayments from (advances to) nonbank entities	(629)	—	629	—
Capital notes and term loans made to subsidiaries	(5,328)	—	5,328	—
Principal collected on notes/loans made to subsidiaries	401	—	(401)	—
Net decrease (increase) in investment in subsidiaries	168	—	(168)	—
Other, net	—	(900)	(3,357)	(4,257)

Net cash used by investing activities	(5,235)	(5,916)	3,053	(8,098)

Cash flows from financing activities:
Net increase in deposits	—	—	155	155
Net increase (decrease) in short-term borrowings	999	157	(5,213)	(4,057)
Proceeds from issuance of long-term debt	11,486	6,068	617	18,171
Long-term debt repayment	(3,034)	(1,168)	(4,703)	(8,905)
Proceeds from issuance of common stock	599	—	—	599
Common stock repurchased	(1,373)	—	—	(1,373)
Cash dividends paid on common stock	(1,626)	—	—	(1,626)
Other, net	—	—	21	21

Net cash provided (used) by financing activities	7,051	5,057	(9,123)	2,985

Net change in cash and due from banks	5,141	16	(4,098)	1,059
Cash and due from banks at beginning of period	9,719	482	2,702	12,903

Cash and due from banks at end of period	$14,860	$498	$(1,396)	$13,962

17. GUARANTEES
We provide significant guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We will be required to make payment if a customer defaults. Standby letters of credit were $11.1 billion at June 30, 2006, and $10.9 billion at December 31, 2005, including financial guarantees of $6.5 billion and $6.4 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $2.5 billion at June 30, 2006, and $2.1 billion at December 31, 2005. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $972 million at June 30, 2006, and $761 million at December 31, 2005.
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
We write options, floors and caps. We exercise options when it is to our benefit. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $692 million at June 30, 2006, and $563 million at December 31, 2005. The aggregate written floors and caps liability was $163 million and $169 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $55.5 billion at June 30, 2006, and $45.5 billion at December 31, 2005, and the aggregate notional value related to written floors and caps was $12.8 billion and $24.3 billion, respectively. We offset substantially all options written to customers with purchased options and other derivatives.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a liability of $4 million at June 30, 2006, and $6 million at December 31, 2005. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.8 billion and $2.7 billion based on notional value at June 30, 2006, and December 31, 2005, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at June 30, 2006, and December 31, 2005. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At June 30, 2006, and December 31, 2005, the amount of contingent consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 23 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $95 million at June 30, 2006, and $110 million at December 31, 2005.

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $4.2 billion at June 30, 2006. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of June 30, 2006:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$47.2	11.82%	≥	$31.9	≥	8.00%
Wells Fargo Bank, N.A.	38.2	11.74	≥	26.0	≥	8.00		≥	$32.5	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$33.3	8.35%	≥	$16.0	≥	4.00%
Wells Fargo Bank, N.A.	27.2	8.36	≥	13.0	≥	4.00		≥	$19.5	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$33.3	6.99%	≥	$19.1	≥	4.00	%(1)
Wells Fargo Bank, N.A.	27.2	6.74	≥	16.1	≥	4.00	(1)	≥	$20.2	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2006, Wells Fargo Bank, N.A. met these requirements.

19. DERIVATIVES
Fair Value Hedges
Prior to January 1, 2006, we used derivatives as fair value hedges to manage the risk of changes in the fair value of residential MSRs and other interests held. These derivatives included interest rate swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts. Derivative gains or losses caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time) were excluded from the evaluation of hedge effectiveness, but were reflected in earnings. Upon adoption of FAS 156, derivatives used to hedge our residential MSRs are no longer accounted for as fair value hedges under FAS 133, but as economic hedges. Net derivative gains and losses related to our residential mortgage servicing activities are included in “Servicing income, net” in Note 15.
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
We enter into equity collars to lock in share prices between specified levels for certain equity securities. As permitted, we include the intrinsic value only (excluding time value) when assessing hedge effectiveness. The net derivative gain or loss related to the equity collars is recorded in “Other” noninterest income in the income statement.
At June 30, 2006, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use derivatives, such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts, to hedge forecasted sales of mortgage loans. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of June 30, 2006, all designated cash flow hedges continued to qualify as cash flow hedges.
We expect that $73 million of deferred net gains on derivatives in other comprehensive income at June 30, 2006, will be reclassified as earnings during the next twelve months, compared with

$23 million of deferred net losses at June 30, 2005. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.
The following table provides derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2006	2005	2006	2005

Gains (losses) from fair value hedges (1) from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$2	$203	$(8)	$441
Ineffective portion of change in value of derivatives	7	(99)	11	(248)
Gains (losses) from ineffective portion of change in the value of cash flow hedges	39	(20)	55	(8)

(1)	Includes hedges of equity securities, commercial real estate and franchise loans, long-term debt and certificates of deposit, and foreign currency, and, for 2005, residential MSRs. Upon adoption of FAS 156, derivatives used to hedge our residential MSRs are no longer accounted for as fair value hedges under FAS 133.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of residential MSRs and other interests held, with the resulting gain or loss reflected in income. These derivatives include swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, in addition to securities available for sale. Net derivative losses of $533 million and $1,239 million for the second quarter and first half of 2006, respectively, from economic hedges related to our mortgage servicing activities are included on the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $53 million at June 30, 2006, and $32 million at December 31, 2005, and is included on the balance sheet in “Other assets.” Changes in fair value of securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is hedged with free-standing derivatives (economic hedges) such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value recorded as a part of mortgage banking noninterest income in the income statement. We record a zero fair value for a derivative loan commitment at inception consistent with Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time (referred to as a fall-out factor). The aggregate fair value of derivative loan commitments on the consolidated balance sheet at June 30, 2006, and December 31, 2005, was a net liability of $198 million and $54 million, respectively; and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.
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
Derivative Financial Instruments — Summary Information
The total credit risk amount and estimated net fair value for derivatives at June 30, 2006, and December 31, 2005, were:

	June 30, 2006		December 31, 2005
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$838	$(460)	$726	$218
Equity contracts	1	(12)	3	—
Foreign exchange contracts	450	390	153	93
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,985	136	1,395	47
Commodity contracts	624	50	801	38
Equity contracts	213	(18)	258	(12)
Foreign exchange contracts	481	13	315	24
Credit contracts	37	(10)	23	(33)

(1)	Includes fair value and cash flow hedges accounted for under FAS 133 and free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs and other interests held.

(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2006.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations
April	1,272,211		$65.28	1,272,211		23,607,372
May	3,993,671		67.21	3,993,671		19,613,701
June	2,788,054		67.19	2,788,054		41,825,647

Total	8,053,936			8,053,936

(1)	All shares were repurchased under two authorizations each covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 15, 2005, and June 27, 2006. Unless modified or revoked by the Board, these authorizations do not expire.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 25, 2006. There were 1,676,267,191 shares of common stock outstanding and entitled to vote at the meeting. A total of 1,387,943,625 shares of common stock were represented at the meeting in person or by proxy, representing 82.8% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:
(1)	re-elected all 14 of the Company’s directors;
(2)	ratified the appointment of KPMG LLP as independent auditors for 2006;
(3)	rejected the stockholder proposal regarding a director election By-Law amendment;
(4)	rejected the stockholder proposal regarding separation of Board Chair and CEO positions;
(5)	rejected the stockholder proposal regarding director compensation; and
(6)	rejected the stockholder proposal regarding a report on Home Mortgage Disclosure Act (HMDA) data.

The voting results for each matter were:
(1)	Election of Directors

	For	Withheld
Lloyd H. Dean	1,369,773,670	18,169,955
Susan E. Engel	1,366,883,252	21,060,373
Enrique Hernandez, Jr.	1,270,353,358	117,590,267
Robert L. Joss	1,370,672,030	17,271,595
Richard M. Kovacevich	1,355,575,233	32,368,392
Richard D. McCormick	1,362,285,264	25,658,361
Cynthia H. Milligan	989,765,667	398,177,958
Nicholas G. Moore	1,370,033,855	17,909,770
Philip J. Quigley	985,123,634	402,819,991
Donald B. Rice	985,156,417	402,787,208
Judith M. Runstad	1,363,902,986	24,040,639
Stephen W. Sanger	1,367,186,252	20,757,373
Susan G. Swenson	1,356,537,219	31,406,406
Michael W. Wright	986,662,147	401,281,478
(2)	Proposal to Ratify Appointment of KPMG LLP

For	Against	Abstentions
1,349,881,489	27,235,362	10,826,774
(3)	Stockholder Proposal Regarding a Director Election By-Law Amendment

For	Against	Abstentions	Non-Votes
454,167,038	709,041,544	21,078,013	203,657,030
(4)	Stockholder Proposal Regarding Separation of Board Chair and CEO Positions

For	Against	Abstentions	Non-Votes
421,603,315	745,948,187	16,735,093	203,657,030
(5)	Stockholder Proposal Regarding Director Compensation

For	Against	Abstentions	Non-Votes
86,270,060	1,072,684,460	25,332,075	203,657,030
(6)	Proposal Regarding a Report on HMDA Data

For	Against	Abstentions	Non-Votes
77,931,149	991,896,026	114,459,420	203,657,030

Item 6.	Exhibits

The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K dated June 28, 1993. Certificates of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated July 3, 1995 (authorizing preference stock), Exhibits 3(b) and 3(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (changing the Company’s name and increasing authorized common and preferred stock, respectively) and Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (increasing authorized common stock)

(b)	Certificate of Change of Location of Registered Office and Change of Registered Agent, incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999

(c)	Certificate Eliminating the Certificate of Designations for the Company’s Cumulative Convertible Preferred Stock, Series B, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed November 1, 1995

(d)	Certificate Eliminating the Certificate of Designations for the Company’s 10.24% Cumulative Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed February 20, 1996

(e)	Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 21, 1997

(f)	Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 20, 1998

(g)	Certificate Eliminating the Certificate of Designations for the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed April 21, 1999

(h)	Certificate of Designations for the Company’s 1999 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed April 21, 1999

(i)	Certificate of Designations for the Company’s 2000 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

(j)	Certificate of Designations for the Company’s 2001 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 17, 2001

3(k)	Certificate of Designations for the Company’s 2002 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed April 16, 2002

(l)	Certificate of Designations for the Company’s 2003 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 15, 2003

(m)	Certificate of Designations for the Company’s 2004 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(o) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(n)	Certificate of Designations for the Company’s 2005 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2005

(o)	Certificate of Designations for the Company’s 2006 ESOP Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 21, 2006

(p)	By-Laws, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 30, 2006

4(a)	See Exhibits 3(a) through 3(p)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Form of Non-Qualified Stock Option Agreement for June 27, 2006, grants to executive officers, incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed June 30, 2006

12	Computation of Ratios of Earnings to Fixed Charges, filed herewith.

	Quarter ended June 30		,	Six months ended June 30		,
	2006	2005		2006	2005

Ratio of earnings to fixed charges:
Including interest on deposits	2.01	2.67		2.06	2.78
Excluding interest on deposits	3.35	4.22		3.41	4.40

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith

(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350, furnished herewith
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2006	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)