Form 10-Q
period 2006-09-30
WELLS FARGO & CO/MN
filed 2006-11-02
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes   ☐     No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 31, 2006
Common stock, $1-2/3 par value	3,375,964,759

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2006 from		Nine months ended
	Sept. 30 ,	June 30 ,	Sept. 30 ,	June 30 ,	Sept. 30 ,	Sept. 30 ,	Sept. 30 ,	%
($ in millions, except per share amounts)	2006	2006	2005	2006	2005	2006	2005	Change

For the Period
Net income	$2,194	$2,089	$1,975	5%	11%	$6,301	$5,741	10%
Diluted earnings per common share	0.64	0.61	0.58	5	10	1.85	1.68	10
Profitability ratios (annualized)
Net income to average total assets (ROA)	1.76%	1.71%	1.75%	3	1	1.73%	1.75%	(1)
Net income to average stockholders’ equity (ROE)	20.00	19.76	19.72	1	1	19.89	19.70	1
Efficiency ratio (1)	56.9	58.9	57.5	(3)	(1)	58.3	57.8	1
Total revenue	$8,934	$8,789	$8,503	2	5	$26,278	$24,457	7
Dividends declared per common share	—	0.54	0.26	(100)	(100)	0.80	0.74	8
Average common shares outstanding	3,371.9	3,363.8	3,373.5	—	—	3,364.6	3,379.8	—
Diluted average common shares outstanding	3,416.0	3,404.4	3,410.6	—	—	3,405.5	3,418.7	—
Average loans	$303,980	$300,388	$295,611	1	3	$305,141	$292,874	4
Average assets	494,679	491,456	448,159	1	10	487,182	438,143	11
Average core deposits (2)	260,430	257,695	247,187	1	5	257,402	239,171	8
Average retail core deposits (3)	212,440	213,588	205,078	(1)	4	212,980	198,881	7
Net interest margin	4.79%	4.76%	4.86%	1	(1)	4.80%	4.87%	(1)
At Period End
Securities available for sale	$52,635	$71,420	$34,480	(26)	53	$52,635	$34,480	53
Loans	307,491	300,622	296,189	2	4	307,491	296,189	4
Allowance for loan losses	3,799	3,851	3,886	(1)	(2)	3,799	3,886	(2)
Goodwill	11,192	11,091	10,776	1	4	11,192	10,776	4
Assets	483,441	499,516	453,494	(3)	7	483,441	453,494	7
Core deposits (2)	260,793	260,427	248,384	—	5	260,793	248,384	5
Stockholders’ equity	44,862	41,894	39,835	7	13	44,862	39,835	13
Tier 1 capital (4)	35,551	33,344	30,996	7	15	35,551	30,996	15
Total capital (4)	50,197	47,202	43,925	6	14	50,197	43,925	14
Capital ratios
Stockholders’ equity to assets	9.28%	8.39%	8.78%	11	6	9.28%	8.78%	6
Risk-based capital (4)
Tier 1 capital	8.74	8.35	8.35	5	5	8.74	8.35	5
Total capital	12.34	11.82	11.84	4	4	12.34	11.84	4
Tier 1 leverage (4)	7.41	6.99	7.16	6	3	7.41	7.16	3
Book value per common share	$13.30	$12.46	$11.86	7	12	$13.30	$11.86	12
Team members (active, full-time equivalent)	156,400	154,300	151,300	1	3	156,400	151,300	3
Common Stock Price
High	$36.89	$34.86	$31.44	6	17	$36.89	$31.44	17
Low	33.36	31.90	29.00	5	15	30.31	28.89	5
Period end	36.18	33.54	29.29	8	24	36.18	29.29	24

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates and market rate and other savings.
(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(4)	See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2006, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. We identify some of the forward-looking statements contained in this Report in the “Risk Factors” section. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $483 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at September 30, 2006. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In third quarter 2006, we achieved record diluted earnings per share of $0.64, up 10% from a year ago, and record net income of $2.19 billion, up 11% from a year ago. All common share and per share disclosures in this Report reflect the two-for-one stock split in the form of a 100% stock dividend distributed August 11, 2006. Our results were driven by solid revenue growth, with revenue in businesses other than Wells Fargo Home Mortgage (Home Mortgage) up a combined 13% from last year, and positive operating leverage, and once again demonstrated the advantage of our diversified business model. Despite the uncertain economic and interest rate environment, our diverse group of more than 80 businesses once again produced double-digit earnings growth, led by particular strength in regional banking and wholesale/commercial banking. We continued to have strong performance on numerous financial measures, including a wider net interest margin, improved operating efficiency and, at 20%, the highest return on equity since first quarter 2004. We continued to have the widest net interest margin among large bank holding companies. The relative stability of our margin, despite the persistently challenging yield curve, reflected our discipline around managing our loan and securities portfolios for high long-term yield, as well as continued growth in our large base of core deposits while maintaining disciplined deposit pricing.
Our vision is to satisfy all the financial needs of our customers, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.1 products with us and our average Wholesale Banking customer has 5.9 products. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products in third quarter 2006 grew from a year ago, with average loans up 3%, even with the sales of lower-yielding adjustable rate mortgages (ARMs) through second quarter 2006, average core deposits up 5% and assets managed and administered up 17%. Our owned mortgage loan servicing portfolio was a record $1.33 trillion at September 30, 2006, including the $140 billion mortgage servicing portfolio acquired from Washington Mutual, Inc. in July 2006.
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
Our financial results included the following:
Net income for third quarter 2006 increased 11% to $2.19 billion from $1.98 billion for third quarter 2005. Diluted earnings per share for third quarter 2006 increased 10% to $0.64 from $0.58 for third quarter 2005. Return on average assets (ROA) was 1.76% and return on average common equity (ROE) was 20.00% for third quarter 2006, and 1.75% and 19.72%, respectively, for third quarter 2005.
Net income for the first nine months of 2006 was $6.30 billion, or $1.85 per share, compared with $5.74 billion, or $1.68 per share, for the first nine months of 2005. ROA was 1.73% in the first nine months of 2006, compared with 1.75% for the first nine months of 2005. ROE was 19.89% in the first nine months of 2006, compared with 19.70% for the first nine months of 2005.
Net interest income on a taxable-equivalent basis increased 8% to $5.08 billion for third quarter 2006 on 9% earning assets growth from $4.70 billion for third quarter 2005. Solid growth in net interest income again was driven by continued growth in high-quality earning assets and solid core deposit growth. With short-term interest rates now above 5%, our cumulative sales of lower-yielding ARMs and debt securities over the last two years continued to add to net interest income.
Noninterest income increased $60 million, or 2%, to $3.89 billion in third quarter 2006 from $3.83 billion in third quarter 2005. Excluding mortgage banking, noninterest income for third quarter 2006 increased 10% from third quarter 2005, reflecting strong growth in deposit service charges (up 8%), trust and investment fees (up 8%), debit and credit card fees (up 23%) and insurance fees (up 26%).
Mortgage banking noninterest income declined $259 million in third quarter 2006 from a year ago, largely due to the change in mortgage servicing rights (MSRs) valuation. In third quarter 2005 – a quarter in which long-term mortgage interest rates increased 51 basis points – the difference between MSRs impairment reserve release (income) and hedging losses was a net gain of $296 million. In third quarter 2006 – a quarter in which mortgage rates declined 48 basis points – the reduction in the value of MSRs net of hedging gains was a net loss of $86 million.

Revenue, the sum of net interest income and noninterest income, grew $431 million, or 5%, to $8.93 billion in third quarter 2006 from $8.50 billion in third quarter 2005. Home Mortgage revenue declined $502 million to $923 million from $1.4 billion in third quarter 2005, largely due to the $356 million mortgage servicing rights valuation reserve release (income) partly offset by $60 million of hedging losses recorded in third quarter 2005. Combined revenue of businesses other than Home Mortgage grew 13% from third quarter 2005. Businesses with double-digit, year-over-year revenue growth included business direct, regional banking, merchant card services, credit cards, debit cards, corporate trust, asset-based lending, Eastdil Secured, commercial banking, insurance, international, commercial real estate, specialized financial services and consumer finance.
Noninterest expense was $5.08 billion for third quarter 2006, up 4% from $4.89 billion for the same period of 2005. Noninterest expense included $28 million in stock option expense. We continued to invest in our businesses during the quarter. In the last 12 months, we opened 119 new regional banking stores, including 27 stores this quarter. We grew our sales and service force by adding 5,100 team members (full-time equivalents), including 667 retail bankers in third quarter 2006. As a result of continued positive operating leverage, our efficiency ratio improved to 56.9%, the lowest since first quarter 2004.
Net charge-offs for third quarter 2006 were $663 million (0.86% of average total loans, annualized), compared with $541 million (0.73%) during third quarter 2005. During the first nine months of 2006, net charge-offs were $1,528 million (0.67%), compared with $1,580 million (0.72%), for the first nine months of 2005, which included $163 million (0.11%) related to changes in loss recognition rules at Wells Fargo Financial to conform to Federal Financial Institutions Examination Council (FFIEC) bank standards for recognizing credit losses. Our wholesale businesses continued to show little or no loss and historically low levels of nonperforming assets. However, we saw an increase in loss rates in consumer loans to 1.17% in third quarter 2006 from 0.91% in third quarter 2005 due primarily to higher losses in other revolving credit and installment loans. Third quarter 2006 loan losses in other consumer loan categories were comparable to, or better than, loss rates in third quarter 2005, and were well within a range of acceptable expected losses.
Consumer auto loan losses increased $150 million from second quarter 2006, accounting for 65% of the total increase in consolidated net charge-offs of $231 million for the same period. The increase in consumer auto loan losses in part was due to growth and expected seasoning in the portfolio. In addition, loss rates in this portfolio increased in third quarter 2006 in large part due to collection capacity constraints experienced by Wells Fargo Financial and restrictive payment extension practices in the spring of 2006 while Wells Fargo Financial began integrating the prime and non-prime auto loan businesses. During third quarter 2006, Wells Fargo Financial adopted collection practices and standards appropriate for the combined portfolio, began reducing higher risk new auto loans and hired additional collectors and managers, which have now been increased by almost 1,000, or 60%, since the beginning of the year. We believe we will see improvement in collections by early 2007, but losses will remain above normal through at least the fourth quarter given the limits to how fast the increased collection capability produces effective results. Loans 90 days or more past due and still accruing for other revolving credit and installment consumer loans increased $85 million to $516 million at September 30, 2006, from June 30, 2006, with approximately half of the increase due to the auto portfolio.

The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $3.98 billion (1.29% of total loans) at September 30, 2006, compared with $4.06 billion (1.31%) at December 31, 2005, and $4.06 billion (1.37%) at September 30, 2005. In third quarter 2005, we provided $100 million for estimated credit losses related to Hurricane Katrina. Since that time, we have identified and recorded approximately $50 million of Katrina-related losses. Because we do not anticipate any further credit losses attributable to Katrina, we released the remaining $50 million balance in third quarter 2006. We consider the allowance for credit losses of $3.98 billion adequate to cover losses inherent in the loan portfolio at September 30, 2006.
Total nonaccrual loans were $1.49 billion (0.48% of total loans) at September 30, 2006, compared with $1.34 billion (0.43%) at December 31, 2005, and $1.30 billion (0.44%) at September 30, 2005. Total nonperforming assets were $2.10 billion (0.68% of total loans) at September 30, 2006, compared with $1.53 billion (0.49%) at December 31, 2005, and $1.49 billion (0.50%) at September 30, 2005. Foreclosed assets were $608 million at September 30, 2006, compared with $191 million at December 31, 2005, and $187 million at September 30, 2005. Foreclosed assets, a component of total nonperforming assets, included an additional $266 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at September 30, 2006, due to a change in regulatory reporting requirements effective January 1, 2006. The GNMA foreclosed real estate of $266 million represented 9 basis points of the ratio of nonperforming assets to loans at September 30, 2006. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
The ratio of stockholders’ equity to total assets was 9.28% at September 30, 2006, 8.44% at December 31, 2005, and 8.78% at September 30, 2005. Our total risk-based capital (RBC) ratio at September 30, 2006, was 12.34% and our Tier 1 RBC ratio was 8.74%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at September 30, 2005, were 11.84% and 8.35%, respectively. Our Tier 1 leverage ratios were 7.41% and 7.16% at September 30, 2006 and 2005, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), by defining the threshold for recognizing tax benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. We will adopt FIN 48 on January 1, 2007, as required. Any necessary adjustment must be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. We are currently in the process of identifying the impact of this guidance on our consolidated financial statements.
Also on July 13, 2006, the FASB issued Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Related to Income Taxes Generated by a

Leveraged Lease Transaction (FSP 13-2). FSP 13-2 relates to the accounting for leveraged lease transactions for which there have been cash flow estimate changes based on when income tax benefits are recognized. Certain of our leveraged lease transactions have been challenged by the Internal Revenue Service (IRS). While we have not made investments in a broad class of transactions that the IRS commonly refers as “Lease-In, Lease-Out” (LILO) transactions, we have previously invested in certain leveraged lease transactions that the IRS labels as “Sale-In Lease-Out” (SILO) transactions. We have paid the IRS the income tax associated with our SILO transactions. However, we are continuing to vigorously defend our initial filing position as to the timing of the tax benefits associated with these transactions. We will adopt FSP 13-2 on January 1, 2007, as required. We estimate that the cumulative effect of change in accounting principle upon adoption of the FSP will require a reduction of the beginning balance of retained earnings by approximately $75 million after tax ($115 million pre tax). This amount will be recognized back into income over the remaining terms of the affected leases.
On February 16, 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which amends FAS 133, Accounting for Derivatives and Hedging Activities, and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under FAS 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments – a derivative and host – and generally only the derivative was recorded at fair value. FAS 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. FAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. FAS 155 will have no effect on our consolidated financial statements on the date of adoption.
On September 15, 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. We are currently evaluating if we will choose to adopt FAS 157 early, on January 1, 2007. We do not expect that the adoption of FAS 157 will have a material effect on our consolidated financial statements.
On September 29, 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, requiring an employer to recognize on its balance sheet the funded status of pension and other postretirement plans, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year and recognize changes in a plan’s funded status in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of our plans is effective December 31, 2006. The funded status will be determined by comparing the fair value of plan assets and the projected benefit obligation or accumulated postretirement benefit obligation, as applicable, including actuarial gains and losses, prior service cost, and any remaining transition amounts. To the extent the fair value of plan assets is larger, the plan is considered overfunded and an asset is recorded. Any previously recorded prepaid pension asset would be adjusted to reflect the funded status of the plan with the offset to accumulated other comprehensive income. Conversely, if a plan is underfunded, a liability would be reported. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect adoption of FAS 158 to have a material impact on our consolidated balance sheet.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential MSRs and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. Policies covering the allowance for credit losses and pension accounting are described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K. Due to adoption of FAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, our accounting policy covering the valuation of residential mortgage servicing rights has been updated and is described below.
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

To reduce the sensitivity of earnings to interest rate and market value fluctuations, we may use securities available for sale and free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of MSRs, with the resulting gains or losses reflected in income. Changes in the fair value of the MSRs from changing mortgage interest rates are generally offset by gains or losses in the fair value of the derivatives depending on the amount of MSRs we hedge. We may choose not to fully hedge MSRs, partly because origination volume tends to act as a “natural hedge.” For example, as interest rates decline, servicing values decrease and fees from origination volume tend to increase. Conversely, as interest rates increase, the fair value of the MSRs increases, while fees from origination volume tend to decline. See “Risk Management – Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk” in this Report for discussion of the timing of the effect of changes in mortgage interest rates.
Net servicing income, a component of mortgage banking noninterest income, includes the changes from period to period in fair value of both our residential MSRs and the free-standing derivatives (economic hedges) used to hedge our residential MSRs. Changes in the fair value of residential MSRs from period to period result from (1) changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates) and (2) other changes, representing changes due to collection/realization of expected cash flows over time. Prior to the adoption of FAS 156, we carried residential MSRs at the lower of cost or market, with amortization of MSRs and changes in the MSRs valuation allowance recognized in net servicing income.
We use a dynamic and sophisticated model to estimate the value of our MSRs. The model is validated by an independent internal model validation group operating in accordance with Company policies. Senior management reviews all significant assumptions quarterly. Mortgage loan prepayment speed – a key assumption in the model – is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience. The discount rate used to determine the present value of estimated future net servicing income – another key assumption in the model – is the required rate of return investors in the market would expect for an asset with similar risk. To determine the discount rate, we consider the risk premium for uncertainties from servicing operations (e.g., possible changes in future servicing costs, ancillary income and earnings on escrow accounts). Both assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change. For example, an increase in either the prepayment speed or discount rate assumption results in a decrease in the fair value of the MSRs, while a decrease in either assumption would result in an increase in the fair value of the MSRs. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and the discount rate. These fluctuations can be rapid and may be significant in the future. Therefore, estimating prepayment speeds within a range that market participants would use in determining the fair value of MSRs requires significant management judgment.
These key economic assumptions and the sensitivity of the fair value of MSRs to an immediate adverse change in those assumptions are shown in Note 20 (Securitizations and Variable Interest Entities) to Financial Statements in our 2005 Form 10-K.

EARNINGS PERFORMANCE
AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30						,
	2006			2005
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$4,247	5.00%	$53	$5,647	3.17%	$45
Trading assets	3,880	5.19	51	4,782	3.68	44
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	912	4.42	10	1,042	3.70	10
Securities of U.S. states and political subdivisions	3,240	7.99	63	3,321	8.12	63
Mortgage-backed securities:
Federal agencies	47,009	6.09	716	17,815	6.08	264
Private collateralized mortgage obligations	7,696	6.78	129	4,245	5.63	59

Total mortgage-backed securities	54,705	6.19	845	22,060	5.99	323
Other debt securities (4)	6,865	6.80	116	3,888	7.21	68

Total debt securities available for sale (4)	65,722	6.31	1,034	30,311	6.29	464
Mortgages held for sale (3)	42,369	6.63	702	47,510	5.68	674
Loans held for sale (3)	622	7.73	12	626	5.86	9
Loans:
Commercial and commercial real estate:
Commercial	66,216	8.36	1,395	59,434	6.83	1,023
Other real estate mortgage	29,851	7.47	562	28,614	6.42	464
Real estate construction	15,073	8.13	309	12,259	6.64	204
Lease financing	5,385	5.65	76	5,252	5.74	75

Total commercial and commercial real estate	116,525	7.98	2,342	105,559	6.64	1,766
Consumer:
Real estate 1-4 family first mortgage	50,138	7.54	951	72,479	6.60	1,201
Real estate 1-4 family junior lien mortgage	65,991	8.14	1,353	56,412	6.71	954
Credit card	12,810	13.45	431	10,867	12.38	336
Other revolving credit and installment	51,988	9.75	1,278	45,380	8.72	998

Total consumer	180,927	8.81	4,013	185,138	7.49	3,489
Foreign	6,528	12.42	204	4,914	13.35	164

Total loans (5)	303,980	8.57	6,559	295,611	7.29	5,419
Other	1,348	5.12	18	1,511	3.83	16

Total earning assets	$422,168	7.95	8,429	$385,998	6.89	6,671

FUNDING SOURCES
Deposits:
Interest-bearing checking	$4,370	3.24	36	$3,698	1.50	13
Market rate and other savings	132,906	2.55	854	129,390	1.57	513
Savings certificates	33,909	4.03	344	23,434	2.98	176
Other time deposits	36,920	5.27	491	22,204	3.48	196
Deposits in foreign offices	22,303	4.84	272	12,359	3.28	102

Total interest-bearing deposits	230,408	3.44	1,997	191,085	2.08	1,000
Short-term borrowings	21,539	4.99	271	22,797	3.28	189
Long-term debt	84,112	5.13	1,084	82,840	3.75	780

Total interest-bearing liabilities	336,059	3.96	3,352	296,722	2.64	1,969
Portion of noninterest-bearing funding sources	86,109	—	—	89,276	—	—

Total funding sources	$422,168	3.16	3,352	$385,998	2.03	1,969

Net interest margin and net interest income on a taxable-equivalent basis(6)		4.79%	$5,077		4.86%	$4,702

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,159			$13,100
Goodwill	11,156			10,736
Other	49,196			38,325

Total noninterest-earning assets	$72,511			$62,161

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$89,245			$90,665
Other liabilities	25,839			21,074
Stockholders’ equity	43,536			39,698
Noninterest-bearing funding sources used to fund earning assets	(86,109)			(89,276)

Net noninterest-bearing funding sources	$72,511			$62,161

TOTAL ASSETS	$494,679			$448,159

(1)	Our average prime rate was 8.25% and 6.42% for the quarters ended September 30, 2006 and 2005, respectively, and 7.86% and 5.93% for the nine months ended September 30, 2006 and 2005, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.43% and 3.77% for the quarters ended September 30, 2006 and 2005, respectively, and 5.14% and 3.30% for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

	Nine months ended September 30						,
	2006			2005
			Interest			Interest
	Average	Yields/	income/	Average	Yields /	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$4,761	4.58%	$163	$5,546	2.81%	$117
Trading assets	5,298	4.91	195	5,529	3.43	142
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	905	4.38	30	979	3.78	28
Securities of U.S. states and political subdivisions	3,120	8.11	183	3,441	8.28	202
Mortgage-backed securities:
Federal agencies	38,366	5.99	1,723	18,495	6.06	815
Private collateralized mortgage obligations	7,149	6.65	352	4,140	5.55	169

Total mortgage-backed securities	45,515	6.10	2,075	22,635	5.97	984
Other debt securities (4)	6,136	7.06	324	3,511	7.25	184

Total debt securities available for sale (4)	55,676	6.28	2,612	30,566	6.30	1,398
Mortgages held for sale (3)	44,533	6.34	2,119	37,958	5.57	1,585
Loans held for sale (3)	619	7.33	34	3,617	5.02	136
Loans:
Commercial and commercial real estate:
Commercial	64,816	8.07	3,914	57,469	6.55	2,816
Other real estate mortgage	29,162	7.26	1,585	29,325	6.14	1,347
Real estate construction	14,485	7.89	854	10,428	6.43	501
Lease financing	5,416	5.74	233	5,185	5.97	232

Total commercial and commercial real estate	113,879	7.73	6,586	102,407	6.39	4,896
Consumer:
Real estate 1-4 family first mortgage	59,758	7.20	3,221	78,822	6.31	3,725
Real estate 1-4 family junior lien mortgage	62,923	7.91	3,723	54,760	6.38	2,612
Credit card	12,178	13.29	1,213	10,439	12.16	952
Other revolving credit and installment	50,152	9.57	3,592	41,926	8.68	2,723

Total consumer	185,011	8.49	11,749	185,947	7.19	10,012
Foreign	6,251	12.53	587	4,520	13.66	462

Total loans (5)	305,141	8.29	18,922	292,874	7.01	15,370
Other	1,366	4.90	50	1,637	4.30	52

Total earning assets	$417,394	7.72	24,095	$377,727	6.66	18,800

FUNDING SOURCES
Deposits:
Interest-bearing checking	$4,243	2.77	88	$3,543	1.29	34
Market rate and other savings	133,767	2.31	2,307	128,364	1.31	1,255
Savings certificates	30,997	3.75	868	21,299	2.74	437
Other time deposits	36,324	4.94	1,343	25,775	2.95	569
Deposits in foreign offices	19,477	4.58	667	10,450	2.85	222

Total interest-bearing deposits	224,808	3.14	5,273	189,431	1.78	2,517
Short-term borrowings	24,168	4.59	830	23,629	2.84	502
Long-term debt	83,437	4.81	3,004	79,126	3.43	2,034

Total interest-bearing liabilities	332,413	3.66	9,107	292,186	2.31	5,053
Portion of noninterest-bearing funding sources	84,981	—	—	85,541	—	—

Total funding sources	$417,394	2.92	9,107	$377,727	1.79	5,053

Net interest margin and net interest income on a taxable-equivalent basis(6)		4.80%	$14,988		4.87%	$13,747

NONINTEREST-EARNING ASSETS
Cash and due from banks	$12,495			$13,060
Goodwill	11,066			10,680
Other	46,227			36,676

Total noninterest-earning assets	$69,788			$60,416

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$88,395			$85,965
Other liabilities	24,007			21,055
Stockholders’ equity	42,367			38,937
Noninterest-bearing funding sources used to fund earning assets	(84,981)			(85,541)

Net noninterest-bearing funding sources	$69,788			$60,416

TOTAL ASSETS	$487,182			$438,143

(1)	Our average prime rate was 8.25% and 6.42% for the quarters ended September 30, 2006 and 2005, respectively, and 7.86% and 5.93% for the nine months ended September 30, 2006 and 2005, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.43% and 3.77% for the quarters ended September 30, 2006 and 2005, respectively, and 5.14% and 3.30% for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NET INTEREST INCOME
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented in the table on pages 10 and 11 on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.
Net interest income on a taxable-equivalent basis increased 8% to $5.08 billion in third quarter 2006 from $4.70 billion in third quarter 2005, primarily driven by a 9% growth in average earning assets and purchases of securities in the last year.
Our net interest margin has remained relatively stable since the Federal Reserve began raising short-term interest rates in mid 2004, increasing 3 basis points from second quarter 2006 to 4.79% in third quarter 2006, and down only 7 basis points from third quarter 2005. The relative stability of our net interest margin in the face of a 4.25 percentage point increase in the federal funds rate and flattening of the yield curve since June 2004 is the result of our continued growth in low-cost transaction and savings deposits as well as the cumulative effect of selling our lower-yielding ARMs and debt securities during the past two years.
Average earning assets increased $36.2 billion to $422.2 billion in third quarter 2006 from $386.0 billion in third quarter 2005, due to an increase in average loans and mortgage-backed securities. Loans averaged $304.0 billion in third quarter 2006, compared with $295.6 billion in third quarter 2005. The increase was primarily due to an increase in commercial and commercial real estate loans, real estate 1-4 family junior lien mortgages, and other revolving credit and installment loans, partly offset by the sale of lower-yielding ARMs through second quarter 2006.
Average mortgages held for sale decreased to $42.4 billion in third quarter 2006 from $47.5 billion in third quarter 2005, due to the sale of lower-yielding ARMs completed in second quarter 2006, partly offset by an increase in loan originations. Debt securities available for sale averaged $65.7 billion during third quarter 2006 and $30.3 billion in third quarter 2005.
Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 5% from a year ago. Average core deposits were $260.4 billion and $247.2 billion in third quarter 2006 and 2005, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for third quarter 2006 grew $7.4 billion, or 4%, from a year ago. Average mortgage escrow deposits were $19.4 billion for third quarter 2006, up $367 million from a year ago. Savings certificates of deposits increased on average to $33.9 billion in third quarter 2006 from $23.4 billion in third quarter 2005 and noninterest-bearing checking accounts and other core deposit categories increased on average to $226.5 billion in third quarter 2006 from $223.8 billion in third quarter 2005. Total average interest-bearing deposits increased to $230.4 billion in third quarter 2006 from $191.1 billion in third quarter 2005.

NONINTEREST INCOME

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2006	2005		Change	2006	2005		Change

Service charges on deposit accounts	$707	$654		8%	$1,995	$1,857		7%
Trust and investment fees:
Trust, investment and IRA fees	508	473		7	1,508	1,374		10
Commissions and all other fees	156	141		11	494	439		13

Total trust and investment fees	664	614		8	2,002	1,813		10
Card fees	464	377		23	1,266	1,064		19
Other fees:
Cash network fees	48	45		7	140	135		4
Charges and fees on loans	244	280		(13)	735	785		(6)
All other	217	195		11	632	531		19

Total other fees	509	520		(2)	1,507	1,451		4
Mortgage banking:
Servicing income, net	188	373		(50)	579	730		(21)
Net gains on mortgage loan origination/ sales activities	179	273		(34)	811	816		(1)
All other	117	97		21	244	248		(2)

Total mortgage banking	484	743		(35)	1,634	1,794		(9)
Operating leases	192	202		(5)	593	612		(3)
Insurance	313	248		26	1,041	943		10
Trading assets	106	184		(42)	331	391		(15)
Net gains (losses) on debt securities available for sale	121	(31)		—	(70)	4		--
Net gains from equity investments	159	146		9	482	418		15
Net gains on sales of loans	2	3		(33)	7	3		133
All other	166	167		(1)	589	442		33

Total	$3,887	$3,827		2	$11,377	$10,792		5

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2006, these assets totaled $868 billion, up 17% from $744 billion at September 30, 2005. Generally, trust, investment and IRA fees are based on the market value of the assets that are managed, administered, or both. The increase from third quarter 2005 was due to continued strong momentum in growth of managed investment accounts for institutional customers and our successful efforts to grow the business.
Also, we receive commissions and other fees for providing services to full-service and discount brokerage customers. At September 30, 2006 and 2005, brokerage balances were $110 billion and $94 billion, respectively. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. The increase from third quarter 2005 was primarily due to continued growth in asset-based fees.

Card fees increased 23% from third quarter 2005, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on debit and credit cards was up 21% from a year ago and average card balances were up 18%.
Mortgage banking noninterest income was $484 million and $1,634 million in the third quarter and first nine months of 2006, respectively, compared with $743 million and $1,794 million in the same periods of 2005. The decrease of $259 million from third quarter 2005 to third quarter 2006 was largely due to the change in MSRs valuation. With the adoption of FAS 156 in first quarter 2006 and measuring our residential MSRs at fair value, net servicing income includes both changes in the fair value of MSRs during the period as well as changes in derivatives (economic hedges) used to hedge the MSRs. Prior to adoption of FAS 156, servicing income included net derivative gains and losses (primarily the ineffective portion of the change in value of derivatives used to hedge MSRs under FAS 133), amortization and MSRs impairment, which are all influenced by both the level and direction of mortgage interest rates.
Net gains on mortgage loan origination/sales activities decreased $94 million to $179 million for third quarter 2006, from $273 million for third quarter 2005, largely due to lower investor demand for ARMs loans. Third quarter 2006 results included a $48 million loss due to the impact of interest rate volatility on ARMs spreads, reflecting changes in the value of ARMs production held for sale not fully offset by Treasury and LIBOR-indexed economic hedging activity. Net gains on mortgage loan origination/sales activities of $811 million for the first nine months of 2006 were comparable to the same period a year ago. Mortgage originations in third quarter 2006 totaled $104 billion, compared with $103 billion a year ago. Mortgage originations included $27 billion and $11 billion of co-issue volume in third quarter 2006 and 2005, respectively. Under co-issue arrangements, we become the servicer when the correspondent securitizes the related loans. The application pipeline at quarter end was $55 billion, down from $66 billion a year ago.
Servicing fees grew to $947 million in third quarter 2006 from $619 million in third quarter 2005 largely due to a 52% increase in the portfolio of mortgage loans serviced for others, which was $1.24 trillion at September 30, 2006, up from $815 billion a year ago. In July 2006, we acquired a $140 billion mortgage servicing portfolio from Washington Mutual, Inc. The change in the value of MSRs net of economic hedging results in third quarter 2006 – a quarter in which interest rates declined – was a loss of $86 million. The interest rate-related effect (impairment reserve release net of hedging results) in third quarter 2005 – a quarter in which interest rates increased – was a gain of $296 million.
Insurance income increased 26% from third quarter 2005 primarily due to an increase in premium volume.
Net gains (losses) on debt securities available for sale were $121 million and $(70) million in the third quarter and first nine months of 2006, respectively, compared with $(31) million and $4 million in the same periods of 2005. Gains in third quarter 2006 included $106 million related to securities previously held on the balance sheet as economic hedges of mortgage banking activities. Third quarter 2006 other noninterest income includes a $38 million loss on certain forward sales contracts related to these securities. Net gains from equity investments were $159 million and $482 million in the third quarter and first nine months of 2006, respectively, and $146 million and $418 million in the same periods of 2005.

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
NONINTEREST EXPENSE

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2006	2005		Change	2006	2005		Change

Salaries	$1,769	$1,571		13%	$5,195	$4,602		13%
Incentive compensation	710	676		5	2,092	1,703		23
Employee benefits	458	467		(2)	1,534	1,446		6
Equipment	294	306		(4)	913	939		(3)
Net occupancy	357	354		1	1,038	1,068		(3)
Operating leases	155	159		(3)	473	474		—
Outside professional services	240	230		4	669	582		15
Contract services	143	163		(12)	414	443		(7)
Travel and entertainment	132	120		10	401	347		16
Outside data processing	111	114		(3)	324	341		(5)
Advertising and promotion	123	128		(4)	354	334		6
Postage	75	72		4	235	212		11
Telecommunications	70	74		(5)	213	213		—
Insurance	43	17		153	218	196		11
Stationery and supplies	57	48		19	163	148		10
Operating losses	33	52		(37)	140	156		(10)
Security	43	42		2	130	125		4
Core deposit intangibles	28	30		(7)	85	93		(9)
Charitable donations	15	8		88	51	48		6
Net gains from debt extinguishment	(2)	(1)		100	(6)	(1)		500
All other	227	259		(12)	695	666		4

Total	$5,081	$4,889		4	$15,331	$14,135		8

The 4% increase in noninterest expense to $5.08 billion in third quarter 2006 from third quarter 2005 was due to the increase in salary and incentive compensation from an additional 5,100 team members (full-time equivalent), largely sales people, across our businesses. We recognized stock option expense, included in incentive compensation, of $28 million in third quarter 2006 and $108 million in the first nine months of 2006, which included $33 million in first quarter 2006 for the immediate expensing of stock options for retirement-eligible team members. We continued to invest in our businesses during the quarter. In the last 12 months, we opened 119 new regional banking stores, including 27 stores this quarter.
INCOME TAX EXPENSE
Our effective income tax rate was 32.28% for third quarter 2006, down from 33.57% for third quarter 2005, largely reflecting the benefits associated with tax-advantaged investments and favorable resolution of disputed positions with taxing jurisdictions. For the first nine months of 2006, our effective tax rate was 33.45% compared with 33.57% in the same period of 2005.

OPERATING SEGMENT RESULTS
Our lines of business for management reporting are Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 13 (Operating Segments) to Financial Statements.
Segment results for prior periods have been revised due to the realignment of our insurance business into Wholesale Banking in first quarter 2006, designed to leverage the expertise, systems and resources of the existing businesses.
Community Banking’s net income decreased 1% to $1.47 billion in third quarter 2006 from $1.49 billion in third quarter 2005. Net income decreased 2% to $4.02 billion in the first nine months of 2006 from $4.09 billion in the first nine months of 2005. Net interest income increased 3% to $3.29 billion, and 5% to $9.87 billion in the third quarter and first nine months of 2006, respectively, from the same periods of 2005, primarily due to growth in earning assets and deposits. Average loans were $172.5 billion in third quarter 2006, down 6% from a year ago, predominantly due to sales of ARMs. Excluding real estate 1-4 family mortgages – the loan category affected by the sales of ARMs – total average loans grew by $13.8 billion, or 11%. Core deposits averaged $231.2 billion in third quarter 2006, up 3% over the prior year. Noninterest income of $2.49 billion in third quarter 2006 decreased $127 million, or 5%, from third quarter 2005, predominantly due to a $356 million MSRs valuation reserve release (income) recorded in third quarter 2005, partially offset by gains of $106 million on the sale of debt securities in third quarter 2006. Noninterest income for the first nine months of 2006 increased by $47 million from the same period of 2005. Noninterest expense increased $42 million and $628 million in the third quarter and first nine months of 2006, respectively, from the same periods of 2005, primarily due to an increase in the number of sales and service team members, as well as investments in new banking stores, ATMs and online banking.
Wholesale Banking’s net income increased 31% to $527 million in third quarter 2006 from $403 million in third quarter 2005. Net income increased 17% to $1.58 billion in the first nine months of 2006 from $1.34 billion in the first nine months of 2005. Revenue was $1.78 billion in third quarter 2006, up 20% from $1.49 billion in third quarter 2005, primarily due to strong asset management, insurance and capital markets revenue, along with the acquisition of Secured Capital Corp in January 2006 and Reilly Mortgage in July 2006. Average loans increased 14% and average core deposits grew 23% from third quarter 2005. Noninterest income for the third quarter and first nine months of 2006 increased by $140 million and $365 million, respectively, from the same periods of 2005. Wholesale Banking recorded no provision for credit losses in third quarter 2006 or third quarter 2005. Noninterest expense increased 12% to $999 million and 15% to $3.01 billion in the third quarter and first nine months of 2006, respectively, from the same periods of 2005, due to higher personnel related expenses and additional expenses from the Secured Capital Corp and Reilly Mortgage acquisitions.
Wells Fargo Financial’s net income increased 146% to $194 million in third quarter 2006 from $79 million in third quarter 2005. For the first nine months of 2006, net income was $704 million, compared with $311 million for the same period a year ago, which included a first quarter $163 million pre-tax charge to conform Wells Fargo Financial’s charge-off practices with FFIEC guidelines. Net income for third quarter 2006 included a $50 million (pre tax) release of provision for credit losses reversing the remaining portion of the $100 million (pre tax) provision for credit losses related to Hurricane Katrina recorded in third quarter 2005. Total revenue rose 15% in third quarter 2006, reaching $1.37 billion, compared with $1.18 billion in third quarter 2005. Net interest income increased $135 million, or 16%, to $1.0 billion in third quarter 2006 from $869 million in third quarter 2005, due to growth in average loans. Average real estate secured receivables increased 21% to $21.0 billion and average auto finance receivables rose 34% to $26.4 billion from third quarter 2005. Noninterest expense increased 7% to $690 million in third quarter 2006, primarily due to additional investments in the collections, underwriting and service teams as a result of the growth of the business.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At September 30, 2006, we held $51.8 billion of debt securities available for sale, compared with $40.9 billion at December 31, 2005, with a net unrealized gain of $733 million and $591 million for the same periods, respectively. The $18.8 billion decline in debt securities from $70.6 billion at June 30, 2006, was primarily due to sales of debt securities related to securities held on the balance sheet as economic hedges of mortgage banking activities. We also held $829 million of marketable equity securities available for sale at September 30, 2006, and $900 million at December 31, 2005, with a net unrealized gain of $232 million and $342 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 5.2 years at September 30, 2006. Since 79% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.
The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio are shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2006	$ 41.0	$0.6	4.3yrs
At September 30, 2006, assuming a 200 basis point:
Increase in interest rates	37.7	(2.7)	6.9yrs
Decrease in interest rates	41.8	1.4	1.1yrs

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance – Net Interest Income” on page 12 and a comparative schedule of average loan balances is included in the table on page 10; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
Total loans at September 30, 2006, were $307.5 billion, compared with $296.2 billion at September 30, 2005. Real estate 1-4 family first mortgage loans decreased $19.5 billion to $49.8 billion at September 30, 2006, from $69.3 billion at September 30, 2005, due to the sale of lower-yielding ARMs earlier this year. This was offset by an increase of $9.7 billion in real estate 1-4 family junior lien mortgage loans to $67.2 billion from $57.5 billion for the same periods. Commercial and commercial real estate loans increased $10.6 billion to $117.6 billion from September 30, 2005. Mortgages held for sale decreased to $39.9 billion at September 30, 2006, from $46.1 billion a year ago.
DEPOSITS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Noninterest-bearing	$86,849		$87,712		$89,304
Interest-bearing checking	3,279		3,324		2,992
Market rate and other savings	135,837		134,811		130,829
Savings certificates	34,828		27,494		25,259

Core deposits	260,793		253,341		248,384
Other time deposits	32,185		46,488		26,718
Deposits in foreign offices	21,341		14,621		13,927

Total deposits	$314,319		$314,450		$289,029

Average core deposits increased $13.2 billion to $260.4 billion in third quarter 2006 from third quarter 2005, predominantly due to growth in market rate and other savings, and savings certificates, partially offset by a decrease in non-interest bearing deposits.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we engage in financial transactions that are not recorded on the balance sheet, or may be recorded on the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2005 Form 10-K and Note 17 (Guarantees) to Financial Statements in this Report.
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
NONACCRUAL LOANS AND OTHER ASSETS

	Sept. 30 ,	June 30 ,	Dec. 31 ,	Sept. 30 ,
(in millions)	2006	2006	2005	2005

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$256	$253	$286	$293
Other real estate mortgage	116	137	165	197
Real estate construction	90	31	31	43
Lease financing	27	26	45	68

Total commercial and commercial real estate	489	447	527	601
Consumer:
Real estate 1-4 family first mortgage	595	585	471	409
Real estate 1-4 family junior lien mortgage	200	179	144	119
Other revolving credit and installment	167	139	171	149

Total consumer	962	903	786	677
Foreign	38	45	25	23

Total nonaccrual loans (1)	1,489	1,395	1,338	1,301
As a percentage of total loans	0.48%	0.46%	0.43%	0.44%
Foreclosed assets:
GNMA loans (2)	266	238	—	—
Other	342	275	191	187
Real estate and other nonaccrual investments (3)	3	9	2	2

Total nonaccrual loans and other assets	$2,100	$1,917	$1,531	$1,490

As a percentage of total loans	0.68%	0.64%	0.49%	0.50%

(1)	Includes impaired loans of $192 million, $138 million, $190 million and $240 million at September 30, 2006, June 30, 2006, December 31, 2005, and September 30, 2005, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K for further information on impaired loans.
(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed real estate securing GNMA loans has been classified as nonperforming. These assets are fully collectible because the corresponding GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(3)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
About half of the $67 million increase in other foreclosed assets from June 30, 2006, to September 30, 2006, related to consumer auto loans. We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic conditions, or factors particular to a borrower, such as actions of a borrower’s management.
Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $3,664 million, $3,343 million, $3,606 million and $2,955 million at September 30, 2006, June 30, 2006, December 31, 2005, and September 30, 2005, respectively. At September 30, 2006, June 30, 2006, December 31, 2005, and September 30, 2005, the total included $2,689 million, $2,526 million, $2,923 million and $2,328 million, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Sept. 30	,	June 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2006		2005		2005

Commercial and commercial real estate:
Commercial	$20		$11		$18		$19
Other real estate mortgage	8		2		13		3
Real estate construction	4		10		9		3

Total commercial and commercial real estate	32		23		40		25
Consumer:
Real estate 1-4 family first mortgage	123		107		103		100
Real estate 1-4 family junior lien mortgage	50		39		50		41
Credit card	213		181		159		145
Other revolving credit and installment	516		431		290		272

Total consumer	902		758		602		558
Foreign	41		36		41		44

Total	$975		$817		$683		$627

Approximately half of the $85 million increase in other revolving credit and installment loans from June 30, 2006, to September 30, 2006, related to consumer auto loans.
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

In third quarter 2005, we provided $100 million for estimated credit losses related to Hurricane Katrina. Since that time, we have identified and recorded approximately $50 million of Katrina-related losses. Because we do not anticipate any further credit losses attributable to Katrina, we released the remaining $50 million balance in third quarter 2006.
We consider the allowance for credit losses of $3.98 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2006. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2005 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2005 Form 10-K.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2006, our most recent simulation indicated estimated earnings at risk of less than 1% of our most likely earnings plan over the next 12 months to either a scenario in which the federal funds rate declines 275 basis points to 2.50% and the Constant Maturity Treasury bond yield declines 125 basis points to 3.75%, or a scenario in which the federal funds rate rises 175 basis points to 7.00% and the Constant Maturity Treasury bond yield rises 225 basis points to 7.25%, over the same 12 month period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the twelve month simulation period, depending on the path of interest rates and on our MSRs hedging strategies. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2006, and December 31, 2005, are presented in Note 19 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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
Under FAS 156, which we adopted January 1, 2006, we have elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the initial measurement of fair value of MSRs at the time we sell or securitize is recorded as a component of net gains on mortgage loan origination/sales activities. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
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
A decline in interest rates increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose to not fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario may provide a partial “natural business hedge.” In a rising rate period, when the MSRs may not be fully hedged with free-standing derivatives, the change in the fair value of the MSRs that can be recaptured into income will typically – although not always – exceed the losses on any free-standing derivatives hedging the MSRs. In third quarter 2006, the decrease in the fair value of our MSRs exceeded the gains on derivatives used to hedge the MSRs by $86 million. In the first nine months of 2006, the decrease in the fair value of our MSRs and losses on free-standing derivatives used to hedge the MSRs totaled $253 million.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income in any accounting period.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes. For example, given the relatively high level of refinancing activity in recent years and the increase in interest rates during the same period, any significant increase in refinancing activity would likely occur only if rates drop substantially from year-end 2005 levels.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rate mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in value of ARMs production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs.
The total carrying value of our residential and commercial MSRs was $18.0 billion at September 30, 2006, and $12.5 billion, net of a valuation allowance of $1.2 billion, at December 31, 2005. The weighted-average note rate on the owned servicing portfolio was 5.86% at September 30, 2006, and 5.72% at December 31, 2005. Our total MSRs were 1.46% of mortgage loans serviced for others at September 30, 2006, compared with 1.44% at December 31, 2005.
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
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives – transacted with customers or used to hedge capital market transactions with customers – are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2006, and December 31, 2005, are included in Note 19 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout third quarter 2006 was $19.6 million, with a lower bound of $10.2 million and an upper bound of $35.1 million.

Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1.65 billion at September 30, 2006, compared with $1.54 billion at December 31, 2005.
We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors, such as the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and, to a lesser degree, our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $829 million and cost was $597 million at September 30, 2006, compared with $900 million and $558 million, respectively, at December 31, 2005.
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
Debt securities in the securities available for sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks, federal funds sold, securities purchased under resale agreements and other short term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations.
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
Parent. Under SEC rules effective December 1, 2005, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. However, the Parent’s ability to issue debt and other securities under a registration statement filed with the SEC under these new rules is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $20 billion in outstanding short-term debt and $90 billion in outstanding long-term debt, subject to a total outstanding debt limit of $100 billion. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. During the first nine months of 2006, the Parent issued a total of $8.9 billion of registered senior notes, including $0.9 billion (denominated in pounds sterling) sold primarily in the United Kingdom and $2.0 billion (denominated in euros) sold primarily in Europe. Also, in the first nine months of 2006, the Parent issued $0.5 billion in private placements (denominated in Australian dollars) under the Parent’s Australian debt issuance program. We used the proceeds from securities issued in the first nine months of 2006 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $20 billion in outstanding short-term debt and $40 billion in outstanding long-term debt. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $20 billion in outstanding short-term senior notes and $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the first nine months of 2006, Wells Fargo Bank, N.A. issued $3.2 billion in long-term senior and subordinated notes, which included long-term senior notes issued under the bank note program.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $7.0 billion (Canadian) of issuance authority. During the first nine months of 2006, WFFCC issued $1.3 billion (Canadian) in senior notes. At September 30, 2006, the remaining issuance capacity for WFFCC was $5.7 billion (Canadian). WFFI issued $0.5 billion (U.S.) in private placements in the first nine months of 2006.
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
In 2005, the Board authorized the repurchase of up to 150 million additional shares of our outstanding common stock. In June 2006, the Board authorized the repurchase of up to 50 million additional shares of our outstanding common stock. During the first nine months of 2006, we repurchased 47 million shares of our common stock. At September 30, 2006, the total remaining common stock repurchase authority under the 2005 and 2006 authorizations was 73 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
On June 27, 2006, the Board declared a two-for-one stock split in the form of a 100% stock dividend on our common stock which was distributed August 11, 2006, to stockholders of record at the close of business August 4, 2006. We distributed one share of common stock for each share of common stock issued and outstanding or held in the treasury of the Company. Also, in June 2006, the Board declared an increase in the quarterly common stock dividend to 56 cents per share, up 4 cents, or 8%. The cash dividend was on a pre-split basis and was payable September 1, 2006, to stockholders of record at the close of business August 4, 2006.

Our potential sources of capital include retained earnings, and issuances of common and preferred stock and subordinated debt. In the first nine months of 2006, retained earnings increased $3.5 billion, predominantly resulting from net income of $6.3 billion and $0.1 billion from the adoption of FAS 156 upon remeasurement of our residential MSRs to fair value, less dividends of $2.7 billion. In the first nine months of 2006, we issued $1.7 billion of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.
At September 30, 2006, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. See Note 18 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.
RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. This Report contains forward-looking statements about:
•	our belief that we will see an improvement in early 2007 in collections relating to our consumer auto loans;
•	our anticipation that we will not incur additional credit losses attributable to Hurricane Katrina;
•	the expected impact of changes in interest rates on loan demand, credit losses, mortgage origination volume, the value of MSRs, and other items that may affect earnings;
•	the expected time periods over which unrecognized compensation expense relating to stock options and restricted share rights will be recognized;
•	the expected timing and impact of the adoption of new accounting standards and policies;
•	future credit losses and nonperforming assets, including changes in the amount of nonaccrual loans due to portfolio growth, portfolio seasoning, and other factors;
•	the extent to which changes in the fair value of derivative financial instruments will offset changes in the fair value of derivative loan commitments;
•	future short-term and long-term interest rate levels and their impact on net interest margin, net income, liquidity and capital;
•	the anticipated use of proceeds from the issuance of securities;
•	how and when we intend to repurchase shares of our common stock;
•	the amount and timing of future contributions to the Cash Balance Plan;
•	the recovery of our investment in variable interest entities;
•	future reclassification to earnings of deferred net gains on derivatives;
•	expected completion dates of pending business combinations and other acquisitions; and
•	the amount of contingent consideration payable in connection with certain acquisitions.
Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to sell more products to our existing customers;

•	decreased demand for our products and services because of an economic slowdown;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs because of changes in interest rates;
•	reduced earnings because of higher credit losses generally and specifically because of higher than expected losses in our consumer auto loan portfolio because our increased collection efforts are not as effective as we expect or take longer than we expect to produce meaningful results;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	federal and state regulations;
•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
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
For more information, refer to “Critical Accounting Policies” and “Risk Management – Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk” in the Financial Review section of this Report.

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
We typically use derivatives and other instruments to hedge our mortgage banking interest rate risk. We generally do not hedge all of our risk, and the fact that we attempt to hedge any of the risk does not mean we will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring, and is not a perfect science. We may use hedging instruments tied to U.S. Treasury rates, LIBOR or Eurodollars that may not perfectly correlate with the value or income being hedged. We could incur losses from our hedging activities. There may be periods where we elect not to use derivatives and other instruments to hedge mortgage banking interest rate risk.
For more information, refer to “Risk Management – Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk” in the Financial Review section of this Report.
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

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2006, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2006	2005		2006	2005

INTEREST INCOME
Trading assets	$45	$44		$179	$142
Securities available for sale	1,014	442		2,552	1,327
Mortgages held for sale	702	674		2,119	1,585
Loans held for sale	12	9		34	136
Loans	6,555	5,416		18,910	15,359
Other interest income	71	60		214	169

Total interest income	8,399	6,645		24,008	18,718

INTEREST EXPENSE
Deposits	1,997	1,000		5,273	2,517
Short-term borrowings	271	189		830	502
Long-term debt	1,084	780		3,004	2,034

Total interest expense	3,352	1,969		9,107	5,053

NET INTEREST INCOME	5,047	4,676		14,901	13,665
Provision for credit losses	613	641		1,478	1,680

Net interest income after provision for credit losses	4,434	4,035		13,423	11,985

NONINTEREST INCOME
Service charges on deposit accounts	707	654		1,995	1,857
Trust and investment fees	664	614		2,002	1,813
Card fees	464	377		1,266	1,064
Other fees	509	520		1,507	1,451
Mortgage banking	484	743		1,634	1,794
Operating leases	192	202		593	612
Insurance	313	248		1,041	943
Net gains (losses) on debt securities available for sale	121	(31)		(70)	4
Net gains from equity investments	159	146		482	418
Other	274	354		927	836

Total noninterest income	3,887	3,827		11,377	10,792

NONINTEREST EXPENSE
Salaries	1,769	1,571		5,195	4,602
Incentive compensation	710	676		2,092	1,703
Employee benefits	458	467		1,534	1,446
Equipment	294	306		913	939
Net occupancy	357	354		1,038	1,068
Operating leases	155	159		473	474
Other	1,338	1,356		4,086	3,903

Total noninterest expense	5,081	4,889		15,331	14,135

INCOME BEFORE INCOME TAX EXPENSE	3,240	2,973		9,469	8,642
Income tax expense	1,046	998		3,168	2,901

NET INCOME	$2,194	$1,975		$6,301	$5,741

EARNINGS PER COMMON SHARE	$0.65	$0.59		$1.87	$1.70
DILUTED EARNINGS PER COMMON SHARE	$0.64	$0.58		$1.85	$1.68
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.26		$0.80	$0.74
Average common shares outstanding	3,371.9	3,373.5		3,364.6	3,379.8
Diluted average common shares outstanding	3,416.0	3,410.6		3,405.5	3,418.7

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2006	2005	2005

ASSETS
Cash and due from banks	$12,591	$15,397	$13,931
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,079	5,306	5,861
Trading assets	5,300	10,905	8,477
Securities available for sale	52,635	41,834	34,480
Mortgages held for sale	39,913	40,534	46,119
Loans held for sale	617	612	629
Loans	307,491	310,837	296,189
Allowance for loan losses	(3,799)	(3,871)	(3,886)

Net loans	303,692	306,966	292,303

Mortgage servicing rights:
Measured at fair value (residential MSRs beginning 2006)	17,712	—	—
Amortized	328	12,511	10,711
Premises and equipment, net	4,645	4,417	4,223
Goodwill	11,192	10,787	10,776
Other assets	30,737	32,472	25,984

Total assets	$483,441	$481,741	$453,494

LIABILITIES
Noninterest-bearing deposits	$86,849	$87,712	$89,304
Interest-bearing deposits	227,470	226,738	199,725

Total deposits	314,319	314,450	289,029
Short-term borrowings	13,800	23,892	23,243
Accrued expenses and other liabilities	26,369	23,071	22,795
Long-term debt	84,091	79,668	78,592

Total liabilities	438,579	441,081	413,659

STOCKHOLDERS’ EQUITY
Preferred stock	465	325	389
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	7,667	7,040	6,984
Retained earnings	34,080	30,580	29,636
Cumulative other comprehensive income	633	665	721
Treasury stock – 100,057,636 shares, 117,595,986 shares and 114,421,240 shares	(3,273)	(3,390)	(3,267)
Unearned ESOP shares	(498)	(348)	(416)

Total stockholders’ equity	44,862	40,660	39,835

Total liabilities and stockholders’ equity	$483,441	$481,741	$453,494

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2004	3,389,183,274	$270	$5,788	$6,912	$26,482	$950	$(2,247)	$(289)	$37,866

Comprehensive income:
Net income					5,741				5,741
Other comprehensive income, net of tax:
Translation adjustments						6			6
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $96 million of net gains included in net income						(316)			(316)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $39 million of net losses on cash flow hedges included in net income						81			81

Total comprehensive income									5,512
Common stock issued	35,491,748			(44)	(82)		984		858
Common stock issued for acquisitions	3,909,004			12			110		122
Common stock repurchased	(78,367,178)						(2,343)		(2,343)
Preferred stock (363,000) issued to ESOP		363		24				(387)	—
Preferred stock released to ESOP				(16)				260	244
Preferred stock (243,669) converted to common shares	8,123,962	(244)		16			228		—
Common stock dividends					(2,505)				(2,505)
Tax benefit upon exercise of stock options				80					80
Other, net							1		1

Net change	(30,842,464)	119	—	72	3,154	(229)	(1,020)	(127)	1,969

BALANCE SEPTEMBER 30, 2005	3,358,340,810	$389	$5,788	$6,984	$29,636	$721	$(3,267)	$(416)	$39,835

BALANCE DECEMBER 31, 2005	3,355,166,064	$325	$5,788	$7,040	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	3,355,166,064	325	5,788	7,040	30,681	665	(3,390)	(348)	40,761

Comprehensive income:
Net income					6,301				6,301
Other comprehensive income, net of tax:
Translation adjustments						4			4
Minimum pension liability adjustment						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $87 million of net gains included in net income						(6)			(6)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $71 million of net gains on cash flow hedges included in net income						(27)			(27)

Total comprehensive income									6,269
Common stock issued	56,859,649			(48)	(207)		1,674		1,419
Common stock repurchased	(47,488,608)						(1,566)		(1,566)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(19)				293	274
Preferred stock (274,457) converted to common shares	8,167,309	(274)		31			243		—
Common stock dividends					(2,695)				(2,695)
Tax benefit upon exercise of stock options				179					179
Stock option compensation expense				108					108
Net change in deferred compensation and related plans				39			(23)		16
Reclassification of share-based plans				308			(211)		97

Net change	17,538,350	140	—	627	3,399	(32)	117	(150)	4,101

BALANCE SEPTEMBER 30, 2006	3,372,704,414	$465	$5,788	$7,667	$34,080	$633	$(3,273)	$(498)	$44,862

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2006	2005

Cash flows from operating activities:
Net income	$6,301	$5,741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,478	1,680
Provision for MSRs in excess of fair value	—	(323)
Change in fair value of residential MSRs	(1,736)	—
Depreciation and amortization	2,250	3,002
Net gains on securities available for sale	(117)	(138)
Net losses (gains) on mortgage loan origination/sales activities	811	(816)
Other net gains	(200)	(29)
Preferred shares released to ESOP	274	244
Stock option compensation expense	108	—
Excess tax benefits related to stock option payments	(179)	—
Net decrease in trading assets	5,582	523
Net increase in deferred income taxes	877	214
Net increase in accrued interest receivable	(265)	(500)
Net increase in accrued interest payable	358	271
Originations of mortgages held for sale	(180,739)	(170,005)
Proceeds from sales of mortgages originated for sale	175,655	150,456
Principal collected on mortgages originated for sale	1,762	923
Net increase (decrease) in loans originated for sale	(5)	666
Other assets, net	2,949	(353)
Other accrued expenses and liabilities, net	3,136	2,680

Net cash provided (used) by operating activities	18,300	(5,764)

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	43,896	7,343
Prepayments and maturities	5,757	5,295
Purchases	(61,347)	(10,578)
Net cash acquired from (paid for) acquisitions	(526)	54
Increase in banking subsidiaries’ loan originations, net of collections	(26,503)	(25,867)
Proceeds from sales (including participations) of loans by banking subsidiaries	35,637	35,141
Purchases (including participations) of loans by banking subsidiaries	(4,136)	(5,611)
Principal collected on nonbank entities’ loans	18,130	16,679
Loans originated by nonbank entities	(19,956)	(24,503)
Proceeds from sales of foreclosed assets	376	331
Net decrease (increase) in federal funds sold, securities purchased under resale agreements and other short-term investments	1,282	(836)
Net increase in MSRs	(1,655)	(2,922)
Other, net	(3,287)	(3,528)

Net cash used by investing activities	(12,332)	(9,002)

Cash flows from financing activities:
Net increase (decrease) in deposits	(376)	13,540
Net increase (decrease) in short-term borrowings	(10,139)	1,230
Proceeds from issuance of long-term debt	14,987	22,285
Long-term debt repayment	(10,632)	(17,470)
Proceeds from issuance of common stock	1,419	859
Common stock repurchased	(1,566)	(2,343)
Cash dividends paid on common stock	(2,695)	(2,505)
Excess tax benefits related to stock option payments	179	—
Other, net	49	198

Net cash provided (used) by financing activities	(8,774)	15,794

Net change in cash and due from banks	(2,806)	1,028
Cash and due from banks at beginning of period	15,397	12,903

Cash and due from banks at end of period	$12,591	$13,931

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,749	$5,324
Income taxes	1,423	1,564
Noncash investing and financing activities:
Net transfers from loans to mortgages held for sale	$32,381	$34,906
Net transfers from loans held for sale to loans	—	7,444
Transfers from loans to foreclosed assets	1,243	416
Transfers from mortgages held for sale to securities held for sale	—	3,382

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
In the Financial Statements and related Notes, all common share and per share disclosures reflect the two-for-one stock split in the form of a 100% stock dividend distributed August 11, 2006.
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2005 Form 10-K. There have been no significant changes to these policies, except as discussed below for transfers and servicing of financial assets and stock-based compensation.
TRANSFERS AND SERVICING OF FINANCIAL ASSETS
We account for a transfer of financial assets as a sale when we surrender control of the transferred assets. Effective January 1, 2006, upon adoption of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (FAS 156), servicing rights resulting from the sale or securitization of loans we originate and purchase (asset transfers), are initially measured at fair value at the date of transfer. We recognize the rights to service mortgage loans for others, or mortgage servicing rights (MSRs), as assets whether we purchase the MSRs or the MSRs result from an asset transfer. We determine the fair value of servicing rights at the date of transfer using the present value of estimated future net servicing income, using assumptions that market participants use in their estimates of values. We use quoted market prices when available to determine the value of other interests held. Gain or loss on sale of loans depends on (a) net proceeds received (including cash proceeds and the value of any servicing asset recorded) and (b) the previous carrying amount of the financial assets transferred and any interests we continue to hold (such as interest-only strips) based on relative fair value at the date of transfer.
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
STOCK-BASED COMPENSATION
We have several stock-based employee compensation plans, which are more fully discussed in Note 10. Prior to January 1, 2006, we accounted for stock options and stock awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by FAS 123, Accounting for Stock-Based Compensation. Under this guidance, no stock option expense was recognized in our income statement for periods prior to January 1, 2006, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payment, using the modified-prospective transition method. Accordingly, compensation cost recognized in the first nine months of 2006 includes; (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FAS 123, and (2) compensation cost for all share-based awards granted on or after January 1, 2006, including cost for retirement-eligible team members, which is immediately expensed upon grant, based on the grant date fair value estimated in accordance with FAS 123(R). Results for prior periods have not been restated. In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.
As a result of adopting FAS 123(R), as required, on January 1, 2006, our income before income taxes of $3,240 million and net income of $2,194 million for the third quarter of 2006 was $28 million and $17 million lower, respectively, and our income before income taxes of $9,469 million and net income of $6,301 million for the first nine months of 2006 was $108 million and $67 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Earnings per share and diluted earnings per share for the third quarter of 2006 of $0.65 and $0.64, respectively, were both less than $0.01 per share lower than if we had not adopted FAS 123(R). Earnings per share and diluted earnings per share for the first nine months of 2006 of $1.87 and $1.85, respectively, were both $0.02 per share lower than if we had not adopted FAS 123(R).
Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $179 million excess tax benefit for the first nine months of 2006 classified as a financing cash inflow would have been classified as an operating cash inflow under APB 25.
Pro forma net income and earnings per common share information are provided in the table below as if we accounted for employee stock option plans under the fair value method of FAS 123 in the third quarter and first nine months of 2005.

		Quarter ended	Nine months ended
(in millions, except per share amounts)		Sept. 30, 2005	Sept. 30, 2005

Net income, as reported		$1,975	$5,741
Add:	Stock-based employee compensation expense
	included in reported net income, net of tax	1	1
Less:	Total stock-based employee compensation
	expense under the fair value method for
	all awards, net of tax	(19)	(167)

Net income, pro forma		$1,957	$5,575

Earnings per common share
As reported		$0.59	$1.70
Pro forma		0.58	1.65
Diluted earnings per common share
As reported		$0.58	$1.68
Pro forma		0.57	1.63

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
Transactions completed in the first nine months of 2006 were:

(in millions)	Date	Assets

Secured Capital Corp / Secured Capital LLC, Los Angeles, California	January 18	$132
Martinius Corporation, Rogers, Minnesota	March 1	91
Commerce Funding Corporation, Vienna, Virginia	April 17	82
Fremont National Bank of Canon City / Centennial Bank of Pueblo, Canon City and Pueblo, Colorado	June 7	201
Certain assets of the Reilly Mortgage Companies, McLean, Virginia	August 1	303
Other (1)	Various	19

		$828

(1)	Consists of six acquisitions of insurance brokerage businesses.
At September 30, 2006, we had one pending business combination with assets of approximately $8 million. We expect to complete this transaction in fourth quarter 2006.
3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Federal funds sold and securities purchased under resale agreements	$2,768		$3,789		$3,854
Interest-earning deposits	629		847		1,289
Other short-term investments	682		670		718

Total	$4,079		$5,306		$5,861

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Sept. 30, 2006		Dec. 31, 2005		Sept. 30, 2005
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$892	$886	$845	$839	$1,061	$1,058
Securities of U.S. states and political subdivisions	3,241	3,388	3,048	3,191	3,129	3,291
Mortgage-backed securities:
Federal agencies	35,549	36,045	25,304	25,616	17,803	18,155
Private collateralized mortgage obligations (1)	4,842	4,912	6,628	6,750	6,118	6,194

Total mortgage-backed securities	40,391	40,957	31,932	32,366	23,921	24,349
Other	6,549	6,575	4,518	4,538	4,915	4,965

Total debt securities	51,073	51,806	40,343	40,934	33,026	33,663
Marketable equity securities	597	829	558	900	553	817

Total	$51,670	$52,635	$40,901	$41,834	$33,579	$34,480

(1)	Most of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the estimated unrealized net gains on securities available for sale. The estimated unrealized net gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Estimated unrealized gross gains	$1,050		$1,041		$1,021
Estimated unrealized gross losses	(85)		(108)		(120)

Estimated unrealized net gains	$965		$933		$901

The following table shows the realized net gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30		,
(in millions)	2006	2005	2006	2005

Realized gross gains	$143	$29	$390	$316
Realized gross losses (1)	(15)	(61)	(273)	(178)

Realized net gains (losses)	$128	$(32)	$117	$138

(1)	Includes other-than-temporary impairment of $4 million and $17 million for the third quarter and first nine months of 2006, respectively, and $27 million and $42 million for the third quarter and first nine months of 2005, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,050 million, $3,918 million and $3,586 million, at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Commercial and commercial real estate:
Commercial	$66,797		$61,552		$60,588
Other real estate mortgage	29,914		28,545		28,571
Real estate construction	15,397		13,406		12,587
Lease financing	5,443		5,400		5,244

Total commercial and commercial real estate	117,551		108,903		106,990
Consumer:
Real estate 1-4 family first mortgage	49,765		77,768		69,259
Real estate 1-4 family junior lien mortgage	67,185		59,143		57,491
Credit card	13,343		12,009		11,060
Other revolving credit and installment	53,080		47,462		46,201

Total consumer	183,373		196,382		184,011
Foreign	6,567		5,552		5,188

Total loans	$307,491		$310,837		$296,189

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Impairment measurement based on:
Collateral value method	$121		$115		$132
Discounted cash flow method	71		75		108

Total (1)	$192		$190		$240

(1)	Includes $61 million, $56 million and $41 million of impaired loans with a related allowance of $8 million, $10 million and $9 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.
The average recorded investment in impaired loans was $168 million and $252 million during third quarter 2006 and 2005, respectively, and $159 million and $278 million in the first nine months of 2006 and 2005, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30	,
(in millions)	2006	2005	2006	2005

Balance, beginning of period	$4,035	$3,944	$4,057	$3,950
Provision for credit losses	613	641	1,478	1,680
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(103)	(95)	(275)	(271)
Other real estate mortgage	(1)	(1)	(3)	(6)
Real estate construction	(1)	(1)	(1)	(6)
Lease financing	(6)	(7)	(22)	(27)

Total commercial and commercial real estate	(111)	(104)	(301)	(310)
Consumer:
Real estate 1-4 family first mortgage	(30)	(24)	(81)	(83)
Real estate 1-4 family junior lien mortgage	(36)	(37)	(98)	(100)
Credit card	(133)	(128)	(351)	(389)
Other revolving credit and installment	(501)	(369)	(1,172)	(1,015)

Total consumer	(700)	(558)	(1,702)	(1,587)
Foreign	(74)	(72)	(222)	(216)

Total loan charge-offs	(885)	(734)	(2,225)	(2,113)

Loan recoveries:
Commercial and commercial real estate:
Commercial	26	35	84	102
Other real estate mortgage	8	4	14	13
Real estate construction	—	—	2	7
Lease financing	4	5	16	16

Total commercial and commercial real estate	38	44	116	138
Consumer:
Real estate 1-4 family first mortgage	8	6	20	15
Real estate 1-4 family junior lien mortgage	9	8	27	22
Credit card	23	20	72	64
Other revolving credit and installment	124	97	401	250

Total consumer	164	131	520	351
Foreign	20	18	61	44

Total loan recoveries	222	193	697	533

Net loan charge-offs	(663)	(541)	(1,528)	(1,580)

Other	(7)	13	(29)	7

Balance, end of period	$3,978	$4,057	$3,978	$4,057

Components:
Allowance for loan losses	$3,799	$3,886	$3,799	$3,886
Reserve for unfunded credit commitments	179	171	179	171

Allowance for credit losses	$3,978	$4,057	$3,978	$4,057

Net loan charge-offs (annualized) as a percentage of average total loans	0.86%	0.73%	0.67%	0.72%
Allowance for loan losses as a percentage of total loans	1.24%	1.31%	1.24%	1.31%
Allowance for credit losses as a percentage of total loans	1.29	1.37	1.29	1.37

6. OTHER ASSETS
The components of other assets were:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2006		2005		2005

Nonmarketable equity investments:
Private equity investments	$1,654		$1,537		$1,500
Federal bank stock	1,338		1,402		1,423
All other	2,084		2,151		2,106

Total nonmarketable equity investments (1)	5,076		5,090		5,029
Operating lease assets	3,120		3,414		3,425
Accounts receivable	7,048		11,606		3,777
Interest receivable	2,544		2,279		1,983
Core deposit intangibles	410		489		519
Foreclosed assets:
GNMA loans (2)	266		—		—
Other	342		191		187
Due from customers on acceptances	140		104		133
Other	11,791		9,299		10,931

Total other assets	$30,737		$32,472		$25,984

(1)	At September 30, 2006, December 31, 2005, and September 30, 2005, $4.4 billion, $3.1 billion and $3.1 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	As a result of a change in regulatory reporting requirements effective January 1, 2006, foreclosed assets included foreclosed real estate securing Government National Mortgage Association (GNMA) loans. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. Such assets were included in accounts receivable at December 31, 2005, and September 30, 2005.
Income related to nonmarketable equity investments was:

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2006	2005		2006	2005

Net gains from private equity investments	$152	$147		$295	$284
Net gains (losses) from all other nonmarketable equity investments	8	22		(11)	15

Net gains from nonmarketable equity investments	$160	$169		$284	$299

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	September 30				,
	2006		2005
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs, before valuation allowance (1):
Residential	$—	$—	$22,748	$10,902
Commercial	396	68	147	40
Core deposit intangibles	2,374	1,964	2,432	1,913
Credit card and other intangibles	576	370	562	301

Total intangible assets	$3,346	$2,402	$25,889	$13,156

MSRs (fair value) (1)	$17,712		$—
Trademark	14		14

(1)	Prior to 2006, amortized intangible assets included both residential and commercial MSRs. Effective January 1, 2006, upon adoption of FAS 156, residential MSRs are measured at fair value and are no longer amortized. See Note 15 for additional information on MSRs.
As of September 30, 2006, the current year and estimated future amortization expense for intangible assets was:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Nine months ended September 30, 2006 (actual)	$85	$77	$162

Estimate for year ended December 31,
2006	$112	$99	$211
2007	102	78	180
2008	94	72	166
2009	86	66	152
2010	77	62	139
2011	19	53	72

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based the projections of amortization expense for core deposit intangibles shown above on existing asset balances at September 30, 2006. Future amortization expense may vary based on additional core deposit intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2004	$7,291	$3,037	$353	$10,681
Reduction in goodwill related to divested business	(31)	(3)	—	(34)
Goodwill from business combinations	125	2	—	127
Realignment of automobile financing business	(11)	—	11	—
Foreign currency translation adjustments	—	—	2	2

September 30, 2005	$7,374	$3,036	$366	$10,776

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations (including contingent payments)	30	373	—	403
Foreign currency translation adjustments	—	—	2	2
Realignment of businesses (primarily insurance)	(19)	19	—	--

September 30, 2006	$7,385	$3,439	$368	$11,192

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments: some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

September 30, 2005	$3,516	$1,097	$366	$5,797	$10,776
September 30, 2006	3,538	1,489	368	5,797	11,192

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2006		2005		2005		2006		2005		2005		Minimum	Maximum
ESOP Preferred Stock (1):
2006	162,493		—		—		$162		$—		$—		10.75%	11.75%
2005	89,984		102,184		135,845		90		102		136		9.75	10.75
2004	71,280		74,880		81,180		71		75		81		8.50	9.50
2003	49,843		52,643		57,243		50		53		57		8.50	9.50
2002	37,774		39,754		44,554		38		40		45		10.50	11.50
2001	27,003		28,263		32,863		27		28		33		10.50	11.50
2000	18,542		19,282		23,482		19		19		24		11.50	12.50
1999	6,094		6,368		8,368		6		6		8		10.30	11.30
1998	1,863		1,953		2,853		2		2		3		10.75	11.75
1997	130		136		2,136		—		—		2		9.50	10.50
1996	—		—		370		—		—		—		8.50	9.50

Total ESOP Preferred Stock	465,006		325,463		388,894		$465		$325		$389

Unearned ESOP shares (2)							$(498)		$(348)		$(416)

(1)	Liquidation preference $1,000.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. COMMON STOCK PLANS
We offer several stock-based employee compensation plans, which are described below. Effective January 1, 2006, we adopted FAS 123(R), Share-Based Payment, using the “modified prospective” transition method. FAS 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments, such as stock options or restricted share rights (RSRs), based on the fair value of the award on the grant date. The cost is normally recognized in our income statement over the vesting period of the award; awards with graded vesting are expensed on a straight-line method. Awards to retirement-eligible employees are subject to immediate expensing upon grant. Total stock option compensation expense was $108 million in the first nine months of 2006, with a related recognized tax benefit of $41 million. Stock option expense is based on the fair value of the awards at the date of grant and includes expense for awards granted in 2006 and expense for the unvested portion of awards granted prior to January 1, 2006. Prior to January 1, 2006, we did not record any compensation expense for stock options.
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
The compensation expense for RSRs equals the quoted market price of the related stock at the date of grant and is accrued over the vesting period. Total compensation expense for RSRs was not significant in the first nine months of 2006 and 2005.

For various acquisitions and mergers, we converted employee and director stock options of acquired or merged companies into stock options to purchase our common stock based on the terms of the original stock option plan and the agreed-upon exchange ratio.
Broad-Based Plans In 1996, we adopted the PartnerShares® Stock Option Plan, a broad-based employee stock option plan. It covers full- and part-time employees who generally were not included in the long-term incentive compensation plans described above. At September 30, 2006, there were 9,125,030 shares available for grant. The exercise date of options granted to date under the PartnerShares Plan is the earlier of (1) five years after the date of grant or (2) when the quoted market price of the stock reaches a predetermined price. These options generally expire 10 years after the date of grant. No options have been granted under the PartnerShares Plans since 2002. Because the exercise price of each PartnerShares grant has been equal to or higher than the quoted market price of our common stock at the date of grant, we did not recognize any compensation expense in 2005 and prior years. In 2006, under FAS 123(R), we began to recognize expense related to these grants, based on the remaining vesting period.
DIRECTOR PLANS
We provide a stock award to non-employee directors as part of their annual retainer under our director plans. We also provide annual grants of options to purchase common stock to each non-employee director elected or re-elected at the annual meeting of stockholders. The options can be exercised after six months and through the tenth anniversary of the grant date.

The table below summarizes stock option activity and related information for the first nine months of 2006.

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic value
	Number	price	term (in yrs.)	(in millions)

Long-Term Incentive Compensation Plans
Options outstanding as of December 31, 2005	221,182,224	$24.82
First nine months of 2006:
Granted	43,933,400	32.55
Canceled or forfeited	(861,988)	30.88
Exercised	(34,744,922)	22.80

Options outstanding as of September 30, 2006	229,508,714	26.59	6.1	$2,202

As of September 30, 2006:
Options exercisable and expected to be exercisable (1)	227,906,580	26.55	6.1	2,196
Options exercisable	191,130,236	25.50	5.4	2,042
Broad-Based Plans
Options outstanding as of December 31, 2005	48,985,522	$22.75
First nine months of 2006:
Canceled or forfeited	(1,785,224)	24.79
Exercised	(7,848,848)	20.31

Options outstanding as of September 30, 2006	39,351,450	23.15	4.3	$513

As of September 30, 2006:
Options exercisable and expected to be exercisable (1)	39,191,022	23.14	4.3	511
Options exercisable	21,166,000	21.38	3.3	313
Director Plans
Options outstanding as of December 31, 2005	779,028	$24.33
First nine months of 2006:
Granted	91,219	32.69
Exercised	(55,440)	15.43

Options outstanding as of September 30, 2006	814,807	25.88	5.8	$8

As of September 30, 2006:
Options exercisable and expected to be exercisable (1)	814,807	25.88	5.8	8
Options exercisable	724,748	25.03	5.3	8

(1)	Adjusted for estimated forfeitures.
As of September 30, 2006, there was $105 million of unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.
The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $485 million and $213 million, respectively.
Cash received from the exercise of options for the first nine months of 2006 and 2005 was $893 million and $418 million, respectively. The actual tax benefit recognized in stockholders’

equity for the tax deductions from the exercise of options totaled $179 million and $80 million for the first nine months of 2006 and 2005, respectively.
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

	Nine months ended Sept. 30	,
	2006	2005

Per share fair value of options granted:
Long-Term Incentive Compensation Plans	$4.06	$3.77
Director Plans	4.66	3.13
Expected volatility	16.2%	16.3%
Expected dividends	3.4	3.4
Expected term (in years)	4.4	4.4
Risk-free interest rate	4.4%	4.0%

A summary of the status of our RSRs at September 30, 2006, and changes during the first nine months of 2006 is in the following table:

		Weighted-average grant-date
	Number	fair value

Nonvested at January 1, 2006	212,366	$26.92
Granted	15,200	32.93
Vested	(91,800)	24.75

Nonvested at September 30, 2006	135,766	29.05

The weighted-average grant-date fair value of RSRs granted during the first nine months of 2005 was $30.74. At September 30, 2006, there was $2 million of total unrecognized compensation cost related to nonvested RSRs. The cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of RSRs that vested during the first nine months of 2006 and 2005 was $3 million and $4 million, respectively.

11. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
We expect that we will not be required to make a minimum contribution in 2006 for the Cash Balance Plan. We are currently assessing how much to contribute, if any, to the Cash Balance Plan this year. Our decision depends on several factors, including the actual investment performance of plan assets. We cannot at this time reliably estimate the amount that we will contribute in 2006 to the Cash Balance Plan.
The net periodic benefit cost for the third quarter and first nine months of 2006 and 2005 was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended September 30,	2006			2005
Service cost	$62	$4	$4	$51	$6	$5
Interest cost	56	4	10	55	3	11
Expected return on plan assets	(105)	—	(8)	(98)	—	(6)
Recognized net actuarial loss (1)	14	2	1	17	1	2
Amortization of prior service cost	—	—	(1)	(1)	(1)	—

Net periodic benefit cost	$27	$10	$6	$24	$9	$12

Nine months ended September 30,
Service cost	$186	$12	$12	$155	$16	$15
Interest cost	168	12	30	165	10	33
Expected return on plan assets	(315)	—	(24)	(294)	—	(19)
Recognized net actuarial loss (1)	42	6	4	51	3	7
Amortization of prior service cost	—	—	(3)	(3)	(2)	(1)
Special termination benefits	2	—	—	—	—	—
Curtailment gain	—	—	(9)	—	—	—

Net periodic benefit cost	$83	$30	$10	$74	$27	$35

(1)	Net actuarial loss is generally amortized over five years.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions, except per share amounts)	2006	2005		2006	2005

Net income (numerator)	$2,194	$1,975		$6,301	$5,741

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,371.9	3,373.5		3,364.6	3,379.8

Per share	$0.65	$0.59		$1.87	$1.70

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,371.9	3,373.5		3,364.6	3,379.8
Add: Stock options	44.0	36.5		40.8	38.3
Restricted share rights	0.1	0.6		0.1	0.6

Diluted average common shares outstanding (denominator)	3,416.0	3,410.6		3,405.5	3,418.7

Per share	$0.64	$0.58		$1.85	$1.68

In third quarter 2006 and 2005, options to purchase 4.4 million and 8.8 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

13. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect the realignment of our insurance business into Wholesale Banking in first quarter 2006, results for prior periods have been revised.
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
Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States and in Canada, Latin America, the Caribbean and the Pacific Rim. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company
Quarter ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (1)	$3,292	$3,209	$751	$598	$1,004	$869	$5,047	$4,676
Provision for credit losses	236	226	—	—	377	415	613	641
Noninterest income	2,492	2,619	1,033	893	362	315	3,887	3,827
Noninterest expense	3,392	3,350	999	895	690	644	5,081	4,889

Income before income tax expense	2,156	2,252	785	596	299	125	3,240	2,973
Income tax expense	683	759	258	193	105	46	1,046	998

Net income	$1,473	$1,493	$527	$403	$194	$79	$2,194	$1,975

Average loans	$172.5	$184.4	$72.3	$63.3	$59.2	$47.9	$304.0	$295.6
Average assets (2)	326.7	298.8	97.5	90.1	64.7	53.5	494.7	448.2
Average core deposits	231.2	223.5	29.1	23.6	0.1	0.1	260.4	247.2
Nine months ended September 30,

Net interest income (1)	$9,869	$9,421	$2,137	$1,755	$2,895	$2,489	$14,901	$13,665
Provision (reversal of provision) for credit losses	612	610	(9)	(6)	875	1,076	1,478	1,680
Noninterest income	7,033	6,986	3,214	2,849	1,130	957	11,377	10,792
Noninterest expense	10,264	9,636	3,009	2,611	2,058	1,888	15,331	14,135

Income before income tax expense	6,026	6,161	2,351	1,999	1,092	482	9,469	8,642
Income tax expense	2,007	2,075	773	655	388	171	3,168	2,901

Net income	$4,019	$4,086	$1,578	$1,344	$704	$311	$6,301	$5,741

Average loans	$178.8	$186.0	$70.1	$61.3	$56.2	$45.6	$305.1	$292.9
Average assets (2)	322.9	292.7	96.9	88.1	61.6	51.5	487.2	438.1
Average core deposits	230.0	214.9	27.3	24.3	0.1	—	257.4	239.2

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $3.2 billion and $2.5 billion in total assets at September 30, 2006, and December 31, 2005, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $2.8 billion and $2.9 billion in total assets at September 30, 2006, and December 31, 2005, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $820 million and $870 million at September 30, 2006, and December 31, 2005, respectively, predominantly representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

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

	Residential	Commercial	Total
(in millions)	MSRs	MSRs	MSRs

Balance at December 31, 2005	$12,389	$122	$12,511
Remeasurement upon adoption of FAS 156	158	—	158

Balance at January 1, 2006	$12,547	$122	$12,669

The changes in residential MSRs measured using the fair value method were:

	Quarter ended	Nine months ended
(in millions)	Sept. 30, 2006	Sept. 30, 2006

Fair value, beginning of period	$15,650	$12,547
Purchases	2,907	3,637
Servicing from securitizations or asset transfers	965	3,264
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(1,147)	(75)
Other changes in fair value (2)	(663)	(1,661)

Fair value, end of period	$17,712	$17,712

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.

The changes in amortized MSRs were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2006	2005	2006	2005

Balance, beginning of period	$175	$10,096	$122	$9,466
Purchases (1)	161	783	225	1,771
Servicing from securitizations or asset transfers (1)	2	850	2	1,764
Amortization	(10)	(542)	(21)	(1,505)
Other (includes changes due to hedging)	—	766	—	457

Balance, end of period	$328	$11,953	$328	$11,953

Valuation allowance:
Balance, beginning of period	$—	$1,598	$—	$1,565
Reversal of provision for MSRs in excess of fair value	—	(356)	—	(323)

Balance, end of period	$—	$1,242	$—	$1,242

Amortized MSRs, net	$328	$10,711	$328	$10,711

Fair value of amortized MSRs:
Beginning of period	$252	$8,517	$146	$7,913
End of period	440	10,845	440	10,845

(1)	Based on September 30, 2006, assumptions, the weighted-average amortization period for MSRs added during the third quarter and first nine months of 2006 was approximately 18.0 years and 16.2 years, respectively.
The components of our managed servicing portfolio were:

	September 30		,
(in billions)	2006	2005

Loans serviced for others (1)	$1,235	$815
Owned loans serviced (2)	90	115

Total owned servicing	1,325	930
Sub-servicing	20	29

Total managed servicing portfolio	$1,345	$959

Ratio of MSRs to related loans serviced for others	1.46%	1.31%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.

The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30		,
(in millions)	2006	2005	2006	2005

Servicing income, net:
Servicing fees (1)	$947	$619	$2,514	$1,782
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(1,147)	—	(75)	—
Other changes in fair value (3)	(663)	—	(1,661)	--
Amortization	(10)	(542)	(21)	(1,505)
Reversal of provision for MSRs in excess of fair value	—	356	—	323
Net derivative gains (losses):
Fair value accounting hedges (4)	—	(60)	—	130
Economic hedges (5)	1,061	—	(178)	—

Total servicing income, net	188	373	579	730
Net gains on mortgage loan origination/sales activities	179	273	811	816
All other	117	97	244	248

Total mortgage banking noninterest income	$484	$743	$1,634	$1,794

Market-related valuation changes to MSRs, net of hedge results (2) + (5)	$(86)		$(253)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Results related to MSRs fair value hedging activities under FAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended), consist of gains and losses excluded from the evaluation of hedge effectiveness and the ineffective portion of the change in the value of these derivatives. Gains and losses excluded from the evaluation of hedge effectiveness are those caused by market conditions (volatility) and the spread between spot and forward rates priced into the derivative contracts (the passage of time). See Note 19 – Fair Value Hedges for additional discussion and detail.
(5)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 19 – Free-Standing Derivatives for additional discussion and detail.

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
Condensed Consolidating Statement of Income

	Quarter ended September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$637	$—	$—	$(637)	$—
Nonbank	45	—	—	(45)	—
Interest income from loans	—	1,336	5,231	(12)	6,555
Interest income from subsidiaries	862	—	—	(862)	—
Other interest income	27	26	1,794	(3)	1,844

Total interest income	1,571	1,362	7,025	(1,559)	8,399

Deposits	—	—	1,997	—	1,997
Short-term borrowings	139	96	288	(252)	271
Long-term debt	834	457	180	(387)	1,084

Total interest expense	973	553	2,465	(639)	3,352

NET INTEREST INCOME	598	809	4,560	(920)	5,047
Provision for credit losses	—	362	251	—	613

Net interest income after provision for credit losses	598	447	4,309	(920)	4,434

NONINTEREST INCOME
Fee income – nonaffiliates	—	76	2,268	—	2,344
Other	85	48	1,417	(7)	1,543

Total noninterest income	85	124	3,685	(7)	3,887

NONINTEREST EXPENSE
Salaries and benefits	5	280	2,652	—	2,937
Other	13	217	2,159	(245)	2,144

Total noninterest expense	18	497	4,811	(245)	5,081

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	665	74	3,183	(682)	3,240
Income tax expense (benefit)	(54)	27	1,073	—	1,046
Equity in undistributed income of subsidiaries	1,475	—	—	(1,475)	—

NET INCOME	$2,194	$47	$2,110	$(2,157)	$2,194

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$900	$—	$—	$(900)	$—
Nonbank	566	—	—	(566)	—
Interest income from loans	—	1,154	4,270	(8)	5,416
Interest income from subsidiaries	598	—	—	(598)	—
Other interest income	25	21	1,183	—	1,229

Total interest income	2,089	1,175	5,453	(2,072)	6,645

Deposits	—	—	1,000	—	1,000
Short-term borrowings	60	62	228	(161)	189
Long-term debt	554	350	161	(285)	780

Total interest expense	614	412	1,389	(446)	1,969

NET INTEREST INCOME	1,475	763	4,064	(1,626)	4,676
Provision for credit losses	—	486	155	—	641

Net interest income after provision for credit losses	1,475	277	3,909	(1,626)	4,035

NONINTEREST INCOME
Fee income – nonaffiliates	—	61	2,104	—	2,165
Other	62	90	1,539	(29)	1,662

Total noninterest income	62	151	3,643	(29)	3,827

NONINTEREST EXPENSE
Salaries and benefits	43	249	2,422	—	2,714
Other	31	227	2,105	(188)	2,175

Total noninterest expense	74	476	4,527	(188)	4,889

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,463	(48)	3,025	(1,467)	2,973
Income tax expense (benefit)	(50)	(18)	1,066	—	998
Equity in undistributed income of subsidiaries	462	—	—	(462)	—

NET INCOME	$1,975	$(30)	$1,959	$(1,929)	$1,975

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,472	$—	$—	$(1,472)	$—
Nonbank	218	—	—	(218)	—
Interest income from loans	—	3,933	15,007	(30)	18,910
Interest income from subsidiaries	2,430	—	—	(2,430)	—
Other interest income	79	76	4,946	(3)	5,098

Total interest income	4,199	4,009	19,953	(4,153)	24,008

Deposits	—	—	5,273	—	5,273
Short-term borrowings	349	274	888	(681)	830
Long-term debt	2,333	1,310	473	(1,112)	3,004

Total interest expense	2,682	1,584	6,634	(1,793)	9,107

NET INTEREST INCOME	1,517	2,425	13,319	(2,360)	14,901
Provision for credit losses	—	689	789	—	1,478

Net interest income after provision for credit losses	1,517	1,736	12,530	(2,360)	13,423

NONINTEREST INCOME
Fee income — nonaffiliates	—	206	6,564	—	6,770
Other	58	171	4,413	(35)	4,607

Total noninterest income	58	377	10,977	(35)	11,377

NONINTEREST EXPENSE
Salaries and benefits	57	817	7,947	—	8,821
Other	(4)	653	6,566	(705)	6,510

Total noninterest expense	53	1,470	14,513	(705)	15,331

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,522	643	8,994	(1,690)	9,469
Income tax expense (benefit)	(114)	228	3,054	—	3,168
Equity in undistributed income of subsidiaries	4,665	—	—	(4,665)	—

NET INCOME	$6,301	$415	$5,940	$(6,355)	$6,301

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,824	$—	$—	$(3,824)	$—
Nonbank	751	—	—	(751)	—
Interest income from loans	—	3,221	12,146	(8)	15,359
Interest income from subsidiaries	1,553	—	—	(1,553)	—
Other interest income	78	79	3,202	—	3,359

Total interest income	6,206	3,300	15,348	(6,136)	18,718

Deposits	—	—	2,517	—	2,517
Short-term borrowings	171	135	623	(427)	502
Long-term debt	1,380	990	446	(782)	2,034

Total interest expense	1,551	1,125	3,586	(1,209)	5,053

NET INTEREST INCOME	4,655	2,175	11,762	(4,927)	13,665
Provision for credit losses	—	1,123	557	—	1,680

Net interest income after provision for credit losses	4,655	1,052	11,205	(4,927)	11,985

NONINTEREST INCOME
Fee income — nonaffiliates	—	169	6,016	—	6,185
Other	133	203	4,366	(95)	4,607

Total noninterest income	133	372	10,382	(95)	10,792

NONINTEREST EXPENSE
Salaries and benefits	55	731	6,965	—	7,751
Other	36	571	6,223	(446)	6,384

Total noninterest expense	91	1,302	13,188	(446)	14,135

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	4,697	122	8,399	(4,576)	8,642
Income tax expense (benefit)	(52)	40	2,913	—	2,901
Equity in undistributed income of subsidiaries	992	—	—	(992)	—

NET INCOME	$5,741	$82	$5,486	$(5,568)	$5,741

Condensed Consolidating Balance Sheet

	September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$11,879	$232	$—	$(12,111)	$—
Nonaffiliates	77	195	16,398	—	16,670
Securities available for sale	986	1,798	49,857	(6)	52,635
Mortgages and loans held for sale	—	29	40,501	—	40,530
Loans	—	47,174	261,213	(896)	307,491
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	46,369	63	—	(46,432)	—
Allowance for loan losses	—	(1,147)	(2,652)	—	(3,799)

Net loans	49,769	46,090	258,561	(50,728)	303,692

Investments in subsidiaries:
Bank	41,335	—	—	(41,335)	—
Nonbank	5,168	—	—	(5,168)	—
Other assets	5,817	1,456	64,148	(1,507)	69,914

Total assets	$115,031	$49,800	$429,465	$(110,855)	$483,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$326,430	$(12,111)	$314,319
Short-term borrowings	18	7,909	19,072	(13,199)	13,800
Accrued expenses and other liabilities	3,359	1,018	24,038	(2,046)	26,369
Long-term debt	61,817	37,944	16,447	(32,117)	84,091
Indebtedness to subsidiaries	4,975	—	—	(4,975)	—

Total liabilities	70,169	46,871	385,987	(64,448)	438,579
Stockholders’ equity	44,862	2,929	43,478	(46,407)	44,862

Total liabilities and stockholders’ equity	$115,031	$49,800	$429,465	$(110,855)	$483,441

Condensed Consolidating Balance Sheet

	September 30, 2005
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$10,888	$263	$28	$(11,179)	$—
Nonaffiliates	235	343	19,214	—	19,792
Securities available for sale	1,239	1,771	31,475	(5)	34,480
Mortgages and loans held for sale	—	25	46,723	—	46,748
Loans	1	41,507	255,570	(889)	296,189
Loans to subsidiaries:
Bank	2,300	—	—	(2,300)	—
Nonbank	43,556	949	—	(44,505)	—
Allowance for loan losses	—	(1,200)	(2,686)	—	(3,886)

Net loans	45,857	41,256	252,884	(47,694)	292,303

Investments in subsidiaries:
Bank	36,364	—	—	(36,364)	—
Nonbank	4,140	—	—	(4,140)	—
Other assets	6,343	1,149	54,729	(2,050)	60,171

Total assets	$105,066	$44,807	$405,053	$(101,432)	$453,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$300,207	$(11,178)	$289,029
Short-term borrowings	82	8,567	29,004	(14,410)	23,243
Accrued expenses and other liabilities	4,056	1,262	20,289	(2,812)	22,795
Long-term debt	57,236	32,501	17,627	(28,772)	78,592
Indebtedness to subsidiaries	3,857	—	—	(3,857)	—

Total liabilities	65,231	42,330	367,127	(61,029)	413,659
Stockholders’ equity	39,835	2,477	37,926	(40,403)	39,835

Total liabilities and stockholders’ equity	$105,066	$44,807	$405,053	$(101,432)	$453,494

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,235	$714	$15,351	$18,300

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	188	443	43,265	43,896
Prepayments and maturities	4	172	5,581	5,757
Purchases	(265)	(646)	(60,436)	(61,347)
Net cash paid for acquisitions	—	—	(526)	(526)
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,448)	(25,055)	(26,503)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	35,587	35,637
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(3,934)	(4,136)
Principal collected on nonbank entities’ loans	—	15,092	3,038	18,130
Loans originated by nonbank entities	—	(16,638)	(3,318)	(19,956)
Net repayments from (advances to) nonbank entities	(54)	—	54	—
Capital notes and term loans made to subsidiaries	(4,705)	—	4,705	—
Principal collected on notes/loans made to subsidiaries	3,025	—	(3,025)	—
Net decrease (increase) in investment in subsidiaries	(192)	—	192	—
Other, net	—	814	(4,098)	(3,284)

Net cash used by investing activities	(1,999)	(2,363)	(7,970)	(12,332)

Cash flows from financing activities:
Net decrease in deposits	—	—	(376)	(376)
Net increase (decrease) in short-term borrowings	875	(1,097)	(9,917)	(10,139)
Proceeds from issuance of long-term debt	9,640	5,255	92	14,987
Long-term debt repayment	(6,926)	(2,576)	(1,130)	(10,632)
Proceeds from issuance of common stock	1,419	—	—	1,419
Common stock repurchased	(1,566)	—	—	(1,566)
Cash dividends paid on common stock	(2,695)	—	—	(2,695)
Excess tax benefits related to stock option payments	179	—	—	179
Other, net	—	20	29	49

Net cash provided (used) by financing activities	926	1,602	(11,302)	(8,774)

Net change in cash and due from banks	1,162	(47)	(3,921)	(2,806)
Cash and due from banks at beginning of period	10,794	474	4,129	15,397

Cash and due from banks at end of period	$11,956	$427	$208	$12,591

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2005
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$4,966	$799	$(11,529)	$(5,764)

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	219	170	6,954	7,343
Prepayments and maturities	85	208	5,002	5,295
Purchases	(177)	(333)	(10,068)	(10,578)
Net cash acquired from acquisitions	—	—	54	54
Increase in banking subsidiaries’ loan originations, net of collections	—	(573)	(25,294)	(25,867)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	165	34,976	35,141
Purchases (including participations) of loans by banking subsidiaries	—	—	(5,611)	(5,611)
Principal collected on nonbank entities’ loans	—	14,584	2,095	16,679
Loans originated by nonbank entities	—	(21,652)	(2,851)	(24,503)
Net repayments from (advances to) nonbank entities	(3,538)	—	3,538	—
Capital notes and term loans made to subsidiaries	(7,351)	—	7,351	—
Principal collected on notes/loans made to subsidiaries	2,101	—	(2,101)	—
Net decrease (increase) in investment in subsidiaries	161	—	(161)	—
Other, net	—	(969)	(5,986)	(6,955)

Net cash provided (used) by investing activities	(8,500)	(8,400)	7,898	(9,002)

Cash flows from financing activities:
Net increase in deposits	—	—	13,540	13,540
Net increase (decrease) in short-term borrowings	927	2,905	(2,602)	1,230
Proceeds from issuance of long-term debt	15,551	8,069	(1,335)	22,285
Long-term debt repayment	(7,551)	(3,249)	(6,670)	(17,470)
Proceeds from issuance of common stock	859	—	—	859
Common stock repurchased	(2,343)	—	—	(2,343)
Cash dividends paid on common stock	(2,505)	—	—	(2,505)
Other, net	—	—	198	198

Net cash provided by financing activities	4,938	7,725	3,131	15,794

Net change in cash and due from banks	1,404	124	(500)	1,028
Cash and due from banks at beginning of period	9,719	482	2,702	12,903

Cash and due from banks at end of period	$11,123	$606	$2,202	$13,931

17. GUARANTEES
We provide significant guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We will be required to make payment if a customer defaults. Standby letters of credit were $11.4 billion at September 30, 2006, and $10.9 billion at December 31, 2005, including financial guarantees of $6.8 billion and $6.4 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $2.7 billion at September 30, 2006, and $2.1 billion at December 31, 2005. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $931 million at September 30, 2006, and $761 million at December 31, 2005.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $460 million at September 30, 2006, and $563 million at December 31, 2005. The aggregate written floors and caps liability was $143 million and $169 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $47.1 billion at September 30, 2006, and $45.5 billion at December 31, 2005, and the aggregate notional value related to written floors and caps was $12.2 billion and $24.3 billion, respectively. We offset substantially all options written to customers with purchased options and other derivatives.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a liability of $5 million at September 30, 2006, and $6 million at December 31, 2005. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $2.8 billion and $2.7 billion based on notional value at September 30, 2006, and December 31, 2005, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at September 30, 2006, and December 31, 2005. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management and insurance agency acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At September 30, 2006, and December 31, 2005, the amount of contingent consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 23 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $100 million at September 30, 2006, and $110 million at December 31, 2005.

18. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $4.2 billion at September 30, 2006. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio
As of September 30, 2006:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$50.2	12.34%	≥	$32.5	≥	8.00%
Wells Fargo Bank, N.A.	39.7	12.04	≥	26.4	≥	8.00		≥	$33.0	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$35.6	8.74%	≥	$16.3	≥	4.00%
Wells Fargo Bank, N.A.	27.8	8.43	≥	13.2	≥	4.00		≥	$19.8	≥	6.00%
Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	$35.6	7.41%	≥	$19.2	≥	4.00	%(1)
Wells Fargo Bank, N.A.	27.8	6.92	≥	16.1	≥	4.00	(1)	≥	$20.1	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At September 30, 2006, Wells Fargo Bank, N.A. met these requirements.

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
At September 30, 2006, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use derivatives, such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts, to hedge forecasted sales of mortgage loans. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of September 30, 2006, all designated cash flow hedges continued to qualify as cash flow hedges.

We expect that $24 million of deferred net losses on derivatives in other comprehensive income at September 30, 2006, will be reclassified as earnings during the next twelve months, compared with $77 million of deferred net gains at September 30, 2005. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges of floating-rate senior debt and one year for hedges of forecasted sales of mortgage loans.
The following table provides derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended Sept. 30	,	Nine months ended Sept. 30		,
(in millions)	2006	2005	2006	2005

Gains (losses) from fair value hedges (1) from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$—	$(51)	$(8)	$390
Ineffective portion of change in value of derivatives	3	(5)	14	(253)
Gains (losses) from ineffective portion of change in the value of cash flow hedges	(7)	25	48	17

(1)	Includes hedges of equity securities, commercial real estate and franchise loans, long-term debt and certificates of deposit, and foreign currency, and, for 2005, residential MSRs. Upon adoption of FAS 156, derivatives used to hedge our residential MSRs are no longer accounted for as fair value hedges under FAS 133.
Free-Standing Derivatives
We use free-standing derivatives (economic hedges) to hedge the risk of changes in the fair value of residential MSRs and other interests held, with the resulting gain or loss reflected in income. These derivatives include swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts, in addition to securities available for sale. Net derivative gains of $1,061 million and losses of $178 million for the third quarter and first nine months of 2006, respectively, from economic hedges related to our mortgage servicing activities are included on the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $905 million at September 30, 2006, and $32 million at December 31, 2005, and is included on the balance sheet in “Other assets.” Changes in fair value of securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments is hedged with free-standing derivatives (economic hedges) such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value recorded as a part of mortgage banking noninterest income in the income statement. We record a zero fair value for a derivative loan commitment at inception consistent with Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 105, Application of Accounting

Principles to Loan Commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time (referred to as a fall-out factor). The aggregate fair value of derivative loan commitments on the consolidated balance sheet was a net asset of $46 million at September 30, 2006, and a net liability of $54 million at December 31, 2005, and is included in the caption “Interest rate contracts” under Customer Accommodations and Trading in the following table.
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
Derivative Financial Instruments – Summary Information
The total credit risk amount and estimated net fair value for derivatives at September 30, 2006, and December 31, 2005, were:

	September 30, 2006		December 31, 2005
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES (1)
Interest rate contracts	$1,580	$734	$726	$218
Equity contracts	1	(12)	3	—
Foreign exchange contracts	497	437	153	93
CUSTOMER ACCOMMODATIONS AND TRADING
Interest rate contracts	1,499	223	1,395	47
Commodity contracts	450	7	801	38
Equity contracts	207	(27)	258	(12)
Foreign exchange contracts	261	12	315	24
Credit contracts	34	(14)	23	(33)

(1)	Includes fair value and cash flow hedges accounted for under FAS 133 and free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs and other interests held.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2006.

				Total number of
			Weighted-	shares repurchased		Maximum number of
	Total number		average	as part of publicly		shares that may yet
Calendar	of shares		price paid	announced		be repurchased under
month	repurchased	(1)	per share	authorizations	(1)	the authorizations
July	3,907,996		$35.01	3,907,996		79,743,298
August	4,131,126		35.79	4,131,126		75,612,172
September	2,728,002		35.66	2,728,002		72,884,170

Total	10,767,124			10,767,124

(1)	All shares were repurchased under two authorizations each covering up to 50 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 15, 2005, and June 27, 2006. Unless modified or revoked by the Board, these authorizations do not expire.
Item 6. Exhibits
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214.
3(a)	Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006

(b)	By-Laws, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 30, 2006

4(a)	See Exhibits 3(a) and 3(b)

(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company

10(a)	Amendments to Long-Term Incentive Compensation Plan, effective August 4, 2006, filed herewith

(b)	Amendment to Deferred Compensation Plan, effective September 26, 2006, filed herewith

(c)	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006, filed herewith

(d)	Amendment to Directors Stock Compensation and Deferral Plan, effective August 4, 2006, filed herewith

10(e)	Amendment to Supplemental 401(k) Plan, effective August 4, 2006, filed herewith

12	Computation of Ratios of Earnings to Fixed Charges, filed herewith

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
	2006	2005		2006	2005

Ratio of earnings to fixed charges:
Including interest on deposits	1.95	2.47		2.02	2.66
Excluding interest on deposits	3.30	3.92		3.37	4.22

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

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

Dated: November 2, 2006	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy Senior Vice President and Controller (Principal Accounting Officer)