Form 10-K
period 2006-12-31
WELLS FARGO & CO/MN
filed 2007-03-01
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006	Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	No. 41-0449260 (I.R.S. Employer Identification No.)
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
Yes Ö No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes No Ö

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).	Yes No Ö
At June 30, 2006, the aggregate market value of common stock held by non-affiliates was approximately $110,981 million, based on a closing price of $33.54*. At January 31, 2007, 3,378,619,486 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

	Incorporated Documents	Where incorporated in Form 10-K

1.	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2006 (“2006 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2.	Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2007 (“2007 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

*	Reflects the two-for-one stock split in the form of a 100% stock dividend distributed August 11, 2006.

ITEM 1.	BUSINESS
Wells Fargo & Company is a corporation organized under the laws of Delaware and a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHC Act). Its principal business is to act as a holding company for its subsidiaries. References in this report to “the Parent” mean the holding company. References to “we,” “our,” “us” or “the Company” mean the holding company and its subsidiaries that are consolidated for financial reporting purposes.
We are the product of the merger of Norwest Corporation and the former Wells Fargo & Company, completed on November 2, 1998. On completion of the merger, Norwest Corporation changed its name to Wells Fargo & Company. In April 1996, the former Wells Fargo & Company acquired First Interstate Bancorp, a $55 billion bank holding company in a transaction valued at $11 billion. In October 2000, we acquired First Security Corporation, a $23 billion bank holding company in a transaction valued at $3 billion.
We expand our business, in part, by acquiring banking institutions and other companies engaged in activities that are financial in nature. We continue to explore opportunities to acquire banking institutions and other financial services companies, and discussions related to possible acquisitions may occur at any time. We cannot predict whether, or on what terms, discussions will result in further acquisitions. As a matter of policy, we generally do not comment on any discussions or possible acquisitions until a definitive acquisition agreement has been signed.
At December 31, 2006, we had assets of $482 billion, loans of $319 billion, deposits of $310 billion and stockholders’ equity of $46 billion. Based on assets, we were the fifth largest bank holding company in the United States. At December 31, 2006, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $399 billion, or 83% of the Company’s assets. Our bank has the highest credit rating, “Aaa,” from Moody’s Investors Service and, in February 2007, was upgraded to “AAA” by Standard & Poor’s Ratings Services, its highest credit rating. Our bank is now the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
At December 31, 2006, we had 158,000 active, full-time equivalent team members.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Wells Fargo,” then “Investor Relations – More,” then “SEC Filings”) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. They are also available free on the SEC’s website at www.sec.gov.
DESCRIPTION OF BUSINESS
General
We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking stores located in 23 states: Alaska, Arizona, California,

Colorado, Idaho, Illinois, Indiana, Iowa, Michigan, Minnesota, Montana, Nebraska, Nevada, New Mexico, North Dakota, Ohio, Oregon, South Dakota, Texas, Utah, Washington, Wisconsin and Wyoming. We provide other financial services through subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.
We have three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2006 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
Competition
The financial services industry is highly competitive. Our subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and money market and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses and insurance companies, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.
Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Combinations of this type could significantly change the competitive environment in which we conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.
REGULATION AND SUPERVISION
We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2006 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not investors in bank holding companies such as the Company.
Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and pay dividends on our capital stock. They may also require us to provide financial support to one or more of our subsidiary banks, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of depository institutions.
General
Parent Bank Holding Company.  As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the Securities and Exchange Commission (SEC). As a listed company on the New York Stock Exchange (NYSE), the Parent is subject to the rules of the NYSE for listed companies.
Subsidiary Banks.  Our subsidiary national banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC) and the FRB. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.
Nonbank Subsidiaries.   Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our brokerage subsidiaries are regulated by the SEC, the National Association of Securities Dealers, Inc. (NASD) and state securities regulators. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.
Parent Bank Holding Company Activities
“Financial in Nature” Requirement.  As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.
FRB approval is not required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHC Act. In addition, if the FRB finds that any of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
We became a financial holding company effective March 13, 2000. We continue to maintain our status as a bank holding company for purposes of other FRB regulations.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2006 Annual Report to Stockholders.
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
The OCC may order an assessment of the Parent if the capital of one of its national bank subsidiaries were to become impaired. If the Parent failed to pay the assessment within three months, the OCC could order the sale of the Parent’s stock in the national bank to cover the deficiency.
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
Liability of Commonly Controlled Institutions.  All of the Company’s subsidiary banks are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC-insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
Capital Requirements
We are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on depository institutions within their jurisdictions. For information about these capital requirements and guidelines, see Note 25 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2006 Annual Report to Stockholders.
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
FRB, FDIC and OCC rules also require us to incorporate market and interest rate risk components into our regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.
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
Basel II is an enterprise wide initiative in Wells Fargo. Under current guidance, the first opportunity for an institution in the United States to conduct a parallel run of Basel II would be January 2008.

From time to time, the FRB and the Federal Financial Institutions Examination Council (FFIEC) propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect our reported capital ratios and net risk-adjusted assets.
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
Deposit Insurance Assessments
Our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005. The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The current target DRR is 1.25%. However, the Act has eliminated the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures. For large institutions (assets of $10 billion or more), the FDIC generally determines risk by combining supervisory ratings with the institution’s long-term debt issuer ratings. The FDIC has established four risk categories, with assessment rates for 2007 ranging from a minimum of 5 cents per $100 of domestic deposits for well managed, well capitalized banks with the highest credit ratings, to 43 cents for institutions posing the most risk to the DIF. The FDIC may increase or decrease the assessment rate schedule quarterly.
To offset assessments, a member institution may apply certain one time credits, based on the institution’s (or its successor’s) assessment base as of the end of 1996. An institution may apply available credits up to 100% of assessments in 2007, and up to 90% of assessments in each of 2008, 2009 and 2010. Based on available credits, we do not expect to incur a significant increase in total deposit insurance expense in 2007 under the new assessment schedule.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of our bank subsidiaries could have a material adverse effect on our earnings, depending on the collective size of the particular banks involved.
All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.3 cents per $100 of BIF-assessable deposits in 2006. The FDIC established the FICO assessment rate effective for the first quarter of 2007 at approximately 1.2 cents annually per $100 of assessable deposits. This separate FICO assessment cannot be offset with any one time credits.
Fiscal and Monetary Policies
Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, results of operations and financial condition.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. We are subject to Sarbanes-Oxley because we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The NYSE has imposed a number of new corporate governance requirements as well.
Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (Patriot Act) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act requires us to implement new or revised policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Future Legislation
Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.
ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2006 Annual Report to Stockholders under “Financial Review” on pages 34-65 and under “Financial Statements” on pages 68-120. That information is incorporated into this report by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report on pages 1-9 and in the 2006 Annual Report to Stockholders under “Financial Review – Risk Factors” on pages 61-65. That information is incorporated into this report by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own our corporate headquarters building in San Francisco, California. We also own administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota; and Salt Lake City, Utah. In addition, we lease office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Oregon, Texas, and Utah.
As of December 31, 2006, we provided banking, insurance, investments, mortgage banking and consumer finance through more than 6,000 stores under various types of ownership and leasehold agreements. We own the Wells Fargo Home Mortgage (Home Mortgage) headquarters in Des Moines, Iowa and operations/servicing centers in Springfield, Illinois; Des Moines, Iowa; and Minneapolis, Minnesota. We lease administrative space for Home Mortgage in Tempe, Arizona; Riverside and San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina; and all mortgage production offices nationwide. We own the Wells Fargo Financial, Inc. (WFFI) headquarters and four administrative buildings in Des Moines, Iowa, and an operations center in Sioux Falls, South Dakota. We lease administrative space for WFFI in Tempe, Arizona; Lake Mary, Florida; Des Moines, Iowa; Kansas City, Kansas; Minneapolis, Minnesota; Mississauga, Ontario; Philadelphia, Pennsylvania; San Juan, Puerto Rico; Aberdeen, South Dakota; and all store locations.
We are also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2006 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets)” on page 85. That information is incorporated into this report by reference.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2006 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 23 (Legal Actions)” on page 112. That information is incorporated into this report by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Information related to the Company’s executive officers is included in Item 10 of this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the New York Stock Exchange. The Quarterly Financial Data table on page 121 of the 2006 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2006, and is incorporated herein by reference. Prices shown represent the daily high and low and the quarter-end sale prices of the Company’s common stock as reported on the New York Stock Exchange Composite Transaction Reporting System for the periods indicated. At January 31, 2007, there were 90,752 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions on pages 4-5 of this report and in the 2006 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions) on page 78 are incorporated into this report by reference.
REPURCHASES OF COMMON STOCK
The following table shows Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2006.

				Maximum number of
	Total number			shares that may yet
	of shares		Weighted-average	be repurchased under
Calendar month	repurchased (	1)	price paid per share	the authorizations

October	1,650,202		$36.50	71,233,968

November	5,682,209		36.20	65,551,759

December	3,713,053		35.60	61,838,706

Total	11,045,464

(1)	All shares were repurchased under two authorizations each covering up to 50 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 15, 2005, and June 27, 2006. The total shares under the authorizations reflect the two-for-one stock split in the form of a 100% stock dividend distributed August 11, 2006. Unless modified or revoked by the Board, the authorizations do not expire.

ITEM 6.	SELECTED FINANCIAL DATA
Information in response to this Item 6 can be found in the 2006 Annual Report to Stockholders under “Financial Review” in Table 2 on page 36. That information is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2006 Annual Report to Stockholders under “Financial Review” on pages 34-65. That information is incorporated into this report by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2006 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability and Market Risk Management” on pages 55-59. That information is incorporated into this report by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2006 Annual Report to Stockholders under “Financial Statements” on pages 68-120 and under “Quarterly Financial Data” on page 121. That information is incorporated into this report by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2006 Annual Report to Stockholders under “Controls and Procedures” on pages 66-67. That information is incorporated into this report by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Howard I. Atkins (age 56)
Senior Executive Vice President and Chief Financial Officer since August 2005;
Executive Vice President and Chief Financial Officer from August 2001 to August 2005.
Mr. Atkins has served with the Company for 5 years.
Patricia R. Callahan (age 53)
Executive Vice President (Compliance and Risk Management) since June 2005;
Executive Vice President (Human Resources) from November 1998 to June 2005.
Ms. Callahan has served with the Company or its predecessors for 29 years.
David A. Hoyt (age 51)
Senior Executive Vice President since August 2005;
Group Executive Vice President (Wholesale Banking) from November 1998 to August 2005.
Mr. Hoyt has served with the Company or its predecessors for 25 years.
Richard M. Kovacevich (age 63)
Chairman and Chief Executive Officer since August 2005;
Chairman, President and Chief Executive Officer from April 2001 to August 2005.
Mr. Kovacevich has served with the Company or its predecessors for 21 years.
Richard D. Levy (age 49)
Executive Vice President and Controller since February 2007;
Senior Vice President and Controller from September 2002 to February 2007;
Senior Vice President and Controller of New York Life Insurance Company from September 1997 to
     August 2002.
Mr. Levy has served with the Company for 4 years.
Michael J. Loughlin (age 51)
Executive Vice President (Chief Credit Officer) since April 2006;
Deputy Chief Credit Officer from January 2006 to April 2006;
Executive Vice President of Wells Fargo Bank, N.A. from May 2000 to April 2006.
Mr. Loughlin has served with the Company or its predecessors for 25 years.
Avid Modjtabai (age 45)
Executive Vice President (Human Resources) since June 2005;
Executive Vice President (Internet Services) of Wells Fargo Bank, N.A. from March 2001 to
     June 2005.
Ms. Modjtabai has served with the Company or its predecessors for 13 years.

Mark C. Oman (age 52)
Senior Executive Vice President since August 2005;
Group Executive Vice President (Home and Consumer Finance) from September 2002 to August 2005;
Group Executive Vice President (Mortgage and Home Equity) from November 1998 to August 2002;
Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.)
     February 1997 until the merger with Wells Fargo Bank, N.A. in May 2004.
Mr. Oman has served with the Company or its predecessors for 27 years.
James M. Strother (age 55)
Executive Vice President and General Counsel since January 2004;
Deputy General Counsel from June 2001 to December 2003.
Mr. Strother has served with the Company or its predecessors for 20 years.
John G. Stumpf (age 53)
President and Chief Operating Officer since August 2005;
Group Executive Vice President (Community Banking) from July 2002 to August 2005;
Group Executive Vice President (Western Banking) from May 2000 to June 2002.
Mr. Stumpf has served with the Company or its predecessors for 25 years.
Carrie L. Tolstedt (age 47)
Group Executive Vice President (Regional Banking) since July 2002;
Group Executive Vice President (California and Border Banking) from January 2001 to June 2002.
Ms. Tolstedt has served with the Company or its predecessors for 17 years.
There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has seven members: Lloyd H. Dean, Enrique Hernandez, Jr., Robert L. Joss, Cynthia H. Milligan, Nicholas G. Moore, Philip J. Quigley and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by New York Stock Exchange rules. The Board of Directors has determined, in its business judgment, that each member of the Committee is financially literate, as required by New York Stock Exchange rules, and that each qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations.
CODE OF ETHICS AND BUSINESS CONDUCT
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
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the 2007 Proxy Statement under “Ownership of Our Common Stock - Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the 2007 Proxy Statement under “Item 1 – Election of Directors – Compensation Committee Interlocks and Insider Participation” and “– Director Compensation,” under “Executive Compensation” (other than “Human Resources Committee – Executive Compensation Process and Procedures”) and under “Information About Related Persons – Related Person Transactions.” That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this Item 12 can be found in the 2007 Proxy Statement under “Ownership of Our Common Stock” and under “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the 2007 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the 2007 Proxy Statement under “Item 2 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The Company’s consolidated financial statements, include the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages 68-120 of the 2006 Annual Report to Stockholders, incorporated herein by reference.
2. FINANCIAL STATEMENT SCHEDULES
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
3. EXHIBITS
A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this report by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

WELLS FARGO & COMPANY
By:	/s/ RICHARD M. KOVACEVICH
Richard M. Kovacevich
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOWARD I. ATKINS
Howard I. Atkins
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) March 1, 2007

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer) March 1, 2007
The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Philip J. Quigley to sign this document on their behalf.

John S. Chen	Cynthia H. Milligan
Lloyd H. Dean	Donald B. Rice
Susan E. Engel	Judith M. Runstad
Enrique Hernandez, Jr.	Stephen W. Sanger
Robert L. Joss	John G. Stumpf
Richard M. Kovacevich	Susan G. Swenson
Richard D. McCormick	Michael W. Wright

By:	/s/ PHILIP J. QUIGLEY
Philip J. Quigley
Director and Attorney-in-fact March 1, 2007

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(b).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 2, 2005.

	Amendment to Long-Term Incentive Compensation Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to Long-Term Incentive Compensation Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to Long-Term Incentive Compensation Plan, effective February 28, 2007.	Filed herewith.

Action of Human Resources Committee Specifying “Fair Market Value” for February 27, 2007 Option Grants Under the Long-Term Incentive Compensation Plan and for Option Exercises Involving a Market Transaction.
Filed herewith.

	Forms of Award Term Sheet for grants of restricted share rights.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Forms of Non-Qualified Stock Option Agreement for executive officers:

	For grants on and after February 28, 2006;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 6, 2006.

	For grants on August 1, 2005;	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 1, 2005.

	For grants in 2004 and on February 22, 2005;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	For grants after November 2, 1998, through 2003; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Description	Location

10(a)*	For grants on or before November 2, 1998.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

10(c)*	Wells Fargo Bonus Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(e)*	Deferred Compensation Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	Amendment to Deferred Compensation Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to Deferred Compensation Plan, effective September 26, 2006.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	Amendment to Directors Stock Compensation and Deferral Plan, effective September 28, 2004.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

	Amendment to Directors Stock Compensation and Deferral Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendments to Directors Stock Compensation and Deferral Plan, effective November 27, 2006 and February 27, 2007.	Filed herewith.

	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Filed herewith.

10(g)*	1990 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit
Number	Description	Location

10(h)*	1987 Director Option Plan for directors of the former Wells Fargo; and	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995.

	Amendment to 1987 Director Option Plan, effective September 16, 1997.	Incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(i)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(j)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(l)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(m)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Exhibit
Number	Description	Location

10(m)*	Amendment to Supplemental 401(k) Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(n)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10(o)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(p)*	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991.	Incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

	Amendment effective January 1, 1995, to the March 18, 1991, agreement between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

	Cancellation Agreement, effective February 28, 2006, between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 6, 2006.

10(q)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(r)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(s)*	Form of severance agreement between the Company and Richard M. Kovacevich and Mark C. Oman.	Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

	Amendment effective January 1, 1995, to the March 11, 1991, agreement between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

	Cancellation Agreement, effective December 21, 2005, between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 22, 2005.

	Cancellation Agreement, effective November 28, 2006, between the Company and Mark C. Oman.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 4, 2006.

10(t)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(u)*	Description of Executive Financial Planning Program.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description	Location

10(v)*	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(w)*	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10(x)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-3 filed January 4, 2002 (File No. 333-76330).

10(y)	Description of compensation payable to non-employee directors effective January 1, 2005.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed January 31, 2005.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31					,
	2006	2005	2004	2003	2002

Including interest
on deposits	2.02	2.51	3.68	3.63	3.13

Excluding interest
on deposits	3.39	4.03	5.92	5.76	4.96

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31					,
	2006	2005	2004	2003	2002

Including interest
on deposits	2.02	2.51	3.68	3.62	3.13

Excluding interest
on deposits	3.39	4.03	5.92	5.74	4.95

13	2006 Annual Report to Stockholders, pages 33 through 120.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.