Form 10-Q
period 2007-03-31
WELLS FARGO & CO/MN
filed 2007-05-07
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2007
Common stock, $1-2/3 par value	3,339,747,324

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Mar. 31, 2007 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
($ in millions, except per share amounts)	2007	2006	2006	2006	2006

For the Quarter
Net income	$2,244	$2,181	$2,018	3%	11%
Diluted earnings per common share	0.66	0.64	0.60	3	10

Profitability ratios (annualized):
Net income to average total assets (ROA)	1.89%	1.79%	1.72%	6	10
Net income to average stockholders’ equity (ROE)	19.65	18.99	19.89	3	(1)

Efficiency ratio (1)	58.5	57.5	59.3	2	(1)

Total revenue	$9,441	$9,413	$8,555	—	10

Dividends declared per common share	0.28	0.28	0.26	—	8

Average common shares outstanding	3,376.0	3,379.4	3,358.3	—	1
Diluted average common shares outstanding	3,416.1	3,424.0	3,395.7	—	1

Average loans	$321,429	$312,166	$311,132	3	3
Average assets	482,105	482,585	475,195	—	1
Average core deposits (2)	290,586	283,790	257,466	2	13
Average retail core deposits (3)	223,729	220,025	213,876	2	5

Net interest margin	4.95%	4.93%	4.85%	—	2

At Quarter End
Securities available for sale	$45,443	$42,629	$51,195	7	(11)
Loans	325,487	319,116	306,676	2	6
Allowance for loan losses	3,772	3,764	3,845	—	(2)
Goodwill	11,275	11,275	11,050	—	2
Assets	485,901	481,996	492,428	1	(1)
Core deposits (2)	296,469	288,068	263,136	3	13
Stockholders’ equity	46,135	45,876	41,961	1	10
Tier 1 capital (4)	36,476	36,808	32,758	(1)	11
Total capital (4)	50,733	51,427	45,331	(1)	12

Capital ratios:
Stockholders’ equity to assets	9.49%	9.52%	8.52%	—	11
Risk-based capital (4)
Tier 1 capital	8.70	8.95	8.30	(3)	5
Total capital	12.10	12.50	11.49	(3)	5
Tier 1 leverage (4)	7.83	7.89	7.13	(1)	10

Book value per common share	$13.77	$13.58	$12.50	1	10

Team members (active, full-time equivalent)	159,600	158,000	152,000	1	5

Common Stock Price
High	$36.64	$36.99	$32.76	(1)	12
Low	33.01	34.90	30.31	(5)	9
Period end	34.43	35.56	31.94	(3)	8

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. Included in average core deposits were converted balances of $9,888 million, $8,888 million and $1,234 million for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Average core deposits increased 10% from first quarter 2006 and 9% (annualized) from fourth quarter 2006, not including these converted balances.
(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(4)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2007, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $486 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at March 31, 2007. When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In first quarter 2007, we achieved record diluted earnings per share of $0.66, up 10% from a year ago, and record net income of $2.24 billion, up 11% from a year ago. Our first quarter 2007 results reflected the balance across our broadly diverse business segments, continued improvement in operating margins, and a modest decline in net credit losses from fourth quarter 2006 levels. In terms of business performance, growth was once again well balanced between consumer and commercial with most of our 80 plus businesses producing double-digit earnings or revenue growth in the quarter. In terms of operating margins, net interest margin improved to 4.95%, up 10 basis points from a year ago; return on assets, which includes credit costs, improved to 1.89%, up 17 basis points from a year ago; operating leverage was positive with revenue growth of 10% exceeding 9% expense growth; and return on equity remained strong at 19.65%, among the best in the industry. Earnings growth and operating margins were solid and improved in first quarter 2007, despite an increase in nonperforming assets and credit charge-offs from a year ago, reflecting in large part our ongoing discipline in managing our businesses and balance sheet for industry-leading risk-adjusted returns.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.3 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter compared with a year ago, with average loans up 3%, average core deposits up 13% and assets managed and administered up 26%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by setting risk-adjusted credit policies for underwriting, while continuously monitoring and reviewing the performance of our loan portfolio. We maintain a well-diversified loan portfolio, measured by industry, geography and product type. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has increased over time due to customer satisfaction, strong financial results, investment in our businesses, consistent execution of our business model and the management of our business risks.
Our financial results included the following:
Net income for first quarter 2007 increased 11% to $2.24 billion from $2.02 billion for first quarter 2006. Diluted earnings per share for first quarter 2007 increased 10% to $0.66, from $0.60 for first quarter 2006. Return on average assets (ROA) was 1.89% and return on average stockholders’ equity (ROE) was 19.65% for first quarter 2007.
Net interest income on a taxable-equivalent basis increased 3% to $5.04 billion for first quarter 2007 from $4.89 billion for first quarter 2006 driven by a 1% increase in average earning assets and a 10 basis point increase in the net interest margin. The net interest margin was 4.95% for first quarter 2007, compared with 4.85% for first quarter 2006. The completion of the sales of adjustable rate mortgages (ARMs) and lower-yielding investment securities last year reduced the earning asset growth rate year over year, but helped increase the net interest margin. Net interest margin continued to benefit from growth in core deposits.
Noninterest income increased 20% to $4.43 billion for first quarter 2007, from $3.69 billion for first quarter 2006. Growth in fee income was strong, reflecting our ongoing success in cross-selling products and services to both consumer and commercial relationships. Deposit service fees rose 10% reflecting solid growth in deposit balances and accounts; trust and investment fees rose 10% reflecting increases in equity/bond markets from a year ago and success in building new wealth management relationships; debit and credit card fees rose 22% reflecting deeper customer penetration rates and increased activity; insurance fees rose 10% reflecting higher revenue; and mortgage banking fee income was higher due to increased originations and a 41% increase in gross servicing income, including the $140 billion servicing portfolio acquired last year. In line with our asset/liability management process, we sold $4 billion of our lowest-yielding bonds in first quarter 2007 at a gain of $29 million.
Revenue, the sum of net interest income and noninterest income, grew $886 million, or 10%, to $9.44 billion in first quarter 2007 from $8.56 billion in first quarter 2006. Community Banking and Wholesale Banking revenue growth was 12% and 15%, respectively, reflecting the strength and balance of our business model. Businesses with double-digit, or near double-digit, year-over-year revenue growth included commercial banking, asset-based lending, asset management, international/trade finance, capital markets, real estate brokerage, business direct, wealth management, card services, home equity lending, personal credit management, corporate trust, and home mortgage. Year-over-year revenue growth was driven by growth in net interest income and particularly strong increases in fee income across products and services, reflecting continued growth in cross-sell. Given the deterioration in the nonprime mortgage market during first quarter 2007, we took a number of actions that reduced revenue by approximately $90 million

(pre tax), including reducing the carrying value of all nonprime loans in our mortgage warehouse and providing for additional estimated early payment default losses on securitized mortgages. In addition, given the decline in mortgage rates during the quarter, revenue was reduced by $34 million (pre tax) reflecting the decline in the value of mortgage servicing rights (MSRs) net of hedging.
Noninterest expense was $5.53 billion for first quarter 2007, up $452 million, or 9%, from first quarter 2006. The increase was primarily driven by continued investment in our businesses, both additional sales personnel and new stores. During first quarter 2007, we opened 18 regional banking stores, added 57 new webATM® machines and converted 151 ATMs in Central California to Envelope-FreeSM webATM machines to better serve our customers. Expenses in first quarter 2007 included $50 million of stock option expense, $29 million of seasonal FICA expenses and $16 million of integration costs.
Net charge-offs for first quarter 2007 were $715 million (0.90% of average loans outstanding, annualized), compared with $726 million (0.92%) during fourth quarter 2006 and $433 million (0.56%) during first quarter 2006, which was positively impacted by historically low personal bankruptcies after the fourth quarter 2005 bankruptcy spike caused by the then impending change in the bankruptcy law. Auto related losses for first quarter 2007, while still at historically elevated levels, declined from third and fourth quarter 2006 due to our intensive management efforts, in both collections and underwriting, along with seasonality. Losses remained at predicted levels in our consumer unsecured and small business portfolios, and we continued to experience historically low losses in our commercial portfolios. Home equity losses have increased due to current real estate market conditions, including stress in certain regional markets, along with underperformance in home equity loans acquired from correspondents. We have tightened our underwriting standards and focused additional collections resources on targeted portfolio segments. During 2007, we expect higher but manageable losses in the home equity portfolio.
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $3.96 billion, or 1.22% of total loans, at March 31, 2007, compared with $3.96 billion, or 1.24%, at December 31, 2006, and $4.03 billion, or 1.31%, at March 31, 2006.
Total nonaccrual loans were $1.75 billion, or 0.54% of total loans, at March 31, 2007, compared with $1.67 billion, or 0.52%, at December 31, 2006, and $1.39 billion, or 0.45%, at March 31, 2006. Total nonperforming assets (NPAs) were $2.67 billion, or 0.82% of total loans, at March 31, 2007, compared with $2.42 billion, or 0.76%, at December 31, 2006, and $1.85 billion, or 0.60%, at March 31, 2006. Foreclosed assets were $909 million at March 31, 2007, compared with $745 million at December 31, 2006, and $455 million at March 31, 2006. Foreclosed assets, a component of total NPAs, included $381 million, $322 million and $227 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at March 31, 2007, December 31, 2006 and March 31, 2006, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $381 million represented 12 basis points of the ratio of nonperforming assets to loans at March 31, 2007. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Commercial nonperforming assets continued at historically low levels, and our loan impairment analysis indicated only modest loss potential. We are constantly monitoring residential mortgage and auto nonperforming levels and have active programs to determine the best strategy to hold and workout or sell these assets.
The Company and each of its subsidiary banks continued to remain well-capitalized. During first quarter 2007 we repurchased $1.6 billion of our common stock. The ratio of stockholders’ equity to total assets was 9.49% at March 31, 2007, 9.52% at December 31, 2006, and 8.52% at March 31, 2006. Our total risk-based capital (RBC) ratio at March 31, 2007, was 12.10% and our Tier 1 RBC ratio was 8.70%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at March 31, 2006, were 11.49% and 8.30%, respectively. Our Tier 1 leverage ratios were 7.83% and 7.13% at March 31, 2007 and 2006, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On January 1, 2007, we adopted the following new accounting pronouncements:
•	FIN 48 — Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109;
•	FSP 13-2 — FASB Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction;
•	FAS 155 — Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140;
•	FAS 157, Fair Value Measurements; and
•	FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.
The adoption of FIN 48, FAS 155, FAS 157 and FAS 159 did not have any effect on our financial statements at the date of adoption. For additional information, see Note 11 (Income Taxes) and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements.
Upon adoption of FSP 13-2, we recorded a cumulative effect of change in accounting principle to reduce the beginning balance of 2007 retained earnings by $71 million after tax ($115 million pre tax). This amount will be recognized back into income over the remaining terms of the affected leases.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential MSRs and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2006 Form 10-K.
EARNINGS PERFORMANCE
NET INTEREST INCOME
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented in the table on page 8 on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% marginal tax rate.
Net interest income on a taxable-equivalent basis increased 3% to $5.04 billion in first quarter 2007 from $4.89 billion in first quarter 2006, primarily driven by a 1% growth in average earning assets and a 10 basis point increase in the net interest margin. The net interest margin was 4.95% in first quarter 2007, up from 4.85% in first quarter 2006. The completion of the sales of ARMs and lower-yielding investment securities last year reduced the earning asset growth rate year over year, but also helped boost net interest margin. The net interest margin continued to benefit from growth in core deposits.
Average earning assets increased to $410.8 billion in first quarter 2007 from $407.5 billion in first quarter 2006. Average loans increased to $321.4 billion in first quarter 2007 from $311.1 billion in first quarter 2006. Excluding real estate 1-4 family first mortgages, the loan category affected by the sales of ARMs last year, total average loans grew by $30.2 billion, or 13%, from first quarter 2006. Average mortgages held for sale decreased to $32.3 billion in first quarter 2007 from $39.5 billion in first quarter 2006. Average debt securities available for sale increased to $44.7 billion in first quarter 2007 from $43.5 billion in first quarter 2006.
Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose to $290.6 billion for first quarter 2007 from $257.5 billion a year ago and funded 90% and 83% of average loans at March 31, 2007 and 2006, respectively. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Core deposits now include those foreign deposits that were previously swept into non-deposit products. Including only the growth in these funds from the date of conversion to deposits, average core deposits grew 10% year over year. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for first quarter 2007 grew $9.9 billion, or 5%, from a year ago. Average mortgage escrow deposits were $20.6 billion for first quarter 2007, up $5.1 billion from a year ago. Average savings certificates of deposits increased to $38.5 billion in first quarter 2007 from $28.7 billion in first quarter 2006 and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $234.3 billion in first quarter 2007 from $225.3 billion in first quarter 2006. Total average interest-bearing deposits increased to $221.0 billion in first quarter 2007 from $215.9 billion in first quarter 2006.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31						,
	2007			2006
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$5,867	5.15%	$75	$5,192	4.21%	$54
Trading assets	4,305	5.53	59	6,099	4.61	69
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	753	4.31	8	866	4.30	9
Securities of U.S. states and political subdivisions	3,532	7.39	63	3,106	8.13	60
Mortgage-backed securities:
Federal agencies	30,640	6.19	467	27,718	5.92	406
Private collateralized mortgage obligations	3,993	6.33	62	6,562	6.46	104

Total mortgage-backed securities	34,633	6.21	529	34,280	6.02	510
Other debt securities (4)	5,778	7.44	106	5,280	7.86	104

Total debt securities available for sale (4)	44,696	6.43	706	43,532	6.36	683
Mortgages held for sale (5)	32,343	6.55	530	39,523	6.16	609
Loans held for sale	794	7.82	15	651	6.93	11
Loans:
Commercial and commercial real estate:
Commercial	71,063	8.30	1,455	62,769	7.71	1,195
Other real estate mortgage	30,590	7.41	560	28,686	7.01	497
Real estate construction	15,892	8.01	314	13,850	7.59	259
Lease financing	5,503	5.74	79	5,436	5.80	79

Total commercial and commercial real estate	123,048	7.93	2,408	110,741	7.42	2,030
Consumer:
Real estate 1-4 family first mortgage	54,444	7.33	995	74,383	6.82	1,259
Real estate 1-4 family junior lien mortgage	69,079	8.17	1,393	59,972	7.65	1,131
Credit card	14,557	13.55	493	11,765	13.23	389
Other revolving credit and installment	53,539	9.75	1,287	48,329	9.39	1,120

Total consumer	191,619	8.78	4,168	194,449	8.10	3,899
Foreign	6,762	11.54	192	5,942	12.57	185

Total loans (5)	321,429	8.51	6,768	311,132	7.95	6,114
Other	1,327	5.12	16	1,389	4.62	16

Total earning assets	$410,761	8.04	8,169	$407,518	7.50	7,556

FUNDING SOURCES
Deposits:
Interest-bearing checking	$4,615	3.25	37	$4,069	2.23	22
Market rate and other savings	140,934	2.77	963	134,228	2.08	687
Savings certificates	38,514	4.43	421	28,718	3.45	245
Other time deposits	9,312	5.13	118	33,726	4.48	373
Deposits in foreign offices	27,647	4.67	318	15,152	4.16	155

Total interest-bearing deposits	221,022	3.41	1,857	215,893	2.78	1,482
Short-term borrowings	11,498	4.78	136	26,180	4.17	270
Long-term debt	89,027	5.15	1,138	81,686	4.49	910

Total interest-bearing liabilities	321,547	3.94	3,131	323,759	3.33	2,662
Portion of noninterest-bearing funding sources	89,214	—	—	83,759	—	—

Total funding sources	$410,761	3.09	3,131	$407,518	2.65	2,662

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.95%	$5,038		4.85%	$4,894

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,862			$12,897
Goodwill	11,274			10,963
Other	48,208			43,817

Total noninterest-earning assets	$71,344			$67,677

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$88,769			$86,997
Other liabilities	25,474			23,320
Stockholders’ equity	46,315			41,119
Noninterest-bearing funding sources used to fund earning assets	(89,214)			(83,759)

Net noninterest-bearing funding sources	$71,344			$67,677

TOTAL ASSETS	$482,105			$475,195

(1)	Our average prime rate was 8.25% and 7.43% for the quarters ended March 31, 2007 and 2006, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.36% and 4.76% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

	Quarter
	ended March 31		,	%
(in millions)	2007	2006		Change

Service charges on deposit accounts	$685	$623		10%

Trust and investment fees:
Trust, investment and IRA fees	537	491		9
Commissions and all other fees	194	172		13

Total trust and investment fees	731	663		10

Card fees	470	384		22

Other fees:
Cash network fees	45	44		2
Charges and fees on loans	238	242		(2)
All other	228	202		13

Total other fees	511	488		5

Mortgage banking:
Servicing income, net	216	81		167
Net gains on mortgage loan origination/sales activities	495	273		81
All other	79	61		30

Total mortgage banking	790	415		90

Operating leases	192	201		(4)
Insurance	399	364		10
Trading assets	265	134		98
Net gains (losses) on debt securities available for sale	31	(35)		—
Net gains from equity investments	97	190		(49)
All other	260	258		1

Total	$4,431	$3,685		20

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2007, these assets totaled $1.02 trillion, up 26% from $808 billion at March 31, 2006. Generally, trust, investment and IRA fees are based on a tiered scale relative to the market value of the assets that are managed, administered, or both. The increase in these fees in first quarter 2007 from a year ago was due to continued growth across all trust and investment management businesses.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. At March 31, 2007 and 2006, brokerage balances totaled $120 billion and $103 billion, respectively. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets.
Card fees increased 22% from first quarter 2006, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on these cards was up 19% from a year ago and average balances were up 20%.
Mortgage banking noninterest income was $790 million in first quarter 2007, compared with $415 million in the same period of 2006. Servicing fees, included in net servicing income, increased to $1.05 billion in first quarter 2007 from $747 million in first quarter 2006, due to growth in loans serviced for others. Our portfolio of loans serviced for others was $1.31 trillion at March 31, 2007, up 41% from $931 billion at March 31, 2006. Servicing income also includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for first quarter 2007 included a $34 million net MSRs valuation loss that was recorded to earnings ($11 million fair value loss and a $23 million economic hedging loss) and for first quarter 2006 included a $184 million net MSRs valuation loss ($522 million fair value gain less $706 million economic hedging loss).
Net gains on mortgage loan origination/sales activities were $495 million in first quarter 2007, up from $273 million in first quarter 2006. Residential real estate originations totaled $68 billion in first quarter 2007, up from $66 billion in first quarter 2006. Under FAS 159 we elected to account for new prime mortgages held for sale (MHFS) at fair value. These loans are initially measured at fair value, with subsequent changes in fair value recognized as a component of net gains on mortgage loan origination/sales activities. Prior to the adoption of FAS 159, these fair value gains would have been deferred until the sale of these loans. Included in the $495 million of net gains on mortgage loan origination/sales activities in first quarter 2007 was $229 million of gains from the initial measurement and subsequent changes to fair value of the prime MHFS that we elected to carry at fair value under FAS 159, which included $151 million related to loans that were originated and sold during first quarter 2007. (For additional detail, see “Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate Risk,” and Notes 1 (Significant Accounting Policies) and 16 (Fair Values of Assets and Liabilities) to Financial Statements.)
In first quarter 2007, we recognized $103 million of origination fees in mortgage loan originations/sales activities that would have previously been deferred and recognized at the time of sale. In first quarter 2007, we recognized $92 million in origination costs in noninterest expense that would have previously been deferred and recognized as a reduction of net gains on mortgage loan origination/sales activities at the time of sale. Separately included in net gains on mortgage loan origination/sales activities was a lower-of-cost-or-market write-down of $66 million for the remaining MHFS portfolio, primarily nonprime loans, which, as a consequence of our adoption of FAS 159, were valued separately from the prime MHFS. Prior to the adoption of FAS 159, these MHFS would have been valued together and the write-down would not have been required. The 1-4 family first mortgage unclosed pipeline was $57 billion at March 31, 2007, $48 billion at December 31, 2006, and $59 billion at March 31, 2006.
Income from trading assets increased to $265 million in first quarter 2007 from $134 million in first quarter 2006, due to higher capital markets income. Net gains on debt securities were $31 million in first quarter 2007, compared with net losses of $35 million in first quarter 2006. Net gains from equity investments were $97 million in first quarter 2007, compared with $190 million in first quarter 2006.
We routinely review our investment portfolios and recognize impairment write-downs based primarily on issuer-specific factors and results, and our intent to hold such securities. We also consider general economic and market conditions, including industries in which venture capital investments are made, and adverse changes affecting the availability of venture capital. We determine impairment based on all of the information available at the time of the assessment, with particular focus on the severity and duration of specific security impairments, but new information or economic developments in the future could result in recognition of additional impairment.

NONINTEREST EXPENSE

	Quarter
	ended March 31		,	%
(in millions)	2007	2006		Change

Salaries	$1,867	$1,672		12%
Incentive compensation	742	668		11
Employee benefits	665	589		13
Equipment	337	335		1
Net occupancy	365	336		9
Operating leases	153	161		(5)
Outside professional services	192	193		(1)
Contract services	118	132		(11)
Travel and entertainment	109	130		(16)
Advertising and promotion	91	106		(14)
Outside data processing	111	104		7
Postage	87	81		7
Telecommunications	81	70		16
Insurance	128	76		68
Stationery and supplies	53	51		4
Operating losses	87	62		40
Security	43	43		—
Core deposit intangibles	26	29		(10)
All other	271	236		15

Total	$5,526	$5,074		9

Noninterest expense increased 9% from the prior year due to continued investment in our businesses. In the last 12 months, we opened 104 retail banking stores, including 18 stores this quarter, and added 7,600 full-time equivalent (FTE) team members. Expenses in first quarter 2007 also included $50 million of stock option expense, $29 million of seasonal FICA expenses and $16 million of acquisition-related integration costs. In addition, expenses in first quarter 2007 included $92 million in origination costs that would have been deferred and recognized as a reduction of net gains on mortgage loan origination/sales activities at the time of sale, prior to the adoption of FAS 159.
INCOME TAX EXPENSE
On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion related to tax benefits that, if recognized, would impact the annual effective tax rate. During the quarter, $119 million of net tax benefits were recorded, primarily reflecting the resolution of certain outstanding federal income tax matters. (See Note 11 (Income Taxes) to Financial Statements.) Our effective income tax rate was 29.87% for first quarter 2007, down from 33.80% for first quarter 2006. We expect that FIN 48 will cause more volatility in our effective tax rate from quarter to quarter as we are now required to recognize tax positions in our financial statements based on the probability that such positions will effectively be sustained by taxing authorities, and to reassess those positions each quarter based on our evaluation of new information.

OPERATING SEGMENT RESULTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 13 (Operating Segments) to Financial Statements.
Community Banking’s net income increased 27% to $1.53 billion in first quarter 2007 from $1.21 billion in first quarter 2006, due in part to growth in retail banking and Wells Fargo Home Mortgage net income. Net interest income decreased 1% to $3.22 billion in first quarter 2007 from $3.26 billion in first quarter 2006, due to a decline in earning assets that resulted from the sales of ARMs at the end of first quarter 2006. The decline related to ARM sales was partially offset by an improvement in net interest margin of 21 basis points to 5.03% in first quarter 2007, despite pressures from the flat-to-inverted yield curve. Average loans were $180.8 billion in first quarter 2007, down 5% from $190.4 billion in first quarter 2006. Noninterest income in first quarter 2007 increased $704 million, or 33%, from $2.14 billion in first quarter 2006. The growth was due primarily to higher fee income related to mortgage and consumer loans, cards, brokerage and deposits. Noninterest expense increased $253 million, or 7%, primarily due to growth in personnel expenses. The provision for credit losses increased $117 million, or 62%, primarily due to higher losses in credit card and home equity lending. Income tax expense for first quarter 2007 decreased from a year ago due to a benefit from the resolution during the quarter of certain outstanding federal income tax matters for the periods prior to 2002.
Wholesale Banking’s net income increased 13% to $598 million in first quarter 2007 from $528 million in first quarter 2006. Revenue was $2.05 billion in first quarter 2007, up 15% from $1.78 billion in first quarter 2006, due to strong loan and deposit growth and higher fee income. Average loans in first quarter 2007 increased 15% from a year ago. Average core deposits grew 64% from first quarter 2006, all in interest-bearing balances, reflecting a mix of organic growth and the conversions in 2006 of customer sweep accounts from off-balance sheet money market funds into deposits. Noninterest income increased $169 million in first quarter 2007 from a year ago due to higher trust and investment income, insurance revenue, commercial real estate brokerage fees and capital markets activity. Noninterest expense increased $145 million, mainly from higher personnel-related costs, including team member additions and higher incentive payments, along with higher expenses from acquisitions, expenses related to higher sales volumes and investments in new offices, businesses and systems.
Wells Fargo Financial’s net income decreased to $114 million in first quarter 2007 from $280 million in first quarter 2006, due to the $127 million gain realized on the sale of our consumer lending business in Puerto Rico in first quarter 2006, as well as the higher provision for credit losses recorded in first quarter 2007. Total revenue declined 4% in first quarter 2007 to $1.32 billion, compared with $1.38 billion in first quarter 2006. Net interest income increased $71 million, or 8%, to $1.01 billion in first quarter 2007 from $934 million in first quarter 2006, due to continued growth in the real estate and auto loan portfolios. Average real estate secured receivables increased 20% to $23.6 billion and average auto finance receivables rose 23% to $27.6 billion. Noninterest expense increased $54 million, or 8%, in first quarter 2007 from $695 million in first quarter 2006, driven by normal annual increases in personnel costs, as well as staffing level increases in collections and other investments in business processes.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At March 31, 2007, we held $44.7 billion of debt securities available for sale, compared with $41.8 billion at December 31, 2006, with net unrealized gains of $774 million and $722 million for the same periods, respectively. We also held $765 million of marketable equity securities available for sale at March 31, 2007, and $796 million at December 31, 2006, with net unrealized gains of $174 million and $204 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 5.3 years at March 31, 2007. Since 78% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature.
The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio is shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2007	$34.8	$0.6	4.3 yrs.
At March 31, 2007, assuming a 200 basis point:
Increase in interest rates	32.0	(2.2)	7.0 yrs.
Decrease in interest rates	35.4	1.2	1.1 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.
LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 7 and a comparative schedule of average loan balances is included in the table on page 8; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
Total loans at March 31, 2007, were $325.5 billion, up 6% from $306.7 billion at March 31, 2006. Real estate 1-4 family first mortgage loans decreased $10.1 billion to $56.0 billion at March 31, 2007, from $66.1 billion at March 31, 2006, due to the sales of lower-yielding ARMs last year. This decrease offset an increase of $8.4 billion in real estate 1-4 family junior lien mortgages to $69.5 billion from $61.1 billion for the same periods. Commercial and commercial real estate loans increased $12.9 billion, or 11%, from first quarter 2006. Mortgages held for sale decreased to $32.3 billion at March 31, 2007, from $43.5 billion a year ago.

DEPOSITS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Noninterest-bearing	$89,067		$89,119		$88,701
Interest-bearing checking	3,652		3,540		3,459
Market rate and other savings	146,911		140,283		136,605
Savings certificates	38,753		37,282		29,377
Foreign deposits (1)	18,086		17,844		4,994

Core deposits	296,469		288,068		263,136
Other time deposits	4,503		13,819		33,317
Other foreign deposits	10,185		8,356		11,852

Total deposits	$311,157		$310,243		$308,305

(1)	During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. We include Eurodollar sweep balances in total core deposits.
Average core deposits increased $33.1 billion to $290.6 billion in first quarter 2007 from first quarter 2006, primarily due to growth in market rate and other savings, and savings certificates, along with growth in foreign deposits. Included in average core deposits were converted balances of $9,888 million, $8,888 million and $1,234 million for the quarter ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Average core deposits increased 10% from first quarter 2006 and 9% (annualized) from fourth quarter 2006, not including the converted foreign balances.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2006 Form 10-K and Note 18 (Guarantees) to Financial Statements in this Report.
RISK MANAGEMENT
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs and a continual loan review and audit process. In addition, regulatory agencies review and perform detailed tests of our credit underwriting, loan administration and allowance processes.

Nonaccrual Loans and Other Assets
The table below shows the comparative data for nonaccrual loans and other assets. We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off.
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2006 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER ASSETS

	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions)	2007	2006	2006

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$350	$331	$256
Other real estate mortgage	114	105	163
Real estate construction	82	78	21
Lease financing	31	29	31

Total commercial and commercial real estate	577	543	471
Consumer:
Real estate 1-4 family first mortgage (1)	701	688	508
Real estate 1-4 family junior lien mortgage	233	212	190
Other revolving credit and installment	195	180	188

Total consumer	1,129	1,080	886
Foreign	46	43	37

Total nonaccrual loans (2)	1,752	1,666	1,394
As a percentage of total loans	0.54%	0.52%	0.45%
Foreclosed assets:
GNMA loans (3)	381	322	227
Other	528	423	228
Real estate and other nonaccrual investments (4)	5	5	—

Total nonaccrual loans and other assets	$2,666	$2,416	$1,849

As a percentage of total loans	0.82%	0.76%	0.60%

(1)	Includes nonaccrual mortgages held for sale.
(2)	Includes impaired loans of $251 million, $230 million and $137 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. These assets are fully collectible because the corresponding GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $4,812 million, $5,073 million and $3,412 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. At March 31, 2007, December 31, 2006, and March 31, 2006, the total included $3,683 million, $3,913 million and $2,680 million, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$29		$15		$17
Other real estate mortgage	4		3		4
Real estate construction	5		3		13

Total commercial and commercial real estate	38		21		34
Consumer:
Real estate 1-4 family first mortgage (1)	159		154		92
Real estate 1-4 family junior lien mortgage	64		63		47
Credit card	272		262		158
Other revolving credit and installment	560		616		364

Total consumer	1,055		1,095		661
Foreign	36		44		37

Total	$1,129		$1,160		$732

(1)	Includes mortgages held for sale 90 days or more past due and still accruing.
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
We consider the allowance for credit losses of $3.96 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2007. Given that the majority of our loan portfolio is consumer loans, for which losses tend to emerge within a relatively short, predictable timeframe, and that a significant portion of the allowance for credit losses relates to estimated credit losses associated with consumer loans, management believes that the provision for credit losses for consumer loans, absent any significant credit event, will closely track the level of related net charge-offs. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” in our 2006 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K.
ASSET/LIABILITY AND MARKET RISK MANAGEMENT
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The Corporate Asset/Liability Management Committee (Corporate ALCO), which oversees these risks and reports periodically to the Finance Committee of the Board of Directors, consists of senior financial and business executives. Each of our principal business groups has individual asset/liability management committees and processes linked to the Corporate ALCO process.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2007, our most recent simulation indicated estimated earnings at risk is 1.8% of our most likely earnings plan over the next 12 months under a scenario in which the federal funds rate rises 175 basis points to 7.00% and the Constant Maturity Treasury bond yield rises 250 basis points to 7.25%, over the same 12-month period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of March 31, 2007, and December 31, 2006, are presented in Note 20 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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
Mortgage Banking Interest Rate Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing virtually all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. From time to time, we hold originated ARMs in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of origination. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs as part of our corporate asset/liability management.
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
Under FAS 159, which we adopted January 1, 2007, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
Under FAS 156, which we adopted January 1, 2006, we have elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
A decline in interest rates increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose to not fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” In a rising rate period, when the MSRs may not be fully hedged with free-standing derivatives, the change in the fair value of the MSRs that can be recaptured into income will typically — although not always — exceed the losses on any free-standing derivatives hedging the MSRs. In first quarter 2007, the decrease in the fair value of our MSRs and the losses on free-standing derivatives used to hedge the MSRs totaled $34 million.
Hedging the various sources of interest rate risk in mortgage banking is a complex process that requires sophisticated modeling and constant monitoring. While we attempt to balance these various aspects of the mortgage business, there are several potential risks to earnings:
•	MSRs valuation changes associated with interest rate changes are recorded in earnings immediately within the accounting period in which those interest rate changes occur, whereas the impact of those same changes in interest rates on origination and servicing fees occur with a lag and over time. Thus, the mortgage business could be protected from adverse changes in interest rates over a period of time on a cumulative basis but still display large variations in income from one accounting period to the next.
•	The degree to which the “natural business hedge” offsets changes in MSRs valuations is imperfect, varies at different points in the interest rate cycle, and depends not just on the direction of interest rates but on the pattern of quarterly interest rate changes.
•	Origination volumes, the valuation of MSRs and hedging results and associated costs are also impacted by many factors. Such factors include the mix of new business between ARMs and fixed-rated mortgages, the relationship between short-term and long-term interest rates, the degree of volatility in interest rates, the relationship between mortgage interest rates and other interest rate markets, and other interest rate factors. Many of these factors are hard to predict and we may not be able to directly or perfectly hedge their effect.
•	While our hedging activities are designed to balance our mortgage banking interest rate risks, the financial instruments we use may not perfectly correlate with the values and income being hedged. For example, the change in the value of ARMs production held for sale from changes in mortgage interest rates may or may not be fully offset by Treasury and LIBOR index-based financial instruments used as economic hedges for such ARMs.
The total carrying value of our residential and commercial MSRs was $18.2 billion at March 31, 2007, and $18.0 billion at December 31, 2006. The weighted-average note rate on the owned servicing portfolio was 5.93% at March 31, 2007, and 5.92% at December 31, 2006. Our total MSRs were 1.39% of mortgage loans serviced for others at March 31, 2007, compared with 1.41% at December 31, 2006.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. We record no value for the loan commitment at inception. Subsequent to inception, we recognize the fair value of the derivative loan commitment based on estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and on changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of that loan is affected primarily by changes in interest rates and the passage of time.
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

Market Risk - Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2007, and December 31, 2006, are included in Note 20 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout first quarter 2007 was $12 million, with a lower bound of $10 million and an upper bound of $14 million.
Market Risk - Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board reviews business developments, key risks and historical returns for the private equity investments at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1.75 billion at March 31, 2007, and $1.67 billion at December 31, 2006.
We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $765 million and cost was $591 million at March 31, 2007, and $796 million and $592 million, respectively, at December 31, 2006.
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
Debt securities in the securities available for sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations.
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings. In September 2003, Moody’s Investors Service rated Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rated the Company’s senior debt as “Aa1.” In July 2005, Dominion Bond Rating Service raised the Company’s senior debt rating to “AA” from “AA(low).” In February 2007, Standard & Poor’s Ratings Services raised Wells Fargo Bank, N.A.’s credit rating to “AAA” from “AA+,” and raised the Company’s senior debt rating to “AA+” from “AA.” Wells Fargo Bank, N.A. is now the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
Parent. Under SEC rules effective December 1, 2005, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. However, the Parent’s ability to issue debt and other securities under a registration statement filed with the SEC under these new rules is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $25 billion in outstanding short-term debt and $95 billion in outstanding long-term debt, subject to a total outstanding debt limit of $110 billion. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. During first quarter 2007, the Parent issued a total of $9.2 billion of registered senior notes. We used the proceeds from securities issued in first quarter 2007 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $20 billion in outstanding short-term debt and $40 billion in outstanding long-term debt. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $20 billion in outstanding short-term senior notes and $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. Wells Fargo Bank, N.A. did not issue any debt in first quarter 2007.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the provincial securities exchanges in Canada $7.0 billion (Canadian) of issuance authority. WFFI did not issue any debt in first quarter 2007. At March 31, 2007, the remaining issuance capacity for WFFCC was $5.4 billion (Canadian).
CAPITAL MANAGEMENT
We have an active program for managing stockholder capital. We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. Our objective is to produce above-market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.
From time to time the Board of Directors authorizes the Company to repurchase shares of our common stock. Although we announce when the Board authorizes share repurchases, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them.
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
In 2006, the Board authorized the repurchase of up to 50 million additional shares of our outstanding common stock. In March 2007, the Board authorized the repurchase of up to 75 million additional shares of our common stock. During first quarter 2007, we repurchased approximately 47 million shares of our common stock. At March 31, 2007, the total remaining common stock repurchase authority was approximately 90 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In first quarter 2007, retained earnings increased $1.2 billion, predominantly resulting from net income of $2.2 billion, less dividends of $0.9 billion. In first quarter 2007, we issued $576 million of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.
At March 31, 2007, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements.

RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. This Report contains forward-looking statements that:
•	we expect in 2007 higher but manageable credit losses in our home equity loan portfolio;

•	our loan impairment analysis of GNMA loans indicated only modest loss potential;

•	we expect FIN 48 will cause more volatility in our effective tax rate from quarter to quarter;

•	it is reasonably possible that the total unrecognized tax benefit as of January 1, 2007, could decrease by an estimated $380 million by December 31, 2007, as a result of expiration of statutes of limitations and potential settlements with federal and state taxing authorities and that this benefit could be substantially offset by new tax matters arising during the same period;

•	we expect the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	we expect the provision for credit losses for consumer loans, absent a significant credit event, to closely follow the level of related net charge-offs;

•	we believe the election to measure new prime mortgages held for sale and other interests held at fair value will reduce certain timing differences and better match changes in the value of these interests with changes in the value of derivatives used to hedge these interests;

•	we expect changes in the fair value of derivative financial instruments used to hedge derivative loan commitments will fully or partially offset changes in the fair value of such commitments;

•	we expect to use the proceeds of securities issued in the future for general corporate purposes;

•	we expect to complete one pending business combination transaction in second quarter 2007;

•	we do not expect to be required to make a minimum contribution in 2007 for the Cash Balance Plan;

•	we expect to recover our affordable housing investments over time through realization of federal low-income housing tax credits;

•	we do not expect the amount of any additional consideration that may be payable in connection with previous acquisitions to be material; and

•	we expect $20 million of deferred net gains on derivatives in other comprehensive income at March 31, 2007, will be reclassified as earnings in the next 12 months.
This Report also includes various statements about the estimated impact on our earnings from simulated changes in interest rates.

Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to sell more products to our existing customers;

•	decreased demand for our products and services because of an economic slowdown;

•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;

•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs because of changes in interest rates;

•	reduced earnings due to higher credit losses generally and specifically because:
°	losses in our consumer auto loan portfolio remain at or above historic levels notwithstanding our collections and underwriting efforts; and/or

°	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to declining home values, increasing interest rates, increasing unemployment or other economic factors;
•	reduced earnings because of changes in the value of our venture capital investments;

•	changes in our accounting policies or in accounting standards;

•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;

•	federal and state regulations;

•	reputational damage from negative publicity;

•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;

•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and

•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2006 Form 10-K, including “Risk Factors,” for information about these factors. Refer also to this Report, including the discussion under “Risk Management” in the Financial Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2006 Form 10-K.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2007	2006

INTEREST INCOME
Trading assets	$53	$69
Securities available for sale	686	663
Mortgages held for sale	530	609
Loans held for sale	15	11
Loans	6,764	6,110
Other interest income	91	70

Total interest income	8,139	7,532

INTEREST EXPENSE
Deposits	1,857	1,482
Short-term borrowings	136	270
Long-term debt	1,136	910

Total interest expense	3,129	2,662

NET INTEREST INCOME	5,010	4,870
Provision for credit losses	715	433

Net interest income after provision for credit losses	4,295	4,437

NONINTEREST INCOME
Service charges on deposit accounts	685	623
Trust and investment fees	731	663
Card fees	470	384
Other fees	511	488
Mortgage banking	790	415
Operating leases	192	201
Insurance	399	364
Net gains (losses) on debt securities available for sale	31	(35)
Net gains from equity investments	97	190
Other	525	392

Total noninterest income	4,431	3,685

NONINTEREST EXPENSE
Salaries	1,867	1,672
Incentive compensation	742	668
Employee benefits	665	589
Equipment	337	335
Net occupancy	365	336
Operating leases	153	161
Other	1,397	1,313

Total noninterest expense	5,526	5,074

INCOME BEFORE INCOME TAX EXPENSE	3,200	3,048
Income tax expense	956	1,030

NET INCOME	$2,244	$2,018

EARNINGS PER COMMON SHARE	$0.66	$0.60
DILUTED EARNINGS PER COMMON SHARE	$0.66	$0.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.26

Average common shares outstanding	3,376.0	3,358.3
Diluted average common shares outstanding	3,416.1	3,395.7

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2007	2006	2006

ASSETS
Cash and due from banks	$12,485	$15,028	$13,224
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,668	6,078	4,954
Trading assets	6,525	5,607	9,930
Securities available for sale	45,443	42,629	51,195
Mortgages held for sale (includes $25,692 million carried at fair value at March 31, 2007)	32,286	33,097	43,521
Loans held for sale	829	721	629
Loans	325,487	319,116	306,676
Allowance for loan losses	(3,772)	(3,764)	(3,845)

Net loans	321,715	315,352	302,831

Mortgage servicing rights:
Measured at fair value (residential MSRs)	17,779	17,591	13,800
Amortized	400	377	142
Premises and equipment, net	4,864	4,698	4,493
Goodwill	11,275	11,275	11,050
Other assets	27,632	29,543	36,659

Total assets	$485,901	$481,996	$492,428

LIABILITIES
Noninterest-bearing deposits	$89,067	$89,119	$88,701
Interest-bearing deposits	222,090	221,124	219,604

Total deposits	311,157	310,243	308,305
Short-term borrowings	13,181	12,829	21,350
Accrued expenses and other liabilities	25,101	25,903	36,312
Long-term debt	90,327	87,145	84,500

Total liabilities	439,766	436,120	450,467

STOCKHOLDERS’ EQUITY
Preferred stock	740	384	634
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	7,875	7,739	7,479
Retained earnings	36,439	35,277	31,750
Cumulative other comprehensive income	289	302	576
Treasury stock — 122,242,186 shares, 95,612,189 shares and 115,124,934 shares	(4,204)	(3,203)	(3,587)
Unearned ESOP shares	(792)	(411)	(679)

Total stockholders’ equity	46,135	45,876	41,961

Total liabilities and stockholders’ equity	$485,901	$481,996	$492,428

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2005	3,355,166,064	$325	$5,788	$7,040	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	3,355,166,064	325	5,788	7,040	30,681	665	(3,390)	(348)	40,761

Comprehensive income Net income					2,018				2,018
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $53 million of net gains included in net income						(205)			(205)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net gains on cash flow hedges included in net income						119			119
Minimum pension liability adjustment						(3)			(3)

Total comprehensive income									1,929
Common stock issued	19,798,358			(16)	(75)		576		485
Common stock repurchased	(20,613,612)						(646)		(646)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(7)				112	105
Preferred stock (105,037) converted to common shares	3,286,306	(105)		9			96		—
Common stock dividends					(874)				(874)
Tax benefit upon exercise of stock options				52					52
Stock option compensation expense				52					52
Net change in deferred compensation and related plans				12			(12)		—
Reclassification of share-based plans				308			(211)		97

Net change	2,471,052	309	—	439	1,069	(89)	(197)	(331)	1,200

BALANCE MARCH 31, 2006	3,357,637,116	$634	$5,788	$7,479	$31,750	$576	$(3,587)	$(679)	$41,961

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,277	$302	$(3,203)	$(411)	$45,876

Cumulative effect of adoption of FSP 13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,206	302	(3,203)	(411)	45,805

Comprehensive income Net income					2,244				2,244
Other comprehensive income, net of tax:
Translation adjustments						1			1
Net unrealized gains on securities available for sale and other interests held, net of reclassification of $32 million of net gains included in net income						18			18
Net unrealized losses on derivatives and hedging activities, net of reclassification of $39 million of net gains on cash flow hedges included in net income						(38)			(38)
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						6			6

Total comprehensive income									2,231
Common stock issued	16,732,843			(17)	(63)		528		448
Common stock repurchased	(47,068,819)						(1,631)		(1,631)
Preferred stock (484,000) issued to ESOP		484		34				(518)	--
Preferred stock released to ESOP				(9)				137	128
Preferred stock (127,646) converted to common shares	3,705,979	(128)		8			120		--
Common stock dividends					(948)				(948)
Tax benefit upon exercise of stock options				51					51
Stock option compensation expense				50					50
Net change in deferred compensation and related plans				19			(18)		1

Net change	(26,629,997)	356	—	136	1,233	(13)	(1,001)	(381)	330

BALANCE MARCH 31, 2007	3,350,519,864	$740	$5,788	$7,875	$36,439	$289	$(4,204)	$(792)	$46,135

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2007	2006

Cash flows from operating activities:
Net income	$2,244	$2,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	715	433
Changes in fair value of MSRs (residential) and MHFS carried at fair value	570	(45)
Depreciation and amortization	382	540
Other net gains	(513)	(503)
Preferred shares released to ESOP	128	105
Stock option compensation expense	50	52
Excess tax benefits related to stock option payments	(46)	(52)
Originations of MHFS	(54,688)	(51,280)
Proceeds from sales of and principal collected on mortgages originated for sale	55,290	53,683
Net change in:
Trading assets	(936)	975
Loans originated for sale	(108)	(17)
Deferred income taxes	184	206
Accrued interest receivable	(11)	(17)
Accrued interest payable	(179)	43
Other assets, net	3,262	(2,753)
Other accrued expenses and liabilities, net	(673)	13,269

Net cash provided by operating activities	5,671	16,657

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	1,410	370
Securities available for sale:
Sales proceeds	4,545	16,964
Prepayments and maturities	2,244	1,644
Purchases	(9,513)	(28,397)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(7,367)	(8,841)
Proceeds from sales (including participations) of loans by banking subsidiaries	983	9,244
Purchases (including participations) of loans by banking subsidiaries	(1,068)	(1,562)
Principal collected on nonbank entities’ loans	5,574	5,909
Loans originated by nonbank entities	(5,943)	(6,908)
Net cash paid for acquisitions	—	(266)
Proceeds from sales of foreclosed assets	291	140
Other changes in MSRs	(1,026)	(723)
Other, net	(620)	(1,495)

Net cash used by investing activities	(10,490)	(13,921)

Cash flows from financing activities:
Net change in:
Deposits	914	(6,216)
Short-term borrowings	352	(2,542)
Long-term debt:
Proceeds from issuance	9,536	8,499
Repayment	(6,356)	(3,646)
Common stock:
Proceeds from issuance	448	485
Repurchased	(1,631)	(646)
Cash dividends paid	(948)	(874)
Excess tax benefits related to stock option payments	46	52
Other, net	(85)	(21)

Net cash provided (used) by financing activities	2,276	(4,909)

Net change in cash and due from banks	(2,543)	(2,173)
Cash and due from banks at beginning of quarter	15,028	15,397

Cash and due from banks at end of quarter	$12,485	$13,224

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$3,308	$2,619
Income taxes	106	90
Noncash investing and financing activities:
Net transfers from loans to MHFS	$—	$14,546
Transfers from loans to foreclosed assets	1,087	493

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. When we refer to “the Company,” “we,” “our” or “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company.
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
The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).
On January 1, 2007, we adopted the following new accounting pronouncements:
•	FIN 48 — Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109;

•	FSP 13-2 — FASB Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction;

•	FAS 155 — Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140;

•	FAS 157, Fair Value Measurements; and

•	FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.
The adoption of FIN 48, FAS 155, FAS 157 and FAS 159 did not have any effect on our financial statements at the date of adoption. For additional information, see Note 11 (Income Taxes) and Note 16 (Fair Values of Assets and Liabilities) to Financial Statements.
FSP 13-2 relates to the accounting for leveraged lease transactions for which there have been cash flow estimate changes based on when income tax benefits are recognized. Certain of our leveraged lease transactions have been challenged by the Internal Revenue Service (IRS). We have paid the IRS the contested income tax associated with these transactions. However, we are continuing to vigorously defend our initial filing position as to the timing of the tax benefits associated with these transactions. Upon adoption of FSP 13-2, we recorded a cumulative effect of change in accounting principle to reduce the beginning balance of 2007 retained earnings by $71 million after tax ($115 million pre tax). Since this adjustment changes only the timing of income tax cash flows and not the total net income for these leases, this amount will be recognized back into income over the remaining terms of the affected leases.
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2006 Form 10-K. There have been no significant changes to these policies, except as discussed below for mortgages held for sale and income taxes, based on these new pronouncements.
MORTGAGES HELD FOR SALE
Mortgages held for sale (MHFS) include commercial and residential mortgages originated for sale and securitization in the secondary market, which is our principal market, or for sale as whole loans. Effective January 1, 2007, upon adoption of FAS 159, we elected to measure MHFS at fair value prospectively for new prime MHFS originations. (See Note 16.) These loans are carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
In addition, other MHFS (predominantly nonprime loans) are carried at the lower of cost or market value. For these MHFS, direct loan origination costs and fees are deferred at origination of the loans and recognized in mortgage banking noninterest income upon sale of the loan. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
INCOME TAXES
We file a consolidated federal income tax return and, in certain states, combined state tax returns.
We account for income taxes in accordance with FAS 109, Accounting for Income Taxes, as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Foreign taxes paid are generally applied as credits to reduce federal income taxes payable. Interest and penalties are recognized as a component of income tax expense.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
At March 31, 2007, we had one pending business combination with total assets of approximately $2.6 billion. We expect to complete this transaction in second quarter 2007.
3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Federal funds sold and securities purchased under resale agreements	$3,730		$5,024		$3,445
Interest-earning deposits	361		413		904
Other short-term investments	577		641		605

Total	$4,668		$6,078		$4,954

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Mar. 31, 2007		Dec. 31, 2006		Mar. 31, 2006
		Estimated		Estimated		Estimated
		fair		fair		fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$827	$822	$774	$768	$931	$919
Securities of U.S. states and political subdivisions	3,528	3,665	3,387	3,530	2,923	3,040
Mortgage-backed securities:
Federal agencies	30,336	30,874	26,981	27,463	34,268	34,312
Private collateralized mortgage obligations (1)	3,865	3,921	3,989	4,046	5,628	5,730

Total mortgage-backed securities	34,201	34,795	30,970	31,509	39,896	40,042
Other	5,348	5,396	5,980	6,026	6,301	6,319

Total debt securities	43,904	44,678	41,111	41,833	50,051	50,320
Marketable equity securities	591	765	592	796	556	875

Total	$44,495	$45,443	$41,703	$42,629	$50,607	$51,195

(1)	Substantially all of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the estimated net unrealized gains on securities available for sale. The estimated net unrealized gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Estimated gross unrealized gains	$996		$987		$792
Estimated gross unrealized losses	(48)		(61)		(204)

Estimated net unrealized gains	$948		$926		$588

The following table shows the net realized gains on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter ended March 31		,
(in millions)	2007	2006

Gross realized gains	$59	$171
Gross realized losses (1)	(7)	(85)

Net realized gains	$52	$86

(1)	Includes other-than-temporary impairment of $4 million for first quarter 2007. No other-than-temporary impairment was recorded for first quarter 2006.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,169 million, $3,113 million and $3,561 million, at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$72,268		$70,404		$63,836
Other real estate mortgage	31,542		30,112		28,754
Real estate construction	15,869		15,935		14,308
Lease financing	5,494		5,614		5,402

Total commercial and commercial real estate	125,173		122,065		112,300
Consumer:
Real estate 1-4 family first mortgage	55,982		53,228		66,106
Real estate 1-4 family junior lien mortgage	69,489		68,926		61,115
Credit card	14,594		14,697		11,618
Other revolving credit and installment	53,445		53,534		49,295

Total consumer	193,510		190,385		188,134
Foreign	6,804		6,666		6,242

Total loans	$325,487		$319,116		$306,676

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Impairment measurement based on:
Collateral value method	$163		$122		$111
Discounted cash flow method	88		108		26

Total (1)	$251		$230		$137

(1)	Includes $133 million, $146 million and $49 million of impaired loans with a related allowance of $21 million, $29 million and $11 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
The average recorded investment in impaired loans was $251 million for first quarter 2007 and $160 million for first quarter 2006.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2007	2006

Balance, beginning of period	$3,964	$4,057
Provision for credit losses	715	433
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(126)	(79)
Other real estate mortgage	(1)	(1)
Lease financing	(7)	(9)

Total commercial and commercial real estate	(134)	(89)
Consumer:
Real estate 1-4 family first mortgage	(24)	(29)
Real estate 1-4 family junior lien mortgage	(83)	(34)
Credit card	(183)	(105)
Other revolving credit and installment	(474)	(322)

Total consumer	(764)	(490)
Foreign	(62)	(74)

Total loan charge-offs	(960)	(653)

Loan recoveries:
Commercial and commercial real estate:
Commercial	24	27
Other real estate mortgage	2	1
Real estate construction	1	1
Lease financing	5	6

Total commercial and commercial real estate	32	35
Consumer:
Real estate 1-4 family first mortgage	6	3
Real estate 1-4 family junior lien mortgage	9	8
Credit card	31	24
Other revolving credit and installment	149	129

Total consumer	195	164
Foreign	18	21

Total loan recoveries	245	220

Net loan charge-offs	(715)	(433)

Other	1	(32)

Balance, end of period	$3,965	$4,025

Components:
Allowance for loan losses	$3,772	$3,845
Reserve for unfunded credit commitments	193	180

Allowance for credit losses	$3,965	$4,025

Net loan charge-offs (annualized) as a percentage of average total loans	0.90%	0.56%
Allowance for loan losses as a percentage of total loans	1.16%	1.25%
Allowance for credit losses as a percentage of total loans	1.22	1.31

6. OTHER ASSETS
The components of other assets were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2007		2006		2006

Nonmarketable equity investments:
Private equity investments	$1,750		$1,671		$1,603
Federal bank stock	1,325		1,326		1,370
All other	2,199		2,240		2,054

Total nonmarketable equity investments (1)	5,274		5,237		5,027
Operating lease assets	3,084		3,091		3,391
Accounts receivable	4,781		7,522		14,066
Interest receivable	2,581		2,570		2,296
Core deposit intangibles	356		383		462
Foreclosed assets:
GNMA loans (2)	381		322		227
Other	528		423		228
Due from customers on acceptances	61		103		91
Other	10,586		9,892		10,871

Total other assets	$27,632		$29,543		$36,659

(1)	At March 31, 2007, December 31, 2006, and March 31, 2006, $4.5 billion, $4.5 billion and $4.4 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing Government National Mortgage Association (GNMA) loans. These assets are fully collectible because the corresponding GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter ended March 31		,
(in millions)	2007	2006

Net gains from private equity investments	$76	$69
Net losses from all other nonmarketable equity investments	(13)	(3)

Net gains from nonmarketable equity investments	$63	$66

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	March 31				,
	2007		2006
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (commercial) (1)	$496	$96	$194	$52
Core deposit intangibles	2,374	2,018	2,370	1,908
Credit card and other intangibles	583	388	568	325

Total intangible assets	$3,453	$2,502	$3,132	$2,285

MSRs (fair value) (1)	$17,779		$13,800
Trademark	14		14

(1)	See Note 15 for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of March 31, 2007, follows:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Three months ended March 31, 2007 (actual)	$26	$32	$58

Estimate for year ended December 31,
2007	$102	$105	$207
2008	94	86	180
2009	86	78	164
2010	77	73	150
2011	19	63	82
2012	2	56	58

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based our projections of amortization expense shown above on existing asset balances at March 31, 2007. Future amortization expense may vary based on additional core deposit or other intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations	11	252	—	263
Realignment of businesses (primarily insurance)	(19)	19	—	—

March 31, 2006	$7,366	$3,318	$366	$11,050

December 31, 2006 and March 31, 2007	$7,385	$3,524	$366	$11,275

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

March 31, 2006	$3,519	$1,368	$366	$5,797	$11,050
March 31, 2007	$3,538	$1,574	$366	$5,797	$11,275

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2007		2006		2006		2007		2006		2006		Minimum	Maximum
ESOP Preferred Stock (1):
2007	363,754		—		—		$364		$—		$—		10.75%	11.75%
2006	108,121		115,521		315,963		108		116		316		10.75	11.75
2005	84,284		84,284		95,184		84		84		95		9.75	10.75
2004	65,180		65,180		74,880		65		65		75		8.50	9.50
2003	44,843		44,843		52,643		45		45		53		8.50	9.50
2002	32,874		32,874		39,754		33		33		40		10.50	11.50
2001	22,303		22,303		28,263		22		22		28		10.50	11.50
2000	14,142		14,142		19,282		14		14		19		11.50	12.50
1999	4,094		4,094		6,368		4		4		6		10.30	11.30
1998	563		563		1,953		1		1		2		10.75	11.75
1997	—		—		136		—		—		—		9.50	10.50

Total ESOP Preferred Stock	740,158		383,804		634,426		$740		$384		$634

Unearned ESOP shares (2)							$(792)		$(411)		$(679)

(1)	Liquidation preference $1,000. At March 31, 2007, December 31, 2006, and March 31, 2006, additional paid-in capital included $52 million, $27 million and $45 million, respectively, related to preferred stock.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
We do not expect that we will be required to make a minimum contribution in 2007 for the Cash Balance Plan. The maximum we can contribute in 2007 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2007 to the Cash Balance Plan.
The net periodic benefit cost for first quarter 2007 and 2006 was:

	Quarter ended March 31					,
	2007			2006
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$70	$4	$4	$62	$4	$4
Interest cost	61	4	10	56	4	10
Expected return on plan assets	(113)	—	(9)	(105)	—	(8)
Amortization of net actuarial loss (1)	8	3	1	14	2	2
Amortization of prior service cost	—	—	(1)	—	—	(1)

Net periodic benefit cost	$26	$11	$5	$27	$10	$7

(1)	Net actuarial loss is generally amortized over five years.

11. INCOME TAXES
On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings at the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion was related to tax benefits that, if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of income tax expense. The liability for unrecognized tax benefits included $262 million of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007, could decrease by an estimated $380 million by December 31, 2007, as a result of expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this benefit could be substantially offset by new matters arising during the same period. The Company files a consolidated federal income tax return and the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. With few exceptions, we are not subject to federal or foreign income tax examinations for taxable years prior to 2003, or state and local examinations prior to 2002.
We expect that the adoption of FIN 48 will result in increased volatility in our annual effective income tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. The effective tax rate in first quarter 2007 was impacted by a $119 million net reduction to income tax expense. The net decrease, including refund interest, was primarily due to the resolution during the quarter of certain outstanding federal income tax matters for periods prior to 2002.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2007	2006

Net income (numerator)	$2,244	$2,018

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,376.0	3,358.3

Per share	$0.66	$0.60

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,376.0	3,358.3
Add: Stock options	40.0	37.3
Restricted share rights	0.1	0.1

Diluted average common shares outstanding (denominator)	3,416.1	3,395.7

Per share	$0.66	$0.60

At March 31, 2007 and 2006, options to purchase 6.1 million and 39.2 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

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
Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, and in Canada and the Pacific Rim. Automobile finance operations specialize in purchasing sales finance contracts directly from automobile dealers and making loans secured by automobiles in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,		Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)		Banking		Banking		Financial		Company
Quarter ended March 31,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (1)	$3,224	$3,256	$781	$680	$1,005	$934	$5,010	$4,870
Provision (reversal of provision) for credit losses	306	189	13	(2)	396	246	715	433
Noninterest income	2,847	2,143	1,265	1,096	319	446	4,431	3,685
Noninterest expense	3,640	3,387	1,137	992	749	695	5,526	5,074

Income before income tax expense	2,125	1,823	896	786	179	439	3,200	3,048
Income tax expense	593	613	298	258	65	159	956	1,030

Net income	$1,532	$1,210	$598	$528	$114	$280	$2,244	$2,018

Average loans	$180.8	$190.4	$77.9	$67.6	$62.7	$53.1	$321.4	$311.1
Average assets (2)	307.0	314.8	101.0	95.9	68.3	58.7	482.1	475.2
Average core deposits	243.9	229.0	46.7	28.4	—	0.1	290.6	257.5

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for both first quarter 2007 and 2006.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $3.7 billion and $3.4 billion in total assets at March 31, 2007, and December 31, 2006, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $3.7 billion and $2.9 billion in total assets at March 31, 2007, and December 31, 2006, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $1.2 billion and $980 million at March 31, 2007, and December 31, 2006, respectively, largely representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

15. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
Effective January 1, 2006, upon adoption of FAS 156, we remeasured our residential mortgage servicing rights (MSRs) at fair value and recognized a pre-tax adjustment of $158 million to residential MSRs and recorded a corresponding cumulative effect adjustment of $101 million (after tax) to increase the 2006 beginning balance of retained earnings in stockholders’ equity.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended March 31		,
(in millions)	2007	2006

Fair value, beginning of quarter	$17,591	$12,547
Purchases	159	219
Servicing from securitizations or asset transfers	828	989
Changes in fair value:
Due to change in valuation model inputs or assumptions (1)	(11)	522
Other changes in fair value (2)	(788)	(477)

Fair value, end of quarter	$17,779	$13,800

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended March 31		,
(in millions)	2007	2006

Balance, beginning of quarter	$377	$122
Purchases (1)	29	25
Servicing from securitizations or asset transfers (1)	10	—
Amortization	(16)	(5)

Balance, end of quarter (2)	$400	$142

Fair value of amortized MSRs:
Beginning of quarter	$457	$146
End of quarter	484	205

(1)	Based on March 31, 2007, assumptions, the weighted-average amortization period for MSRs added during the quarter was approximately 11.7 years.
(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	March 31		,
(in billions)	2007	2006

Loans serviced for others (1)	$1,309	$931
Owned loans serviced (2)	88	110

Total owned servicing	1,397	1,041
Sub-servicing	26	25

Total managed servicing portfolio	$1,423	$1,066

Ratio of MSRs to related loans serviced for others	1.39%	1.50%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended March 31	,
(in millions)	2007	2006

Servicing income, net:
Servicing fees (1)	$1,054	$747
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(11)	522
Other changes in fair value (3)	(788)	(477)
Amortization	(16)	(5)
Net derivative losses from economic hedges (4)	(23)	(706)

Total servicing income, net	216	81
Net gains on mortgage loan origination/sales activities	495	273
All other	79	61

Total mortgage banking noninterest income	$790	$415

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$(34)	$(184)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 20 — Free-Standing Derivatives for additional discussion and detail.

16. FAIR VALUES OF ASSETS AND LIABILITIES
Effective January 1, 2007, upon adoption of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, we elected to measure mortgages held for sale (MHFS) at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. There was no transition adjustment required upon adoption of FAS 159 for MHFS because we continued to account for MHFS originated prior to 2007 at the lower of cost or market value. At December 31, 2006, the book value of other interests held was equal to fair value and, therefore, a transition adjustment was not required. Upon adoption of FAS 159, we were also required to adopt FAS 157, Fair Value Measurements.
In accordance with FAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. For example, MHFS are valued based on what securitization markets are currently offering for mortgage loans with similar characteristics. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2007
(in millions)	Total	Level 1	Level 2	Level 3

Trading assets	$6,525	$1,572	$4,599	$354
Securities available for sale	45,443	32,412	10,223	2,808
Mortgages held for sale	25,692	—	25,692	—
Mortgage servicing rights (residential)	17,779	—	—	17,779
Other assets	538	470	58	10

Total	$95,977	$34,454	$40,572	$20,951

Other liabilities (1)	$(3,056)	$(1,285)	$(1,460)	$(311)

(1)	Derivatives represent a major portion of this category.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Quarter ended March 31, 2007
	Trading			Mortgage				Other
	assets		Securities	servicing		Net derivative		liabilities
	(excluding		available	rights		assets and		(excluding
(in millions)	derivatives)		for sale	(residential)		liabilities		derivatives)

Balance, beginning of quarter	$360		$3,447	$17,591		$(68)		$(282)
Total net gains (losses) included in net income	(41)		—	(799)		17		(6)
Purchases, sales, issuances and settlements, net	34		(639)	987		—		39

Balance, end of quarter	$353		$2,808	$17,779		$(51)		$(249)

Net losses included in net income relating to assets held at March 31, 2007 (1)	$(25	)(2)	$—	$(10	)(3)	$(43	)(2)	$(6	)(3)

(1)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in first quarter 2007 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

					Quarter ended
					March 31, 2007
	Carrying value at March 31, 2007				Total
(in millions)	Total	Level 1	Level 2	Level 3	losses

Mortgages held for sale	$5,023	$—	$5,023	$—	$(66)
Loans (1)	592	—	592	—	(575)
Private equity investments	3	—	—	3	(5)
Foreclosed assets (2)	225	—	225	—	(89)

					$(735)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, the majority of which are unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	March 31, 2007
			Excess of fair
			value carrying
		Aggregate	amount over
	Fair value	unpaid	(under) unpaid
(in millions)	carrying amount	principal	principal

Mortgages held for sale reported at fair value:
Total loans	$25,692	$25,417	$275	(1)
Nonaccrual loans	30	35	(5)
Loans 90 days or more past due and still accruing	5	5	—

(1)	The excess of fair value carrying amount over unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value that are included in current period earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended March 31, 2007
		Other
	Mortgages	interests
(in millions)	held for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities	$229	$—
Other noninterest income	—	(41)

Interest income on mortgages held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (see Note 13) consists of WFFI and other affiliated consumer finance entities managed by WFFI that are included within other consolidating subsidiaries in the following tables.
Condensed Consolidating Statement of Income

	Quarter ended March 31, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,558	$—	$—	$(1,558)	$—
Nonbank	4	—	—	(4)	—
Interest income from loans	—	1,354	5,421	(11)	6,764
Interest income from subsidiaries	852	—	—	(852)	—
Other interest income	34	26	1,317	(2)	1,375

Total interest income	2,448	1,380	6,738	(2,427)	8,139

Deposits	—	—	2,060	(203)	1,857
Short-term borrowings	59	110	218	(251)	136
Long-term debt	897	453	197	(411)	1,136

Total interest expense	956	563	2,475	(865)	3,129

NET INTEREST INCOME	1,492	817	4,263	(1,562)	5,010
Provision for credit losses	—	282	433	—	715

Net interest income after provision for credit losses	1,492	535	3,830	(1,562)	4,295

NONINTEREST INCOME
Fee income — nonaffiliates	—	80	2,317	—	2,397
Other	31	77	1,938	(12)	2,034

Total noninterest income	31	157	4,255	(12)	4,431

NONINTEREST EXPENSE
Salaries and benefits	4	307	2,963	—	3,274
Other	20	312	1,932	(12)	2,252

Total noninterest expense	24	619	4,895	(12)	5,526

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,499	73	3,190	(1,562)	3,200
Income tax expense (benefit)	(11)	34	933	—	956
Equity in undistributed income of subsidiaries	734	—	—	(734)	—

NET INCOME	$2,244	$39	$2,257	$(2,296)	$2,244

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$595	$—	$—	$(595)	$—
Nonbank	5	—	—	(5)	—
Interest income from loans	—	1,290	4,829	(9)	6,110
Interest income from subsidiaries	754	—	—	(754)	—
Other interest income	28	23	1,371	—	1,422

Total interest income	1,382	1,313	6,200	(1,363)	7,532

Deposits	—	—	1,482	—	1,482
Short-term borrowings	109	94	272	(205)	270
Long-term debt	706	408	147	(351)	910

Total interest expense	815	502	1,901	(556)	2,662

NET INTEREST INCOME	567	811	4,299	(807)	4,870
Provision for credit losses	—	272	161	—	433

Net interest income after provision for credit losses	567	539	4,138	(807)	4,437

NONINTEREST INCOME
Fee income — nonaffiliates	—	64	2,094	—	2,158
Other	(23)	66	1,499	(15)	1,527

Total noninterest income	(23)	130	3,593	(15)	3,685

NONINTEREST EXPENSE
Salaries and benefits	33	285	2,611	—	2,929
Other	(2)	211	2,158	(222)	2,145

Total noninterest expense	31	496	4,769	(222)	5,074

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	513	173	2,962	(600)	3,048
Income tax expense (benefit)	(34)	64	1,000	—	1,030
Equity in undistributed income of subsidiaries	1,471	—	—	(1,471)	—

NET INCOME	$2,018	$109	$1,962	$(2,071)	$2,018

Condensed Consolidating Balance Sheet

	March 31, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,900	$308	$—	$(16,208)	$—
Nonaffiliates	79	116	16,958	—	17,153
Securities available for sale	866	1,821	42,762	(6)	45,443
Mortgages and loans held for sale	—	—	33,115	—	33,115
Loans	—	47,473	278,372	(358)	325,487
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	48,565	543	—	(49,108)	—
Allowance for loan losses	—	(1,204)	(2,568)	—	(3,772)

Net loans	51,965	46,812	275,804	(52,866)	321,715

Investments in subsidiaries:
Bank	43,591	—	—	(43,591)	—
Nonbank	4,847	—	—	(4,847)	—
Other assets	6,926	1,694	61,497	(1,642)	68,475

Total assets	$124,174	$50,751	$430,136	$(119,160)	$485,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$327,365	$(16,208)	$311,157
Short-term borrowings	20	8,314	18,725	(13,878)	13,181
Accrued expenses and other liabilities	3,993	1,507	21,634	(2,033)	25,101
Long-term debt	68,591	37,940	17,115	(33,319)	90,327
Indebtedness to subsidiaries	5,435	—	—	(5,435)	—

Total liabilities	78,039	47,761	384,839	(70,873)	439,766
Stockholders’ equity	46,135	2,990	45,297	(48,287)	46,135

Total liabilities and stockholders’ equity	$124,174	$50,751	$430,136	$(119,160)	$485,901

Condensed Consolidating Balance Sheet

	March 31, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,366	$196	$14	$(15,576)	$—
Nonaffiliates	75	273	17,830	—	18,178
Securities available for sale	847	1,768	48,586	(6)	51,195
Mortgages and loans held for sale	—	25	44,125	—	44,150
Loans	1	46,026	261,535	(886)	306,676
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	45,118	330	—	(45,448)	—
Allowance for loan losses	—	(1,326)	(2,519)	—	(3,845)

Net loans	48,519	45,030	259,016	(49,734)	302,831

Investments in subsidiaries:
Bank	38,451	—	—	(38,451)	—
Nonbank	4,595	—	—	(4,595)	—
Other assets	7,100	1,290	68,908	(1,224)	76,074

Total assets	$114,953	$48,582	$438,479	$(109,586)	$492,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$323,880	$(15,575)	$308,305
Short-term borrowings	68	7,476	25,717	(11,911)	21,350
Accrued expenses and other liabilities	3,310	1,158	33,836	(1,992)	36,312
Long-term debt	65,230	37,343	14,707	(32,780)	84,500
Indebtedness to subsidiaries	4,384	—	—	(4,384)	—

Total liabilities	72,992	45,977	398,140	(66,642)	450,467
Stockholders’ equity	41,961	2,605	40,339	(42,944)	41,961

Total liabilities and stockholders’ equity	$114,953	$48,582	$438,479	$(109,586)	$492,428

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$754	$511	$4,406	$5,671

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	115	107	4,323	4,545
Prepayments and maturities	—	77	2,167	2,244
Purchases	(52)	(276)	(9,185)	(9,513)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(414)	(6,953)	(7,367)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	983	983
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,068)	(1,068)
Principal collected on nonbank entities’ loans	—	4,570	1,004	5,574
Loans originated by nonbank entities	—	(4,734)	(1,209)	(5,943)
Net repayments from (advances to) nonbank entities	(518)	—	518	—
Capital notes and term loans made to subsidiaries	(1,933)	—	1,933	—
Principal collected on notes/loans made to subsidiaries	1,900	—	(1,900)	—
Net decrease (increase) in investment in subsidiaries	(71)	—	71	—
Other, net	—	(11)	66	55

Net cash used by investing activities	(559)	(681)	(9,250)	(10,490)

Cash flows from financing activities:
Net change in:
Deposits	—	—	914	914
Short-term borrowings	446	606	(700)	352
Long-term debt:
Proceeds from issuance	9,235	1,500	(1,199)	9,536
Repayment	(6,019)	(2,049)	1,712	(6,356)
Common stock:
Proceeds from issuance	448	—	—	448
Repurchased	(1,631)	—	—	(1,631)
Cash dividends paid	(948)	—	—	(948)
Excess tax benefits related to stock option payments	46	—	—	46
Other, net	(2)	67	(150)	(85)

Net cash provided by financing activities	1,575	124	577	2,276

Net change in cash and due from banks	1,770	(46)	(4,267)	(2,543)
Cash and due from banks at beginning of quarter	14,209	470	349	15,028

Cash and due from banks at end of quarter	$15,979	$424	$(3,918)	$12,485

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(134)	$263	$16,528	$16,657

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	50	140	16,774	16,964
Prepayments and maturities	1	43	1,600	1,644
Purchases	(5)	(201)	(28,191)	(28,397)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(309)	(8,532)	(8,841)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	9,194	9,244
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(1,360)	(1,562)
Principal collected on nonbank entities’ loans	—	4,994	915	5,909
Loans originated by nonbank entities	—	(6,165)	(743)	(6,908)
Net repayments from (advances to) nonbank entities	1,593	—	(1,593)	—
Capital notes and term loans made to subsidiaries	(2,905)	—	2,905	—
Principal collected on notes/loans made to subsidiaries	829	—	(829)	—
Net decrease (increase) in investment in subsidiaries	(2)	—	2	—
Net cash paid for acquisitions	—	—	(266)	(266)
Other, net	—	624	(2,332)	(1,708)

Net cash used by investing activities	(439)	(1,026)	(12,456)	(13,921)

Cash flows from financing activities:
Net change in:
Deposits	—	—	(6,216)	(6,216)
Short-term borrowings	396	(1,529)	(1,409)	(2,542)
Long-term debt:
Proceeds from issuance	7,328	3,580	(2,409)	8,499
Repayment	(1,521)	(1,296)	(829)	(3,646)
Common stock:
Proceeds from issuance	485	—	—	485
Repurchased	(646)	—	—	(646)
Cash dividends paid	(874)	—	—	(874)
Excess tax benefits related to stock option payments	52	—	—	52
Other, net	—	3	(24)	(21)

Net cash provided (used) by financing activities	5,220	758	(10,887)	(4,909)

Net change in cash and due from banks	4,647	(5)	(6,815)	(2,173)
Cash and due from banks at beginning of quarter	10,794	474	4,129	15,397

Cash and due from banks at end of quarter	$15,441	$469	$(2,686)	$13,224

18. GUARANTEES
We provide significant guarantees to third parties including standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, additional consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $12.1 billion at March 31, 2007, and $12.0 billion at December 31, 2006, including financial guarantees of $6.3 billion and $7.2 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.4 billion at March 31, 2007, and $2.8 billion at December 31, 2006. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $926 million at March 31, 2007, and $801 million at December 31, 2006.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $740 million at March 31, 2007, and $556 million at December 31, 2006. The aggregate written floors and caps liability was $88 million and $86 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $47.1 billion at March 31, 2007, and $47.3 billion at December 31, 2006, and the aggregate notional value related to written floors and caps was $11.7 billion and $11.9 billion, respectively. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The carrying amount of the contracts sold was a liability of $9 million at March 31, 2007, and $2 million at December 31, 2006. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $698 million and $599 million, based on notional value, at March 31, 2007, and December 31, 2006, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at March 31, 2007, and December 31, 2006. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At March 31, 2007, and December 31, 2006, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 22 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $100 million at March 31, 2007, and $125 million at December 31, 2006.

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $3.5 billion at March 31, 2007. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2007:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$50.7	12.10%	≥	$33.5	≥	8.00%
Wells Fargo Bank, N.A.	40.0	11.78	≥	27.2	≥	8.00		≥	$34.0	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$36.5	8.70%	≥	$16.8	≥	4.00%
Wells Fargo Bank, N.A.	28.9	8.50	≥	13.6	≥	4.00		≥	$20.4	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$36.5	7.83%	≥	$18.6	≥	4.00	%(1)
Wells Fargo Bank, N.A.	28.9	7.51	≥	15.4	≥	4.00	(1)	≥	$19.2	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2007, Wells Fargo Bank, N.A. met these requirements.

20. DERIVATIVES
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps and cross-currency interest rate swaps to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated debt. The ineffective portion of these fair value hedges is recorded as part of other noninterest income in the income statement. In addition, we use derivatives, such as Treasury and LIBOR futures and swaptions, to hedge changes in fair value due to changes in interest rates of our commercial real estate mortgage loans held for sale. The ineffective portion of these fair value hedges is recorded as part of mortgage banking noninterest income in the income statement. For fair value hedges of long-term debt, certificates of deposit, foreign currency and commercial real estate loans, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
We enter into equity collars to lock in share prices between specified levels for certain equity securities. As permitted, we include the intrinsic value only (excluding time value) when assessing hedge effectiveness. The net derivative gain or loss related to the equity collars is recorded in other noninterest income in the income statement.
At March 31, 2007, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. With the issuance of FAS 159, derivatives used to hedge the forecasted sales of certain MHFS, such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts, are accounted for as economic hedges. Previously, we accounted for these derivatives as cash flow hedges under FAS 133. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of March 31, 2007, all designated cash flow hedges continued to qualify as cash flow hedges.
We expect that $20 million of deferred net gains on derivatives in other comprehensive income at March 31, 2007, will be reclassified as earnings during the next twelve months, compared with $112 million of deferred net gains at March 31, 2006. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 10 years for hedges of floating-rate senior debt.

The following table provides net derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended March 31		,
(in millions)	2007	2006

Net gains (losses) from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$2	$(10)
Ineffective portion of change in value of derivatives	3	4
Net gains from ineffective portion of change in the value of cash flow hedges	25	16

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime MHFS and derivative loan commitments, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, Treasury futures and options, Eurodollar futures and options, and forward contracts. Net derivative losses of $23 million for first quarter 2007 and $706 million for first quarter 2006 from economic hedges related to our mortgage servicing activities are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $360 million at March 31, 2007, and $157 million at December 31, 2006. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges) such as Treasury futures, forwards and options, Eurodollar futures, and forward contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value included in the income statement in “Mortgage banking.” We record a zero fair value for a derivative loan commitment at inception. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment, which is affected primarily by changes in interest rates and passage of time (referred to as a fall-out factor). The aggregate fair value of derivative loan commitments in the balance sheet at March 31, 2007, and December 31, 2006, was a net liability of $48 million and $65 million, respectively, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table. Net derivative losses of $73 million for first quarter 2007 from economic hedges related to derivative loan commitments and MHFS are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $31 million at March 31, 2007.
We also enter into various derivatives primarily to provide derivative products to customers. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. We also enter into free-standing derivatives for risk management that do not otherwise qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as part of other noninterest income in the income statement. Additionally, free-standing derivatives include embedded derivatives that are required to be separately accounted for from their host contracts.
Derivative Financial Instruments – Summary Information
The total credit risk amount and estimated net fair value for derivatives at March 31, 2007, and December 31, 2006, were:

	March 31, 2007		December 31, 2006
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$262	$(120)	$621	$199
Equity contracts	—	(7)	—	(15)
Foreign exchange contracts	692	652	548	539
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	863	371	715	183
Foreign exchange contracts	93	90	136	87

CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	1,360	212	1,454	214
Commodity contracts	335	28	362	22
Equity contracts	451	(1)	300	(13)
Foreign exchange contracts	286	(6)	306	19
Credit contracts	164	144	30	3

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2007.

			Maximum number of
	Total number		shares that may yet
Calendar	of shares	Weighted-average	be repurchased under
month	repurchased (1)	price paid per share	the authorizations

January	4,420,613	$35.90	57,418,093

February	6,832,830	35.52	50,585,263

March	35,815,376	34.33	89,769,887

Total	47,068,819

(1)	All shares were repurchased under three authorizations covering up to 50 million, 50 million and 75 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 15, 2005, June 27, 2006, and March 21, 2007, respectively. Unless modified or revoked by the Board, these authorizations do not expire.
Item 6. Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
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

Dated: May 7, 2007	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(d).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2007.	Filed herewith.

10(b)	Action of Human Resources Committee Specifying “Fair Market Value” for February 27, 2007, Option Grants Under the Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(c)	Amendment to Long-Term Incentive Compensation Plan, effective February 28, 2007.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(d)	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(e)	Amendment to Directors Stock Compensation and Deferral Plan, effective February 27, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(f)	Amendment to Deferred Compensation Plan, effective January 1, 2007.	Filed herewith.

10(g)	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Filed herewith.

12	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended March 31		,
	2007	2006

Including interest on deposits	2.01	2.12

Excluding interest on deposits	3.41	3.47

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.