Form 10-Q
period 2007-06-30
WELLS FARGO & CO/MN
filed 2007-08-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2007
Common stock, $1-2/3 par value	3,342,457,892

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	32
	Consolidated Balance Sheet	33
	Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	34
	Consolidated Statement of Cash Flows	35
	Notes to Financial Statements	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Critical Accounting Policies	7
	Earnings Performance	8
	Balance Sheet Analysis	16
	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations	17
	Risk Management	17
	Capital Management	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	31

PART II	Other Information
Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 4.	Submission of Matters to a Vote of Security Holders	73

Item 6.	Exhibits	75

Signature		75

Exhibit Index		76
EXHIBIT 12
EXHIBIT 31.(a)
EXHIBIT 31.(b)
EXHIBIT 32.(a)
EXHIBIT 32.(b)

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2007 from		Six months ended
	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
($ in millions, except per share amounts)	2007	2007	2006	2007	2006	2007	2006	Change

For the Period
Net income	$2,279	$2,244	$2,089	2%	9%	$4,523	$4,107	10%
Diluted earnings per common share	0.67	0.66	0.61	2	10	1.33	1.21	10
Profitability ratios (annualized):
Net income to average total assets (ROA)	1.82%	1.89%	1.71%	(4)	6	1.85%	1.71%	8
Net income to average stockholders’ equity (ROE)	19.55	19.65	19.76	(1)	(1)	19.60	19.83	(1)
Efficiency ratio (1)	57.9	58.5	58.9	(1)	(2)	58.2	59.1	(2)
Total revenue	$9,891	$9,441	$8,789	5	13	$19,332	$17,344	11
Dividends declared per common share (2)	0.28	0.28	0.54	—	(48)	0.56	0.80	(30)
Dividends paid per common share	0.28	0.28	0.26	—	8	0.56	0.52	8
Average common shares outstanding	3,351.2	3,376.0	3,363.8	(1)	—	3,363.5	3,360.9	—
Diluted average common shares outstanding	3,389.3	3,416.1	3,404.4	(1)	—	3,402.5	3,400.1	—
Average loans	$331,970	$321,429	$300,388	3	11	$326,729	$305,731	7
Average assets	502,686	482,105	491,456	4	2	492,453	483,371	2
Average core deposits (3)	300,535	290,586	264,129	3	14	295,588	260,817	13
Average retail core deposits (4)	228,006	223,729	214,904	2	6	225,872	214,391	5
Net interest margin	4.89%	4.95%	4.76%	(1)	3	4.92%	4.80%	3
At Period End
Securities available for sale	$72,179	$45,443	$71,420	59	1	$72,179	$71,420	1
Loans	342,800	325,487	300,622	5	14	342,800	300,622	14
Allowance for loan losses	3,820	3,772	3,851	1	(1)	3,820	3,851	(1)
Goodwill	11,983	11,275	11,091	6	8	11,983	11,091	8
Assets	539,865	485,901	499,516	11	8	539,865	499,516	8
Core deposits (3)	300,602	296,469	268,350	1	12	300,602	268,350	12
Stockholders’ equity	47,301	46,135	41,894	3	13	47,301	41,894	13
Tier 1 capital (5)	38,387	36,476	33,344	5	15	38,387	33,344	15
Total capital (5)	52,517	50,733	47,202	4	11	52,517	47,202	11
Capital ratios:
Stockholders’ equity to assets	8.76%	9.49%	8.39%	(8)	4	8.76%	8.39%	4
Risk-based capital (5)
Tier 1 capital	8.57	8.70	8.35	(1)	3	8.57	8.35	3
Total capital	11.72	12.10	11.82	(3)	(1)	11.72	11.82	(1)
Tier 1 leverage (5)	7.90	7.83	6.99	1	13	7.90	6.99	13
Book value per common share	$14.07	$13.77	$12.46	2	13	$14.07	$12.46	13
Team members (active, full-time equivalent)	158,700	159,600	154,300	(1)	3	158,700	154,300	3
Common Stock Price
High	$36.49	$36.64	$34.86	—	5	$36.64	$34.86	5
Low	33.93	33.01	31.90	3	6	33.01	30.31	9
Period end	35.17	34.43	33.54	2	5	35.17	33.54	5

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	On April 25, 2006, the Company’s Board of Directors declared the second quarter 2006 cash dividend payable June 1, 2006. On June 27, 2006, the Board declared a two-for-one split in the form of a 100% stock dividend on the Company’s common stock and, at the same time, the third quarter 2006 cash dividend payable September 1, 2006.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. Included in average core deposits were converted balances of $9,888 million, $9,888 million and $2,771 million for the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006, respectively. Average core deposits increased 11% from second quarter 2006 not including these converted balances.
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2007, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $540 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at June 30, 2007. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In second quarter 2007, we achieved record diluted earnings per share of $0.67, up 10% from a year ago, and record net income of $2.28 billion, up 9% from a year ago. Our double-digit earnings per share growth again was driven by an ideal combination of double-digit top line growth (revenue up 13% year over year), positive operating leverage (revenue up 13% versus 11% expense growth), and relatively stable credit quality (net credit losses of 0.87% of average total loans versus the 0.91% average of the prior two quarters). Business performance was strong and well balanced across the broad diversity of our business segments, with most of our 80 plus consumer and commercial businesses producing double-digit earnings or revenue growth in second quarter 2007. We increased or maintained operating margins, with the net interest margin at 4.89% for second quarter 2007, up 13 basis points from a year ago; return on assets (ROA), which includes all credit costs, at 1.82%, up 11 basis points from a year ago; and return on equity (ROE) remaining at a strong 19.55%, among the best in our industry.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.4 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew in second quarter 2007 from a year ago, with average loans up 11%, average core deposits up 14% and assets under management or administration up 29%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by setting what we believe are sound credit policies for underwriting, while continuously monitoring and reviewing the performance of our loan portfolio. We maintain a well-diversified loan portfolio, measured by industry, geography and product type. We manage the interest rate and market risks inherent in our assets and liabilities within prudent ranges, while ensuring adequate liquidity and funding. Our stockholder value has increased over time due to customer satisfaction, strong financial results, investment in our businesses, consistent execution of our business model and the management of our business risks.
Our financial results included the following:
Net income for second quarter 2007 increased 9% to $2.28 billion from $2.09 billion for second quarter 2006. Diluted earnings per share for second quarter 2007 increased 10% to $0.67 from $0.61 for second quarter 2006. ROA was 1.82% and ROE was 19.55% for second quarter 2007, and 1.71% and 19.76%, respectively, for second quarter 2006.
Net income for the first half of 2007 was $4.52 billion, or $1.33 per share, up 10% from $4.11 billion, or $1.21 per share, for the first half of 2006. ROA was 1.85% and ROE was 19.60% in the first half of 2007, and 1.71% and 19.83%, respectively, for the first half of 2006.
Net interest income on a taxable-equivalent basis increased 4% to $5.23 billion for second quarter 2007 from $5.02 billion for second quarter 2006 driven by a 2% increase in average earning assets and a 13 basis point increase in the net interest margin, including the addition late in second quarter 2007 of approximately $30 billion in debt securities at substantially higher yields than have prevailed on average over the last two years. At 4.89% in second quarter 2007, our net interest margin remained the highest among our peers. The net interest margin for second quarter 2007 declined 6 basis points from first quarter 2007, largely due to accelerated asset growth, which is likely to increase net interest income, but reduce the net interest margin, in future quarters.
Noninterest income increased 23% to $4.70 billion for second quarter 2007 from $3.81 billion for second quarter 2006. The strong double-digit growth in fee income reflected strong year-over-year growth in deposit service fees (up 11%); trust and investment fees (up 24%); debit and credit card fees (up 24%); other fees, primarily loan related, (up 25%); and insurance revenue (up 19%). Capital markets generally were strong in the quarter, including $242 million in income from our equity businesses. Bond losses of $42 million were recorded in the quarter as we sold our lowest-yielding bonds and repositioned our portfolio with higher-yielding securities after rates increased late in the quarter.
Revenue, the sum of net interest income and noninterest income, grew $1.1 billion, or 13%, to $9.89 billion in second quarter 2007 from $8.79 billion in second quarter 2006. Despite a challenging environment and selected tightening of credit standards, double-digit revenue growth again was driven by double-digit growth in consumer and business lending and deposits, as well as very strong growth in virtually all of our diverse fee-based products and services. Businesses that generated double-digit, year-over-year revenue growth included asset management, business direct, capital markets, corporate trust, credit and debit cards, global remittance services, home equity, insurance, international, personal credit management, real estate brokerage, wealth management and Wells Fargo Financial.
Noninterest expense was $5.73 billion for second quarter 2007, up $551 million, or 11%, from $5.18 billion for the same period of 2006. Substantially all of the expense increase related to higher personnel costs, reflecting a 3% increase in team members (full-time equivalents, largely sales and service professionals), normal merit increases, and higher sales commissions in the insurance, wealth management, and real estate brokerage businesses, all of which had very strong revenue growth year over year. Most of our non-personnel expenses were essentially flat from last year, reflecting our ongoing discipline in containing expenses that do not directly add to revenue growth. Reflecting the continued positive operating leverage, the efficiency ratio in second quarter 2007 improved to 57.9% from 58.9% a year ago and 58.5% in first quarter 2007.
Net charge-offs for second quarter 2007 were $720 million (0.87% of average total loans outstanding, annualized), compared with $432 million (0.58%) during second quarter 2006. During the first half of 2007, net charge-offs were $1.44 billion (0.89%), compared with $865 million (0.57%), for the first half of 2006. Credit performance in our first mortgage portfolios at Wells Fargo Home Mortgage and Wells Fargo Financial remained stable. We believe our prudent product strategy, along with disciplined underwriting and collections practices, and our willingness to work proactively with our customers, has allowed us to maintain stable and predictable credit performance in our first mortgage portfolios. Overall commercial loan performance, including commercial real estate, remained very strong, supported by high occupancy rates and relatively low interest rates.
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $4.01 billion, or 1.17% of total loans, at June 30, 2007, compared with $3.96 billion, or 1.24%, at December 31, 2006, and $4.04 billion, or 1.34%, at June 30, 2006.
Total nonaccrual loans were $1.73 billion, or 0.51% of total loans, at June 30, 2007, compared with $1.67 billion, or 0.52%, at December 31, 2006, and $1.40 billion, or 0.46%, at June 30, 2006. Total nonperforming assets (NPAs) were $2.72 billion, or 0.79% of total loans, at June 30, 2007, compared with $2.42 billion, or 0.76%, at December 31, 2006, and $1.92 billion, or 0.64%, at June 30, 2006. Foreclosed assets were $977 million at June 30, 2007, compared with $745 million at December 31, 2006, and $513 million at June 30, 2006. Foreclosed assets, a component of total NPAs, included $423 million, $322 million and $238 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at June 30, 2007, December 31, 2006, and June 30, 2006, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $423 million represented 12 basis points of the ratio of nonperforming assets to loans at June 30, 2007. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
We believe our nonperforming loan portfolio has relatively low loss potential due to the high percentage of consumer real estate and auto-secured loans where we take an initial write-down, if applicable, as the loan is transferred to nonperforming status. We are constantly monitoring residential mortgage and auto nonperforming levels and have active programs to determine the best strategy to hold and workout or sell these assets.
The Company and each of its subsidiary banks continued to remain “well capitalized” under applicable regulatory capital adequacy guidelines. The ratio of stockholders’ equity to total assets was 8.76% at June 30, 2007, 9.52% at December 31, 2006, and 8.39% at June 30, 2006. Our total risk-based capital (RBC) ratio at June 30, 2007, was 11.72% and our Tier 1 RBC ratio was 8.57%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at June 30, 2006, were 11.82% and 8.35%, respectively. Our Tier 1 leverage ratios were 7.90% and 6.99% at June 30, 2007 and 2006, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On January 1, 2007, we adopted the following new accounting pronouncements:
•	FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109;
•	FSP 13-2 – FASB Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction;
•	FAS 155 – Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140;
•	FAS 157, Fair Value Measurements; and
•	FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.
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
On April 30, 2007, the FASB issued Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. The provisions of this FSP are effective for the year beginning on January 1, 2008, with early adoption permitted. We are currently evaluating the impact, if any, that FSP FIN 39-1 may have on our consolidated financial statements.
On June 11, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are determined to be investment companies, SOP 07-1 also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. SOP 07-1 is effective for the year beginning January 1, 2008. We do not expect that the adoption of SOP 07-1 will have a material effect on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Three of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential mortgage servicing rights (MSRs) and pension accounting. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2006 Form 10-K.

EARNINGS PERFORMANCE
AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30						,
	2007			2006
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$4,849	5.09%	$61	$4,855	4.60%	$56
Trading assets	4,572	4.83	55	5,938	5.03	75
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	839	4.28	9	935	4.43	11
Securities of U.S. states and political subdivisions	4,383	7.42	79	3,013	8.24	60
Mortgage-backed securities:
Federal agencies	35,406	6.09	533	40,160	5.97	601
Private collateralized mortgage obligations	3,816	6.41	61	7,176	6.70	119

Total mortgage-backed securities	39,222	6.13	594	47,336	6.07	720
Other debt securities (4)	5,090	7.61	96	6,246	6.70	104

Total debt securities available for sale (4)	49,534	6.36	778	57,530	6.22	895
Mortgages held for sale (5)	36,060	6.42	578	51,675	6.25	808
Loans held for sale	864	7.74	17	585	7.35	11
Loans:
Commercial and commercial real estate:
Commercial	73,932	8.31	1,531	65,424	8.12	1,324
Other real estate mortgage	31,736	7.48	592	28,938	7.29	526
Real estate construction	16,393	7.97	326	14,517	7.91	286
Lease financing	5,559	5.95	83	5,429	5.75	78

Total commercial and commercial real estate	127,620	7.96	2,532	114,308	7.77	2,214
Consumer:
Real estate 1-4 family first mortgage	58,283	7.36	1,071	55,019	7.36	1,011
Real estate 1-4 family junior lien mortgage	70,390	8.20	1,440	62,740	7.92	1,239
Credit card	14,950	14.46	540	11,947	13.18	393
Other revolving credit and installment	53,464	9.78	1,303	50,098	9.56	1,194

Total consumer	197,087	8.85	4,354	179,804	8.55	3,837
Foreign	7,263	12.00	218	6,276	12.61	198

Total loans (5)	331,970	8.58	7,104	300,388	8.34	6,249
Other	1,329	5.23	18	1,363	4.97	16

Total earning assets	$429,178	8.05	8,611	$422,334	7.70	8,110

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,193	3.24	42	$4,288	2.80	30
Market rate and other savings	145,185	2.82	1,022	134,182	2.29	766
Savings certificates	39,729	4.38	433	30,308	3.69	279
Other time deposits	4,574	4.82	55	38,288	5.03	479
Deposits in foreign offices	32,841	4.75	389	20,898	4.59	240

Total interest-bearing deposits	227,522	3.42	1,941	227,964	3.16	1,794
Short-term borrowings	21,066	5.06	265	24,836	4.68	289
Long-term debt	90,931	5.17	1,174	84,486	4.79	1,010

Total interest-bearing liabilities	339,519	3.99	3,380	337,286	3.68	3,093
Portion of noninterest-bearing funding sources	89,659	—	—	85,048	—	—

Total funding sources	$429,178	3.16	3,380	$422,334	2.94	3,093

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.89%	$5,231		4.76%	$5,017

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,655			$12,437
Goodwill	11,435			11,075
Other	50,418			45,610

Total noninterest-earning assets	$73,508			$69,122

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$91,256			$88,917
Other liabilities	25,159			22,835
Stockholders’ equity	46,752			42,418
Noninterest-bearing funding sources used to fund earning assets	(89,659)			(85,048)

Net noninterest-bearing funding sources	$73,508			$69,122

TOTAL ASSETS	$502,686			$491,456

(1)	Our average prime rate was 8.25% and 7.90% for the quarters ended June 30, 2007 and 2006, respectively, and 8.25% and 7.66% for the six months ended June 30, 2007 and 2006, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.36% and 5.21% for the quarters ended June 30, 2007 and 2006, respectively, and 5.36% and 4.99% for the six months ended June 30, 2007 and 2006, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Six months ended June 30						,
2007			2006
		Interest			Interest
Average	Yields/	income/	Average	Yields/	income/
balance	rates	expense	balance	rates	expense

$5,355	5.13%	$136	$5,023	4.40%	$110
4,439	5.17	114	6,018	4.82	144
796	4.29	17	901	4.36	20

3,960	7.40	142	3,059	8.18	120
33,036	6.14	1,000	33,973	5.94	1,007

3,904	6.37	123	6,870	6.58	223

36,940	6.16	1,123	40,843	6.05	1,230
5,433	7.52	202	5,766	7.23	208

47,129	6.39	1,484	50,569	6.28	1,578
34,212	6.48	1,108	45,632	6.21	1,417
829	7.78	32	618	7.13	22

72,505	8.30	2,986	64,104	7.92	2,519
31,166	7.45	1,152	28,813	7.15	1,023
16,144	7.99	640	14,186	7.75	545
5,531	5.84	162	5,432	5.78	157

125,346	7.94	4,940	112,535	7.60	4,244
56,374	7.34	2,066	64,648	7.06	2,270

69,738	8.19	2,833	61,364	7.79	2,370
14,755	14.01	1,033	11,856	13.20	782
53,501	9.76	2,590	49,218	9.48	2,314

194,368	8.82	8,522	187,086	8.32	7,736
7,015	11.78	410	6,110	12.59	383

326,729	8.55	13,872	305,731	8.14	12,363
1,327	5.17	34	1,376	4.80	32

$420,020	8.05	16,780	$414,967	7.59	15,666

$4,905	3.24	79	$4,179	2.52	52
143,071	2.80	1,985	134,205	2.18	1,453
39,125	4.40	854	29,517	3.58	524
6,931	5.03	173	36,020	4.77	852
30,258	4.71	707	18,041	4.41	395

224,290	3.41	3,798	221,962	2.98	3,276
16,308	4.96	401	25,504	4.42	559
89,984	5.16	2,312	83,094	4.64	1,920

330,582	3.97	6,511	330,560	3.51	5,755
89,438	—	—	84,407	—	—

$420,020	3.13	6,511	$414,967	2.79	5,755

	4.92%	$10,269		4.80%	$9,911

$11,758			$12,666
11,355			11,019
49,320			44,719

$72,433			$68,404

$90,020			$87,963
25,316			23,076
46,535			41,772
(89,438)			(84,407)

$72,433			$68,404

$492,453			$483,371

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
Net interest income on a taxable-equivalent basis increased 4% to $5.23 billion in second quarter 2007 from $5.02 billion in second quarter 2006, primarily driven by a 2% growth in average earning assets and a 13 basis point increase in the net interest margin. The net interest margin was 4.89% in second quarter 2007, up from 4.76% in second quarter 2006. After having sold all of our lower-yielding adjustable rate mortgages (ARMs) and securities over a year ago when long-term interest rates were substantially lower than today, we increased our investments in longer-term securities late in second quarter 2007 as long-term interest rates rose, adding approximately $30 billion in securities at attractive yields — substantially higher than the yields at which we sold our lowest-yielding ARMs and long-term securities between mid-2004 and mid-2006. The additional assets are expected to increase net interest income growth, but the higher average earning assets growth is likely to reduce net interest margin in third quarter 2007.
Average earning assets increased $6.9 billion, or 2%, to $429.2 billion in second quarter 2007 from $422.3 billion in second quarter 2006. Average loans increased $31.6 billion, or 11%, to $332.0 billion in second quarter 2007 from $300.4 billion in second quarter 2006. Average mortgages held for sale decreased $15.6 billion to $36.1 billion in second quarter 2007 from $51.7 billion in second quarter 2006. Average debt securities available for sale decreased $8.0 billion to $49.5 billion in second quarter 2007 from $57.5 billion in second quarter 2006.
Average core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 14% from a year ago and funded 91% and 88% of average loans for second quarter 2007 and 2006, respectively. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Some of these foreign deposits were previously swept into non-deposit products. Including only the growth in these funds from the date of conversion to deposits, average core deposits grew 11% year over year. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for second quarter 2007 grew $13.1 billion, or 6%, from a year ago. Average mortgage escrow deposits were $23.4 billion for second quarter 2007, up $5.8 billion from a year ago. Average savings certificates of deposit increased to $39.7 billion in second quarter 2007 from $30.3 billion in second quarter 2006 and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $241.6 billion in second quarter 2007 from $227.4 billion in second quarter 2006. Total average interest-bearing deposits were $227.5 billion in second quarter 2007, flat compared with $228.0 billion in second quarter 2006.

NONINTEREST INCOME

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2007	2006		Change	2007	2006		Change

Service charges on deposit accounts	$740	$665		11%	$1,425	$1,288		11%

Trust and investment fees:
Trust, investment and IRA fees	610	509		20	1,147	1,000		15
Commissions and all other fees	229	166		38	423	338		25

Total trust and investment fees	839	675		24	1,570	1,338		17

Card fees	517	418		24	987	802		23

Other fees:
Cash network fees	50	48		4	95	92		3
Charges and fees on loans	253	249		2	491	491		—
All other fees	335	213		57	563	415		36

Total other fees	638	510		25	1,149	998		15

Mortgage banking:
Servicing income, net	(45)	310		—	171	391		(56)
Net gains on mortgage loan origination/ sales activities	635	359		77	1,130	632		79
All other	99	66		50	178	127		40

Total mortgage banking	689	735		(6)	1,479	1,150		29

Operating leases	187	200		(7)	379	401		(5)
Insurance	432	364		19	831	728		14
Trading assets	260	91		186	525	225		133
Net losses on debt securities available for sale	(42)	(156)		(73)	(11)	(191)		(94)
Net gains from equity investments	242	133		82	339	323		5
All other	193	170		14	453	428		6

Total	$4,695	$3,805		23	$9,126	$7,490		22

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2007, these assets totaled $1.08 trillion, up 29% from $835 billion at June 30, 2006. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of assets under management or administration. The increase in these fees in second quarter 2007 from a year ago was due to continued growth across all trust and investment management businesses.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. At June 30, 2007 and 2006, brokerage balances were $126 billion and $105 billion, respectively. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. In addition, we receive fees and commissions from private equity and public debt issuances, and merger and acquisition advisory services, which accounted for the majority of the increase in fees in second quarter 2007 from a year ago.

Card fees increased 24% from second quarter 2006, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on these cards was up 18% from a year ago and average balances were up 21%.
Other fees increased 25% from second quarter 2006, primarily due to higher advisory fees from real estate debt and equity transactions in our commercial real estate brokerage business.
Mortgage banking noninterest income was $689 million in second quarter 2007, compared with $735 million in the same period of 2006. Servicing fees, included in net servicing income, increased to $1.01 billion in second quarter 2007 from $820 million in second quarter 2006, due to growth in loans serviced for others. Our portfolio of loans serviced for others was $1.35 trillion at June 30, 2007, up 32% from $1.02 trillion at June 30, 2006. Servicing income also includes both changes in the fair value of mortgage servicing rights (MSRs) during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for second quarter 2007 included a $225 million net MSRs valuation loss that was recorded to earnings ($2.01 billion fair value gain less a $2.24 billion economic hedging loss) and for second quarter 2006 included a $17 million net MSRs valuation gain ($550 million fair value gain less a $533 million economic hedging loss).
Net gains on mortgage loan origination/sales activities were $635 million in second quarter 2007, up from $359 million in second quarter 2006, reflecting higher gain on sale margins during the second quarter and a $135 million increase in the fair value of servicing associated with mortgage loans held for sale. Residential real estate originations totaled $80 billion in second quarter 2007 compared with $81 billion in second quarter 2006. Under FAS 159 we elected in 2007 to account for new prime mortgages held for sale (MHFS) at fair value. These loans are initially measured at fair value, with subsequent changes in fair value recognized as a component of net gains on mortgage loan origination/sales activities. Prior to the adoption of FAS 159, these fair value gains would have been deferred until the sale of these loans. (For additional detail, see “Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate Risk,” and Notes 1 (Significant Accounting Policies), 15 (Mortgage Banking Activities) and 16 (Fair Values of Assets and Liabilities) to Financial Statements.) The 1-4 family first mortgage unclosed pipeline was $56 billion at June 30, 2007, $48 billion at December 31, 2006, and $63 billion at June 30, 2006.
Insurance fees were up 19% from second quarter 2006, due to growth in our insurance business and increases in premiums for insurance products, including crop insurance premiums.
Income from trading assets was $260 million and $525 million in the second quarter and first half of 2007, respectively, compared with $91 million and $225 million in the same periods of 2006, due to higher capital markets income. Net losses on debt securities available for sale of $42 million in second quarter 2007 and $156 million in second quarter 2006 were primarily due to sales of lower-yielding securities to further improve long-term earning asset yields. Net losses on debt securities available for sale were $11 million and $191 million for the first half of 2007 and 2006, respectively. Net gains from equity investments were $242 million and $339 million in the second quarter and first half of 2007, respectively, and $133 million and $323 million in the same periods of 2006.
We routinely review our investment portfolios and recognize impairment write-downs based primarily on fair market value, issuer-specific factors and results, and our intent to hold such securities. We also consider general economic and market conditions, including industries in which venture capital investments are made, and adverse changes affecting the availability of venture capital. We determine impairment based on all of the information available at the time of the assessment with particular focus on the severity and duration of specific security impairments, but new information or economic developments in the future could result in recognition of additional impairment.
NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2007	2006		Change	2007	2006		Change

Salaries	$1,907	$1,754		9%	$3,774	$3,426		10%
Incentive compensation	900	714		26	1,642	1,382		19
Employee benefits	581	487		19	1,246	1,076		16
Equipment	292	284		3	629	619		2
Net occupancy	369	345		7	734	681		8
Operating leases	148	157		(6)	301	318		(5)
Outside professional services	235	236		—	427	429		—
Contract services	113	139		(19)	231	271		(15)
Travel and entertainment	118	139		(15)	227	269		(16)
Advertising and promotion	113	125		(10)	204	231		(12)
Outside data processing	121	109		11	232	213		9
Postage	85	79		8	172	160		8
Telecommunications	81	73		11	162	143		13
Insurance	148	99		49	276	175		58
Stationery and supplies	52	55		(5)	105	106		(1)
Operating losses	57	45		27	144	107		35
Security	44	44		—	87	87		—
Core deposit intangibles	27	28		(4)	53	57		(7)
All other	336	264		27	607	500		21

Total	$5,727	$5,176		11	$11,253	$10,250		10

Noninterest expense for second quarter 2007 increased 11% from the prior year, substantially due to higher personnel costs, reflecting a 3% increase in team members (full-time equivalents, largely sales and service professionals), normal merit increases, and higher sales commissions in the insurance, wealth management, and real estate brokerage businesses, all of which had very strong revenue growth from second quarter 2006. In the last 12 months, we opened 99 banking stores, including 21 stores this quarter, and added 4,400 full-time equivalent (FTE) team members, largely sales and service professionals. Expenses also included stock option expense of $33 million and $83 million in the second quarter and first half of 2007, respectively, compared with $28 million and $80 million in the same periods of 2006. In addition, expenses included $120 million and $212 million in the second quarter and first half of 2007, respectively, in origination costs that, prior to the adoption of FAS 159, would have been deferred and recognized as a reduction of net gains on mortgage loan origination/sales activities at the time of sale.

INCOME TAX EXPENSE
On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion related to tax benefits that, if recognized, would impact the annual effective tax rate. Our effective income tax rate was 33.8 % for second quarter 2007, down from 34.3% for second quarter 2006. For the first half of 2007, our effective tax rate was 31.9%, down from 34.1% for the first half of 2006, primarily reflecting the resolution of certain outstanding federal income tax matters in first quarter 2007. (See Note 11 (Income Taxes) to Financial Statements.) We expect that FIN 48 will cause more volatility in our effective tax rate from quarter to quarter as we are now required to recognize tax positions in our financial statements based on the probability that such positions will effectively be sustained by taxing authorities, and to reassess those positions each quarter based on our evaluation of new information.
OPERATING SEGMENT RESULTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 13 (Operating Segments) to Financial Statements. To reflect a change in the allocation of income taxes for management reporting adopted in second quarter 2007, results for prior periods have been revised.
Community Banking’s net income increased 14% to $1.55 billion in second quarter 2007 from $1.36 billion in second quarter 2006, due to fee revenue growth in retail banking and investment income. Net income increased 20% to $3.11 billion in the first half of 2007 from $2.59 billion in the first half of 2006. Revenue was $6.33 billion in second quarter 2007, up 11% from $5.72 billion in second quarter 2006. Average loans were $186.6 billion in second quarter 2007, up 7% from a year ago. Core deposits averaged $250.9 billion in second quarter 2007, up 8% over the prior year. Noninterest income in second quarter 2007 increased $633 million, or 26%, from $2.40 billion in second quarter 2006, largely due to higher revenue related to brokerage, deposit service charges, consumer loans, cards and investments. Noninterest income for the first half of 2007 increased $1.34 billion from the same period of 2006. Noninterest expense increased $182 million and $435 million in the second quarter and first half of 2007, respectively, from the same periods in 2006, due to growth in personnel expenses.
Wholesale Banking’s net income increased 13% to $570 million in second quarter 2007 from $506 million in second quarter 2006. Net income increased 13% to $1.15 billion in the first half of 2007 from $1.02 billion in the first half of 2006. Revenue was $2.15 billion in second quarter 2007, up 20% from $1.79 billion in second quarter 2006, driven by strong loan and deposit growth and higher fee income. Net interest income increased 15% to $814 million in second quarter 2007 from $706 million in second quarter 2006. Average loans increased 16% and average core deposits grew 55% from second quarter 2006, with double-digit increases across nearly all wholesale lending businesses. Noninterest income for the second quarter and first half of 2007 increased by $251 million and $420 million, respectively, from the same periods in 2006, due to higher commercial real estate brokerage fees, along with year-over-year increases in capital markets activity, trust and investment income and insurance revenue. Noninterest expense increased 25% to $1.27 billion and 20% to $2.41 billion in the second quarter and first half of 2007, respectively, from the same periods in 2006, due to higher personnel-related costs, including additional team members and higher incentive expenses, and expenses related to higher sales volumes, investments in new offices and businesses, and acquisitions completed in the second half of 2006.
Wells Fargo Financial’s net income decreased 31% to $156 million in second quarter 2007 from $226 million in second quarter 2006. For the first half of 2007, net income was $268 million, compared with $503 million for the same period a year ago, which included a first quarter 2006 $127 million pre-tax gain on the sale of Island Finance’s operations in Puerto Rico. Total revenue rose 10% in second quarter 2007, reaching $1.41 billion, compared with $1.28 billion in second quarter 2006, due to an increase in net interest income from continued growth in the real estate and auto loan portfolios. Net interest income increased $126 million, or 13%, to $1.08 billion in second quarter 2007 from $957 million in second quarter 2006, due to growth in average loans. Average real estate secured receivables increased 23% to $24.8 billion and average auto finance receivables rose 13% to $27.7 billion from second quarter 2006. Noninterest expense increased 18% to $791 million in second quarter 2007, largely due to the additional collection capacity added in 2006 in auto, along with higher collection and repossession costs and mortgage insurance premiums.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt securities. At June 30, 2007, we held $71.3 billion of debt securities available for sale, compared with $41.8 billion at December 31, 2006, with a net unrealized loss of $131 million and net unrealized gain of $722 million for the same periods, respectively. We also held $919 million of marketable equity securities available for sale at June 30, 2007, and $796 million at December 31, 2006, with net unrealized gains of $222 million and $204 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 6.6 years at June 30, 2007. Since 85% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale portfolio are shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2007	$60.6	$(.2)	5.8 yrs.
At June 30, 2007, assuming a 200 basis point:
Increase in interest rates	54.7	(6.1)	8.0 yrs.
Decrease in interest rates	63.1	2.3	1.4 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements for securities available for sale by security type.
LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance – Net Interest Income” on page 10 and a comparative schedule of average loan balances is included in the table on page 8; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements.
Total loans at June 30, 2007, were $342.8 billion, compared with $300.6 billion at June 30, 2006. Consumer loans increased to $202.8 billion at June 30, 2007, from $178.8 billion a year ago. Commercial and commercial real estate loans increased $17.1 billion, or 15%, from $115.4 billion a year ago. Mortgages held for sale decreased to $34.6 billion at June 30, 2007, from $39.7 billion a year ago.

DEPOSITS

	June 30	,	December 31	,	June 30	,
(in millions)	2007		2006		2006

Noninterest-bearing	$89,809		$89,119		$89,448
Interest-bearing checking	3,795		3,540		3,399
Market rate and other savings	147,281		140,283		135,955
Savings certificates	40,271		37,282		31,625
Foreign deposits (1)	19,446		17,844		7,923

Core deposits	300,602		288,068		268,350
Other time deposits	3,130		13,819		46,331
Other foreign deposits	21,011		8,356		11,771

Total deposits	$324,743		$310,243		$326,452

(1)	During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. We include Eurodollar sweep balances in total core deposits.
Average core deposits increased $36.4 billion, or 14%, to $300.5 billion in second quarter 2007 from second quarter 2006, predominantly due to growth in market rate and other savings, and savings certificates, along with growth in foreign deposits. Included in average core deposits were converted balances of $9,888 million, $8,888 million and $2,771 million for the quarters ended June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Average core deposits increased 11% from second quarter 2006 not including the converted foreign balances.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different than the full contract or notional amount of the transaction. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2006 Form 10-K and Note 18 (Guarantees) to Financial Statements in this Report.
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
NONACCRUAL LOANS AND OTHER ASSETS

	June 30 ,	Dec. 31 ,	June 30 ,
(in millions)	2007	2006	2006

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$395	$331	$253
Other real estate mortgage	129	105	137
Real estate construction	81	78	31
Lease financing	29	29	26

Total commercial and commercial real estate	634	543	447
Consumer:
Real estate 1-4 family first mortgage (1)	663	688	585
Real estate 1-4 family junior lien mortgage	228	212	179
Other revolving credit and installment	155	180	139

Total consumer	1,046	1,080	903
Foreign	53	43	45

Total nonaccrual loans (2)	1,733	1,666	1,395
As a percentage of total loans	0.51%	0.52%	0.46%

Foreclosed assets:
GNMA loans (3)	423	322	238
Other	554	423	275
Real estate and other nonaccrual investments (4)	5	5	9

Total nonaccrual loans and other assets	$2,715	$2,416	$1,917

As a percentage of total loans	0.79%	0.76%	0.64%

(1)	Includes nonaccrual mortgages held for sale.

(2)	Includes impaired loans of $276 million, $230 million and $138 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K for further information on impaired loans.

(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.

(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
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
The total of loans 90 days or more past due and still accruing was $4,994 million, $5,073 million and $3,343 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The total included $3,908 million, $3,913 million and $2,526 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$21		$15		$11
Other real estate mortgage	2		3		2
Real estate construction	4		3		10

Total commercial and commercial real estate	27		21		23
Consumer:
Real estate 1-4 family first mortgage (1)	179		154		107
Real estate 1-4 family junior lien mortgage	76		63		39
Credit card	253		262		181
Other revolving credit and installment	515		616		431

Total consumer	1,023		1,095		758
Foreign	36		44		36

Total	$1,086		$1,160		$817

(1)	Includes mortgages held for sale 90 days or more past due and still accruing.
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
Home equity losses remained at higher levels during second quarter 2007 as real estate values remained weak in certain markets. We expect this trend to continue during the last half of 2007. Because of our responsible lending and risk management practices, we have not faced many of the issues others have in the mortgage industry. First, we have not retained any credit interest in any prime and nonprime securitizations. Second, we do not originate any negative amortizing mortgages, including option adjustable-rate mortgages. Third, we have minimal ARM reset risk across our loan portfolios. Finally, we do not portfolio any nonprime no-documentation mortgages or nonprime low-documentation mortgages.
Credit quality in Wells Fargo Financial’s real estate-secured lending business has not experienced the level of credit degradation that many nonprime lenders have because of our disciplined underwriting practices. We endeavor to ensure that there is a tangible benefit to the borrower before we make a loan. The recent guidance issued by the federal financial regulatory agencies in June 2007, Statement on Subprime Mortgage Lending, which addresses issues relating to certain ARM products, will not have a significant impact on Wells Fargo Financial’s operations, since many of those guidelines have long been part of our normal business practices. Additionally, we have been proactive in mitigating the credit risk in this portfolio by obtaining private mortgage insurance on a significant portion of our higher loan-to-value loans.
We continued to see improvement in the credit performance of our $28 billion auto portfolio. While the impact of enhancements to operational controls and the tightening of account acquisition strategies have had a positive impact on the performance of this portfolio, we expect higher credit losses as the auto lending industry typically experiences seasonal declines in credit performance in the last half of the year.
We consider the allowance for credit losses of $4.01 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2007. Given that the majority of our loan portfolio is consumer loans, for which losses tend to emerge within a relatively short, predictable timeframe, and that a significant portion of the allowance for credit losses is related to estimated credit losses associated with consumer loans, management believes that the provision for credit losses for consumer loans, absent any significant credit event, will closely track the level of related net charge-offs. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2006 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K.
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
Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the value of MSRs, the value of the pension liability and other items affecting earnings.
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve.
For example, as of June 30, 2007, our most recent simulation indicated estimated earnings at risk of less than 5% of our most likely earnings plan over the next 12 months under a scenario in which the federal funds rate rises 150 basis points to 6.75% and the Constant Maturity Treasury bond yield rises 200 basis points to 7.00% over the same 12-month period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of June 30, 2007, and December 31, 2006, are presented in Note 20 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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
While credit and liquidity risks have historically been relatively low for mortgage banking activities, interest rate risk can be substantial. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value, the value of mortgages held for sale (MHFS) carried at fair value and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of MSRs and MHFS, and the value of derivative loan commitments extended to mortgage applicants.
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
Under FAS 159, which we adopted January 1, 2007, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
Under FAS 156, which we adopted January 1, 2006, we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
A decline in interest rates increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose to not fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” In a rising rate period, if the MSRs are not fully hedged with free-standing derivatives, the change in the fair value of the MSRs that can be recaptured into income will typically – although not always – exceed the losses on any free-standing derivatives hedging the MSRs. In second quarter 2007, the increase in the fair value of our MSRs and the losses on free-standing derivatives used to hedge the MSRs resulted in a net loss of $225 million.
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

The total carrying value of our residential and commercial MSRs was $19.2 billion at June 30, 2007, and $18.0 billion at December 31, 2006. The weighted-average note rate on the owned servicing portfolio was 5.95% at June 30, 2007, and 5.92% at December 31, 2006. Our total MSRs were 1.42% of mortgage loans serviced for others at June 30, 2007, compared with 1.41% at December 31, 2006.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. We record no value for the loan commitment at inception. Subsequent to inception, we recognize the fair value of the derivative loan commitment based on estimated changes in the fair value of the underlying loan that would result from the exercise of that commitment and on changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time.
Outstanding derivative loan commitments expose us to the risk that the price of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize forwards and options, Eurodollar futures, and Treasury futures, forwards and options contracts as economic hedges against the potential decreases in the values of the loans that could result from the exercise of the loan commitments. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments.
Market Risk – Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2007, and December 31, 2006, are included in Note 20 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout second quarter 2007 was $10 million, with a lower bound of $9 million and an upper bound of $12 million.
Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1.86 billion at June 30, 2007, and $1.67 billion at December 31, 2006.
We also have marketable equity securities in the available for sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $919 million and cost was $697 million at June 30, 2007, and $796 million and $592 million, respectively, at December 31, 2006.
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
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings. Moody’s Investors Service rates Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rates the Company’s senior debt as “Aa1.” Dominion Bond Rating Service rates the Company’s senior debt as “AA.” In February 2007, Standard & Poor’s Ratings Services raised Wells Fargo Bank, N.A.’s credit rating to “AAA” from “AA+,” and raised the Company’s senior debt rating to “AA+” from “AA.” Wells Fargo Bank, N.A. is now the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. However, the Parent’s ability to issue debt and other securities under a registration statement filed with the SEC under these new rules is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $25 billion in outstanding short-term debt and $95 billion in outstanding long-term debt, subject to a total outstanding debt limit of $110 billion. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. During the first half of 2007, the Parent issued a total of $11.6 billion of registered senior notes, including $1.5 billion (denominated in pounds sterling) sold primarily in the United Kingdom. The Parent also issued $1.0 billion in junior subordinated debt in connection with the issuance of trust preferred securities by a statutory business trust formed by the Parent. Also, during the first half of 2007, the Parent issued $413 million in private placements (denominated in Australian dollars) under the Parent’s Australian debt issuance program. We used the proceeds from securities issued in the first half of 2007 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $20 billion in outstanding short-term debt and $40 billion in outstanding long-term debt. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $20 billion in outstanding short-term senior notes and $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the first half of 2007, Wells Fargo Bank, N.A. issued $10.7 billion in short-term senior notes.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the Canadian provincial securities exchanges CAD$7.0 billion of issuance authority. WFFI did not issue any debt in the first half of 2007. During the first half of 2007, WFFCC issued CAD$700 million in senior notes. At June 30, 2007, the remaining issuance capacity for WFFCC was CAD$4.7 billion.
CAPITAL MANAGEMENT
We have an active program for managing stockholder capital. We use capital to fund organic growth, acquire banks and other financial services companies, pay dividends and repurchase our shares. Our objective is to produce above market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when the costs of doing so are perceived to be low.
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
Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Securities Exchange Act of 1934 (Exchange Act) including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.
In 2006, the Board authorized the repurchase of up to 50 million additional shares of our outstanding common stock. In March 2007, the Board authorized the repurchase of up to 75 million additional shares of our common stock. During the first half of 2007, we repurchased approximately 77 million shares of our common stock. We issued approximately 18 million shares of common stock in June 2007 in connection with the acquisition of Placer Sierra Bancshares. At June 30, 2007, the total remaining common stock repurchase authority was approximately 60 million shares. (For additional information regarding second quarter 2007 share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)

On August 6, 2007, the Board authorized the repurchase of an additional 50 million shares. We expect to complete the acquisition of Greater Bay Bancorp in fourth quarter 2007 with the issuance of approximately 45 million shares of our common stock. In July 2007, the Board authorized a quarterly common stock dividend of 31 cents per share, an increase of 3 cents per share, or 11%, from the prior quarter.
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first half of 2007, retained earnings increased $2.4 billion, predominantly resulting from net income of $4.5 billion, less dividends of $1.9 billion. In the first half of 2007, we issued $1.2 billion of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.
At June 30, 2007, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements.

RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. This Report contains forward-looking statements that:
•	we believe our nonperforming loan portfolio has relatively low loss potential due to the high percentage of consumer real estate and auto-secured loans where we take an initial write-down, if applicable, as the loan is transferred to nonperforming status;
•	we do not expect the adoption of SOP 07-1 to have a material effect on our consolidated financial statements;
•	we expect the growth in earning assets in second quarter 2007 is likely to increase net interest income growth, but reduce net interest margin, in third quarter 2007;
•	we expect FIN 48 will cause more volatility in our effective tax rate from quarter to quarter;
•	we expect the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	we expect home equity losses to remain at higher levels during the last half of 2007;
•	we believe the recent guidance issued by federal financial regulatory agencies for nonprime mortgage lending will not have a significant impact on Wells Fargo Financial’s operations;
•	we expect higher credit losses in the auto loan portfolio due to seasonal declines in credit performance typically experienced by the auto lending industry in the last half of the year;
•	we believe the provision for credit losses for consumer loans, absent a significant credit event, will closely follow the level of related net charge-offs;
•	we believe the election to measure new prime mortgages held for sale and other interests held at fair value will reduce certain timing differences and better match changes in the value of these interests with changes in the value of derivatives used to hedge these interests;
•	we expect changes in the fair value of derivative financial instruments used to hedge derivative loan commitments will fully or partially offset changes in the fair value of such commitments;
•	we expect to use the proceeds of securities issued in the future for general corporate purposes;
•	we expect to complete the acquisition of Greater Bay Bancorp in fourth quarter 2007 with the issuance of approximately 45 million shares of our common stock;
•	we expect to complete two pending business combination transactions in the last half of 2007;
•	we do not expect to make a contribution to the Cash Balance Plan in 2007;
•	we expect to recover our affordable housing investments over time through realization of federal low-income housing tax credits;
•	we do not expect the amount of any additional consideration that may be payable in connection with previous acquisitions to be material; and

•	we expect $28 million of deferred net gains on derivatives in other comprehensive income at June 30, 2007, will be reclassified as earnings in the next 12 months.
This Report also includes various statements about the estimated impact on our earnings from simulated changes in interest rates.
Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to sell more products to our existing customers;
•	decreased demand for our products and services because of an economic slowdown;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs because of changes in interest rates or hedging activities;
•	reduced liquidity and value of certain asset classes, such as mortgage loans, due to volatility and risk aversion in the secondary markets;
•	reduced earnings due to higher credit losses generally and specifically because:
o	losses in our consumer auto loan portfolio remain at or above historic levels notwithstanding our collections and underwriting efforts; and/or
o	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to declining home values, increasing interest rates, increasing unemployment or other economic factors;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	federal and state regulations, including those relating to nonprime and student lending activities;
•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2006 Form 10-K, including “Risk Factors,” for information about these factors. Refer also to this Report, including the discussion under “Risk Management” in the Financial Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2006 Form 10-K.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
Internal Control Over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)	2007	2006		2007	2006

INTEREST INCOME
Trading assets	$47	$65		$100	$134
Securities available for sale	752	875		1,438	1,538
Mortgages held for sale	578	808		1,108	1,417
Loans held for sale	17	11		32	22
Loans	7,100	6,245		13,864	12,355
Other interest income	79	73		170	143

Total interest income	8,573	8,077		16,712	15,609

INTEREST EXPENSE
Deposits	1,941	1,794		3,798	3,276
Short-term borrowings	265	289		401	559
Long-term debt	1,171	1,010		2,307	1,920

Total interest expense	3,377	3,093		6,506	5,755

NET INTEREST INCOME	5,196	4,984		10,206	9,854
Provision for credit losses	720	432		1,435	865

Net interest income after provision for credit losses	4,476	4,552		8,771	8,989

NONINTEREST INCOME
Service charges on deposit accounts	740	665		1,425	1,288
Trust and investment fees	839	675		1,570	1,338
Card fees	517	418		987	802
Other fees	638	510		1,149	998
Mortgage banking	689	735		1,479	1,150
Operating leases	187	200		379	401
Insurance	432	364		831	728
Net losses on debt securities available for sale	(42)	(156)		(11)	(191)
Net gains from equity investments	242	133		339	323
Other	453	261		978	653

Total noninterest income	4,695	3,805		9,126	7,490

NONINTEREST EXPENSE
Salaries	1,907	1,754		3,774	3,426
Incentive compensation	900	714		1,642	1,382
Employee benefits	581	487		1,246	1,076
Equipment	292	284		629	619
Net occupancy	369	345		734	681
Operating leases	148	157		301	318
Other	1,530	1,435		2,927	2,748

Total noninterest expense	5,727	5,176		11,253	10,250

INCOME BEFORE INCOME TAX EXPENSE	3,444	3,181		6,644	6,229
Income tax expense	1,165	1,092		2,121	2,122

NET INCOME	$2,279	$2,089		$4,523	$4,107

EARNINGS PER COMMON SHARE	$0.68	$0.62		$1.34	$1.22
DILUTED EARNINGS PER COMMON SHARE	$0.67	$0.61		$1.33	$1.21
DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.54		$0.56	$0.80
Average common shares outstanding	3,351.2	3,363.8		3,363.5	3,360.9
Diluted average common shares outstanding	3,389.3	3,404.4		3,402.5	3,400.1

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2007	2006	2006

ASSETS
Cash and due from banks	$12,714	$15,028	$14,069
Federal funds sold, securities purchased under resale agreements and other short-term investments	5,163	6,078	5,367
Trading assets	7,289	5,607	7,344
Securities available for sale	72,179	42,629	71,420
Mortgages held for sale (includes $30,175 million carried at fair value at June 30, 2007)	34,580	33,097	39,714
Loans held for sale	887	721	594
Loans	342,800	319,116	300,622
Allowance for loan losses	(3,820)	(3,764)	(3,851)

Net loans	338,980	315,352	296,771

Mortgage servicing rights:
Measured at fair value (residential MSRs)	18,733	17,591	15,650
Amortized	418	377	175
Premises and equipment, net	4,973	4,698	4,529
Goodwill	11,983	11,275	11,091
Other assets	31,966	29,543	32,792

Total assets	$539,865	$481,996	$499,516

LIABILITIES
Noninterest-bearing deposits	$89,809	$89,119	$89,448
Interest-bearing deposits	234,934	221,124	237,004

Total deposits	324,743	310,243	326,452
Short-term borrowings	40,838	12,829	13,619
Accrued expenses and other liabilities	33,153	25,903	33,794
Long-term debt	93,830	87,145	83,757

Total liabilities	492,564	436,120	457,622

STOCKHOLDERS’ EQUITY
Preferred stock	637	384	548
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	8,027	7,739	7,562
Retained earnings	37,665	35,277	31,964
Cumulative other comprehensive income (loss)	(236)	302	155
Treasury stock — 110,551,965 shares, 95,612,189 shares and 110,979,842 shares	(3,898)	(3,203)	(3,537)
Unearned ESOP shares	(682)	(411)	(586)

Total stockholders’ equity	47,301	45,876	41,894

Total liabilities and stockholders’ equity	$539,865	$481,996	$499,516

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders'
(in millions, except shares)	common shares	stock	stock	capital	earnings	income (loss)	stock	shares	equity

BALANCE DECEMBER 31, 2005	3,355,166,064	$325	$5,788	$7,040	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	3,355,166,064	325	5,788	7,040	30,681	665	(3,390)	(348)	40,761

Comprehensive income:
Net income					4,107				4,107
Other comprehensive income, net of tax:
Translation adjustments						4			4
Minimum pension liability adjustment						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $7 million of net losses included in net income						(592)			(592)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $187 million of net gains on cash flow hedges included in net income						81			81

Total comprehensive income									3,597
Common stock issued	37,470,628			(32)	(132)		1,095		931
Common stock repurchased	(36,721,484)						(1,185)		(1,185)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(14)				205	191
Preferred stock (191,684) converted to common shares	5,867,000	(191)		18			173		—
Common stock dividends					(2,692)				(2,692)
Tax benefit upon exercise of stock options				106					106
Stock option compensation expense				80					80
Net change in deferred compensation and related plans				27			(19)		8
Reclassification of share-based plans				308			(211)		97

Net change	6,616,144	223	—	522	1,283	(510)	(147)	(238)	1,133

BALANCE JUNE 30, 2006	3,361,782,208	$548	$5,788	$7,562	$31,964	$155	$(3,537)	$(586)	$41,894

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,277	$302	$(3,203)	$(411)	$45,876

Cumulative effect of adoption of FSP 13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,206	302	(3,203)	(411)	45,805

Comprehensive income:
Net income					4,523				4,523
Other comprehensive income, net of tax:
Translation adjustments						12			12
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $16 million of net gains included in net income						(533)			(533)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $50 million of net gains on cash flow hedges included in net income						(29)			(29)
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						12			12

Total comprehensive income									3,985
Common stock issued	38,031,618			(49)	(179)		1,223		995
Common stock issued for acquisitions	17,705,418			65			581		646
Common stock repurchased	(77,290,465)						(2,689)		(2,689)
Preferred stock (484,000) issued to ESOP		484		34				(518)	--
Preferred stock released to ESOP				(16)				247	231
Preferred stock (230,335) converted to common shares	6,613,653	(231)		15			216		--
Common stock dividends					(1,885)				(1,885)
Tax benefit upon exercise of stock options				127					127
Stock option compensation expense				83					83
Net change in deferred compensation and related plans				29			(26)		3

Net change	(14,939,776)	253	—	288	2,459	(538)	(695)	(271)	1,496

BALANCE JUNE 30, 2007	3,362,210,085	$637	$5,788	$8,027	$37,665	$(236)	$(3,898)	$(682)	$47,301

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,
(in millions)	2007	2006

Cash flows from operating activities:
Net income	$4,523	$4,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,435	865
Changes in fair value of MSRs (residential) and MHFS carried at fair value	(528)	(74)
Depreciation and amortization	764	1,274
Other net gains	(1,451)	(772)
Preferred shares released to ESOP	231	191
Stock option compensation expense	83	80
Excess tax benefits related to stock option payments	(117)	(106)
Originations of MHFS	(121,669)	(117,806)
Proceeds from sales of and principal collected on mortgages originated for sale	119,405	114,179
Net change in:
Trading assets	(1,682)	3,580
Loans originated for sale	(161)	18
Deferred income taxes	459	483
Accrued interest receivable	(259)	(115)
Accrued interest payable	(90)	278
Other assets, net	321	3,095
Other accrued expenses and liabilities, net	7,660	10,966

Net cash provided by operating activities	8,924	20,243

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	922	(6)
Securities available for sale:
Sales proceeds	8,363	26,330
Prepayments and maturities	4,601	2,983
Purchases	(43,162)	(60,351)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(17,430)	(17,878)
Proceeds from sales (including participations) of loans by banking subsidiaries	1,640	34,832
Purchases (including participations) of loans by banking subsidiaries	(2,679)	(2,981)
Principal collected on nonbank entities’ loans	11,711	11,842
Loans originated by nonbank entities	(13,171)	(13,215)
Net cash paid for acquisitions	(2,825)	(332)
Proceeds from sales of foreclosed assets	677	253
Other changes in MSRs	(812)	(1,748)
Other, net	(2,222)	(3,998)

Net cash used by investing activities	(54,387)	(24,269)

Cash flows from financing activities:
Net change in:
Deposits	12,741	11,772
Short-term borrowings	27,869	(10,319)
Long-term debt:
Proceeds from issuance	14,905	11,924
Repayment	(8,643)	(7,959)
Common stock:
Proceeds from issuance	995	931
Repurchased	(2,689)	(1,185)
Cash dividends paid	(1,885)	(2,692)
Excess tax benefits related to stock option payments	117	106
Other, net	(261)	120

Net cash provided by financing activities	43,149	2,698

Net change in cash and due from banks	(2,314)	(1,328)
Cash and due from banks at beginning of period	15,028	15,397

Cash and due from banks at end of period	$12,714	$14,069

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,596	$5,477
Income taxes	1,646	959
Noncash investing and financing activities:
Transfers from loans to MHFS	$—	$30,164
Transfers from MHFS to loans	1,514	—
Transfers from loans to foreclosed assets	1,225	795

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
On January 1, 2007, we adopted the following new accounting pronouncements:
•	FIN 48 – Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109;

•	FSP 13-2 – FASB Staff Position 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction;

•	FAS 155 – Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140;

•	FAS 157, Fair Value Measurements; and

•	FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.
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
In addition, other MHFS (predominantly nonprime loans and commercial mortgages) are carried at the lower of cost or market value. For these MHFS, direct loan origination costs and fees are deferred at origination of the loans and recognized in mortgage banking noninterest income upon sale of the loan. Gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income.
INCOME TAXES
We file a consolidated federal income tax return and, in certain states, combined state tax returns.
We account for income taxes in accordance with FAS 109, Accounting for Income Taxes, as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Foreign taxes paid are generally applied as credits to reduce federal income taxes payable. Interest and penalties are recognized as a component of income tax expense.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
Transactions completed in the first half of 2007 were:

(in millions)	Date	Assets

Placer Sierra Bancshares, Sacramento, California	June 1	$2,644
Certain assets of The CIT Group/Equipment Financing, Inc., Tempe, Arizona	June 29	2,888

		$5,532

At June 30, 2007, we had two pending business combinations with assets of approximately $7.4 billion. We expect to complete these transactions in the last half of 2007.
3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2007		2006		2006

Federal funds sold and securities purchased under resale agreements	$3,868		$5,024		$3,744
Interest-earning deposits	459		413		869
Other short-term investments	836		641		754

Total	$5,163		$6,078		$5,367

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	June 30, 2007		Dec. 31, 2006		June 30, 2006
		Fair		Fair		Fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$873	$859	$774	$768	$929	$912
Securities of U.S. states and political subdivisions	5,044	5,132	3,387	3,530	2,909	2,988
Mortgage-backed securities:
Federal agencies	57,101	56,893	26,981	27,463	51,960	51,543
Private collateralized mortgage obligations (1)	3,756	3,755	3,989	4,046	8,033	8,096

Total mortgage-backed securities	60,857	60,648	30,970	31,509	59,993	59,639
Other	4,617	4,621	5,980	6,026	7,080	7,081

Total debt securities	71,391	71,260	41,111	41,833	70,911	70,620
Marketable equity securities	697	919	592	796	558	800

Total	$72,088	$72,179	$41,703	$42,629	$71,469	$71,420

(1)	Substantially all of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the net unrealized gains (losses) on securities available for sale. The net unrealized gains (losses) on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	June 30	,	Dec. 31	,	June 30 ,
(in millions)	2007		2006		2006

Gross unrealized gains	$568		$987		$652
Gross unrealized losses	(477)		(61)		(701)

Net unrealized gains (losses)	$91		$926		$(49)

The following table shows the net realized gains (losses) on the sales of securities from the securities available for sale portfolio, including marketable equity securities.

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2007	2006	2007	2006

Gross realized gains	$21	$76	$80	$247
Gross realized losses (1)	(47)	(173)	(54)	(258)

Net realized gains (losses)	$(26)	$(97)	$26	$(11)

(1)	Includes other-than-temporary impairment of $4 million for the first half of 2007 and $13 million for both the second quarter and first half of 2006. No other-than-temporary impairment was recorded in second quarter 2007.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,195 million, $3,113 million and $3,499 million, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$77,560		$70,404		$66,014
Other real estate mortgage	32,336		30,112		29,281
Real estate construction	16,552		15,935		14,764
Lease financing	5,979		5,614		5,301

Total commercial and commercial real estate	132,427		122,065		115,360
Consumer:
Real estate 1-4 family first mortgage	61,177		53,228		50,491
Real estate 1-4 family junior lien mortgage	72,398		68,926		64,727
Credit card	15,567		14,697		12,387
Other revolving credit and installment	53,701		53,534		51,236

Total consumer	202,843		190,385		178,841
Foreign	7,530		6,666		6,421

Total loans	$342,800		$319,116		$300,622

The recorded investment in impaired loans and the methodology used to measure impairment was:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2007		2006		2006

Impairment measurement based on:
Collateral value method	$140		$122		$101
Discounted cash flow method	136		108		37

Total (1)	$276		$230		$138

(1)	Includes $165 million, $146 million and $47 million of impaired loans with a related allowance of $26 million, $29 million and $12 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
The average recorded investment in impaired loans was $255 million and $137 million during second quarter 2007 and 2006, respectively, and $253 million and $150 million in the first half of 2007 and 2006, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2007	2006	2007	2006

Balance, beginning of period	$3,965	$4,025	$3,964	$4,057
Provision for credit losses	720	432	1,435	865
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(127)	(93)	(253)	(172)
Other real estate mortgage	(1)	(1)	(2)	(2)
Real estate construction	(2)	—	(2)	—
Lease financing	(9)	(7)	(16)	(16)

Total commercial and commercial real estate	(139)	(101)	(273)	(190)
Consumer:
Real estate 1-4 family first mortgage	(25)	(22)	(49)	(51)
Real estate 1-4 family junior lien mortgage	(107)	(28)	(190)	(62)
Credit card	(191)	(113)	(374)	(218)
Other revolving credit and installment	(434)	(349)	(908)	(671)

Total consumer	(757)	(512)	(1,521)	(1,002)
Foreign	(64)	(74)	(126)	(148)

Total loan charge-offs	(960)	(687)	(1,920)	(1,340)

Loan recoveries:
Commercial and commercial real estate:
Commercial	25	31	49	58
Other real estate mortgage	3	5	5	6
Real estate construction	—	1	1	2
Lease financing	4	6	9	12

Total commercial and commercial real estate	32	43	64	78
Consumer:
Real estate 1-4 family first mortgage	6	9	12	12
Real estate 1-4 family junior lien mortgage	16	10	25	18
Credit card	30	25	61	49
Other revolving credit and installment	139	148	288	277

Total consumer	191	192	386	356
Foreign	17	20	35	41

Total loan recoveries	240	255	485	475

Net loan charge-offs	(720)	(432)	(1,435)	(865)

Allowances related to business combinations/other	42	10	43	(22)

Balance, end of period	$4,007	$4,035	$4,007	$4,035

Components:
Allowance for loan losses	$3,820	$3,851	$3,820	$3,851
Reserve for unfunded credit commitments	187	184	187	184

Allowance for credit losses	$4,007	$4,035	$4,007	$4,035

Net loan charge-offs (annualized) as a percentage of average total loans	0.87%	0.58%	0.89%	0.57%
Allowance for loan losses as a percentage of total loans	1.11%	1.28%	1.11%	1.28%
Allowance for credit losses as a percentage of total loans	1.17	1.34	1.17	1.34

6. OTHER ASSETS
The components of other assets were:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2007		2006		2006

Nonmarketable equity investments:
Private equity investments	$1,858		$1,671		$1,664
Federal bank stock	1,342		1,326		1,354
All other	2,491		2,240		2,105

Total nonmarketable equity investments (1)	5,691		5,237		5,123
Operating lease assets	2,854		3,091		3,270
Accounts receivable	7,466		7,522		8,178
Interest receivable	2,829		2,570		2,394
Core deposit intangibles	390		383		437
Foreclosed assets:
GNMA loans (2)	423		322		238
Other	554		423		275
Due from customers on acceptances	79		103		94
Other	11,680		9,892		12,783

Total other assets	$31,966		$29,543		$32,792

(1)	At June 30, 2007, December 31, 2006, and June 30, 2006, $4.8 billion, $4.5 billion and $4.4 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.
(2)	Consistent with regulatory reporting requirements, foreclosed assets included foreclosed real estate securing Government National Mortgage Association (GNMA) loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter			Six months
	ended June 30		,	ended June 30		,
(in millions)	2007	2006		2007	2006

Net gains from private equity investments	$226	$74		$302	$143
Net losses from all other nonmarketable equity investments	(4)	(16)		(17)	(19)

Net gains from nonmarketable equity investments	$222	$58		$285	$124

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	June 30				,
	2007		2006
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (commercial) (1)	$533	$115	$233	$58
Core deposit intangibles	2,434	2,044	2,374	1,937
Credit card and other intangibles	641	397	573	361

Total intangible assets	$3,608	$2,556	$3,180	$2,356

MSRs (fair value) (1)	$18,733		$15,650
Trademark	14		14

(1)	See Note 15 for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of June 30, 2007, follows:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Six months ended June 30, 2007 (actual)	$53	$56	$109

Estimate for year ended December 31,
2007	$108	$111	$219
2008	104	97	201
2009	95	87	182
2010	84	79	163
2011	25	69	94
2012	7	62	69

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based the projections of amortization expense shown above on existing asset balances at June 30, 2007. Future amortization expense may vary based on additional core deposit or other intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations	30	272	—	302
Foreign currency translation adjustments	—	—	2	2
Realignment of businesses (primarily insurance)	(19)	19	—	—

June 30, 2006	$7,385	$3,338	$368	$11,091

December 31, 2006	$7,385	$3,524	$366	$11,275
Goodwill from business combinations	468	236	—	704
Foreign currency translation adjustments	—	—	4	4

June 30, 2007	$7,853	$3,760	$370	$11,983

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

June 30, 2006	$3,538	$1,388	$368	$5,797	$11,091
June 30, 2007	4,006	1,810	370	5,797	11,983

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	June 30	,	Dec. 31	,	June 30	,	June 30	,	Dec. 31	,	June 30	,	dividends rate
	2007		2006		2006		2007		2006		2006		Minimum	Maximum
ESOP Preferred Stock (1):
2007	269,458		—		—		$269		$—		$—		10.75%	11.75%
2006	106,121		115,521		237,291		106		116		237		10.75	11.75
2005	82,184		84,284		92,584		82		84		93		9.75	10.75
2004	63,680		65,180		73,080		63		65		73		8.50	9.50
2003	43,693		44,843		51,243		44		45		51		8.50	9.50
2002	32,079		32,874		38,764		32		33		39		10.50	11.50
2001	21,823		22,303		27,633		22		22		28		10.50	11.50
2000	13,874		14,142		18,912		14		14		19		11.50	12.50
1999	4,006		4,094		6,231		4		4		6		10.30	11.30
1998	551		563		1,908		1		1		2		10.75	11.75
1997	—		—		133		—		—		—		9.50	10.50

Total ESOP Preferred Stock	637,469		383,804		547,779		$637		$384		$548

Unearned ESOP shares (2)							$(682)		$(411)		$(586)

(1)	Liquidation preference $1,000. At June 30, 2007, December 31, 2006, and June 30, 2006, additional paid-in capital included $45 million, $27 million and $38 million, respectively, related to preferred stock.

(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

10. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
We are not planning to make, nor do we expect that we will be required to make, a contribution to the Cash Balance Plan in 2007, because the Plan is well funded.
The net periodic benefit cost (income) was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended June 30,	2007			2006
Service cost	$70	$4	$4	$62	$4	$4
Interest cost	61	4	10	56	4	10
Expected return on plan assets	(112)	—	(9)	(105)	—	(8)
Amortization of net actuarial loss (1)	8	3	2	14	2	1
Amortization of prior service cost	—	(1)	(1)	—	—	(1)
Special termination benefits	—	—	—	2	—	—
Curtailment gain	—	—	—	—	—	(9)

Net periodic benefit cost (income)	$27	$10	$6	$29	$10	$(3)

Six months ended June 30,
Service cost	$140	$8	$8	$124	$8	$8
Interest cost	122	8	20	112	8	20
Expected return on plan assets	(225)	—	(18)	(210)	—	(16)
Amortization of net actuarial loss (1)	16	6	3	28	4	3
Amortization of prior service cost	—	(1)	(2)	—	—	(2)
Special termination benefits	—	—	—	2	—	—
Curtailment gain	—	—	—	—	—	(9)

Net periodic benefit cost	$53	$21	$11	$56	$20	$4

(1)	Net actuarial loss is generally amortized over five years.

11. INCOME TAXES
On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings at the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion was related to tax benefits that, if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of income tax expense. The liability for unrecognized tax benefits included $262 million of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007, could decrease by an estimated $380 million by December 31, 2007, as a result of expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this benefit could be substantially offset by new matters arising during the same period. The Company files a consolidated federal income tax return and the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. With few exceptions, we are not subject to federal income tax examinations for taxable years prior to 2005, foreign income tax examinations for taxable years prior to 2003, or state and local income tax examinations prior to 2002.
We expect that the adoption of FIN 48 will result in increased volatility in our quarterly and annual effective income tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. The effective tax rate for the first quarter and first six months of 2007 was impacted by a $119 million net reduction to income tax expense. The net decrease, including refund interest, was primarily due to the resolution of certain outstanding federal income tax matters for periods prior to 2002.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

		Quarter			Six months
		ended June 30		,	ended June 30		,
(in millions, except per share amounts)		2007	2006		2007	2006

	Net income (numerator)	$2,279	$2,089		$4,523	$4,107

	EARNINGS PER COMMON SHARE
	Average common shares outstanding (denominator)	3,351.2	3,363.8		3,363.5	3,360.9

	Per share	$0.68	$0.62		$1.34	$1.22

	DILUTED EARNINGS PER COMMON SHARE
	Average common shares outstanding	3,351.2	3,363.8		3,363.5	3,360.9
Add:	Stock options	38.0	40.5		38.9	39.1
	Restricted share rights	0.1	0.1		0.1	0.1

	Diluted average common shares outstanding (denominator)	3,389.3	3,404.4		3,402.5	3,400.1

	Per share	$0.67	$0.61		$1.33	$1.21

At June 30, 2007 and 2006, options to purchase 8.2 million and 3.0 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

13. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect a change in the allocation of income taxes for management reporting adopted in second quarter 2007, results for prior periods have been revised.
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
The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance and investment banking services. Wholesale Banking manages and administers institutional investments, employee benefit trusts and mutual funds, including the Wells Fargo Advantage Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.
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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company
Quarter ended June 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (1)	$3,299	$3,321	$814	$706	$1,083	$957	$5,196	$4,984
Provision (reversal of provision) for credit losses	353	187	1	(7)	366	252	720	432
Noninterest income	3,031	2,398	1,336	1,085	328	322	4,695	3,805
Noninterest expense	3,667	3,485	1,269	1,018	791	673	5,727	5,176

Income before income tax expense	2,310	2,047	880	780	254	354	3,444	3,181
Income tax expense	757	690	310	274	98	128	1,165	1,092

Net income	$1,553	$1,357	$570	$506	$156	$226	$2,279	$2,089

Average loans	$186.6	$173.9	$81.4	$70.4	$64.0	$56.1	$332.0	$300.4
Average assets (2)	320.0	327.2	107.1	97.2	69.8	61.3	502.7	491.5
Average core deposits	250.9	232.0	49.6	32.0	—	0.1	300.5	264.1
Six months ended June 30,
Net interest income (1)	$6,523	$6,577	$1,595	$1,386	$2,088	$1,891	$10,206	$9,854
Provision (reversal of provision) for credit losses	659	376	14	(9)	762	498	1,435	865
Noninterest income	5,878	4,541	2,601	2,181	647	768	9,126	7,490
Noninterest expense	7,307	6,872	2,406	2,010	1,540	1,368	11,253	10,250

Income before income tax expense	4,435	3,870	1,776	1,566	433	793	6,644	6,229
Income tax expense	1,330	1,283	626	549	165	290	2,121	2,122

Net income	$3,105	$2,587	$1,150	$1,017	$268	$503	$4,523	$4,107

Average loans	$183.7	$182.1	$79.7	$69.0	$63.3	$54.6	$326.7	$305.7
Average assets (2)	313.6	321.0	104.1	96.6	69.0	60.0	492.5	483.4
Average core deposits	247.4	230.5	48.2	30.2	—	0.1	295.6	260.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $4.0 billion and $3.4 billion in total assets at June 30, 2007, and December 31, 2006, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $4.3 billion and $2.9 billion in total assets at June 30, 2007, and December 31, 2006, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $1.6 billion and $980 million at June 30, 2007, and December 31, 2006, respectively, primarily representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

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
The changes in residential MSRs measured using the fair value method were:

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2007	2006		2007	2006

Fair value, beginning of period	$17,779	$13,800		$17,591	$12,547
Purchases	142	511		301	730
Servicing from securitizations or asset transfers	1,029	1,310		1,857	2,299
Sales	(1,422)	—		(1,422)	—
Changes in fair value:
Due to change in valuation model inputs or assumptions (1)	2,013	550		2,002	1,072
Other changes in fair value (2)	(808)	(521)		(1,596)	(998)

Fair value, end of period	$18,733	$15,650		$18,733	$15,650

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2007	2006		2007	2006

Balance, beginning of period	$400	$142		$377	$122
Purchases (1)	26	39		55	64
Servicing from securitizations or asset transfers (1)	11	—		21	—
Amortization	(19)	(6)		(35)	(11)

Balance, end of period (2)	$418	$175		$418	$175

Fair value of amortized MSRs:
Beginning of period	$484	$205		$457	$146
End of period	561	252		561	252

(1)	Based on June 30, 2007, assumptions, the weighted-average amortization period for MSRs added during the second quarter and first half of 2007 was approximately 10.5 years and 11.1 years, respectively.
(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	June 30		,
(in billions)	2007	2006

Loans serviced for others (1)	$1,347	$1,020
Owned loans serviced (2)	96	90

Total owned servicing	1,443	1,110
Sub-servicing	24	23

Total managed servicing portfolio	$1,467	$1,133

Ratio of MSRs to related loans serviced for others	1.42%	1.55%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2007	2006	2007	2006

Servicing income, net:
Servicing fees (1)	$1,007	$820	$2,061	$1,567
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	2,013	550	2,002	1,072
Other changes in fair value (3)	(808)	(521)	(1,596)	(998)
Amortization	(19)	(6)	(35)	(11)
Net derivative losses from economic hedges (4)	(2,238)	(533)	(2,261)	(1,239)

Total servicing income, net	(45)	310	171	391
Net gains on mortgage loan origination/sales activities	635	359	1,130	632
All other	99	66	178	127

Total mortgage banking noninterest income	$689	$735	$1,479	$1,150

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$(225)	$17	$(259)	$(167)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 20 – Free-Standing Derivatives for additional discussion and detail.

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
In accordance with FAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. For example, MHFS are valued based on what securitization markets are currently offering for mortgage loans with similar characteristics. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•	Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2007
(in millions)	Total	Level 1	Level 2	Level 3

Trading assets	$7,289	$1,608	$5,214	$467
Securities available for sale	72,179	58,619	11,546	2,014
Mortgages held for sale	30,175	—	30,175	—
Mortgage servicing rights (residential)	18,733	—	—	18,733
Other assets	731	529	167	35

Total	$129,107	$60,756	$47,102	$21,249

Other liabilities (1)	$(4,953)	$(2,470)	$(2,091)	$(392)

(1)	Derivatives represent a majority of this category.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Trading			Mortgage				Other
	assets		Securities	servicing		Net derivative		liabilities
	(excluding		available	rights		assets and		(excluding
(in millions)	derivatives)		for sale	(residential)		liabilities		derivatives)

Quarter ended June 30, 2007
Balance, beginning of quarter	$353		$2,808	$17,779		$(51)		$(249)
Total net gains (losses) included in net income	62		—	1,205		(400)		(22)
Purchases, sales, issuances and settlements, net	51		(794)	(251)		368		(6)
Transfer out of Level 3	—		—	—		4		—

Balance, end of quarter	$466		$2,014	$18,733		$(79)		$(277)

Net gains (losses) included in net income relating to assets and liabilities held at June 30, 2007 (1)	$76	(2)	$—	$1,810	(3)	$(76	) (3)	$(28	) (3)

Six months ended June 30, 2007
Balance, beginning of period	$360		$3,447	$17,591		$(68)		$(282)
Total net gains (losses) included in net income	21		—	406		(383)		(28)
Purchases, sales, issuances and settlements, net	85		(1,433)	736		368		33
Transfer out of Level 3	—		—	—		4		—

Balance, end of period	$466		$2,014	$18,733		$(79)		$(277)

Net gains (losses) included in net income relating to assets and liabilities held at June 30, 2007 (1)	$51	(2)	$—	$1,805	(3)	$(76	) (3)	$(28	) (3)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Included in mortgage banking in the income statement.

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first half of 2007 that were still held in the balance sheet at June 30, 2007, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2007.

					Six months ended
					June 30, 2007
	Carrying value at June 30, 2007				Total
(in millions)	Total	Level 1	Level 2	Level 3	losses

Mortgages held for sale	$2,227	$—	$2,227	$—	$(59)
Loans (1)	751	—	751	—	(1,328)
Private equity investments	3	—	—	3	(7)
Foreclosed assets (2)	319	—	319	—	(92)
Operating lease assets	30	—	30	—	(2)

					$(1,488)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, the majority of which are auto loans and unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
Fair Value Option
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	June 30, 2007
			Fair value
		Aggregate	carrying amount
	Fair value	unpaid	less aggregate
(in millions)	carrying amount	principal	unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$30,175	$30,208	$(33	)(1)
Nonaccrual loans	5	6	(1)
Loans 90 days or more past due and still accruing	7	7	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

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

	June 30, 2007
	Quarter ended		Six months ended
	Mortgages	Other	Mortgages	Other
	held	interests	held	interests
(in millions)	for sale	held	for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains (losses) on mortgage loan origination/sales activities (1)	$(107)	$—	$122	$—
Other noninterest income	—	61	—	20

(1)	Includes changes in fair value of servicing associated with mortgage loans held for sale.
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
Condensed Consolidating Statement of Income

	Quarter ended June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,708	$—	$—	$(1,708)	$—
Nonbank	—	—	—	—	—
Interest income from loans	—	1,441	5,670	(11)	7,100
Interest income from subsidiaries	869	—	—	(869)	—
Other interest income	33	26	1,415	(1)	1,473

Total interest income	2,610	1,467	7,085	(2,589)	8,573

Deposits	—	—	2,031	(90)	1,941
Short-term borrowings	80	116	434	(365)	265
Long-term debt	922	461	214	(426)	1,171

Total interest expense	1,002	577	2,679	(881)	3,377

NET INTEREST INCOME	1,608	890	4,406	(1,708)	5,196
Provision (reversal of provision) for credit losses	—	(84)	804	—	720

Net interest income after provision for credit losses	1,608	974	3,602	(1,708)	4,476

NONINTEREST INCOME
Fee income – nonaffiliates	—	91	2,643	—	2,734
Other	96	—	1,877	(12)	1,961

Total noninterest income	96	91	4,520	(12)	4,695

NONINTEREST EXPENSE
Salaries and benefits	54	318	3,016	—	3,388
Other	38	253	2,060	(12)	2,339

Total noninterest expense	92	571	5,076	(12)	5,727

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,612	494	3,046	(1,708)	3,444
Income tax expense (benefit)	(32)	178	1,019	—	1,165
Equity in undistributed income of subsidiaries	635	—	—	(635)	—

NET INCOME	$2,279	$316	$2,027	$(2,343)	$2,279

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$240	$—	$—	$(240)	$—
Nonbank	168	—	—	(168)	—
Interest income from loans	—	1,307	4,947	(9)	6,245
Interest income from subsidiaries	814	—	—	(814)	—
Other interest income	24	27	1,781	—	1,832

Total interest income	1,246	1,334	6,728	(1,231)	8,077

Deposits	—	—	1,794	—	1,794
Short-term borrowings	101	84	328	(224)	289
Long-term debt	793	445	146	(374)	1,010

Total interest expense	894	529	2,268	(598)	3,093

NET INTEREST INCOME	352	805	4,460	(633)	4,984
Provision for credit losses	—	55	377	—	432

Net interest income after provision for credit losses	352	750	4,083	(633)	4,552

NONINTEREST INCOME
Fee income – nonaffiliates	—	66	2,202	—	2,268
Other	(4)	57	1,497	(13)	1,537

Total noninterest income	(4)	123	3,699	(13)	3,805

NONINTEREST EXPENSE
Salaries and benefits	19	252	2,684	—	2,955
Other	(15)	225	2,249	(238)	2,221

Total noninterest expense	4	477	4,933	(238)	5,176

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	344	396	2,849	(408)	3,181
Income tax expense (benefit)	(26)	137	981	—	1,092
Equity in undistributed income of subsidiaries	1,719	—	—	(1,719)	—

NET INCOME	$2,089	$259	$1,868	$(2,127)	$2,089

Condensed Consolidating Statement of Income

	Six months ended June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,266	$—	$—	$(3,266)	$—
Nonbank	4	—	—	(4)	—
Interest income from loans	—	2,795	11,091	(22)	13,864
Interest income from subsidiaries	1,721	—	—	(1,721)	—
Other interest income	67	52	2,732	(3)	2,848

Total interest income	5,058	2,847	13,823	(5,016)	16,712

Deposits	—	—	4,091	(293)	3,798
Short-term borrowings	139	226	652	(616)	401
Long-term debt	1,819	914	411	(837)	2,307

Total interest expense	1,958	1,140	5,154	(1,746)	6,506

NET INTEREST INCOME	3,100	1,707	8,669	(3,270)	10,206
Provision for credit losses	—	198	1,237	—	1,435

Net interest income after provision for credit losses	3,100	1,509	7,432	(3,270)	8,771

NONINTEREST INCOME
Fee income – nonaffiliates	—	171	4,960	—	5,131
Other	127	77	3,815	(24)	3,995

Total noninterest income	127	248	8,775	(24)	9,126

NONINTEREST EXPENSE
Salaries and benefits	58	625	5,979	—	6,662
Other	58	565	3,992	(24)	4,591

Total noninterest expense	116	1,190	9,971	(24)	11,253

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,111	567	6,236	(3,270)	6,644
Income tax expense (benefit)	(43)	212	1,952	—	2,121
Equity in undistributed income of subsidiaries	1,369	—	—	(1,369)	—

NET INCOME	$4,523	$355	$4,284	$(4,639)	$4,523

Condensed Consolidating Statement of Income

	Six months ended June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Comany

Dividends from subsidiaries:
Bank	$835	$—	$—	$(835)	$—
Nonbank	173	—	—	(173)	—
Interest income from loans	—	2,597	9,776	(18)	12,355
Interest income from subsidiaries	1,568	—	—	(1,568)	—
Other interest income	52	50	3,152	—	3,254

Total interest income	2,628	2,647	12,928	(2,594)	15,609

Deposits	—	—	3,276	—	3,276
Short-term borrowings	210	178	600	(429)	559
Long-term debt	1,499	853	293	(725)	1,920

Total interest expense	1,709	1,031	4,169	(1,154)	5,755

NET INTEREST INCOME	919	1,616	8,759	(1,440)	9,854
Provision for credit losses	—	327	538	—	865

Net interest income after provision for credit losses	919	1,289	8,221	(1,440)	8,989

NONINTEREST INCOME
Fee income – nonaffiliates	—	130	4,296	—	4,426
Other	(27)	123	2,996	(28)	3,064

Total noninterest income	(27)	253	7,292	(28)	7,490

NONINTEREST EXPENSE
Salaries and benefits	52	537	5,295	—	5,884
Other	(17)	436	4,407	(460)	4,366

Total noninterest expense	35	973	9,702	(460)	10,250

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	857	569	5,811	(1,008)	6,229
Income tax expense (benefit)	(60)	201	1,981	—	2,122
Equity in undistributed income of subsidiaries	3,190	—	—	(3,190)	—

NET INCOME	$4,107	$368	$3,830	$(4,198)	$4,107

Condensed Consolidating Balance Sheet

	June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$7,936	$194	$—	$(8,130)	$—
Nonaffiliates	—	144	17,733	—	17,877
Securities available for sale	1,607	1,925	68,653	(6)	72,179
Mortgages and loans held for sale	—	—	35,467	—	35,467
Loans	—	49,888	294,210	(1,298)	342,800
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	50,813	—	—	(50,813)	—
Allowance for loan losses	—	(879)	(2,941)	—	(3,820)

Net loans	62,213	49,009	291,269	(63,511)	338,980

Investments in subsidiaries:
Bank	44,714	—	—	(44,714)	—
Nonbank	5,431	—	—	(5,431)	—
Other assets	7,387	1,702	67,745	(1,472)	75,362

Total assets	$129,288	$52,974	$480,867	$(123,264)	$539,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$332,873	$(8,130)	$324,743
Short-term borrowings	20	9,783	54,247	(23,212)	40,838
Accrued expenses and other liabilities	4,474	1,444	29,458	(2,223)	33,153
Long-term debt	71,680	38,444	17,601	(33,895)	93,830
Indebtedness to subsidiaries	5,813	—	—	(5,813)	—

Total liabilities	81,987	49,671	434,179	(73,273)	492,564
Stockholders’ equity	47,301	3,303	46,688	(49,991)	47,301

Total liabilities and stockholders’ equity	$129,288	$52,974	$480,867	$(123,264)	$539,865

Condensed Consolidating Balance Sheet

	June 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$12,310	$201	$—	$(12,511)	$—
Nonaffiliates	76	274	19,086	—	19,436
Securities available for sale	885	1,789	68,752	(6)	71,420
Mortgages and loans held for sale	—	21	40,287	—	40,308
Loans	—	46,148	255,371	(897)	300,622
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	46,100	480	—	(46,580)	—
Allowance for loan losses	—	(1,142)	(2,709)	—	(3,851)

Net loans	49,500	45,486	252,662	(50,877)	296,771

Investments in subsidiaries:
Bank	39,588	—	—	(39,588)	—
Nonbank	4,565	—	—	(4,565)	—
Other assets	6,678	1,368	65,843	(2,308)	71,581

Total assets	$113,602	$49,139	$446,630	$(109,855)	$499,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$338,963	$(12,511)	$326,452
Short-term borrowings	27	6,726	19,026	(12,160)	13,619
Accrued expenses and other liabilities	4,619	1,026	31,225	(3,076)	33,794
Long-term debt	62,395	38,533	16,215	(33,386)	83,757
Indebtedness to subsidiaries	4,667	—	—	(4,667)	—

Total liabilities	71,708	46,285	405,429	(65,800)	457,622
Stockholders’ equity	41,894	2,854	41,201	(44,055)	41,894

Total liabilities and stockholders’ equity	$113,602	$49,139	$446,630	$(109,855)	$499,516

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,591	$764	$5,569	$8,924

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,063	264	7,036	8,363
Prepayments and maturities	—	145	4,456	4,601
Purchases	(1,753)	(619)	(40,790)	(43,162)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,065)	(16,365)	(17,430)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	1,640	1,640
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,679)	(2,679)
Principal collected on nonbank entities’ loans	—	9,754	1,957	11,711
Loans originated by nonbank entities	—	(10,558)	(2,613)	(13,171)
Net repayments from (advances to) subsidiaries	(10,186)	—	10,186	—
Capital notes and term loans made to subsidiaries	(5,278)	—	5,278	—
Principal collected on notes/loans made to subsidiaries	4,665	—	(4,665)	—
Net decrease (increase) in investment in subsidiaries	(1,073)	—	1,073	—
Net cash paid for acquisitions	—	—	(2,825)	(2,825)
Other, net	—	(85)	(1,350)	(1,435)

Net cash used by investing activities	(12,562)	(2,164)	(39,661)	(54,387)

Cash flows from financing activities:
Net change in:
Deposits	—	—	12,741	12,741
Short-term borrowings	777	1,749	25,343	27,869
Long-term debt:
Proceeds from issuance	13,224	5,458	(3,777)	14,905
Repayment	(6,839)	(5,946)	4,142	(8,643)
Common stock:
Proceeds from issuance	995	—	—	995
Repurchased	(2,689)	—	—	(2,689)
Cash dividends paid	(1,885)	—	—	(1,885)
Excess tax benefits related to stock option payments	117	—	—	117
Other, net	(2)	7	(266)	(261)

Net cash provided by financing activities	3,698	1,268	38,183	43,149

Net change in cash and due from banks	(6,273)	(132)	4,091	(2,314)
Cash and due from banks at beginning of period	14,209	470	349	15,028

Cash and due from banks at end of period	$7,936	$338	$4,440	$12,714

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$1,851	$331	$18,061	$20,243

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	99	260	25,971	26,330
Prepayments and maturities	2	76	2,905	2,983
Purchases	(103)	(385)	(59,863)	(60,351)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(830)	(17,048)	(17,878)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	34,782	34,832
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(2,779)	(2,981)
Principal collected on nonbank entities’ loans	—	10,489	1,353	11,842
Loans originated by nonbank entities	—	(11,257)	(1,958)	(13,215)
Net repayments from (advances to) subsidiaries	1,091	—	(1,091)	—
Capital notes and term loans made to subsidiaries	(4,705)	—	4,705	—
Principal collected on notes/loans made to subsidiaries	2,149	—	(2,149)	—
Net decrease (increase) in investment in subsidiaries	189	—	(189)	—
Net cash paid for acquisitions	—	—	(332)	(332)
Other, net	—	497	(5,996)	(5,499)

Net cash used by investing activities	(1,278)	(1,302)	(21,689)	(24,269)

Cash flows from financing activities:
Net change in:
Deposits	—	—	11,772	11,772
Short-term borrowings	635	(2,279)	(8,675)	(10,319)
Long-term debt:
Proceeds from issuance	8,279	4,987	(1,342)	11,924
Repayment	(5,055)	(1,743)	(1,161)	(7,959)
Common stock:
Proceeds from issuance	931	—	—	931
Repurchased	(1,185)	—	—	(1,185)
Cash dividends paid	(2,692)	—	—	(2,692)
Excess tax benefits related to stock option payments	106	—	—	106
Other, net	—	7	113	120

Net cash provided by financing activities	1,019	972	707	2,698

Net change in cash and due from banks	1,592	1	(2,921)	(1,328)
Cash and due from banks at beginning of period	10,794	474	4,129	15,397

Cash and due from banks at end of period	$12,386	$475	$1,208	$14,069

18. GUARANTEES
The significant guarantees that we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $12.3 billion at June 30, 2007, and $12.0 billion at December 31, 2006, including financial guarantees of $6.5 billion and $7.2 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.6 billion at June 30, 2007, and $2.8 billion at December 31, 2006. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $1.0 billion at June 30, 2007, and $801 million at December 31, 2006.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $1.0 billion at June 30, 2007, and $556 million at December 31, 2006. The aggregate fair value of the written floors and caps liability was $108 million and $86 million, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $46.1 billion at June 30, 2007, and $47.3 billion at December 31, 2006, and the aggregate notional value related to written floors and caps was $12.1 billion and $11.9 billion, respectively. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold was a liability of $12 million at June 30, 2007, and $2 million at December 31, 2006. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $623 million and $599 million based on notional value at June 30, 2007, and December 31, 2006, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at June 30, 2007, and December 31, 2006. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.

In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At June 30, 2007, and December 31, 2006, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 22 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $75 million at June 30, 2007, and $125 million at December 31, 2006.

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $4.5 billion at June 30, 2007. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of June 30, 2007:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$52.5	11.72%	≥	$35.8	≥	8.00%
Wells Fargo Bank, N.A.	39.2	11.03	≥	28.4	≥	8.00		≥	$35.5	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$38.4	8.57%	≥	$17.9	≥	4.00%
Wells Fargo Bank, N.A.	27.8	7.82	≥	14.2	≥	4.00		≥	$21.3	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$38.4	7.90%	≥	$19.4	≥	4.00	%(1)
Wells Fargo Bank, N.A.	27.8	7.20	≥	15.4	≥	4.00	(1)	≥	$19.3	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2007, Wells Fargo Bank, N.A. met these requirements.

20. DERIVATIVES
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps and cross-currency interest rate swaps to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated debt. The ineffective portion of these fair value hedges is recorded as part of other noninterest income in the income statement. In addition, we use derivatives, such as Treasury and LIBOR futures and swaptions, to hedge changes in fair value due to changes in interest rates of our commercial real estate mortgage loans held for sale. The ineffective portion of these fair value hedges is recorded as part of mortgage banking noninterest income in the income statement. For fair value hedges of long-term debt, certificates of deposit, foreign currency and commercial real estate loans held for sale, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
We enter into equity collars to lock in share prices between specified levels for certain equity securities. As permitted, we include the intrinsic value only (excluding time value) when assessing hedge effectiveness. The net derivative gain or loss related to the equity collars is recorded in other noninterest income in the income statement.
At June 30, 2007, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use interest rate swaps and floors to hedge the variability of interest rate changes associated with certain floating-rate commercial loans. With the issuance of FAS 159, derivatives used to hedge the forecasted sales of certain MHFS are accounted for as economic hedges. Previously, we accounted for these derivatives as cash flow hedges under FAS 133. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of June 30, 2007, all designated cash flow hedges continued to qualify as cash flow hedges.
We expect that $28 million of deferred net gains on derivatives in other comprehensive income at June 30, 2007, will be reclassified as earnings during the next twelve months, compared with $73 million of deferred net gains at June 30, 2006. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of seven years for both hedges of floating-rate senior debt and floating-rate commercial loans.

The following table provides derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2007	2006		2007	2006

Net gains (losses) from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$5	$2		$7	$(8)
Ineffective portion of change in value of derivatives	(2)	7		1	11
Net gains from ineffective portion of change in the value of cash flow hedges	—	39		25	55

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime MHFS and derivative loan commitments, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, and Treasury futures and options contracts. Net derivative losses of $2,238 million and $2,261 million for the second quarter and first half of 2007, respectively, and $533 million and $1,239 million for the second quarter and first half of 2006, respectively, from economic hedges related to our mortgage servicing activities are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net liability of $1,263 million at June 30, 2007, and a net asset of $157 million at December 31, 2006. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges), such as forwards and options, Eurodollar futures, and Treasury futures, forwards and options contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value included in the income statement in “Mortgage banking.” We record a zero fair value for a derivative loan commitment at inception. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. The aggregate fair value of derivative loan commitments in the balance sheet at June 30, 2007, and December 31, 2006, was a net liability of $80 million and $65 million, respectively, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table. Net derivative losses on interest rate lock commitments of $400 million and $383 million for the second quarter and first half of 2007, respectively, and net derivative gains from economic hedges related to derivative loan commitments and MHFS of $974 million and $901 million for the same periods, are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $336 million at June 30, 2007.
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
Derivative Financial Instruments — Summary Information
The total credit risk amount and estimated net fair value for derivatives at June 30, 2007, and December 31, 2006, were:

	June 30, 2007		December 31, 2006
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$255	$(430)	$621	$199
Equity contracts	—	(2)	—	(15)
Foreign exchange contracts	922	803	548	539
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	1,099	(932)	715	183
Foreign exchange contracts	159	149	136	87
CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	1,700	190	1,454	214
Commodity contracts	383	20	362	22
Equity contracts	549	19	300	(13)
Foreign exchange contracts	382	16	306	19
Credit contracts	111	94	30	3

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2007.

		Weighted-	Maximum number of
	Total number	average	shares that may yet
Calendar	of shares	price paid	be repurchased under
month	repurchased (1)	per share	the authorizations
April	19,221,332	$34.58	70,548,555
May	5,142,835	36.07	65,405,720
June	5,857,479	35.51	59,548,241

Total	30,221,646

(1)	All shares were repurchased under two authorizations each covering up to 50 million and 75 million shares of common stock approved by the Board of Directors and publicly announced by the Company on June 27, 2006, and March 21, 2007, respectively. Unless modified or revoked by the Board, these authorizations do not expire.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on April 24, 2007. There were 3,369,899,558 shares of common stock outstanding and entitled to vote at the meeting. A total of 2,947,569,720 shares of common stock were represented at the meeting in person or by proxy, representing 87.5% of the shares outstanding and entitled to vote at the meeting.
At the meeting, stockholders:
(1)	elected all 16 of the directors nominated by the Board of Directors;

(2)	ratified the appointment of KPMG LLP as our independent auditors for 2007;

(3)	rejected the stockholder proposal regarding separation of Board chair and CEO positions;

(4)	rejected the stockholder proposal regarding an advisory vote on executive compensation;

(5)	rejected the stockholder proposal regarding adoption of a policy limiting benefits under our supplemental executive retirement plan; and

(6)	rejected the stockholder proposal regarding a report on Home Mortgage Disclosure Act (HMDA) data.

The voting results for each matter were:

(1)	Election of Directors

		For	Against	Abstentions
	John S. Chen	2,876,582,431	42,689,131	28,298,158
	Lloyd H. Dean	2,874,070,658	44,500,731	28,998,331
	Susan E. Engel	2,874,523,419	45,268,283	27,778,018
	Enrique Hernandez, Jr.	2,851,298,330	83,040,976	13,230,414
	Robert L. Joss	2,873,022,610	46,460,835	28,086,275
	Richard M. Kovacevich	2,860,467,045	60,859,812	26,242,863
	Richard D. McCormick	2,866,759,725	52,583,331	28,226,664
	Cynthia H. Milligan	2,022,449,033	891,094,709	34,025,978
	Nicholas G. Moore	2,872,691,051	44,337,843	30,540,826
	Philip J. Quigley	2,102,417,112	810,245,027	34,907,581
	Donald B. Rice	2,021,552,804	891,153,014	34,863,902
	Judith M. Runstad	2,889,987,251	29,568,174	28,014,295
	Stephen W. Sanger	2,801,473,546	117,888,847	28,207,327
	John G. Stumpf	2,871,413,217	50,023,435	26,133,068
	Susan G. Swenson	2,857,670,763	62,011,743	27,887,214
	Michael W. Wright	2,325,380,799	587,214,365	34,974,556

(2)	Proposal to Ratify Appointment of KPMG LLP

	For	Against	Abstentions

	2,856,112,485	67,681,029	23,776,206

(3)	Stockholder Proposal Regarding Separation of Board Chair and CEO Positions

				Broker
	For	Against	Abstentions	Non-Votes
	971,756,881	1,580,843,507	33,822,970	361,146,362

(4)	Stockholder Proposal Regarding an Advisory Vote on Executive Compensation

				Broker
	For	Against	Abstentions	Non-Votes
	855,236,584	1,581,645,661	149,541,113	361,146,362

(5)	Stockholder Proposal Regarding Adoption of a Policy Limiting Benefits Under Supplemental Executive Retirement Plan

				Broker
	For	Against	Abstentions	Non-Votes
	696,703,268	1,843,000,044	46,720,046	361,146,362

(6)	Stockholder Proposal Regarding a Report on Home Mortgage Disclosure Act (HMDA) Data

				Broker
	For	Against	Abstentions	Non-Votes
	181,727,257	2,017,038,069	387,619,278	361,146,362
The stockholder proposal regarding emission reduction goals for the Company and its customers was withdrawn before the meeting.

Item 6.	Exhibits
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

Dated: August 6, 2007	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(d).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended			Six months ended
	June 30		,	June 30		,
	2007	2006		2007	2006

Including interest on deposits	2.00	2.01		2.00	2.06
Excluding interest on deposits	3.31	3.35		3.36	3.41

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.