Form 10-Q
period 2007-09-30
WELLS FARGO & CO/MN
filed 2007-11-06
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Commission file number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0449260 (I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices)(Zip Code)
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
Yes ☐               No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 31, 2007
Common stock, $1-2/3 par value	3,354,374,522

FORM 10-Q
CROSS-REFERENCE INDEX

PART I	Financial Information
Item 1.	Financial Statements	Page
	Consolidated Statement of Income	34
	Consolidated Balance Sheet	35
	Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income	36
	Consolidated Statement of Cash Flows	37
	Notes to Financial Statements	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Financial Review)
	Summary Financial Data	2
	Overview	3
	Critical Accounting Policies	8
	Earnings Performance	8
	Balance Sheet Analysis	17
	Off-Balance Sheet Arrangements and Aggregate Contractual Obligations	18
	Risk Management	18
	Capital Management	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	33

PART II	Other Information
Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 6.	Exhibits	75

Signature		75

Exhibit Index		76
EXHIBIT 12
EXHIBIT 31.(A)
EXHIBIT 31.(B)
EXHIBIT 32.(A)
EXHIBIT 32.(B)

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2007 from		Nine months ended
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,	%
($ in millions, except per share amounts)	2007	2007	2006	2007	2006	2007	2006	Change

For the Period
Net income	$2,283	$2,279	$2,194	—%	4%	$6,806	$6,301	8%
Diluted earnings per common share	0.68	0.67	0.64	1	6	2.01	1.85	9
Profitability ratios (annualized):
Net income to average total assets (ROA)	1.67%	1.82%	1.76%	(8)	(5)	1.79%	1.73%	3
Net income to average stockholders’ equity (ROE)	19.12	19.55	20.00	(2)	(4)	19.44	19.89	(2)
Efficiency ratio (1)	55.8	57.9	56.9	(4)	(2)	57.4	58.3	(2)
Total revenue	$9,853	$9,891	$8,934	—	10	$29,185	$26,278	11
Dividends declared per common share (2)	0.31	0.28	—	11	—	0.87	0.80	9
Dividends paid per common share	0.31	0.28	0.28	11	11	0.87	0.80	9
Average common shares outstanding	3,339.6	3,351.2	3,371.9	—	(1)	3,355.5	3,364.6	—
Diluted average common shares outstanding	3,374.0	3,389.3	3,416.0	—	(1)	3,392.9	3,405.5	—
Average loans	$350,683	$331,970	$303,980	6	15	$334,801	$305,141	10
Average assets	541,533	502,686	494,679	8	9	508,992	487,182	4
Average core deposits (3)	306,135	300,535	269,725	2	13	299,142	263,818	13
Average retail core deposits (4)	228,633	228,006	214,294	—	7	226,799	214,358	6
Net interest margin	4.55%	4.89%	4.79%	(7)	(5)	4.79%	4.80%	—
At Period End
Securities available for sale	$57,440	$72,179	$52,635	(20)	9	$57,440	$52,635	9
Loans	362,922	342,800	307,491	6	18	362,922	307,491	18
Allowance for loan losses	3,829	3,820	3,799	—	1	3,829	3,799	1
Goodwill	12,018	11,983	11,192	—	7	12,018	11,192	7
Assets	548,727	539,865	483,441	2	14	548,727	483,441	14
Core deposits (3)	303,853	300,602	270,818	1	12	303,853	270,818	12
Stockholders’ equity	47,738	47,301	44,862	1	6	47,738	44,862	6
Tier 1 capital (5)	38,279	38,387	35,551	—	8	38,279	35,551	8
Total capital (5)	51,797	52,517	50,197	(1)	3	51,797	50,197	3
Capital ratios:
Stockholders’ equity to assets	8.70%	8.76%	9.28%	(1)	(6)	8.70%	9.28%	(6)
Risk-based capital (5)
Tier 1 capital	8.21	8.57	8.74	(4)	(6)	8.21	8.74	(6)
Total capital	11.11	11.72	12.34	(5)	(10)	11.11	12.34	(10)
Tier 1 leverage (5)	7.29	7.90	7.41	(8)	(2)	7.29	7.41	(2)
Book value per common share	$14.36	$14.07	$13.30	2	8	$14.36	$13.30	8
Team members (active, full-time equivalent)	158,800	158,700	156,400	—	2	158,800	156,400	2
Common Stock Price
High	$37.99	$36.49	$36.89	4	3	$37.99	$36.89	3
Low	32.66	33.93	33.36	(4)	(2)	32.66	30.31	8
Period end	35.62	35.17	36.18	1	(2)	35.62	36.18	(2)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	On April 25, 2006, the Company’s Board of Directors declared the second quarter 2006 cash dividend payable June 1, 2006. On June 27, 2006, the Board declared a two-for-one split in the form of a 100% stock dividend on the Company’s common stock and, at the same time, the third quarter 2006 cash dividend payable September 1, 2006.
(3)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. Average core deposits included converted Eurodollar sweep accounts of $9,888 million, $9,888 million and $3,343 million for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006, respectively. Average core deposits increased 11% from third quarter 2006 not including these converted balances.
(4)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(5)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2007, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $549 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at September 30, 2007. When we refer to “the Company,” “we,” “our” and “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
In third quarter 2007, we achieved record diluted earnings per share of $0.68, up 6% from a year ago, and record net income of $2.28 billion, up 4% from a year ago. Our solid results were again driven by double-digit revenue growth (10%), positive operating leverage (revenue growth 2 percentage points above expense growth), double-digit growth in both loans and core deposits, and operating margins that remained at the top of the large bank peer group.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.5 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew in third quarter 2007 from a year ago, with average loans up 15%, average core deposits up 13%, loans serviced for others up 12% and assets under management or administration up 29%.
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
Our financial results included the following:
Net income for third quarter 2007 increased 4% to $2.28 billion from $2.19 billion for third quarter 2006. Diluted earnings per share for third quarter 2007 increased 6% to $0.68 from $0.64 for third quarter 2006. Return on assets (ROA) was 1.67% and return on equity (ROE) was 19.12% for third quarter 2007, and 1.76% and 20.00%, respectively, for third quarter 2006.
Net income for the first nine months of 2007 was $6.81 billion, or $2.01 per share, up 8% from $6.30 billion, or $1.85 per share, for the first nine months of 2006. ROA was 1.79% and ROE was 19.44% for the first nine months of 2007, and 1.73% and 19.89%, respectively, for the first nine months of 2006.
Net interest income on a taxable-equivalent basis increased 5% to $5.32 billion for third quarter 2007 from $5.08 billion for third quarter 2006, primarily due to loan growth, offset by higher rates on deposits and debt. Our net interest margin was 4.55% in third quarter 2007, down from 4.79% a year ago, largely due to an increase in the quarterly average of securities available for sale and an increase in interest-bearing core deposits relative to noninterest-bearing deposits.
Noninterest income for third quarter 2007 increased $686 million, or 18%, from third quarter 2006. The double-digit, year-over-year growth in fee income reflected very strong growth in deposit service fees (up 18%); trust and investment fees (up 17% driven by new business growth and market appreciation); card fees (up 21% driven by business activity and continued increases in debit/credit card penetration rates); and other fees (up 11% driven by real estate brokerage fees). Mortgage banking noninterest income increased $339 million in third quarter 2007 from a year ago with the growth and value of the mortgage servicing business more than offsetting a 12% decline in mortgage originations from a year ago.
During third quarter 2007, noninterest income was affected by widening credit spreads, increases in market volatility, changes in interest rates and other credit/housing market conditions, including:

•	($490) million	Reduction in net mortgage loan origination/sales activities gains reflecting a write-down of the mortgage warehouse/pipeline due to the illiquidity in the non-agency mortgage secondary market, a write-down of mortgage loans held or repurchased during the quarter and an increase in the repurchase reserve for projected early payment defaults.

•	$562 million	Increase in mortgage servicing income reflecting a $638 million reduction in the value of mortgage servicing rights (MSRs) due to the decline in mortgage rates during the quarter, offset by a $1.2 billion gain on the financial instruments hedging the MSRs.

•	($20) million	Write-down on commercial loans held for sale, recorded in other noninterest income.

Revenue, the sum of net interest income and noninterest income, grew $919 million, or 10%, to $9.85 billion in third quarter 2007 from $8.93 billion in third quarter 2006. Revenue of $29.2 billion for the first nine months of 2007 was up 11% from the same period of 2006. Achieving double-digit revenue growth during the challenging environment in third quarter 2007 once again reflected the value of our diversified business model and our success in earning more of our customers’ business. Businesses that generated double-digit, year-over-year revenue growth included asset management, real estate brokerage, insurance, international, small business lending, wealth management, credit card, global remittance services, corporate trust and home mortgage.
Noninterest expense was $5.50 billion for third quarter 2007, up $420 million, or 8%, from $5.08 billion for the same period of 2006, 2 percentage points below revenue growth, resulting in positive operating leverage. The efficiency ratio improved to 55.8% for third quarter 2007 from 56.9% a year ago and 57.9% in second quarter 2007. Third quarter 2007 expenses included $26 million for merger and integration costs, and severance and other costs in the residential real estate businesses. While we actively manage our expenses for positive operating leverage and have reduced expenses at Wells Fargo Home Mortgage, we continued to invest for future growth. We added 20 banking stores and converted 39 Placer Sierra Bancshares stores in third quarter 2007, as well as added 342 platform bankers.
Net charge-offs for third quarter 2007 were $892 million (1.01% of average total loans outstanding, annualized), up from $720 million (0.87%) in second quarter 2007 and $663 million (0.86%) in third quarter 2006. For the first nine months of 2007, net charge-offs were $2.33 billion (0.93%), compared with $1.53 billion (0.67%), for the first nine months of 2006. Almost half of the increase in net credit losses from second quarter 2007 was concentrated in the home equity portfolio, where losses accelerated given the steeper than anticipated decline in home prices. The remainder of the increased credit losses was concentrated in the auto portfolio (seasonally higher in the second half of the year) and in unsecured consumer credit (largely due to portfolio growth, with loss rates remaining relatively stable). Our first mortgage portfolio continued to perform well, with annualized losses of 0.11% — only $16 million on the entire portfolio of $63.9 billion (average) for third quarter 2007 — down from 0.18% in third quarter 2006. The $24 billion debt consolidation portfolio at Wells Fargo Financial continued to grow and perform as expected, and better than industry levels. First mortgage delinquency rates also remained below industry levels. In addition, commercial and commercial real estate loan losses remained modest and within portfolio expectations.
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $4.02 billion (1.11% of total loans) at September 30, 2007, compared with $3.96 billion (1.24%) at December 31, 2006, and $3.98 billion (1.29%) at September 30, 2006.
Total nonaccrual loans were $2.09 billion (0.58% of total loans) at September 30, 2007, compared with $1.67 billion (0.52%) at December 31, 2006, and $1.49 billion (0.48%) at September 30, 2006. Total nonperforming assets (NPAs) were $3.18 billion (0.88% of total loans) at September 30, 2007, compared with $2.42 billion (0.76%) at December 31, 2006, and $2.10 billion (0.68%) at September 30, 2006. Foreclosed assets were $1.09 billion at September 30, 2007, compared with $745 million at December 31, 2006, and $608 million at September 30, 2006. Foreclosed assets, a component of total NPAs, included $487 million,

$322 million and $266 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at September 30, 2007, December 31, 2006, and September 30, 2006, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $487 million represented 13 basis points of the ratio of nonperforming assets to loans at September 30, 2007. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
The Company and each of its subsidiary banks continued to remain “well capitalized” under applicable regulatory capital adequacy guidelines. The ratio of stockholders’ equity to total assets was 8.70% at September 30, 2007, 9.52% at December 31, 2006, and 9.28% at September 30, 2006. Our total risk-based capital (RBC) ratio at September 30, 2007, was 11.11% and our Tier 1 RBC ratio was 8.21%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our RBC ratios at September 30, 2006, were 12.34% and 8.74%, respectively. Our Tier 1 leverage ratios were 7.29% and 7.41% at September 30, 2007 and 2006, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
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
On July 1, 2007, we adopted Emerging Issues Task Force (EITF) Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133 (Topic D-109), which provides clarifying guidance as to whether certain hybrid financial instruments are more akin to debt or equity, for purposes of evaluating whether the embedded derivative financial instrument requires separate accounting under FAS 133. In accordance with the transition provisions of Topic D-109, we transferred $1.2 billion of securities, consisting of investments in preferred stock callable by the issuer, from trading assets to securities available for sale. Because the securities were carried at fair value, the adoption of Topic D-109 did not have any effect on our total stockholders’ equity.
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
On June 11, 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide). For those entities that are determined to be investment companies, SOP 07-1 also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. As originally issued, SOP 07-1 was effective for the year beginning January 1, 2008; however, on October 17, 2007, the FASB voted to indefinitely defer the effective date.
On September 20, 2006, the FASB ratified the consensus reached by the EITF at its September 7, 2006, meeting with respect to Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). On March 28, 2007, the FASB ratified the consensus reached by the EITF at its March 15, 2007, meeting with respect to Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). These consensuses require that for endorsement split-dollar life insurance arrangements and collateral assignment split-dollar life insurance arrangements where the employee is provided benefits in postretirement periods, the employer should recognize the cost of providing that insurance over the employee’s service period by accruing a liability for the benefit obligation. Additionally, for collateral assignment split-dollar life insurance arrangements, EITF 06-10 requires an employer to recognize and measure an asset based upon the nature and substance of the agreement. EITF 06-4 and EITF 06-10 are effective for the year beginning January 1, 2008, with early adoption permitted. We expect that the adoption of EITF 06-4 and EITF 06-10 will reduce beginning retained earnings for 2008 by approximately $20 million (after tax), primarily related to the acquisition of Greater Bay Bancorp.
On November 5, 2007, SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109), was issued. SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105,

Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified beginning on January 1, 2008. We are currently evaluating the impact, if any, that SAB 109 may have on our consolidated financial statements.
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
Net interest income on a taxable-equivalent basis increased 5% to $5.32 billion in third quarter 2007 from $5.08 billion in third quarter 2006, primarily due to loan growth, offset by higher rates on deposits and debt. The net interest margin was 4.55% in third quarter 2007, down from 4.79% in third quarter 2006, largely due to an increase in the quarterly average of securities available for sale and an increase in interest-bearing core deposits relative to noninterest-bearing deposits. During the quarter, we sold $27 billion of our lowest-yielding mortgage-backed securities that were largely hedging the MSRs asset against a decline in interest rates. The securities were replaced with off-balance sheet economic hedges to more efficiently manage the market risk in the MSRs portfolio. Since most of these securities were sold on a forward basis, they remained on the balance sheet for most of the quarter, while only modestly adding to net interest income, and resulted in a decline in the net interest margin during the quarter. In total, gains on the sale of all mortgage-backed securities in the quarter were $160 million, largely offset by the associated $147 million loss on the forward sales contracts executed to lock in the sale of the securities. The sale of the mortgage-backed securities also provided additional capacity to acquire more attractively-yielding assets. About $17 billion of new securities and loans were purchased later in third quarter 2007 at yields well above the yields on the mortgage-backed securities that were sold, which will benefit net interest margin in fourth quarter 2007.
Average earning assets increased $43.1 billion, or 10%, to $465.3 billion in third quarter 2007 from $422.2 billion in third quarter 2006. Average loans increased $46.7 billion, or 15%, to $350.7 billion in third quarter 2007 from $304.0 billion in third quarter 2006. Average mortgages held for sale decreased $6.8 billion to $35.6 billion in third quarter 2007 from $42.4 billion in third quarter 2006. Average debt securities available for sale increased $2.7 billion to $68.4 billion in third quarter 2007 from $65.7 billion in third quarter 2006.
Core deposits are an important contributor to growth in net interest income and the net interest margin. This low-cost source of funding rose 13% on average from a year ago and funded 87% and 89% of average loans for third quarter 2007 and 2006, respectively. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Some of these foreign deposits were swept into non-deposit products in 2006. Including only the growth in these funds from the date of conversion to deposits, average core deposits grew 11% year over year. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, for third quarter 2007, grew $14.3 billion, or 7%, from a year ago. Average mortgage escrow deposits were $22.4 billion for third quarter 2007, up $3.0 billion from a year ago. Average savings certificates of deposit increased to $41.1 billion in third quarter 2007 from $33.9 billion in third quarter 2006 and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $243.3 billion in third quarter 2007 from $226.5 billion in third quarter 2006. Total average interest-bearing deposits were $247.7 billion in third quarter 2007, up $17.3 billion from $230.4 billion in third quarter 2006.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30						,
	2007			2006
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$4,219	5.01%	$53	$4,247	5.00%	$53
Trading assets	4,043	3.69	37	3,880	5.19	51
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	871	4.27	10	912	4.42	10
Securities of U.S. states and political subdivisions	5,021	7.31	90	3,240	7.99	63
Mortgage-backed securities:
Federal agencies	52,681	6.03	794	47,009	6.09	716
Private collateralized mortgage obligations	4,026	6.22	62	7,696	6.78	129

Total mortgage-backed securities	56,707	6.05	856	54,705	6.19	845
Other debt securities (4)	5,822	7.67	114	6,865	6.80	116

Total debt securities available for sale (4)	68,421	6.26	1,070	65,722	6.31	1,034
Mortgages held for sale (3)	35,552	6.59	586	42,369	6.63	702
Loans held for sale (3)	960	7.79	19	622	7.73	12
Loans:
Commercial and commercial real estate:
Commercial	79,713	8.24	1,655	66,216	8.36	1,395
Other real estate mortgage	32,641	7.42	610	29,851	7.47	562
Real estate construction	16,914	7.94	338	15,073	8.13	309
Lease financing	6,026	5.78	87	5,385	5.65	76

Total commercial and commercial real estate	135,294	7.90	2,690	116,525	7.98	2,342
Consumer:
Real estate 1-4 family first mortgage	63,929	7.26	1,162	50,138	7.54	951
Real estate 1-4 family junior lien mortgage	73,476	8.19	1,515	65,991	8.14	1,353
Credit card	16,261	13.68	557	12,810	13.45	431
Other revolving credit and installment	54,165	9.79	1,336	51,988	9.75	1,278

Total consumer	207,831	8.75	4,570	180,927	8.81	4,013
Foreign	7,558	11.62	221	6,528	12.42	204

Total loans (5)	350,683	8.48	7,481	303,980	8.57	6,559
Other	1,396	5.01	20	1,348	5.12	18

Total earning assets	$465,274	7.92	9,266	$422,168	7.95	8,429

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,160	3.20	42	$4,370	3.24	36
Market rate and other savings	149,194	2.89	1,085	132,906	2.55	854
Savings certificates	41,080	4.38	454	33,909	4.03	344
Other time deposits	10,948	5.10	140	36,920	5.27	491
Deposits in foreign offices	41,326	4.77	497	22,303	4.84	272

Total interest-bearing deposits	247,708	3.55	2,218	230,408	3.44	1,997
Short-term borrowings	36,415	5.06	464	21,539	4.99	271
Long-term debt	94,686	5.33	1,267	84,112	5.13	1,084

Total interest-bearing liabilities	378,809	4.14	3,949	336,059	3.96	3,352
Portion of noninterest-bearing funding sources	86,465	—	—	86,109	—	—

Total funding sources	$465,274	3.37	3,949	$422,168	3.16	3,352

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.55%	$5,317		4.79%	$5,077

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,579			$12,159
Goodwill	12,008			11,156
Other	52,672			49,196

Total noninterest-earning assets	$76,259			$72,511

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$88,991			$89,245
Other liabilities	26,351			25,839
Stockholders’ equity	47,382			43,536
Noninterest-bearing funding sources used to fund earning assets	(86,465)			(86,109)

Net noninterest-bearing funding sources	$76,259			$72,511

TOTAL ASSETS	$541,533			$494,679

(1)	Our average prime rate was 8.18% and 8.25% for the quarters ended September 30, 2007 and 2006, respectively, and 8.23% and 7.86% for the nine months ended September 30, 2007 and 2006, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 5.44% and 5.43% for the quarters ended September 30, 2007 and 2006, respectively, and 5.39% and 5.14% for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Nine months ended September 30						,
2007			2006
		Interest			Interest
Average	Yields/	income/	Average	Yields/	income/
balance	rates	expense	balance	rates	expense

$4,972	5.09%	$189	$4,761	4.58%	$163
4,306	4.70	151	5,298	4.91	195

821	4.29	27	905	4.38	30
4,318	7.36	232	3,120	8.11	183

39,656	6.08	1,794	38,366	5.99	1,723
3,945	6.32	185	7,149	6.65	352

43,601	6.10	1,979	45,515	6.10	2,075
5,564	7.57	316	6,136	7.06	324

54,304	6.32	2,554	55,676	6.28	2,612
34,664	6.52	1,694	44,533	6.34	2,119
873	7.78	51	619	7.33	34

74,934	8.28	4,641	64,816	8.07	3,914
31,663	7.44	1,762	29,162	7.26	1,585
16,404	7.97	978	14,485	7.89	854
5,698	5.82	249	5,416	5.74	233

128,699	7.92	7,630	113,879	7.73	6,586

58,920	7.31	3,228	59,758	7.20	3,221
70,998	8.19	4,348	62,923	7.91	3,723
15,262	13.89	1,590	12,178	13.29	1,213
53,725	9.77	3,926	50,152	9.57	3,592

198,905	8.79	13,092	185,011	8.49	11,749
7,197	11.72	631	6,251	12.53	587

334,801	8.52	21,353	305,141	8.29	18,922
1,351	5.11	54	1,366	4.90	50

$435,271	8.00	26,046	$417,394	7.72	24,095

$4,991	3.23	121	$4,243	2.77	88
145,135	2.83	3,070	133,767	2.31	2,307
39,784	4.40	1,308	30,997	3.75	868
8,284	5.06	313	36,324	4.94	1,343
33,988	4.73	1,204	19,477	4.58	667

232,182	3.46	6,016	224,808	3.14	5,273
23,084	5.01	865	24,168	4.59	830
91,569	5.22	3,579	83,437	4.81	3,004

346,835	4.03	10,460	332,413	3.66	9,107
88,436	—	—	84,981	—	—

$435,271	3.21	10,460	$417,394	2.92	9,107

	4.79%	$15,586		4.80%	$14,988

$11,698			$12,495
11,575			11,066
50,448			46,227

$73,721			$69,788

$89,673			$88,395
25,664			24,007
46,820			42,367
(88,436)			(84,981)

$73,721			$69,788

$508,992			$487,182

NONINTEREST INCOME

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30,		%
(in millions)	2007	2006		Change	2007	2006	Change

Service charges on deposit accounts	$837	$707		18%	$2,262	$1,995	13%
Trust and investment fees:
Trust, investment and IRA fees	573	508		13	1,720	1,508	14
Commissions and all other fees	204	156		31	627	494	27

Total trust and investment fees	777	664		17	2,347	2,002	17
Card fees	561	464		21	1,548	1,266	22
Other fees:
Cash network fees	51	48		6	146	140	4
Charges and fees on loans	246	244		1	737	735	—
All other fees	269	217		24	832	632	32

Total other fees	566	509		11	1,715	1,507	14
Mortgage banking:
Servicing income, net	797	188		324	968	579	67
Net gains (losses) on mortgage loan origination/ sales activities	(61)	179		—	1,069	811	32
All other	87	117		(26)	265	244	9

Total mortgage banking	823	484		70	2,302	1,634	41
Operating leases	171	192		(11)	550	593	(7)
Insurance	329	313		5	1,160	1,041	11
Net gains (losses) from trading activities	(43)	106		—	482	331	46
Net gains (losses) on debt securities available for sale	160	121		32	149	(70)	--
Net gains from equity investments	173	159		9	512	482	6
All other	219	168		30	672	596	13

Total	$4,573	$3,887		18	$13,699	$11,377	20

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2007, these assets totaled $1.12 trillion, up 29% from $868 billion at September 30, 2006. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of assets under management or administration. The increase in these fees in third quarter 2007 from a year ago was due to continued growth across all trust and investment management businesses.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. At September 30, 2007 and 2006, brokerage balances were $132 billion and $110 billion, respectively. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. A significant portion of the increase in fees in third quarter 2007 from a year ago was due to an increase in securities issuance and investment banking activity.

Card fees increased 21% from third quarter 2006, due to growth in distribution of debit and credit cards to our customers and increased usage. Purchase volume on these cards was up 20% from a year ago and average balances were up 27%.
Other fees increased 11% from third quarter 2006, largely due to commercial real estate brokerage fees.
Mortgage banking noninterest income increased to $823 million in third quarter 2007 from $484 million in the same period of 2006 with the growth and value of the mortgage servicing business more than offsetting a decline of 12% in mortgage originations from a year ago. Servicing fees, included in net servicing income, increased to $970 million in third quarter 2007 from $947 million in third quarter 2006, due to growth in loans serviced for others. Our portfolio of loans serviced for others was $1.38 trillion at September 30, 2007, up 12% from $1.24 trillion at September 30, 2006. Servicing income also includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for third quarter 2007 included a $562 million net MSRs valuation gain that was recorded to earnings ($638 million fair value loss and a $1,200 million economic hedging gain) and for third quarter 2006 included a $86 million net MSRs valuation loss ($1,147 million fair value loss and a $1,061 million economic hedging gain). The favorable performance of the economic hedge relative to the decline in value of the MSRs in third quarter 2007 was primarily due to wider agency versus non-agency mortgage spreads, wider mortgage-backed securities versus treasury/LIBOR-based spreads, and the market estimate of prepayment speeds due to slower housing turnover.
Net losses on mortgage loan origination/sales activities were $61 million in third quarter 2007, compared with net gains of $179 million in third quarter 2006. Current period gains were reduced by $490 million, reflecting a $378 million write-down of the mortgage warehouse/ pipeline due to the illiquidity in the non-agency mortgage secondary market, and $112 million predominantly for a write-down of mortgage loans held or repurchased during the quarter, as well as an increase in the repurchase reserve for projected early payment defaults. Residential real estate originations totaled $68 billion in third quarter 2007 compared with $77 billion in third quarter 2006. Under FAS 159 we elected in first quarter 2007 to account for new prime mortgages held for sale (MHFS) at fair value. These loans are initially measured at fair value, with subsequent changes in fair value recognized as a component of net gains on mortgage loan origination/sales activities. Prior to the adoption of FAS 159, these gains would have been deferred until the sale of these loans. (For additional detail, see “Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate and Market Risk,” and Notes 1 (Significant Accounting Policies), 15 (Mortgage Banking Activities) and 16 (Fair Values of Assets and Liabilities) to Financial Statements.) The 1-4 family first mortgage unclosed pipeline was $45 billion at September 30, 2007, $48 billion at December 31, 2006, and $55 billion at September 30, 2006.
Income from trading activities was a loss of $43 million and gain of $482 million in the third quarter and first nine months of 2007, respectively, compared with gains of $106 million and $331 million in the same periods of 2006. Net gains (losses) on debt securities available for sale were $160 million and $149 million in the third quarter and first nine months of 2007, compared with $121 million and $(70) million in the same periods of 2006. Third quarter 2007 included a net gain of $13 million on the sale of mortgage-backed securities, consisting of the $160 million realized gain on debt securities, offset by a $147 million realized loss on the related forward sales contracts, included in trading activities. Net gains from equity investments were $173 million and $512 million in the third quarter and first nine months of 2007, respectively, and $159 million and $482 million in the same periods of 2006.
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
On October 3, 2007, Visa Inc. (Visa) announced that it had completed restructuring transactions in preparation for its initial public offering planned for 2008. We have an ownership interest in the restructured Visa and, subject to definitive SEC accounting guidance, may be required to recognize expense and income related to the restructuring transactions, the planned initial public offering, and our obligations under related loss and judgment sharing agreements with Visa in connection with certain litigation. The SEC guidance will determine the amount and timing of any expense or income recognition.
NONINTEREST EXPENSE

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2007	2006		Change	2007	2006		Change

Salaries	$1,933	$1,769		9%	$5,707	$5,195		10%
Incentive compensation	802	710		13	2,444	2,092		17
Employee benefits	518	458		13	1,764	1,534		15
Equipment	295	294		—	924	913		1
Net occupancy	398	357		11	1,132	1,038		9
Operating leases	136	155		(12)	437	473		(8)
Outside professional services	222	240		(8)	649	669		(3)
Contract services	103	143		(28)	334	414		(19)
Travel and entertainment	113	132		(14)	340	401		(15)
Advertising and promotion	108	123		(12)	312	354		(12)
Outside data processing	123	111		11	355	324		10
Postage	88	75		17	260	235		11
Telecommunications	79	70		13	241	213		13
Insurance	81	43		88	357	218		64
Stationery and supplies	54	57		(5)	159	163		(2)
Operating losses	55	33		67	199	140		42
Security	42	43		(2)	129	130		(1)
Core deposit intangibles	28	28		—	81	85		(5)
All other	323	240		35	930	740		26

Total	$5,501	$5,081		8	$16,754	$15,331		9

Noninterest expense for third quarter 2007 increased 8% from the prior year, mostly due to higher personnel costs, reflecting a 2% increase in team members (full-time equivalents, largely sales and service professionals), normal merit increases, and higher sales commissions in the wealth management and real estate brokerage businesses, both of which had strong revenue growth from a year ago. Third quarter expenses included $26 million for merger and integration costs, and severance and other costs in the residential real estate businesses. In the last 12 months, we opened 132 banking stores, including 20 stores and conversions of 39 Placer Sierra Bancshares stores this quarter, and added 2,400 full-time equivalent (FTE) team members. Expenses also included stock option expense of $24 million and $107 million in the third quarter and first nine months of 2007, respectively, and $28 million and $108 million in the same periods of 2006. In addition, expenses included $109 million and $321 million in the third quarter and first nine months of 2007, respectively, in origination costs that, prior to the adoption of FAS 159, would have been deferred and recognized as a reduction of net gains on mortgage loan origination/sales activities at the time of sale.
INCOME TAX EXPENSE
On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion related to tax benefits that, if recognized, would impact the annual effective tax rate. Our effective income tax rate was 34.01% for third quarter 2007, up from 32.28% for third quarter 2006. For the first nine months of 2007, our effective tax rate was 32.64%, down from 33.45% for the first nine months of 2006, primarily reflecting the resolution of certain outstanding federal income tax matters in first quarter 2007. (See Note 11 (Income Taxes) to Financial Statements.) We expect that FIN 48 will cause more volatility in our effective tax rate from quarter to quarter as we are now required to recognize tax positions in our financial statements based on the probability that such positions will effectively be sustained by taxing authorities, and to reassess those positions each quarter based on our evaluation of new information.
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
Community Banking’s net income increased 8% to $1.61 billion in third quarter 2007 from $1.49 billion in third quarter 2006, due to strong fee revenue growth in retail banking and mortgage, as well as positive operating leverage. Net income increased 15% to $4.71 billion in the first nine months of 2007 from $4.08 billion in the first nine months of 2006. Revenue was $6.48 billion in third quarter 2007, up 12% from $5.78 billion in third quarter 2006. Average loans were $197.4 billion in third quarter 2007, up 14% from a year ago. Core deposits averaged $250.6 billion in third quarter 2007, up 8% over the prior year. Noninterest income in third quarter 2007 increased $618 million, or 25%, from $2.49 billion in third quarter 2006, largely due to higher revenue related to brokerage, deposit service charges, cards, investments and mortgage banking. Noninterest income for the first nine months of 2007 increased $1.96 billion from the same period of 2006. Noninterest expense increased $227 million and $662 million in the third quarter and first nine months of 2007, respectively, from the same periods in 2006, due to growth in personnel expense. The provision for credit losses increased $210 million, predominantly due to higher losses in the home equity and unsecured consumer credit portfolios.

Wholesale Banking’s net income increased 6% to $543 million in third quarter 2007 from $510 million in third quarter 2006. Net income increased 11% to $1.69 billion in the first nine months of 2007 from $1.53 billion in the first nine months of 2006. Revenue was $2.00 billion in third quarter 2007, up 12% from $1.78 billion in third quarter 2006, driven by strong loan and deposit growth and higher fee income. Net interest income increased 14% to $854 million in third quarter 2007 from $751 million in third quarter 2006. Average loans increased 21% from third quarter 2006, with double-digit increases across nearly all wholesale lending businesses. The increase in average loans included the impact of the acquisition of CIT Construction ($2.6 billion). Average core deposits were $55.5 billion, up 52% from a year ago, all in interest-bearing balances, reflecting a combination of organic growth from new and existing customers and conversions, completed in 2006, of customer sweep accounts from off-balance sheet money market funds into Wells Fargo deposits. Noninterest income for third quarter 2007 increased by $116 million from $1.03 billion the same period in 2006, due to higher commercial real estate brokerage fees, trust and investment income (reflecting a 14% increase in assets under management), foreign exchange and insurance revenue, partially offset by a lower level of capital markets activity, which included the $20 million write-down on commercial loans held for sale. Noninterest income was $3.75 billion for the first nine months of 2007 and $3.21 billion for the same period of 2006. Noninterest expense increased 16% to $1.15 billion in third quarter 2007 from $999 million in third quarter 2006, mainly due to higher personnel-related costs, including additional team members and higher incentive expenses, and expenses associated with higher sales volumes and acquisitions completed in the latter part of 2006. Noninterest expense was $3.56 billion in the first nine months of 2007 and $3.01 billion in the same period of 2006.
Wells Fargo Financial’s net income decreased 29% to $135 million in third quarter 2007 from $191 million in third quarter 2006. Third quarter 2006 results included a $50 million reversal of the allowance for credit losses that had been previously established for Hurricane Katrina in third quarter 2005. For the first nine months of 2007, net income was $403 million, compared with $694 million for the same period a year ago. Third quarter 2007 revenue of $1.4 billion was virtually flat compared with third quarter 2006. Net interest income increased $55 million, or 5%, to $1.06 billion in third quarter 2007 from $1.00 billion in third quarter 2006, due to growth in average loans. Average real estate secured receivables increased 24% to $26.1 billion and average auto finance receivables rose 5% to $27.8 billion from third quarter 2006. Noninterest expense increased 6% to $728 million in third quarter 2007 from $690 million in third quarter 2006, primarily due to the additional collection capacity added in 2006 in auto, along with higher collection and repossession costs and mortgage insurance premiums. Noninterest expense was $2.27 billion in the first nine months of 2007 and $2.06 billion in the same period of 2006. The provision for credit losses was $427 million for third quarter 2007 up from $377 million for third quarter 2006, which included the $50 million reversal of the allowance for Hurricane Katrina. Net credit losses for third quarter 2007 were flat compared with a year ago, with the $45 million increase in net losses for the credit card portfolio offset by a $32 million reduction in credit losses in the auto portfolio and declines in other consumer portfolios.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available-for-sale portfolio consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and yield enhancement. Accordingly, this portfolio primarily consists of very liquid, high-quality federal agency and municipal debt securities. At September 30, 2007, we held $54.9 billion of debt securities available for sale, compared with $41.8 billion at December 31, 2006, with net unrealized gains of $459 million and $722 million for the same periods, respectively. We also held $2.49 billion of marketable equity securities available for sale at September 30, 2007, and $796 million at December 31, 2006, with net unrealized gains of $122 million and $204 million for the same periods, respectively. The increase in marketable equity securities was primarily due to our adoption of Topic D-109 effective July 1, 2007, which resulted in the transfer of approximately $1.2 billion of securities, consisting of investments in preferred stock callable by the issuer, from trading assets to securities available for sale.
The weighted-average expected maturity of debt securities available for sale was 7.2 years at September 30, 2007. Since 76% of this portfolio was mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available-for-sale portfolio are shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2007	$42.0	$0.4	4.5 yrs.
At September 30, 2007, assuming a 200 basis point:
Increase in interest rates	38.5	(3.1)	7.5 yrs.
Decrease in interest rates	43.2	1.6	1.2 yrs.

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
Total loans at September 30, 2007, were $362.9 billion, up $55.4 billion, or 18%, from $307.5 billion at September 30, 2006. Consumer loans increased $32.4 billion to $215.8 billion at September 30, 2007, from $183.4 billion a year ago. Commercial and commercial real estate loans increased $21.7 billion to $139.2 billion at September 30, 2007, from $117.6 billion a year ago. Mortgages held for sale decreased to $29.7 billion at September 30, 2007, from $39.9 billion a year ago.

DEPOSITS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Noninterest-bearing	$82,365		$89,119		$86,849
Interest-bearing checking	4,376		3,540		3,279
Market rate and other savings	153,116		140,283		135,837
Savings certificates	41,863		37,282		34,828
Foreign deposits (1)	22,133		17,844		10,025

Core deposits	303,853		288,068		270,818
Other time deposits	2,448		13,819		32,185
Other foreign deposits	28,655		8,356		11,316

Total deposits	$334,956		$310,243		$314,319

(1)	During 2006, certain customer accounts (largely Wholesale Banking) were converted to deposit balances in the form of Eurodollar sweep accounts from off-balance sheet money market funds and repurchase agreements. We include Eurodollar sweep balances in total core deposits.
Average core deposits increased $36.4 billion, or 13%, to $306.1 billion in third quarter 2007 from third quarter 2006, predominantly due to growth in market rate and other savings, and savings certificates, along with growth in foreign deposits. Included in average core deposits were converted Eurodollar sweep balances of $9,888 million, $8,888 million and $3,343 million for the quarters ended September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Average core deposits increased 11% from third quarter 2006 not including the converted foreign balances.
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
NONACCRUAL LOANS AND OTHER ASSETS

	Sept. 30 ,	Dec. 31 ,	Sept. 30 ,
(in millions)	2007	2006	2006

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$399	$331	$256
Other real estate mortgage	133	105	116
Real estate construction	188	78	90
Lease financing	38	29	27

Total commercial and commercial real estate	758	543	489
Consumer:
Real estate 1-4 family first mortgage (1)	886	688	595
Real estate 1-4 family junior lien mortgage	238	212	200
Other revolving credit and installment	160	180	167

Total consumer	1,284	1,080	962
Foreign	46	43	38

Total nonaccrual loans (2)	2,088	1,666	1,489
As a percentage of total loans	0.58%	0.52%	0.48%
Foreclosed assets:
GNMA loans (3)	487	322	266
Other	603	423	342
Real estate and other nonaccrual investments (4)	5	5	3

Total nonaccrual loans and other assets	$3,183	$2,416	$2,100

As a percentage of total loans	0.88%	0.76%	0.68%

(1)	Includes nonaccrual mortgages held for sale.
(2)	Includes impaired loans of $394 million, $230 million and $192 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
A significant portion of the $1.1 billion increase in nonperforming assets from a year ago was in the residential real estate portfolios, with the balance from the auto and the commercial and commercial real estate portfolios. Commercial nonperforming assets increased $269 million in third quarter 2007 from a year ago. A significant portion of the commercial increase occurred this quarter, as one large, residential real estate developer was moved to nonperforming status.

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
The total of loans 90 days or more past due and still accruing was $5,526 million, $5,073 million and $3,664 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The total included $4,263 million, $3,913 million and $2,689 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs. The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA ADVANCES)

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$14		$15		$20
Other real estate mortgage	22		3		8
Real estate construction	10		3		4

Total commercial and commercial real estate	46		21		32
Consumer:
Real estate 1-4 family first mortgage (1)	225		154		123
Real estate 1-4 family junior lien mortgage	127		63		50
Credit card	303		262		213
Other revolving credit and installment	520		616		516

Total consumer	1,175		1,095		902
Foreign	42		44		41

Total	$1,263		$1,160		$975

(1)	Includes mortgages held for sale 90 days or more past due and still accruing.
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

Net credit losses and loss rates in the home equity portfolio increased over the prior quarter and prior year. Third quarter 2007 net credit losses in real estate 1-4 family junior liens were $153 million (0.83% of average loans, annualized), a $62 million increase from $91 million (0.51%) for second quarter 2007 and a $126 million increase from $27 million (0.17%) for third quarter 2006. The majority of the home equity portfolio segments, those sourced through our retail stores or through cross-sell from Wells Fargo Home Mortgage, performed satisfactorily during the quarter. Due to the continued soft national real estate market conditions we reduced maximum allowable combined loan-to-value advance rates for all sales channels during third quarter 2007. In addition, a segment of the portfolio, correspondent home equity loans purchased from third party originators, has demonstrated an unacceptable level of credit losses. The loans generated by our correspondent channel represented about 7% of the home equity portfolio at quarter end, but generated about 25% of the losses in the quarter. As this adverse trend emerged, we tightened credit standards earlier in 2007 and completely eliminated this channel during the third quarter. Given current real estate market conditions, credit losses in the home equity portfolio are likely to increase in fourth quarter 2007 and remain at elevated levels into 2008. Our real estate 1-4 family first mortgage portfolio continued to perform well, with net credit losses of $16 million (0.11% of average loans, annualized) for third quarter 2007, down from $19 million (0.13%) for second quarter 2007 and $22 million (0.18%) for third quarter 2006.
Because of our responsible lending and risk management practices, we have not faced many of the issues others have in the mortgage industry. We do not originate any negative amortizing mortgages, including option adjustable-rate mortgages (ARMs). We have minimal ARM reset risk across our owned loan portfolios. While our disciplined underwriting standards have resulted in first mortgage delinquencies below industry levels, we continued to tighten our underwriting standards in third quarter 2007. Wells Fargo Home Mortgage closed its nonprime wholesale channel early in third quarter, after closing its nonprime correspondent channel in second quarter 2007. Rates were increased for non-conforming mortgage loans during third quarter reflecting the reduced liquidity in the capital markets. In addition, even though we did not hold any nonprime no-documentation mortgages or nonprime low-documentation mortgages at September 30, 2007, in fourth quarter 2007, we began to portfolio small amounts of these mortgages in response to the reduced liquidity in the capital markets.
Credit quality in Wells Fargo Financial’s real estate-secured lending business has not experienced the level of credit degradation that many nonprime lenders have because of our disciplined underwriting practices. Wells Fargo Financial does not use brokers or correspondents in its business. We endeavor to ensure that there is a tangible benefit to the borrower before we make a loan. The recent guidance issued by the federal financial regulatory agencies in June 2007, Statement on Subprime Mortgage Lending, which addresses issues relating to certain ARM products, will not have a significant impact on Wells Fargo Financial’s operations, since many of those guidelines have long been part of our normal business practices. Additionally, we have been proactive in mitigating the credit risk in this portfolio by obtaining private mortgage insurance on a significant portion of our higher loan-to-value loans.
Higher credit losses in non-real estate consumer loans (credit card and other revolving credit and installment) were primarily due to typical second half seasonal increases in the indirect auto portfolio, with net auto losses for third quarter 2007 up $57 million from prior quarter. Year over year, net auto losses for third quarter 2007 were down $32 million. Net losses in all other consumer portfolios, including credit cards, increased only $32 million during the third quarter primarily due to slightly higher levels of bankruptcies and delinquency rates.
Credit performance in the commercial and commercial real estate portfolio remained strong, with credit losses of $125 million (0.37% of average loans, annualized) compared with $107 million (0.33%) in second quarter 2007 and $73 million (0.25%) in third quarter 2006. As is typical each quarter, the vast majority of these charge-offs came from the small business loan portfolio (loans under $100,000), which continued to perform as expected. Because of our Wholesale Banking business model, focused primarily on middle-market customers and regional commercial real estate, we do not actively participate in certain higher-risk activities. Wholesale Banking did not create any structured investment vehicles (SIVs) to hold off-balance sheet assets and has negligible exposure to SIVs, hedge funds, collateralized debt obligations (CDDs) and asset-backed commercial paper. Leveraged-buyout-related outstandings are diversified by business and borrower and total less than 2% of total Wells Fargo loans. Our residential real estate development portfolio of less than $6 billion, or 2% of total loans, continued to perform in a satisfactory manner.
We consider the allowance for credit losses of $4.02 billion adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2007. Given that the majority of our loan portfolio is consumer loans, for which losses tend to emerge within a relatively short, predictable timeframe, and that a significant portion of the allowance for credit losses is related to estimated credit losses associated with consumer loans, management believes that the provision for credit losses for consumer loans, absent any significant credit event, severe decrease in collateral values, significant acceleration of losses or significant change in payment behavior, will closely track the level of related net charge-offs. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” in our 2006 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2006 Form 10-K.
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

Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);
•	short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated — which could reduce portfolio income).
Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the value of MSRs, the value of the pension liability and other items affecting earnings.
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2007, our most recent simulation indicated estimated earnings at risk of approximately 6% of our most likely earnings plan over the next 12 months under a scenario in which the federal funds rate rises 225 basis points to 7.00% and the Constant Maturity Treasury bond yield rises 220 basis points to 6.70% over the same 12-month period. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair values of these derivatives as of September 30, 2007, and December 31, 2006, are presented in Note 20 (Derivatives) to Financial Statements. We use derivatives for asset/liability management in three ways:
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

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing virtually all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. From time to time, we hold originated ARMs in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of origination. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs as part of our corporate asset/liability management. We may also acquire and add to our securities available-for-sale portfolio a portion of the securities issued at the time we securitize mortgages held for sale.
Third quarter 2007 was a challenging quarter for the financial services industry with the downturn in the national housing market, deterioration in the capital markets, widening credit spreads and increases in market volatility, in addition to changes in interest rates discussed in the following sections. Notwithstanding the sharp downturn in the housing sector, the widening of nonconforming credit spreads and the lack of liquidity in the nonconforming secondary markets, our mortgage banking revenue grew, reflecting the complementary origination and servicing strengths of the business. The secondary market for agency-conforming mortgages functioned well for most of the quarter. However, with secondary market spreads widening, gain-on-sale margins declined. The mortgage warehouse and pipeline, which predominantly consists of prime mortgage loans, was written down by $378 million in third quarter 2007 to reflect the unusual widening in spreads between nonconforming and conforming agency market spreads. Many of these assets were then securitized and a large portion retained as securities in our available-for-sale portfolio at attractive yields. None of the newly added securities are collateralized by subprime mortgage loans. In addition to the write-down associated with the mortgage warehouse and pipeline, we further reduced mortgage origination gains by $112 million predominantly to reflect a write-down of mortgage loans held or repurchased during the quarter, as well as an increase to the repurchase reserve for projected early payment defaults.
The widening of mortgage spreads, due to illiquidity and market estimates of prepayments, that drove a decrease in the mortgage warehouse, positively impacted the MSRs valuation. While servicing income was reduced by $638 million, due to the impact of a more than 30 basis point decline in 30-year mortgage rates on the value of our MSRs during the quarter, the free-standing derivatives used as economic hedges of our MSRs increased by $1.2 billion. During the quarter, we also positioned our free-standing derivatives used as economic hedges to hold proportionately more non-mortgage-backed securities instruments, such as Treasury futures and options, swaps and options on swaps, which benefited our net results. We also sold $27 billion of our lowest-yielding mortgage-backed securities, which were largely used as on-balance sheet hedges of our MSRs, to provide further capacity to acquire higher yielding assets, and added $17 billion of securities and loans later in the quarter.
Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value, the value of mortgages held for sale (MHFS) and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of MSRs and MHFS, and the value of derivative loan commitments extended to mortgage applicants.

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
Under FAS 159, which we adopted January 1, 2007, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) helps reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
Under FAS 156, which we adopted January 1, 2006, we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs and periodically benchmark our estimates to independent appraisals. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose to not fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” In third quarter 2007, the gains on free-standing derivatives used to hedge the MSRs exceeded the decrease in the fair value of MSRs by $562 million, primarily due to wider agency versus non-agency mortgage spreads, wider mortgage-backed securities versus treasury/LIBOR-based spreads, and the market estimate of prepayment speeds due to slower housing turnover.

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
The total carrying value of our residential and commercial MSRs was $18.7 billion at September 30, 2007, and $18.0 billion at December 31, 2006. The weighted-average note rate on the owned servicing portfolio was 5.98% at September 30, 2007, and 5.92% at December 31, 2006. Our total MSRs were 1.35% of mortgage loans serviced for others at September 30, 2007, compared with 1.41% at December 31, 2006.
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize forwards and options, Eurodollar futures, and Treasury futures, forwards and options contracts as economic hedges against the potential decreases in the values of the loans. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged.
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2007, and December 31, 2006, are included in Note 20 (Derivatives) to Financial Statements. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities is the value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout third quarter 2007 was $35 million, with a lower bound of $10 million and an upper bound of $93 million.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $1.98 billion at September 30, 2007, and $1.67 billion at December 31, 2006.
We also have marketable equity securities in the available-for-sale investment portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate

ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $2.49 billion and cost was $2.37 billion at September 30, 2007, and $796 million and $592 million, respectively, at December 31, 2006. The increase in marketable equity securities was primarily due to our adoption of Topic D-109 effective July 1, 2007, which resulted in the transfer of approximately $1.2 billion of securities, consisting of investments in preferred stock callable by the issuer, from trading assets to securities available for sale.
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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets through whole-loan sales and securitizations.
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings). In third quarter 2007, net interest income was reduced by approximately $15 million due to temporarily elevated short-term LIBOR-based funding costs at the peak of the dislocation in the capital markets in August 2007.
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings. Moody’s Investors Service rates Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rates the Company’s senior debt as “Aa1.” In February 2007, Standard & Poor’s Ratings Services raised Wells Fargo Bank, N.A.’s credit rating to “AAA” from “AA+,” and raised the Company’s senior debt rating to “AA+” from “AA.” Wells Fargo Bank, N.A. is now the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. However, the Parent’s ability to issue debt and other securities under a registration statement filed with the SEC under these new rules is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $25 billion in outstanding short-term debt and $95 billion in outstanding long-term debt, subject to a total outstanding debt limit of $110 billion. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. During the first nine months of 2007, the Parent issued a total of $15.4 billion of registered senior notes, including $1.5 billion (denominated in pounds sterling) sold primarily in the United Kingdom. In October 2007, the Parent issued an additional $3.0 billion of registered senior notes. The Parent also issued $1.0 billion in junior subordinated debt in connection with the issuance of trust preferred securities by a statutory business trust formed by the Parent. Also, during the first nine months of 2007, the Parent issued $413 million in private placements (denominated in Australian dollars) under the Parent’s Australian debt issuance program. We used the proceeds from securities issued in the first nine months of 2007 for general corporate purposes and expect that the proceeds in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $50 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In March 2003, Wells Fargo Bank, N.A. established a $50 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $20 billion in outstanding short-term senior notes and $30 billion in long-term senior notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. During the first nine months of 2007, Wells Fargo Bank, N.A. issued $16.8 billion in short-term senior notes.
Wells Fargo Financial. In January 2006, Wells Fargo Financial Canada Corporation (WFFCC), a wholly-owned Canadian subsidiary of Wells Fargo Financial, Inc. (WFFI), qualified for distribution with the Canadian provincial securities exchanges CAD$7.0 billion of issuance authority. WFFI did not issue any debt in the first nine months of 2007. During the first nine months of 2007, WFFCC issued CAD$1.4 billion in senior notes. At September 30, 2007, the remaining issuance capacity for WFFCC was CAD$4.0 billion.

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
In March 2007, the Board authorized the repurchase of up to 75 million additional shares of our outstanding common stock, and in August 2007, the repurchase of up to 50 million additional shares. During the first nine months of 2007, we repurchased approximately 137 million shares of our common stock. We issued approximately 18 million shares of common stock in June 2007 in connection with the acquisition of Placer Sierra Bancshares. At September 30, 2007, the total remaining common stock repurchase authority was approximately 49 million shares. (For additional information regarding third quarter 2007 share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
In July 2007, the Board authorized a quarterly common stock dividend of 31 cents per share, an increase of 3 cents per share, or 11%, from the prior quarter. On October 1, 2007, we completed the acquisition of Greater Bay Bancorp with the issuance of approximately 40 million shares of our common stock.
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first nine months of 2007, retained earnings increased $3.5 billion, predominantly resulting from net income of $6.8 billion, less dividends of $2.9 billion. In the first nine months of 2007, we issued $1.9 billion of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.

At September 30, 2007, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements.
RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. This Report contains forward-looking statements that:
•	the amount recorded as a cumulative effect of change in accounting principle upon adoption of FSP 13-2 will be recognized back into income over the remaining terms of the affected leases;
•	we expect that the adoption of EITF 06-4 and EITF 06-10 will reduce beginning retained earnings for 2008 by approximately $20 million (after tax);
•	loans and securities purchased in third quarter 2007 will benefit net interest margin in fourth quarter 2007;
•	we may be required to recognize expense and income, the amount and timing of which will be determined by definitive SEC accounting guidance, related to the Visa restructuring transactions, Visa’s initial public offering, and our obligations under related loss and judgement sharing agreements with Visa in connection with certain litigation;
•	we expect FIN 48 will cause more volatility in our effective tax rate from quarter to quarter;
•	we expect the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	credit losses in our home equity portfolio are likely to increase in fourth quarter 2007 and remain at elevated levels into 2008;
•	the recent guidance issued by federal financial regulatory agencies for nonprime mortgage lending will not have a significant impact on Wells Fargo Financial’s operations;
•	our auto loan portfolio typically experiences higher credit losses in the second half of the year;
•	we believe the provision for credit losses for consumer loans, absent a significant credit event, severe decrease in collateral values, significant acceleration of losses or significant change in payment behavior, will closely follow the level of related net charge-offs;
•	we believe the election to measure new prime mortgages held for sale and other interests held at fair value will reduce certain timing differences and better match changes in the value of these interests with changes in the value of derivatives used to hedge these interests;
•	we expect changes in the fair value of derivative financial instruments used as economic hedges of derivative loan commitments will fully or partially offset changes in the fair value of such commitments to the extent changes in value are due to interest rate changes;
•	we expect to use the proceeds of securities issued in the future for general corporate purposes;

•	we do not expect to make a contribution to the Cash Balance Plan in 2007;
•	we expect to recover our affordable housing investments over time through realization of federal low-income housing tax credits;
•	we do not expect the amount of any additional consideration that may be payable in connection with previous acquisitions to be material; and
•	we expect $34 million of net deferred gains on derivatives in other comprehensive income at September 30, 2007, will be reclassified as earnings in the next 12 months.
This Report also includes various statements about the estimated impact on our earnings from simulated changes in interest rates.
Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to sell more products to our existing customers;
•	decreased demand for our products and services because of an economic slowdown;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs because of changes in interest rates or hedging activities;
•	reduced liquidity and value of certain asset classes, such as mortgage loans, due to volatility and risk aversion in the secondary markets;
•	reduced earnings due to higher credit losses generally and specifically because:
o	losses in our consumer auto loan portfolio remain at or above historic levels notwithstanding our collections and underwriting efforts; and/or
o	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to declining home values, increasing interest rates, increasing unemployment or other economic factors;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	federal and state regulations, including those relating to nonprime and student lending activities;
•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments;
•	the inability to obtain private mortgage insurance on our loans at reasonable or economical rates; and
•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2006 Form 10-K, including “Risk Factors,” for information about these factors. Refer also to this Report, including the discussion under “Risk Management” in the Financial

Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2006 Form 10-K.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2007, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2007	2006		2007	2006

INTEREST INCOME
Trading assets	$37	$45		$137	$179
Securities available for sale	1,032	1,014		2,470	2,552
Mortgages held for sale	586	702		1,694	2,119
Loans held for sale	19	12		51	34
Loans	7,477	6,555		21,341	18,910
Other interest income	72	71		242	214

Total interest income	9,223	8,399		25,935	24,008

INTEREST EXPENSE
Deposits	2,218	1,997		6,016	5,273
Short-term borrowings	464	271		865	830
Long-term debt	1,261	1,084		3,568	3,004

Total interest expense	3,943	3,352		10,449	9,107

NET INTEREST INCOME	5,280	5,047		15,486	14,901
Provision for credit losses	892	613		2,327	1,478

Net interest income after provision for credit losses	4,388	4,434		13,159	13,423

NONINTEREST INCOME
Service charges on deposit accounts	837	707		2,262	1,995
Trust and investment fees	777	664		2,347	2,002
Card fees	561	464		1,548	1,266
Other fees	566	509		1,715	1,507
Mortgage banking	823	484		2,302	1,634
Operating leases	171	192		550	593
Insurance	329	313		1,160	1,041
Net gains (losses) on debt securities available for sale	160	121		149	(70)
Net gains from equity investments	173	159		512	482
Other	176	274		1,154	927

Total noninterest income	4,573	3,887		13,699	11,377

NONINTEREST EXPENSE
Salaries	1,933	1,769		5,707	5,195
Incentive compensation	802	710		2,444	2,092
Employee benefits	518	458		1,764	1,534
Equipment	295	294		924	913
Net occupancy	398	357		1,132	1,038
Operating leases	136	155		437	473
Other	1,419	1,338		4,346	4,086

Total noninterest expense	5,501	5,081		16,754	15,331

INCOME BEFORE INCOME TAX EXPENSE	3,460	3,240		10,104	9,469
Income tax expense	1,177	1,046		3,298	3,168

NET INCOME	$2,283	$2,194		$6,806	$6,301

EARNINGS PER COMMON SHARE	$0.69	$0.65		$2.03	$1.87
DILUTED EARNINGS PER COMMON SHARE	$0.68	$0.64		$2.01	$1.85
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$—		$0.87	$0.80
Average common shares outstanding	3,339.6	3,371.9		3,355.5	3,364.6
Diluted average common shares outstanding	3,374.0	3,416.0		3,392.9	3,405.5

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2007	2006	2006

ASSETS
Cash and due from banks	$12,200	$15,028	$12,591
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,546	6,078	4,079
Trading assets	7,298	5,607	5,300
Securities available for sale	57,440	42,629	52,635
Mortgages held for sale (includes $26,714 carried at fair value at September 30, 2007)	29,699	33,097	39,913
Loans held for sale	1,011	721	617
Loans	362,922	319,116	307,491
Allowance for loan losses	(3,829)	(3,764)	(3,799)

Net loans	359,093	315,352	303,692

Mortgage servicing rights:
Measured at fair value (residential MSRs)	18,223	17,591	17,712
Amortized	460	377	328
Premises and equipment, net	5,002	4,698	4,645
Goodwill	12,018	11,275	11,192
Other assets	41,737	29,543	30,737

Total assets	$548,727	$481,996	$483,441

LIABILITIES
Noninterest-bearing deposits	$82,365	$89,119	$86,849
Interest-bearing deposits	252,591	221,124	227,470

Total deposits	334,956	310,243	314,319
Short-term borrowings	41,729	12,829	13,800
Accrued expenses and other liabilities	28,712	25,903	26,369
Long-term debt	95,592	87,145	84,091

Total liabilities	500,989	436,120	438,579

STOCKHOLDERS’ EQUITY
Preferred stock	545	384	465
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	8,089	7,739	7,667
Retained earnings	38,817	35,277	34,080
Cumulative other comprehensive income	291	302	633
Treasury stock — 147,535,970 shares, 95,612,189 shares and 100,057,636 shares	(5,209)	(3,203)	(3,273)
Unearned ESOP shares	(583)	(411)	(498)

Total stockholders’ equity	47,738	45,876	44,862

Total liabilities and stockholders’ equity	$548,727	$481,996	$483,441

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2005	3,355,166,064	$325	$5,788	$7,040	$30,580	$665	$(3,390)	$(348)	$40,660

Cumulative effect from adoption of FAS 156					101				101

BALANCE JANUARY 1, 2006	3,355,166,064	325	5,788	7,040	30,681	665	(3,390)	(348)	40,761

Comprehensive income:
Net income					6,301				6,301
Other comprehensive income, net of tax:
Translation adjustments						4			4
Minimum pension liability adjustment						(3)			(3)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $87 million of net gains included in net income						(6)			(6)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $71 million of net gains on cash flow hedges included in net income						(27)			(27)

Total comprehensive income									6,269
Common stock issued	56,859,649			(48)	(207)		1,674		1,419
Common stock repurchased	(47,488,608)						(1,566)		(1,566)
Preferred stock (414,000) issued to ESOP		414		29				(443)	—
Preferred stock released to ESOP				(19)				293	274
Preferred stock (274,457) converted to common shares	8,167,309	(274)		31			243		—
Common stock dividends					(2,695)				(2,695)
Tax benefit upon exercise of stock options				179					179
Stock option compensation expense				108					108
Net change in deferred compensation and related plans				39			(23)		16
Reclassification of share-based plans				308			(211)		97

Net change	17,538,350	140	—	627	3,399	(32)	117	(150)	4,101

BALANCE SEPTEMBER 30, 2006	3,372,704,414	$465	$5,788	$7,667	$34,080	$633	$(3,273)	$(498)	$44,862

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,277	$302	$(3,203)	$(411)	$45,876

Cumulative effect of adoption of FSP13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,206	302	(3,203)	(411)	45,805

Comprehensive income:
Net income					6,806				6,806
Other comprehensive income, net of tax:
Translation adjustments						24			24
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $133 million of net gains included in net income						(226)			(226)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $61 million of net gains on cash flow hedges included in net income						174			174
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						17			17

Total comprehensive income									6,795
Common stock issued	58,568,656			(99)	(276)		1,906		1,531
Common stock issued for acquisitions	17,705,418			68			581		649
Common stock repurchased	(137,404,390)						(4,765)		(4,765)
Preferred stock (484,000) issued to ESOP		484		34				(518)	—
Preferred stock released to ESOP				(23)				346	323
Preferred stock (323,069) converted to common shares	9,206,535	(323)		20			303		—
Common stock dividends					(2,919)				(2,919)
Tax benefit upon exercise of stock options				199					199
Stock option compensation expense				107					107
Net change in deferred compensation and related plans				44			(31)		13

Net change	(51,923,781)	161	—	350	3,611	(11)	(2,006)	(172)	1,933

BALANCE SEPTEMBER 30, 2007	3,325,226,080	$545	$5,788	$8,089	$38,817	$291	$(5,209)	$(583)	$47,738

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2007	2006

Cash flows from operating activities:
Net income	$6,806	$6,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,327	1,478
Changes in fair value of MSRs (residential) and MHFS carried at fair value	474	1,736
Depreciation and amortization	1,141	2,250
Other net gains	(1,337)	(1,128)
Preferred shares released to ESOP	323	274
Stock option compensation expense	107	108
Excess tax benefits related to stock option payments	(185)	(179)
Originations of MHFS	(176,135)	(180,739)
Proceeds from sales of and principal collected on mortgages originated for sale	175,746	179,039
Net change in:
Trading assets	(2,959)	5,582
Loans originated for sale	(285)	(5)
Deferred income taxes	632	877
Accrued interest receivable	(446)	(265)
Accrued interest payable	(59)	358
Other assets, net	(5,516)	2,949
Other accrued expenses and liabilities, net	3,059	3,136

Net cash provided by operating activities	3,693	21,772

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	1,539	1,282
Securities available for sale:
Sales proceeds	37,297	43,896
Prepayments and maturities	6,868	5,757
Purchases	(54,192)	(61,347)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(34,020)	(26,503)
Proceeds from sales (including participations) of loans by banking subsidiaries	2,611	35,637
Purchases (including participations) of loans by banking subsidiaries	(7,543)	(4,136)
Principal collected on nonbank entities’ loans	16,461	18,130
Loans originated by nonbank entities	(19,190)	(19,956)
Net cash paid for acquisitions	(2,862)	(526)
Proceeds from sales of foreclosed assets	1,014	376
Other changes in MSRs	(1,717)	(5,127)
Other, net	(5,662)	(3,287)

Net cash used by investing activities	(59,396)	(15,804)

Cash flows from financing activities:
Net change in:
Deposits	22,954	(376)
Short-term borrowings	28,760	(10,139)
Long-term debt:
Proceeds from issuance	22,569	14,987
Repayment	(14,846)	(10,632)
Common stock:
Proceeds from issuance	1,531	1,419
Repurchased	(4,765)	(1,566)
Cash dividends paid	(2,919)	(2,695)
Excess tax benefits related to stock option payments	185	179
Other, net	(594)	49

Net cash provided (used) by financing activities	52,875	(8,774)

Net change in cash and due from banks	(2,828)	(2,806)
Cash and due from banks at beginning of period	15,028	15,397

Cash and due from banks at end of period	$12,200	$12,591

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,508	$8,749
Income taxes	2,613	1,423
Noncash investing and financing activities:
Transfers from trading assets to securities available for sale	$1,268	$—
Transfers from loans to MHFS	—	32,381
Transfers from MHFS to loans	1,522	—
Transfers from loans to foreclosed assets	1,978	1,243

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
On July 1, 2007, we adopted Emerging Issues Task Force (EITF) Topic D-109, Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No. 133 (Topic D-109), which provides clarifying guidance as to whether certain hybrid financial instruments are more akin to debt or equity, for purposes of evaluating whether the embedded derivative financial instrument requires separate accounting under FAS 133. In accordance with the transition provisions of Topic D-109, we transferred $1.2 billion of securities, consisting of investments in preferred stock callable by the issuer, from trading assets to securities available for sale. Because the securities were carried at fair value, the adoption of Topic D-109 did not have any effect on our total stockholders’ equity.
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2006 Form 10-K. There have been no significant changes to these policies, except as discussed below for mortgages held for sale and income taxes, based on these new pronouncements.
MORTGAGES HELD FOR SALE
Mortgages held for sale (MHFS) include commercial and residential mortgages originated for sale and securitization in the secondary market, which is our principal market, or for sale as whole loans. Effective January 1, 2007, upon adoption of FAS 159, we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations. (See Note 16.) These loans are initially recorded and carried at fair value, with changes in the fair value of these loans recognized in mortgage banking noninterest income. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
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
INCOME TAXES
We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions.
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
Transactions completed in the first nine months of 2007 were:

(in millions)	Date	Assets

Placer Sierra Bancshares, Sacramento, California	June 1	$2,644
Certain assets of The CIT Group/Equipment Financing, Inc., Tempe, Arizona	June 29	2,888
Other (1)		36

		$5,568

(1)	Consists of the acquisition of an insurance brokerage business.
Effective October 1, 2007, we acquired Greater Bay Bancorp, a bank holding company with $7.4 billion in assets based in East Palo Alto, California, with the issuance of approximately 40 million shares of our common stock.

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Federal funds sold and securities purchased under resale agreements	$3,436		$5,024		$2,768
Interest-earning deposits	499		413		629
Other short-term investments	611		641		682

Total	$4,546		$6,078		$4,079

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Sept. 30, 2007		Dec. 31, 2006		Sept. 30, 2006
		Fair		Fair		Fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$859	$860	$774	$768	$892	$886
Securities of U.S. states and political subdivisions	5,698	5,786	3,387	3,530	3,241	3,388
Mortgage-backed securities:
Federal agencies	29,470	29,902	26,981	27,463	35,549	36,045
Private collateralized mortgage obligations (1)	12,083	12,086	3,989	4,046	4,842	4,912

Total mortgage-backed securities	41,553	41,988	30,970	31,509	40,391	40,957
Other	6,377	6,312	5,980	6,026	6,549	6,575

Total debt securities	54,487	54,946	41,111	41,833	51,073	51,806
Marketable equity securities	2,372	2,494	592	796	597	829

Total	$56,859	$57,440	$41,703	$42,629	$51,670	$52,635

(1)	Substantially all of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the net unrealized gains on securities available for sale. The net unrealized gains on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Gross unrealized gains	$857		$987		$1,050
Gross unrealized losses	(276)		(61)		(85)

Net unrealized gains	$581		$926		$965

The following table shows the net realized gains on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2007	2006		2007	2006

Gross realized gains	$212	$143		$292	$390
Gross realized losses (1)	(23)	(15)		(77)	(273)

Net realized gains	$189	$128		$215	$117

(1)	Includes other-than-temporary impairment of $3 million and $7 million for the third quarter and first nine months of 2007, respectively, and $4 million and $17 million for the third quarter and first nine months of 2006, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $3,562 million, $3,113 million and $3,050 million, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Commercial and commercial real estate:
Commercial	$82,598		$70,404		$66,797
Other real estate mortgage	33,227		30,112		29,914
Real estate construction	17,301		15,935		15,397
Lease financing	6,089		5,614		5,443

Total commercial and commercial real estate	139,215		122,065		117,551
Consumer:
Real estate 1-4 family first mortgage	66,877		53,228		49,765
Real estate 1-4 family junior lien mortgage	74,632		68,926		67,185
Credit card	17,129		14,697		13,343
Other revolving credit and installment	57,180		53,534		53,080

Total consumer	215,818		190,385		183,373
Foreign	7,889		6,666		6,567

Total loans	$362,922		$319,116		$307,491

The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Impairment measurement based on:
Collateral value method	$267		$122		$121
Discounted cash flow method	127		108		71

Total (1)	$394		$230		$192

(1)	Includes $221 million, $146 million and $61 million of impaired loans with a related allowance of $24 million, $29 million and $8 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
The average recorded investment in impaired loans was $308 million and $168 million for third quarter 2007 and 2006, respectively, and $273 million and $159 million for the first nine months of 2007 and 2006, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30	,
(in millions)	2007	2006	2007	2006

Balance, beginning of period	$4,007	$4,035	$3,964	$4,057
Provision for credit losses	892	613	2,327	1,478
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(155)	(103)	(408)	(275)
Other real estate mortgage	—	(1)	(2)	(3)
Real estate construction	(3)	(1)	(5)	(1)
Lease financing	(8)	(6)	(24)	(22)

Total commercial and commercial real estate	(166)	(111)	(439)	(301)
Consumer:
Real estate 1-4 family first mortgage	(22)	(30)	(71)	(81)
Real estate 1-4 family junior lien mortgage	(167)	(36)	(357)	(98)
Credit card	(205)	(133)	(579)	(351)
Other revolving credit and installment	(473)	(501)	(1,381)	(1,172)

Total consumer	(867)	(700)	(2,388)	(1,702)
Foreign	(69)	(74)	(195)	(222)

Total loan charge-offs	(1,102)	(885)	(3,022)	(2,225)

Loan recoveries:
Commercial and commercial real estate:
Commercial	35	26	84	84
Other real estate mortgage	2	8	7	14
Real estate construction	1	—	2	2
Lease financing	3	4	12	16

Total commercial and commercial real estate	41	38	105	116
Consumer:
Real estate 1-4 family first mortgage	6	8	18	20
Real estate 1-4 family junior lien mortgage	14	9	39	27
Credit card	29	23	90	72
Other revolving credit and installment	105	124	393	401

Total consumer	154	164	540	520
Foreign	15	20	50	61

Total loan recoveries	210	222	695	697

Net loan charge-offs	(892)	(663)	(2,327)	(1,528)

Allowances related to business combinations/other	11	(7)	54	(29)

Balance, end of period	$4,018	$3,978	$4,018	$3,978

Components:
Allowance for loan losses	$3,829	$3,799	$3,829	$3,799
Reserve for unfunded credit commitments	189	179	189	179

Allowance for credit losses	$4,018	$3,978	$4,018	$3,978

Net loan charge-offs (annualized) as a percentage of average total loans	1.01%	0.86%	0.93%	0.67%
Allowance for loan losses as a percentage of total loans	1.06%	1.24%	1.06%	1.24%
Allowance for credit losses as a percentage of total loans	1.11	1.29	1.11	1.29

6. OTHER ASSETS
The components of other assets were:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2007		2006		2006

Nonmarketable equity investments:
Private equity investments	$1,982		$1,671		$1,654
Federal bank stock	1,637		1,326		1,338
All other	2,672		2,240		2,084

Total nonmarketable equity investments (1)	6,291		5,237		5,076
Operating lease assets	2,526		3,091		3,120
Accounts receivable	16,750		7,522		7,048
Interest receivable	3,016		2,570		2,544
Core deposit intangibles	362		383		410
Foreclosed assets:
GNMA loans (2)	487		322		266
Other	603		423		342
Due from customers on acceptances	83		103		140
Other	11,619		9,892		11,791

Total other assets	$41,737		$29,543		$30,737

(1)	At September 30, 2007, December 31, 2006, and September 30, 2006, $5.4 billion, $4.5 billion and $4.4 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	Consistent with regulatory reporting requirements, foreclosed assets included foreclosed real estate securing Government National Mortgage Association (GNMA) loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are fully collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2007	2006		2007	2006

Net gains from private equity investments	$144	$152		$446	$295
Net gains (losses) from all other nonmarketable equity investments	(7)	8		(24)	(11)

Net gains from nonmarketable equity investments	$137	$160		$422	$284

7. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	September 30				,
	2007		2006
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (commercial) (1)	$592	$132	$396	$68
Core deposit intangibles	2,434	2,072	2,374	1,964
Credit card and other intangibles	656	410	576	370

Total intangible assets	$3,682	$2,614	$3,346	$2,402

MSRs (fair value) (1)	$18,223		$17,712
Trademark	14		14

(1)	See Note 15 for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of September 30, 2007, follows:

	Core
	deposit
(in millions)	intangibles	Other	(1)	Total

Nine months ended September 30, 2007 (actual)	$81	$79		$160

Estimate for year ended December 31,
2007	$108	$112		$220
2008	104	115		219
2009	95	102		197
2010	84	92		176
2011	25	81		106
2012	7	71		78

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based the projections of amortization expense shown above on existing asset balances at September 30, 2007. Future amortization expense may vary based on additional core deposit or other intangibles acquired through business combinations.

8. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking	Banking	Financial	Company

December 31, 2005	$7,374	$3,047	$366	$10,787
Goodwill from business combinations	30	373	—	403
Foreign currency translation adjustments	—	—	2	2
Realignment of businesses (primarily insurance)	(19)	19	—	—

September 30, 2006	$7,385	$3,439	$368	$11,192

December 31, 2006	$7,385	$3,524	$366	$11,275
Goodwill from business combinations	473	262	—	735
Foreign currency translation adjustments	—	—	8	8

September 30, 2007	$7,858	$3,786	$374	$12,018

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 13 for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking	Banking	Financial	Enterprise	Company

September 30, 2006	$3,538	$1,489	$368	$5,797	$11,192
September 30, 2007	4,011	1,836	374	5,797	12,018

9. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2007		2006		2006		2007		2006		2006		Minimum	Maximum
ESOP Preferred Stock (1):
2007	181,016		—		—		$181		$—		$—		10.75%	11.75%
2006	104,966		115,521		162,493		105		116		162		10.75	11.75
2005	81,134		84,284		89,984		81		84		90		9.75	10.75
2004	62,960		65,180		71,280		63		65		71		8.50	9.50
2003	43,143		44,843		49,843		43		45		50		8.50	9.50
2002	31,679		32,874		37,774		32		33		38		10.50	11.50
2001	21,593		22,303		27,003		21		22		27		10.50	11.50
2000	13,744		14,142		18,542		14		14		19		11.50	12.50
1999	3,961		4,094		6,094		4		4		6		10.30	11.30
1998	539		563		1,863		1		1		2		10.75	11.75
1997	—		—		130		—		—		—		9.50	10.50

Total ESOP Preferred Stock	544,735		383,804		465,006		$545		$384		$465

Unearned ESOP shares (2)							$(583)		$(411)		$(498)

(1)	Liquidation preference $1,000. At September 30, 2007, December 31, 2006, and September 30, 2006, additional paid-in capital included $38 million, $27 million and $33 million, respectively, related to preferred stock.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

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
The net periodic benefit cost was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended September 30,	2007			2006

Service cost	$71	$4	$4	$62	$4	$4
Interest cost	60	4	10	56	4	10
Expected return on plan assets	(112)	—	(9)	(105)	—	(8)
Amortization of net actuarial loss (1)	8	4	1	14	2	1
Amortization of prior service cost	—	(1)	(1)	—	—	(1)

Net periodic benefit cost	$27	$11	$5	$27	$10	$6

Nine months ended September 30,
Service cost	$211	$12	$12	$186	$12	$12
Interest cost	182	12	30	168	12	30
Expected return on plan assets	(337)	—	(27)	(315)	—	(24)
Amortization of net actuarial loss (1)	24	10	4	42	6	4
Amortization of prior service cost	—	(2)	(3)	—	—	(3)
Special termination benefits	—	—	—	2	—	—
Curtailment gain	—	—	—	—	—	(9)

Net periodic benefit cost	$80	$32	$16	$83	$30	$10

(1)	Net actuarial loss is generally amortized over five years.

11. INCOME TAXES
On January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings at the date of adoption. At January 1, 2007, the total amount of unrecognized tax benefits was $3.1 billion, of which $1.7 billion was related to tax benefits that, if recognized, would impact the annual effective tax rate. We recognize both interest and penalties as a component of income tax expense. The liability for unrecognized tax benefits included $262 million of interest and no penalties. It is reasonably possible that the total unrecognized tax benefit as of January 1, 2007, could decrease by an estimated $380 million by December 31, 2007, as a result of expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this benefit could be substantially offset by new matters arising during the same period. We are subject to U.S. federal income tax as well as income tax in numerous state and foreign jurisdictions. With few exceptions, we are not subject to federal income tax examinations for taxable years prior to 2005, foreign income tax examinations for taxable years prior to 2003, or state and local income tax examinations prior to 2002.
We expect that the adoption of FIN 48 will result in increased volatility in our quarterly and annual effective income tax rate because FIN 48 requires that any change in judgment or change in measurement of a tax position taken in a prior annual period be recognized as a discrete event in the period in which it occurs. In first quarter 2007 income tax expense was reduced by $119 million primarily due to the resolution of certain outstanding federal income tax matters for periods prior to 2002. Income tax expense was increased in second and third quarter 2007 by $4 million and $10 million, respectively, due to various discrete events.

12. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter			Nine months
	ended September 30		,	ended September 30		,
(in millions, except per share amounts)	2007	2006		2007	2006

Net income (numerator)	$2,283	$2,194		$6,806	$6,301

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,339.6	3,371.9		3,355.5	3,364.6

Per share	$0.69	$0.65		$2.03	$1.87

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,339.6	3,371.9		3,355.5	3,364.6
Add: Stock options	34.3	44.0		37.3	40.8
Restricted share rights	0.1	0.1		0.1	0.1

Diluted average common shares outstanding (denominator)	3,374.0	3,416.0		3,392.9	3,405.5

Per share	$0.68	$0.64		$2.01	$1.85

At September 30, 2007 and 2006, options to purchase 8.9 million and 4.4 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

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
The Community Banking Group offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, securities brokerage through affiliates and venture capital financing. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds, as well as personal trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts and merchant payment processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.
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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company

Quarter ended September 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (1)	$3,367	$3,292	$854	$751	$1,059	$1,004	$5,280	$5,047
Provision for credit losses	446	236	19	—	427	377	892	613
Noninterest income	3,110	2,492	1,149	1,033	314	362	4,573	3,887
Noninterest expense	3,619	3,392	1,154	999	728	690	5,501	5,081

Income before income tax expense	2,412	2,156	830	785	218	299	3,460	3,240
Income tax expense	807	663	287	275	83	108	1,177	1,046

Net income	$1,605	$1,493	$543	$510	$135	$191	$2,283	$2,194

Average loans	$197.4	$172.5	$87.5	$72.3	$65.8	$59.2	$350.7	$304.0
Average assets (2)	348.2	326.7	115.8	97.5	71.7	64.7	541.5	494.7
Average core deposits	250.6	233.1	55.5	36.5	—	0.1	306.1	269.7
Nine months ended September 30,
Net interest income (1)	$9,890	$9,869	$2,449	$2,137	$3,147	$2,895	$15,486	$14,901
Provision (reversal of provision) for credit losses	1,105	612	33	(9)	1,189	875	2,327	1,478
Noninterest income	8,988	7,033	3,750	3,214	961	1,130	13,699	11,377
Noninterest expense	10,926	10,264	3,560	3,009	2,268	2,058	16,754	15,331

Income before income tax expense	6,847	6,026	2,606	2,351	651	1,092	10,104	9,469
Income tax expense	2,137	1,946	913	824	248	398	3,298	3,168

Net income	$4,710	$4,080	$1,693	$1,527	$403	$694	$6,806	$6,301

Average loans	$188.2	$178.8	$82.4	$70.1	$64.2	$56.2	$334.8	$305.1
Average assets (2)	325.1	322.9	108.1	96.9	70.0	61.6	509.0	487.2
Average core deposits	248.5	231.4	50.6	32.3	—	0.1	299.1	263.8

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

14. VARIABLE INTEREST ENTITIES
We are a variable interest holder in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $4.5 billion and $3.4 billion in total assets at September 30, 2007, and December 31, 2006, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a majority of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities formed to provide affordable housing and to securitize corporate debt that had approximately $4.3 billion and $2.9 billion in total assets at September 30, 2007, and December 31, 2006, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $1.7 billion and $980 million at September 30, 2007, and December 31, 2006, respectively, primarily representing investments in entities formed to invest in affordable housing. However, we expect to recover our investment over time, primarily through realization of federal low-income housing tax credits.

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
The changes in residential MSRs measured using the fair value method were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2007	2006	2007	2006

Fair value, beginning of period	$18,733	$15,650	$17,591	$12,547
Purchases	188	2,907	489	3,637
Servicing from securitizations or asset transfers	951	965	2,808	3,264
Sales	(292)	—	(1,714)	—

Net additions	847	3,872	1,583	6,901
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(638)	(1,147)	1,364	(75)
Other changes in fair value (2)	(719)	(663)	(2,315)	(1,661)

Total changes in fair value	(1,357)	(1,810)	(951)	(1,736)

Fair value, end of period	$18,223	$17,712	$18,223	$17,712

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2007	2006		2007	2006

Balance, beginning of period	$418	$175		$377	$122
Purchases (1)	46	161		101	225
Servicing from securitizations or asset transfers (1)	12	2		33	2
Amortization	(16)	(10)		(51)	(21)

Balance, end of period (2)	$460	$328		$460	$328

Fair value of amortized MSRs:
Beginning of period	$561	$252		$457	$146
End of period	602	440		602	440

(1)	Based on September 30, 2007, assumptions, the weighted-average amortization period for MSRs added during the third quarter and first nine months of 2007 was approximately 10.2 years and 10.7 years, respectively.
(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	September 30		,
(in billions)	2007	2006

Loans serviced for others (1)	$1,380	$1,235
Owned loans serviced (2)	97	90

Total owned servicing	1,477	1,325
Sub-servicing	22	20

Total managed servicing portfolio	$1,499	$1,345

Ratio of MSRs to related loans serviced for others	1.35%	1.46%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2007	2006	2007	2006

Servicing income, net:
Servicing fees (1)	$970	$947	$3,031	$2,514
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(638)	(1,147)	1,364	(75)
Other changes in fair value (3)	(719)	(663)	(2,315)	(1,661)

Total changes in fair value of residential MSRs	(1,357)	(1,810)	(951)	(1,736)
Amortization	(16)	(10)	(51)	(21)
Net derivative gains (losses) from economic hedges (4)	1,200	1,061	(1,061)	(178)

Total servicing income, net	797	188	968	579
Net gains (losses) on mortgage loan origination/sales activities	(61)	179	1,069	811
All other	87	117	265	244

Total mortgage banking noninterest income	$823	$484	$2,302	$1,634

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$562	$(86)	$303	$(253)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 20 — Free-Standing Derivatives for additional discussion and detail.

16. FAIR VALUES OF ASSETS AND LIABILITIES
Effective January 1, 2007, upon adoption of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, we elected to measure mortgages held for sale (MHFS) at fair value prospectively for new prime residential MHFS originations for which an active secondary market and readily available market prices currently exist to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. There was no transition adjustment required upon adoption of FAS 159 for MHFS because we continued to account for MHFS originated prior to 2007 at the lower of cost or market value. At December 31, 2006, the book value of other interests held was equal to fair value and, therefore, a transition adjustment was not required. Upon adoption of FAS 159, we were also required to adopt FAS 157, Fair Value Measurements.
In accordance with FAS 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer or broker markets. For example, substantially all of our MHFS are valued based on what securitization markets are currently offering for mortgage loans with similar characteristics. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2007
(in millions)	Total	Level 1	Level 2	Level 3

Trading assets	$7,298	$1,403	$5,385	$510
Securities available for sale	57,440	32,734	20,969	3,737
Mortgages held for sale	26,714	—	26,636	78
Mortgage servicing rights (residential)	18,223	—	—	18,223
Other assets	1,060	791	249	20

Total	$110,735	$34,928	$53,239	$22,568

Other liabilities	$(3,079)	$(1,936)	$(822)	$(321)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Trading					Mortgage		Net		Other
	assets		Securities	Mortgages		servicing		derivative		liabilities
	(excluding		available	held for		rights		assets and		(excluding
(in millions)	derivatives)		for sale	sale		(residential)		liabilities		derivatives)

Quarter ended September 30, 2007
Balance, beginning of quarter	$466		$2,014	$—		$18,733		$(79)		$(277)
Total net gains (losses) for the quarter included in:
Net income	(52)		—	(1)		(1,357)		124		(19)
Other comprehensive income	—		(8)	—		—		—		—
Purchases, sales, issuances and settlements, net	96		1,731	16		847		(71)		21
Net transfers into/out of Level 3	—		—	63	(3)	—		—		—

Balance, end of quarter	$510		$3,737	$78		$18,223		$(26)		$(275)

Net unrealized losses included in net income for the quarter relating to assets and liabilities held at September 30, 2007 (1)	$(37	)(2)	$—	$(1	)(4)	$(603	)(4)(5)	$(17	)(4)	$(20	)(4)

Nine months ended September 30, 2007
Balance, beginning of period	$360		$3,447	$—		$17,591		$(68)		$(282)
Total net losses for the period included in:
Net income	(31)		—	(1)		(951)		(259)		(47)
Other comprehensive income	—		(8)	—		—		—		—
Purchases, sales, issuances and settlements, net	181		298	16		1,583		297		54
Net transfers into/out of Level 3	—		—	63	(3)	—		4		—

Balance, end of period	$510		$3,737	$78		$18,223		$(26)		$(275)

Net unrealized gains (losses) included in net income for the period relating to assets and liabilities held at September 30, 2007 (1)	$15	(2)	$—	$(1	)(4)	$1,341	(4)(5)	$(22	)(4)	$(48	)(4)

(1)	Represents only net gains (losses) that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Represents loans previously classified as Level 2 that became unsaleable during third quarter 2007; therefore the fair value measurement was derived from discounted cash flow models using unobservable inputs and assumptions.
(4)	Included in mortgage banking in the income statement.
(5)	Represents total unrealized losses of $638 million, net of losses of $35 million related to sales, for third quarter 2007, and total unrealized gains of $1,364 million, net of gains of $23 million related to sales, for the first nine months of 2007.

Also, we may be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis in the first nine months of 2007 that were still held in the balance sheet at September 30, 2007, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2007.

					Nine months ended
					September 30, 2007
	Carrying value at September 30, 2007				Total
(in millions)	Total	Level 1	Level 2	Level 3	losses

Mortgages held for sale	$2,984	$—	$2,984	$—	$(131)
Loans held for sale	668	—	668	—	(20)
Loans (1)	602	—	583	19	(2,134)
Private equity investments	37	—	—	37	(31)
Foreclosed assets (2)	362	—	362	—	(142)
Operating lease assets	46	—	46	—	(2)

					$(2,460)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, the majority of which are auto loans and unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.
Fair Value Option
The following table reflects the differences between the fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	September 30, 2007
			Fair value
		Aggregate	carrying amount
	Fair value	unpaid	less aggregate
(in millions)	carrying amount	principal	unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$26,714	$26,403	$311	(1)
Nonaccrual loans	21	29	(8)
Loans 90 days or more past due and still accruing	11	11	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.

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

	September 30, 2007
	Quarter ended		Nine months ended
	Mortgages	Other	Mortgages	Other
	held	interests	held	interests
(in millions)	for sale	held	for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$355	$—	$477	$—
Other noninterest income	—	(52)	—	(32)

(1)	Includes changes in fair value of servicing associated with mortgage loans held for sale.
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
Condensed Consolidating Statement of Income

	Quarter ended September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$418	$—	$—	$(418)	$—
Nonbank	18	—	—	(18)	—
Interest income from loans	—	1,431	6,058	(12)	7,477
Interest income from subsidiaries	1,002	—	—	(1,002)	—
Other interest income	38	29	1,681	(2)	1,746

Total interest income	1,476	1,460	7,739	(1,452)	9,223

Deposits	—	—	2,397	(179)	2,218
Short-term borrowings	152	120	531	(339)	464
Long-term debt	1,007	491	261	(498)	1,261

Total interest expense	1,159	611	3,189	(1,016)	3,943

NET INTEREST INCOME	317	849	4,550	(436)	5,280
Provision for credit losses	—	250	642	—	892

Net interest income after provision for credit losses	317	599	3,908	(436)	4,388

NONINTEREST INCOME
Fee income — nonaffiliates	—	105	2,636	—	2,741
Other	(7)	31	2,917	(1,109)	1,832

Total noninterest income	(7)	136	5,553	(1,109)	4,573

NONINTEREST EXPENSE
Salaries and benefits	(9)	293	2,969	—	3,253
Other	19	263	3,075	(1,109)	2,248

Total noninterest expense	10	556	6,044	(1,109)	5,501

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	300	179	3,417	(436)	3,460
Income tax expense (benefit)	(98)	55	1,220	—	1,177
Equity in undistributed income of subsidiaries	1,885	—	—	(1,885)	—

NET INCOME	$2,283	$124	$2,197	$(2,321)	$2,283

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$637	$—	$—	$(637)	$—
Nonbank	45	—	—	(45)	—
Interest income from loans	—	1,336	5,231	(12)	6,555
Interest income from subsidiaries	862	—	—	(862)	—
Other interest income	27	26	1,794	(3)	1,844

Total interest income	1,571	1,362	7,025	(1,559)	8,399

Deposits	—	—	1,997	—	1,997
Short-term borrowings	139	96	288	(252)	271
Long-term debt	834	457	180	(387)	1,084

Total interest expense	973	553	2,465	(639)	3,352

NET INTEREST INCOME	598	809	4,560	(920)	5,047
Provision for credit losses	—	362	251	—	613

Net interest income after provision for credit losses	598	447	4,309	(920)	4,434

NONINTEREST INCOME
Fee income — nonaffiliates	—	76	2,268	—	2,344
Other	85	48	1,417	(7)	1,543

Total noninterest income	85	124	3,685	(7)	3,887

NONINTEREST EXPENSE
Salaries and benefits	5	280	2,652	—	2,937
Other	13	217	2,159	(245)	2,144

Total noninterest expense	18	497	4,811	(245)	5,081

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	665	74	3,183	(682)	3,240
Income tax expense (benefit)	(54)	27	1,073	—	1,046
Equity in undistributed income of subsidiaries	1,475	—	—	(1,475)	—

NET INCOME	$2,194	$47	$2,110	$(2,157)	$2,194

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,684	$—	$—	$(3,684)	$—
Nonbank	22	—	—	(22)	—
Interest income from loans	—	4,226	17,149	(34)	21,341
Interest income from subsidiaries	2,723	—	—	(2,723)	—
Other interest income	105	81	4,413	(5)	4,594

Total interest income	6,534	4,307	21,562	(6,468)	25,935

Deposits	—	—	6,488	(472)	6,016
Short-term borrowings	291	346	1,183	(955)	865
Long-term debt	2,826	1,405	672	(1,335)	3,568

Total interest expense	3,117	1,751	8,343	(2,762)	10,449

NET INTEREST INCOME	3,417	2,556	13,219	(3,706)	15,486
Provision for credit losses	—	448	1,879	—	2,327

Net interest income after provision for credit losses	3,417	2,108	11,340	(3,706)	13,159

NONINTEREST INCOME
Fee income — nonaffiliates	—	276	7,596	—	7,872
Other	120	108	6,732	(1,133)	5,827

Total noninterest income	120	384	14,328	(1,133)	13,699

NONINTEREST EXPENSE
Salaries and benefits	49	918	8,948	—	9,915
Other	77	828	7,067	(1,133)	6,839

Total noninterest expense	126	1,746	16,015	(1,133)	16,754

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,411	746	9,653	(3,706)	10,104
Income tax expense (benefit)	(141)	267	3,172	—	3,298
Equity in undistributed income of subsidiaries	3,254	—	—	(3,254)	—

NET INCOME	$6,806	$479	$6,481	$(6,960)	$6,806

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,472	$—	$—	$(1,472)	$—
Nonbank	218	—	—	(218)	—
Interest income from loans	—	3,933	15,007	(30)	18,910
Interest income from subsidiaries	2,430	—	—	(2,430)	—
Other interest income	79	76	4,946	(3)	5,098

Total interest income	4,199	4,009	19,953	(4,153)	24,008

Deposits	—	—	5,273	—	5,273
Short-term borrowings	349	274	888	(681)	830
Long-term debt	2,333	1,310	473	(1,112)	3,004

Total interest expense	2,682	1,584	6,634	(1,793)	9,107

NET INTEREST INCOME	1,517	2,425	13,319	(2,360)	14,901
Provision for credit losses	—	689	789	—	1,478

Net interest income after provision for credit losses	1,517	1,736	12,530	(2,360)	13,423

NONINTEREST INCOME
Fee income — nonaffiliates	—	206	6,564	—	6,770
Other	58	171	4,413	(35)	4,607

Total noninterest income	58	377	10,977	(35)	11,377

NONINTEREST EXPENSE
Salaries and benefits	57	817	7,947	—	8,821
Other	(4)	653	6,566	(705)	6,510

Total noninterest expense	53	1,470	14,513	(705)	15,331

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,522	643	8,994	(1,690)	9,469
Income tax expense (benefit)	(114)	228	3,054	—	3,168
Equity in undistributed income of subsidiaries	4,665	—	—	(4,665)	—

NET INCOME	$6,301	$415	$5,940	$(6,355)	$6,301

Condensed Consolidating Balance Sheet

	September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$8,358	$194	$—	$(8,552)	$—
Nonaffiliates	—	284	16,462	—	16,746
Securities available for sale	2,531	2,076	52,839	(6)	57,440
Mortgages and loans held for sale	—	—	30,710	—	30,710
Loans	—	50,405	320,896	(8,379)	362,922
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	51,253	—	—	(51,253)	—
Allowance for loan losses	—	(846)	(2,983)	—	(3,829)

Net loans	62,653	49,559	317,913	(71,032)	359,093

Investments in subsidiaries:
Bank	47,165	—	—	(47,165)	—
Nonbank	5,775	—	—	(5,775)	—
Other assets	7,108	1,724	79,149	(3,243)	84,738

Total assets	$133,590	$53,837	$497,073	$(135,773)	$548,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$343,508	$(8,552)	$334,956
Short-term borrowings	33	8,660	58,185	(25,149)	41,729
Accrued expenses and other liabilities	5,035	1,470	25,472	(3,265)	28,712
Long-term debt	72,025	40,424	20,406	(37,263)	95,592
Indebtedness to subsidiaries	8,759	—	—	(8,759)	—

Total liabilities	85,852	50,554	447,571	(82,988)	500,989
Stockholders’ equity	47,738	3,283	49,502	(52,785)	47,738

Total liabilities and stockholders’ equity	$133,590	$53,837	$497,073	$(135,773)	$548,727

Condensed Consolidating Balance Sheet

	September 30, 2006
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$11,879	$232	$—	$(12,111)	$—
Nonaffiliates	77	195	16,398	—	16,670
Securities available for sale	986	1,798	49,857	(6)	52,635
Mortgages and loans held for sale	—	29	40,501	—	40,530
Loans	—	47,174	261,213	(896)	307,491
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	46,369	63	—	(46,432)	—
Allowance for loan losses	—	(1,147)	(2,652)	—	(3,799)

Net loans	49,769	46,090	258,561	(50,728)	303,692

Investments in subsidiaries:
Bank	41,335	—	—	(41,335)	—
Nonbank	5,168	—	—	(5,168)	—
Other assets	5,817	1,456	64,148	(1,507)	69,914

Total assets	$115,031	$49,800	$429,465	$(110,855)	$483,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$326,430	$(12,111)	$314,319
Short-term borrowings	18	7,909	19,072	(13,199)	13,800
Accrued expenses and other liabilities	3,359	1,018	24,038	(2,046)	26,369
Long-term debt	61,817	37,944	16,447	(32,117)	84,091
Indebtedness to subsidiaries	4,975	—	—	(4,975)	—

Total liabilities	70,169	46,871	385,987	(64,448)	438,579
Stockholders’ equity	44,862	2,929	43,478	(46,407)	44,862

Total liabilities and stockholders’ equity	$115,031	$49,800	$429,465	$(110,855)	$483,441

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$2,970	$1,133	$(410)	$3,693

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,836	400	35,061	37,297
Prepayments and maturities	—	266	6,602	6,868
Purchases	(2,800)	(998)	(50,394)	(54,192)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,849)	(32,171)	(34,020)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	—	2,611	2,611
Purchases (including participations) of loans by banking subsidiaries	—	—	(7,543)	(7,543)
Principal collected on nonbank entities’ loans	—	14,512	1,949	16,461
Loans originated by nonbank entities	—	(15,960)	(3,230)	(19,190)
Net repayments from (advances to) subsidiaries	(9,143)	—	9,143	—
Capital notes and term loans made to subsidiaries	(8,608)	—	8,608	—
Principal collected on notes/loans made to subsidiaries	6,512	—	(6,512)	—
Net decrease (increase) in investment in subsidiaries	(1,138)	—	1,138	—
Net cash paid for acquisitions	—	—	(2,862)	(2,862)
Other, net	—	(706)	(4,120)	(4,826)

Net cash used by investing activities	(13,341)	(4,335)	(41,720)	(59,396)

Cash flows from financing activities:
Net change in:
Deposits	—	—	22,954	22,954
Short-term borrowings	2,924	2,112	23,724	28,760
Long-term debt:
Proceeds from issuance	18,254	9,435	(5,120)	22,569
Repayment	(10,688)	(8,347)	4,189	(14,846)
Common stock:
Proceeds from issuance	1,531	—	—	1,531
Repurchased	(4,765)	—	—	(4,765)
Cash dividends paid	(2,919)	—	—	(2,919)
Excess tax benefits related to stock option payments	185	—	—	185
Other, net	(2)	10	(602)	(594)

Net cash provided by financing activities	4,520	3,210	45,145	52,875

Net change in cash and due from banks	(5,851)	8	3,015	(2,828)
Cash and due from banks at beginning of period	14,209	470	349	15,028

Cash and due from banks at end of period	$8,358	$478	$3,364	$12,200

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2006
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,235	$714	$18,823	$21,772

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	188	443	43,265	43,896
Prepayments and maturities	4	172	5,581	5,757
Purchases	(265)	(646)	(60,436)	(61,347)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,448)	(25,055)	(26,503)
Proceeds from sales (including participations) of loans by banking subsidiaries	—	50	35,587	35,637
Purchases (including participations) of loans by banking subsidiaries	—	(202)	(3,934)	(4,136)
Principal collected on nonbank entities’ loans	—	15,092	3,038	18,130
Loans originated by nonbank entities	—	(16,638)	(3,318)	(19,956)
Net repayments from (advances to) subsidiaries	(54)	—	54	—
Capital notes and term loans made to subsidiaries	(4,705)	—	4,705	—
Principal collected on notes/loans made to subsidiaries	3,025	—	(3,025)	—
Net decrease (increase) in investment in subsidiaries	(192)	—	192	—
Net cash paid for acquisitions	—	—	(526)	(526)
Other, net	—	814	(7,570)	(6,756)

Net cash used by investing activities	(1,999)	(2,363)	(11,442)	(15,804)

Cash flows from financing activities:
Net change in:
Deposits	—	—	(376)	(376)
Short-term borrowings	875	(1,097)	(9,917)	(10,139)
Long-term debt:
Proceeds from issuance	9,640	5,255	92	14,987
Repayment	(6,926)	(2,576)	(1,130)	(10,632)
Common stock:
Proceeds from issuance	1,419	—	—	1,419
Repurchased	(1,566)	—	—	(1,566)
Cash dividends paid	(2,695)	—	—	(2,695)
Excess tax benefits related to stock option payments	179	—	—	179
Other, net	—	20	29	49

Net cash provided (used) by financing activities	926	1,602	(11,302)	(8,774)

Net change in cash and due from banks	1,162	(47)	(3,921)	(2,806)
Cash and due from banks at beginning of period	10,794	474	4,129	15,397

Cash and due from banks at end of period	$11,956	$427	$208	$12,591

18. GUARANTEES
The significant guarantees that we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, contingent consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $13.1 billion at September 30, 2007, and $12.0 billion at December 31, 2006, including financial guarantees of $6.4 billion and $7.2 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.2 billion at September 30, 2007, and $2.8 billion at December 31, 2006. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. Deferred fees for these standby letters of credit were not significant to our financial statements. We also had commitments for commercial and similar letters of credit of $1.0 billion at September 30, 2007, and $801 million at December 31, 2006.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $929 million at September 30, 2007, and $556 million at December 31, 2006. The aggregate fair value of the written floors and caps liability was $124 million at September 30, 2007, and $86 million at December 31, 2006. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $45.6 billion at September 30, 2007, and $47.3 billion at December 31, 2006, and the aggregate notional value related to written floors and caps was $12.9 billion and $11.9 billion, respectively, for the same periods. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold was a liability of $12 million at September 30, 2007, and $2 million at December 31, 2006. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $850 million and $599 million based on notional value at September 30, 2007, and December 31, 2006, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at September 30, 2007, and December 31, 2006. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration based on certain performance targets. At September 30, 2007, and December 31, 2006, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 22 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $65 million at September 30, 2007, and $125 million at December 31, 2006.

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. The amount of trust preferred securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was $4.5 billion at September 30, 2007. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2007:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$51.8	11.11%	>	$37.3	>	8.00%
Wells Fargo Bank, N.A.	41.5	11.06	>	30.1	>	8.00		>	$37.6	>	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$38.3	8.21%	>	$18.7	>	4.00%
Wells Fargo Bank, N.A.	29.3	7.80	>	15.0	>	4.00		>	$22.5	>	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$38.3	7.29%	>	$21.0	>	4.00	%(1)
Wells Fargo Bank, N.A.	29.3	6.96	>	16.8	>	4.00	(1)	>	$21.1	>	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At September 30, 2007, Wells Fargo Bank, N.A. met these requirements.

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
At September 30, 2007, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use interest rate swaps and floors to hedge the variability of interest rate changes associated with certain floating-rate commercial loans. With the issuance of FAS 159, derivatives used to hedge the forecasted sales of certain MHFS are accounted for as economic hedges. Previously, we accounted for these derivatives as cash flow hedges under FAS 133. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of September 30, 2007, all designated cash flow hedges continued to qualify as cash flow hedges.
We expect that $34 million of net deferred gains on derivatives in other comprehensive income at September 30, 2007, will be reclassified as earnings during the next twelve months, compared with $24 million of net deferred losses at September 30, 2006. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of seven years for hedges of both floating-rate senior debt and floating-rate commercial loans.

The following table provides derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2007	2006		2007	2006

Net gains (losses) from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$1	$—		$8	$(8)
Ineffective portion of change in value of derivatives	12	3		13	14
Net gains (losses) from ineffective portion of change in the value of cash flow hedges	—	(7)		25	48

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures, and options contracts. Net derivative gains (losses) of $1,200 million and $(1,061) million for the third quarter and first nine months of 2007, respectively, and $1,061 million and $(178) million for the third quarter and first nine months of 2006, respectively, from economic hedges related to our mortgage servicing activities are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $596 million at September 30, 2007, and $157 million at December 31, 2006. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime residential MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges), such as forwards and options, Eurodollar futures, and Treasury futures, forwards and options contracts. The commitments and free-standing derivatives are carried at fair value with changes in fair value included in the income statement in “Mortgage banking.” We record a zero fair value for a derivative loan commitment at inception. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet at September 30, 2007, and December 31, 2006, was a net

liability of $26 million and $65 million, respectively, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table. Net derivative gains (losses) on interest rate lock commitments of $124 million and $(259) million for the third quarter and first nine months of 2007, respectively, and net derivative gains (losses) from economic hedges related to derivative loan commitments and MHFS of $(598) million and $303 million, respectively, for the same periods, are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net liability of $119 million at September 30, 2007.
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
Derivative Financial Instruments — Summary Information
The total credit risk amount and estimated net fair value for derivatives at September 30, 2007, and December 31, 2006, were:

	September 30, 2007			December 31, 2006
	Credit		Estimated	Credit		Estimated
	risk		net fair	risk		net fair
(in millions)	amount	(2)	value	amount	(2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$442		$75	$621		$199
Equity contracts	—		(2)	—		(15)
Foreign exchange contracts	1,493		1,468	548		539
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	1,349		448	715		183
Foreign exchange contracts	213		202	136		87
CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	2,056		547	1,454		214
Commodity contracts	405		39	362		22
Equity contracts	618		54	300		(13)
Foreign exchange contracts	723		40	306		19
Credit contracts	59		40	30		3

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2007.

			Weighted-	Maximum number of
	Total number		average	shares that may yet
Calendar	of shares		price paid	be repurchased under
month	repurchased	(1)	per share	the authorizations
July	26,699,066		$34.42	32,849,175
August	30,304,701		34.39	52,544,474
September	3,110,158		36.74	49,434,316

Total	60,113,925

(1)	All shares were repurchased under two authorizations covering up to 75 million and 50 million shares of common stock approved by the Board of Directors and publicly announced by the Company on March 21, 2007, and August 6, 2007, respectively. Unless modified or revoked by the Board, these authorizations do not expire.
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

Dated: November 6, 2007	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy
Executive Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(d).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended			Nine months ended
	September 30		,	September 30		,
	2007	2006		2007	2006

Including interest on deposits	1.87	1.95		1.95	2.02
Excluding interest on deposits	2.94	3.30		3.20	3.37

Number	Description	Location
31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.