Form 10-K
period 2007-12-31
WELLS FARGO & CO/MN
filed 2008-02-29
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007	Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No. 41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).
Yes No Ö
At June 30, 2007, the aggregate market value of common stock held by non-affiliates was approximately $116.6 billion, based on a closing price of $35.17. At January 31, 2008, 3,296,806,740 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

	Incorporated Documents	Where incorporated in Form 10-K

1.	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2007 (“2007 Annual Report to Stockholders”)	Part I — Items 1, 1A, 2 and 3; Part II — Items 5, 6, 7, 7A, 8 and 9A; and Part IV— Item 15.

2.	Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008 (“2008 Proxy Statement”)	Part III — Items 10, 11, 12, 13 and 14

ITEM 1.	BUSINESS
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
At December 31, 2007, we had assets of $575 billion, loans of $382 billion, deposits of $344 billion and stockholders’ equity of $48 billion. Based on assets, we were the fifth largest bank holding company in the United States. At December 31, 2007, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $468 billion, or 81% of the Company’s assets. Our bank has the highest credit rating, “Aaa,” from Moody’s Investors Service and, in February 2007, was upgraded to “AAA” by Standard & Poor’s Ratings Services, its highest credit rating. Our bank is now the only U.S. bank, and one of two banks worldwide, to have the highest possible credit rating from both Moody’s and S&P.
At December 31, 2007, we had 159,800 active, full-time equivalent team members.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Us,” then “Investor Relations — More,” then “SEC Filings”) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free on the SEC’s website at www.sec.gov.
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
We have three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2007 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
Competition
The financial services industry is highly competitive. Our subsidiaries compete with financial services providers, such as banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, insurance companies, and mutual fund companies. They also face increased competition from nonbank institutions such as brokerage houses, as well as from financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy fewer regulatory constraints and some may have lower cost structures.
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
REGULATION AND SUPERVISION
We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2007 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not investors in bank holding companies such as the Company.
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

General
Parent Bank Holding Company. As a bank holding company, the Parent is subject to regulation under the BHC Act and to inspection, examination and supervision by its primary regulator, the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB). The Parent is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a listed company on the New York Stock Exchange (NYSE), the Parent is subject to the rules of the NYSE for listed companies.
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
Nonbank Subsidiaries. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our brokerage subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and, in some cases, the Municipal Securities Rulemaking Board, and state securities regulators. FINRA was formed in July 2007 through a consolidation of the National Association of Securities Dealers, Inc. (NASD) and the member regulation, enforcement and arbitration functions of the NYSE. FINRA is the largest non-governmental regulator for all securities firms doing business in the United States. FINRA is responsible for rule writing, firm examination, enforcement, arbitration and mediation functions previously overseen by the NASD. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.
Parent Bank Holding Company Activities
“Financial in Nature” Requirement. As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, we may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity. “Complimentary activities” are activities that the FRB determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk.
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

Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In addition, if the FRB finds that any of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2007 Annual Report to Stockholders.

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
Capital Requirements
We are subject to regulatory capital requirements and guidelines imposed by the FRB, which are substantially similar to those imposed by the OCC and the FDIC on depository institutions within their jurisdictions. Under these guidelines, a depository institution’s or a holding company’s assets and certain specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified into one of three tiers. Tier 1 capital includes common equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock at the holding company level, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other deductions. Tier 2 capital includes, among other things, perpetual preferred stock not qualified as Tier 1 capital, subordinated debt, and allowances for loan and lease losses, subject to certain limitations. Tier 3 capital includes qualifying unsecured subordinated debt. At least one-half of a bank’s total capital must qualify as Tier 1 capital.
National banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 4% and 8%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit). The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. The FRB may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the FRB considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities.
Effective April 1, 2002, the FRB, OCC and FDIC issued new rules that establish minimum capital requirements for equity investments in nonfinancial companies. These rules impose a capital charge that increases incrementally as the level of nonfinancial equity investments increases relative to Tier 1 capital. These capital charges range from Tier 1 capital charges of 8% to 25% of the adjusted carrying value of the nonfinancial equity investments.
The FRB, OCC and FDIC rules also require us to incorporate market and interest rate risk components into our regulatory capital computations. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

In June 2004, the Basel Committee on Bank Supervision published new international guidelines for determining regulatory capital that are designed to be more risk sensitive than the existing framework and to promote enhanced risk management practices among large, internationally active banking organizations. The United States federal bank regulatory agencies each approved a final rule similar to the international guidelines in November 2007. This new advance capital adequacy framework is known as “Basel II,” and is intended to more closely align regulatory capital requirements with actual risks. Basel II incorporates three pillars that address (a) capital adequacy, (b) supervisory review, which relates to the computation of capital and internal assessment processes, and (c) market discipline, through increased disclosure requirements. Embodied within these pillars are aspects of risk strategy, measurement and management that relate to credit risk, market risk, and operational risk. Banking organizations are required to enhance the measurement and management of those risks through the use of advanced approaches for calculating risk-based capital requirements. Under the final rule, banks subject to the rule must develop an implementation plan within six months of the rule’s effective date with the transitional period for capital calculation to begin within 36 months of the effective date of the final rule. Basel II includes safeguards that include a requirement that banking organizations conduct a parallel run over a period of four consecutive calendar quarters for measuring regulatory capital under the new regulatory capital rules and the existing general risk-based capital rules before solely operating under the Basel II framework; a requirement that an institution satisfactorily complete a series of transitional periods before operating under Basel II without floors; and a commitment by the federal bank regulatory agencies to conduct ongoing analysis of the framework to ensure Basel II is working as intended. The first possible year for a bank to begin its parallel run is 2008. Following a successful parallel run period, a banking organization would have to progress through three transitional periods (each lasting at least one year), during which there would be floors on potential declines in risk-based capital requirements as calculated under the current rules. Those transitional floors provide for maximum cumulative reductions of required risk-based capital of 5% during the first year of implementation, 10% in the second year and 15% in the third year. 2009 is the first possible year a bank may begin its first of the three transitional floor periods. A banking organization will need approval from its primary Federal regulator to move into each of the transitional floor periods, and at the end of the third transitional floor period to move to full implementation. We continue to analyze the Basel II capital standards and have established a project management infrastructure to address and meet the new regulations.
In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2007 are included in Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2007 Annual Report to Stockholders.
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
To offset assessments, a member institution may apply certain one time credits, based on the institution’s (or its successor’s) assessment base as of the end of 1996. An institution may apply available credits up to 100% of assessments in 2007, and up to 90% of assessments in each of 2008, 2009 and 2010. Based on available credits, we did not incur a significant increase in total deposit insurance expense in 2007 under the new assessment schedule. There is no assurance that after 2007 we will have sufficient credits to apply to deposit insurance assessments or that our assessment rate will not increase significantly, which, depending on the extent of change, could have a material adverse effect on our earnings.
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
All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.14 to 1.22 cents per $100 of assessable deposits in 2007. The FDIC established the FICO assessment rate effective for the first quarter of 2008 at approximately 1.14 cents annually per $100 of assessable deposits. This separate FICO assessment cannot be offset with any one time credits.
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
Privacy Provisions of the Gramm-Leach-Bliley Act and Restrictions on Cross-Selling
Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the GLB Act), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.
Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act (the FACT Act) which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different Wells Fargo companies for the purpose of cross-selling Wells Fargo’s products and services. This may result in certain cross-sell programs being less effective than they have been in the past. Wells Fargo must comply with these regulations no later than October 1, 2008.
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
ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2007 Annual Report to Stockholders under “Financial Review” on pages 34-71 and under “Financial Statements” on pages 74-129. That information is incorporated into this report by reference.

ITEM 1A.	RISK FACTORS
Information in response to this Item 1A can be found in this report on pages 2-10 and in the 2007 Annual Report to Stockholders under “Financial Review – Risk Factors” on pages 66-71. That information is incorporated into this report by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We own our corporate headquarters building in San Francisco, California. We also own administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South Dakota; and Salt Lake City, Utah. In addition, we lease office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Oregon, Texas and Utah.
As of December 31, 2007, we provided banking, insurance, investments, mortgage and consumer finance from almost 6,000 stores under various types of ownership and leasehold agreements. We own the Wells Fargo Home Mortgage (Home Mortgage) headquarters in West Des Moines, Iowa and operations/servicing centers in Springfield, Illinois; West Des Moines, Iowa; and Minneapolis, Minnesota. We lease administrative space for Home Mortgage in Tempe, Arizona; San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina; and all mortgage production offices nationwide. We own the Wells Fargo Financial, Inc. (WFFI) headquarters and six administrative buildings in Des Moines, Iowa, and an operations center in Sioux Falls, South Dakota. We lease administrative space for WFFI in Tempe, Arizona; Lake Mary, Florida; Des Moines, Iowa; Kansas City, Kansas; Greenbelt, Maryland; Minneapolis, Minnesota; Las Vegas, Nevada; Mississauga, Ontario; Bethlehem and Philadelphia, Pennsylvania; San Juan, Puerto Rico; Aberdeen, South Dakota; and all store locations.
We are also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2007 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets)” on page 91. That information is incorporated into this report by reference.

ITEM 3.	LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2007 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Guarantees and Legal Actions)” on page 100. That information is incorporated into this report by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to the Company’s executive officers is included in Item 10 of this report.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the New York Stock Exchange. The Quarterly Financial Data table on page 130 of the 2007 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2007, and is incorporated herein by reference. Prices shown represent the daily high and low and the quarter-end sale prices of the Company’s common stock as reported on the New York Stock Exchange Composite Transaction Reporting System for the periods indicated. At January 31, 2008, there were 91,462 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions on pages 4-5 of this report and in the 2007 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” on page 85 are incorporated into this report by reference.

REPURCHASES OF COMMON STOCK
The following table shows Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2007.

			Maximum number of
	Total number		shares that may yet
	of shares	Weighted-average	be repurchased under
Calendar month	repurchased(1)	price paid per share	the authorizations
October	17,774,260	$33.83	31,660,056
November	63,645,200	31.49	43,014,856
December	1,503,623	31.74	41,511,233
Total	82,923,083

(1)	All shares were repurchased under two authorizations covering up to 50 million and 75 million shares of common stock approved by the Board of Directors and publicly announced by the Company on August 6, 2007, and November 7, 2007, respectively. Unless modified or revoked by the Board, the authorizations do not expire.

ITEM 6.	SELECTED FINANCIAL DATA
Information in response to this Item 6 can be found in the 2007 Annual Report to Stockholders under “Financial Review” in Table 1 on page 36. That information is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2007 Annual Report to Stockholders under “Financial Review” on pages 34-71. That information is incorporated into this report by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2007 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability and Market Risk Management” on pages 60-63. That information is incorporated into this report by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2007 Annual Report to Stockholders under “Financial Statements” on pages 74-129 and under “Quarterly Financial Data” on page 130. That information is incorporated into this report by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2007 Annual Report to Stockholders under “Controls and Procedures” on pages 72-73. That information is incorporated into this report by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
Howard I. Atkins (age 57)
     Senior Executive Vice President and Chief Financial Officer since August 2005;
     Executive Vice President and Chief Financial Officer from August 2001 to August 2005.
     Mr. Atkins has served with the Company for 6 years.
David A. Hoyt (age 52)
     Senior Executive Vice President since August 2005;
     Group Executive Vice President (Wholesale Banking) from November 1998 to August 2005.
     Mr. Hoyt has served with the Company or its predecessors for 26 years.
Richard M. Kovacevich (age 64)
     Chairman since June 2007;
     Chairman and Chief Executive Officer from August 2005 to June 2007;
     Chairman, President and Chief Executive Officer from April 2001 to August 2005.
     Mr. Kovacevich has served with the Company or its predecessors for 22 years.
Richard D. Levy (age 50)
     Executive Vice President and Controller since February 2007;
     Senior Vice President and Controller from September 2002 to February 2007;
     Senior Vice President and Controller of New York Life Insurance Company from September 1997 to August 2002.
     Mr. Levy has served with the Company for 5 years.

Michael J. Loughlin (age 52)
     Executive Vice President (Chief Credit Officer) since April 2006;
     Deputy Chief Credit Officer from January 2006 to April 2006;
     Executive Vice President of Wells Fargo Bank, N.A. from May 2000 to April 2006.
     Mr. Loughlin has served with the Company or its predecessors for 26 years.
Mark C. Oman (age 53)
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
     Mr. Oman has served with the Company or its predecessors for 28 years.
James M. Strother (age 56)
     Executive Vice President and General Counsel since January 2004;
     Deputy General Counsel from June 2001 to December 2003.
     Mr. Strother has served with the Company or its predecessors for 21 years.
John G. Stumpf (age 54)
     President and Chief Executive Officer since June 2007;
     President and Chief Operating Officer from August 2005 to June 2007;
     Group Executive Vice President (Community Banking) from July 2002 to August 2005.
     Mr. Stumpf has served with the Company or its predecessors for 26 years.
Carrie L. Tolstedt (age 48)
     Senior Executive Vice President (Community Banking) since June 2007;
     Group Executive Vice President (Regional Banking) from July 2002 to June 2007.
     Ms. Tolstedt has served with the Company or its predecessors for 18 years.
Julie M. White (age 53)
     Group Executive Vice President (Human Resources) since June 2007;
     Executive Vice President (Human Resources Wells Fargo Home and Consumer Finance Group) from March 1998 to June 2007.
     Ms. White has served with the Company or its predecessors for 21 years.
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
CODE OF ETHICS AND BUSINESS CONDUCT
The Company’s Code of Ethics and Business Conduct for team members (including executive officers), Director Code of Ethics, the Company’s corporate governance guidelines, and the charters for the Audit and Examination, Governance and Nominating, Human Resources, Credit, and Finance Committees are available at www.wellsfargo.com (select “About Us,” then “Corporate Governance”). This information is also available in print to any stockholder upon written request to the Office of the Secretary, Wells Fargo & Company, MAC N9305-173, Wells Fargo Center, Sixth and Marquette, Minneapolis, Minnesota 55479.
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the 2008 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the 2008 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation” and “–Director Compensation,” under “Executive Compensation” (other than “Human Resources Committee – Executive Compensation Process and Procedures”) and under “Information About Related Persons – Related Person Transactions.” That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this Item 12 can be found in the 2008 Proxy Statement under “Ownership of Our Common Stock” and under “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the 2008 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the 2008 Proxy Statement under “Item 2 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The Company’s consolidated financial statements, include the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages 74 through 129 of the 2007 Annual Report to Stockholders, incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

WELLS FARGO & COMPANY
By:	/s/ JOHN G. STUMPF
John G. Stumpf
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOWARD I. ATKINS
Howard I. Atkins
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 29, 2008

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer) February 29, 2008

The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Philip J. Quigley to sign this document on their behalf.

John S. Chen	Nicholas G. Moore
Lloyd H. Dean	Donald B. Rice
Susan E. Engel	Judith M. Runstad
Enrique Hernandez, Jr.	Stephen W. Sanger
Robert L. Joss	John G. Stumpf
Richard M. Kovacevich	Susan G. Swenson
Richard D. McCormick	Michael W. Wright
Cynthia H. Milligan

By:	/s/ PHILIP J. QUIGLEY
Philip J. Quigley
Director and Attorney-in-fact February 29, 2008

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(d).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed May 2, 2005.

	Amendment to Long-Term Incentive Compensation Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to Long-Term Incentive Compensation Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to Long-Term Incentive Compensation Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to Long-Term Incentive Compensation Plan, effective February 28, 2007.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	Amendments to Long-Term Incentive Compensation Plan, effective January 1, 2008.	Filed herewith.

Action of Human Resources Committee Specifying “Fair Market Value” for February 27, 2007 Option Grants Under the Long-Term Incentive Compensation Plan and for Option Exercises Involving a Market Transaction.
Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	Forms of Award Term Sheet for grants of restricted share rights.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*	Management contract or compensatory plan or arrangement

Exhibit
Number	Description	Location

10(a)*	Forms of Non-Qualified Stock Option Agreement for executive officers:

	For grant to Richard M. Kovacevich on February 26, 2008;	Filed herewith.

	For grants on and after November 27, 2007;	Filed herewith.

	For grants on and after February 28, 2006, but prior to November 27, 2007;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 6, 2006.

	For grants on August 1, 2005;	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 1, 2005.

	For grants in 2004 and on February 22, 2005;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	For grants after November 2, 1998, through 2003; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

	For grants on or before November 2, 1998.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

10(c)*	Wells Fargo Bonus Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(e)*	Deferred Compensation Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	Amendment to Deferred Compensation Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to Deferred Compensation Plan, effective September 26, 2006.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to Deferred Compensation Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10(f)*	Directors Stock Compensation and Deferral Plan.	Filed herewith.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Filed herewith.

Exhibit
Number	Description	Location

10(f)*	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(g)*	1990 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(h)*	1987 Director Option Plan for directors of the former Wells Fargo; and	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995.

	Amendment to 1987 Director Option Plan, effective September 16, 1997.	Incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(i)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(j)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(l)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit
Number	Description	Location

10(l)*	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(m)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

	Amendment to Supplemental 401(k) Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(n)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10(o)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(p)*	Agreement between the Company and Richard M. Kovacevich dated March 18, 1991.	Incorporated by reference to Exhibit 19(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

	Amendment effective January 1, 1995, to the March 18, 1991, agreement between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

	Cancellation Agreement, effective February 28, 2006, between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed March 6, 2006.

10(q)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10(r)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10(s)*	Form of severance agreement between the Company and Richard M. Kovacevich and Mark C. Oman.	Incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

	Amendment effective January 1, 1995, to the March 11, 1991, agreement between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

	Cancellation Agreement, effective December 21, 2005, between the Company and Richard M. Kovacevich.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 22, 2005.

	Cancellation Agreement, effective November 28, 2006, between the Company and Mark C. Oman.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 4, 2006.

Exhibit
Number	Description	Location

10(t)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(u)*	Description of Executive Financial Planning Program.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(v)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Filed herewith.

10(w)*	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10(x)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Filed herewith.

10(y)*	Description of Chairman/CEO Retirement Policy.	Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2007	2006	2005	2004	2003

Including interest
on deposits	1.81	2.01	2.51	3.68	3.63
Excluding interest
on deposits	2.85	3.38	4.03	5.92	5.76

12(b)	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
and Preferred Dividends:

	Year ended December 31,
	2007	2006	2005	2004	2003

Including interest on deposits	1.81	2.01	2.51	3.68	3.62
Excluding interest on deposits	2.85	3.38	4.03	5.92	5.74

Exhibit
Number	Description	Location

13	2007 Annual Report to Stockholders, pages 33 through 129.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.