Form 10-Q
period 2008-03-31
WELLS FARGO & CO/MN
filed 2008-05-09
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2008
Common stock, $1-2/3 par value	3,302,624,899

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW

SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Mar. 31, 2008 from
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,	Dec. 31 ,	Mar. 31,
($ in millions, except per share amounts)	2008	2007	2007	2007	2007

For the Quarter
Net income	$1,999	$1,361	$2,244	47%	(11)%
Diluted earnings per common share	0.60	0.41	0.66	46	(9)
Profitability ratios (annualized):
Net income to average total assets (ROA)	1.40%	0.97%	1.89%	44	(26)
Net income to average stockholders’ equity (ROE)	16.86	11.25	19.68	50	(14)
Efficiency ratio (1)	51.7	57.8	58.5	(11)	(12)
Total revenue	$10,563	$10,205	$9,441	4	12
Dividends declared per common share	0.31	0.31	0.28	—	11
Average common shares outstanding	3,302.4	3,327.6	3,376.0	(1)	(2)
Diluted average common shares outstanding	3,317.9	3,352.2	3,416.1	(1)	(3)
Average loans	$383,919	$374,372	$321,429	3	19
Average assets	574,994	555,647	482,105	3	19
Average core deposits (2)	317,278	314,808	290,586	1	9
Average retail core deposits (3)	228,448	226,180	216,944	1	5
Net interest margin	4.69%	4.62%	4.95%	2	(5)
At Quarter End
Securities available for sale	$81,787	$72,951	$45,443	12	80
Loans	386,333	382,195	325,487	1	19
Allowance for loan losses	5,803	5,307	3,772	9	54
Goodwill	13,148	13,106	11,275	—	17
Assets	595,221	575,442	485,901	3	22
Core deposits (2)	327,360	311,731	296,469	5	10
Stockholders’ equity	48,159	47,628	46,073	1	5
Tier 1 capital (4)	39,211	36,674	36,476	7	7
Total capital (4)	54,522	51,638	50,733	6	7
Capital ratios:
Stockholders’ equity to assets	8.09%	8.28%	9.48%	(2)	(15)
Risk-based capital (4)
Tier 1 capital	7.92	7.59	8.68	4	(9)
Total capital	11.01	10.68	12.09	3	(9)
Tier 1 leverage (4)	7.04	6.83	7.81	3	(10)
Book value per common share	$14.58	$14.45	$13.75	1	6
Team members (active, full-time equivalent)	160,900	159,800	159,600	1	1
Common Stock Price
High	$34.56	$37.78	$36.64	(9)	(6)
Low	24.38	29.29	33.01	(17)	(26)
Period end	29.10	30.19	34.43	(4)	(15)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).

(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).

(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits. To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.

(4)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2008, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $595 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states of the U.S. and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at March 31, 2008. When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
Our first quarter 2008 results reflected a combination of solid business growth, strong operating margins and further balance sheet strengthening. Despite a $2.0 billion pre-tax provision for credit losses – including an additional $500 million credit reserve build in the quarter – we earned $2.0 billion (after tax), or $0.60 per share. Our ability to earn through these higher net credit losses reflected the benefit of our diversified business model, as well as the attractive growth opportunities we are realizing in this challenging environment. Our first quarter 2008 results included double-digit revenue growth (up 12% year over year) and positive operating leverage. Even with higher credit costs, our return on assets (ROA) of 1.40% and return on equity (ROE) of 16.86% remained strong and at the higher end of our peers. Our net interest margin improved 7 basis points to 4.69% on a linked-quarter basis, and was one of the highest among large U.S. bank holding companies. We increased our allowance for credit losses by providing $500 million in excess of net charge-offs in first quarter 2008 to build reserves for future credit losses inherent in our loan portfolio. Our capital ratios increased from year-end 2007 notwithstanding a 16% (annualized) linked-quarter increase in earning assets, and liquidity remained strong due largely to continued core deposit growth.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.6 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter from a year ago, with average loans up 19%, average core deposits up 9% and assets under management or administration up 11%.

We believe it is important to maintain a well-controlled environment as we continue to grow our businesses. We manage our credit risk by setting what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. We have maintained strong capital levels to provide for future growth. Our stockholder value has increased over time due to customer satisfaction, strong financial results, investment in our businesses, consistent execution of our business model and the management of our business risks.
Our financial results included the following:
Net income for first quarter 2008 was $2.00 billion ($0.60 per share), compared with $2.24 billion ($0.66 per share) for first quarter 2007. ROA was 1.40% and ROE was 16.86% for first quarter 2008, compared with 1.89% and 19.68%, respectively, for first quarter 2007.
Net interest income on a taxable-equivalent basis was $5.81 billion for first quarter 2008, up 15% from $5.04 billion for first quarter 2007, primarily driven by strong growth in both loans and interest-bearing core deposits. The net interest margin increased 7 basis points to 4.69% for first quarter 2008 from fourth quarter 2007 as the benefit of lower funding costs offset the growth in earning assets. The decline in the net interest margin from 4.95% for first quarter 2007 was largely due to the 21% growth in earning assets.
Noninterest income increased 8% to $4.80 billion for first quarter 2008 from $4.43 billion for first quarter 2007. Fee income growth largely reflected continued success in satisfying the financial needs of our customers, with cross-sell reaching a record 5.6 products in Retail Banking and a record 6.2 in Wholesale Banking. Fee income growth was particularly strong year over year in insurance (up 26%), debit and credit card fees (up 19%) and deposit service charges (up 9%), with solid growth in trust and investment fees (up 4% despite a 7% decline in the S&P500® Index). Net gains from equity investments increased $216 million from a year ago, reflecting the $334 million gain in the quarter from our ownership in Visa, which completed its initial public offering (IPO) in March 2008.
Interest rate and credit spread volatility was particularly pronounced in first quarter 2008. The more significant market-related effects included:

•	$(263) million	Write-down of the mortgage warehouse/pipeline, write-down of mortgage loans repurchased during the quarter, an increase in the repurchase reserve, and a decline in servicing value of loans held in the mortgage warehouse/pipeline.
•	$94 million	Increase in mortgage servicing income reflecting a $1.8 billion reduction in the value of mortgage servicing rights (MSRs) due to a decline in mortgage rates during the quarter, offset by a $1.9 billion gain on the financial instruments hedging the MSRs. The ratio of MSRs to related loans serviced for others was 1.08%, the lowest capitalization ratio in 11 quarters and 12 basis points below fourth quarter 2007.
•	$323 million	Net gain on the sale of mortgage-backed securities by Wells Fargo Home Mortgage (Home Mortgage) as part of its MSRs economic risk hedging activities.

•	$(63) million	Net write-down on commercial mortgages held for sale.
•	$(21) million	Net equity losses (other than Visa IPO gain).
•	$(39) million	Liability recorded for capital support agreement for one structured investment vehicle (SIV) held by our AAA-rated non-government money market mutual funds (included in noninterest expense).
Revenue, the sum of net interest income and noninterest income, grew 12% to $10.56 billion in first quarter 2008 from $9.44 billion in first quarter 2007 and included the $334 million gain from the Visa IPO. Once again, many of our businesses achieved double-digit, year-over-year revenue growth, including commercial banking, asset-based lending, insurance, international, wealth management, regional banking, debit and credit cards, mortgage banking, business direct, Small Business Administration lending and business payroll services. We continued to have a good balance between loan and deposit spread revenue and fee-based revenue, reflecting record cross-sell in both our retail and wholesale businesses.
Noninterest expense was $5.46 billion for first quarter 2008, down $64 million, or 1%, from first quarter 2007 and included a $151 million reversal of Visa litigation expense related to the Visa IPO. First quarter 2008 expenses included higher salaries, sales-related insurance costs and net occupancy costs, more than offset by lower incentive compensation (reduced incentive compensation accruals), employee benefits and outside professional services costs. We continued to invest in growing our businesses, opening 11 retail banking stores and converting 18 Greater Bay Bancorp stores during the quarter. The efficiency ratio improved to 51.7% for first quarter 2008 from 58.5% a year ago.
Net charge-offs for first quarter 2008 were $1.5 billion (1.60% of average total loans outstanding, annualized), compared with $1.2 billion (1.28%) for fourth quarter 2007 and $715 million (0.90%) for first quarter 2007. Total provision expense in first quarter 2008 was $2.0 billion, including a $500 million credit reserve build, primarily for losses in the National Home Equity Group (Home Equity) and Business Direct (primarily unsecured lines of credit to small businesses) portfolios. The $813 million increase in net credit losses from first quarter 2007 included $364 million in the real estate 1-4 family junior lien category, primarily from Home Equity, and $166 million in the commercial category, primarily from Business Direct. Residential real estate values continued to decline in the quarter and the number of markets adversely impacted continued to increase. As previously disclosed, we segregated approximately $12 billion of Home Equity loans into a liquidating portfolio in fourth quarter 2007, which has decreased to $11.5 billion at March 31, 2008. The liquidating portfolio produced $163 million in net charge-offs in first quarter 2008, for an annualized quarterly loss rate of 5.58%.
Other consumer portfolios performed as expected during the quarter. Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $57 million in first quarter 2008 from first quarter 2007, including an increase of $23 million in the Wells Fargo Financial debt consolidation portfolio and $21 million in the Home Mortgage portfolio, but were still at relatively low levels. The increase in mortgage loss rates was consistent with the continued declines in home prices. Despite the $123 million increase in net charge-offs from first quarter 2007, the credit card portfolio continued to perform as expected. Delinquency in our auto portfolio improved in first quarter 2008. This portfolio has received significant management attention and the changes in underwriting and collections made in 2006 and 2007 have stabilized losses.

Commercial and commercial real estate net charge-offs increased $166 million to $268 million in first quarter 2008 from $102 million in first quarter 2007. The vast majority of commercial loans (other real estate mortgage, real estate construction and lease financing) continued to perform as expected and losses remained modest. However, losses have increased in the Business Direct portfolio, with net charge-offs up $92 million from first quarter 2007. These loans have tended to perform like credit cards. Most of the increase in Business Direct losses occurred in certain metropolitan areas within California, Nevada and Florida, and appears to be concentrated in industries related to real estate or where the business owner may be experiencing difficulty with a home loan.
The provision for credit losses was $2.0 billion in first quarter 2008, $2.6 billion in fourth quarter 2007 and $715 million in first quarter 2007. The provision for first quarter 2008 included an additional $500 million in credit reserve build due to higher credit losses inherent in the loan portfolio. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $6.01 billion (1.56% of total loans) at March 31, 2008, compared with $5.52 billion (1.44%) at December 31, 2007, and $3.97 billion (1.22%) at March 31, 2007.
Total nonaccrual loans were $3.26 billion (0.84% of total loans) at March 31, 2008, compared with $2.68 billion (0.70%) at December 31, 2007, and $1.75 billion (0.54%) at March 31, 2007. The majority of the increase in nonaccrual loans from a year ago was in portfolios affected by the residential real estate issues, including an increase of $517 million in Wells Fargo Financial real estate, $283 million in commercial lending, primarily in loans to home builders and developers, and $182 million in Home Equity. Total nonperforming assets (NPAs) were $4.50 billion (1.16% of total loans) at March 31, 2008, compared with $3.87 billion (1.01%) at December 31, 2007, and $2.67 billion (0.82%) at March 31, 2007. As in the prior quarter, we continued to hold more foreclosed properties than we have historically. Foreclosed assets were $1,215 million at March 31, 2008, $1,184 million at December 31, 2007, and $909 million at March 31, 2007. Foreclosed assets, a component of total NPAs, included $578 million, $535 million and $381 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $578 million represented 15 basis points of the ratio of NPAs to loans at March 31, 2008. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
The Company and each of its subsidiary banks continued to remain well-capitalized. The ratio of stockholders’ equity to total assets was 8.09% at March 31, 2008, 8.28% at December 31, 2007, and 9.48% at March 31, 2007. Our total risk-based capital (RBC) ratio at March 31, 2008, was 11.01% and our Tier 1 RBC ratio was 7.92%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 10.68% and 12.09% at December 31, 2007 and March 31, 2007, respectively, and our Tier 1 RBC ratio was 7.59% and 8.68% for the same periods. Our Tier 1 leverage ratio was 7.04%, 6.83% and 7.81% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.

Current Accounting Developments
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 – Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;

•	EITF 06-4 – Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;

•	EITF 06-10 – EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and

•	SAB 109 – Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
On April 30, 2007, the FASB issued FSP FIN 39-1, which amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. The provisions of this FSP are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted FSP FIN 39-1 on January 1, 2008, and it did not have a material effect on our consolidated financial statements.
On September 20, 2006, the FASB ratified the consensus reached by the EITF at its September 7, 2006, meeting with respect to EITF 06-4. On March 28, 2007, the FASB ratified the consensus reached by the EITF at its March 15, 2007, meeting with respect to EITF 06-10. These pronouncements require that for endorsement split-dollar life insurance arrangements and collateral split-dollar life insurance arrangements where the employee is provided benefits in postretirement periods, the employer should recognize the cost of providing that insurance over the employee’s service period by accruing a liability for the benefit obligation. Additionally, for collateral assignment split-dollar life insurance arrangements, EITF 06-10 requires an employer to recognize and measure an asset based upon the nature and substance of the agreement. EITF 06-4 and EITF 06-10 are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, and reduced beginning retained earnings for 2008 by $20 million (after tax), primarily related to split-dollar life insurance arrangements from the acquisition of Greater Bay Bancorp.
On November 5, 2007, the Securities and Exchange Commission (SEC) issued SAB 109, which provides the staff’s views on the accounting for written loan commitments recorded at fair value under U.S. generally accepted accounting principles (GAAP). To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states the expected net future cash flows associated with the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109, which we adopted on January 1, 2008, are applicable to written loan commitments recorded at fair value that are entered into beginning on or after January 1, 2008. The implementation of SAB 109 did not have a material impact on our first quarter 2008 results or the valuation of our loan commitments.

On December 4, 2007, the FASB issued FAS 141R, Business Combinations. This statement requires an acquirer to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FAS 141R should be applied prospectively to business combinations beginning with the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact that FAS 141R may have on our consolidated financial statements.
On December 4, 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS 160 specifies that noncontrolling interests in a subsidiary are to be treated as a separate component of equity and, as such, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions. It changes the way the consolidated income statement is presented by requiring that an entity’s consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement should be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact that FAS 160 may have on our consolidated financial statements.
On February 20, 2008, the FASB issued Staff Position FAS No. 140-3, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The provisions of this FSP are effective beginning on January 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after this date. Early application is prohibited. We are currently evaluating the impact that FSP FAS 140-3 may have on our consolidated financial statements.
On March 19, 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 will not affect our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential mortgage servicing rights (MSRs) and financial instruments, pension accounting and income taxes. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2007 Form 10-K.
FAIR VALUE OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures. (See our 2007 Form 10-K for the complete critical accounting policy related to fair value of financial instruments.)
Approximately 23% of total assets ($136.7 billion) at March 31, 2008, and 22% of total assets ($123.8 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. At March 31, 2008, approximately 83% of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. The remaining 17% of these financial instruments (4% of total assets) were measured using model-based techniques, or Level 3 measurements. Substantially all of our financial assets valued using Level 3 measurements consisted of MSRs or investments in asset-backed securities collateralized by auto leases. In first quarter 2008, $1.1 billion of mortgages held for sale were transferred into Level 3 from Level 2 due to reduced levels of market liquidity for certain residential mortgage loans. Approximately 1% of total liabilities ($6.2 billion) at March 31, 2008, and 0.5% ($2.6 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements were $408 million at March 31, 2008.
See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional detail for first quarter 2008. See Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2007 Form 10-K for a detailed discussion of the key assumptions used to determine the fair value of our MSRs and the related sensitivity analysis.

EARNINGS PERFORMANCE
NET INTEREST INCOME
Net interest income is the interest earned on debt securities, loans (including yield-related loan fees) and other interest-earning assets minus the interest paid for deposits and long-term and short-term debt. The net interest margin is the average yield on earning assets minus the average interest rate paid for deposits and our other sources of funding. Net interest income and the net interest margin are presented on a taxable-equivalent basis to consistently reflect income from taxable and tax-exempt loans and securities based on a 35% federal statutory tax rate.
Net interest income on a taxable-equivalent basis increased 15% to $5.81 billion in first quarter 2008 from $5.04 billion in first quarter 2007, primarily driven by strong growth in both loans and interest-bearing deposits. The net interest margin increased 7 basis points to 4.69% for first quarter 2008 from fourth quarter 2007 as the benefit of lower funding costs offset the growth in earning assets. The decline in the net interest margin from 4.95% for first quarter 2007 was largely due to the 21% growth in earning assets.
Average earning assets increased $86.1 billion (21%) to $496.9 billion in first quarter 2008 from $410.8 billion in first quarter 2007. Average loans increased to $383.9 billion in first quarter 2008 from $321.4 billion a year ago. Average mortgages held for sale decreased to $26.3 billion in first quarter 2008 from $32.3 billion a year ago. Average debt securities available for sale increased to $75.2 billion in first quarter 2008 from $44.7 billion a year ago.
Core deposits are an important contributor to growth in net interest income and the net interest margin, and are a low-cost source of funding. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose 9% to $317.3 billion for first quarter 2008 from $290.6 billion for first quarter 2007 and funded 83% and 90% of average loans in first quarter 2008 and 2007, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew $11.5 billion (5%) to $228.4 billion for first quarter 2008 from a year ago. Average mortgage escrow deposits were $20.4 billion for first quarter 2008, down $205 million from a year ago. Average savings certificates of deposits increased to $41.9 billion in first quarter 2008 from $38.5 billion a year ago and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $250.0 billion in first quarter 2008 from $234.3 billion a year ago. Total average interest-bearing deposits increased to $258.4 billion in first quarter 2008 from $221.0 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended March 31							,
	2008				2007
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$3,888	3.30%	$32		$5,867	5.15%	$75
Trading assets	5,129	3.73	48		4,305	5.53	59
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	975	3.86	9		753	4.31	8
Securities of U.S. states and political subdivisions	6,290	7.43	120		3,532	7.39	63
Mortgage-backed securities:
Federal agencies	36,097	6.10	535		30,640	6.19	467
Private collateralized mortgage obligations	20,994	6.08	324		3,993	6.33	62

Total mortgage-backed securities	57,091	6.09	859		34,633	6.21	529
Other debt securities (4)	10,825	6.93	196		5,778	7.44	106

Total debt securities available for sale (4)	75,181	6.30	1,184		44,696	6.43	706
Mortgages held for sale (5)	26,273	6.00	394		32,343	6.55	530
Loans held for sale (5)	647	7.54	12		794	7.82	15
Loans:
Commercial and commercial real estate:
Commercial	91,085	6.92	1,569		71,063	8.30	1,455
Other real estate mortgage	37,426	6.44	600		30,590	7.41	560
Real estate construction	18,932	6.06	285		15,892	8.01	314
Lease financing	6,825	5.77	98		5,503	5.74	79

Total commercial and commercial real estate	154,268	6.65	2,552		123,048	7.93	2,408
Consumer:
Real estate 1-4 family first mortgage	72,308	6.90	1,246		54,444	7.33	995
Real estate 1-4 family junior lien mortgage	75,263	7.31	1,368		69,079	8.17	1,393
Credit card	18,776	12.33	579		14,557	13.55	493
Other revolving credit and installment	55,910	9.09	1,264		53,539	9.75	1,287

Total consumer	222,257	8.05	4,457		191,619	8.78	4,168
Foreign	7,394	11.27	207		6,762	11.54	192

Total loans (5)	383,919	7.55	7,216		321,429	8.51	6,768
Other	1,825	4.54	20		1,327	5.12	16

Total earning assets	$496,862	7.19	8,906		$410,761	8.04	8,169

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,226	1.92	25		$4,615	3.25	37
Market rate and other savings	159,865	1.97	784		140,934	2.77	963
Savings certificates	41,915	3.96	413		38,514	4.43	421
Other time deposits	4,763	3.53	42		9,312	5.13	118
Deposits in foreign offices	46,641	2.84	330		27,647	4.67	318

Total interest-bearing deposits	258,410	2.48	1,594		221,022	3.41	1,857
Short-term borrowings	52,970	3.23	425		11,498	4.78	136
Long-term debt	100,686	4.29	1,077		89,027	5.15	1,138

Total interest-bearing liabilities	412,066	3.02	3,096		321,547	3.94	3,131
Portion of noninterest-bearing funding sources	84,796	—	—		89,214	—	—

Total funding sources	$496,862	2.50	3,096		$410,761	3.09	3,131

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.69%	$5,810			4.95%	$5,038

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,648				$11,862
Goodwill	13,161				11,274
Other	53,323				48,208

Total noninterest-earning assets	$78,132				$71,344

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$84,886				$88,769
Other liabilities	30,348				25,536
Stockholders’ equity	47,694				46,253
Noninterest-bearing funding sources used to fund earning assets	(84,796)				(89,214)

Net noninterest-bearing funding sources	$78,132				$71,344

TOTAL ASSETS	$574,994				$482,105

(1)	Our average prime rate was 6.22% and 8.25% for the quarters ended March 31, 2008 and 2007, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 3.29% and 5.36% for the same quarters, respectively.

(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.

(3)	Yields are based on amortized cost balances computed on a settlement date basis.

(4)	Includes certain preferred securities.

(5)	Nonaccrual loans and related income are included in their respective loan categories.

(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

	Quarter
	ended March 31		,	%
(in millions)	2008	2007		Change

Service charges on deposit accounts	$748	$685		9%
Trust and investment fees:
Trust, investment and IRA fees	559	537		4
Commissions and all other fees	204	194		5

Total trust and investment fees	763	731		4
Card fees	558	470		19
Other fees:
Cash network fees	48	45		7
Charges and fees on loans	248	238		4
All other fees	203	228		(11)

Total other fees	499	511		(2)
Mortgage banking:
Servicing income, net	273	216		26
Net gains on mortgage loan origination/sales activities	267	495		(46)
All other	91	79		15

Total mortgage banking	631	790		(20)
Operating leases	143	192		(26)
Insurance	504	399		26
Net gains from trading activities	103	265		(61)
Net gains on debt securities available for sale	323	31		942
Net gains from equity investments	313	97		223
All other	218	260		(16)

Total	$4,803	$4,431		8

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2008, these assets totaled $1.13 trillion, up 11% from $1.02 trillion at March 31, 2007. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. The 4% increase in these fees in first quarter 2008 from a year ago was due to continued growth across all trust and investment management businesses, despite a 7% decline in the S&P500 Index.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. At March 31, 2008 and 2007, brokerage balances totaled $126 billion and $120 billion, respectively. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets.
Card fees increased 19% to $558 million in first quarter 2008 from $470 million in first quarter 2007, primarily due to an increase in the percentage of our customer base using a Wells Fargo credit card and to higher credit and debit card transaction volume. Purchase volume on these cards was up 18% from a year ago and average card balances were up 30%.
Mortgage banking noninterest income was $631 million in first quarter 2008, compared with $790 million in first quarter 2007. Servicing fees, included in net servicing income, decreased to $964 million in first quarter 2008 from $1.05 billion in first quarter 2007, reflecting sales of a portion of our excess servicing to improve the risk profile of our servicing assets and to take advantage of market conditions for excess servicing at that time. Our portfolio of loans serviced for others was $1.43 trillion at March 31, 2008, up 9% from $1.31 trillion at March 31, 2007. Net servicing income also includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for first quarter 2008 included a $94 million net MSRs valuation gain that was recorded to earnings ($1.8 billion fair value loss offset by a $1.9 billion economic hedging gain) and for first quarter 2007 included a $34 million net MSRs valuation loss ($11 million fair value loss plus a $23 million economic hedging loss). At March 31, 2008, the ratio of MSRs to related loans serviced for others was 1.08%.
Net gains on mortgage loan origination/sales activities were $267 million in first quarter 2008, down from $495 million in first quarter 2007. Gains for first quarter 2008 were partly offset by losses of $263 million, which consisted of a $108 million write-down of the mortgage warehouse/pipeline, a $107 million write-down primarily due to mortgage loans repurchased and an increase in the repurchase reserve, and a $48 million decline in the servicing value of loans held in the mortgage warehouse/pipeline. Residential real estate originations totaled $66 billion in first quarter 2008 and $68 billion in first quarter 2007. (For additional detail, see “Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate and Market Risk,” Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.)
The 1-4 family first mortgage unclosed pipeline was $61 billion at March 31, 2008, $43 billion at December 31, 2007, and $57 billion at March 31, 2007.
Insurance revenue was up 26% from first quarter 2007, primarily due to an increase in premiums in our crop insurance business.
Income from trading activities was $103 million in first quarter 2008 and $265 million in first quarter 2007, due to lower capital markets income in 2008. Net gains on debt securities were $323 million in first quarter 2008, compared with net gains of $31 million in first quarter 2007. As rates dropped significantly during first quarter 2008, we sold $13 billion of mortgage-backed securities as part of Home Mortgage’s MSRs economic risk hedging activities, ultimately replacing these securities largely with off-balance sheet hedges when rates moved back up in the quarter. Net gains from equity investments were $313 million in first quarter 2008, compared with $97 million in first quarter 2007, and reflected the $334 million gain from our ownership in Visa, which completed its IPO in March 2008.
We routinely review our investment portfolios and recognize impairment write-downs based primarily on fair market value, issuer-specific factors and results, and our intent to hold such securities to recovery. We also consider general economic and market conditions, including industries in which venture capital investments are made, and adverse changes affecting the availability of venture capital. We determine other-than-temporary impairment based on the information available at the time of the assessment, with particular focus on the severity and duration of specific security impairments, but new information or economic developments in the future could result in recognition of additional impairment.

NONINTEREST EXPENSE

	Quarter
	ended March 31		,	%
(in millions)	2008	2007		Change

Salaries	$1,984	$1,867		6%
Incentive compensation	644	742		(13)
Employee benefits	587	665		(12)
Equipment	348	337		3
Net occupancy	399	365		9
Operating leases	116	153		(24)
Outside professional services	171	192		(11)
Outside data processing	109	111		(2)
Travel and entertainment	105	109		(4)
Contract services	108	118		(8)
Operating losses (reduction in losses)	(73)	87		NM
Insurance	161	128		26
Advertising and promotion	85	91		(7)
Postage	89	87		2
Telecommunications	78	81		(4)
Stationery and supplies	52	53		(2)
Security	44	43		2
Core deposit intangibles	31	26		19
All other	424	271		56

Total	$5,462	$5,526		(1)

NM - Not meaningful
Noninterest expense decreased 1% from the prior year and included a $151 million reversal of Visa litigation expense related to the Visa IPO. First quarter 2008 expenses included higher salaries, sales-related insurance costs and net occupancy costs, more than offset by lower incentive compensation (reduced incentive compensation accruals), employee benefits and outside professional services costs. In the last 12 months, we opened 80 retail banking stores, including 11 stores this quarter, converted 60 stores from acquisitions, including 18 Greater Bay Bancorp stores this quarter, and added 1,300 full-time equivalent (FTE) team members. All other noninterest expense for first quarter 2008 included higher expenses on foreclosed assets and a $39 million liability recorded for a capital support agreement for one SIV held by our AAA-rated non-government money market mutual funds.
INCOME TAX EXPENSE
Our effective income tax rate was 34.9% for first quarter 2008, up from 29.9% for first quarter 2007. The tax rate in the first quarter of 2007 was primarily impacted by the resolution of certain outstanding federal income tax matters.

OPERATING SEGMENT RESULTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 17 (Operating Segments) to Financial Statements in this Report. To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, results for prior periods have been revised.
Community Banking’s net income decreased 5% to $1.43 billion in first quarter 2008 from $1.50 billion a year ago. Revenue increased 16% to $6.86 billion from $5.92 billion a year ago. Net interest income increased 15% to $3.64 billion in first quarter 2008 from $3.15 billion a year ago. The growth in earning assets was driven by loan and securities growth. Average loans were up 19% to $214.9 billion in first quarter 2008 from $180.8 billion a year ago. Average core deposits were up 5% to $248.4 billion in first quarter 2008 from $237.1 billion a year ago. Noninterest income increased 17% to $3.22 billion in first quarter 2008 from $2.77 billion a year ago, primarily due to retail banking fee revenue growth in brokerage, deposit service charges, cards, mortgage banking and investments. The provision for credit losses increased to $1.31 billion in first quarter 2008 from $306 million a year ago. The increase reflected higher losses in the Home Equity portfolio and included a $385 million credit reserve build. Although noninterest expense decreased 7% to $3.34 billion in first quarter 2008 from $3.57 billion a year ago, the business continued to make investments in technology, distribution and sales staff. Results for first quarter 2008 included the effect of the Visa IPO, consisting of the $334 million gain and the $151 million reversal of litigation expense.
Wholesale Banking’s net income decreased 25% to $475 million in first quarter 2008 from $633 million a year ago. Revenue increased 4% to a record $2.28 billion from $2.20 billion a year ago. Net interest income increased 21% to $1.03 billion for first quarter 2008 from $855 million a year ago due to higher earning asset volumes and lower funding costs partially offset by lower earning asset yields and related fees. Average loans increased 29% to $100.6 billion in first quarter 2008 from $77.9 billion a year ago. Average core deposits grew 29% to $68.9 billion, all in interest-bearing balances. The increase in provision for credit losses to $161 million in first quarter 2008 from $13 million a year ago included $61 million from higher net charge-offs and an additional $87 million credit reserve build. Noninterest income decreased 7% to $1.25 billion in first quarter 2008 from a year ago. Higher trust and investment income, deposit service charges, foreign exchange fees, financial products and insurance revenue were offset by a lower level of commercial real estate brokerage fees and capital markets activity. Noninterest income in first quarter 2008 also included $63 million of net write-downs on commercial mortgages held for sale (MHFS) due to widening credit spreads. Noninterest expense increased 17% to $1.42 billion in first quarter 2008 from $1.21 billion a year ago, due to higher personnel-related costs, including additional team members, as well as insurance commissions, expenses related to higher financial product sales and the liability recorded for a capital support agreement for one SIV.
Wells Fargo Financial’s net income decreased 13% to $97 million in first quarter 2008 from $112 million a year ago reflecting higher credit losses consistent with the general condition of the economy. Revenue was up 7% to $1.42 billion in first quarter 2008 from $1.32 billion a year ago. Net interest income increased 9% to $1.09 billion from $1.01 billion from a year ago due to growth in average loans. Average loans increased 9% to $68.4 billion in first quarter 2008 from

$62.7 billion a year ago. The provision for credit losses increased $158 million in first quarter 2008 from a year ago, primarily due to an increase in net charge-offs in the credit card portfolio and Wells Fargo Financial’s unsecured portfolios due to the current economic environment. Noninterest expense decreased $38 million (5%) in first quarter 2008 from $749 million a year ago.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt and privately issued mortgage-backed securities. At March 31, 2008, we held $78.8 billion of debt securities available for sale, with net unrealized losses of $304 million, compared with $70.2 billion at December 31, 2007, with net unrealized gains of $775 million. The debt securities consisted of agency mortgage-backed securities, which have appreciated in value since the end of 2007, as well as other high-quality securities, mostly AAA-rated, purchased over the past few quarters at attractive long-term yields in a period when credit spreads have continued to widen. We also held $3.0 billion of marketable equity securities available for sale at March 31, 2008, and $2.8 billion at December 31, 2007, with net unrealized losses of $294 million and $95 million for the same periods, respectively.
The weighted-average expected maturity of debt securities available for sale was 6.5 years at March 31, 2008. Since 78% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2008	$61.2	$0.3	4.4 yrs.
At March 31, 2008, assuming a 200 basis point:
Increase in interest rates	56.0	(4.9)	6.6 yrs.
Decrease in interest rates	63.6	2.7	1.9 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance – Net Interest Income” on page 10 and a comparative schedule of average loan balances is included in the table on page 11; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Total loans at March 31, 2008, were $386.3 billion, up $60.8 billion (19%) from $325.5 billion at March 31, 2007. Commercial and commercial real estate loans were $156.8 billion at March 31, 2008, up $31.6 billion (25%) from $125.2 billion a year ago. Consumer loans were $222.3 billion at March 31, 2008, up $28.8 billion (15%) from $193.5 billion a year ago. Mortgages held for sale were $29.7 billion at March 31, 2008, down $2.6 billion from $32.3 billion a year ago.
DEPOSITS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Noninterest-bearing	$90,793		$84,348		$89,067
Interest-bearing checking	5,372		5,277		3,652
Market rate and other savings	163,230		153,924		146,911
Savings certificates	39,554		42,708		38,753
Foreign deposits (1)	28,411		25,474		18,086

Core deposits	327,360		311,731		296,469
Other time deposits	6,033		3,654		4,503
Other foreign deposits	24,751		29,075		10,185

Total deposits	$358,144		$344,460		$311,157

(1)	Reflects Eurodollar sweep balances included in core deposits.
Average core deposits increased $26.7 billion to $317.3 billion in first quarter 2008 from first quarter 2007, predominantly due to growth in market rate and other savings, along with growth in foreign deposits.
OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different than the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources, or (4) optimize capital, and are accounted for in accordance with U.S. GAAP.
Almost all of our off-balance sheet arrangements result from securitizations. As part of our normal business operations, we routinely securitize home mortgage loans and, from time to time, other financial assets, including commercial mortgages. We normally structure loan securitizations as sales, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125. This involves the transfer of financial assets to certain qualifying special-purpose entities

(QSPEs) that we are not required to consolidate. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2007 Form 10-K and Note 11 (Guarantees) to Financial Statements in this Report.
In December 2007, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default because the borrowers cannot afford to pay the increased loan interest rate after their subprime adjustable rate mortgage (ARM) loan interest rate resets. The ASF Framework was developed with the participation of representatives of the mortgage securitization industry and the U.S. Government and is intended to keep borrowers in their homes while also maximizing trust proceeds to investors and requires lenders to comply with relevant tax regulations and off-balance sheet accounting standards for loan securitizations.
Specifically, the ASF Framework applies to all first lien subprime residential ARM loans that have an initial fixed rate period of 36 months or less that were originated between January 1, 2005, and July 31, 2007, that are included in securitized pools, and that have an initial interest rate reset between January 1, 2008, and July 31, 2010. The ASF Framework divides these subprime ARM loans into three segments and requires loan servicers to address the borrowers according to their assigned segment. Segment 1 includes current loans where the borrower is likely to be able to refinance into an available mortgage product. Segment 2 includes loans where the borrower is current, meets other specific criteria, and is unlikely to be able to refinance into other readily available mortgage products. Loans included in Segment 2 are eligible for a streamlined loan modification which generally includes freezing the introductory interest rate for a period of five years following the upcoming reset date. Segment 3 includes loans where the borrower is not current and does not meet the criteria for Segments 1 or 2. The total of ASF Framework segmented loans owned by QSPEs that we serviced was approximately $2 billion at March 31, 2008, less than 0.1% of our total managed servicing portfolio.
We believe our adoption of the ASF Framework does not affect the off-balance sheet accounting treatment of the QSPEs that hold these subprime ARM loans. The Office of the Chief Accountant of the SEC has issued guidance regarding the ASF Framework that these streamlined loan modifications will not impact the accounting for the QSPEs because it would be reasonable to conclude that defaults on these loans are “reasonably foreseeable” without a loan modification.
RISK MANAGEMENT
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. In 2007, we updated our credit policies related to residential real estate lending to reflect the deteriorating economic conditions in the industry and decisions were made to exit certain underperforming indirect channels. We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified.
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
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2007 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER ASSETS

	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
(in millions)	2008	2007	2007

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$588	$432	$350
Other real estate mortgage	152	128	114
Real estate construction	438	293	82
Lease financing	57	45	31

Total commercial and commercial real estate	1,235	898	577
Consumer:
Real estate 1-4 family first mortgage (1)	1,398	1,272	701
Real estate 1-4 family junior lien mortgage	381	280	233
Other revolving credit and installment	196	184	195

Total consumer	1,975	1,736	1,129
Foreign	49	45	46

Total nonaccrual loans (2)	3,259	2,679	1,752
As a percentage of total loans	0.84%	0.70%	0.54%
Foreclosed assets:
GNMA loans (3)	578	535	381
Other	637	649	528
Real estate and other nonaccrual investments (4)	21	5	5

Total nonaccrual loans and other assets	$4,495	$3,868	$2,666

As a percentage of total loans	1.16%	1.01%	0.82%

(1)	Includes nonaccrual mortgages held for sale.

(2)	Includes impaired loans of $859 million, $469 million and $251 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K for further information on impaired loans.

(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.

(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
Nonperforming loans increased $1.5 billion to $3.3 billion at March 31, 2008, from $1.8 billion at March 31, 2007, with a significant portion of the increase in the real estate 1-4 family first mortgage loan portfolio (including $115 million in Home Mortgage and $507 million in Wells

Fargo Financial real estate) due to the deteriorating conditions in the residential real estate market and the national rise in mortgage default rates. Nonaccrual real estate 1-4 family loans include approximately $124 million of loans at March 31, 2008, that have been modified. Our policy requires these loans to become current and remain current for six months before they are returned to accrual status. Additionally, a portion of the increase related to loan growth. The increase in the nonaccrual commercial and commercial real estate portfolios was influenced by the deterioration of credit related to the residential real estate and construction industries. In addition, due to illiquid market conditions, we are now holding more foreclosed properties than we have historically. As a result, other foreclosed asset balances increased $109 million to $637 million at March 31, 2008, from a year ago, including an increase of $76 million from Home Equity and $17 million from Home Mortgage.
We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. Additionally, we expect that the change in charge-off policy from 120 to 180 days for the Home Equity business will add to the balance of nonaccrual loans. (See “Financial Review - Allowance for Credit Losses” in this Report for additional discussion.) The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $6,919 million, $6,393 million and $4,812 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The total included $5,288 million, $4,834 million and $3,683 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs. The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$29		$32		$29
Other real estate mortgage	24		10		4
Real estate construction	15		24		5

Total commercial and commercial real estate	68		66		38
Consumer:
Real estate 1-4 family first mortgage (1)	314		286		159
Real estate 1-4 family junior lien mortgage	228		201		64
Credit card	449		402		272
Other revolving credit and installment	532		552		560

Total consumer	1,523		1,441		1,055
Foreign	40		52		36

Total	$1,631		$1,559		$1,129

(1)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. We assume that our allowance for credit losses as a percentage of charge-offs and nonaccrual loans will change at different points in time based on credit performance, loan mix and collateral values. We increased our allowance for credit losses by providing $500 million in excess of net charge-offs in first quarter 2008 to build reserves for future credit losses inherent in our loan portfolio. The detail of the changes in the allowance for credit losses, including charge-offs and recoveries by loan category, is in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Net charge-offs for first quarter 2008 were $1.5 billion (1.60% of average total loans outstanding, annualized), compared with $1.2 billion (1.28%) for fourth quarter 2007 and $715 million (0.90%) for first quarter 2007. Total provision expense in first quarter 2008 was $2.0 billion, including a $500 million credit reserve build, primarily for losses in the National

Home Equity Group (Home Equity) and Business Direct (primarily unsecured lines of credit to small businesses) portfolios. The $813 million increase in net credit losses from a year ago included $364 million in the real estate 1-4 family junior lien category, primarily from Home Equity as residential real estate values continued to decline in the quarter and the number of markets adversely impacted continued to increase. Net credit losses in the commercial category (primarily Business Direct) increased $166 million from a year ago.
Because of our responsible lending and risk management practices, we have largely avoided many of the products others in the mortgage industry have offered. We have not offered certain mortgage products such as negative amortizing mortgages or option ARMs. We have minimal ARM reset risk across our owned loan portfolios at March 31, 2008. While our disciplined underwriting standards have resulted in first mortgage delinquencies below industry levels through March 31, 2008, we continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. In the past year, for example, we have tightened underwriting standards as we believed appropriate. Home Mortgage closed its nonprime wholesale channel early in third quarter 2007, after closing its nonprime correspondent channel in second quarter 2007. In addition, rates were increased for non-conforming mortgage loans during third quarter 2007 reflecting the reduced liquidity in the capital markets.
Credit quality in Wells Fargo Financial’s real estate-secured lending business has not experienced the level of credit degradation that many nonprime lenders have because of our disciplined underwriting practices. Wells Fargo Financial has continued its practice not to use brokers or correspondents in its U.S. debt consolidation business. We endeavor to ensure that there is a tangible benefit to the borrower before we make a loan. The guidance issued by the federal financial regulatory agencies in June 2007, Statement on Subprime Mortgage Lending, which addresses issues relating to certain ARM products, has not had a significant impact on Wells Fargo Financial’s operations, since many of those guidelines have long been part of our normal business practices.
The deterioration in segments of the Home Equity portfolio required a targeted approach to managing these assets. We segregated into a liquidating portfolio all home equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and all home equity loans acquired through correspondents. While the $11.5 billion of loans in this liquidating portfolio represented about 3% of total loans outstanding at March 31, 2008, these loans experienced a significant portion of the credit losses in our $83.6 billion Home Equity portfolio, with an annualized loss rate of 5.58% for first quarter 2008, compared with 1.56% for the remaining core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio consists of $72.1 billion of loans in the Home Equity portfolio at March 31, 2008. The following table includes the credit attributes of these two portfolios.

HOME EQUITY PORTFOLIO

					% of loans
					two payments				Annualized
	Outstanding balances				or more past due				loss rate (1)
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,
(in millions)	2008		2007		2008		2007		2008		2007

Liquidating portfolio
California	$4,417		$4,387		3.32%		2.94%		8.52%		7.34%
Florida	582		582		5.40		4.98		10.56		7.08
Arizona	275		274		3.43		2.67		5.57		5.84
Texas	219		221		0.65		0.83		1.93		0.78
Minnesota	139		141		3.10		3.18		7.91		4.09
Other	5,866		6,296		2.18		2.00		2.98		2.94

Total	11,498		11,901		2.79		2.50		5.58		4.80

Core portfolio
California	26,331		25,991		1.96		1.63		2.21		1.27
Florida	2,595		2,614		3.80		2.92		4.35		2.57
Arizona	3,785		3,821		1.91		1.54		1.89		0.90
Texas	2,805		2,842		1.05		1.03		0.20		0.19
Minnesota	4,546		4,668		1.16		1.08		1.07		0.88
Other	31,994		32,393		1.44		1.43		0.95		0.44

Total	72,056		72,329		1.71		1.52		1.56		0.86

Combined totals	$83,554		$84,230		1.86		1.66		2.12		1.42

(1)	Annualized loss rate for March 31, 2008, data is based on full quarter rate. Annualized loss rate for December 31, 2007, data is based on loss rate for month of December 2007.
In this challenging real estate market it is necessary to have more time to work with our customers to identify ways to help resolve their financial difficulties and keep them in their homes. In order to provide this additional time to assist our customers, beginning April 1, 2008, we changed our Home Equity charge-off policy from 120 days to no more than 180 days, or earlier if warranted, consistent with Federal Financial Institutions Examination Council (FFIEC) guidelines.
Other consumer portfolios performed as expected during the quarter. Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $57 million in first quarter 2008 from first quarter 2007, including an increase of $23 million in the Wells Fargo Financial debt consolidation portfolio and $21 million in the Home Mortgage portfolio, but were still at relatively low levels. The increase in mortgage loss rates was consistent with the continued declines in home prices. Despite the $123 million increase in net charge-offs from first quarter 2007, the credit card portfolio continued to perform as expected. Delinquency in our auto portfolio improved in first quarter 2008. This portfolio has received significant management attention and the changes in underwriting and collections made in 2006 and 2007 have stabilized losses.
Because of our Wholesale Banking business model, focused primarily on business customers, we do not actively participate in certain higher-risk activities. Wholesale Banking net income in first quarter 2008 was only minimally impacted by the capital markets dislocation that has resulted in significant write-downs at other financial services companies. During first quarter 2008 we recorded a $39 million liability for a capital support agreement for one SIV held by our AAA-rated non-government money market mutual funds. We do not act as a sponsor for any SIVs. We also recorded $63 million of net write-downs on our commercial MHFS due to widening credit spreads. At the same time, the continued market volatility in first quarter 2008 created opportunities for our financial products group to expand customer sales volume and earn higher spreads. In first quarter 2008, Wholesale Banking sales and revenue from equity, commodities, interest rate and brokerage fixed-income products reached quarterly records. On the investment side of this business, we operate within disciplined credit standards and regularly monitor and manage our securities portfolios. We have not participated in the underwriting of any of the large leveraged buyouts that were “covenant lite” and we have minimal direct exposure to hedge funds. Similarly, we have not made a market in subprime securities.
Commercial and commercial real estate net charge-offs increased $166 million to $268 million in first quarter 2008 from $102 million in first quarter 2007. The vast majority of commercial loans (other real estate mortgage, real estate construction and lease financing) continued to perform as expected and losses remained modest. However, losses have increased in the Business Direct portfolio, with net charge-offs up $92 million from a year ago. These loans have tended to perform like credit cards. Most of the increase in Business Direct losses occurred in certain metropolitan areas within California, Nevada and Florida, and appears to be concentrated in industries related to real estate or where the business owner may be experiencing difficulty with a home loan.
We believe the allowance for credit losses of $6.01 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2008. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2007 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K.
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
Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2008, our most recent simulation indicated estimated earnings at risk of approximately 7% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises 325 basis points to 5.50% and the 10-year Constant Maturity Treasury bond yield rises 180 basis points to 5.25%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate and Market Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair value of these derivatives as of March 31, 2008, and December 31, 2007, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
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

Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. We reduce unwanted credit and liquidity risks by selling or securitizing predominantly all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. From time to time, we hold originated ARMs in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize mortgages held for sale.
Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value, the value of MHFS and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of residential MSRs, new prime residential MHFS, other interests held and the value of derivative loan commitments (interest rate “locks”) extended to mortgage applicants.
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
Under FAS 159 we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices generally exist to reliably support fair value pricing models used for these loans. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
Under FAS 156 we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs and periodically benchmark our estimates to independent appraisals. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” In first quarter 2008, a $1.8 billion decrease in the fair value of our MSRs was offset by $1.9 billion of gains on the free-standing derivatives used to hedge the MSRs, resulting in an increase to net servicing income of $94 million.
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
The total carrying value of our residential and commercial MSRs was $15.4 billion at March 31, 2008, and $17.2 billion at December 31, 2007. The weighted-average note rate on the owned servicing portfolio was 6.00% at March 31, 2008, and 6.01% at December 31, 2007. Our total MSRs were 1.08% of mortgage loans serviced for others at March 31, 2008, compared with 1.20% at December 31, 2007.

As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. For interest rate lock commitments issued prior to January 1, 2008, we recorded a zero fair value for the derivative loan commitment at inception consistent with SAB 105. Effective January 1, 2008, we were required by SAB 109 to include at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. The implementation of SAB 109 did not have a material impact on our first quarter 2008 results or the valuation of our loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan commitment is affected primarily by changes in interest rates and the passage of time.
Outstanding derivative loan commitments expose us to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize forwards and options, Eurodollar futures and options, and Treasury futures, forwards and option contracts as economic hedges against the potential decreases in the values of the loans. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged.
Market Risk - Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2008, and December 31, 2007, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout first quarter 2008 was $13 million, with a lower bound of $10 million and an upper bound of $17 million.
Market Risk - Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $2.08 billion at March 31, 2008, and $2.02 billion at December 31, 2007.
We also have marketable equity securities in the securities available-for-sale portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and other-than-temporary impairment may be periodically recorded when identified. The initial indicator of impairment for marketable equity securities is a sustained decline in market price below the amount recorded for that investment. We consider a variety of factors such as: the length of time and the extent to which the market value has been less than cost; the issuer’s financial condition, capital strength, and near-term prospects; any recent events specific to that issuer and economic conditions of its industry; and our investment horizon in relationship to an anticipated near-term recovery in the stock price, if any. The fair value of marketable equity securities was $2.97 billion and cost was $3.26 billion at March 31, 2008, and $2.78 billion and $2.88 billion, respectively, at December 31, 2007.
Changes in equity market prices may also indirectly affect our net income by affecting (1) the value of third party assets under management and, hence, fee income, (2) particular borrowers, whose ability to repay principal and/or interest may be affected by the stock market, or (3) brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.
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
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding by issuing registered debt, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. Moody’s Investors Service rates Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rates the Company’s senior debt as “Aa1.” Standard & Poor’s Ratings Services rates Wells Fargo Bank, N.A. as “AAA” and the Company’s senior debt rating as “AA+.” Wells Fargo Bank, N.A. is the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. However, the Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $30 billion in outstanding short-term debt and $105 billion in outstanding long-term debt, subject to a total outstanding debt limit of $135 billion. During first quarter 2008, the Parent issued a total of $5.5 billion of registered senior notes. The Parent also issued capital securities in the form of $1.6 billion in junior subordinated debt in connection with the issuance of trust preferred securities by a statutory business trust formed by the Parent. We used the proceeds from securities issued in first quarter 2008 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. On May 1, 2008, the Parent remarketed $2.9 billion aggregate original principal amount of its Floating Rate Convertible Senior Debentures (the Debentures) due 2033. Following the remarketing, the Debentures are no longer convertible, and the principal amount of the Debentures will accrete at a rate of 3.55175% per annum, commencing May 1, 2008. Net proceeds of the remarketing will be paid to holders of the Debentures that elected to participate in the remarketing. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.

Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $50 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. In first quarter 2008, Wells Fargo Bank, N.A. issued $9.1 billion in short-term senior notes.
Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion of medium-term notes for distribution from time to time in Canada. In first quarter 2008, WFFCC issued CAD$500 million in medium-term notes, leaving CAD$6.5 billion available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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
In 2007, the Board authorized the repurchase of up to 200 million additional shares of our outstanding common stock. During first quarter 2008, we repurchased approximately 11 million shares of our common stock. In first quarter 2008, we issued approximately 17 million shares of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs. At

March 31, 2008, the total remaining common stock repurchase authority was approximately 30 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In first quarter 2008, retained earnings increased $926 million, predominantly resulting from net income of $2.0 billion, less dividends of $1.0 billion. In first quarter 2008, we issued $451 million of common stock under various employee benefit and director plans.
At March 31, 2008, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. In this Report we make forward-looking statements that we expect or believe:
•	the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	the April 1, 2008, change in our Home Equity charge-off policy will add to the balance of nonaccrual loans;
•	the election to measure new prime MHFS and other interests held at fair value will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used to hedge these assets;
•	changes in the fair value of derivative financial instruments used to hedge derivative loan commitments will fully or partially offset changes in the fair value of such commitments;
•	proceeds of securities issued in the future will be used for general corporate purposes;
•	our one pending business combination transaction will close in 2008;
•	our investments in entities formed to invest in affordable housing and sustainable energy projects will be recovered over time through realization of federal tax credits;
•	the amount of any additional consideration that may be payable in connection with previous acquisitions will not be significant to our financial statements;
•	$70 million of deferred net gains on derivatives in other comprehensive income at March 31, 2008, will be reclassified as earnings in the next 12 months; and
•	a contribution to the Cash Balance Plan will not be required in 2008.
This Report includes various statements about the estimated impact on our earnings from simulated changes in interest rates and on expected losses in our loan portfolio from assumed changes in loan credit quality. This Report also includes the statement that we believe the allowance for credit losses at March 31, 2008, was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. As described below and elsewhere in this Report and in our 2007 Form 10-K, increases in loan charge-offs, changes in the allowance for credit losses or the related provision expense, or other effects of credit deterioration could have a material negative effect on net income.

Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to cross-sell more products to our existing customers;
•	decreased demand for our products and services and lower revenue and earnings because of an economic recession;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs and MHFS because of changes in interest rates;
•	increased funding costs due to market illiquidity and increased competition for funding;
•	the election to provide capital support to our mutual funds relating to investments in credit products;
•	reduced earnings due to higher credit losses generally and specifically because:
¡	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior, or other factors; and/or
¡	our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	higher credit losses because of federal or state legislation or regulatory action that reduces the amount that our borrowers are required to pay us;
•	higher credit losses because of federal or state legislation or regulatory action that limits our ability to foreclose on properties or other collateral or makes foreclosure less economically feasible;
•	negative effect on our servicing and investment portfolios because of financial difficulties or credit downgrades of mortgage and bond issuers;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	reduced earnings because of the inability or unwillingness of counterparties to perform their obligations with respect to derivative financial instruments;
•	federal and state regulations;
•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2007 Form 10-K, including “Risk Factors,” for more information about these factors. Refer also to this Report, including the discussion under “Risk Management” in the Financial Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2007 Form 10-K.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2008, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during first quarter 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2008	2007

INTEREST INCOME
Trading assets	$47	$53
Securities available for sale	1,132	686
Mortgages held for sale	394	530
Loans held for sale	12	15
Loans	7,212	6,764
Other interest income	52	91

Total interest income	8,849	8,139

INTEREST EXPENSE
Deposits	1,594	1,857
Short-term borrowings	425	136
Long-term debt	1,070	1,136

Total interest expense	3,089	3,129

NET INTEREST INCOME	5,760	5,010
Provision for credit losses	2,028	715

Net interest income after provision for credit losses	3,732	4,295

NONINTEREST INCOME
Service charges on deposit accounts	748	685
Trust and investment fees	763	731
Card fees	558	470
Other fees	499	511
Mortgage banking	631	790
Operating leases	143	192
Insurance	504	399
Net gains on debt securities available for sale	323	31
Net gains from equity investments	313	97
Other	321	525

Total noninterest income	4,803	4,431

NONINTEREST EXPENSE
Salaries	1,984	1,867
Incentive compensation	644	742
Employee benefits	587	665
Equipment	348	337
Net occupancy	399	365
Operating leases	116	153
Other	1,384	1,397

Total noninterest expense	5,462	5,526

INCOME BEFORE INCOME TAX EXPENSE	3,073	3,200
Income tax expense	1,074	956

NET INCOME	$1,999	$2,244

EARNINGS PER COMMON SHARE	$0.61	$0.66
DILUTED EARNINGS PER COMMON SHARE	$0.60	$0.66
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.28
Average common shares outstanding	3,302.4	3,376.0
Diluted average common shares outstanding	3,317.9	3,416.1

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2008	2007	2007

ASSETS
Cash and due from banks	$13,146	$14,757	$12,485
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,171	2,754	4,668
Trading assets	8,893	7,727	6,525
Securities available for sale	81,787	72,951	45,443
Mortgages held for sale (includes $27,927, $24,998 and $25,692 carried at fair value)	29,708	26,815	32,286
Loans held for sale	813	948	829
Loans	386,333	382,195	325,487
Allowance for loan losses	(5,803)	(5,307)	(3,772)

Net loans	380,530	376,888	321,715

Mortgage servicing rights:
Measured at fair value (residential MSRs)	14,956	16,763	17,779
Amortized	455	466	400
Premises and equipment, net	5,056	5,122	4,864
Goodwill	13,148	13,106	11,275
Other assets	42,558	37,145	27,632

Total assets	$595,221	$575,442	$485,901

LIABILITIES
Noninterest-bearing deposits	$90,793	$84,348	$89,067
Interest-bearing deposits	267,351	260,112	222,090

Total deposits	358,144	344,460	311,157
Short-term borrowings	53,983	53,255	13,181
Accrued expenses and other liabilities	31,760	30,706	25,163
Long-term debt	103,175	99,393	90,327

Total liabilities	547,062	527,814	439,828

STOCKHOLDERS’ EQUITY
Preferred stock	837	450	740
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	8,259	8,212	7,875
Retained earnings	39,896	38,970	36,377
Cumulative other comprehensive income	120	725	289
Treasury stock – 170,411,704 shares, 175,659,842 shares and 122,242,186 shares	(5,850)	(6,035)	(4,204)
Unearned ESOP shares	(891)	(482)	(792)

Total stockholders’ equity	48,159	47,628	46,073

Total liabilities and stockholders’ equity	$595,221	$575,442	$485,901

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,215	$302	$(3,203)	$(411)	$45,814

Cumulative effect of adoption of FSP13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,144	302	(3,203)	(411)	45,743

Comprehensive income
Net income					2,244				2,244
Other comprehensive income, net of tax:
Translation adjustments						1			1
Net unrealized gains on securities available for sale and other interests held, net of reclassification of $32 million of net gains included in net income						18			18
Net unrealized losses on derivatives and hedging activities, net of reclassification of $39 million of net gains on cash flow hedges included in net income						(38)			(38)
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						6			6

Total comprehensive income									2,231
Common stock issued	16,732,843			(17)	(63)		528		448
Common stock repurchased	(47,068,819)						(1,631)		(1,631)
Preferred stock (484,000) issued to ESOP		484		34				(518)	—
Preferred stock released to ESOP				(9)				137	128
Preferred stock (127,646) converted to common shares	3,705,979	(128)		8			120		—
Common stock dividends					(948)				(948)
Tax benefit upon exercise of stock options				51					51
Stock option compensation expense				50					50
Net change in deferred compensation and related plans				19			(18)		1

Net change	(26,629,997)	356	—	136	1,233	(13)	(1,001)	(381)	330

BALANCE MARCH 31, 2007	3,350,519,864	$740	$5,788	$7,875	$36,377	$289	$(4,204)	$(792)	$46,073

BALANCE DECEMBER 31, 2007	3,297,102,208	$450	$5,788	$8,212	$38,970	$725	$(6,035)	$(482)	$47,628

Cumulative effect of adoption of EITF 06-4 and EITF 06-10					(20)				(20)
FAS 158 change of measurement date					(8)				(8)

BALANCE JANUARY 1, 2008	3,297,102,208	450	5,788	8,212	38,942	725	(6,035)	(482)	47,600

Comprehensive income
Net income					1,999				1,999
Other comprehensive income, net of tax:
Translation adjustments						(7)			(7)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $180 million of net gains included in net income						(783)			(783)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net gains on cash flow hedges included in net income						184			184
Defined benefit pension plans:
Amortization of net actuarial loss and prior service cost included in net income						1			1

Total comprehensive income									1,394
Common stock issued	12,053,786			(58)	(21)		396		317
Common stock repurchased	(11,404,468)						(351)		(351)
Preferred stock (520,500) issued to ESOP		521		30				(551)	—
Preferred stock released to ESOP				(8)				142	134
Preferred stock (133,756) converted to common shares	4,598,820	(134)		(16)			150		—
Common stock dividends					(1,024)				(1,024)
Tax benefit upon exercise of stock options				15					15
Stock option compensation expense				71					71
Net change in deferred compensation and related plans				13			(10)		3

Net change	5,248,138	387	—	47	954	(605)	185	(409)	559

BALANCE MARCH 31, 2008	3,302,350,346	$837	$5,788	$8,259	$39,896	$120	$(5,850)	$(891)	$48,159

     The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2008	2007

Cash flows from operating activities:
Net income	$1,999	$2,244
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,028	715
Changes in fair value of MSRs (residential) and MHFS carried at fair value	1,812	570
Depreciation and amortization	368	382
Other net gains	(158)	(513)
Preferred shares released to ESOP	134	128
Stock option compensation expense	71	50
Excess tax benefits related to stock option payments	(15)	(46)
Originations of MHFS	(59,146)	(54,688)
Proceeds from sales of and principal collected on mortgages originated for sale	56,737	54,452
Net change in:
Trading assets	(1,166)	(936)
Loans originated for sale	(41)	(108)
Deferred income taxes	(200)	184
Accrued interest receivable	142	(11)
Accrued interest payable	(63)	(179)
Other assets, net	(4,315)	3,262
Other accrued expenses and liabilities, net	1,423	(673)

Net cash provided (used) by operating activities	(390)	4,833

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(1,417)	1,410
Securities available for sale:
Sales proceeds	16,213	4,545
Prepayments and maturities	5,466	2,244
Purchases	(30,947)	(9,513)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(3,519)	(7,367)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	325	983
Purchases (including participations) of loans by banking subsidiaries	(2,656)	(1,068)
Principal collected on nonbank entities’ loans	5,015	5,574
Loans originated by nonbank entities	(5,273)	(5,943)
Net cash paid for acquisitions	(46)	—
Proceeds from sales of foreclosed assets	438	291
Changes in MSRs from purchases and sales	37	(188)
Other, net	(2,056)	(620)

Net cash used by investing activities	(18,420)	(9,652)

Cash flows from financing activities:
Net change in:
Deposits	13,684	914
Short-term borrowings	728	352
Long-term debt:
Proceeds from issuance	8,137	9,536
Repayment	(7,569)	(6,356)
Common stock:
Proceeds from issuance	317	448
Repurchased	(351)	(1,631)
Cash dividends paid	(1,024)	(948)
Excess tax benefits related to stock option payments	15	46
Other, net	3,262	(85)

Net cash provided by financing activities	17,199	2,276

Net change in cash and due from banks	(1,611)	(2,543)
Cash and due from banks at beginning of quarter	14,757	15,028

Cash and due from banks at end of quarter	$13,146	$12,485

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$3,152	$3,308
Income taxes	259	106
Noncash investing and financing activities:
Net transfers from loans held for sale to loans	$176	$—
Transfers from MHFS to securities available for sale	268	—
Transfers from MHFS to loans	55	—
Transfers from MHFS to MSRs	802	838
Transfers from loans to foreclosed assets	775	1,087

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
The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 – Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;
•	EITF 06-4 – Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;
•	EITF 06-10 – EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and
•	SAB 109 – Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
On April 30, 2007, the FASB issued FSP FIN 39-1, which amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. The provisions of this FSP are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted FSP FIN 39-1 on January 1, 2008, and it did not have a material effect on our consolidated financial statements.
On September 20, 2006, the FASB ratified the consensus reached by the EITF at its September 7, 2006, meeting with respect to EITF 06-4. On March 28, 2007, the FASB ratified the consensus reached by the EITF at its March 15, 2007, meeting with respect to EITF 06-10. These pronouncements require that for endorsement split-dollar life insurance arrangements and collateral split-dollar life insurance arrangements where the employee is provided benefits in postretirement periods, the employer should recognize the cost of providing that insurance over the employee’s service period by accruing a liability for the benefit obligation. Additionally, for collateral assignment split-dollar life insurance arrangements, EITF 06-10 requires an employer to recognize and measure an asset based upon the nature and substance of the agreement. EITF 06-4 and EITF 06-10 are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, and reduced beginning retained earnings for 2008 by $20 million (after tax), primarily related to split-dollar life insurance arrangements from the acquisition of Greater Bay Bancorp.
On November 5, 2007, the Securities and Exchange Commission (SEC) issued SAB 109, which provides the staff’s views on the accounting for written loan commitments recorded at fair value under GAAP. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states the expected net future cash flows associated with the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109, which we adopted on January 1, 2008, are applicable to written loan commitments recorded at fair value that are entered into beginning on or after January 1, 2008. The implementation of SAB 109 did not have a material impact on our first quarter 2008 results or the valuation of our loan commitments.
Immaterial Adjustments
In first quarter 2007, our consolidated statement of cash flows reflected mortgage servicing rights (MSRs) from securitizations and asset transfers, as separately detailed in Note 8 in this Report, of $838 million as an increase to cash flows from operating activities with a corresponding decrease to cash flows from investing activities. Upon filing our 2007 Form 10-K we revised our consolidated statement of cash flows to appropriately reflect the proceeds from sales of mortgages held for sale (MHFS) and the related investment in MSRs as noncash transfers from MHFS to MSRs. The impact of the adjustments on the first quarter 2007 consolidated statement of cash flows was to decrease net cash provided by operating activities from $5,671 million to $4,833 million and decrease net cash used by investing activities from $10,490 million to $9,652 million. These revisions to the historical financial statements were not considered to be material.
Descriptions of our significant accounting policies are included in Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2007 Form 10-K.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
In first quarter 2008, we completed the acquisitions of three insurance brokerage businesses with total assets of $4 million.
At March 31, 2008, we had one pending business combination with total assets of approximately $1.7 billion. We expect to complete this transaction during 2008.

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Federal funds sold and securities purchased under resale agreements	$2,209		$1,700		$3,730
Interest-earning deposits	994		460		361
Other short-term investments	968		594		577

Total	$4,171		$2,754		$4,668

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Mar. 31, 2008		Dec. 31, 2007		Mar. 31, 2007
		Fair		Fair		Fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$983	$1,016	$962	$982	$827	$822
Securities of U.S. states and political subdivisions	7,453	7,180	6,128	6,152	3,528	3,665
Mortgage-backed securities:
Federal agencies	37,468	38,577	34,092	34,987	30,336	30,874
Private collateralized mortgage obligations (1)	23,380	22,585	20,026	19,982	3,865	3,921

Total mortgage-backed securities	60,848	61,162	54,118	54,969	34,201	34,795
Other	9,842	9,464	8,185	8,065	5,348	5,396

Total debt securities	79,126	78,822	69,393	70,168	43,904	44,678
Marketable equity securities	3,259	2,965	2,878	2,783	591	765

Total	$82,385	$81,787	$72,271	$72,951	$44,495	$45,443

(1)	A majority of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the net unrealized gains on securities available for sale. The net unrealized gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Mar. 31 ,	Dec. 31	,	Mar. 31	,
(in millions)	2008	2007		2007

Gross unrealized gains	$1,630	$1,352		$996
Gross unrealized losses	(2,228)	(672)		(48)

Net unrealized gains (losses)	$(598)	$680		$948

The following table shows the net realized gains on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities.

	Quarter ended March 31		,
(in millions)	2008	2007

Gross realized gains	$378	$59
Gross realized losses (1)	(88)	(7)

Net realized gains	$290	$52

(1)	Includes other-than-temporary impairment of $73 million and $4 million for first quarter 2008 and 2007, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $4,172 million, $4,083 million and $3,169 million, at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$92,589		$90,468		$72,268
Other real estate mortgage	38,415		36,747		31,542
Real estate construction	18,885		18,854		15,869
Lease financing	6,885		6,772		5,494

Total commercial and commercial real estate	156,774		152,841		125,173
Consumer:
Real estate 1-4 family first mortgage	73,321		71,415		55,982
Real estate 1-4 family junior lien mortgage	74,840		75,565		69,489
Credit card	18,677		18,762		14,594
Other revolving credit and installment	55,505		56,171		53,445

Total consumer	222,343		221,913		193,510
Foreign	7,216		7,441		6,804

Total loans	$386,333		$382,195		$325,487

We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We assess and account for as impaired certain nonaccrual commercial and commercial real estate loans that are over $3 million and certain consumer, commercial and commercial real estate loans whose terms have been modified in a troubled debt restructuring. The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Impairment measurement based on:
Collateral value method	$14		$285		$163
Discounted cash flow method	909		184		88

Total (1)	$923		$469		$251

(1)	Includes $828 million, $369 million and $133 million of impaired loans with a related allowance of $111 million, $50 million and $21 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.
The average recorded investment in impaired loans was $678 million for first quarter 2008 and $251 million for first quarter 2007.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2008	2007

Balance, beginning of period	$5,518	$3,964
Provision for credit losses	2,028	715
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(259)	(126)
Other real estate mortgage	(4)	(1)
Real estate construction	(29)	—
Lease financing	(12)	(7)

Total commercial and commercial real estate	(304)	(134)
Consumer:
Real estate 1-4 family first mortgage	(81)	(24)
Real estate 1-4 family junior lien mortgage	(455)	(83)
Credit card	(313)	(183)
Other revolving credit and installment	(543)	(474)

Total consumer	(1,392)	(764)
Foreign	(68)	(62)

Total loan charge-offs	(1,764)	(960)

Loan recoveries:
Commercial and commercial real estate:
Commercial	31	24
Other real estate mortgage	1	2
Real estate construction	1	1
Lease financing	3	5

Total commercial and commercial real estate	36	32
Consumer:
Real estate 1-4 family first mortgage	6	6
Real estate 1-4 family junior lien mortgage	17	9
Credit card	38	31
Other revolving credit and installment	125	149

Total consumer	186	195
Foreign	14	18

Total loan recoveries	236	245

Net loan charge-offs	(1,528)	(715)

Other	(5)	1

Balance, end of period	$6,013	$3,965

Components:
Allowance for loan losses	$5,803	$3,772
Reserve for unfunded credit commitments	210	193

Allowance for credit losses	$6,013	$3,965

Net loan charge-offs (annualized) as a percentage of average total loans	1.60%	0.90%
Allowance for loan losses as a percentage of total loans	1.50%	1.16%
Allowance for credit losses as a percentage of total loans	1.56	1.22

6. OTHER ASSETS
The components of other assets were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2008		2007		2007

Nonmarketable equity investments:
Private equity investments	$2,078		$2,024		$1,750
Federal bank stock	2,110		1,925		1,325
All other	3,046		2,981		2,199

Total nonmarketable equity investments (1)	7,234		6,930		5,274
Operating lease assets	1,955		2,218		3,084
Accounts receivable	14,547		10,913		4,781
Interest receivable	2,835		2,977		2,581
Core deposit intangibles	403		435		356
Credit card and other intangibles	306		319		209
Foreclosed assets:
GNMA loans (2)	578		535		381
Other	637		649		528
Due from customers on acceptances	66		62		61
Other	13,997		12,107		10,377

Total other assets	$42,558		$37,145		$27,632

(1)	At March 31, 2008, December 31, 2007, and March 31, 2007, $6.1 billion, $5.9 billion and $4.5 billion, respectively, of nonmarketable equity investments, including all federal bank stock, were accounted for at cost.

(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter ended March 31		,
(in millions)	2008	2007

Net gains from private equity investments (1)	$346	$76
Net losses from all other nonmarketable equity investments	(39)	(13)

Net gains from nonmarketable equity investments	$307	$63

(1)	Includes $334 million gain from our ownership in Visa, which completed its initial public offering in March 2008. See Note 11 in this Report for additional information.

7. VARIABLE INTEREST ENTITIES
We are a primary beneficiary in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $3.8 billion and $3.5 billion in total assets at March 31, 2008, and December 31, 2007, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of a significant portion of these consolidated entities have no recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities predominantly formed to invest in affordable housing and sustainable energy projects, and to securitize corporate debt that had approximately $5.9 billion and $5.8 billion in total assets at March 31, 2008, and December 31, 2007, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $2.2 billion and $2.0 billion at March 31, 2008, and December 31, 2007, respectively, primarily representing investments in entities formed to invest in affordable housing and sustainable energy projects. However, we expect to recover our investment in these entities over time, primarily through realization of federal tax credits. We also held investments in asset-backed securities of approximately $5.9 billion and $4.7 billion collateralized by auto leases of $6.7 billion and $5.4 billion at March 31, 2008, and December 31, 2007, respectively, issued by certain special-purpose entities where the third-party issuer of the securities is the primary beneficiary.

8. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended March 31	,
(in millions)	2008	2007

Fair value, beginning of quarter	$16,763	$17,591
Purchases	52	159
Servicing from securitizations or asset transfers	797	828
Sales	(92)	—

Net additions	757	987
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(1,798)	(11)
Other changes in fair value (2)	(766)	(788)

Total changes in fair value	(2,564)	(799)

Fair value, end of quarter	$14,956	$17,779

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended March 31		,
(in millions)	2008	2007

Balance, beginning of quarter	$466	$377
Purchases (1)	3	29
Servicing from securitizations or asset transfers (1)	5	10
Amortization	(19)	(16)

Balance, end of quarter (2)	$455	$400

Fair value of amortized MSRs:
Beginning of quarter	$573	$457
End of quarter	601	484

(1)	Based on March 31, 2008, assumptions, the weighted-average amortization period for MSRs added during the quarter was approximately 16.1 years.

(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	March 31		,
(in billions)	2008	2007

Loans serviced for others (1)	$1,431	$1,309
Owned loans serviced (2)	103	88

Total owned servicing	1,534	1,397
Sub-servicing	21	26

Total managed servicing portfolio	$1,555	$1,423

Ratio of MSRs to related loans serviced for others	1.08%	1.39%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.

(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended March 31	,
(in millions)	2008	2007

Servicing income, net:
Servicing fees (1)	$964	$1,054
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(1,798)	(11)
Other changes in fair value (3)	(766)	(788)

Total changes in fair value of residential MSRs	(2,564)	(799)
Amortization	(19)	(16)
Net derivative gains (losses) from economic hedges (4)	1,892	(23)

Total servicing income, net	273	216
Net gains on mortgage loan origination/sales activities	267	495
All other	91	79

Total mortgage banking noninterest income	$631	$790

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$94	$(34)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives in this Report for additional discussion and detail.

9. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	March 31				,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (commercial) (1)	$625	$170	$496	$96
Core deposit intangibles	2,503	2,100	2,374	2,018
Credit card and other intangibles	733	441	583	388

Total intangible assets	$3,861	$2,711	$3,453	$2,502

MSRs (fair value) (1)	$14,956		$17,779
Trademark	14		14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of March 31, 2008, follows:

	Core
	deposit
(in millions)	intangibles	Other (1)	Total

Three months ended March 31, 2008 (actual)	$31	$34	$65

Estimate for year ended December 31,
2008	$121	$143	$264
2009	110	115	225
2010	97	103	200
2011	37	91	128
2012	17	79	96
2013	14	70	84

(1)	Includes amortized commercial MSRs and credit card and other intangibles.
We based our projections of amortization expense shown above on existing asset balances at March 31, 2008. Future amortization expense may vary based on additional core deposit or other intangibles acquired through business combinations.

10. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking (1)	Banking (1)	Financial	Company

December 31, 2006 and March 31, 2007	$7,357	$3,552	$366	$11,275

December 31, 2007	$8,581	$4,102	$423	$13,106
Goodwill from business combinations	—	44	—	44
Foreign currency translation adjustments	—	—	(2)	(2)

March 31, 2008	$8,581	$4,146	$421	$13,148

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 17 in this Report for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking (1)	Banking (1)	Financial	Enterprise	Company

March 31, 2007	$3,510	$1,602	$366	$5,797	$11,275
March 31, 2008	$4,734	$2,196	$421	$5,797	$13,148

(1)	To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.

11. GUARANTEES
The significant guarantees we provide to third parties include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, additional consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $13.2 billion at March 31, 2008, and $12.5 billion at December 31, 2007, including financial guarantees of $6.7 billion and $6.5 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $1.4 billion at both March 31, 2008, and December 31, 2007. We consider the credit risk in standby letters of credit in determining the allowance for credit losses. We also had commitments for commercial and similar letters of credit of $914 million at March 31, 2008, and $955 million at December 31, 2007.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $945 million at March 31, 2008, and $700 million at December 31, 2007. The aggregate fair value of the written floors and caps liability was $430 million and $280 million for the same periods, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $50.8 billion at March 31, 2008, and $30.7 billion at December 31, 2007, and the aggregate notional value related to written floors and caps was $25.5 billion and $26.5 billion for the same periods, respectively. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold was a liability of $41 million at March 31, 2008, and $20 million at December 31, 2007. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $1.0 billion and $873 million, based on notional value, at March 31, 2008 and December 31, 2007, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at March 31, 2008 and December 31, 2007. These purchased credit default swaps had terms (i.e., used the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets. At March 31, 2008, and December 31, 2007, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 21 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $40 million at March 31, 2008, and $50 million at December 31, 2007.
Wells Fargo is a Class B common shareholder of Visa Inc. Our Class B common shares are reflected on our consolidated balance sheet at a nominal amount. On March 18, 2008, Visa Inc. completed its planned initial public offering (IPO). On March 28, 2008, Visa Inc. used a portion of the proceeds from the IPO to redeem a portion of its outstanding Class B common stock. We recognized a gain of $334 million in connection with the cash redemption of approximately 39% of our Class B holdings, which is included in net gains from equity investments in our income statement.
Further, on March 31, 2008, in accordance with the determination of Visa Inc.’s Litigation Committee, Visa Inc. funded its litigation escrow account with $3 billion of net proceeds from the IPO. This escrow account will be used to make payments related to certain covered Visa litigation. We previously obtained concurrence from the staff of the SEC concerning our accounting for the covered litigation and related escrow account and we recorded litigation liabilities and related litigation expense in prior periods of $298 million. At the time of escrow funding, we reduced our litigation liability with a corresponding reversal of litigation expense of $151 million (included in operating losses in the income statement) representing our portion of the escrow account, consistent with the method of allocating joint and several liability among potentially responsible parties in American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.
Our money market mutual funds are allowed to hold investments in structured investment vehicles (SIVs) in accordance with approved investment parameters for the respective funds. To maintain a credit rating of “AAA” for certain funds, we elected to enter into a capital support agreement for up to $130 million related to one SIV held by our AAA-rated non-government money market mutual funds. The payment of required capital support under the agreement will be made no later than third quarter 2008. We are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. Based on our estimate of the guarantee obligation at the time we entered into the agreement, we recorded a liability of $39 million in first quarter 2008. While we elected to enter into the capital support agreement for the AAA-rated funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future.

12. DERIVATIVES
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps and cross-currency interest rate swaps to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt. The ineffective portion of these fair value hedges is recorded as part of noninterest income. In addition, we use derivatives, such as Treasury futures and LIBOR swaps, to hedge changes in fair value due to changes in interest rates of our commercial real estate mortgage loans held for sale. Prior to March 31, 2007, we used derivatives, such as Treasury and LIBOR futures and swaps, to hedge changes in fair value due to changes in interest rates of franchise loans held for sale. Based upon a change in our intent, these loans have since been reclassified to held for investment, and therefore we no longer hedge these loans. The ineffective portion of these fair value hedges was recorded as part of mortgage banking noninterest income in the income statement. Finally, we use interest rate swaps to hedge against changes in fair value of certain municipal debt securities classified as available for sale and, beginning in fourth quarter 2007, commercial mortgage-backed securities, due to changes in interest rates. The ineffective portion of these fair value hedges is recorded in “Net gains (losses) on debt securities available for sale” in the income statement. For fair value hedges of long-term debt and certificates of deposit, commercial real estate loans, franchise loans and debt securities, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
From time to time, we enter into equity collars to lock in share prices between specified levels for certain equity securities. As permitted, we include the intrinsic value only (excluding time value) when assessing hedge effectiveness. We assess hedge effectiveness based on a dollar-offset ratio, at inception of the hedging relationship and on an ongoing basis, by comparing cumulative changes in the intrinsic value of the equity collar with changes in the fair value of the hedged equity securities. The net derivative gain or loss related to the equity collars is recorded in other noninterest income in the income statement.
At March 31, 2008, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in interest rates. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of March 31, 2008, all designated cash flow hedges continued to qualify as cash flow hedges.

We expect that $70 million of deferred net gains on derivatives in other comprehensive income at March 31, 2008, will be reclassified as earnings during the next twelve months, compared with $20 million of deferred net gains at March 31, 2007. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of six years for hedges of floating-rate senior debt and seven years for hedges of floating-rate commercial loans.
The following table provides net derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended March 31		,
(in millions)	2008	2007

Net gains from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$—	$2
Ineffective portion of change in value of derivatives	49	3
Net gains (losses) from ineffective portion of change in the value of cash flow hedges	(1)	25

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures, and options contracts. Net derivative gains of $1,892 million for first quarter 2008 and net derivative losses of $23 million for first quarter 2007 from economic hedges related to our mortgage servicing activities are included in the income statement in “Mortgage banking.” The aggregate fair value of these derivatives used as economic hedges was a net asset of $2,059 million at March 31, 2008, and $1,652 million at December 31, 2007. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime residential MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in the income statement in “Mortgage banking.” For interest rate lock commitments issued prior to January 1, 2008, we recorded a zero fair value for the derivative loan commitment at inception consistent with SAB 105. Effective January 1, 2008, we were required by SAB 109 to include at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. The implementation of SAB 109 did not have a material impact on our first quarter 2008 results or the valuation of our loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net liability of $31 million at March 31, 2008, and a net asset of $6 million at December 31, 2007, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table.
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
Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue long-term notes where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. In accordance with FAS 133, the “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative.

Derivative Financial Instruments – Summary Information
The total credit risk amount and estimated net fair value for derivatives at March 31, 2008, and December 31, 2007, were:

	March 31, 2008		December 31, 2007
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$2,838	$2,330	$1,419	$1,147
Equity contracts	—	(2)	—	(3)
Foreign exchange contracts	2,002	2,002	1,399	1,376
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	5,082	1,953	2,183	1,455
Foreign exchange contracts	177	177	202	202
CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	7,569	622	3,893	444
Commodity contracts	1,199	285	731	116
Equity contracts	623	56	571	86
Foreign exchange contracts	828	31	726	72
Credit contracts	122	79	75	51

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties. The credit risk amount does not reflect the effects of netting on a counterparty basis under FSP FIN 39-1. At March 31, 2008, our derivative assets and liabilities on the balance sheet were netted for cash collateral by approximately $5.6 billion.

13. FAIR VALUES OF ASSETS AND LIABILITIES
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, prime residential mortgages held for sale (MHFS) and residential MSRs are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as nonprime residential and commercial MHFS, loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
Upon adoption of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159), we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations, for which an active secondary market and readily available market prices generally exist to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.
Upon adoption of FAS 159, we were also required to adopt FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The disclosures required under FAS 159 and FAS 157 have been included in this Note.
Fair Value Hierarchy
Under FAS 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3

Balance at March 31, 2008
Trading assets	$8,893	$1,124	$7,407	$362
Securities available for sale	81,787	41,912	33,191	6,684	(2)
Mortgages held for sale	27,927	—	26,667	1,260
Mortgage servicing rights (residential)	14,956	—	—	14,956
Other assets (1)	3,167	2,226	893	48

Total	$136,730	$45,262	$68,158	$23,310

Other liabilities (1)	$(6,235)	$(3,597)	$(2,230)	$(408)

Balance at March 31, 2007
Trading assets	$6,525	$1,572	$4,599	$354
Securities available for sale	45,443	32,412	10,223	2,808	(2)
Mortgages held for sale	25,692	—	25,692	—
Mortgage servicing rights (residential)	17,779	—	—	17,779
Other assets	538	470	58	10

Total	$95,977	$34,454	$40,572	$20,951

Other liabilities (1)	$(3,056)	$(1,285)	$(1,460)	$(311)

(1)	Derivatives are included in this category.
(2)	Non-rated asset-backed securities collateralized by auto leases represent substantially all of this balance.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Trading					Mortgage		Net		Other
	assets		Securities	Mortgages		servicing		derivative		liabilities
	(excluding		available	held for		rights		assets and		(excluding
(in millions)	derivatives)		for sale	sale		(residential)		liabilities		derivatives)

Quarter ended March 31, 2008
Balance, beginning of quarter	$418		$5,381	$146		$16,763		$6		$(280)
Total net gains (losses) for the quarter included in:
Net income	(68)		(8)	(5)		(2,564)		(179)		(66)
Other comprehensive income	—		42	—		—		—		--
Purchases, sales, issuances and settlements, net	12		1,269	27		757		142		17
Net transfers into/out of Level 3	—		—	1,092	(3)	—		—		--

Balance, end of quarter	$362		$6,684	$1,260		$14,956		$(31)		$(329)

Net unrealized losses included in net income for the quarter relating to assets and liabilities held at March 31, 2008 (1)	$(40	)(2)	$(4)	$(5	)(4)	$(1,794	)(4)(5)	$(27	)(4)	$(66	)(4)

Quarter ended March 31, 2007
Balance, beginning of quarter	$360		$3,447	$—		$17,591		$(68)		$(282)
Total net gains (losses) for the quarter included in:
Net income	(41)		—	—		(799)		17		(6)
Purchases, sales, issuances and settlements, net	34		(639)	—		987		—		39

Balance, end of quarter	$353		$2,808	$—		$17,779		$(51)		$(249)

Net unrealized losses included in net income for the quarter relating to assets and liabilities held at March 31, 2007 (1)	$(25	)(2)	$—	$—		$(10	)(4)(5)	$(43	)(4)	$(6	)(4)

(1)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income in the income statement.
(3)	Represents mortgages held for sale that were transferred from Level 2 to Level 3 due to reduced levels of market liquidity for certain residential mortgage loans.
(4)	Included in mortgage banking in the income statement.
(5)	Represents total unrealized losses of $1,798 million and $11 million, net of losses of $4 million and $1 million related to sales, for first quarter 2008 and 2007, respectively.

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Carrying value at quarter end				Total losses for
(in millions)	Total	Level 1	Level 2	Level 3	quarter ended

March 31, 2008
Mortgages held for sale	$1,781	$—	$1,678	$103	$(78)
Loans held for sale	360	—	360	—	(11)
Loans (1)	546	—	540	6	(1,297)
Private equity investments	19	16	—	3	(14)
Foreclosed assets (2)	384	—	384	—	(104)
Operating lease assets	19	—	19	—	--

					$(1,504)

March 31, 2007
Mortgages held for sale	$5,023	$—	$5,023	$—	$(66)
Loans (1)	592	—	592	—	(575)
Private equity investments	3	—	—	3	(5)
Foreclosed assets (2)	225	—	225	—	(89)

					$(735)

(1)	Represents carrying value and related write-downs of loans for which adjustments are predominantly based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	March 31, 2008			March 31, 2007
			Fair value			Fair value
	Fair value	Aggregate	carrying amount	Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate	carrying	unpaid	less aggregate
(in millions)	amount	principal	unpaid principal	amount	principal	unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$27,927	$27,705	$222 (1)	$25,692	$25,417	$275	(1)
Nonaccrual loans	48	86	(38)	30	35	(5)
Loans 90 days or more past due and still accruing	30	31	(1)	5	5	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended March 31				,
	2008		2007
		Other		Other
	Mortgages	interests	Mortgages	interests
(in millions)	held for sale	held	held for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$752	$—	$229	$—
Other noninterest income	—	(67)	—	(41)

(1)	Includes changes in fair value of servicing associated with MHFS.
Interest income on mortgages held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in interest income in the income statement.

14. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2008		2007		2007		2008		2007		2007		Minimum	Maximum
ESOP Preferred Stock (1):
2008	395,494		—		—		$396		$—		$—		10.50%	11.50%
2007	126,374		135,124		363,754		126		135		364		10.75	11.75
2006	95,866		95,866		108,121		96		96		108		10.75	11.75
2005	73,434		73,434		84,284		73		73		84		9.75	10.75
2004	55,610		55,610		65,180		56		56		65		8.50	9.50
2003	37,043		37,043		44,843		37		37		45		8.50	9.50
2002	25,779		25,779		32,874		26		26		33		10.50	11.50
2001	16,593		16,593		22,303		17		17		22		10.50	11.50
2000	9,094		9,094		14,142		9		9		14		11.50	12.50
1999	1,261		1,261		4,094		1		1		4		10.30	11.30
1998	—		—		563		—		—		1		10.75	11.75

Total ESOP Preferred Stock	836,548		449,804		740,158		$837		$450		$740

Unearned ESOP shares (2)							$(891)		$(482)		$(792)

(1)	Liquidation preference $1,000. At March 31, 2008, December 31, 2007, and March 31, 2007, additional paid-in capital included $54 million, $32 million and $52 million, respectively, related to preferred stock.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

15. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
We do not expect that we will be required to make a minimum contribution in 2008 for the Cash Balance Plan. The maximum we can contribute in 2008 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2008 to the Cash Balance Plan.
Under FAS 158 we are required to change our measurement date for our pension and postretirement plan assets and benefit obligations from November 30 to December 31 beginning in 2008. To reflect this change, we recorded an $8 million (after tax) adjustment to the 2008 beginning balance of retained earnings.
The net periodic benefit cost for first quarter 2008 and 2007 was:

	Quarter ended March 31					,
	2008			2007
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$73	$4	$3	$70	$4	$4
Interest cost	69	5	10	61	4	10
Expected return on plan assets	(120)	—	(10)	(113)	—	(9)
Amortization of net actuarial loss (1)	—	3	—	8	3	1
Amortization of prior service cost	—	(1)	(1)	—	—	(1)

Net periodic benefit cost	$22	$11	$2	$26	$11	$5

(1)	Net actuarial loss is generally amortized over five years.

16. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2008	2007

Net income (numerator)	$1,999	$2,244

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,302.4	3,376.0

Per share	$0.61	$0.66

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,302.4	3,376.0
Add: Stock options	15.4	40.0
Restricted share rights	0.1	0.1

Diluted average common shares outstanding (denominator)	3,317.9	3,416.1

Per share	$0.60	$0.66

At March 31, 2008 and 2007, options to purchase 175.7 million and 6.1 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

17. OPERATING SEGMENTS
We have three lines of business for management reporting: Community Banking, Wholesale Banking and Wells Fargo Financial. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segments. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.
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
The Wholesale Banking Group serves businesses across the United States with annual sales generally in excess of $10 million. Wholesale Banking provides a complete line of commercial, corporate and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking manages and administers institutional investments, employee benefit trusts and mutual funds, including the Wells Fargo Advantage Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade

Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.
Wells Fargo Financial includes consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, and in Canada and the Pacific Rim. Auto finance operations specialize in purchasing sales finance contracts directly from auto dealers and making loans secured by autos in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards and lease and other commercial financing.
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company

Quarter ended March 31,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income (1)	$3,636	$3,150	$1,032	$855	$1,092	$1,005	$5,760	$5,010
Provision for credit losses	1,313	306	161	13	554	396	2,028	715
Noninterest income	3,223	2,765	1,250	1,347	330	319	4,803	4,431
Noninterest expense	3,336	3,570	1,415	1,207	711	749	5,462	5,526

Income before income tax expense	2,210	2,039	706	982	157	179	3,073	3,200
Income tax expense	783	540	231	349	60	67	1,074	956

Net income	$1,427	$1,499	$475	$633	$97	$112	$1,999	$2,244

Average loans	$214.9	$180.8	$100.6	$77.9	$68.4	$62.7	$383.9	$321.4
Average assets (2)	356.7	306.8	138.5	101.2	74.0	68.3	575.0	482.1
Average core deposits	248.4	237.1	68.9	53.5	—	—	317.3	290.6

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for both periods presented.

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries (WFFI). The Wells Fargo Financial business segment for management reporting (see Note 17 in this Report) consists of WFFI and other affiliated finance entities managed by WFFI that are included within other consolidating subsidiaries in the following tables.
Condensed Consolidating Statement of Income

	Quarter ended March 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$797	$—	$—	$(797)	$—
Nonbank	11	—	—	(11)	—
Interest income from loans	1	1,407	5,824	(20)	7,212
Interest income from subsidiaries	859	—	—	(859)	—
Other interest income	54	29	1,556	(2)	1,637

Total interest income	1,722	1,436	7,380	(1,689)	8,849

Deposits	—	—	1,759	(165)	1,594
Short-term borrowings	144	83	421	(223)	425
Long-term debt	858	495	210	(493)	1,070

Total interest expense	1,002	578	2,390	(881)	3,089

NET INTEREST INCOME	720	858	4,990	(808)	5,760
Provision for credit losses	—	342	1,686	—	2,028

Net interest income after provision for credit losses	720	516	3,304	(808)	3,732

NONINTEREST INCOME
Fee income – nonaffiliates	—	116	2,452	—	2,568
Other	293	48	2,310	(416)	2,235

Total noninterest income	293	164	4,762	(416)	4,803

NONINTEREST EXPENSE
Salaries and benefits	(103)	266	3,052	—	3,215
Other	(105)	277	2,491	(416)	2,247

Total noninterest expense	(208)	543	5,543	(416)	5,462

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,221	137	2,523	(808)	3,073
Income tax expense	145	55	874	—	1,074
Equity in undistributed income of subsidiaries	923	—	—	(923)	—

NET INCOME	$1,999	$82	$1,649	$(1,731)	$1,999

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,558	$—	$—	$(1,558)	$—
Nonbank	4	—	—	(4)	—
Interest income from loans	—	1,354	5,421	(11)	6,764
Interest income from subsidiaries	852	—	—	(852)	—
Other interest income	34	26	1,317	(2)	1,375

Total interest income	2,448	1,380	6,738	(2,427)	8,139

Deposits	—	—	2,060	(203)	1,857
Short-term borrowings	59	110	218	(251)	136
Long-term debt	897	453	197	(411)	1,136

Total interest expense	956	563	2,475	(865)	3,129

NET INTEREST INCOME	1,492	817	4,263	(1,562)	5,010
Provision for credit losses	—	282	433	—	715

Net interest income after provision for credit losses	1,492	535	3,830	(1,562)	4,295

NONINTEREST INCOME
Fee income — nonaffiliates	—	80	2,317	—	2,397
Other	31	77	1,938	(12)	2,034

Total noninterest income	31	157	4,255	(12)	4,431

NONINTEREST EXPENSE
Salaries and benefits	4	307	2,963	—	3,274
Other	20	312	1,932	(12)	2,252

Total noninterest expense	24	619	4,895	(12)	5,526

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,499	73	3,190	(1,562)	3,200
Income tax expense (benefit)	(11)	34	933	—	956
Equity in undistributed income of subsidiaries	734	—	—	(734)	—

NET INCOME	$2,244	$39	$2,257	$(2,296)	$2,244

Condensed Consolidating Balance Sheet

	March 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,105	$306	$—	$(15,411)	$—
Nonaffiliates	—	214	17,103	—	17,317
Securities available for sale	2,270	2,023	77,499	(5)	81,787
Mortgages and loans held for sale	—	—	30,521	—	30,521
Loans	10	51,060	344,624	(9,361)	386,333
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	54,260	—	—	(54,260)	—
Allowance for loan losses	—	(1,025)	(4,778)	—	(5,803)

Net loans	65,670	50,035	339,846	(75,021)	380,530

Investments in subsidiaries:
Bank	49,371	—	—	(49,371)	—
Nonbank	5,568	—	—	(5,568)	—
Other assets	11,417	1,574	78,323	(6,248)	85,066

Total assets	$149,401	$54,152	$543,292	$(151,624)	$595,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$373,555	$(15,411)	$358,144
Short-term borrowings	5,023	10,804	69,075	(30,919)	53,983
Accrued expenses and other liabilities	4,921	1,497	29,334	(3,992)	31,760
Long-term debt	80,991	38,579	19,821	(36,216)	103,175
Indebtedness to subsidiaries	10,307	—	—	(10,307)	—

Total liabilities	101,242	50,880	491,785	(96,845)	547,062
Stockholders’ equity	48,159	3,272	51,507	(54,779)	48,159

Total liabilities and stockholders’ equity	$149,401	$54,152	$543,292	$(151,624)	$595,221

Condensed Consolidating Balance Sheet

	March 31, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,900	$308	$—	$(16,208)	$—
Nonaffiliates	79	116	16,958	—	17,153
Securities available for sale	866	1,821	42,762	(6)	45,443
Mortgages and loans held for sale	—	—	33,115	—	33,115
Loans	—	47,473	278,372	(358)	325,487
Loans to subsidiaries:
Bank	3,400	—	—	(3,400)	—
Nonbank	48,565	543	—	(49,108)	—
Allowance for loan losses	—	(1,204)	(2,568)	—	(3,772)

Net loans	51,965	46,812	275,804	(52,866)	321,715

Investments in subsidiaries:
Bank	43,591	—	—	(43,591)	—
Nonbank	4,847	—	—	(4,847)	—
Other assets	6,959	1,694	61,497	(1,675)	68,475

Total assets	$124,207	$50,751	$430,136	$(119,193)	$485,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$327,365	$(16,208)	$311,157
Short-term borrowings	20	8,314	18,725	(13,878)	13,181
Accrued expenses and other liabilities	4,088	1,507	21,634	(2,066)	25,163
Long-term debt	68,591	37,940	17,115	(33,319)	90,327
Indebtedness to subsidiaries	5,435	—	—	(5,435)	—

Total liabilities	78,134	47,761	384,839	(70,906)	439,828
Stockholders’ equity	46,073	2,990	45,297	(48,287)	46,073

Total liabilities and stockholders’ equity	$124,207	$50,751	$430,136	$(119,193)	$485,901

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$499	$668	$(1,557)	$(390)

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	882	359	14,972	16,213
Prepayments and maturities	—	78	5,388	5,466
Purchases	(792)	(357)	(29,798)	(30,947)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(171)	(3,348)	(3,519)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	325	325
Purchases (including participations) of loans by banking subsidiaries	—	—	(2,656)	(2,656)
Principal collected on nonbank entities’ loans	—	4,194	821	5,015
Loans originated by nonbank entities	—	(4,439)	(834)	(5,273)
Net repayments from (advances to) subsidiaries	(2,858)	—	2,858	—
Capital notes and term loans made to subsidiaries	(630)	—	630	—
Principal collected on notes/loans made to subsidiaries	2,500	—	(2,500)	—
Net decrease (increase) in investment in subsidiaries	(48)	—	48	—
Net cash paid for acquisitions	—	—	(46)	(46)
Other, net	439	(52)	(3,385)	(2,998)

Net cash used by investing activities	(507)	(388)	(17,525)	(18,420)

Cash flows from financing activities:
Net change in:
Deposits	—	—	13,684	13,684
Short-term borrowings	1,506	1,687	(2,465)	728
Long-term debt:
Proceeds from issuance	7,075	1,105	(43)	8,137
Repayment	(7,414)	(3,037)	2,882	(7,569)
Common stock:
Proceeds from issuance	317	—	—	317
Repurchased	(351)	—	—	(351)
Cash dividends paid	(1,024)	—	—	(1,024)
Excess tax benefits related to stock option payments	15	—	—	15
Other, net	—	2	3,260	3,262

Net cash provided (used) by financing activities	124	(243)	17,318	17,199

Net change in cash and due from banks	116	37	(1,764)	(1,611)
Cash and due from banks at beginning of quarter	14,989	483	(715)	14,757

Cash and due from banks at end of quarter	$15,105	$520	$(2,479)	$13,146

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$754	$511	$3,568	$4,833

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	115	107	4,323	4,545
Prepayments and maturities	—	77	2,167	2,244
Purchases	(52)	(276)	(9,185)	(9,513)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(414)	(6,953)	(7,367)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	983	983
Purchases (including participations) of loans by banking subsidiaries	—	—	(1,068)	(1,068)
Principal collected on nonbank entities’ loans	—	4,570	1,004	5,574
Loans originated by nonbank entities	—	(4,734)	(1,209)	(5,943)
Net repayments from (advances to) subsidiaries	(518)	—	518	—
Capital notes and term loans made to subsidiaries	(1,933)	—	1,933	—
Principal collected on notes/loans made to subsidiaries	1,900	—	(1,900)	—
Net decrease (increase) in investment in subsidiaries	(71)	—	71	—
Other, net	—	(11)	904	893

Net cash used by investing activities	(559)	(681)	(8,412)	(9,652)

Cash flows from financing activities:
Net change in:
Deposits	—	—	914	914
Short-term borrowings	446	606	(700)	352
Long-term debt:
Proceeds from issuance	9,235	1,500	(1,199)	9,536
Repayment	(6,019)	(2,049)	1,712	(6,356)
Common stock:
Proceeds from issuance	448	—	—	448
Repurchased	(1,631)	—	—	(1,631)
Cash dividends paid	(948)	—	—	(948)
Excess tax benefits related to stock option payments	46	—	—	46
Other, net	(2)	67	(150)	(85)

Net cash provided by financing activities	1,575	124	577	2,276

Net change in cash and due from banks	1,770	(46)	(4,267)	(2,543)
Cash and due from banks at beginning of quarter	14,209	470	349	15,028

Cash and due from banks at end of quarter	$15,979	$424	$(3,918)	$12,485

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At March 31, 2008, the amount of trust preferred securities issued by the Trusts that was includable in Tier 1 and Tier 2 capital in accordance with FRB risk-based capital guidelines was approximately $6.0 billion and $0.2 billion, respectively. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2008:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$54.5	11.01%	≥	$39.6	≥	8.00%
Wells Fargo Bank, N.A.	44.1	11.03	≥	32.0	≥	8.00		≥	$40.0	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$39.2	7.92%	≥	$19.8	≥	4.00%
Wells Fargo Bank, N.A.	30.7	7.68	≥	16.0	≥	4.00		≥	$24.0	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$39.2	7.04%	≥	$22.3	≥	4.00	%(1)
Wells Fargo Bank, N.A.	30.7	6.71	≥	18.3	≥	4.00	(1)	≥	$22.9	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2008, Wells Fargo Bank, N.A. met these requirements.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2008.

			Maximum number of
	Total number		shares that may yet
Calendar	of shares	Weighted-average	be repurchased under
month	repurchased (1)	price paid per share	the authorizations

January	3,709,624	$29.88	37,801,609

February	3,465,746	31.06	34,335,863

March	4,229,098	31.26	30,106,765

Total	11,404,468

(1)	All shares were repurchased under the authorization covering up to 75 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 7, 2007. Unless modified or revoked by the Board, this authorization does not expire.
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

Dated: May 9, 2008	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description			Location

3(a)	Restated Certificate of Incorporation.			Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.			Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.			Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.			Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.			Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	By-Laws.			Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(f).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

12	Computation of Ratios of Earnings to Fixed Charges:			Filed herewith.

Quarter ended March 31,

		2008	2007

	Including interest on deposits	1.98	2.01

	Excluding interest on deposits	2.98	3.41

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.			Furnished herewith.