Form 10-Q
period 2008-06-30
WELLS FARGO & CO/MN
filed 2008-08-08
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
July 31, 2008
Common stock, $1-2/3 par value	3,308,961,432

FORM 10-Q
CROSS-REFERENCE INDEX

PART I — FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			June 30, 2008 from		Six months ended
	June 30 ,	Mar. 31 ,	June 30 ,	Mar. 31 ,	June 30 ,	June 30 ,	June 30 ,	%
($ in millions, except per share amounts)	2008	2008	2007	2008	2007	2008	2007	Change

For the Period
Net income	$1,753	$1,999	$2,279	(12)%	(23)%	$3,752	$4,523	(17)%
Diluted earnings per common share	0.53	0.60	0.67	(12)	(21)	1.13	1.33	(15)
Profitability ratios (annualized):
Net income to average total assets (ROA)	1.19%	1.40%	1.82%	(15)	(35)	1.29%	1.85%	(30)
Net income to average stockholders’ equity (ROE)	14.58	16.86	19.57	(14)	(25)	15.71	19.63	(20)
Efficiency ratio (1)	51.1	51.7	57.9	(1)	(12)	51.4	58.2	(12)
Total revenue	$11,459	$10,563	$9,891	8	16	$22,022	$19,332	14
Dividends declared per common share	0.31	0.31	0.28	--	11	0.62	0.56	11
Average common shares outstanding	3,309.8	3,302.4	3,351.2	--	(1)	3,306.1	3,363.5	(2)
Diluted average common shares outstanding	3,321.4	3,317.9	3,389.3	--	(2)	3,319.6	3,402.5	(2)
Average loans	$391,545	$383,919	$331,970	2	18	$387,732	$326,729	19
Average assets	594,749	574,994	502,686	3	18	584,871	492,453	19
Average core deposits (2)	318,377	317,278	300,535	--	6	317,827	295,588	8
Average retail core deposits (3)	230,365	228,448	220,094	1	5	229,315	218,528	5
Net interest margin	4.92%	4.69%	4.89%	5	1	4.81%	4.92%	(2)
At Period End
Securities available for sale	$91,331	$81,787	$72,179	12	27	$91,331	$72,179	27
Loans	399,237	386,333	342,800	3	16	399,237	342,800	16
Allowance for loan losses	7,375	5,803	3,820	27	93	7,375	3,820	93
Goodwill	13,191	13,148	11,983	--	10	13,191	11,983	10
Assets	609,074	595,221	539,865	2	13	609,074	539,865	13
Core deposits (2)	310,410	327,360	300,602	(5)	3	310,410	300,602	3
Stockholders’ equity	47,964	48,159	47,239	--	2	47,964	47,239	2
Tier 1 capital (4)	42,471	39,211	38,325	8	11	42,471	38,325	11
Total capital (4)	57,909	54,522	52,455	6	10	57,909	52,455	10
Capital ratios:
Stockholders’ equity to assets	7.87%	8.09%	8.75%	(3)	(10)	7.87%	8.75%	(10)
Risk-based capital (4)
Tier 1 capital	8.24	7.92	8.55	4	(4)	8.24	8.55	(4)
Total capital	11.23	11.01	11.71	2	(4)	11.23	11.71	(4)
Tier 1 leverage (4)	7.35	7.04	7.89	4	(7)	7.35	7.89	(7)
Book value per common share	$14.48	$14.58	$14.05	(1)	3	$14.48	$14.05	3
Team members (active, full-time equivalent)	160,500	160,900	158,700	--	1	160,500	158,700	1
Common Stock Price
High	$32.40	$34.56	$36.49	(6)	(11)	$34.56	$36.64	(6)
Low	23.46	24.38	33.93	(4)	(31)	23.46	33.01	(29)
Period end	23.75	29.10	35.17	(18)	(32)	23.75	35.17	(32)

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits. To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.
(4)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended June 30, 2008, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $609 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states and in other countries. We ranked fifth in assets and fourth in market value of our common stock among U.S. bank holding companies at June 30, 2008. When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
We continued to profitably build our franchise in second quarter 2008, at a time when many in our industry have been primarily focused on fixing rather than growing their companies. Despite a $3.0 billion provision for loan losses in the quarter, including a $1.5 billion credit reserve build, we earned a $1.8 billion quarterly profit, generated return on equity of 14.6%, increased Tier 1 capital in the quarter by 32 basis points to 8.24%, and increased the combination of capital and loan loss allowance to 9.7% of average earning assets from 9.1% linked quarter. Our continued profitable growth is reflected in the growth of our pre-tax pre-provision income, up $1.4 billion, or 34%, from a year ago, driven by a 20% increase in earning assets, a 16% increase in revenue, a 10% increase in noninterest income, record cross-sell of 5.64 products in our retail business and 6.3 products in our commercial business, a 3 basis point increase in the net interest margin to 4.92% (up 23 basis points linked quarter), and an increase in operating leverage, with expenses up only 2% versus 16% revenue growth.
In broad terms, the credit crisis itself has created incremental earnings opportunities for Wells Fargo, largely offsetting our incremental charge-offs from the crisis. Year-to-date total net interest income, for example, was up $1.8 billion in the first half of 2008 from a year ago, roughly equal to the increase in net charge-offs for the same period, even after adjusting charge-offs for the impact of our new charge-off policy for the National Home Equity Group (Home Equity).
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.64 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter from a year ago, with average loans up 18%, average core deposits up 6% and assets under management or administration up 2%.
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
Our financial results included the following:
Net income for second quarter 2008 was $1.75 billion ($0.53 per share), compared with $2.28 billion ($0.67 per share) for second quarter 2007. Return on assets (ROA) was 1.19% and return on equity (ROE) was 14.58% for second quarter 2008, compared with 1.82% and 19.57%, respectively, for second quarter 2007.
Net income for the first half of 2008 was $3.75 billion, or $1.13 per share, down 17% from $4.52 billion, or $1.33 per share, for the first half of 2007. ROA was 1.29% and ROE was 15.71% for the first half of 2008, and 1.85% and 19.63%, respectively, for the first half of 2007.
Net interest income on a taxable-equivalent basis was $6.33 billion for second quarter 2008, up 21% from $5.23 billion for second quarter 2007, driven by 20% earning asset growth combined with a 3 basis point increase in the net interest margin to 4.92%.
Noninterest income increased 10% to $5.18 billion for second quarter 2008 from $4.70 billion for second quarter 2007. Fee income was broad-based across our businesses. Deposit service charges increased 8% for second quarter 2008 from a year ago on solid deposit growth. Despite the 15% decline in the S&P500® year over year, trust and investment fees declined only 9% and were flat linked quarter. Card fees were up 14% for second quarter 2008 from a year ago due to continued growth in new accounts and greater card activity. Insurance revenue was up 27% for second quarter 2008 from a year ago due to customer growth, higher crop insurance revenues and the fourth quarter 2007 acquisition of ABD Insurance.
Mortgage banking noninterest income was $1,197 million in second quarter 2008, up $508 million from second quarter 2007. Second quarter 2008 results included a $65 million net reduction in the value of the mortgage servicing rights (MSRs) from market-related valuation changes, net of hedge results (reflected in net servicing income). Net gains on mortgage loan originations/sales activities were $876 million in second quarter 2008, up $241 million from a year ago, primarily driven by wider margins on new originations.
Noninterest income also included $129 million of other-than-temporary impairment charges, which were largely recorded in net losses on debt securities. Equity investment gains were only

$46 million in second quarter, down $196 million from last year and down $267 million linked quarter, which included our first quarter 2008 gain from the Visa initial public offering. Unrealized net losses on securities available for sale were $2.1 billion at June 30, 2008, compared with unrealized net gains of $680 million at December 31, 2007. The change in value was largely due to the increase in market yields and wider spreads on mortgage-backed securities in the first half of 2008.
Revenue, the sum of net interest income and noninterest income, grew 16% to $11.46 billion in second quarter 2008 from $9.89 billion in second quarter 2007. Because of the opportunities to gain new business and new customers, gain more business from existing customers and add earning assets with better risk-adjusted spreads, our revenue growth accelerated through second quarter 2008. Businesses that achieved double-digit, year-over-year revenue growth were broad-based and included asset-based lending, credit cards, mortgage banking, Small Business Administration lending, insurance, international, specialized financial services and wealth management.
Noninterest expense was $5.86 billion for second quarter 2008, up $133 million, or 2%, from $5.73 billion for the same period of 2007. We continued to build distribution — opening 19 banking stores and adding sales and service team members — while reducing most non-labor expenses, including year-over-year cost reductions in outside professional services, travel and entertainment, contract services, advertising and promotion, and postage. The efficiency ratio improved to 51.1% for second quarter 2008 from 57.9% a year ago.
Net charge-offs for second quarter 2008 were $1.5 billion (1.55% of average total loans outstanding, annualized), compared with $1.5 billion (1.60%) for first quarter 2008 and $720 million (0.87%) for second quarter 2007. During the first half of 2008, net charge-offs were $3.04 billion (1.58%), compared with $1.44 billion (0.89%) for the first half of 2007. Total provision expense in second quarter 2008 was $3.0 billion, including a $1.5 billion credit reserve build, primarily for expected higher losses in the Home Equity and unsecured retail loan portfolios. As previously announced, the Home Equity charge-off policy changed in second quarter 2008 from 120 days to no more than 180 days, or earlier if warranted, to provide more time to work with customers to solve their credit problems and keep them in their homes. The policy change had the effect of deferring an estimated $265 million of charge-offs from the second quarter, but did not reduce provision expense in second quarter 2008 since this loss content was included in the $1.5 billion credit reserve build.
Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $77 million in second quarter 2008 from second quarter 2007, including an increase of $36 million from Wells Fargo Financial’s residential real estate portfolio. The increase in mortgage loss levels was expected given the continued declines in home prices. Credit card net charge-offs increased $168 million from a year ago, as expected, due to the effect of the current economic environment on consumers. While the loss levels in second quarter 2008 were higher than the historically low levels of recent years, many of our loan products continued to earn acceptable risk-adjusted returns. Net charge-offs in the auto portfolio in second quarter 2008 were up $30 million from a year ago and down $47 million linked quarter. The process improvements and underwriting changes made in prior quarters continued to produce the desired results; however, increased economic stress will place additional pressure on any portfolio closely tied to the consumer.

Net credit losses in the real estate 1-4 family junior lien category were up $243 million for second quarter 2008 compared with second quarter 2007 and down $104 million linked quarter. Although losses declined linked quarter, in part due to the Home Equity policy change, the portfolio continued to deteriorate as property values search for a bottom. Given the sustained decline in home prices, we continued to have more accounts move into the higher combined loan-to-value segments, which directly impacted loss levels. Approximately 38% of our $73 billion core Home Equity portfolio and 71% of our $11 billion liquidating Home Equity portfolio had combined loan-to-value ratios above 90%.
Commercial and commercial real estate charge-offs increased $235 million in second quarter 2008 from second quarter 2007. Commercial and commercial real estate charge-offs include Business Direct (primarily unsecured lines of credit to small businesses), which increased $106 million in second quarter from a year ago and $30 million linked quarter.
The provision for credit losses was $3.0 billion in second quarter 2008, $2.0 billion in first quarter 2008 and $720 million in second quarter 2007. The provision for second quarter 2008 included an additional $1.5 billion in credit reserve build, primarily for losses in the Home Equity, Wells Fargo Financial real estate, and unsecured consumer portfolios. We have provided $3.4 billion in excess of net charge-offs since the beginning of fourth quarter 2007, including $2.0 billion in the first half of 2008. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $7.52 billion (1.88% of total loans) at June 30, 2008, compared with $5.52 billion (1.44%) at December 31, 2007, and $4.01 billion (1.17%) at June 30, 2007.
Total nonaccrual loans were $4.07 billion (1.02% of total loans) at June 30, 2008, up from $2.68 billion (0.70%) at December 31, 2007, and $1.73 billion (0.51%) at June 30, 2007, reflecting economic conditions, primarily in portfolios affected by residential real estate conditions and the associated impact on the consumer. The increase in nonaccrual loans from a year ago was caused in part by our active loss mitigation strategies, including proactively working with customers on restructuring their loan terms to align with their current financial capacity, at Wells Fargo Financial, Home Equity and Home Mortgage. The $2.34 billion increase from a year ago included $582 million in Wells Fargo Financial real estate, $472 million in Home Equity and $327 million in Home Mortgage. The change in the Home Equity charge-off policy also contributed to the increase in nonaccrual loans, as fewer loans were charged off in the quarter.
Total nonperforming assets (NPAs) were $5.23 billion (1.31% of total loans) at June 30, 2008, compared with $3.87 billion (1.01%) at December 31, 2007, and $2.72 billion (0.79%) at June 30, 2007. As in the prior quarter, we continued to hold more foreclosed properties than we have historically, given a combination of higher foreclosure rates and less liquidity in the distressed loan market. Foreclosed assets were $1,130 million at June 30, 2008, $1,184 million at December 31, 2007, and $977 million at June 30, 2007. Foreclosed assets, a component of total NPAs, included $535 million, $535 million and $423 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $535 million represented 13 basis points of the ratio of NPAs to loans at June 30, 2008. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
The Company and each of its subsidiary banks continued to remain well-capitalized. The ratio of stockholders’ equity to total assets was 7.87% at June 30, 2008, 8.28% at December 31, 2007, and 8.75% at June 30, 2007. Our total risk-based capital (RBC) ratio at June 30, 2008, was 11.23% and our Tier 1 RBC ratio was 8.24%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 10.68% and 11.71% at December 31, 2007 and June 30, 2007, respectively, and our Tier 1 RBC ratio was 7.59% and 8.55% for the same periods. Our Tier 1 leverage ratio was 7.35%, 6.83% and 7.89% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 — Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;

•	EITF 06-4 — Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;

•	EITF 06-10 — EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and

•	SAB 109 — Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
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
On September 20, 2006, the FASB ratified the consensus reached by the EITF at its September 7, 2006, meeting with respect to EITF 06-4. On March 28, 2007, the FASB ratified the consensus reached by the EITF at its March 15, 2007, meeting with respect to EITF 06-10. These pronouncements require that for endorsement split-dollar life insurance arrangements and collateral split-dollar life insurance arrangements where the employee is provided benefits in postretirement periods, the employer should recognize the cost of providing that insurance over the employee’s service period by accruing a liability for the benefit obligation. Additionally, for collateral assignment split-dollar life insurance arrangements, an employer is required to recognize and measure an asset based upon the nature and substance of the agreement. EITF 06-4 and EITF 06-10 are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, and reduced beginning retained earnings for 2008 by $20 million (after tax), primarily related to split-dollar life insurance arrangements from the acquisition of Greater Bay Bancorp.

On November 5, 2007, the Securities and Exchange Commission (SEC) issued SAB 109, which provides the staff’s views on the accounting for written loan commitments recorded at fair value under U.S. generally accepted accounting principles (GAAP). To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states the expected net future cash flows associated with the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109, which we adopted on January 1, 2008, are applicable to written loan commitments recorded at fair value that are entered into beginning on or after January 1, 2008. The implementation of SAB 109 did not have a material impact on our results or the valuation of our loan commitments.
On December 4, 2007, the FASB issued FAS 141R, Business Combinations. This statement requires an acquirer to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected, but was not obligated to incur, to be expensed separately from the business combination. FAS 141R should be applied prospectively to business combinations beginning with the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.
On December 4, 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS 160 specifies that noncontrolling interests in a subsidiary are to be treated as a separate component of equity and, as such, increases and decreases in the parent’s ownership interest that leave control intact are accounted for as capital transactions. It changes the way the consolidated income statement is presented by requiring that an entity’s consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement should be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that FAS 160 may have on our consolidated financial statements.
On February 20, 2008, the FASB issued Staff Position FAS No. 140-3, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under FAS 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The provisions of this FSP are effective beginning on January 1, 2009, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after this date. Early application is not permitted.

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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition, because some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. Five of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for credit losses, the valuation of residential mortgage servicing rights (MSRs) and financial instruments, pension accounting and income taxes. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee of the Board of Directors. These policies are described in “Financial Review — Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2007 Form 10-K.
FAIR VALUE OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures. (See our 2007 Form 10-K for the complete critical accounting policy related to fair value of financial instruments.)
Approximately 24% of total assets ($144.7 billion) at June 30, 2008, and 22% of total assets ($123.8 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. At June 30, 2008, approximately 77% of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. The remaining 23% of these financial instruments (6% of total assets) were measured using model-based techniques, or Level 3 measurements. Our financial assets valued using Level 3 measurements predominantly consisted of MSRs, investments in asset-backed securities collateralized by auto leases and certain mortgages held for sale. In second quarter 2008, transfers to Level 3 from Level 2 consisted of $3.3 billion of residential mortgages held for sale and $1.7 billion of debt securities available for sale for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Approximately 1% of total liabilities ($7.0 billion) at June 30, 2008, and 0.5% ($2.6 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements were $443 million at June 30, 2008.
See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional detail for second quarter 2008. See Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2007 Form 10-K for a detailed discussion of the key assumptions used to determine the fair value of our MSRs and the related sensitivity analysis.

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
Net interest income on a taxable-equivalent basis increased 21% to $6.33 billion in second quarter 2008 from $5.23 billion in second quarter 2007. The increase was driven by 20% earning asset growth combined with an increase in the net interest margin to 4.92%, up 3 basis points from a year ago and up 23 basis points linked quarter. The improvement in the net interest margin reflects our focus on higher risk-adjusted yields on new loans and securities, a decline in funding costs, our disciplined deposit pricing, and the high percentage of checking and transaction accounts in our core deposit mix. For the first half of 2008, growth in net interest income has largely offset the impact of the credit crisis on charge-offs.
Average earning assets increased $86.6 billion (20%) to $515.8 billion in second quarter 2008 from $429.2 billion in second quarter 2007. Average loans increased to $391.5 billion in second quarter 2008 from $332.0 billion a year ago. Average mortgages held for sale decreased to $28.0 billion in second quarter 2008 from $36.1 billion a year ago. Average debt securities available for sale increased to $84.7 billion in second quarter 2008 from $49.5 billion a year ago.
Core deposits are an important contributor to growth in net interest income and the net interest margin, and are a low-cost source of funding. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose 6% to $318.4 billion for second quarter 2008 from $300.5 billion for second quarter 2007 and funded 81% and 91% of average loans in second quarter 2008 and 2007, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew $10.3 billion (5%) to $230.4 billion for second quarter 2008 from a year ago. Average mortgage escrow deposits were $22.7 billion for second quarter 2008, down $680 million from a year ago. Average savings certificates of deposits decreased to $37.6 billion in second quarter 2008 from $39.7 billion a year ago and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $255.3 billion in second quarter 2008 from $241.6 billion a year ago. Total average interest-bearing deposits increased to $262.5 billion in second quarter 2008 from $227.5 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended June 30						,
	2008			2007
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income	/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$3,853	2.32%	$22	$4,849	5.09%	$61
Trading assets	4,915	3.24	39	4,572	4.83	55
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,050	3.77	10	839	4.28	9
Securities of U.S. states and political subdivisions	7,038	6.62	118	4,383	7.42	79
Mortgage-backed securities:
Federal agencies	40,630	5.92	588	35,406	6.09	533
Private collateralized mortgage obligations	22,419	5.87	340	3,816	6.41	61

Total mortgage-backed securities	63,049	5.90	928	39,222	6.13	594
Other debt securities (4)	13,600	6.30	226	5,090	7.61	96

Total debt securities available for sale (4)	84,737	6.00	1,282	49,534	6.36	778
Mortgages held for sale (5)	28,004	6.04	423	36,060	6.42	578
Loans held for sale (5)	734	5.63	10	864	7.74	17
Loans:
Commercial and commercial real estate:
Commercial	95,263	6.09	1,444	73,932	8.31	1,531
Other real estate mortgage	39,977	5.77	573	31,736	7.48	592
Real estate construction	19,213	5.01	240	16,393	7.97	326
Lease financing	7,087	5.64	100	5,559	5.95	83

Total commercial and commercial real estate	161,540	5.86	2,357	127,620	7.96	2,532
Consumer:
Real estate 1-4 family first mortgage	73,663	6.79	1,250	58,283	7.36	1,071
Real estate 1-4 family junior lien mortgage	75,018	6.68	1,246	70,390	8.20	1,440
Credit card	19,037	11.81	561	14,950	14.46	540
Other revolving credit and installment	54,842	8.78	1,198	53,464	9.78	1,303

Total consumer	222,560	7.67	4,255	197,087	8.85	4,354
Foreign	7,445	10.61	197	7,263	12.00	218

Total loans (5)	391,545	6.98	6,809	331,970	8.58	7,104
Other	2,033	4.47	24	1,329	5.23	18

Total earning assets	$515,821	6.69	8,609	$429,178	8.05	8,611

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,487	1.18	16	$5,193	3.24	42
Market rate and other savings	161,760	1.21	486	145,185	2.82	1,022
Savings certificates	37,634	3.06	287	39,729	4.38	433
Other time deposits	5,773	2.72	38	4,574	4.82	55
Deposits in foreign offices	51,884	1.83	236	32,841	4.75	389

Total interest-bearing deposits	262,538	1.63	1,063	227,522	3.42	1,941
Short-term borrowings	66,537	2.16	357	21,066	5.06	265
Long-term debt	100,552	3.41	856	90,931	5.17	1,174

Total interest-bearing liabilities	429,627	2.13	2,276	339,519	3.99	3,380
Portion of noninterest-bearing funding sources	86,194	--	--	89,659	--	--

Total funding sources	$515,821	1.77	2,276	$429,178	3.16	3,380

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.92%	$6,333		4.89%	$5,231

NONINTEREST-EARNING ASSETS
Cash and due from banks	$10,875			$11,655
Goodwill	13,171			11,435
Other	54,882			50,418

Total noninterest-earning assets	$78,928			$73,508

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$88,041			$91,256
Other liabilities	28,723			25,221
Stockholders’ equity	48,358			46,690
Noninterest-bearing funding sources used to fund earning assets	(86,194)			(89,659)

Net noninterest-bearing funding sources	$78,928			$73,508

TOTAL ASSETS	$594,749			$502,686

(1)	Our average prime rate was 5.08% and 8.25% for the quarters ended June 30, 2008 and 2007, respectively, and 5.65% and 8.25% for the six months ended June 30, 2008 and 2007, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.75% and 5.36% for the quarters ended June 30, 2008 and 2007, respectively, and 3.02% and 5.36% for the six months ended June 30, 2008 and 2007, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Six months ended June 30							,
	2008			2007
			Interest			Interest
	Average	Yields/	income/	Average	Yields /	income	/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$3,870	2.81%	$54	$5,355	5.13%	$136
Trading assets	5,022	3.49	87	4,439	5.17	114
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,012	3.81	19	796	4.29	17
Securities of U.S. states and political subdivisions	6,664	7.00	238	3,960	7.40	142
Mortgage-backed securities:
Federal agencies	38,364	6.00	1,123	33,036	6.14	1,000
Private collateralized mortgage obligations	21,706	5.97	664	3,904	6.37	123

Total mortgage-backed securities	60,070	5.99	1,787	36,940	6.16	1,123
Other debt securities (4)	12,213	6.58	422	5,433	7.52	202

Total debt securities available for sale (4)	79,959	6.14	2,466	47,129	6.39	1,484
Mortgages held for sale (5)	27,138	6.02	817	34,212	6.48	1,108
Loans held for sale (5)	691	6.52	22	829	7.78	32
Loans:
Commercial and commercial real estate:
Commercial	93,174	6.50	3,013	72,505	8.30	2,986
Other real estate mortgage	38,701	6.09	1,173	31,166	7.45	1,152
Real estate construction	19,073	5.53	525	16,144	7.99	640
Lease financing	6,956	5.71	198	5,531	5.84	162

Total commercial and commercial real estate	157,904	6.25	4,909	125,346	7.94	4,940
Consumer:
Real estate 1-4 family first mortgage	72,985	6.84	2,496	56,374	7.34	2,066
Real estate 1-4 family junior lien mortgage	75,140	6.99	2,614	69,738	8.19	2,833
Credit card	18,907	12.06	1,140	14,755	14.01	1,033
Other revolving credit and installment	55,376	8.94	2,462	53,501	9.76	2,590

Total consumer	222,408	7.86	8,712	194,368	8.82	8,522
Foreign	7,420	10.94	404	7,015	11.78	410

Total loans (5)	387,732	7.26	14,025	326,729	8.55	13,872
Other	1,930	4.50	44	1,327	5.17	34

Total earning assets	$506,342	6.94	17,515	$420,020	8.05	16,780

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,357	1.54	41	$4,905	3.24	79
Market rate and other savings	160,812	1.59	1,270	143,071	2.80	1,985
Savings certificates	39,774	3.54	700	39,125	4.40	854
Other time deposits	5,269	3.09	80	6,931	5.03	173
Deposits in foreign offices	49,262	2.31	566	30,258	4.71	707

Total interest-bearing deposits	260,474	2.05	2,657	224,290	3.41	3,798
Short-term borrowings	59,754	2.63	782	16,308	4.96	401
Long-term debt	100,619	3.85	1,933	89,984	5.16	2,312

Total interest-bearing liabilities	420,847	2.56	5,372	330,582	3.97	6,511
Portion of noninterest-bearing funding sources	85,495	--	--	89,438	--	--

Total funding sources	$506,342	2.13	5,372	$420,020	3.13	6,511

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.81%	$12,143		4.92%	$10,269

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,262			$11,758
Goodwill	13,166			11,355
Other	54,101			49,320

Total noninterest-earning assets	$78,529			$72,433

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$86,464			$90,020
Other liabilities	29,534			25,378
Stockholders’ equity	48,026			46,473
Noninterest-bearing funding sources used to fund earning assets	(85,495)			(89,438)

Net noninterest-bearing funding sources	$78,529			$72,433

TOTAL ASSETS	$584,871			$492,453

(1)	Our average prime rate was 5.08% and 8.25% for the quarters ended June 30, 2008 and 2007, respectively, and 5.65% and 8.25% for the six months ended June 30, 2008 and 2007, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.75% and 5.36% for the quarters ended June 30, 2008 and 2007, respectively, and 3.02% and 5.36% for the six months ended June 30, 2008 and 2007, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

	Quarter			Six months
	ended June 30	,	%	ended June 30		,	%
(in millions)	2008	2007	Change	2008	2007		Change

Service charges on deposit accounts	$800	$740	8%	$1,548	$1,425		9%

Trust and investment fees:
Trust, investment and IRA fees	566	610	(7)	1,125	1,147		(2)
Commissions and all other fees	196	229	(14)	400	423		(5)

Total trust and investment fees	762	839	(9)	1,525	1,570		(3)

Card fees	588	517	14	1,146	987		16

Other fees:
Cash network fees	47	50	(6)	95	95		—
Charges and fees on loans	251	253	(1)	499	491		2
All other fees	213	335	(36)	416	563		(26)

Total other fees	511	638	(20)	1,010	1,149		(12)

Mortgage banking:
Servicing income, net	221	(45)	NM	494	171		189
Net gains on mortgage loan origination/ sales activities	876	635	38	1,143	1,130		1
All other	100	99	1	191	178		7

Total mortgage banking	1,197	689	74	1,828	1,479		24

Operating leases	120	187	(36)	263	379		(31)
Insurance	550	432	27	1,054	831		27
Net gains from trading activities	516	260	98	619	525		18
Net gains (losses) on debt securities available for sale	(91)	(42)	117	232	(11)		NM
Net gains from equity investments	46	242	(81)	359	339		6
All other	182	193	(6)	400	453		(12)

Total	$5,181	$4,695	10	$9,984	$9,126		9

NM - Not meaningful
We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At June 30, 2008, these assets totaled $1.10 trillion, up 2% from $1.08 trillion at June 30, 2007. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees declined 7% in second quarter 2008 from a year ago, while the S&P 500® declined 15% over the same period.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. At June 30, 2008 and 2007, brokerage balances totaled $129 billion and $126 billion, respectively.
Card fees increased 14% to $588 million in second quarter 2008 from $517 million in second quarter 2007, due to continued growth in new accounts and higher credit and debit card transaction volume. Purchase volume on these cards was up 13% from a year ago and average card balances were up 30%.

Mortgage banking noninterest income was $1,197 million in second quarter 2008, compared with $689 million in second quarter 2007. In addition to servicing fees, net servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for second quarter 2008 included a $65 million net MSRs valuation loss that was recorded to earnings ($4.13 billion fair value gain less a $4.20 billion economic hedging loss) and for second quarter 2007 included a $225 million net MSRs valuation loss ($2.01 billion fair value gain less a $2.24 billion economic hedging loss). Our portfolio of loans serviced for others was $1.45 trillion at June 30, 2008, up 7% from $1.35 trillion at June 30, 2007. At June 30, 2008, the ratio of MSRs to related loans serviced for others was 1.37%.
Net gains on mortgage loan origination/sales activities were $876 million in second quarter 2008, up from $635 million in second quarter 2007. Gains for second quarter 2008 were primarily driven by wider margins on new originations. Residential real estate originations totaled $63 billion in second quarter 2008 and $80 billion in second quarter 2007. (For additional detail, see “Asset/Liability and Market Risk Management — Mortgage Banking Interest Rate and Market Risk,” Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.)
The 1-4 family first mortgage unclosed pipeline was $47 billion at June 30, 2008, $43 billion at December 31, 2007, and $56 billion at June 30, 2007.
Insurance revenue was up 27% in second quarter 2008 from second quarter 2007, due to customer growth, higher crop insurance revenues and the fourth quarter 2007 acquisition of ABD Insurance.
Income from trading activities was $516 million and $619 million in the second quarter and first half of 2008, respectively, and included a $206 million increase in the value of interest-only investments associated with the Home Mortgage servicing portfolio in second quarter 2008. Income from trading activities was $260 million and $525 million in the second quarter and first half of 2007, respectively. Net gains (losses) on debt securities available for sale were $(91) million for second quarter 2008 and $232 million for first half of 2008, and $(42) million and $(11) million, respectively, for the same periods of the prior year. Net gains from equity investments were $46 million and $359 million in the second quarter and first half of 2008, respectively, and $242 million and $339 million in the same periods of 2007. Gains on equity investments for the first half of 2008 included a $334 million gain recognized in first quarter 2008 from our ownership in Visa, which completed its initial public offering in March 2008. Net gains on securities available for sale for second quarter 2008 included $129 million of other-than-temporary impairment charges, which were largely recorded in net losses on debt securities. (For additional detail, see “Balance Sheet Analysis — Securities Available for Sale” in this Report.)

NONINTEREST EXPENSE

	Quarter				Six months
	ended June 30		,	%	ended June 30		,	%
(in millions)	2008	2007		Change	2008	2007		Change

Salaries	$2,030	$1,907		6%	$4,014	$3,774		6%
Incentive compensation	806	900		(10)	1,450	1,642		(12)
Employee benefits	593	581		2	1,180	1,246		(5)
Equipment	305	292		4	653	629		4
Net occupancy	400	369		8	799	734		9
Operating leases	102	148		(31)	218	301		(28)
Outside professional services	212	235		(10)	383	427		(10)
Outside data processing	122	121		1	231	232		—
Travel and entertainment	112	118		(5)	217	227		(4)
Contract services	104	113		(8)	212	231		(8)
Operating losses (reduction in losses)	56	57		(2)	(17)	144		NM
Insurance	206	148		39	367	276		33
Advertising and promotion	104	113		(8)	189	204		(7)
Postage	84	85		(1)	173	172		1
Telecommunications	82	81		1	160	162		(1)
Stationery and supplies	54	52		4	106	105		1
Security	45	44		2	89	87		2
Core deposit intangibles	31	27		15	62	53		17
All other	412	336		23	836	607		38

Total	$5,860	$5,727		2	$11,322	$11,253		1

NM - Not meaningful
Noninterest expense for second quarter increased 2% from the prior year. Second quarter 2008 expenses included higher salaries and insurance expense, consistent with higher insurance income, offset by lower non-labor expenses, such as outside professional services, travel and entertainment, contract services, advertising and promotion, and postage. In the last 12 months, we opened 78 retail banking stores, including 19 stores this quarter, converted 60 stores from acquisitions, and added 1,800 full-time equivalent (FTE) team members.
INCOME TAX EXPENSE
Our effective income tax rate was 32.2% for second quarter 2008, down from 33.8% for second quarter 2007, primarily due to a lower level of pre-tax income and higher amounts of tax credits and tax-exempt income in 2008. For the first half of 2008, our effective tax rate was 33.7%, compared with 31.9% for the first half of 2007. The tax rate in the first half of 2007 was primarily impacted by the resolution of certain outstanding federal income tax matters.

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
Community Banking’s net income decreased 18% to $1.23 billion in second quarter 2008 from $1.50 billion in second quarter 2007, reflecting a $1.1 billion credit reserve build. Net income decreased 11% to $2.66 billion in the first half of 2008 from $3.00 billion in the first half of 2007. Revenue increased 22% to $7.55 billion in second quarter 2008 from $6.17 billion a year ago. Net interest income increased 28% to $4.14 billion in second quarter 2008 from $3.23 billion a year ago, driven by strong balance sheet growth and increased net interest margin. Average loans were up 16% to $215.9 billion in second quarter 2008 from $186.6 billion a year ago. Average core deposits were up 4% to $252.6 billion in second quarter 2008 from $243.0 billion a year ago. The increase in the provision for credit losses to $2.0 billion in second quarter 2008 from $353 million a year ago included an additional $1.1 billion in credit reserve build. Noninterest income increased 16% to $3.41 billion in second quarter 2008 from $2.95 billion a year ago, primarily driven by strong retail banking fee revenue growth in cards, deposit service charges and mortgage banking. Noninterest expense increased 4% to $3.74 billion in second quarter 2008 from $3.59 billion a year ago, driven by investments in technology, distribution and sales staff, partially offset by expense management.
Wholesale Banking’s net income decreased 10% to $557 million in second quarter 2008 from $621 million in second quarter 2007, partly due to a $143 million credit reserve build. Net income decreased 18% to $1.03 billion in the first half of 2008 from $1.25 billion in the first half of 2007. Revenue increased 8% to $2.50 billion in second quarter 2008 from $2.31 billion a year ago. Net interest income increased 15% to $1.02 billion for second quarter 2008 from $888 million a year ago driven by strong loan and deposit growth and higher fee income. Average loans increased 32% to $107.6 billion in second quarter 2008 from $81.4 billion a year ago, with double-digit increases across nearly all wholesale lending businesses. Average core deposits grew 14% to $65.8 billion, all in interest-bearing balances. The increase in the provision for credit losses to $245 million in second quarter 2008 from $1 million a year ago included $102 million from higher net charge-offs and an additional $143 million in credit reserve build. Noninterest income increased 4% to $1.48 billion in second quarter 2008 from a year ago, and included higher deposit service charges, foreign exchange, financial products and insurance revenue offset by lower commercial real estate brokerage and capital markets activity. Noninterest expense increased 5% to $1.42 billion in second quarter 2008 from $1.35 billion a year ago, mainly due to higher personnel-related costs, including additional team members, as well as insurance expenses and expenses related to higher financial product sales.
Wells Fargo Financial reported a net loss of $38 million in second quarter 2008 compared with net income of $156 million in second quarter 2007, reflecting higher credit costs, primarily driven by continued weakness in the real estate market. For the first half of 2008, net income was $59 million, compared with $268 million for the same period a year ago. Revenue was $1.41 billion in second quarter 2008, flat from a year ago. Net interest income increased 4% to $1.12 billion in second quarter 2008 from $1.08 billion a year ago due to 6% growth in average loans to $68.0 billion in second quarter 2008 from $64.0 billion a year ago. The provision for credit losses increased $405 million in second quarter 2008 from a year ago and included an additional $265 million in credit reserve build. Noninterest expense decreased $88 million (11%) to $703 million in second quarter 2008 from $791 million a year ago primarily due to lower personnel expenses from a lower level of FTEs.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt and privately issued mortgage-backed securities. At June 30, 2008, we held $87.7 billion of debt securities available for sale, with net unrealized losses of $1.6 billion, compared with $70.2 billion at December 31, 2007, with net unrealized gains of $775 million. We also held $3.7 billion of marketable equity securities available for sale at June 30, 2008, and $2.8 billion at December 31, 2007, with net unrealized losses of $526 million and $95 million for the same periods, respectively. The increase in net unrealized losses for the total securities available-for-sale portfolio to $2.1 billion at June 30, 2008, from net unrealized gains of $680 million at December 31, 2007, was largely due to an increase in market yields and wider spreads on mortgage-backed securities in the first half of 2008.
We conduct other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action.
Based on our evaluation at June 30, 2008, we recorded other-than-temporary impairment of $129 million in second quarter 2008, largely related to debt securities available for sale. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.
The weighted-average expected maturity of debt securities available for sale was 6.9 years at June 30, 2008. Since 78% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown in the following table.

MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At June 30, 2008	$68.2	$(1.0)	5.2 yrs.

At June 30, 2008, assuming a 200 basis point:
Increase in interest rates	62.2	(7.0)	6.7 yrs.
Decrease in interest rates	72.4	3.2	2.4 yrs.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance — Net Interest Income” on page 11 and a comparative schedule of average loan balances is included in the table on page 12; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Total loans at June 30, 2008, were $399.2 billion, up $56.4 billion (16%) from $342.8 billion at June 30, 2007. Commercial and commercial real estate loans were $167.6 billion at June 30, 2008, up $35.2 billion (27%) from $132.4 billion a year ago. Consumer loans were $224.1 billion at June 30, 2008, up $21.3 billion (10%) from $202.8 billion a year ago. Mortgages held for sale were $25.2 billion at June 30, 2008, down $9.3 billion from $34.6 billion a year ago.
DEPOSITS

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Noninterest-bearing	$85,062		$84,348		$89,809
Interest-bearing checking	5,636		5,277		3,795
Market rate and other savings	159,323		153,924		147,281
Savings certificates	36,104		42,708		40,271
Foreign deposits (1)	24,285		25,474		19,446

Core deposits	310,410		311,731		300,602
Other time deposits	7,439		3,654		3,130
Other foreign deposits	21,275		29,075		21,011

Total deposits	$339,124		$344,460		$324,743

(1)	Reflects Eurodollar sweep balances included in core deposits.
Average core deposits increased $17.8 billion to $318.4 billion in second quarter 2008 from second quarter 2007, predominantly due to growth in market rate and other savings.

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
Almost all of our off-balance sheet arrangements result from securitizations. Based on market conditions, from time to time we may securitize home mortgage loans and other financial assets, including commercial mortgages. We normally structure loan securitizations as sales, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125. This involves the transfer of financial assets to certain qualifying special-purpose entities (QSPEs) that we are not required to consolidate. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2007 Form 10-K and Note 11 (Guarantees) to Financial Statements in this Report.
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
Specifically, the ASF Framework applies to all first lien subprime residential ARM loans that have an initial fixed rate period of 36 months or less that were originated between January 1, 2005, and July 31, 2007, that are included in securitized pools, and that have an initial interest rate reset between January 1, 2008, and July 31, 2010. The ASF Framework divides these subprime ARM loans into three segments and requires loan servicers to address the borrowers according to their assigned segment. Segment 1 includes current loans where the borrower is likely to be able to refinance into an available mortgage product. Segment 2 includes loans where the borrower is current, meets other specific criteria, and is unlikely to be able to refinance into other readily available mortgage products. Loans included in Segment 2 are eligible for a streamlined loan modification which generally includes freezing the introductory interest rate for a period of five years following the upcoming reset date. Segment 3 includes loans where the borrower is not current and does not meet the criteria for Segments 1 or 2. The total of ASF Framework segmented loans owned by QSPEs that we serviced was approximately $1.8 billion at June 30, 2008, or 0.1% of our total managed servicing portfolio.

We believe our adoption of the ASF Framework will not affect the off-balance sheet accounting treatment of the QSPEs that hold these subprime ARM loans. The Office of the Chief Accountant of the SEC has issued guidance regarding the ASF Framework that these streamlined loan modifications will not impact the accounting for the QSPEs because it would be reasonable to conclude that defaults on these loans are “reasonably foreseeable” without a loan modification.
RISK MANAGEMENT
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. Beginning in 2007 and continuing in 2008, we updated our credit policies related to residential real estate lending to reflect the deteriorating economic conditions in the industry and decisions were made to exit certain underperforming indirect channels.

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
NONACCRUAL LOANS AND OTHER ASSETS

	June 30 ,	Dec. 31 ,	June 30 ,
(in millions)	2008	2007	2007

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$685	$432	$395
Other real estate mortgage	198	128	129
Real estate construction	563	293	81
Lease financing	59	45	29

Total commercial and commercial real estate	1,505	898	634
Consumer:
Real estate 1-4 family first mortgage (1)	1,638	1,272	663
Real estate 1-4 family junior lien mortgage	668	280	228
Other revolving credit and installment	207	184	155

Total consumer	2,513	1,736	1,046
Foreign	55	45	53

Total nonaccrual loans (2)	4,073	2,679	1,733
As a percentage of total loans	1.02%	0.70%	0.51%

Foreclosed assets:
GNMA loans (3)	535	535	423
Other	595	649	554
Real estate and other nonaccrual investments (4)	24	5	5

Total nonaccrual loans and other assets	$5,227	$3,868	$2,715

As a percentage of total loans	1.31%	1.01%	0.79%

(1)	Includes nonaccrual mortgages held for sale.
(2)	Includes impaired loans of $1,075 million, $469 million and $276 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
Nonaccrual loans increased $2.3 billion to $4.1 billion at June 30, 2008, from $1.7 billion at June 30, 2007, reflecting economic conditions, primarily in portfolios affected by residential real estate conditions and the associated impact on the consumer with a significant portion of the increase in the real estate 1-4 family first mortgage loan portfolio. The increase in nonaccrual loans from a year ago was caused in part by our active loss mitigation strategies, including proactively working with customers on restructuring their loan terms to align with their current financial capacity, at Wells Fargo Financial, Home Equity and Home Mortgage. The $2.34 billion increase from a year ago included $582 million in Wells Fargo Financial real estate, $472 million in Home Equity and $327 million in Home Mortgage. The change in the Home Equity charge-off policy also contributed to the increase in nonaccrual loans, as fewer loans were charged off in the quarter. We have helped nearly 900 customers, and approximately $90 million of loans have been modified due to this change. Nonaccrual real estate 1-4 family loans included approximately $146 million of loans at June 30, 2008, that have been modified. Our policy requires six consecutive months of payments on these loans before they are returned to accrual status. In addition, due to illiquid market conditions, we are now holding more foreclosed properties than we have historically. As a result, foreclosed asset balances increased $153 million to $1,130 million at June 30, 2008, from a year ago, including an increase of $127 million from Home Mortgage. The increase in the nonaccrual commercial and commercial real estate portfolios was influenced by the deterioration of credit related to the residential real estate and construction industries.
We expect that the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. (See “Financial Review — Allowance for Credit Losses” in this Report for additional discussion.) The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $7,262 million, $6,393 million and $4,994 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The total included $5,482 million, $4,834 million and $3,908 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs. The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$16		$32		$21
Other real estate mortgage	38		10		2
Real estate construction	81		24		4

Total commercial and commercial real estate	135		66		27
Consumer:
Real estate 1-4 family first mortgage (1)	370		286		179
Real estate 1-4 family junior lien mortgage	236		201		76
Credit card	441		402		253
Other revolving credit and installment	563		552		515

Total consumer	1,610		1,441		1,023
Foreign	35		52		36

Total	$1,780		$1,559		$1,086

(1)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
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
Net charge-offs for second quarter 2008 were $1.5 billion (1.55% of average total loans outstanding, annualized), compared with $1.5 billion (1.60%) for first quarter 2008 and $720 million (0.87%) for second quarter 2007. As previously announced, the Home Equity charge-off policy was changed in second quarter 2008 to provide more time to work with customers to solve their credit problems and keep them in their homes. The policy change had the effect of deferring an estimated $265 million of charge-offs from the second quarter, but did not reduce provision expense in second quarter 2008 since this loss content was included in the $1.5 billion credit reserve build. Total provision expense in second quarter 2008 was $3.0 billion, including a $1.5 billion credit reserve build, primarily for losses in the Home Equity, Wells Fargo Financial real estate, and unsecured consumer portfolios. The $792 million increase in net credit losses from a year ago included $243 million in the real estate 1-4 family junior lien category. Net credit losses in the commercial category (primarily Business Direct) increased $199 million from a year ago.
Because of our responsible lending and risk management practices, we have largely avoided many of the products others in the mortgage industry have offered. We have not offered certain mortgage products such as negative amortizing mortgages or option ARMs. We had minimal ARM reset risk across our owned loan portfolios at June 30, 2008. While our disciplined underwriting standards have resulted in first mortgage delinquencies below industry averages through June 30, 2008, we continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. In the past year, for example, we have tightened underwriting standards as we believed appropriate. Home Mortgage closed its nonprime wholesale channel early in third quarter 2007, after closing its nonprime correspondent channel in second quarter 2007. In addition, rates were increased for non-conforming mortgage loans during third quarter 2007 reflecting the reduced liquidity in the capital markets. As a result of these underwriting and policy changes, as well as overall market changes, Home Mortgage has shifted its loan origination production mix to significantly more government and conforming loans than a year ago, when production included a higher level of non-conforming and nonprime loans.
Although credit quality in Wells Fargo Financial’s real estate-secured lending business has deteriorated, we have not experienced the level of credit degradation that many nonprime lenders have because of our disciplined underwriting practices. Wells Fargo Financial has continued its long-standing practice not to use brokers or correspondents in its U.S. debt consolidation business. We endeavor to ensure that there is a tangible benefit to the borrower before we make a loan.
The deterioration in segments of the Home Equity portfolio required a targeted approach to managing these assets. We segregated into a liquidating portfolio all Home Equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and all home equity loans acquired through correspondents. While the $11.1 billion of loans in this liquidating portfolio represented about 3% of total loans outstanding at June 30, 2008, these loans experienced a significant portion of the credit losses in our $83.8 billion Home Equity portfolio, with an annualized loss rate of 3.46% for second quarter 2008, compared with 1.36% for the remaining core portfolio. In this challenging real estate market it is necessary to have more time to work with our customers to identify ways to help resolve their financial difficulties and keep them in their homes. In order to provide this additional time to assist our customers, beginning April 1, 2008, we changed our Home Equity charge-off policy, consistent with Federal Financial Institutions Examination Council (FFIEC) guidelines. This change in charge-off policy resulted in loan modifications for nearly 900 customers for approximately $90 million of loans. The core portfolio consisted of $72.8 billion of loans in the Home Equity portfolio at June 30, 2008. The following table includes the credit attributes of these two portfolios.

HOME EQUITY PORTFOLIO (1)

					% of loans
					two payments				Annualized loss rate
	Outstanding balances				or more past due				Quarter ended
	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,	June 30	,	Dec. 31	,
(in millions)	2008		2007		2008		2007		2008		2007	(2)

Liquidating portfolio
California	$4,310		$4,387		4.85%		2.94%		4.64%		7.34%
Florida	561		582		6.80		4.98		6.39		7.08
Arizona	266		274		4.08		2.67		5.38		5.84
Texas	208		221		1.11		0.83		1.02		0.78
Minnesota	135		141		3.15		3.18		3.24		4.09
Other	5,589		6,296		2.40		2.00		2.27		2.94

Total	11,069		11,901		3.60		2.50		3.46		4.80

Core portfolio
California	27,114		25,991		2.32		1.63		1.92		1.27
Florida	2,572		2,614		4.42		2.92		3.84		2.57
Arizona	3,789		3,821		2.29		1.54		1.62		0.90
Texas	2,767		2,842		1.05		1.03		0.34		0.19
Minnesota	4,499		4,668		1.17		1.08		0.81		0.88
Other	32,016		32,393		1.43		1.43		0.83		0.44

Total	72,757		72,329		1.88		1.52		1.36		0.86

Combined totals	$83,826		$84,230		2.11		1.66		1.65		1.42

(1)	Reflects the impact of the April 1, 2008, change in the Home Equity charge-off policy.
(2)	Annualized loss rate for December 31, 2007, data is based on loss rate for month of December 2007.
Other consumer portfolios performed as expected during the quarter. Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $77 million in second quarter 2008 from second quarter 2007, including an increase of $36 million in Wells Fargo Financial’s residential real estate portfolio. The increase in mortgage loss rates was consistent with the continued declines in home prices. Credit card net charge-offs increased $168 million from a year ago, as expected, due to the effect of the current economic environment on consumers. Net charge-offs in the auto portfolio in second quarter 2008 were up $30 million from a year ago and down $47 million linked quarter. The process improvements and underwriting changes made in prior quarters continued to produce the desired results; however, increased economic stress will place additional pressure on any portfolio closely tied to the consumer.
Because of our Wholesale Banking business model, focused primarily on long-term relationships with business customers, we have not participated significantly in certain higher-risk activities. Wholesale Banking net income in second quarter 2008 was only minimally impacted by the capital markets dislocation that has resulted in significant write-downs at other financial services companies. During first quarter 2008 we recorded a $39 million liability for a capital support agreement for one structured investment vehicle (SIV) held by our AAA-rated non-government money market mutual funds. We do not act as a sponsor for any SIVs. On the investment side of this business, we operate within disciplined credit standards and regularly monitor and manage our securities portfolios. We have not participated in the underwriting of any of the large leveraged buyouts that were “covenant lite,” and we have minimal direct exposure to hedge funds. Similarly, we have not made a market in subprime securities.

Commercial and commercial real estate net charge-offs increased $235 million to $342 million in second quarter 2008 from $107 million in second quarter 2007. Commercial and commercial real estate charge-offs include Business Direct (primarily unsecured lines of credit to small businesses), which increased $106 million in second quarter from a year ago and $30 million linked quarter.
We believe the allowance for credit losses of $7.52 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at June 30, 2008. During second quarter 2008, our reserve for unfunded commitments decreased linked quarter as our updated evaluation indicated lower loss content from open commitment exposures. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” in our 2007 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review — Critical Accounting Policies — Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K.
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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of June 30, 2008, our most recent simulation indicated estimated earnings at risk of approximately 6.2% of our most likely earnings plan over the next 12 months using a scenario in which the federal funds rate rises 350 basis points to 5.50% and the 10-year Constant Maturity Treasury bond yield rises 126 basis points to 5.25%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate and Market Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair value of these derivatives as of June 30, 2008, and December 31, 2007, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
•	to convert a major portion of our long-term fixed-rate debt, which we issue to finance the Company, from fixed-rate payments to floating-rate payments by entering into receive-fixed swaps;
•	to convert the cash flows from selected asset and/or liability instruments/portfolios from fixed-rate payments to floating-rate payments or vice versa; and
•	to hedge our mortgage origination pipeline, funded mortgage loans, MSRs and other interests held using interest rate swaps, swaptions, futures, forwards and options.
Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, we may reduce unwanted credit and liquidity risks by selling or securitizing some or all of the long-term fixed-rate mortgage loans and ARMs we originate. From time to time, we hold originated ARMs and fixed-rate mortgage loans in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgage loans as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize mortgages held for sale.
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
Under FAS 159 we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices generally exist to reliably support fair value pricing models used for these loans. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. During second quarter 2008, in response to continued secondary market illiquidity, we decided to originate certain prime non-agency loans to be held for investment for the foreseeable future rather than to be held for sale. Loan origination fees are recorded when earned, and related direct loan origination costs and fees are recognized when incurred.
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
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” An increase in interest rates generally reduces the propensity for refinancing, increases the expected duration of the servicing portfolio and therefore increases the estimated fair value of the MSRs. However, an increase in interest rates can also reduce mortgage loan demand and therefore reduces origination income. In second quarter 2008, a $4.13 billion increase in the fair value of our MSRs and $4.20 billion of losses on the free-standing derivatives used to hedge the MSRs, resulted in a net loss of $65 million.
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
The total carrying value of our residential and commercial MSRs was $19.8 billion at June 30, 2008, and $17.2 billion at December 31, 2007. The weighted-average note rate on the owned servicing portfolio was 6.00% at June 30, 2008, and 6.01% at December 31, 2007. Our total MSRs were 1.37% of mortgage loans serviced for others at June 30, 2008, compared with 1.20% at December 31, 2007.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. For interest rate lock commitments issued prior to January 1, 2008, we recorded a zero fair value for the derivative loan commitment at inception consistent with SAB 105. Effective January 1, 2008, we were required by SAB 109 to include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. The implementation of SAB 109 did not have a material impact on our results or the valuation of our loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan commitment is affected primarily by changes in interest rates and the passage of time.
Outstanding derivative loan commitments expose us to the risk that the price of the mortgage loans underlying the commitments might decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. To minimize this risk, we utilize forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts as economic hedges against the potential decreases in the values of the loans. We expect that these derivative financial instruments will experience changes in fair value that will either fully or partially offset the changes in fair value of the derivative loan commitments. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged.
Market Risk — Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at June 30, 2008, and December 31, 2007, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout second quarter 2008 was $15 million, with a lower bound of $10 million and an upper bound of $22 million.
Market Risk — Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The

Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $2.20 billion at June 30, 2008, and $2.02 billion at December 31, 2007.
We also have marketable equity securities in the securities available-for-sale portfolio, including common stock, perpetual preferred securities, and securities relating to our venture capital activities. We manage these securities within investment risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include other-than-temporary impairment charges, which are recorded when identified. The fair value of marketable equity securities was $3.67 billion and cost was $4.20 billion at June 30, 2008, and $2.78 billion and $2.88 billion, respectively, at December 31, 2007. (For additional detail, see “Balance Sheet Analysis — Securities Available for Sale” in this Report.)
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
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. Moody’s Investors Service rates Wells Fargo Bank, N.A. as “Aaa,” its highest investment grade, and rates the Company’s senior debt as “Aa1.” Standard & Poor’s Ratings Services rates Wells Fargo Bank, N.A. as “AAA” and the Company’s senior debt rating as “AA+.” Wells Fargo Bank, N.A. is the only U.S. bank to have the highest possible credit rating from both Moody’s and S&P.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. However, the Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $30 billion in outstanding short-term debt and $105 billion in outstanding long-term debt, subject to a total outstanding debt limit of $135 billion. During the first half of 2008, the Parent issued a total of $6.5 billion of registered senior notes. The Parent also issued capital securities in the form of $4.1 billion in junior subordinated debt to statutory business trusts formed by the Parent, which, in turn, issued trust preferred and perpetual preferred purchase securities. We used the proceeds from securities issued in the first half of 2008 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. On May 1, 2008, the Parent remarketed $2.9 billion aggregate original principal amount of its Floating Rate Convertible Senior Debentures (the Debentures) due 2033. Following the remarketing, the Debentures are no longer convertible, and the principal amount of the Debentures will accrete at a rate of 3.55175% per annum, commencing May 1, 2008. Net proceeds of the remarketing will be paid to holders of the Debentures that elected to participate in the remarketing. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $50 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. In the first half of 2008, Wells Fargo Bank, N.A. issued $23.8 billion in short-term senior notes.
Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion of medium-term notes for distribution from time to time in Canada. In the first half of 2008, WFFCC issued CAD$500 million in medium-term notes, leaving CAD$6.5 billion available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.

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
In 2007, the Board authorized the repurchase of up to 200 million additional shares of our outstanding common stock. During the first half of 2008, we repurchased approximately 17 million shares of our common stock, all from our employee benefit plans. In the first half of 2008, we issued approximately 32 million shares of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs. At June 30, 2008, the total remaining common stock repurchase authority was approximately 24 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.) The Board of Directors approved a 10% increase in our common stock dividend to $0.34 per share for third quarter 2008 from $0.31 per share for second quarter 2008.
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first half of 2008, retained earnings increased $1.6 billion, predominantly resulting from net income of $3.8 billion, less dividends of $2.1 billion. In the first half of 2008, we issued $856 million of common stock under various employee benefit and director plans.
At June 30, 2008, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. In this Report we make forward-looking statements that we expect or believe:
•	the Home Equity and unsecured retail loan portfolios will experience higher losses;
•	the adoption of FAS 161 will not affect our consolidated financial statements;
•	the adoption of the ASF Framework will not affect the off-balance sheet accounting treatment of the QSPEs that hold subprime ARM loans;
•	the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	increased economic stress will place additional pressure on any portfolio closely tied to the consumer;
•	the election to measure at fair value new prime MHFS and other interests held will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used to hedge these assets;
•	changes in the fair value of derivative financial instruments used to hedge derivative loan commitments will fully or partially offset changes in the fair value of such commitments;
•	proceeds of securities issued in the future will be used for general corporate purposes;
•	one pending business combination transaction will close in fourth quarter 2008;
•	our investments in entities formed to invest in affordable housing and sustainable energy projects will be recovered over time through realization of federal tax credits;
•	the amount of any additional consideration that may be payable in connection with previous acquisitions will not be significant to our financial statements; and
•	$41 million of deferred net gains on derivatives in other comprehensive income at June 30, 2008, will be reclassified as earnings in the next 12 months.
This Report includes various statements about the estimated impact on our earnings from simulated changes in interest rates and on expected losses in our loan portfolio from assumed changes in loan credit quality. This Report also includes the statement that we believe the allowance for credit losses at June 30, 2008, was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. There is no assurance that our allowance for credit losses at June 30, 2008, will be sufficient to cover future credit losses. As described below and elsewhere in this Report and in our 2007 Form 10-K, increases in loan charge-offs, changes in the allowance for credit losses or the related provision expense, or other effects of credit deterioration after June 30, 2008, could have a material negative effect on net income.
This Report also includes various statements about the evaluation for other-than-temporary impairment of securities held in our available-for-sale portfolio, including certain perpetual preferred securities. Given the continued disruption in the capital markets and the recent adverse developments affecting perpetual preferred securities, we may be required to recognize other-than-temporary impairment in future periods with respect to these and other securities held in our available-for-sale portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period. Refer to “Balance Sheet Analysis — Securities Available for Sale”

and Note 4 (Securities Available for Sale) to Financial Statements in this Report for more information.
Factors that could cause our financial results and condition to vary significantly from quarter to quarter or cause actual results to differ from our expectations for our future financial and business performance include:
•	lower or negative revenue growth because of our inability to cross-sell more products to our existing customers;
•	decreased demand for our products and services and lower revenue and earnings because of an economic recession;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs and MHFS because of changes in interest rates;
•	increased funding costs due to market illiquidity and increased competition for funding;
•	the election to provide capital support to our mutual funds relating to investments in credit products;
•	reduced earnings due to higher credit losses generally and specifically because:
¡	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior, or other factors; and/or
¡	our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	higher credit losses because of federal or state legislation or regulatory action that reduces the amount that our borrowers are required to pay us;
•	higher credit losses because of federal or state legislation or regulatory action that limits our ability to foreclose on properties or other collateral or makes foreclosure less economically feasible;
•	changes to our allowance for credit losses following periodic examinations by our banking regulators;
•	negative effect on our servicing and investment portfolios because of financial difficulties or credit downgrades of mortgage and bond issuers;
•	reduced earnings because we write-down the carrying value of securities held in our securities available-for-sale portfolio following a determination that the securities are other-than-temporarily impaired;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;
•	reduced earnings because actual returns on our pension plan assets are lower than expected, resulting in an increase in future net periodic benefit expense;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;
•	reduced earnings because of the inability or unwillingness of counterparties to perform their obligations with respect to derivative financial instruments;
•	federal and state regulations;
•	reputational damage from negative publicity;

•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and saving account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
Refer to our 2007 Form 10-K, including “Risk Factors,” for more information about these factors. Refer also to this Report, including the discussion under “Risk Management” in the Financial Review section, for additional risk factors and other information that may supplement or modify the discussion of risk factors in our 2007 Form 10-K.
As described in our 2007 Form 10-K under “Regulation and Supervision — Deposit Insurance Assessments,” our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF). The Federal Deposit Insurance Corporation (FDIC) uses the DIF to cover insured deposits in the event of a bank failure, and maintains the fund by assessing member banks an insurance premium. Recent and future bank failures may cause the DIF to fall below the minimum balance required by law, forcing the FDIC to rebuild the fund by raising the insurance premiums assessed member banks. Depending on the frequency and severity of the bank failures, the increase in premiums could be significant and negatively affect our earnings.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of June 30, 2008, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during second quarter 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended June 30		,	Six months ended June 30		,
(in millions, except per share amounts)	2008	2007		2008	2007

INTEREST INCOME
Trading assets	$38	$47		$85	$100
Securities available for sale	1,224	752		2,356	1,438
Mortgages held for sale	423	578		817	1,108
Loans held for sale	10	17		22	32
Loans	6,806	7,100		14,018	13,864
Other interest income	46	79		98	170

Total interest income	8,547	8,573		17,396	16,712

INTEREST EXPENSE
Deposits	1,063	1,941		2,657	3,798
Short-term borrowings	357	265		782	401
Long-term debt	849	1,171		1,919	2,307

Total interest expense	2,269	3,377		5,358	6,506

NET INTEREST INCOME	6,278	5,196		12,038	10,206
Provision for credit losses	3,012	720		5,040	1,435

Net interest income after provision for credit losses	3,266	4,476		6,998	8,771

NONINTEREST INCOME
Service charges on deposit accounts	800	740		1,548	1,425
Trust and investment fees	762	839		1,525	1,570
Card fees	588	517		1,146	987
Other fees	511	638		1,010	1,149
Mortgage banking	1,197	689		1,828	1,479
Operating leases	120	187		263	379
Insurance	550	432		1,054	831
Net gains (losses) on debt securities available for sale	(91)	(42)		232	(11)
Net gains from equity investments	46	242		359	339
Other	698	453		1,019	978

Total noninterest income	5,181	4,695		9,984	9,126

NONINTEREST EXPENSE
Salaries	2,030	1,907		4,014	3,774
Incentive compensation	806	900		1,450	1,642
Employee benefits	593	581		1,180	1,246
Equipment	305	292		653	629
Net occupancy	400	369		799	734
Operating leases	102	148		218	301
Other	1,624	1,530		3,008	2,927

Total noninterest expense	5,860	5,727		11,322	11,253

INCOME BEFORE INCOME TAX EXPENSE	2,587	3,444		5,660	6,644
Income tax expense	834	1,165		1,908	2,121

NET INCOME	$1,753	$2,279		$3,752	$4,523

EARNINGS PER COMMON SHARE	$0.53	$0.68		$1.13	$1.34
DILUTED EARNINGS PER COMMON SHARE	$0.53	$0.67		$1.13	$1.33
DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.28		$0.62	$0.56
Average common shares outstanding	3,309.8	3,351.2		3,306.1	3,363.5
Diluted average common shares outstanding	3,321.4	3,389.3		3,319.6	3,402.5

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 ,	December 31 ,	June 30 ,
(in millions, except shares)	2008	2007	2007

ASSETS
Cash and due from banks	$13,610	$14,757	$12,714
Federal funds sold, securities purchased under resale agreements and other short-term investments	4,088	2,754	5,163
Trading assets	9,681	7,727	7,289
Securities available for sale	91,331	72,951	72,179
Mortgages held for sale (includes $22,940, $24,998 and $30,175 carried at fair value)	25,234	26,815	34,580
Loans held for sale	680	948	887
Loans	399,237	382,195	342,800
Allowance for loan losses	(7,375)	(5,307)	(3,820)

Net loans	391,862	376,888	338,980

Mortgage servicing rights:
Measured at fair value (residential MSRs)	19,333	16,763	18,733
Amortized	442	466	418
Premises and equipment, net	5,033	5,122	4,973
Goodwill	13,191	13,106	11,983
Other assets	34,589	37,145	31,966

Total assets	$609,074	$575,442	$539,865

LIABILITIES
Noninterest-bearing deposits	$85,062	$84,348	$89,809
Interest-bearing deposits	254,062	260,112	234,934

Total deposits	339,124	344,460	324,743
Short-term borrowings	86,139	53,255	40,838
Accrued expenses and other liabilities	31,919	30,706	33,215
Long-term debt	103,928	99,393	93,830

Total liabilities	561,110	527,814	492,626

STOCKHOLDERS’ EQUITY
Preferred stock	723	450	637
Common stock — $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	8,266	8,212	8,027
Retained earnings	40,534	38,970	37,603
Cumulative other comprehensive income (loss)	(1,060)	725	(236)
Treasury stock — 160,801,351 shares, 175,659,842 shares and 110,551,965 shares	(5,516)	(6,035)	(3,898)
Unearned ESOP shares	(771)	(482)	(682)

Total stockholders’ equity	47,964	47,628	47,239

Total liabilities and stockholders’ equity	$609,074	$575,442	$539,865

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,215	$302	$(3,203)	$(411)	$45,814

Cumulative effect of adoption of FSP13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,144	302	(3,203)	(411)	45,743

Comprehensive income:
Net income					4,523				4,523
Other comprehensive income, net of tax:
Translation adjustments						12			12
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $16 million of net gains included in net income						(533)			(533)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $50 million of net gains on cash flow hedges included in net income						(29)			(29)
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						12			12

Total comprehensive income									3,985
Common stock issued	38,031,618			(49)	(179)		1,223		995
Common stock issued for acquisitions	17,705,418			65			581		646
Common stock repurchased	(77,290,465)						(2,689)		(2,689)
Preferred stock (484,000) issued to ESOP		484		34				(518)	—
Preferred stock released to ESOP				(16)				247	231
Preferred stock (230,335) converted to common shares	6,613,653	(231)		15			216		—
Common stock dividends					(1,885)				(1,885)
Tax benefit upon exercise of stock options				127					127
Stock option compensation expense				83					83
Net change in deferred compensation and related plans				29			(26)		3

Net change	(14,939,776)	253	—	288	2,459	(538)	(695)	(271)	1,496

BALANCE JUNE 30, 2007	3,362,210,085	$637	$5,788	$8,027	$37,603	$(236)	$(3,898)	$(682)	$47,239

BALANCE DECEMBER 31, 2007	3,297,102,208	$450	$5,788	$8,212	$38,970	$725	$(6,035)	$(482)	$47,628

Cumulative effect of adoption of EITF 06-4 and EITF 06-10					(20)				(20)
FAS 158 change of measurement date					(8)				(8)

BALANCE JANUARY 1, 2008	3,297,102,208	450	5,788	8,212	38,942	725	(6,035)	(482)	47,600

Comprehensive income
Net income					3,752				3,752
Other comprehensive income, net of tax:
Translation adjustments						(6)			(6)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $141 million of net gains included in net income						(1,732)			(1,732)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $71 million of net gains on cash flow hedges included in net income						(49)			(49)
Defined benefit pension plans:
Amortization of net actuarial loss and prior service cost included in net income						2			2

Total comprehensive income									1,967
Common stock issued	22,714,143			(25)	(110)		743		608
Common stock repurchased	(17,141,540)						(520)		(520)
Preferred stock (520,500) issued to ESOP		521		30				(551)	—
Preferred stock released to ESOP				(14)				262	248
Preferred stock (246,983) converted to common shares	9,285,888	(248)		(56)			304		—
Common stock dividends					(2,050)				(2,050)
Tax benefit upon exercise of stock options				19					19
Stock option compensation expense				103					103
Net change in deferred compensation and related plans				18			(8)		10
Other				(21)					(21)

Net change	14,858,491	273	—	54	1,592	(1,785)	519	(289)	364

BALANCE JUNE 30, 2008	3,311,960,699	$723	$5,788	$8,266	$40,534	$(1,060)	$(5,516)	$(771)	$47,964

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30	,
(in millions)	2008	2007

Cash flows from operating activities:
Net income	$3,752	$4,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,040	1,435
Changes in fair value of MSRs (residential) and MHFS carried at fair value	(1,763)	(528)
Depreciation and amortization	748	764
Other net gains	(588)	(1,451)
Preferred shares released to ESOP	248	231
Stock option compensation expense	103	83
Excess tax benefits related to stock option payments	(19)	(117)
Originations of MHFS	(116,407)	(121,669)
Proceeds from sales of and principal collected on mortgages originated for sale	118,478	117,527
Net change in:
Trading assets	(1,954)	(1,682)
Loans originated for sale	(144)	(161)
Deferred income taxes	205	459
Accrued interest receivable	183	(259)
Accrued interest payable	(205)	(90)
Other assets, net	2,474	321
Other accrued expenses and liabilities, net	2,590	7,660

Net cash provided by operating activities	12,741	7,046

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(1,334)	922
Securities available for sale:
Sales proceeds	21,106	8,363
Prepayments and maturities	10,427	4,601
Purchases	(52,197)	(43,162)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(17,592)	(17,430)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	1,556	1,640
Purchases (including participations) of loans by banking subsidiaries	(5,956)	(2,679)
Principal collected on nonbank entities’ loans	11,727	11,711
Loans originated by nonbank entities	(10,127)	(13,171)
Net cash paid for acquisitions	(386)	(2,825)
Proceeds from sales of foreclosed assets	877	677
Changes in MSRs from purchases and sales	130	1,066
Other, net	(244)	(2,222)

Net cash used by investing activities	(42,013)	(52,509)

Cash flows from financing activities:
Net change in:
Deposits	(5,336)	12,741
Short-term borrowings	32,884	27,869
Long-term debt:
Proceeds from issuance	12,483	14,905
Repayment	(9,963)	(8,643)
Common stock:
Proceeds from issuance	608	995
Repurchased	(520)	(2,689)
Cash dividends paid	(2,050)	(1,885)
Excess tax benefits related to stock option payments	19	117
Other, net	—	(261)

Net cash provided by financing activities	28,125	43,149

Net change in cash and due from banks	(1,147)	(2,314)
Cash and due from banks at beginning of period	14,757	15,028

Cash and due from banks at end of period	$13,610	$12,714

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,563	$6,596
Income taxes	2,385	1,646
Noncash investing and financing activities:
Net transfers from loans held for sale to loans	$412	$—
Transfers from MHFS to securities available for sale	268	—
Transfers from MHFS to loans	235	1,514
Transfers from MHFS to MSRs	1,800	1,878
Transfers from loans to foreclosed assets	1,403	1,225

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
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 — Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;
•	EITF 06-4 — Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;
•	EITF 06-10 — EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and
•	SAB 109 — Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
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
On September 20, 2006, the FASB ratified the consensus reached by the EITF at its September 7, 2006, meeting with respect to EITF 06-4. On March 28, 2007, the FASB ratified the consensus reached by the EITF at its March 15, 2007, meeting with respect to EITF 06-10. These pronouncements require that for endorsement split-dollar life insurance arrangements and collateral split-dollar life insurance arrangements where the employee is provided benefits in postretirement periods, the employer should recognize the cost of providing that insurance over the employee’s service period by accruing a liability for the benefit obligation. Additionally, for collateral assignment split-dollar life insurance arrangements, an employer is required to recognize and measure an asset based upon the nature and substance of the agreement. EITF 06-4 and EITF 06-10 are effective for the year beginning on January 1, 2008, with early adoption permitted. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, and reduced beginning retained earnings for 2008 by $20 million (after tax), primarily related to split-dollar life insurance arrangements from the acquisition of Greater Bay Bancorp.
On November 5, 2007, the Securities and Exchange Commission (SEC) issued SAB 109, which provides the staff’s views on the accounting for written loan commitments recorded at fair value under GAAP. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 states the expected net future cash flows associated with the servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109, which we adopted on January 1, 2008, are applicable to written loan commitments recorded at fair value that are entered into beginning on or after January 1, 2008. The implementation of SAB 109 did not have a material impact on our results or the valuation of our loan commitments.
Statement of Cash Flows
In the first half of 2007, our consolidated statement of cash flows reflected mortgage servicing rights (MSRs) from securitizations and asset transfers, as separately detailed in Note 8 in this Report, of $1,878 million as an increase to cash flows from operating activities with a corresponding decrease to cash flows from investing activities. Upon filing our 2007 Form 10-K we revised our consolidated statement of cash flows to appropriately reflect the proceeds from sales of mortgages held for sale (MHFS) and the related investment in MSRs as noncash transfers from MHFS to MSRs. The impact of the adjustments on the consolidated statement of cash flows for the first half of 2007 was to decrease net cash provided by operating activities from $8,924 million to $7,046 million and decrease net cash used by investing activities from $54,387 million to $52,509 million. These revisions to the historical financial statements were not considered to be material.
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
Transactions completed in the first half of 2008 were:

(in millions)	Date	Assets

Flatiron Credit Company, Inc., Denver, Colorado	April 30	$332
Transcap Associates, Inc., Chicago, Illinois	June 27	22
Other (1)		5

		$359

(1)	Consists of five acquisitions of insurance brokerage businesses.
At June 30, 2008, we had three pending business combinations with total assets of approximately $2.2 billion. We completed two transactions in third quarter 2008 and we expect to complete the third transaction during fourth quarter 2008.
3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND
OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Federal funds sold and securities purchased under
resale agreements	$2,578		$1,700		$3,868
Interest-earning deposits	712		460		459
Other short-term investments	798		594		836

Total	$4,088		$2,754		$5,163

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	June 30, 2008		Dec. 31, 2007		June 30, 2007
		Fair		Fair		Fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,095	$1,099	$962	$982	$873	$859
Securities of U.S. states and political subdivisions	7,352	7,167	6,128	6,152	5,044	5,132
Mortgage-backed securities:
Federal agencies	45,832	46,169	34,092	34,987	57,101	56,893
Private collateralized mortgage obligations (1)	23,344	22,025	20,026	19,982	3,756	3,755

Total mortgage-backed securities	69,176	68,194	54,118	54,969	60,857	60,648
Other	11,619	11,197	8,185	8,065	4,617	4,621

Total debt securities	89,242	87,657	69,393	70,168	71,391	71,260
Marketable equity securities (2)	4,200	3,674	2,878	2,783	697	919

Total	$93,442	$91,331	$72,271	$72,951	$72,088	$72,179

(1)	A majority of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
(2)	Includes perpetual preferred securities of primarily financial services companies, which had a cost and fair value of $3,027 million and $2,540 million at June 30, 2008, $2,082 million and $1,852 million at December 31, 2007, and $6 million and $6 million at June 30, 2007, respectively.
The following table provides the components of the net unrealized gains (losses) on securities available for sale. The net unrealized gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	June 30 ,	Dec. 31	,	June 30	,
(in millions)	2008	2007		2007

Gross unrealized gains	$1,001	$1,352		$568
Gross unrealized losses	(3,112)	(672)		(477)

Net unrealized gains (losses)	$(2,111)	$680		$91

Net unrealized losses were $2,111 million at June 30, 2008, compared with net unrealized gains of $680 million at December 31, 2007. The increase in net unrealized losses was largely due to an increase in market yields and wider spreads on mortgage-backed securities in the first half of 2008.

The following table shows the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio at June 30, 2008, and December 31, 2007, by length of time that individual securities in each category had been in a continuous loss position.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

December 31, 2007
Securities of U.S. Treasury and federal agencies	$--	$--	$--	$--	$--	$--
Securities of U.S. states and political subdivisions	(98)	1,957	(13)	70	(111)	2,027
Mortgage-backed securities:
Federal agencies	(1)	39	(2)	150	(3)	189
Private collateralized mortgage obligations	(124)	7,722	(2)	54	(126)	7,776

Total mortgage-backed securities	(125)	7,761	(4)	204	(129)	7,965
Other	(140)	2,425	(25)	491	(165)	2,916

Total debt securities	(363)	12,143	(42)	765	(405)	12,908
Marketable equity securities	(266)	1,688	(1)	36	(267)	1,724

Total	$(629)	$13,831	$(43)	$801	$(672)	$14,632

June 30, 2008
Securities of U.S. Treasury and federal agencies	$(6)	$697	$(1)	$24	$(7)	$721
Securities of U.S. states and political subdivisions	(194)	2,741	(108)	732	(302)	3,473
Mortgage-backed securities:
Federal agencies	(291)	13,040	(2)	44	(293)	13,084
Private collateralized mortgage obligations	(1,393)	18,657	(23)	128	(1,416)	18,785

Total mortgage-backed securities	(1,684)	31,697	(25)	172	(1,709)	31,869
Other	(271)	4,260	(205)	647	(476)	4,907

Total debt securities	(2,155)	39,395	(339)	1,575	(2,494)	40,970
Marketable equity securities	(618)	3,042	--	--	(618)	3,042

Total	$(2,773)	$42,437	$(339)	$1,575	$(3,112)	$44,012

The change in the debt securities that had been in a continuous loss position for 12 months or more at June 30, 2008, was due to changes in market interest rates and spreads and not due to the credit quality of the securities. As of June 30, 2008, we have received all principal and interest payments, we believe that the principal and interest on these securities are fully collectible and we have the intent and ability to retain our investment for a period of time to allow for any anticipated recovery in market value. We evaluated these securities for impairment in accordance with our policy and determined that they were not other-than-temporarily impaired as of June 30, 2008.
Our marketable equity securities included approximately $2.5 billion of investments in perpetual preferred securities at June 30, 2008. These securities were issued by credit-worthy companies and underwent an extensive credit evaluation at purchase. They provide very attractive tax-equivalent yields and were current as to periodic distributions in accordance with their respective terms as of June 30, 2008. We have opportunistically increased our holdings in these securities over the past 12 months in response to increased yields available in the marketplace, driven by a significant widening in credit spreads caused by the “mortgage and credit crises.” The market value of our holdings in these securities declined during this period in direct correlation with the continued widening of credit spreads. Unlike common stock whose return is mostly in the form of price appreciation, these securities were purchased for their high yields, with purchase decisions underwritten like bonds and debt securities. We evaluated these securities for impairment in accordance with our policy and determined that they were not other-than-temporarily impaired as of June 30, 2008. Subsequent to June 30, 2008, in light of recent adverse developments that have affected the market value of certain perpetual preferred securities, including those issued by Fannie Mae and Freddie Mac, the market value of such securities have experienced significant volatility. We continue to believe that these investments are attractive over the long term and intend to hold them as core components of our investment portfolio. We will continue to evaluate the prospects for recovery in their market value in accordance with our policy for determining other-than-temporary impairment.
The following table shows the net realized gains (losses) on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities.

		Quarter	Six months
	ended June 30	,	ended June 30		,
(in millions)	2008	2007	2008	2007

Gross realized gains	$76	$21	$454	$80
Gross realized losses (1)	(139)	(47)	(227)	(54)

Net realized gains (losses)	$(63)	$(26)	$227	$26

(1)	Includes other-than-temporary impairment of $129 million and $202 million for the second quarter and first half of 2008, respectively, and $4 million for the first half of 2007. Other-than-temporary impairment for second quarter 2008 included $33 million related to perpetual preferred securities that were downgraded to less than investment grade. No other-than-temporary impairment was recorded in second quarter 2007.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $4,419 million, $4,083 million and $3,195 million, at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$99,188		$90,468		$77,560
Other real estate mortgage	41,753		36,747		32,336
Real estate construction	19,528		18,854		16,552
Lease financing	7,160		6,772		5,979

Total commercial and commercial real estate	167,629		152,841		132,427
Consumer:
Real estate 1-4 family first mortgage	74,829		71,415		61,177
Real estate 1-4 family junior lien mortgage	75,261		75,565		72,398
Credit card	19,429		18,762		15,567
Other revolving credit and installment	54,575		56,171		53,701

Total consumer	224,094		221,913		202,843
Foreign	7,514		7,441		7,530

Total loans	$399,237		$382,195		$342,800

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

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Impairment measurement based on:
Collateral value method	$26		$285		$140
Discounted cash flow method	1,409		184		136

Total (1)	$1,435		$469		$276

(1)	Includes $1,373 million, $369 million and $165 million of impaired loans with a related allowance of $221 million, $50 million and $26 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.
The average recorded investment in impaired loans was $1,194 million and $255 million in second quarter 2008 and 2007, respectively, and $953 million and $253 million in the first half of 2008 and 2007, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Six months
	ended June 30	,	ended June 30	,
(in millions)	2008	2007	2008	2007

Balance, beginning of period	$6,013	$3,965	$5,518	$3,964
Provision for credit losses	3,012	720	5,040	1,435
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(333)	(127)	(592)	(253)
Other real estate mortgage	(6)	(1)	(10)	(2)
Real estate construction	(28)	(2)	(57)	(2)
Lease financing	(13)	(9)	(25)	(16)

Total commercial and commercial real estate	(380)	(139)	(684)	(273)
Consumer:
Real estate 1-4 family first mortgage	(103)	(25)	(184)	(49)
Real estate 1-4 family junior lien mortgage	(352)	(107)	(807)	(190)
Credit card	(369)	(191)	(682)	(374)
Other revolving credit and installment	(488)	(434)	(1,031)	(908)

Total consumer	(1,312)	(757)	(2,704)	(1,521)
Foreign	(58)	(64)	(126)	(126)

Total loan charge-offs	(1,750)	(960)	(3,514)	(1,920)

Loan recoveries:
Commercial and commercial real estate:
Commercial	32	25	63	49
Other real estate mortgage	2	3	3	5
Real estate construction	1	—	2	1
Lease financing	3	4	6	9

Total commercial and commercial real estate	38	32	74	64
Consumer:
Real estate 1-4 family first mortgage	7	6	13	12
Real estate 1-4 family junior lien mortgage	18	16	35	25
Credit card	40	30	78	61
Other revolving credit and installment	121	139	246	288

Total consumer	186	191	372	386
Foreign	14	17	28	35

Total loan recoveries	238	240	474	485

Net loan charge-offs	(1,512)	(720)	(3,040)	(1,435)

Allowances related to business combinations/other	4	42	(1)	43

Balance, end of period	$7,517	$4,007	$7,517	$4,007

Components:
Allowance for loan losses	$7,375	$3,820	$7,375	$3,820
Reserve for unfunded credit commitments	142	187	142	187

Allowance for credit losses	$7,517	$4,007	$7,517	$4,007

Net loan charge-offs (annualized) as a percentage of average total loans	1.55%	0.87%	1.58%	0.89%
Allowance for loan losses as a percentage of total loans	1.85%	1.11%	1.85%	1.11%
Allowance for credit losses as a percentage of total loans	1.88	1.17	1.88	1.17

6. OTHER ASSETS
The components of other assets were:

	June 30	,	Dec. 31	,	June 30	,
(in millions)	2008		2007		2007

Nonmarketable equity investments:
Private equity investments	$2,198		$2,024		$1,858
Federal bank stock	1,951		1,925		1,342
All other	3,177		2,981		2,491

Total nonmarketable equity investments	7,326		6,930		5,691
Operating lease assets	1,682		2,218		2,854
Accounts receivable	6,682		10,913		7,466
Interest receivable	2,794		2,977		2,829
Core deposit intangibles	372		435		390
Credit card and other intangibles	297		319		258
Foreclosed assets:
GNMA loans (1)	535		535		423
Other	595		649		554
Due from customers on acceptances	69		62		79
Other	14,237		12,107		11,422

Total other assets	$34,589		$37,145		$31,966

(1)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing Government National Mortgage Association (GNMA) loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter			Six months
	ended June 30		,	ended June 30			,
(in millions)	2008	2007		2008		2007

Net gains from private equity investments	$18	$226		$364	(1)	$302
Net gains (losses) from all other nonmarketable equity investments	48	(4)		9		(17)

Net gains from nonmarketable equity investments	$66	$222		$373		$285

(1)	Includes $334 million gain for first quarter 2008 from our ownership in Visa, which completed its initial public offering in March 2008. See Note 11 in this Report for additional information.

7. VARIABLE INTEREST ENTITIES
We are a primary beneficiary in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $4.3 billion and $3.5 billion in total assets at June 30, 2008, and December 31, 2007, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities predominantly formed to invest in affordable housing and sustainable energy projects, and to securitize corporate debt that had approximately $6.8 billion and $5.8 billion in total assets at June 30, 2008, and December 31, 2007, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $2.5 billion and $2.0 billion at June 30, 2008, and December 31, 2007, respectively, primarily representing investments in entities formed to invest in affordable housing and sustainable energy projects. However, we expect to recover our investment in these entities over time, primarily through realization of federal tax credits. We also held investments in asset-backed securities of approximately $6.5 billion and $4.7 billion collateralized by auto leases of $7.5 billion and $5.4 billion at June 30, 2008, and December 31, 2007, respectively, issued by certain special-purpose entities where the third-party issuer of the securities is the primary beneficiary.

8. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2008	2007	2008	2007

Fair value, beginning of period	$14,956	$17,779	$16,763	$17,591
Purchases	82	142	134	301
Servicing from securitizations or asset transfers	994	1,029	1,791	1,857
Sales	(177)	(1,422)	(269)	(1,422)

Net additions (reductions)	899	(251)	1,656	736
Changes in fair value:
Due to change in valuation model inputs or assumptions (1)	4,132	2,013	2,334	2,002
Other changes in fair value (2)	(654)	(808)	(1,420)	(1,596)

Total changes in fair value	3,478	1,205	914	406

Fair value, end of period	$19,333	$18,733	$19,333	$18,733

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2008	2007		2008	2007

Balance, beginning of period	$455	$400		$466	$377
Purchases (1)	2	26		5	55
Servicing from securitizations or asset transfers (1)	4	11		9	21
Amortization	(19)	(19)		(38)	(35)

Balance, end of period (2)	$442	$418		$442	$418

Fair value of amortized MSRs:
Beginning of period	$601	$484		$573	$457
End of period	595	561		595	561

(1)	Based on June 30, 2008, assumptions, the weighted-average amortization period for MSRs added during the second quarter and first half of 2008 was approximately 16.7 years and 16.4 years, respectively.
(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	June 30		,
(in billions)	2008	2007

Loans serviced for others (1)	$1,446	$1,347
Owned loans serviced (2)	100	96

Total owned servicing	1,546	1,443
Sub-servicing	20	24

Total managed servicing portfolio	$1,566	$1,467

Ratio of MSRs to related loans serviced for others	1.37%	1.42%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended June 30	,	Six months ended June 30	,
(in millions)	2008	2007	2008	2007

Servicing income, net:
Servicing fees (1)	$959	$1,007	$1,923	$2,061
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	4,132	2,013	2,334	2,002
Other changes in fair value (3)	(654)	(808)	(1,420)	(1,596)

Total changes in fair value of residential MSRs	3,478	1,205	914	406
Amortization	(19)	(19)	(38)	(35)
Net derivative losses from economic hedges (4)	(4,197)	(2,238)	(2,305)	(2,261)

Total servicing income, net	221	(45)	494	171
Net gains on mortgage loan origination/sales activities	876	635	1,143	1,130
All other	100	99	191	178

Total mortgage banking noninterest income	$1,197	$689	$1,828	$1,479

Market-related valuation changes to MSRs, net of economic hedge results (2) + (4)	$(65)	$(225)	$29	$(259)

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 — Free-Standing Derivatives in this Report for additional information.

9. INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	June 30				,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (1)	$631	$189	$533	$115
Core deposit intangibles	2,503	2,131	2,434	2,044
Credit card and other intangibles	739	456	641	397

Total intangible assets	$3,873	$2,776	$3,608	$2,556

MSRs (fair value) (1)	$19,333		$18,733
Trademark	14		14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of June 30, 2008, follows:

	Core
	deposit
(in millions)	intangibles	Other(1)	Total

Six months ended June 30, 2008 (actual)	$62	$68	$130

Estimate for year ended December 31,
2008	$121	$143	$264
2009	110	119	229
2010	97	106	203
2011	37	92	129
2012	17	81	98
2013	14	72	86

(1)	Includes amortized MSRs, and credit card and other intangibles.
We based our projections of amortization expense shown above on existing asset balances at June 30, 2008. Future amortization expense may vary based on additional core deposit or other intangibles acquired through business combinations.

10. GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community	Wholesale	Wells Fargo	Consolidated
(in millions)	Banking(1)	Banking(1)	Financial	Company

December 31, 2006	$7,357	$3,552	$366	$11,275
Goodwill from business combinations	468	236	--	704
Foreign currency translation adjustments	--	--	4	4

June 30, 2007	$7,825	$3,788	$370	$11,983

December 31, 2007	$8,581	$4,102	$423	$13,106
Reduction in goodwill related to divested businesses	--	(1)	--	(1)
Goodwill from business combinations	(5)	93	--	88
Foreign currency translation adjustments	--	--	(2)	(2)

June 30, 2008	$8,576	$4,194	$421	$13,191

For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 17 in this Report for further information on management reporting. The balances of goodwill for management reporting were:

	Community	Wholesale	Wells Fargo		Consolidated
(in millions)	Banking(1)	Banking(1)	Financial	Enterprise	Company

June 30, 2007	$3,978	$1,838	$370	$5,797	$11,983
June 30, 2008	4,729	2,244	421	5,797	13,191

(1)	To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.

11. GUARANTEES
The guarantees we provide to third parties primarily include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, additional consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $14.9 billion at June 30, 2008, and $12.5 billion at December 31, 2007, including financial guarantees of $8.3 billion and $6.5 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $2.0 billion at June 30, 2008, and $1.4 billion at December 31, 2007. We also had commitments for commercial and similar letters of credit of $1.1 billion at June 30, 2008, and $955 million at December 31, 2007. We consider the credit risk in standby letters of credit, and commercial and similar letters of credit in determining the allowance for credit losses.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $863 million at June 30, 2008, and $700 million at December 31, 2007. The aggregate fair value of the written floors and caps liability was $565 million and $280 million for the same periods, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $48.2 billion at June 30, 2008, and $30.7 billion at December 31, 2007, and the aggregate notional value related to written floors and caps was $24.9 billion and $26.5 billion for the same periods, respectively. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold was a liability of $36 million at June 30, 2008, and $20 million at December 31, 2007. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $1.0 billion and $873 million, based on notional value, at June 30, 2008 and December 31, 2007, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at June 30, 2008 and December 31, 2007. These purchased credit default swaps had terms (i.e., the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets. At June 30, 2008, and December 31, 2007, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 21 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $35 million at June 30, 2008, and $50 million at December 31, 2007.
Wells Fargo is a Class B common shareholder of Visa Inc. (Visa). Based on agreements previously executed among Wells Fargo, Visa and its predecessors and certain member banks of the Visa USA network, we may be required to indemnify Visa with respect to certain covered litigation. In conjunction with its initial public offering, Visa deposited $3 billion of the proceeds of the offering into a litigation escrow account to be used to satisfy settlement obligations with respect to prior litigation and to make payments with respect to the future resolution of the covered litigation. The extent of our future obligations, if any, under these arrangements depends on the ultimate resolution of the covered litigation.
To maintain a credit rating of “AAA” for certain funds, we entered into a capital support agreement for up to $130 million related to one structured investment vehicle held by our AAA-rated non-government money market mutual funds. At June 30, 2008, our recorded liability related to the agreement was $39 million. We will be required to make a payment under the agreement no later than third quarter 2008. We are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. While we elected to enter into the capital support agreement for the AAA-rated funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future.

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
At June 30, 2008, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in interest rates. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of June 30, 2008, all designated cash flow hedges continued to qualify as cash flow hedges.
We expect that $41 million of deferred net gains on derivatives in other comprehensive income at June 30, 2008, will be reclassified as earnings during the next twelve months, compared with $28 million of deferred net gains at June 30, 2007. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of six years for hedges of floating-rate senior debt and seven years for hedges of floating-rate commercial loans.

The following table provides net derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended June 30		,	Six months ended June 30		,
(in millions)	2008	2007		2008	2007

Net gains (losses) from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$ --	$ 5		$ --	$ 7
Ineffective portion of change in value of derivatives	(6)	(2)		43	1
Net gains from ineffective portion of change in the value of cash flow hedges	(2)	--		(3)	25

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures, and options contracts. Net derivative losses of $4,197 million and $2,305 million for the second quarter and first half of 2008, respectively, and $2,238 million and $2,261 million for the second quarter and first half of 2007, respectively, from economic hedges related to our mortgage servicing activities are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net liability of $1,061 million at June 30, 2008, and a net asset of $1,652 million at December 31, 2007. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime residential MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments issued prior to January 1, 2008, we recorded a zero fair value for the derivative loan commitment at inception consistent with SAB 105. Effective January 1, 2008, we were required by SAB 109 to include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. The implementation of SAB 109 did not have a material impact on our results or the valuation of our loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net liability of $50 million at June 30, 2008, and a net asset of $6 million at December 31, 2007, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table.
We also enter into various derivatives primarily to provide derivative products to customers. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. These derivatives are not linked to specific assets and liabilities in the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. We also enter into free-standing derivatives for risk management that do not otherwise qualify for hedge accounting. They are carried at fair value with changes in fair value recorded as part of other noninterest income.
Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue long-term notes and certificates of deposit where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. In accordance with FAS 133, the “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative.

Derivative Financial Instruments – Summary Information
The total credit risk amount and estimated net fair value for derivatives at June 30, 2008, and December 31, 2007, were:

	June 30, 2008		December 31, 2007
	Credit	Estimated	Credit	Estimated
	risk	net fair	risk	net fair
(in millions)	amount (2)	value	amount (2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$1,404	$1,049	$1,419	$1,147
Equity contracts	--	(3)	--	(3)
Foreign exchange contracts	2,008	1,960	1,399	1,376
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	2,847	(843)	2,183	1,455
Foreign exchange contracts	183	183	202	202
CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	4,382	369	3,893	444
Commodity contracts	3,140	1,113	731	116
Equity contracts	407	52	571	86
Foreign exchange contracts	795	46	726	72
Credit contracts	105	55	75	51

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(2)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all counterparties. The credit risk amount does not reflect the effects of netting on a counterparty basis under FSP FIN 39-1. At June 30, 2008, our derivative assets and liabilities on the balance sheet were netted for cash collateral by approximately $4.3 billion.

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
Upon adoption of FAS 159, we were also required to adopt FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The disclosures required under FAS 159 and FAS 157 are included in this Note.
Fair Value Hierarchy
Under FAS 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3

Balance at June 30, 2007
Trading assets	$7,289	$1,608	$5,214	$467
Securities available for sale	72,179	58,619	11,546	2,014	(2)
Mortgages held for sale	30,175	--	30,175	--
Mortgage servicing rights (residential)	18,733	--	--	18,733
Other assets (1)	731	529	167	35

Total	$129,107	$60,756	$47,102	$21,249

Other liabilities (1)	$(4,953)	$(2,470)	$(2,091)	$(392)

Balance at June 30, 2008
Trading assets	$9,681	$703	$8,429	$549
Securities available for sale	91,331	49,752	32,975	8,604	(2)
Mortgages held for sale	22,940	--	17,664	5,276
Mortgage servicing rights (residential)	19,333	--	--	19,333
Other assets (1)	1,437	831	569	37

Total	$144,722	$51,286	$59,637	$33,799

Other liabilities (1)	$(6,964)	$(4,107)	$(2,414)	$(443)

(1)	Derivatives are included in this category.
(2)	Non-rated asset-backed securities collateralized by auto leases represent most of this balance.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Trading					Mortgage		Net		Other
	assets		Securities	Mortgages		servicing		derivative		liabilities
	(excluding		available	held for		rights		assets and		(excluding
(in millions)	derivatives)		for sale	sale		(residential)		liabilities		derivatives)

Quarter ended June 30, 2007
Balance, beginning of quarter	$353		$2,808	$--		$17,779		$(51)		$(249)
Total net gains (losses) for the quarter included in net income	62		--	--		1,205		(400)		(22)
Purchases, sales, issuances and settlements, net	51		(794)	--		(251)		368		(6)
Transfer out of Level 3	--		--	--		--		4		--

Balance, end of quarter	$466		$2,014	$--		$18,733		$(79)		$(277)

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at June 30, 2007 (1)	$76	(2)	$--	$--		$1,810	(4)(5)	$(76	) (4)	$(28	)(4)

Quarter ended June 30, 2008
Balance, beginning of quarter	$362		$6,684	$1,260		$14,956		$(31)		$(329)
Total net gains (losses) for the quarter included in:
Net income	181		(69)	(43)		3,478		(311)		(35)
Other comprehensive income	--		(382)	--		--		--		--
Purchases, sales, issuances and settlements, net	4		638	763		899		295		7
Transfers into Level 3	--		1,733 (3)	3,296	(3)	--		--		--

Balance, end of quarter	$547		$8,604	$5,276		$19,333		$(47)		$(357)

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at June 30, 2008 (1)	$207	(2)	$(84)	$(43	) (4)	$4,121	(4) (5)	$(42	) (4)	$(36	) (4)

Six months ended June 30, 2007
Balance, beginning of period	$360		$3,447	$--		$17,591		$(68)		$(282)
Total net gains (losses) for the period included in net income	21		--	--		406		(383)		(28)
Purchases, sales, issuances and settlements, net	85		(1,433)	--		736		368		33
Transfer out of Level 3	--		--	--		--		4		--

Balance, end of period	$466		$2,014	$--		$18,733		$(79)		$(277)

Net unrealized gains (losses) included in net income for the period relating to assets and liabilities held at June 30, 2007 (1)	$51	(2)	$--	$--		$1,805	(4)(5)	$(76	) (4)	$(28	) (4)

Six months ended June 30, 2008
Balance, beginning of period	$418		$5,381	$146		$16,763		$6		$(280)
Total net gains (losses) for the period included in:
Net income	113		(77)	(48)		914		(490)		(101)
Other comprehensive income	--		(340)	--		--		--		--
Purchases, sales, issuances and settlements, net	16		1,907	790		1,656		437		24
Transfers into Level 3	--		1,733 (3)	4,388	(3)	--		--		--

Balance, end of period	$547		$8,604	$5,276		$19,333		$(47)		$(357)

Net unrealized gains (losses) included in net income for the period relating to assets and liabilities held at June 30, 2008 (1)	$166	(2)	$(88)	$(48	) (4)	$2,342	(4) (5)	$(48	) (4)	$(101	) (4)

(1)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income.
(3)	Represents transfers from Level 2 of residential mortgages held for sale and debt securities (including collateralized debt obligations) for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses are included in above table.
(4)	Included in mortgage banking noninterest income.
(5)	Represents total unrealized gains of $4,132 million and $2,013 million, net of gains of $11 million and $203 million related to sales, for second quarter 2008 and 2007, respectively, and total unrealized gains of $2,334 million and $2,002 million, net of gains (losses) of $(8) million and $197 million related to sales, for the six months ended 2008 and 2007, respectively. These unrealized gains/losses relating to MSRs are substantially offset by losses/gains on derivatives economically hedging the risk in fair value changes of residential MSRs, as discussed further in Note 8 in this Report.

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

					Total gains
	Carrying value at quarter end				(losses) for six
(in millions)	Total	Level 1	Level 2	Level 3	months ended

June 30, 2007
Mortgages held for sale	$2,227	$--	$2,227	$--	$(59)
Loans (1)	751	--	751	--	(1,328)
Private equity investments	3	--	--	3	(7)
Foreclosed assets (2)	319	--	319	--	(92)
Operating lease assets	30	--	30	--	(2)

					$(1,488)

June 30, 2008
Mortgages held for sale	$2,048	$--	$1,863	$185	$(91)
Loans held for sale	427	--	427	--	5
Loans (1)	900	--	847	53	(2,619)
Private equity investments	17	12	--	5	(19)
Foreclosed assets (2)	327	--	275	52	(127)
Operating lease assets	60	--	60	--	(3)

					$(2,854)

(1)	Represents carrying value and related write-downs of loans for which adjustments are predominantly based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	June 30, 2008				June 30, 2007
	Fair value				Fair value
	Fair value	Aggregate	carrying amount		Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate		carrying	unpaid	less aggregate
(in millions)	amount	principal	unpaid principal		amount	principal	unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$22,940	$23,010	$(70	) (1)	$30,175	$30,208	$(33	) (1)
Nonaccrual loans	66	140	(74)		5	6	(1)
Loans 90 days or more past due and still accruing	42	47	(5)		7	7	--

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	Mortgages	Other	Mortgages	Other	Mortgages	Other	Mortgages	Other
	held	interests	held	interests	held	interests	held	interests
(in millions)	for sale	held	for sale	held	for sale	held	for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains (losses) on mortgage loan origination/sales activities (1)	$97	$--	$(107)	$--	$849	$--	$122	$--
Other noninterest income	--	182	--	61	--	115	--	20

(1) Includes changes in fair value of servicing associated with MHFS.
Interest income on mortgages held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in interest income.

14. PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding			Carrying amount (in millions)			Adjustable
	June 30,	Dec. 31,	June 30,	June 30,	Dec. 31,	June 30,	dividends rate
	2008	2007	2007	2008	2007	2007	Minimum	Maximum

ESOP Preferred Stock (1):
2008	291,703	--	--	$292	$--	$--	10.50%	11.50%
2007	124,024	135,124	269,458	124	135	269	10.75	11.75
2006	93,766	95,866	106,121	94	96	106	10.75	11.75
2005	71,714	73,434	82,184	72	73	82	9.75	10.75
2004	54,360	55,610	63,680	54	56	63	8.50	9.50
2003	36,168	37,043	43,693	36	37	44	8.50	9.50
2002	25,179	25,779	32,079	25	26	32	10.50	11.50
2001	16,243	16,593	21,823	16	17	22	10.50	11.50
2000	8,929	9,094	13,874	9	9	14	11.50	12.50
1999	1,235	1,261	4,006	1	1	4	10.30	11.30
1998	--	--	551	--	--	1	10.75	11.75

Total ESOP Preferred Stock	723,321	449,804	637,469	$723	$450	$637

Unearned ESOP shares (2)				$(771)	$(482)	$(682)

(1)	Liquidation preference $1,000. At June 30, 2008, December 31, 2007, and June 30, 2007, additional paid-in capital included $48 million, $32 million and $45 million, respectively, related to preferred stock.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

15. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Cash Balance Plan. The Cash Balance Plan is an active plan that covers eligible employees (except employees of certain subsidiaries).
Although we will not be required to make a contribution in 2008 for the Cash Balance Plan, our decision on how much to contribute, if any, will be based on the maximum deductible contribution under the Internal Revenue Code and other factors, including the actual investment performance of plan assets during 2008. Given these uncertainties, we cannot estimate at this time the amount, if any, that we will contribute in 2008 to the Cash Balance Plan.
Under FAS 158 we are required to change our measurement date for our pension and postretirement plan assets and benefit obligations from November 30 to December 31 beginning in 2008. To reflect this change, we recorded an $8 million (after tax) adjustment to the 2008 beginning balance of retained earnings.
The net periodic benefit cost was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Quarter ended June 30,	2008			2007

Service cost	$73	$3	$4	$70	$4	$4
Interest cost	69	6	10	61	4	10
Expected return on plan assets	(119)	—	(10)	(112)	—	(9)
Amortization of net actuarial loss (1)	—	4	—	8	3	2
Amortization of prior service cost	—	(2)	(1)	—	(1)	(1)

Net periodic benefit cost	$23	$11	$3	$27	$10	$6

Six months ended June 30,
Service cost	$146	$7	$7	$140	$8	$8
Interest cost	138	11	20	122	8	20
Expected return on plan assets	(239)	—	(20)	(225)	—	(18)
Amortization of net actuarial loss (1)	—	7	—	16	6	3
Amortization of prior service cost	—	(3)	(2)	—	(1)	(2)

Net periodic benefit cost	$45	$22	$5	$53	$21	$11

(1)	Net actuarial loss is generally amortized over five years.

16. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter		Six months
	ended June 30,		ended June 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Net income (numerator)	$1,753	$2,279	$3,752	$4,523

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,309.8	3,351.2	3,306.1	3,363.5

Per share	$0.53	$0.68	$1.13	$1.34

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,309.8	3,351.2	3,306.1	3,363.5
Add: Stock options	11.5	38.0	13.4	38.9
Restricted share rights	0.1	0.1	0.1	0.1

Diluted average common shares outstanding (denominator)	3,321.4	3,389.3	3,319.6	3,402.5

Per share	$0.53	$0.67	$1.13	$1.33

At June 30, 2008 and 2007, options to purchase 178.1 million and 8.2 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,	Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)	Banking		Banking		Financial		Company

Quarter ended June 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income (1)	$4,136	$3,225	$1,020	$888	$1,122	$1,083	$6,278	$5,196
Provision for credit losses	1,996	353	245	1	771	366	3,012	720
Noninterest income	3,411	2,946	1,480	1,421	290	328	5,181	4,695
Noninterest expense	3,737	3,590	1,420	1,346	703	791	5,860	5,727

Income (loss) before income tax expense (benefit)	1,814	2,228	835	962	(62)	254	2,587	3,444
Income tax expense (benefit)	580	726	278	341	(24)	98	834	1,165

Net income (loss)	$1,234	$1,502	$557	$621	$(38)	$156	$1,753	$2,279

Average loans	$215.9	$186.6	$107.6	$81.4	$68.0	$64.0	$391.5	$332.0
Average assets (2)	365.9	319.8	149.9	107.3	73.1	69.8	594.7	502.7
Average core deposits	252.6	243.0	65.8	57.5	—	—	318.4	300.5
Six months ended June 30,
Net interest income (1)	$7,772	$6,375	$2,052	$1,743	$2,214	$2,088	$12,038	$10,206
Provision for credit losses	3,309	659	406	14	1,325	762	5,040	1,435
Noninterest income	6,634	5,711	2,730	2,768	620	647	9,984	9,126
Noninterest expense	7,073	7,160	2,835	2,553	1,414	1,540	11,322	11,253

Income before income tax expense	4,024	4,267	1,541	1,944	95	433	5,660	6,644
Income tax expense	1,363	1,266	509	690	36	165	1,908	2,121

Net income	$2,661	$3,001	$1,032	$1,254	$59	$268	$3,752	$4,523

Average loans	$215.4	$183.7	$104.1	$79.7	$68.2	$63.3	$387.7	$326.7
Average assets (2)	361.4	313.4	144.2	104.3	73.5	69.0	584.9	492.5
Average core deposits	250.4	240.0	67.4	55.6	—	—	317.8	295.6

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

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
Condensed Consolidating Statement of Income

	Quarter ended June 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$358	$—	$—	$(358)	$—
Nonbank	—	—	—	—	—
Interest income from loans	1	1,339	5,480	(14)	6,806
Interest income from subsidiaries	711	—	—	(711)	—
Other interest income	40	26	1,762	(87)	1,741

Total interest income	1,110	1,365	7,242	(1,170)	8,547

Deposits	—	—	1,168	(105)	1,063
Short-term borrowings	112	56	512	(323)	357
Long-term debt	657	464	112	(384)	849

Total interest expense	769	520	1,792	(812)	2,269

NET INTEREST INCOME	341	845	5,450	(358)	6,278
Provision for credit losses	—	638	2,374	—	3,012

Net interest income after provision for credit losses	341	207	3,076	(358)	3,266

NONINTEREST INCOME
Fee income — nonaffiliates	—	104	2,557	—	2,661
Other	74	52	2,894	(500)	2,520

Total noninterest income	74	156	5,451	(500)	5,181

NONINTEREST EXPENSE
Salaries and benefits	18	218	3,193	—	3,429
Other	45	276	2,610	(500)	2,431

Total noninterest expense	63	494	5,803	(500)	5,860

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	352	(131)	2,724	(358)	2,587
Income tax expense (benefit)	(49)	(43)	926	—	834
Equity in undistributed income of subsidiaries	1,352	—	—	(1,352)	—

NET INCOME	$1,753	$(88)	$1,798	$(1,710)	$1,753

Condensed Consolidating Statement of Income

	Quarter ended June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,708	$—	$—	$(1,708)	$—
Nonbank	—	—	—	—	—
Interest income from loans	—	1,441	5,670	(11)	7,100
Interest income from subsidiaries	869	—	—	(869)	—
Other interest income	33	26	1,415	(1)	1,473

Total interest income	2,610	1,467	7,085	(2,589)	8,573

Deposits	—	—	2,031	(90)	1,941
Short-term borrowings	80	116	434	(365)	265
Long-term debt	922	461	214	(426)	1,171

Total interest expense	1,002	577	2,679	(881)	3,377

NET INTEREST INCOME	1,608	890	4,406	(1,708)	5,196
Provision (reversal of provision) for credit losses	—	(84)	804	—	720

Net interest income after provision for credit losses	1,608	974	3,602	(1,708)	4,476

NONINTEREST INCOME
Fee income — nonaffiliates	—	91	2,643	—	2,734
Other	96	—	1,877	(12)	1,961

Total noninterest income	96	91	4,520	(12)	4,695

NONINTEREST EXPENSE
Salaries and benefits	54	318	3,016	—	3,388
Other	38	253	2,060	(12)	2,339

Total noninterest expense	92	571	5,076	(12)	5,727

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,612	494	3,046	(1,708)	3,444
Income tax expense (benefit)	(32)	178	1,019	—	1,165
Equity in undistributed income of subsidiaries	635	—	—	(635)	—

NET INCOME	$2,279	$316	$2,027	$(2,343)	$2,279

Condensed Consolidating Statement of Income

	Six months ended June 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,155	$—	$—	$(1,155)	$—
Nonbank	11	—	—	(11)	—
Interest income from loans	2	2,746	11,304	(34)	14,018
Interest income from subsidiaries	1,570	—	—	(1,570)	—
Other interest income	94	55	3,318	(89)	3,378

Total interest income	2,832	2,801	14,622	(2,859)	17,396

Deposits	—	—	2,927	(270)	2,657
Short-term borrowings	256	139	933	(546)	782
Long-term debt	1,515	959	322	(877)	1,919

Total interest expense	1,771	1,098	4,182	(1,693)	5,358

NET INTEREST INCOME	1,061	1,703	10,440	(1,166)	12,038
Provision for credit losses	—	980	4,060	—	5,040

Net interest income after provision for credit losses	1,061	723	6,380	(1,166)	6,998

NONINTEREST INCOME
Fee income — nonaffiliates	—	220	5,009	—	5,229
Other	367	100	5,204	(916)	4,755

Total noninterest income	367	320	10,213	(916)	9,984

NONINTEREST EXPENSE
Salaries and benefits	(85)	484	6,245	—	6,644
Other	(60)	553	5,101	(916)	4,678

Total noninterest expense	(145)	1,037	11,346	(916)	11,322

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,573	6	5,247	(1,166)	5,660
Income tax expense	96	12	1,800	—	1,908
Equity in undistributed income of subsidiaries	2,275	—	—	(2,275)	—

NET INCOME	$3,752	$(6)	$3,447	$(3,441)	$3,752

Condensed Consolidating Statement of Income

	Six months ended June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,266	$—	$—	$(3,266)	$—
Nonbank	4	—	—	(4)	—
Interest income from loans	—	2,795	11,091	(22)	13,864
Interest income from subsidiaries	1,721	—	—	(1,721)	—
Other interest income	67	52	2,732	(3)	2,848

Total interest income	5,058	2,847	13,823	(5,016)	16,712

Deposits	—	—	4,091	(293)	3,798
Short-term borrowings	139	226	652	(616)	401
Long-term debt	1,819	914	411	(837)	2,307

Total interest expense	1,958	1,140	5,154	(1,746)	6,506

NET INTEREST INCOME	3,100	1,707	8,669	(3,270)	10,206
Provision for credit losses	—	198	1,237	—	1,435

Net interest income after provision for credit losses	3,100	1,509	7,432	(3,270)	8,771

NONINTEREST INCOME
Fee income — nonaffiliates	—	171	4,960	—	5,131
Other	127	77	3,815	(24)	3,995

Total noninterest income	127	248	8,775	(24)	9,126

NONINTEREST EXPENSE
Salaries and benefits	58	625	5,979	—	6,662
Other	58	565	3,992	(24)	4,591

Total noninterest expense	116	1,190	9,971	(24)	11,253

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,111	567	6,236	(3,270)	6,644
Income tax expense (benefit)	(43)	212	1,952	—	2,121
Equity in undistributed income of subsidiaries	1,369	—	—	(1,369)	—

NET INCOME	$4,523	$355	$4,284	$(4,639)	$4,523

Condensed Consolidating Balance Sheet

	June 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$20,811	$284	$—	$(21,095)	$—
Nonaffiliates	—	138	17,560	—	17,698
Securities available for sale	3,048	2,075	86,212	(4)	91,331
Mortgages and loans held for sale	—	—	25,914	—	25,914
Loans	18	48,984	361,375	(11,140)	399,237
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	52,827	—	—	(52,827)	—
Allowance for loan losses	—	(1,300)	(6,075)	—	(7,375)

Net loans	64,245	47,684	355,300	(75,367)	391,862

Investments in subsidiaries:
Bank	50,483	—	—	(50,483)	—
Nonbank	5,260	—	—	(5,260)	—
Other assets	12,646	1,695	76,839	(8,911)	82,269

Total assets	$156,493	$51,876	$561,825	$(161,120)	$609,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$353,902	$(14,778)	$339,124
Short-term borrowings	10,302	10,908	103,848	(38,919)	86,139
Accrued expenses and other liabilities	5,504	1,338	31,364	(6,287)	31,919
Long-term debt	81,825	36,779	19,983	(34,659)	103,928
Indebtedness to subsidiaries	10,898	—	—	(10,898)	—

Total liabilities	108,529	49,025	509,097	(105,541)	561,110
Stockholders’ equity	47,964	2,851	52,728	(55,579)	47,964

Total liabilities and stockholders’ equity	$156,493	$51,876	$561,825	$(161,120)	$609,074

Condensed Consolidating Balance Sheet

	June 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$7,936	$194	$—	$(8,130)	$—
Nonaffiliates	—	144	17,733	—	17,877
Securities available for sale	1,607	1,925	68,653	(6)	72,179
Mortgages and loans held for sale	—	—	35,467	—	35,467
Loans	—	49,888	294,210	(1,298)	342,800
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	50,813	—	—	(50,813)	—
Allowance for loan losses	—	(879)	(2,941)	—	(3,820)

Net loans	62,213	49,009	291,269	(63,511)	338,980

Investments in subsidiaries:
Bank	44,714	—	—	(44,714)	—
Nonbank	5,431	—	—	(5,431)	—
Other assets	7,420	1,702	67,745	(1,505)	75,362

Total assets	$129,321	$52,974	$480,867	$(123,297)	$539,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$332,873	$(8,130)	$324,743
Short-term borrowings	20	9,783	54,247	(23,212)	40,838
Accrued expenses and other liabilities	4,569	1,444	29,458	(2,256)	33,215
Long-term debt	71,680	38,444	17,601	(33,895)	93,830
Indebtedness to subsidiaries	5,813	—	—	(5,813)	—

Total liabilities	82,082	49,671	434,179	(73,306)	492,626
Stockholders’ equity	47,239	3,303	46,688	(49,991)	47,239

Total liabilities and stockholders’ equity	$129,321	$52,974	$480,867	$(123,297)	$539,865

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(1,190)	$974	$12,957	$12,741

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,584	541	18,981	21,106
Prepayments and maturities	--	139	10,288	10,427
Purchases	(2,462)	(687)	(49,048)	(52,197)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	--	(513)	(17,079)	(17,592)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	--	--	1,556	1,556
Purchases (including participations) of loans by banking subsidiaries	--	--	(5,956)	(5,956)
Principal collected on nonbank entities’ loans	--	8,239	3,488	11,727
Loans originated by nonbank entities	--	(8,466)	(1,661)	(10,127)
Net repayments from (advances to) subsidiaries	(2,979)	--	2,979	--
Capital notes and term loans made to subsidiaries	(677)	--	677	--
Principal collected on notes/loans made to subsidiaries	4,101	--	(4,101)	--
Net decrease (increase) in investment in subsidiaries	(295)	--	295	--
Net cash paid for acquisitions	--	--	(386)	(386)
Other, net	431	(85)	(917)	(571)

Net cash used by investing activities	(297)	(832)	(40,884)	(42,013)

Cash flows from financing activities:
Net change in:
Deposits	--	--	(5,336)	(5,336)
Short-term borrowings	7,367	3,578	21,939	32,884
Long-term debt:
Proceeds from issuance	10,570	1,109	804	12,483
Repayment	(8,685)	(4,890)	3,612	(9,963)
Common stock:
Proceeds from issuance	608	--	--	608
Repurchased	(520)	--	--	(520)
Cash dividends paid	(2,050)	--	--	(2,050)
Excess tax benefits related to stock option payments	19	--	--	19

Net cash provided (used) by financing activities	7,309	(203)	21,019	28,125

Net change in cash and due from banks	5,822	(61)	(6,908)	(1,147)
Cash and due from banks at beginning of period	14,989	483	(715)	14,757

Cash and due from banks at end of period	$20,811	$422	$(7,623)	$13,610

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$2,591	$764	$3,691	$7,046

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,063	264	7,036	8,363
Prepayments and maturities	--	145	4,456	4,601
Purchases	(1,753)	(619)	(40,790)	(43,162)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	--	(1,065)	(16,365)	(17,430)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	--	--	1,640	1,640
Purchases (including participations) of loans by banking subsidiaries	--	--	(2,679)	(2,679)
Principal collected on nonbank entities’ loans	--	9,754	1,957	11,711
Loans originated by nonbank entities	--	(10,558)	(2,613)	(13,171)
Net repayments from (advances to) subsidiaries	(10,186)	--	10,186	--
Capital notes and term loans made to subsidiaries	(5,278)	--	5,278	--
Principal collected on notes/loans made to subsidiaries	4,665	--	(4,665)	--
Net decrease (increase) in investment in subsidiaries	(1,073)	--	1,073	--
Net cash paid for acquisitions	--	--	(2,825)	(2,825)
Other, net	--	(85)	528	443

Net cash used by investing activities	(12,562)	(2,164)	(37,783)	(52,509)

Cash flows from financing activities:
Net change in:
Deposits	--	--	12,741	12,741
Short-term borrowings	777	1,749	25,343	27,869
Long-term debt:
Proceeds from issuance	13,224	5,458	(3,777)	14,905
Repayment	(6,839)	(5,946)	4,142	(8,643)
Common stock:
Proceeds from issuance	995	--	--	995
Repurchased	(2,689)	--	--	(2,689)
Cash dividends paid	(1,885)	--	--	(1,885)
Excess tax benefits related to stock option payments	117	--	--	117
Other, net	(2)	7	(266)	(261)

Net cash provided by financing activities	3,698	1,268	38,183	43,149

Net change in cash and due from banks	(6,273)	(132)	4,091	(2,314)
Cash and due from banks at beginning of period	14,209	470	349	15,028

Cash and due from banks at end of period	$7,936	$338	$4,440	$12,714

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At June 30, 2008, the amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was approximately $8.7 billion. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

									To be well capitalized
										under the FDICIA
					For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount			Ratio

As of June 30, 2008:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$57.9	11.23%	≥	$41.2	≥	8.00%
Wells Fargo Bank, N.A.	46.2	11.01	≥	33.6	≥	8.00		≥	$42.0	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$42.5	8.24%	≥	$20.6	≥	4.00%
Wells Fargo Bank, N.A.	32.0	7.62	≥	16.8	≥	4.00		≥	$25.2	≥	6.00%
Tier 1 capital (to average assets)
(Leverage ratio)
Wells Fargo & Company	$42.5	7.35%	≥	$23.1	≥	4.00	%(1)
Wells Fargo Bank, N.A.	32.0	6.73	≥	19.0	≥	4.00	(1)	≥	$23.8	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At June 30, 2008, Wells Fargo Bank, N.A. met these requirements.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended June 30, 2008.

				Maximum number of
	Total number			shares that may yet
Calendar	of shares		Weighted-average	be repurchased under
month	repurchased	(1)	price paid per share	the authorizations

April	2,797,942		$30.22	27,308,823
May	2,017,048		30.01	25,291,775
June	922,082		25.85	24,369,693

Total	5,737,072

(1)	All shares were repurchased under the authorization covering up to 75 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 7, 2007. Unless modified or revoked by the Board, this authorization does not expire.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on April 29, 2008. There were 3,297,073,688 shares of common stock outstanding and entitled to vote at the meeting. A total of 2,880,538,826 shares of common stock were represented at the meeting in person or by proxy, representing 87.4% of the shares outstanding and entitled to vote at the meeting.
At the meeting, stockholders:
(1)	elected all 16 of the directors nominated by the Board of Directors;
(2)	ratified the appointment of KPMG LLP as our independent auditors for 2008;
(3)	approved the Performance-Based Compensation Policy;
(4)	approved the Amended and Restated Long-Term Incentive Compensation Plan;
(5)	rejected the stockholder proposal regarding a By-Laws amendment to require an independent chairman;
(6)	rejected the stockholder proposal regarding an executive compensation advisory vote;
(7)	rejected the stockholder proposal regarding a “pay-for-superior-performance” compensation plan;
(8)	rejected the stockholder proposal regarding human rights issues in investment policies;
(9)	rejected the stockholder proposal regarding a neutral sexual orientation employment policy; and
(10)	rejected the stockholder proposal regarding a report on racial disparities in mortgage lending.

The voting results for each matter were:
(1)	Election of Directors

	For	Against	Abstentions
John S. Chen	2,800,188,897	45,696,859	34,653,070
Lloyd H. Dean	2,725,784,268	119,834,579	34,919,979
Susan E. Engel	2,802,487,779	43,096,121	34,954,926
Enrique Hernandez, Jr.	2,713,000,458	131,884,871	35,653,497
Robert L. Joss	2,724,446,810	121,237,778	34,854,238
Richard M. Kovacevich	2,793,019,072	53,851,461	33,668,293
Richard D. McCormick	2,795,270,400	49,810,063	35,458,363
Cynthia H. Milligan	2,206,048,576	635,695,041	38,795,209
Nicholas G. Moore	2,810,934,004	34,756,016	34,848,806
Philip J. Quigley	2,203,383,177	637,905,079	39,250,570
Donald B. Rice	2,200,046,244	640,296,528	40,196,054
Judith M. Runstad	2,809,782,536	35,603,869	35,152,421
Stephen W. Sanger	2,726,976,306	118,314,030	35,248,490
John G. Stumpf	2,805,981,670	42,152,561	32,404,595
Susan G. Swenson	2,802,201,271	43,746,929	34,590,626
Michael W. Wright	2,383,157,688	458,594,337	38,786,801
(2)	Proposal to Ratify Appointment of KPMG LLP as Independent Auditors for 2008

For	Against	Abstentions
2,798,206,853	53,683,470	28,648,503
(3)	Proposal to Approve Performance-Based Compensation Policy

For	Against	Abstentions
2,636,162,461	206,139,309	38,237,056
(4)	Proposal to Approve Amended and Restated Long-Term Incentive Compensation Plan

			Broker
For	Against	Abstentions	Non-Votes
2,152,966,194	342,428,269	37,107,977	348,036,386
(5)	Stockholder Proposal Regarding By-Laws Amendment to Require Independent Chairman

			Broker
For	Against	Abstentions	Non-Votes
697,722,634	1,767,244,508	67,535,298	348,036,386
(6)	Stockholder Proposal Regarding Executive Compensation Advisory Vote

			Broker
For	Against	Abstentions	Non-Votes
727,222,260	1,700,486,842	104,793,338	348,036,386

(7)	Stockholder Proposal Regarding “Pay-for-Superior-Performance” Compensation Plan

			Broker
For	Against	Abstentions	Non-Votes
586,065,215	1,878,431,004	68,006,221	348,036,386
(8)	Stockholder Proposal Regarding Human Rights Issues in Investment Policies

			Broker
For	Against	Abstentions	Non-Votes
172,520,096	2,064,814,919	295,167,425	348,036,386
(9)	Stockholder Proposal Regarding Neutral Sexual Orientation Employment Policy

			Broker
For	Against	Abstentions	Non-Votes
146,759,457	2,261,097,887	124,645,096	348,036,386
(10)	Stockholder Proposal Regarding a Report on Racial Disparities in Mortgage Lending

			Broker
For	Against	Abstentions	Non-Votes
142,529,834	2,098,001,334	291,971,272	348,036,386
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

Dated: August 8, 2008	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description							Location

3(a)	Restated Certificate of Incorporation.							Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.							Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.							Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.							Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.							Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.							Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	By-Laws.							Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(g).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Long-Term Incentive Compensation Plan, as amended and restated effective April 29, 2008.							Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(b)	Performance-Based Compensation Policy, as amended and restated effective January 1, 2008.							Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(c)	Wells Fargo Bonus Plan, as amended and restated effective January 1, 2008.							Filed herewith.

12	Computation of Ratios of Earnings to Fixed Charges:							Filed herewith.

		Quarter ended			Six months ended
		June 30		,	June 30		,

		2008	2007		2008	2007

	Including interest on deposits	2.11	2.00		2.03	2.00
	Excluding interest on deposits	3.04	3.31		3.01	3.36

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.