Form 10-Q
period 2008-09-30
WELLS FARGO & CO/MN
filed 2008-10-30
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
October 27, 2008
Common stock, $1-2/3 par value	3,325,244,156

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA

				% Change
	Quarter ended			Sept. 30, 2008 from		Nine months ended
	Sept. 30 ,	June 30 ,	Sept. 30 ,	June 30 ,	Sept. 30 ,	Sept. 30 ,	Sept. 30 ,	%
($ in millions, except per share amounts)	2008	2008	2007	2008	2007	2008	2007	Change

For the Period
Net income	$1,637	$1,753	$2,173	(7)%	(25)%	$5,389	$6,696	(20)%
Diluted earnings per common share	0.49	0.53	0.64	(8)	(23)	1.62	1.97	(18)
Profitability ratios (annualized):
Net income to average total assets (ROA)	1.06%	1.19%	1.59%	(11)	(33)	1.21%	1.76%	(31)
Net income to average stockholders’ equity (ROE)	13.63	14.58	18.22	(7)	(25)	15.02	19.15	(22)
Efficiency ratio (1)	53.2	51.1	57.5	4	(7)	52.0	58.0	(10)
Total revenue	$10,379	$11,459	$9,853	(9)	5	$32,401	$29,185	11
Dividends declared per common share	0.34	0.31	0.31	10	10	0.96	0.87	10
Average common shares outstanding	3,316.4	3,309.8	3,339.6	—	(1)	3,309.6	3,355.5	(1)
Diluted average common shares outstanding	3,331.0	3,321.4	3,374.0	—	(1)	3,323.4	3,392.9	(2)
Average loans	$404,203	$391,545	$350,683	3	15	$393,262	$334,801	17
Average assets	614,194	594,749	541,533	3	13	594,717	508,992	17
Average core deposits (2)	320,074	318,377	306,135	1	5	318,582	299,142	6
Average retail core deposits (3)	234,140	230,365	220,984	2	6	230,935	219,356	5
Net interest margin	4.79%	4.92%	4.55%	(3)	5	4.80%	4.79%	—
At Period End
Securities available for sale	$86,882	$91,331	$57,440	(5)	51	$86,882	$57,440	51
Loans	411,049	399,237	362,922	3	13	411,049	362,922	13
Allowance for loan losses	7,865	7,375	3,829	7	105	7,865	3,829	105
Goodwill	13,520	13,191	12,018	2	12	13,520	12,018	12
Assets	622,361	609,074	548,727	2	13	622,361	548,727	13
Core deposits (2)	334,076	310,410	303,853	8	10	334,076	303,853	10
Stockholders’ equity	46,957	47,964	47,566	(2)	(1)	46,957	47,566	(1)
Tier 1 capital (4)	45,182	42,471	38,107	6	19	45,182	38,107	19
Total capital (4)	60,525	57,909	51,625	5	17	60,525	51,625	17
Capital ratios:
Stockholders’ equity to assets	7.54%	7.87%	8.67%	(4)	(13)	7.54%	8.67%	(13)
Risk-based capital (4)
Tier 1 capital	8.59	8.24	8.17	4	5	8.59	8.17	5
Total capital	11.51	11.23	11.07	2	4	11.51	11.07	4
Tier 1 leverage (4)	7.54	7.35	7.26	3	4	7.54	7.26	4
Book value per common share	$14.14	$14.48	$14.30	(2)	(1)	$14.14	$14.30	(1)
Team members (active, full-time equivalent)	159,000	160,500	158,800	(1)	—	159,000	158,800	—
Common Stock Price
High	$44.68	$32.40	$37.99	38	18	$44.68	$37.99	18
Low	20.46	23.46	32.66	(13)	(37)	20.46	32.66	(37)
Period end	37.53	23.75	35.62	58	5	37.53	35.62	5

(1)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(2)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(3)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits. To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.
(4)	See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended September 30, 2008, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $622 billion diversified financial services company providing banking, insurance, investments, mortgage banking and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states and in other countries. We ranked fifth in assets and third in market value of our common stock among our peers at September 30, 2008. When we refer to “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company.
We earned $1.64 billion, or $0.49 per share, in third quarter 2008, after incurring $0.13 per share of previously announced write-downs for investments in Fannie Mae, Freddie Mac and Lehman Brothers. We built our credit reserves by an additional $500 million ($0.10 per share), bringing the allowance for credit losses to $8.0 billion, a $4.0 billion increase in the allowance since the disruption in credit markets began a year ago. Business momentum remained strong in the quarter, with double-digit loan and earning asset growth (both up 15% year over year), double-digit growth in core deposits (up 10% from September 30, 2007, and 30% (annualized) from June 30, 2008), growth in assets under management, primarily mutual funds (up 12% year over year), and a record 5.7 cross-sell in our retail banking business.
Our net interest margin remained among the best of the large bank holding companies at 4.79%, reflecting the decline in our funding costs since last year and continued above-market growth in core deposits. Finally, despite the strong growth in earning assets, investment write-downs and higher credit costs in the quarter, our capital ratios increased, with Tier 1 capital rising to 8.59%, among the strongest capital positions in the industry.
On October 3, 2008, we announced that we had signed a definitive agreement to acquire all outstanding shares of Wachovia Corporation (Wachovia) in a stock-for-stock transaction. Wachovia, based in Charlotte, North Carolina, had total assets of $764 billion at September 30, 2008, and is one of the nation’s largest diversified financial services companies, providing a broad range of retail banking and brokerage, asset and wealth management, and corporate and investment banking products and services to customers through 3,300 financial centers in 21 states from Connecticut to Florida and west to Texas and California, and nationwide retail brokerage, mortgage lending and auto finance businesses. Under terms of the agreement, Wachovia shareholders will receive 0.1991 shares of Wells Fargo common stock in exchange for each share of Wachovia common stock. The agreement is subject to approval of Wachovia shareholders and the merger is expected to be completed by the end of 2008. For more information about the pending merger with Wachovia, refer to the Company’s Current Report on Form 8-K, including exhibits, filed on October 9, 2008, with the SEC and available on the SEC’s website at www.sec.gov.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. Our average retail banking household now has a record 5.7 products with us. Our goal is eight products per customer, which is currently half of our estimate of potential demand. Our core products grew this quarter from a year ago, with average loans up 15%, average core deposits up 5% and assets under management or administration up 4%.
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
Our financial results included the following:
Net income for third quarter 2008 was $1.64 billion ($0.49 per share), compared with $2.17 billion ($0.64 per share) for third quarter 2007. Return on assets (ROA) was 1.06% and return on equity (ROE) was 13.63% for third quarter 2008, compared with 1.59% and 18.22%, respectively, for third quarter 2007.
Net income for the first nine months of 2008 was $5.39 billion, or $1.62 per share, down from $6.70 billion, or $1.97 per share, for the first nine months of 2007. ROA was 1.21% and ROE was 15.02% for the first nine months of 2008, and 1.76% and 19.15%, respectively, for the first nine months of 2007.
Net interest income on a taxable-equivalent basis was $6.44 billion for third quarter 2008, up 21% from $5.32 billion for third quarter 2007, driven by 15% earning asset growth combined with a 24 basis point increase in the net interest margin to 4.79%.
Noninterest income was $4.0 billion for third quarter 2008 down from $4.57 billion for third quarter 2007, including a $756 million decline in net investment gains. Net investment losses of $423 million in third quarter 2008 consisted of previously announced other-than-temporary impairment charges of $646 million for Fannie Mae, Freddie Mac and Lehman Brothers, an additional $247 million of other-than-temporary write-downs and $470 million of net realized gains.
Despite the 24% decline in third quarter 2008 in the S&P500® from a year ago, trust and investment fees declined only 5%. Card fees were up 7% in third quarter 2008 from a year ago due to continued growth in new accounts and higher credit and debit card transaction volume. Insurance revenue was up 33% in third quarter 2008 from a year ago due to customer growth, higher crop insurance revenues and the fourth quarter 2007 acquisition of ABD Insurance. Charges and fees on loans were up 8% in third quarter 2008, primarily reflecting strong commercial loan demand.
Mortgage banking noninterest income was $892 million in third quarter 2008, up $69 million from third quarter 2007. The owned mortgage servicing portfolio was $1.56 trillion at September 30, 2008, up 6% from a year ago. Mortgage applications of $83 billion in third quarter 2008 were down 13% from a year ago but at wider margins. Mortgage originations declined as a result of the combined slowdown in home purchase and refinance activities, and mortgage servicing benefited from the decline in mortgage prepayments. Third quarter 2008 results included a $75 million net gain related to changes in the value of our mortgage servicing rights (MSRs), net of hedge results (reflected in net servicing income).
Net unrealized losses on securities available for sale were $4.9 billion at September 30, 2008, compared with net unrealized gains of $680 million at December 31, 2007. The change in value was largely due to wider spreads on mortgage-backed securities, and an increase in market yields for the first nine months of 2008.
Revenue, the sum of net interest income and noninterest income, was $10.38 billion in third quarter 2008, up 5% from $9.85 billion in third quarter 2007. The write-downs for investments in Fannie Mae, Freddie Mac and Lehman Brothers reduced revenue growth by 7 percentage points. Revenue was up 11% to $32.4 billion for the first nine months of 2008. Many of our businesses continued to generate double-digit revenue growth from third quarter 2007, including asset-based lending, commercial banking, credit cards, mortgage banking, insurance, international and wealth management.
Noninterest expense was $5.52 billion for third quarter 2008, down $154 million, or 3%, from $5.67 billion for the same period of 2007. We continued to make investments in distribution and sales and service team members, adding over 1,000 platform bankers since last year end and adding 12 new banking stores in third quarter 2008 alone. We continued to be disciplined about our efforts to restrict expenses to revenue-creating opportunities while at the same time paring down other unit costs. The efficiency ratio was 53.2% in third quarter 2008 even after taking into account the other-than-temporary impairment charges on debt and equity investment securities.
Net charge-offs for third quarter 2008 were $2.0 billion (1.96% of average total loans outstanding, annualized), compared with $1.5 billion (1.55%) for second quarter 2008 and $892 million (1.01%) for third quarter 2007. During the first nine months of 2008, net charge-offs were $5.04 billion (1.71%), compared with $2.33 billion (0.93%) for the first nine months of 2007. Total provision expense in third quarter 2008 was $2.5 billion, including a $500 million credit reserve build, primarily related to higher projected losses in several consumer credit businesses and commercial real estate, as well as growth in the wholesale portfolios, bringing the allowance for credit losses to $8.0 billion, double its level from just before the disruption in credit markets began a year ago. As expected, consumer behavior continued to be influenced by weakness in residential real estate values. Additionally, the effects of higher energy prices and higher unemployment levels impacted the performance of the consumer loan portfolios during the quarter. Loan requests in our wholesale businesses have increased as quality borrowers are providing attractive business opportunities that are both well-structured and appropriately priced for risk.

Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $123 million in third quarter 2008 from a year ago, including an increase of $53 million from Wells Fargo Financial’s residential real estate portfolio. Credit card net charge-offs increased $185 million in third quarter 2008 from a year ago due to the effect of the current economic environment on consumers. Loss levels continued to increase in this credit cycle as the impacts from lower disposable income and unemployment weigh on the consumer. Net charge-offs in the auto portfolio in third quarter 2008 were up $58 million from a year ago and up $74 million linked quarter. While we remain optimistic about the positive impacts of process improvements and underwriting changes we made in the auto business in prior quarters, as well as our robust loss mitigation efforts, the economic environment continued to stress the consumer and influence loan performance.
Net credit losses in the real estate 1-4 family junior lien category were up $488 million for third quarter 2008 compared with third quarter 2007 and up $307 million linked quarter. A significant part of the sequential increase reflected the change in the National Home Equity Group (Home Equity) charge-off policy in second quarter 2008, which deferred an estimated $265 million of charge-offs from second quarter 2008. The fact that property values continued to drop in many markets directly impacted loss levels in this portfolio. Until residential real estate values stabilize, the Home Equity portfolio is expected to produce higher than normal loss levels.
Commercial and commercial real estate charge-offs increased $213 million in third quarter 2008 from third quarter 2007. Commercial and commercial real estate charge-offs include Business Direct (primarily unsecured lines of credit to small businesses), which increased $98 million in third quarter 2008 from a year ago and decreased $7 million linked quarter. The wholesale businesses continued to weather the turbulent credit environment. Commercial credits related to residential real estate and the consumer segment have shown some weakness, but remained within our expectations.
The provision for credit losses was $2.5 billion in third quarter 2008, $3.0 billion in second quarter 2008 and $892 million in third quarter 2007. The provision for third quarter 2008 included an additional $500 million in credit reserve build, primarily related to higher projected losses in several consumer credit businesses and commercial real estate, as well as growth in the wholesale portfolios. We have provided $3.9 billion in excess of net charge-offs since the beginning of fourth quarter 2007, including $2.5 billion in the first nine months of 2008. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $8.03 billion (1.95% of total loans) at September 30, 2008, compared with $5.52 billion (1.44%) at December 31, 2007, and $4.02 billion (1.11%) at September 30, 2007.
Total nonaccrual loans were $5.00 billion (1.22% of total loans) at September 30, 2008, up from $2.68 billion (0.70%) at December 31, 2007, and $2.09 billion (0.58%) at September 30, 2007, reflecting economic conditions, primarily in portfolios affected by residential real estate conditions and the associated impact on the consumer. A portion of the increase in nonaccrual loans from a year ago continued to relate to our active loss mitigation strategies at Home Equity, Wells Fargo Home Mortgage (Home Mortgage) and Wells Fargo Financial as we are aggressively working with customers to keep them in their homes or find alternative solutions to their financial challenges. Home builders, mortgage service providers, contractors, suppliers and others in the residential real estate-related segments continued to be stressed during this credit cycle. Additionally, as consumers cut back on discretionary spending, we are seeing some of the commercial loan portfolios dependent on their spending weaken. The $2.9 billion increase in nonaccrual loans at September 30, 2008, from a year ago included $681 million in Wells Fargo Financial real estate, $578 million in Home Equity and $333 million in Home Mortgage.
Total nonperforming assets (NPAs) were $6.29 billion (1.53% of total loans) at September 30, 2008, compared with $3.87 billion (1.01%) at December 31, 2007, and $3.18 billion (0.88%) at September 30, 2007. Foreclosed assets were $1,240 million at September 30, 2008, $1,184 million at December 31, 2007, and $1,090 million at September 30, 2007. Foreclosed assets, a component of total NPAs, included $596 million, $535 million and $487 million of foreclosed real estate securing Government National Mortgage Association (GNMA) loans at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, consistent with regulatory reporting requirements. The foreclosed real estate securing GNMA loans of $596 million represented 14 basis points of the ratio of NPAs to loans at September 30, 2008. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Until conditions improve in the residential real estate and liquidity markets, we will continue to hold more nonperforming assets on our balance sheet as it is currently the most economic option available. Increases in commercial nonperforming assets were also a direct result of the conditions in the residential real estate markets and general consumer economy.
The Company and each of its subsidiary banks continued to remain well-capitalized. The ratio of stockholders’ equity to total assets was 7.54% at September 30, 2008, 8.28% at December 31, 2007, and 8.67% at September 30, 2007. Our total risk-based capital (RBC) ratio at September 30, 2008, was 11.51% and our Tier 1 RBC ratio was 8.59%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 10.68% and 11.07% at December 31, 2007 and September 30, 2007, respectively, and our Tier 1 RBC ratio was 7.59% and 8.17% for the same periods. Our Tier 1 leverage ratio was 7.54%, 6.83% and 7.26% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
Current Accounting Developments
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 – Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;
•	EITF 06-4 – Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;
•	EITF 06-10 – EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and
•	SAB 109 – Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
On July 1, 2008, we adopted the following new accounting pronouncement:
•	FSP FAS 157-3 – FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

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
On October 10, 2008, the FASB issued Staff Position No. 157-3, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of the FSP did not have a material impact on our financial results or fair value determinations.
On October 14, 2008, the SEC’s Office of the Chief Accountant (OCA), clarified its views on the application of other-than-temporary impairment guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, to certain perpetual preferred securities. The OCA concluded that it would not object to a registrant applying an other-than-temporary impairment model to investments in perpetual preferred securities that possess significant debt-like characteristics that is similar to the impairment model applied to debt securities, provided there has been no evidence of deterioration in credit of the issuer. An entity is permitted to apply the OCA’s views in its financial statements included in filings subsequent to the date of the letter. At September 30, 2008, based on the OCA guidance, we recorded no other-than-temporary impairment for our investments in investment-grade perpetual preferred securities that had no evidence of credit deterioration and that we have the intent and ability to hold to recovery.
On December 4, 2007, the FASB issued FAS 141R, Business Combinations. This statement requires an acquirer to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected, but was not obligated to incur, to be expensed separately from the business combination. FAS 141R shall be applied prospectively to business combinations completed on or after January 1, 2009. Early adoption is not permitted.
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
On March 19, 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 will not affect our consolidated financial results.
On September 12, 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend FAS 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Because the FSP amends only the disclosure requirements for credit derivatives and certain guarantees, the adoption of the FSP will not affect our consolidated financial results.
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

Approximately 22% of total assets ($134.7 billion) at September 30, 2008, and 22% of total assets ($123.8 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. At September 30, 2008, approximately 74% of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. The remaining 26% of these financial instruments (6% of total assets) were measured using model-based techniques, with primarily unobservable inputs.
Our financial assets valued using Level 3 measurements consisted of MSRs, asset-backed securities collateralized by auto leases and cash reserves, certain mortgages held for sale (MHFS) and certain debt securities available for sale. While MSRs and our asset-backed securities collateralized by auto leases and cash reserves do not have observable market data and therefore are classified as Level 3, significant judgment may be required to determine whether certain other assets measured at fair value are included in Level 2 or Level 3. For example, we closely monitor market conditions involving assets that have become less actively traded, such as MHFS, non-agency mortgage-backed securities and certain other debt securities, including collateralized debt obligations. If fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume, and do not require significant adjustment using unobservable inputs, those assets are classified as Level 2; if not, they are classified as Level 3. Making this assessment requires significant judgment. In third quarter 2008, $456 million of debt securities available for sale and, in the first nine months of 2008, $2.2 billion of debt securities available for sale and $4.3 billion of mortgages held for sale were transferred from Level 2 to Level 3 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity.
We use prices from independent pricing services and to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure fair value of our investment securities. See Note 13 (Fair Values of Assets and Liabilities) for the amount and fair value hierarchy classification of those securities. We validate prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Company personnel familiar with market liquidity and other market related conditions. Generally, we do not adjust prices received from pricing services or brokers, unless it is evident the fair value measurement is not consistent with FAS 157.
Approximately 2% of total liabilities ($10.8 billion) at September 30, 2008, and 0.5% ($2.6 billion) at December 31, 2007, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements were $550 million at September 30, 2008. See Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report for additional detail for third quarter 2008. See Note 8 (Securitizations and Variable Interest Entities) to Financial Statements in our 2007 Form 10-K for a detailed discussion of the key assumptions used to determine the fair value of our MSRs and the related sensitivity analysis.

EARNINGS PERFORMANCE
AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1) (2)

	Quarter ended September 30							,
	2008				2007
			Interest				Interest
	Average	Yields /	income	/	Average	Yields /	income	/
(in millions)	balance	rates	expense		balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$3,463	2.09%	$18		$4,219	5.01%	$53
Trading assets	4,838	3.72	46		4,043	3.69	37
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	1,141	3.99	11		871	4.27	10
Securities of U.S. states and political subdivisions	7,211	6.65	124		5,021	7.31	90
Mortgage-backed securities:
Federal agencies	50,528	5.83	731		52,681	6.03	794
Private collateralized mortgage obligations	21,358	5.82	346		4,026	6.22	62

Total mortgage-backed securities	71,886	5.83	1,077		56,707	6.05	856
Other debt securities (4)	12,622	7.17	248		5,822	7.67	114

Total debt securities available for sale (4)	92,860	6.06	1,460		68,421	6.26	1,070
Mortgages held for sale (5)	24,990	6.31	394		35,552	6.59	586
Loans held for sale (5)	677	6.95	12		960	7.79	19
Loans:
Commercial and commercial real estate:
Commercial	100,688	5.92	1,496		79,713	8.24	1,655
Other real estate mortgage	43,616	5.60	615		32,641	7.42	610
Real estate construction	19,715	4.82	238		16,914	7.94	338
Lease financing	7,250	5.48	100		6,026	5.78	87

Total commercial and commercial real estate	171,269	5.69	2,449		135,294	7.90	2,690
Consumer:
Real estate 1-4 family first mortgage	76,197	6.64	1,265		63,929	7.26	1,162
Real estate 1-4 family junior lien mortgage	75,379	6.36	1,206		73,476	8.19	1,515
Credit card	19,948	12.19	609		16,261	13.68	557
Other revolving credit and installment	54,104	8.64	1,175		54,165	9.79	1,336

Total consumer	225,628	7.52	4,255		207,831	8.75	4,570
Foreign	7,306	10.28	188		7,558	11.62	221

Total loans (5)	404,203	6.79	6,892		350,683	8.48	7,481
Other	2,126	4.64	24		1,396	5.01	20

Total earning assets	$533,157	6.57	8,846		$465,274	7.92	9,266

FUNDING SOURCES
Deposits:
Interest-bearing checking	$5,483	0.87	12		$5,160	3.20	42
Market rate and other savings	166,710	1.18	495		149,194	2.89	1,085
Savings certificates	37,192	2.57	240		41,080	4.38	454
Other time deposits	7,930	2.59	53		10,948	5.10	140
Deposits in foreign offices	49,054	1.78	219		41,326	4.77	497

Total interest-bearing deposits	266,369	1.52	1,019		247,708	3.55	2,218
Short-term borrowings	83,458	2.35	492		36,415	5.06	464
Long-term debt	103,745	3.43	892		94,686	5.33	1,267

Total interest-bearing liabilities	453,572	2.11	2,403		378,809	4.14	3,949
Portion of noninterest-bearing funding sources	79,585	—	—		86,465	—	—

Total funding sources	$533,157	1.78	2,403		$465,274	3.37	3,949

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.79%	$6,443			4.55%	$5,317

NONINTEREST-EARNING ASSETS
Cash and due from banks	$11,024				$11,579
Goodwill	13,531				12,008
Other	56,482				52,672

Total noninterest-earning assets	$81,037				$76,259

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$87,095				$88,991
Other liabilities	25,762				26,413
Stockholders’ equity	47,765				47,320
Noninterest-bearing funding sources used to fund earning assets	(79,585)				(86,465)

Net noninterest-bearing funding sources	$81,037				$76,259

TOTAL ASSETS	$614,194				$541,533

(1)	Our average prime rate was 5.00% and 8.18% for the quarters ended September 30, 2008 and 2007, respectively, and 5.43% and 8.23% for the nine months ended September 30, 2008 and 2007, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 2.91% and 5.44% for the quarters ended September 30, 2008 and 2007, respectively, and 2.98% and 5.39% for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

Nine months ended September 30							,
2008				2007
		Interest				Interest
Average	Yields /	income	/	Average	Yields /	income	/
balance	rates	expense		balance	rates	expense

$3,734	2.59%	$72		$4,972	5.09%	$189
4,960	3.57	133		4,306	4.70	151

1,055	3.88	30		821	4.29	27
6,848	6.88	362		4,318	7.36	232

42,448	5.93	1,854		39,656	6.08	1,794
21,589	5.92	1,010		3,945	6.32	185

64,037	5.92	2,864		43,601	6.10	1,979
12,351	6.78	670		5,564	7.57	316

84,291	6.11	3,926		54,304	6.32	2,554
26,417	6.11	1,211		34,664	6.52	1,694
686	6.66	34		873	7.78	51

95,697	6.29	4,509		74,934	8.28	4,641
40,351	5.91	1,788		31,663	7.44	1,762
19,288	5.29	763		16,404	7.97	978
7,055	5.63	298		5,698	5.82	249

162,391	6.05	7,358		128,699	7.92	7,630

74,064	6.77	3,761		58,920	7.31	3,228
75,220	6.78	3,820		70,998	8.19	4,348
19,256	12.11	1,749		15,262	13.89	1,590
54,949	8.84	3,637		53,725	9.77	3,926

223,489	7.74	12,967		198,905	8.79	13,092
7,382	10.72	592		7,197	11.72	631

393,262	7.10	20,917		334,801	8.52	21,353
1,995	4.55	68		1,351	5.11	54

$515,345	6.81	26,361		$435,271	8.00	26,046

$5,399	1.31	53		$4,991	3.23	121
162,792	1.45	1,765		145,135	2.83	3,070
38,907	3.23	940		39,784	4.40	1,308
6,163	2.87	133		8,284	5.06	313
49,192	2.13	785		33,988	4.73	1,204

262,453	1.87	3,676		232,182	3.46	6,016
67,714	2.51	1,274		23,084	5.01	865
101,668	3.71	2,825		91,569	5.22	3,579

431,835	2.40	7,775		346,835	4.03	10,460
83,510	—	—		88,436	—	—

$515,345	2.01	7,775		$435,271	3.21	10,460

	4.80%	$18,586			4.79%	$15,586

$11,182				$11,698
13,289				11,575
54,901				50,448

$79,372				$73,721

$86,676				$89,673
28,268				25,726
47,938				46,758
(83,510)				(88,436)

$79,372				$73,721

$594,717				$508,992

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
Net interest income on a taxable-equivalent basis increased 21% to $6.44 billion in third quarter 2008 from $5.32 billion in third quarter 2007. The increase was driven by 15% earning asset growth combined with an increase in the net interest margin to 4.79%, up 24 basis points from a year ago. The improvement in the net interest margin reflects our focus on higher risk-adjusted yields on new loans and securities, a decline in funding costs, our disciplined deposit pricing, and the high percentage of checking and transaction accounts in our core deposit mix. Net interest income on a taxable-equivalent basis increased $3.0 billion to $18.59 billion for the first nine months of 2008 from $15.59 billion for the same period a year ago. For the first nine months of 2008, growth in net interest income has largely offset the impact of the credit crisis on charge-offs.
Average earning assets increased $67.9 billion (15%) to $533.2 billion in third quarter 2008 from $465.3 billion in third quarter 2007. Average loans increased to $404.2 billion in third quarter 2008 from $350.7 billion a year ago. Average mortgages held for sale decreased to $25.0 billion in third quarter 2008 from $35.6 billion a year ago. Average debt securities available for sale increased to $92.9 billion in third quarter 2008 from $68.4 billion a year ago.
Core deposits are an important contributor to growth in net interest income and the net interest margin, and are a low-cost source of funding. Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose 5% to $320.1 billion for third quarter 2008 from $306.1 billion for third quarter 2007 and funded 79% and 87% of average loans in third quarter 2008 and 2007, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew $13.2 billion (6%) to $234.1 billion for third quarter 2008 from a year ago. Average mortgage escrow deposits were $21.2 billion for third quarter 2008, down $1.2 billion from a year ago. Average savings certificates of deposits decreased to $37.2 billion in third quarter 2008 from $41.1 billion a year ago and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $259.3 billion in third quarter 2008 from $243.3 billion a year ago. Total average interest-bearing deposits increased to $266.4 billion in third quarter 2008 from $247.7 billion a year ago.
The previous table presents the individual components of net interest income and the net interest margin.

NONINTEREST INCOME

	Quarter			Nine months
	ended Sept. 30	,	%	ended Sept. 30		,	%
(in millions)	2008	2007	Change	2008	2007		Change

Service charges on deposit accounts	$839	$837	—%	$2,387	$2,262		6%
Trust and investment fees:
Trust, investment and IRA fees	549	573	(4)	1,674	1,720		(3)
Commissions and all other fees	189	204	(7)	589	627		(6)

Total trust and investment fees	738	777	(5)	2,263	2,347		(4)
Card fees	601	561	7	1,747	1,548		13
Other fees:
Cash network fees	48	51	(6)	143	146		(2)
Charges and fees on loans	266	246	8	765	737		4
All other fees	238	269	(12)	654	832		(21)

Total other fees	552	566	(2)	1,562	1,715		(9)
Mortgage banking:
Servicing income, net	525	797	(34)	1,019	968		5
Net gains (losses) on mortgage loan origination/ sales activities	276	(61)	NM	1,419	1,069		33
All other	91	87	5	282	265		6

Total mortgage banking	892	823	8	2,720	2,302		18
Operating leases	102	171	(40)	365	550		(34)
Insurance	439	329	33	1,493	1,160		29
Net gains (losses) from trading activities	65	(43)	NM	684	482		42
Net gains on debt securities available for sale	84	160	(48)	316	149		112
Net gains (losses) from equity investments	(507)	173	NM	(148)	512		NM
All other	193	219	(12)	593	672		(12)

Total	$3,998	$4,573	(13)	$13,982	$13,699		2

NM - Not meaningful
We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At September 30, 2008, these assets totaled $1.17 trillion, up 4% from $1.12 trillion at September 30, 2007. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. These fees declined 4% in third quarter 2008 from a year ago, while the S&P 500® declined 24% over the same period.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. At September 30, 2008 and 2007, brokerage balances totaled $123 billion and $132 billion, respectively.
Card fees increased 7% to $601 million in third quarter 2008 from $561 million in third quarter 2007, due to continued growth in new accounts and higher credit and debit card transaction volume. Purchase volume on these cards was up 8% from a year ago and average card balances were up 26%.

Mortgage banking noninterest income was $892 million in third quarter 2008, compared with $823 million in third quarter 2007. In addition to servicing fees, net servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income for third quarter 2008 included a $75 million net MSRs valuation gain that was recorded to earnings ($546 million fair value loss offsetting a $621 million economic hedging gain) and for third quarter 2007 included a $562 million net MSRs valuation gain ($638 million fair value loss offsetting a $1.20 billion economic hedging gain). Our portfolio of loans serviced for others was $1.46 trillion at September 30, 2008, up 6% from $1.38 trillion at September 30, 2007. At September 30, 2008, the ratio of MSRs to related loans serviced for others was 1.34%.
Net gains on mortgage loan origination/sales activities were $276 million in third quarter 2008, compared with $61 million in net losses in third quarter 2007. The year-over-year increase reflected wider margins and decreased losses from spread widening caused by changes in liquidity. Residential real estate originations totaled $51 billion in third quarter 2008 and $68 billion in third quarter 2007. (For additional detail, see “Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate and Market Risk,” Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.)
The 1-4 family first mortgage unclosed pipeline was $41 billion at September 30, 2008, $43 billion at December 31, 2007, and $45 billion at September 30, 2007.
Insurance revenue was up 33% in third quarter 2008 from third quarter 2007, due to customer growth, higher crop insurance revenues and the fourth quarter 2007 acquisition of ABD Insurance.
Income from trading activities was $65 million and $684 million in the third quarter and first nine months of 2008, respectively. Income from trading activities was a loss of $43 million and a gain of $482 million in the third quarter and first nine months of 2007, respectively. Income from trading activities and “all other” income collectively included a $106 million charge in third quarter 2008 related to unsecured counterparty exposure on derivative contracts with Lehman Brothers. Net investment losses (debt and equity) totaled $423 million for third quarter 2008 and included previously announced other-than-temporary impairment charges of $646 million for Fannie Mae, Freddie Mac and Lehman Brothers, an additional $247 million of other-than-temporary write-downs and $470 million of net realized investment gains. Net gains on debt securities available for sale were $84 million and $316 million in the third quarter and first nine months of 2008, and $160 million and $149 million, respectively, in the same periods of the prior year. Net gains (losses) from equity investments were $(507) million and $(148) million in the third quarter and first nine months of 2008, respectively, and $173 million and $512 million in the same periods of 2007. (For additional detail, see “Balance Sheet Analysis – Securities Available for Sale” in this Report.)

NONINTEREST EXPENSE

	Quarter				Nine months
	ended Sept. 30		,	%	ended Sept. 30		,	%
(in millions)	2008	2007		Change	2008	2007		Change

Salaries	$2,078	$1,933		8%	$6,092	$5,707		7%
Incentive compensation	555	802		(31)	2,005	2,444		(18)
Employee benefits	486	518		(6)	1,666	1,764		(6)
Equipment	302	295		2	955	924		3
Net occupancy	402	398		1	1,201	1,132		6
Operating leases	90	136		(34)	308	437		(30)
Outside professional services	206	222		(7)	589	649		(9)
Outside data processing	122	123		(1)	353	355		(1)
Travel and entertainment	113	113		—	330	340		(3)
Contract services	88	103		(15)	300	334		(10)
Operating losses	63	225		(72)	46	369		(88)
Insurance	144	81		78	511	357		43
Advertising and promotion	96	108		(11)	285	312		(9)
Postage	83	88		(6)	256	260		(2)
Telecommunications	78	79		(1)	238	241		(1)
Stationery and supplies	53	54		(2)	159	159		—
Security	45	42		7	134	129		4
Core deposit intangibles	32	28		14	94	81		16
All other	481	323		49	1,317	930		42

Total	$5,517	$5,671		(3)	$16,839	$16,924		(1)

Noninterest expense in third quarter 2008 was down 3% from the prior year, reflecting continued emphasis on expense management and disciplined efforts to restrict expenses to revenue-creating opportunities. In the last 12 months, we opened 71 retail banking stores, including 12 stores this quarter, and converted 21 stores from acquisitions. The efficiency ratio was 53.2% in third quarter 2008, even after taking into account the other-than-temporary impairment charges on debt and equity investment securities.
INCOME TAX EXPENSE
Our effective income tax rate was 30.8% for third quarter 2008, down from 34.0% for third quarter 2007, primarily due to a lower level of pre-tax income and higher amounts of tax credits and tax-exempt income in 2008. For the first nine months of 2008, our effective tax rate was 32.9%, compared with 32.6% for the first nine months of 2007.

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
Community Banking’s net income increased 10% to $1.59 billion in third quarter 2008 from $1.45 billion in third quarter 2007. Net income decreased 4% to $4.25 billion in the first nine months of 2008 from $4.45 billion in the first nine months of 2007. Revenue increased 14% to $7.20 billion in third quarter 2008 from $6.32 billion a year ago, driven by strong balance sheet growth and strong fee income growth in retail banking and mortgage. Net interest income increased 27% to $4.21 billion in third quarter 2008 from $3.30 billion a year ago. Average loans were up 12% to $220.5 billion in third quarter 2008 from $197.4 billion a year ago and average core deposits were up 5% to $254.9 billion in third quarter 2008 from $243.0 billion a year ago with a portion of the growth due to acquisitions. The provision for credit losses increased to $1.43 billion in third quarter 2008 from $446 million a year ago, with over half of the increase related to Home Equity. Noninterest income was $3.00 billion in third quarter 2008, flat compared with $3.02 billion a year ago, and included $486 million of other-than-temporary impairment charges. This was partially offset by strong retail banking fee revenue growth, including growth in card fees, deposit service charges and mortgage banking. Noninterest expense decreased 7% to $3.45 billion in third quarter 2008 from $3.71 billion a year ago, driven by continued expense management, partially offset by investments in technology, distribution and sales staff.
Wholesale Banking’s net income decreased 86% to $83 million in third quarter 2008 from $591 million in third quarter 2007, including other-than-temporary impairment charges on debt and equity securities. Net income decreased 40% to $1.12 billion in the first nine months of 2008 from $1.85 billion in the first nine months of 2007. Revenue decreased 17% to $1.78 billion in third quarter 2008 from $2.16 billion a year ago, including impairment charges of $407 million. Net interest income increased 15% to $1.05 billion for third quarter 2008 from $918 million a year ago driven by strong loan and deposit growth. Average loans increased 33% to $116.2 billion in third quarter 2008 from $87.5 billion a year ago, with double-digit increases across nearly all wholesale lending businesses. Average total deposits were $84 billion, up 10% from a year ago, all in interest-bearing balances. The increase in the provision for credit losses to $294 million in third quarter 2008 from $19 million a year ago included $115 million from higher net charge-offs and an additional $178 million in credit reserve build. Noninterest income decreased 41% to $728 million in third quarter 2008 from a year ago, primarily due to impairment charges. Noninterest income from foreign exchange, loan fees, institutional brokerage and insurance all increased. Noninterest expense increased 13% to $1.39 billion in third quarter 2008 from $1.23 billion a year ago, mainly due to higher personnel-related costs, including expenses due to the fourth quarter 2007 acquisition of ABD Insurance and higher agent commissions in the crop insurance business due to higher commodity prices.
Wells Fargo Financial reported a net loss of $33 million in third quarter 2008 compared with net income of $135 million in third quarter 2007, reflecting higher credit costs, including a $162 million credit reserve build as a result of continued softening in the real estate, auto and credit card markets. For the first nine months of 2008, net income was $26 million, compared with $403 million for the same period a year ago. Revenue was $1.39 billion in third quarter 2008, flat from a year ago. Net interest income increased 6% to $1.12 billion in third quarter 2008 from $1.06 billion a year ago due to 3% growth in average loans to $67.5 billion in third quarter 2008 from $65.8 billion a year ago. The increase in the provision for credit losses to $770 million in third quarter 2008 from $427 million a year ago included $181 million from higher net charge-offs and an additional $162 million in credit reserve build. Noninterest expense decreased $51 million, or 7%, to $677 million in third quarter 2008 from $728 million a year ago primarily due to lower lease expenses from the run off of the auto lease portfolio.
BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Our securities available for sale consists of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio primarily includes very liquid, high-quality federal agency debt, as well as privately issued mortgage-backed securities. At September 30, 2008, we held $84.6 billion of debt securities available for sale, with net unrealized losses of $4.1 billion, compared with $70.2 billion at December 31, 2007, with net unrealized gains of $775 million. We also held $2.3 billion of marketable equity securities available for sale at September 30, 2008, and $2.8 billion at December 31, 2007, with net unrealized losses of $739 million and $95 million for the same periods, respectively. The increase in net unrealized losses for the total securities available-for-sale portfolio to $4.9 billion at September 30, 2008, from net unrealized gains of $680 million at December 31, 2007, was largely due to wider spreads on mortgage-backed securities and an increase in market yields in the first nine months of 2008.
We conduct other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. For marketable equity securities, we also consider the issuer’s financial condition, capital strength, and near-term prospects. For debt securities and for perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, and any change in agencies’ ratings at evaluation date from acquisition date and any likely imminent action.
Based on our evaluation at September 30, 2008, we recorded other-than-temporary impairment of $893 million in third quarter 2008, including $646 million related to investments in Fannie Mae, Freddie Mac and Lehman Brothers. See Note 4 (Securities Available for Sale) to Financial Statements in this Report for additional information.

The weighted-average expected maturity of debt securities available for sale was 6.0 years at September 30, 2008. Since 77% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown in the following table.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At September 30, 2008	$64.9	$(2.8)	4.4 yrs.
At September 30, 2008, assuming a 200 basis point:
Increase in interest rates	59.2	(8.5)	6.1 yrs.
Decrease in interest rates	69.2	1.5	2.2 yrs.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance – Net Interest Income” on page 14 and a comparative schedule of average loan balances is included in the table on page 12; quarter-end balances are in Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.
Total loans at September 30, 2008, were $411.0 billion, up $48.1 billion (13%) from $362.9 billion at September 30, 2007. Commercial and commercial real estate loans were $176.0 billion at September 30, 2008, up $36.8 billion (26%) from $139.2 billion a year ago. Consumer loans were $228.1 billion at September 30, 2008, up $12.4 billion (6%) from $215.8 billion a year ago. Mortgages held for sale were $18.7 billion at September 30, 2008, down $11.0 billion from $29.7 billion a year ago.
DEPOSITS

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Noninterest-bearing	$89,446		$84,348		$82,365
Interest-bearing checking	5,398		5,277		4,376
Market rate and other savings	172,542		153,924		153,116
Savings certificates	38,909		42,708		41,863
Foreign deposits (1)	27,781		25,474		22,133

Core deposits	334,076		311,731		303,853
Other time deposits	9,052		3,654		2,448
Other foreign deposits	10,446		29,075		28,655

Total deposits	$353,574		$344,460		$334,956

(1)	Reflects Eurodollar sweep balances included in core deposits.
Core deposits of $334.1 billion at September 30, 2008, increased $30.2 billion (10%) from $303.9 billion a year ago. Average core deposits increased $13.9 billion (5%) to $320.1 billion in third quarter 2008 from third quarter 2007, predominantly due to growth in market rate and other savings.

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
Almost all of our off-balance sheet arrangements result from securitizations. Based on market conditions, from time to time we may securitize home mortgage loans and other financial assets, including commercial mortgages. We normally structure loan securitizations as sales, in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a replacement of FASB Statement No. 125. This involves the transfer of financial assets to certain qualifying special-purpose entities (QSPEs) that we are not required to consolidate. We also enter into certain contractual obligations. For additional information on off-balance sheet arrangements and other contractual obligations see “Financial Review – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” in our 2007 Form 10-K and Note 11 (Guarantees and Legal Actions) to Financial Statements in this Report.
RISK MANAGEMENT
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified. Beginning in 2007 and continuing in 2008, we updated our credit policies related to residential real estate lending to reflect the deteriorating economic conditions in the industry and decisions were made to exit certain underperforming indirect channels. In addition to these steps we have made adjustments to the credit criteria across the breadth of our consumer business segments to eliminate originations with unacceptable levels of risk given the challenges and uncertainty in the credit market.
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
NONACCRUAL LOANS AND OTHER ASSETS

	Sept. 30 ,	Dec. 31 ,	Sept. 30 ,
(in millions)	2008	2007	2007

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$846	$432	$399
Other real estate mortgage	296	128	133
Real estate construction	736	293	188
Lease financing	69	45	38

Total commercial and commercial real estate	1,947	898	758
Consumer:
Real estate 1-4 family first mortgage (1)	1,975	1,272	886
Real estate 1-4 family junior lien mortgage	780	280	238
Other revolving credit and installment	232	184	160

Total consumer	2,987	1,736	1,284
Foreign	61	45	46

Total nonaccrual loans (2)	4,995	2,679	2,088
As a percentage of total loans	1.22%	0.70%	0.58%
Foreclosed assets:
GNMA loans (3)	596	535	487
Other	644	649	603
Real estate and other nonaccrual investments (4)	56	5	5

Total nonaccrual loans and other assets	$6,291	$3,868	$3,183

As a percentage of total loans	1.53%	1.01%	0.88%

(1)	Includes nonaccrual mortgages held for sale.
(2)	Includes impaired loans of $1,550 million, $469 million and $394 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K for further information on impaired loans.
(3)	Consistent with regulatory reporting requirements, foreclosed real estate securing GNMA loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the FHA or guaranteed by the Department of Veterans Affairs.
(4)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
Nonaccrual loans increased $2.9 billion to $5.0 billion at September 30, 2008, from $2.1 billion at September 30, 2007, reflecting economic conditions, primarily in portfolios affected by residential real estate conditions and the associated impact on the consumer. A portion of the increase in nonaccrual loans from a year ago continued to relate to our active loss mitigation strategies at Home Equity, Home Mortgage and Wells Fargo Financial as we are aggressively working with customers to keep them in their homes or find alternative solutions to their financial challenges. Home builders, mortgage service providers, contractors, suppliers and others in the residential real estate-related segments continued to be stressed during this credit cycle. Additionally, as consumers cut back on discretionary spending, we are seeing some of the commercial loan portfolios dependent on their spending weaken. The $2.9 billion increase from a year ago included $681 million in Wells Fargo Financial real estate, $578 million in Home Equity and $333 million in Home Mortgage. Nonaccrual real estate 1-4 family loans included approximately $251 million of loans at September 30, 2008, that have been modified. Our policy requires six consecutive months of payments on modified loans before they are returned to accrual status. Until conditions improve in the residential real estate and liquidity markets, we will continue to hold more nonperforming assets on our balance sheet as it is currently the most economic option available. As a result, foreclosed asset balances increased $150 million to $1,240 million at September 30, 2008, from a year ago, including an increase of $138 million from Home Mortgage. Increases in commercial nonperforming assets were also a direct result of the conditions in the residential real estate markets and general consumer economy.
We expect that the amount of nonaccrual loans will change due to portfolio growth, economic conditions, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs. (See “Financial Review – Allowance for Credit Losses” in this Report for additional discussion.) The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.
Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual.
The total of loans 90 days or more past due and still accruing was $8,439 million, $6,393 million and $5,526 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The total included $6,295 million, $4,834 million and $4,263 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs. The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$46		$32		$14
Other real estate mortgage	111		10		22
Real estate construction	146		24		10

Total commercial and commercial real estate	303		66		46
Consumer:
Real estate 1-4 family first mortgage (1)	429		286		225
Real estate 1-4 family junior lien mortgage	257		201		127
Credit card	498		402		303
Other revolving credit and installment	617		552		520

Total consumer	1,801		1,441		1,175
Foreign	40		52		42

Total	$2,144		$1,559		$1,263

(1)	Includes mortgage loans held for sale 90 days or more past due and still accruing.

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
Net charge-offs for third quarter 2008 were $2.0 billion (1.96% of average total loans outstanding, annualized), compared with $1.5 billion (1.55%) for second quarter 2008 and $892 million (1.01%) for third quarter 2007. A significant part of the sequential increase reflected the change in the Home Equity charge-off policy in second quarter 2008, which deferred an estimated $265 million of charge-offs from second quarter 2008. Total provision expense in third quarter 2008 was $2.5 billion, including a $500 million credit reserve build, primarily related to higher projected losses in several consumer credit businesses and commercial real estate, as well as growth in the wholesale portfolios. The $1.1 billion increase in net credit losses from a year ago included $488 million in the real estate 1-4 family junior lien category. Net credit losses in the commercial category increased $213 million (a major portion from Business Direct) from a year ago.
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
The deterioration in segments of the Home Equity portfolio required a targeted approach to managing these assets. We segregated into a liquidating portfolio all Home Equity loans generated through the wholesale channel not behind a Wells Fargo first mortgage, and all home equity loans acquired through correspondents. While the $10.7 billion of loans in this liquidating portfolio represented about 3% of total loans outstanding at September 30, 2008, these loans experienced a significant portion of the credit losses in our $83.9 billion Home Equity portfolio, with an annualized loss rate of 7.59% for third quarter 2008, compared with 2.43% for the remaining core portfolio. In this challenging real estate market it is necessary to have more time to work with our customers to identify ways to help resolve their financial difficulties and keep them in their homes. In order to provide this additional time to assist our customers, beginning April 1, 2008, we changed our Home Equity charge-off policy, consistent with Federal Financial Institutions Examination Council (FFIEC) guidelines. The core portfolio consisted of $73.3 billion of loans in the Home Equity portfolio at September 30, 2008. The following table includes the credit attributes of these two portfolios.
HOME EQUITY PORTFOLIO (1)

					% of loans
					two payments				Annualized loss rate
	Outstanding balances				or more past due				Quarter ended
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	Dec. 31	,
(in millions)	2008		2007		2008		2007		2008		2007	(2)

Liquidating portfolio
California	$4,146		$4,387		5.18%		2.94%		11.88%		7.34%
Florida	534		582		6.74		4.98		14.57		7.08
Arizona	255		274		5.02		2.67		10.45		5.84
Texas	199		221		0.96		0.83		1.64		0.78
Minnesota	130		141		3.29		3.18		6.25		4.09
Other	5,390		6,296		2.68		2.00		3.72		2.94

Total	10,654		11,901		3.89		2.50		7.59		4.80

Core portfolio
California	27,640		25,991		2.50		1.63		3.61		1.27
Florida	2,536		2,614		5.20		2.92		6.28		2.57
Arizona	3,814		3,821		2.52		1.54		3.21		0.90
Texas	2,735		2,842		1.19		1.03		0.41		0.19
Minnesota	4,465		4,668		1.21		1.08		1.24		0.88
Other	32,105		32,393		1.55		1.43		1.35		0.44

Total	73,295		72,329		2.05		1.52		2.43		0.86

Combined totals	$83,949		$84,230		2.29		1.66		3.09		1.42

(1)	Reflects the impact of the April 1, 2008, change in the Home Equity charge-off policy.
(2)	Annualized loss rate for December 31, 2007, data is based on loss rate for month of December 2007.
Other consumer portfolios performed as expected during the quarter. Net charge-offs in the real estate 1-4 family first mortgage portfolio increased $123 million in third quarter 2008 from third quarter 2007, including an increase of $53 million in Wells Fargo Financial’s residential real estate portfolio. The increase in mortgage loss rates was consistent with the continued decline in home prices. Credit card net charge-offs increased $185 million from a year ago due to the effect of the current economic environment on consumers. Loss levels continued to increase in this credit cycle as the impacts from lower disposable income and unemployment weigh on the consumer. Net charge-offs in the auto portfolio in third quarter 2008 were up $58 million from a year ago and up $74 million linked quarter. While we remain optimistic about the positive impacts of process improvements and underwriting changes we made in the auto business in prior quarters, as well as our robust loss mitigation efforts, the economic environment continued to stress the consumer and influence loan performance.

Because of our Wholesale Banking business model, focused primarily on long-term relationships with business customers, we have not participated significantly in certain higher-risk activities. We have not sponsored any SIVs. On the investment side of this business, we operate within disciplined credit standards and regularly monitor and manage our securities portfolios. We have not participated in the underwriting of any of the large leveraged buyouts that were “covenant lite,” and we have minimal direct exposure to hedge funds. Similarly, we have not made a market in subprime securities.
Commercial and commercial real estate net charge-offs increased $213 million to $338 million in third quarter 2008 from $125 million in third quarter 2007. Commercial and commercial real estate charge-offs include Business Direct (primarily unsecured lines of credit to small businesses), which increased $98 million in third quarter from a year ago and decreased $7 million linked quarter.
We believe the allowance for credit losses of $8.03 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at September 30, 2008. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. (See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2007 Form 10-K.) Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2007 Form 10-K.
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
Interest Rate Risk
Interest rate risk, which potentially can have a significant earnings impact, is an integral part of being a financial intermediary. We are subject to interest rate risk because:
•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline);
•	assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates);

•	short-term and long-term market interest rates may change by different amounts (for example, the shape of the yield curve may affect new loan yields and funding costs differently); or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, if long-term mortgage interest rates decline sharply, mortgage-backed securities held in the securities available-for-sale portfolio may prepay significantly earlier than anticipated – which could reduce portfolio income).
Interest rates may also have a direct or indirect effect on loan demand, credit losses, mortgage origination volume, the fair value of MSRs and other financial instruments, the value of the pension liability and other items affecting earnings.
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of September 30, 2008, our most recent simulation indicated estimated earnings at risk of approximately 5.6% of our most likely earnings plan over the next 12 months using a scenario in which both the federal funds rate and the 10-year Constant Maturity Treasury bond yield rise to 5.50%. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate and Market Risk” below.
We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The credit risk amount and estimated net fair value of these derivatives as of September 30, 2008, and December 31, 2007, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
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
Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, we may reduce unwanted credit and liquidity risks by selling or securitizing some or all of the long-term fixed-rate mortgage loans and ARMs we originate. On the other hand, we may hold originated ARMs and fixed-rate mortgage loans in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgage loans as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize mortgages held for sale.
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
Under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices generally exist to reliably support fair value pricing models used for these loans. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs and fees are recognized when incurred. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. During third quarter 2008, in response to continued secondary market illiquidity, we continued to originate certain prime non-agency loans to be held for investment for the foreseeable future rather than to be held for sale.
Under FAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs and periodically benchmark our estimates to independent appraisals. While the valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable, changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs. Assumptions affected include prepayment speed, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements impacted by interest rates.
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” An increase in interest rates generally reduces the propensity for refinancing, increases the expected duration of the servicing portfolio and therefore increases the estimated fair value of the MSRs. However, an increase in interest rates can also reduce mortgage loan demand and therefore reduce origination income. In third quarter 2008, a $546 million decrease in the fair value of our MSRs and $621 million of gains on the free-standing derivatives used to hedge the MSRs, resulted in a net gain of $75 million.
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
The total carrying value of our residential and commercial MSRs was $19.6 billion at September 30, 2008, and $17.2 billion at December 31, 2007. The weighted-average note rate on the owned servicing portfolio was 5.98% at September 30, 2008, and 6.01% at December 31, 2007. Our total MSRs were 1.34% of mortgage loans serviced for others at September 30, 2008, compared with 1.20% at December 31, 2007.
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
Market Risk – Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at September 30, 2008, and December 31, 2007, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open, “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout third quarter 2008 was $25 million, with a lower bound of $18 million and an upper bound of $52 million.
Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Private equity investments totaled $2.21 billion at September 30, 2008, and $2.02 billion at December 31, 2007.
We also have marketable equity securities in the securities available-for-sale portfolio, including common stock, perpetual preferred securities, and securities relating to our venture capital activities. We manage these securities within investment risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include other-than-temporary impairment charges, which are recorded when determined. The fair value of marketable equity securities was $2.31 billion and cost was $3.05 billion at September 30, 2008, and $2.78 billion and $2.88 billion, respectively, at December 31, 2007. (For additional detail, see “Balance Sheet Analysis – Securities Available for Sale” in this Report.)
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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks, the Federal Reserve Board, or the U.S. Treasury.
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
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. However, the Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $30 billion in outstanding short-term debt and $105 billion in outstanding long-term debt, subject to a total outstanding debt limit of $135 billion. During the first nine months of 2008, the Parent issued a total of $6.8 billion in registered senior notes. The Parent also issued capital securities in the form of $6.5 billion in junior subordinated debt to statutory business trusts formed by the Parent, which, in turn, issued trust preferred and perpetual preferred purchase securities. We used the proceeds from securities issued in the first nine months of 2008 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations. In the first nine months of 2008, Wells Fargo Bank, N.A. issued $43.1 billion in short-term and long-term senior notes.

Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. In the first nine months of 2008, WFFCC issued CAD$500 million in medium-term notes, leaving CAD$6.5 billion available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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
In 2007, the Board authorized the repurchase of up to 200 million additional shares of our outstanding common stock and, in September 2008, the repurchase of up to 25 million additional shares. During the first nine months of 2008, we repurchased approximately 37 million shares of our common stock, all from our employee benefit plans. In the first nine months of 2008, we issued approximately 61 million shares of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs. At September 30, 2008, the total remaining common stock repurchase authority was approximately 29 million shares. (For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.)
The Board of Directors approved a 10% increase in our common stock dividend to $0.34 per share for third quarter 2008 from $0.31 per share for second quarter 2008.

Our potential sources of capital include retained earnings and issuances of common and preferred stock. In the first nine months of 2008, retained earnings increased $1.9 billion, predominantly resulting from net income of $5.4 billion, less dividends of $3.2 billion. In the first nine months of 2008, we issued $1.6 billion of common stock under various employee benefit and director plans.
The Emergency Economic Stabilization Act of 2008 authorizes the United States Treasury Department (Treasury Department) to use appropriated funds to restore liquidity and stability to the U.S. financial system. As part of this authority, on October 28, 2008, at the request of the Treasury Department and pursuant to a Letter Agreement and related Securities Purchase Agreement dated October 26, 2008 (the “Securities Purchase Agreements”), we issued 25,000 shares of Wells Fargo’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation amount per share equal to $1,000,000, for a total price of $25 billion. The shares of these preferred securities may be evidenced by depositary shares, with each depositary share representing 1/1,000 interest in one share of preferred stock. The preferred securities pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. We may not redeem the preferred securities during the first three years except with the proceeds from a “qualifying equity offering.” After three years, we may, at our option, redeem the preferred securities at par value plus accrued and unpaid dividends. The preferred securities are generally non-voting. Prior to October 28, 2011, unless we have redeemed the preferred securities or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreements. A consequence of the preferred securities purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation we pay to executive management. As part of its purchase of the preferred securities, the Treasury Department received warrants to purchase 110,261,688 shares of our common stock at an initial per share exercise price of $34.01. The warrants provide for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. The warrants expire ten years from the issuance date. Both the preferred securities and warrants will be accounted for as components of Tier 1 capital.
At September 30, 2008, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. Our Tier 1 capital ratio was 8.59%, up 100 basis points from year end 2007. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.

LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 11 (Guarantees and Legal Actions) to Financial Statements in this Report.
RISK FACTORS
An investment in the Company has risk. In addition, in accordance with the Private Securities Litigation Reform Act of 1995, we caution you that actual results may differ from forward-looking statements about our future financial and business performance contained in this Report and other reports we file with the SEC and in other Company communications. We make forward-looking statements when we use words such as “believe,” “expect,” “anticipate,” “estimate,” “will,” “may,” “can” and similar expressions. Do not unduly rely on forward-looking statements. Actual results may differ significantly from expectations. Forward-looking statements speak only as of the date made. We do not undertake to update them to reflect changes or events that occur after that date.
In this Report we make forward-looking statements that:
•	we expect the pending merger with Wachovia to be completed by the end of this year;
•	until residential real estate values stabilize, the Home Equity portfolio is expected to produce higher than normal loss levels;
•	until conditions improve in the residential real estate and liquidity markets, we will continue to hold more nonperforming assets on our balance sheet;
•	the adoption of FAS 161, Staff Position No. 133-1 and FIN 45-4 will not affect our consolidated financial results;
•	we expect the amount of nonaccrual loans will change due to portfolio growth, portfolio seasoning, routine problem loan recognition and resolution through collections, sales or charge-offs;
•	we believe the election to measure at fair value new prime MHFS and other interests held will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used to hedge these assets;
•	we expect changes in the fair value of derivative financial instruments used to hedge derivative loan commitments will fully or partially offset changes in the fair value of such commitments;
•	we expect the proceeds of securities issued in the future will be used for general corporate purposes;
•	three pending business combination transactions, in addition to the pending merger with Wachovia, will close in fourth quarter 2008;
•	we expect to recover our investments in entities formed to invest in affordable housing and sustainable energy projects over time through realization of federal tax credits;
•	the amount of any additional consideration that may be payable in connection with previous acquisitions will not be significant to our financial statements; and
•	we expect $39 million of deferred net gains on derivatives in other comprehensive income at September 30, 2008, will be reclassified as earnings in the next 12 months.

This Report includes various statements about the estimated impact on our earnings from simulated changes in interest rates and on expected losses in our loan portfolio from assumed changes in loan credit quality. This Report also includes the statement that we believe the allowance for credit losses at September 30, 2008, was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments. There is no assurance that our allowance for credit losses at September 30, 2008, will be sufficient to cover future credit losses. As described below and elsewhere in this Report and in our 2007 Form 10-K, increases in loan charge-offs, changes in the allowance for credit losses or the related provision expense, or other effects of credit deterioration after September 30, 2008, could materially adversely affect our results of operations and financial condition.
This Report also includes various statements about the evaluation for other-than-temporary impairment of securities held in our available-for-sale portfolio, including certain perpetual preferred securities. We may be required to recognize other-than-temporary impairment in future periods with respect to these and other securities held in our available-for-sale portfolio. For more information, refer to “Overview — Current Accounting Developments,” “Balance Sheet Analysis – Securities Available for Sale” and Note 4 (Securities Available for Sale) to Financial Statements in this Report.
As discussed elsewhere in this Report, we have agreed to acquire Wachovia in a stock-for-stock transaction that is expected to close by the end of 2008. In the merger, Wells Fargo will acquire all of the assets and liabilities (including loan portfolios) of Wachovia and its subsidiaries. Some of these assets could become nonperforming or could default, increasing our credit costs and requiring us to write-down the value of the assets. This could materially adversely affect our results of operations and financial condition. We are not receiving any loan guarantees or other financial assistance from the government, thus after the merger we will be fully responsible for all credit losses, write-downs and impairments relating to Wachovia’s assets and liabilities acquired in the merger.
Our results of operations and financial condition could also be materially adversely affected if we fail to realize the expected benefits of the merger or it takes longer than expected to realize the benefits. The merger will involve the integration of the businesses of Wachovia and Wells Fargo. It is possible that the integration process could result in the loss of key Wachovia employees, the disruption of Wachovia’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Wachovia’s ability to maintain relationships with customers and employees. As with any financial institution merger, there also may be disruptions that cause Wachovia to lose customers or cause customers to take deposits out of Wachovia’s banks. The integration of the two companies may also divert management attention and resources away from other operations and limit Wells Fargo’s ability to pursue other acquisitions.
Also, as discussed under “Capital Management” in this Report, on October 28, 2008, at the request of the Treasury Department we issued certain preferred securities and common stock warrants to the Treasury Department. Prior to October 28, 2011, unless we have redeemed the preferred securities or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to, among other actions, increase our common stock dividend or repurchase our common stock other than in connection with benefit plans consistent with past practice. The warrants provide for the adjustment of the exercise price and the number of shares of our common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.
For a discussion of certain risk factors that could cause our financial results and condition to vary materially from period to period or cause actual results to differ from our expectations for our future financial and business performance, refer to our 2007 Form 10-K, including the “Risk Factors” and “Regulation and Supervision” sections, and to the Financial Review section and Financial Statements and related Notes included in this Report. Additional factors are described below:
•	lower or negative revenue growth because of our inability to cross-sell more products to our existing customers;
•	decreased demand for our products and services and lower revenue and earnings because of an economic recession;
•	reduced fee income from our brokerage and asset management businesses because of a fall in stock market prices;
•	lower net interest margin, decreased mortgage loan originations and reductions in the value of our MSRs and MHFS because of changes in interest rates;
•	increased funding costs due to market illiquidity and increased competition for funding;
•	the election to provide capital support to our mutual funds relating to investments in credit products;
•	reduced earnings due to higher credit losses generally and specifically because:
o	losses in our residential real estate loan portfolio (including home equity) are greater than expected due to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior, or other factors; and/or
o	our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	higher credit losses because of federal or state legislation or regulatory action that reduces the amount that our borrowers are required to pay us;
•	higher credit losses because of federal or state legislation or regulatory action that limits our ability to foreclose on properties or other collateral or makes foreclosure less economically feasible;
•	changes to our allowance for credit losses following periodic examinations by our banking regulators;
•	negative effect on our servicing and investment portfolios because of financial difficulties or credit downgrades of mortgage and bond issuers;
•	reduced earnings because we write-down the carrying value of securities held in our securities available-for-sale portfolio following a determination that the securities are other-than-temporarily impaired;
•	reduced earnings because of changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;
•	reduced earnings because actual returns on our pension plan assets are lower than expected, resulting in an increase in future net periodic benefit expense;
•	reduced earnings from not realizing the expected benefits of acquisitions or from unexpected difficulties integrating acquisitions;

•	reduced earnings because of the inability or unwillingness of counterparties to perform their obligations with respect to derivative financial instruments;
•	federal and state regulations;
•	reputational damage from negative publicity;
•	fines, penalties and other negative consequences from regulatory violations, even inadvertent or unintentional violations;
•	the loss of checking and savings account deposits to alternative investments such as the stock market and higher-yielding fixed income investments; and
•	fiscal and monetary policies of the Federal Reserve Board.
As described in our 2007 Form 10-K under “Regulation and Supervision – Deposit Insurance Assessments,” our bank subsidiaries, including Wells Fargo Bank, N.A., are members of the Deposit Insurance Fund (DIF). The Federal Deposit Insurance Corporation (FDIC) uses the DIF to cover insured deposits in the event of a bank failure, and maintains the fund by assessing member banks an insurance premium. Recent failures have caused the DIF to fall below the minimum balance required by law, forcing the FDIC to consider action to rebuild the fund by raising the insurance premiums assessed member banks. Depending on the frequency and severity of bank failures, the increase in premiums could be significant and negatively affect our earnings.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of September 30, 2008, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No change occurred during third quarter 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions, except per share amounts)	2008	2007		2008	2007

INTEREST INCOME
Trading assets	$41	$37		$126	$137
Securities available for sale	1,397	1,032		3,753	2,470
Mortgages held for sale	394	586		1,211	1,694
Loans held for sale	12	19		34	51
Loans	6,888	7,477		20,906	21,341
Other interest income	42	72		140	242

Total interest income	8,774	9,223		26,170	25,935

INTEREST EXPENSE
Deposits	1,019	2,218		3,676	6,016
Short-term borrowings	492	464		1,274	865
Long-term debt	882	1,261		2,801	3,568

Total interest expense	2,393	3,943		7,751	10,449

NET INTEREST INCOME	6,381	5,280		18,419	15,486
Provision for credit losses	2,495	892		7,535	2,327

Net interest income after provision for credit losses	3,886	4,388		10,884	13,159

NONINTEREST INCOME
Service charges on deposit accounts	839	837		2,387	2,262
Trust and investment fees	738	777		2,263	2,347
Card fees	601	561		1,747	1,548
Other fees	552	566		1,562	1,715
Mortgage banking	892	823		2,720	2,302
Operating leases	102	171		365	550
Insurance	439	329		1,493	1,160
Net gains on debt securities available for sale	84	160		316	149
Net gains (losses) from equity investments	(507)	173		(148)	512
Other	258	176		1,277	1,154

Total noninterest income	3,998	4,573		13,982	13,699

NONINTEREST EXPENSE
Salaries	2,078	1,933		6,092	5,707
Incentive compensation	555	802		2,005	2,444
Employee benefits	486	518		1,666	1,764
Equipment	302	295		955	924
Net occupancy	402	398		1,201	1,132
Operating leases	90	136		308	437
Other	1,604	1,589		4,612	4,516

Total noninterest expense	5,517	5,671		16,839	16,924

INCOME BEFORE INCOME TAX EXPENSE	2,367	3,290		8,027	9,934
Income tax expense	730	1,117		2,638	3,238

NET INCOME	$1,637	$2,173		$5,389	$6,696

EARNINGS PER COMMON SHARE	$0.49	$0.65		$1.63	$1.99
DILUTED EARNINGS PER COMMON SHARE	$0.49	$0.64		$1.62	$1.97
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.31		$0.96	$0.87
Average common shares outstanding	3,316.4	3,339.6		3,309.6	3,355.5
Diluted average common shares outstanding	3,331.0	3,374.0		3,323.4	3,392.9

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30 ,	December 31 ,	September 30 ,
(in millions, except shares)	2008	2007	2007

ASSETS
Cash and due from banks	$12,861	$14,757	$12,200
Federal funds sold, securities purchased under resale agreements and other short-term investments	8,093	2,754	4,546
Trading assets	9,097	7,727	7,298
Securities available for sale	86,882	72,951	57,440
Mortgages held for sale (includes $17,290, $24,998 and $26,714 carried at fair value)	18,739	26,815	29,699
Loans held for sale	635	948	1,011
Loans	411,049	382,195	362,922
Allowance for loan losses	(7,865)	(5,307)	(3,829)

Net loans	403,184	376,888	359,093

Mortgage servicing rights:
Measured at fair value (residential MSRs)	19,184	16,763	18,223
Amortized	433	466	460
Premises and equipment, net	5,054	5,122	5,002
Goodwill	13,520	13,106	12,018
Other assets	44,679	37,145	41,737

Total assets	$622,361	$575,442	$548,727

LIABILITIES
Noninterest-bearing deposits	$89,446	$84,348	$82,365
Interest-bearing deposits	264,128	260,112	252,591

Total deposits	353,574	344,460	334,956
Short-term borrowings	85,187	53,255	41,729
Accrued expenses and other liabilities	29,293	30,706	28,884
Long-term debt	107,350	99,393	95,592

Total liabilities	575,404	527,814	501,161

STOCKHOLDERS’ EQUITY
Preferred stock	625	450	545
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 3,472,762,050 shares	5,788	5,788	5,788
Additional paid-in capital	8,348	8,212	8,089
Retained earnings	40,853	38,970	38,645
Cumulative other comprehensive income (loss)	(2,783)	725	291
Treasury stock – 151,543,421 shares, 175,659,842 shares and 147,535,970 shares	(5,207)	(6,035)	(5,209)
Unearned ESOP shares	(667)	(482)	(583)

Total stockholders’ equity	46,957	47,628	47,566

Total liabilities and stockholders’ equity	$622,361	$575,442	$548,727

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

						Cumulative
				Additional		other		Unearned	Total
	Number of	Preferred	Common	paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’
(in millions, except shares)	common shares	stock	stock	capital	earnings	income	stock	shares	equity

BALANCE DECEMBER 31, 2006	3,377,149,861	$384	$5,788	$7,739	$35,215	$302	$(3,203)	$(411)	$45,814

Cumulative effect of adoption of FSP13-2					(71)				(71)

BALANCE JANUARY 1, 2007	3,377,149,861	384	5,788	7,739	35,144	302	(3,203)	(411)	45,743

Comprehensive income:
Net income					6,696				6,696
Other comprehensive income, net of tax:
Translation adjustments						24			24
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $133 million of net gains included in net income						(226)			(226)
Net unrealized gains on derivatives and hedging activities, net of reclassification of $61 million of net gains on cash flow hedges included in net income						174			174
Defined benefit pension plans:
Amortization of actuarial loss and prior service cost included in net income						17			17

Total comprehensive income									6,685
Common stock issued	58,568,656			(99)	(276)		1,906		1,531
Common stock issued for acquisitions	17,705,418			68			581		649
Common stock repurchased	(137,404,390)						(4,765)		(4,765)
Preferred stock (484,000) issued to ESOP		484		34				(518)	—
Preferred stock released to ESOP				(23)				346	323
Preferred stock (323,069) converted to common shares	9,206,535	(323)		20			303		—
Common stock dividends					(2,919)				(2,919)
Tax benefit upon exercise of stock options				199					199
Stock option compensation expense				107					107
Net change in deferred compensation and related plans				44			(31)		13

Net change	(51,923,781)	161	—	350	3,501	(11)	(2,006)	(172)	1,823

BALANCE SEPTEMBER 30, 2007	3,325,226,080	$545	$5,788	$8,089	$38,645	$291	$(5,209)	$(583)	$47,566

BALANCE DECEMBER 31, 2007	3,297,102,208	$450	$5,788	$8,212	$38,970	$725	$(6,035)	$(482)	$47,628

Cumulative effect of adoption of EITF 06-4 and EITF 06-10					(20)				(20)
FAS 158 change of measurement date					(8)				(8)

BALANCE JANUARY 1, 2008	3,297,102,208	450	5,788	8,212	38,942	725	(6,035)	(482)	47,600

Comprehensive income
Net income					5,389				5,389
Other comprehensive income, net of tax:
Translation adjustments						(20)			(20)
Net unrealized losses on securities available for sale and other interests held, net of reclassification of $107 million of net losses included in net income						(3,485)			(3,485)
Net unrealized losses on derivatives and hedging activities, net of reclassification of $115 million of net gains on cash flow hedges included in net income						(6)			(6)
Defined benefit pension plans:
Amortization of net actuarial loss and prior service cost included in net income						3			3

Total comprehensive income									1,881
Common stock issued	49,454,756			(41)	(300)		1,610		1,269
Common stock repurchased	(37,327,260)						(1,162)		(1,162)
Preferred stock (520,500) issued to ESOP		521		30				(551)	—
Preferred stock released to ESOP				(20)				366	346
Preferred stock (344,860) converted to common shares	11,988,925	(346)		(46)			392		—
Common stock dividends					(3,178)				(3,178)
Tax benefit upon exercise of stock options				106					106
Stock option compensation expense				134					134
Net change in deferred compensation and related plans				32			(12)		20
Other				(59)					(59)

Net change	24,116,421	175	—	136	1,911	(3,508)	828	(185)	(643)

BALANCE SEPTEMBER 30, 2008	3,321,218,629	$625	$5,788	$8,348	$40,853	$(2,783)	$(5,207)	$(667)	$46,957

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended September 30	,
(in millions)	2008	2007

Cash flows from operating activities:
Net income	$5,389	$6,696
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,535	2,327
Changes in fair value of MSRs (residential) and MHFS carried at fair value	(1,301)	474
Depreciation and amortization	1,154	1,141
Other net gains	(999)	(1,337)
Preferred stock released to ESOP	346	323
Stock option compensation expense	134	107
Excess tax benefits related to stock option payments	(104)	(185)
Originations of MHFS	(163,797)	(176,135)
Proceeds from sales of and principal collected on mortgages originated for sale	171,809	172,905
Net change in:
Trading assets	(1,360)	(2,959)
Loans originated for sale	(361)	(285)
Deferred income taxes	1,146	632
Accrued interest receivable	63	(446)
Accrued interest payable	(176)	(59)
Other assets, net	(7,958)	(5,516)
Other accrued expenses and liabilities, net	631	3,169

Net cash provided by operating activities	12,151	852

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	(5,301)	1,539
Securities available for sale:
Sales proceeds	39,698	37,297
Prepayments and maturities	15,879	6,868
Purchases	(74,381)	(54,192)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	(32,006)	(34,020)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	1,843	2,611
Purchases (including participations) of loans by banking subsidiaries	(4,329)	(7,543)
Principal collected on nonbank entities’ loans	15,462	16,461
Loans originated by nonbank entities	(13,880)	(19,190)
Net cash paid for acquisitions	(590)	(2,862)
Proceeds from sales of foreclosed assets	1,299	1,014
Changes in MSRs from purchases and sales	71	1,124
Other, net	(1,325)	(5,662)

Net cash used by investing activities	(57,560)	(56,555)

Cash flows from financing activities:
Net change in:
Deposits	7,370	22,954
Short-term borrowings	31,798	28,760
Long-term debt:
Proceeds from issuance	22,751	22,569
Repayment	(15,439)	(14,846)
Common stock:
Proceeds from issuance	1,269	1,531
Repurchased	(1,162)	(4,765)
Cash dividends paid	(3,178)	(2,919)
Excess tax benefits related to stock option payments	104	185
Other, net	—	(594)

Net cash provided by financing activities	43,513	52,875

Net change in cash and due from banks	(1,896)	(2,828)
Cash and due from banks at beginning of period	14,757	15,028

Cash and due from banks at end of period	$12,861	$12,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,927	$10,508
Income taxes	2,431	2,613
Noncash investing and financing activities:
Net transfers from loans held for sale to loans	$677	$—
Transfers from MHFS to securities available for sale	544	—
Transfers from trading assets to securities available for sale	—	1,268
Transfers from MHFS to loans	507	1,522
Transfers from MHFS to MSRs	2,659	2,841
Transfers from MHFS to foreclosed assets	105	69
Transfers from loans to foreclosed assets	2,203	1,978

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On January 1, 2008, we adopted the following new accounting pronouncements:
•	FSP FIN 39-1 – Financial Accounting Standards Board (FASB) Staff Position on Interpretation No. 39, Amendment of FASB Interpretation No. 39;
•	EITF 06-4 – Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;
•	EITF 06-10 – EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements; and
•	SAB 109 – Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.
On July 1, 2008, we adopted the following new accounting pronouncement:
•	FSP FAS 157-3 – FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.
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
On October 10, 2008, the FASB issued Staff Position No. 157-3, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted the FSP prospectively, beginning July 1, 2008. The adoption of the FSP did not have a material impact on our financial results or fair value determinations.

Statement of Cash Flows
In the first nine months of 2007, our consolidated statement of cash flows reflected mortgage servicing rights (MSRs) from securitizations and asset transfers, as separately detailed in Note 8 in this Report, of $2,841 million as an increase to cash flows from operating activities with a corresponding decrease to cash flows from investing activities. Upon filing our 2007 Form 10-K we revised our consolidated statement of cash flows to appropriately reflect the proceeds from sales of mortgages held for sale (MHFS) and the related investment in MSRs as noncash transfers from MHFS to MSRs. The impact of the adjustments on the consolidated statement of cash flows for the first nine months of 2007 was to decrease net cash provided by operating activities from $3,693 million to $852 million and decrease net cash used by investing activities from $59,396 million to $56,555 million. These revisions to the historical financial statements were not considered to be material.
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
At September 30, 2008, we had three pending business combinations with total assets of approximately $1.6 billion. Transactions completed in the first nine months of 2008 were:

(in millions)	Date	Assets

Flatiron Credit Company, Inc., Denver, Colorado	April 30	$332
Transcap Associates, Inc., Chicago, Illinois	June 27	22
United Bancorporation of Wyoming, Inc., Jackson, Wyoming (1)	July 1	2,110
Other (2)		12

		$2,476

(1)	Consists of five affiliated banks of United Bancorporation of Wyoming, Inc., located in Wyoming and Idaho, and certain assets and liabilities of United Bancorporation of Wyoming, Inc.
(2)	Consists of nine acquisitions of insurance brokerage businesses.
On October 3, 2008, we announced that we had signed a definitive agreement to acquire all outstanding shares of Wachovia Corporation (Wachovia) in a stock-for-stock transaction. Wachovia, based in Charlotte, North Carolina, had total assets of $764 billion at September 30, 2008, and is one of the nation’s largest diversified financial services companies, providing a broad range of retail banking and brokerage, asset and wealth management, and corporate and investment banking products and services to customers through 3,300 financial centers in 21 states from Connecticut to Florida and west to Texas and California, and nationwide retail brokerage, mortgage lending and auto finance businesses. Under terms of the agreement, Wachovia shareholders will receive 0.1991 shares of Wells Fargo common stock in exchange for each share of Wachovia common stock. The agreement is subject to approval of Wachovia shareholders and the merger is expected to be completed by the end of 2008.

3.	FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Federal funds sold and securities purchased under resale agreements	$5,562		$1,700		$3,436
Interest-earning deposits	1,775		460		499
Other short-term investments	756		594		611

Total	$8,093		$2,754		$4,546

4.	SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. There were no securities classified as held to maturity as of the periods presented.

	Sept. 30, 2008		Dec. 31, 2007		Sept. 30, 2007
		Fair		Fair		Fair
(in millions)	Cost	value	Cost	value	Cost	value

Securities of U.S. Treasury and federal agencies	$1,162	$1,170	$962	$982	$859	$860
Securities of U.S. states and political subdivisions	8,011	7,336	6,128	6,152	5,698	5,786
Mortgage-backed securities:
Federal agencies	43,074	43,904	34,092	34,987	29,470	29,902
Private collateralized mortgage obligations (1)	24,582	21,033	20,026	19,982	12,083	12,086

Total mortgage-backed securities	67,656	64,937	54,118	54,969	41,553	41,988
Other	11,883	11,131	8,185	8,065	6,377	6,312

Total debt securities	88,712	84,574	69,393	70,168	54,487	54,946
Marketable equity securities:
Perpetual preferred securities	2,531	1,653	2,082	1,852	1,605	1,525
Other marketable equity securities	516	655	796	931	767	969

Total marketable equity securities	3,047	2,308	2,878	2,783	2,372	2,494

Total	$91,759	$86,882	$72,271	$72,951	$56,859	$57,440

(1)	A majority of the private collateralized mortgage obligations are AAA-rated bonds collateralized by 1-4 family residential first mortgages.
The following table provides the components of the net unrealized gains (losses) on securities available for sale. The net unrealized gains and losses on securities available for sale are reported on an after-tax basis as a component of cumulative other comprehensive income.

	Sept. 30 ,	Dec. 31	,	Sept. 30	,
(in millions)	2008	2007		2007

Gross unrealized gains	$1,176	$1,352		$857
Gross unrealized losses	(6,053)	(672)		(276)

Net unrealized gains (losses)	$(4,877)	$680		$581

Net unrealized losses were $4,877 million at September 30, 2008, compared with net unrealized gains of $680 million at December 31, 2007. The increase in net unrealized losses was largely due to wider spreads on mortgage-backed securities and an increase in market yields for the first nine months of 2008.
The following table shows the gross unrealized losses and fair value of securities available for sale at September 30, 2008, and December 31, 2007, by length of time that individual securities in each category had been in a continuous loss position.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

December 31, 2007
Securities of U.S. Treasury and federal agencies	$—	$—	$—	$—	$—	$—
Securities of U.S. states and political subdivisions	(98)	1,957	(13)	70	(111)	2,027
Mortgage-backed securities:
Federal agencies	(1)	39	(2)	150	(3)	189
Private collateralized mortgage obligations	(124)	7,722	(2)	54	(126)	7,776

Total mortgage-backed securities	(125)	7,761	(4)	204	(129)	7,965
Other	(140)	2,425	(25)	491	(165)	2,916

Total debt securities	(363)	12,143	(42)	765	(405)	12,908
Marketable equity securities:
Perpetual preferred securities	(236)	1,404	—	9	(236)	1,413
Other marketable equity securities	(30)	284	(1)	27	(31)	311

Total marketable equity securities	(266)	1,688	(1)	36	(267)	1,724

Total	$(629)	$13,831	$(43)	$801	$(672)	$14,632

September 30, 2008
Securities of U.S. Treasury and federal agencies	$(7)	$514	$—	$—	$(7)	$514
Securities of U.S. states and political subdivisions	(384)	4,186	(345)	1,367	(729)	5,553
Mortgage-backed securities:
Federal agencies	(29)	3,568	(1)	31	(30)	3,599
Private collateralized mortgage obligations	(3,529)	20,331	(42)	145	(3,571)	20,476

Total mortgage-backed securities	(3,558)	23,899	(43)	176	(3,601)	24,075
Other	(509)	7,885	(280)	531	(789)	8,416

Total debt securities	(4,458)	36,484	(668)	2,074	(5,126)	38,558
Marketable equity securities:
Perpetual preferred securities	(452)	1,137	(428)	426	(880)	1,563
Other marketable equity securities	(46)	212	(1)	2	(47)	214

Total marketable equity securities	(498)	1,349	(429)	428	(927)	1,777

Total	$(4,956)	$37,833	$(1,097)	$2,502	$(6,053)	$40,335

The change in the debt securities that had been in a continuous loss position for 12 months or more at September 30, 2008, was due to changes in market interest rates and spreads and not due to the credit quality of the securities. As of September 30, 2008, we have received all principal and interest payments, we believe that the principal and interest on these securities are fully collectible and we have the intent and ability to retain our investment for a period of time to allow for any anticipated recovery in market value. We evaluated these securities for impairment in accordance with our policy and determined that they were not other-than-temporarily impaired as of September 30, 2008.

Our marketable equity securities included approximately $1.7 billion of investments in perpetual preferred securities at September 30, 2008. These securities were issued by credit-worthy companies and underwent an extensive credit evaluation at purchase. They provide very attractive tax-equivalent yields and were current as to periodic distributions in accordance with their respective terms as of September 30, 2008. We have opportunistically increased our holdings in these securities over the past 12 months in response to increased yields available in the marketplace, driven by a significant widening in credit spreads caused by the “mortgage and credit crises.” The market value of our holdings in these securities declined during this period in direct correlation with the continued widening of credit spreads. Unlike common stock whose return is mostly in the form of price appreciation, these securities were purchased for their high yields, with purchase decisions underwritten like bonds and debt securities. We evaluated these hybrid financial instruments for impairment in accordance with our policy and consistent with our impairment model used for debt securities. We determined that these securities were not other-than-temporarily impaired as of September 30, 2008, because there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and it was probable we would continue to receive full contractual payments. We will continue to evaluate the prospects for recovery in their market value in accordance with our policy for determining other-than-temporary impairment.
The following table shows the net realized gains (losses) on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities. Gross realized losses include other-than-temporary impairment of $893 million and $1,095 million for the third quarter and first nine months of 2008, respectively, and $3 million and $7 million for the third quarter and first nine months of 2007. Other-than-temporary impairment for the third quarter and first nine months of 2008 included $594 million and $627 million, respectively, related to perpetual preferred securities that were either downgraded to less than investment grade or evidenced other significant credit deterioration events.

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30		,
(in millions)	2008	2007		2008	2007

Gross realized gains	$549	$212		$1,003	$292
Gross realized losses	(948)	(23)		(1,175)	(77)

Net realized gains (losses)	$(399)	$189		$(172)	$215

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
A summary of the major categories of loans outstanding is shown in the following table. Outstanding loan balances reflect unearned income, net deferred loan fees, and unamortized discount and premium totaling $4,528 million, $4,083 million and $3,562 million, at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Commercial and commercial real estate:
Commercial	$104,281		$90,468		$82,598
Other real estate mortgage	44,741		36,747		33,227
Real estate construction	19,681		18,854		17,301
Lease financing	7,271		6,772		6,089

Total commercial and commercial real estate	175,974		152,841		139,215
Consumer:
Real estate 1-4 family first mortgage	77,870		71,415		66,877
Real estate 1-4 family junior lien mortgage	75,617		75,565		74,632
Credit card	20,358		18,762		17,129
Other revolving credit and installment	54,327		56,171		57,180

Total consumer	228,172		221,913		215,818
Foreign	6,903		7,441		7,889

Total loans	$411,049		$382,195		$362,922

We consider a loan to be impaired when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We assess and account for as impaired certain nonaccrual commercial and commercial real estate loans that are over $3 million and certain consumer, commercial and commercial real estate loans whose terms have been modified in a troubled debt restructuring. The recorded investment in impaired loans and the methodology used to measure impairment was:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Impairment measurement based on:
Collateral value method	$49		$285		$267
Discounted cash flow method	2,159		184		127

Total (1)	$2,208		$469		$394

(1)	Includes $2,097 million, $369 million and $221 million of impaired loans with a related allowance of $415 million, $50 million and $24 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.
The average recorded investment in impaired loans was $1,826 million and $308 million in third quarter 2008 and 2007, respectively, and $1,414 million and $273 million in the first nine months of 2008 and 2007, respectively.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter		Nine months
	ended Sept. 30	,	ended Sept. 30	,
(in millions)	2008	2007	2008	2007

Balance, beginning of period	$7,517	$4,007	$5,518	$3,964
Provision for credit losses	2,495	892	7,535	2,327
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(305)	(155)	(897)	(408)
Other real estate mortgage	(9)	—	(19)	(2)
Real estate construction	(36)	(3)	(93)	(5)
Lease financing	(19)	(8)	(44)	(24)

Total commercial and commercial real estate	(369)	(166)	(1,053)	(439)
Consumer:
Real estate 1-4 family first mortgage	(146)	(22)	(330)	(71)
Real estate 1-4 family junior lien mortgage	(669)	(167)	(1,476)	(357)
Credit card	(396)	(205)	(1,078)	(579)
Other revolving credit and installment	(586)	(473)	(1,617)	(1,381)

Total consumer	(1,797)	(867)	(4,501)	(2,388)
Foreign	(59)	(69)	(185)	(195)

Total loan charge-offs	(2,225)	(1,102)	(5,739)	(3,022)

Loan recoveries:
Commercial and commercial real estate:
Commercial	27	35	90	84
Other real estate mortgage	1	2	4	7
Real estate construction	—	1	2	2
Lease financing	3	3	9	12

Total commercial and commercial real estate	31	41	105	105
Consumer:
Real estate 1-4 family first mortgage	7	6	20	18
Real estate 1-4 family junior lien mortgage	28	14	63	39
Credit card	35	29	113	90
Other revolving credit and installment	117	105	363	393

Total consumer	187	154	559	540
Foreign	12	15	40	50

Total loan recoveries	230	210	704	695

Net loan charge-offs	(1,995)	(892)	(5,035)	(2,327)

Allowances related to business combinations/other	10	11	9	54

Balance, end of period	$8,027	$4,018	$8,027	$4,018

Components:
Allowance for loan losses	$7,865	$3,829	$7,865	$3,829
Reserve for unfunded credit commitments	162	189	162	189

Allowance for credit losses	$8,027	$4,018	$8,027	$4,018

Net loan charge-offs (annualized) as a percentage of average total loans	1.96%	1.01%	1.71%	0.93%
Allowance for loan losses as a percentage of total loans	1.91%	1.06%	1.91%	1.06%
Allowance for credit losses as a percentage of total loans	1.95	1.11	1.95	1.11

6.	OTHER ASSETS
The components of other assets were:

	Sept. 30	,	Dec. 31	,	Sept. 30	,
(in millions)	2008		2007		2007

Nonmarketable equity investments:
Private equity investments	$2,210		$2,024		$1,982
Federal bank stock	2,556		1,925		1,637
All other	3,437		2,981		2,672

Total nonmarketable equity investments	8,203		6,930		6,291
Operating lease assets	1,442		2,218		2,526
Accounts receivable	14,650		10,913		16,750
Interest receivable	2,914		2,977		3,016
Core deposit intangibles	395		435		362
Credit card and other intangibles	283		319		260
Foreclosed assets:
GNMA loans (1)	596		535		487
Other	644		649		603
Due from customers on acceptances	111		62		83
Other	15,441		12,107		11,359

Total other assets	$44,679		$37,145		$41,737

(1)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing Government National Mortgage Association (GNMA) loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter			Nine months
	ended Sept. 30		,	ended Sept. 30			,
(in millions)	2008	2007		2008		2007

Net gains (losses) from private equity investments	$(24)	$144		$340	(1)	$446
Net gains (losses) from all other nonmarketable equity investments	26	(7)		36		(24)

Net gains from nonmarketable equity investments	$2	$137		$376		$422

(1)	Includes $334 million gain for first quarter 2008 from our ownership in Visa, which completed its initial public offering in March 2008. See Note 11 in this Report for additional information.

7.	VARIABLE INTEREST ENTITIES
We are a primary beneficiary in certain special-purpose entities that are consolidated because we absorb a majority of each entity’s expected losses, receive a majority of each entity’s expected returns, or both. We do not hold a majority voting interest in these entities. Our consolidated variable interest entities, substantially all of which were formed to invest in securities and to securitize real estate investment trust securities, had approximately $4.3 billion and $3.5 billion in total assets at September 30, 2008, and December 31, 2007, respectively. The primary activities of these entities consist of acquiring and disposing of, and investing and reinvesting in securities, and issuing beneficial interests secured by those securities to investors. The creditors of substantially all of these consolidated entities have recourse against us.
We also hold variable interests greater than 20% but less than 50% in certain special-purpose entities predominantly formed to invest in affordable housing and sustainable energy projects, and to securitize corporate debt that had approximately $8.0 billion and $5.8 billion in total assets at September 30, 2008, and December 31, 2007, respectively. We are not required to consolidate these entities. Our maximum exposure to loss as a result of our involvement with these unconsolidated variable interest entities was approximately $2.8 billion and $2.0 billion at September 30, 2008, and December 31, 2007, respectively, primarily representing investments in entities formed to invest in affordable housing and sustainable energy projects. However, we expect to recover our investment in these entities over time, primarily through realization of federal tax credits. We also held investments in asset-backed securities of approximately $7.3 billion and $4.7 billion collateralized by auto leases and cash reserves of $10.6 billion and $6.4 billion at September 30, 2008, and December 31, 2007, respectively, issued by certain special-purpose entities where the third-party issuer of the securities is the primary beneficiary.

8.	MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2008	2007	2008	2007

Fair value, beginning of period	$19,333	$18,733	$16,763	$17,591
Purchases	57	188	191	489
Servicing from securitizations or asset transfers	851	951	2,642	2,808
Sales	—	(292)	(269)	(1,714)

Net additions	908	847	2,564	1,583
Changes in fair value:
Due to changes in valuation model inputs or assumptions (1)	(546)	(638)	1,788	1,364
Other changes in fair value (2)	(511)	(719)	(1,931)	(2,315)

Total changes in fair value	(1,057)	(1,357)	(143)	(951)

Fair value, end of period	$19,184	$18,223	$19,184	$18,223

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(2)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized MSRs were:

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2008	2007		2008	2007

Balance, beginning of period	$442	$418		$466	$377
Purchases (1)	2	46		7	101
Servicing from securitizations or asset transfers (1)	8	12		17	33
Amortization	(19)	(16)		(57)	(51)

Balance, end of period (2)	$433	$460		$433	$460

Fair value of amortized MSRs:
Beginning of period	$595	$561		$573	$457
End of period	622	602		622	602

(1)	Based on September 30, 2008, assumptions, the weighted-average amortization period for MSRs added during the third quarter and the first nine months of 2008 was approximately 18.3 years and 17.1 years, respectively.
(2)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	September 30		,
(in billions)	2008	2007

Loans serviced for others (1)	$1,464	$1,380
Owned loans serviced (2)	97	97

Total owned servicing	1,561	1,477
Sub-servicing	19	22

Total managed servicing portfolio	$1,580	$1,499

Ratio of MSRs to related loans serviced for others	1.34%	1.35%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.
(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended Sept. 30	,	Nine months ended Sept. 30	,
(in millions)	2008	2007	2008	2007

Servicing income, net:
Servicing fees (1)	$980	$970	$2,903	$3,031
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(546)	(638)	1,788	1,364
Other changes in fair value (3)	(511)	(719)	(1,931)	(2,315)

Total changes in fair value of residential MSRs	(1,057)	(1,357)	(143)	(951)
Amortization	(19)	(16)	(57)	(51)
Net derivative gains (losses) from economic hedges (4)	621	1,200	(1,684)	(1,061)

Total servicing income, net	525	797	1,019	968
Net gains (losses) on mortgage loan origination/sales activities	276	(61)	1,419	1,069
All other	91	87	282	265

Total mortgage banking noninterest income	$892	$823	$2,720	$2,302

Market-related valuation changes to MSRs, net of economic hedge results (2) + (4)	$75	$562	$104	$303

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.
(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.
(3)	Represents changes due to collection/realization of expected cash flows over time.
(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 — Free-Standing Derivatives in this Report for additional information.

9.	INTANGIBLE ASSETS
The gross carrying amount of intangible assets and accumulated amortization was:

	September 30				,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
(in millions)	carrying amount	amortization	carrying amount	amortization

Amortized intangible assets:
MSRs (1)	$641	$208	$592	$132
Core deposit intangibles	2,558	2,163	2,434	2,072
Credit card and other intangibles	740	471	656	410

Total intangible assets	$3,939	$2,842	$3,682	$2,614

MSRs (fair value) (1)	$19,184		$18,223
Trademark	14		14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of September 30, 2008, follows:

	Core
	deposit
(in millions)	intangibles	Other	(1)	Total

Nine months ended September 30, 2008 (actual)	$94	$103		$197

Estimate for year ended December 31,
2008	$126	$132		$258
2009	120	118		238
2010	106	106		212
2011	44	92		136
2012	23	82		105
2013	20	71		91

(1)	Includes amortized MSRs, and credit card and other intangibles.
We based our projections of amortization expense shown above on existing asset balances at September 30, 2008. Future amortization expense will vary based on additional core deposit or other intangibles acquired through business combinations.

10.	GOODWILL
The changes in the carrying amount of goodwill as allocated to our operating segments for goodwill impairment analysis were:

	Community		Wholesale		Wells Fargo	Consolidated
(in millions)	Banking	(1)	Banking	(1)	Financial	Company

December 31, 2006	$7,357		$3,552		$366	$11,275
Goodwill from business combinations	473		262		—	735
Foreign currency translation adjustments	—		—		8	8

September 30, 2007	$7,830		$3,814		$374	$12,018

December 31, 2007	$8,581		$4,102		$423	$13,106
Reduction in goodwill related to divested businesses	—		(1)		—	(1)
Goodwill from business combinations	322		97		—	419
Foreign currency translation adjustments	—		—		(4)	(4)

September 30, 2008	$8,903		$4,198		$419	$13,520

(1)	To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.
For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. For management reporting we do not allocate all of the goodwill to the individual operating segments; some is allocated at the enterprise level. See Note 17 in this Report for further information on management reporting. The balances of goodwill for management reporting were:

	Community		Wholesale		Wells Fargo		Consolidated
(in millions)	Banking	(1)	Banking	(1)	Financial	Enterprise	Company

September 30, 2007	$3,983		$1,864		$374	$5,797	$12,018
September 30, 2008	5,056		2,248		419	5,797	13,520

(1)	To reflect the realignment of our corporate trust business from Community Banking into Wholesale Banking in first quarter 2008, balances for prior periods have been revised.
11. GUARANTEES AND LEGAL ACTIONS
Guarantees
The guarantees we provide to third parties primarily include standby letters of credit, various indemnification agreements, guarantees accounted for as derivatives, additional consideration related to business combinations and contingent performance guarantees.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit assure that the third parties will receive specified funds if customers fail to meet their contractual obligations. We are obligated to make payment if a customer defaults. Standby letters of credit were $15.3 billion at September 30, 2008, and $12.5 billion at December 31, 2007, including financial guarantees of $8.9 billion and $6.5 billion, respectively, that we had issued or purchased participations in. Standby letters of credit are net of participations sold to other institutions of $2.5 billion at September 30, 2008, and $1.4 billion at December 31, 2007. We also had commitments for commercial and similar letters of credit of $1.0 billion at September 30, 2008, and $955 million at December 31, 2007. We consider the credit risk in standby letters of credit, and commercial and similar letters of credit in determining the allowance for credit losses.
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
We write options, floors and caps. Periodic settlements occur on floors and caps based on market conditions. The fair value of the written options liability in our balance sheet was $1,522 million at September 30, 2008, and $700 million at December 31, 2007. The aggregate fair value of the written floors and caps liability was $474 million and $280 million for the same periods, respectively. Our ultimate obligation under written options, floors and caps is based on future market conditions and is only quantifiable at settlement. The notional value related to written options was $78.5 billion at September 30, 2008, and $30.7 billion at December 31, 2007, and the aggregate notional value related to written floors and caps was $24.9 billion and $26.5 billion for the same periods, respectively. We offset substantially all options written to customers with purchased options.
We also enter into credit default swaps under which we buy loss protection from or sell loss protection to a counterparty in the event of default of a reference obligation. The fair value of the contracts sold was a liability of $42 million at September 30, 2008, and $20 million at December 31, 2007. The maximum amount we would be required to pay under the swaps in which we sold protection, assuming all reference obligations default at a total loss, without recoveries, was $712 million and $873 million, based on notional value, at September 30, 2008 and December 31, 2007, respectively. We purchased credit default swaps of comparable notional amounts to mitigate the exposure of the written credit default swaps at September 30, 2008 and December 31, 2007. These purchased credit default swaps had terms (i.e., the same reference obligation and maturity) that would offset our exposure from the written default swap contracts in which we are providing protection to a counterparty.
In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets. At September 30, 2008, and December 31, 2007, the amount of additional consideration we expected to pay was not significant to our financial statements.
We have entered into various contingent performance guarantees through credit risk participation arrangements with remaining terms up to 21 years. We will be required to make payments under these guarantees if a customer defaults on its obligation to perform under certain credit agreements with third parties. The extent of our obligations under these guarantees depends entirely on future events and was contractually limited to an aggregate liability of approximately $30 million at September 30, 2008, and $50 million at December 31, 2007.
Wells Fargo is a Class B common shareholder of Visa Inc. (Visa). Based on agreements previously executed among Wells Fargo, Visa and its predecessors and certain member banks of the Visa USA network, we may be required to indemnify Visa with respect to certain covered litigation. In conjunction with its initial public offering, Visa deposited $3 billion of the proceeds of the offering into a litigation escrow account to be used to satisfy settlement obligations with respect to prior litigation and to make payments with respect to the future resolution of the covered litigation. The extent of our future obligations, if any, under these arrangements depends on the ultimate resolution of the covered litigation. In October of 2008, Visa entered into an agreement in principle to settle with Discover Financial Services (Discover). We had previously established a reserve to reflect the fair value of our possible indemnification obligation to Visa for the Discover litigation.
To maintain a credit rating of “AAA” for certain funds, we entered into a capital support agreement in first quarter 2008 for up to $130 million related to one structured investment vehicle (SIV) held by our AAA-rated non-government money market mutual funds. In third quarter 2008 we fulfilled our obligation under this agreement by purchasing the SIV from the funds. At September 30, 2008, the SIV was recorded as a debt security in our securities available-for-sale portfolio. We are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. While we elected to enter into the capital support agreement for the AAA-rated funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future.
Legal Actions
The following supplements and amends our discussion of certain matters previously reported in Note 15 (Guarantees and Legal Actions) of our 2007 Form 10-K for events occurring in the most recent quarter.
Citigroup Litigation. On or about October 4, 2008, Citigroup, Inc. (Citigroup) commenced an action in New York state court against Wells Fargo, Wachovia, and their respective directors alleging, in part, that our agreement to merge with Wachovia constitutes tortious interference by Wells Fargo of an agreement between Citigroup and Wachovia. The complaint has been removed to the United States District Court for the Southern District of New York. After the case was removed, Citigroup purported to amend the complaint to seek $20 billion in compensatory damages, $20 billion in restitutionary and unjust enrichment damages, and $40 billion in punitive damages. We believe that we have valid defenses with respect to Citigroup’s claims for any damages and will vigorously defend our position.
Auction Rate Securities. We are engaged in discussions with regulators concerning investigations into the sale of auction rate securities by Wells Fargo Investments, LLC, Wells Fargo Brokerage Services, LLC, and Wells Fargo Institutional Securities, LLC, and liquidity solutions for purchasers.

Taking into consideration information currently available, advice of counsel, and established reserves, we believe that the outcome of pending and threatened legal actions, including the matters described above, will not have a material adverse effect on the results of operations or stockholders’ equity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to our results of operations and financial condition for any particular period.
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
At September 30, 2008, all designated fair value hedges continued to qualify as fair value hedges.
Cash Flow Hedges
We hedge floating-rate senior debt against future interest rate increases by using interest rate swaps to convert floating-rate senior debt to fixed rates and by using interest rate caps and floors to limit variability of rates. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in interest rates. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect in earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. As of September 30, 2008, all designated cash flow hedges continued to qualify as cash flow hedges.

We expect that $39 million of deferred net gains on derivatives in other comprehensive income at September 30, 2008, will be reclassified as earnings during the next twelve months, compared with $34 million of deferred net gains at September 30, 2007. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of six years for hedges of both floating-rate senior debt and floating-rate commercial loans.
The following table provides net derivative gains and losses related to fair value and cash flow hedges resulting from the change in value of the derivatives excluded from the assessment of hedge effectiveness and the change in value of the ineffective portion of the derivatives.

	Quarter ended Sept. 30		,	Nine months ended Sept. 30		,
(in millions)	2008	2007		2008	2007

Net gains from fair value hedges from:
Change in value of derivatives excluded from the assessment of hedge effectiveness	$—	$1		$—	$8
Ineffective portion of change in value of derivatives	73	12		116	13
Net gains (losses) from ineffective portion of change in the value of cash flow hedges	(3)	—		(6)	25

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures, and options contracts. Net derivative gains (losses) of $621 million and $(1,684) million for the third quarter and first nine months of 2008, respectively, and $1,200 million and $(1,061) million for the third quarter and first nine months of 2007, respectively, from economic hedges related to our mortgage servicing activities are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net asset of $685 million at September 30, 2008, $1,652 million at December 31, 2007, and $596 million at September 30, 2007. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as new prime residential MHFS carried at fair value under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159), is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments issued prior to January 1, 2008, we recorded a zero fair value for the derivative loan commitment at inception consistent with SAB 105. Effective January 1, 2008, we were required by SAB 109 to include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. The implementation of SAB 109 did not have a material impact on our results or the valuation of our loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet was a net liability of $114 million at September 30, 2008, a net asset of $6 million at December 31, 2007, and a net liability of $26 million at September 30, 2007, and is included in the caption “Interest rate contracts” under Customer Accommodation, Trading and Other Free-Standing Derivatives in the following table.
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
Counterparty Credit Risk
By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amount reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. Counterparty credit risk related to derivatives is considered and, if material, provided for separately.

In connection with the bankruptcy filing by Lehman Brothers in September 2008, we recognized a $106 million charge in noninterest income related to unsecured counterparty exposure on our derivative contracts with Lehman Brothers. The bankruptcy filing triggered an early termination of the derivative contracts that after consideration of the master netting arrangement and posted cash collateral, resulted in a net amount due to us of $106 million. We assessed the collectability of this receivable and determined it was not realizable. We took appropriate actions to replace, as necessary, the terminated derivative contracts in order to maintain our various risk management strategies that previously involved the Lehman Brothers derivative contracts.
Derivative Financial Instruments – Summary Information
The gross positive fair value and net fair value for derivatives at September 30, 2008, and December 31, 2007, were:

	September 30, 2008		December 31, 2007
	Gross		Gross
	positive	Net fair	positive	Net fair
(in millions)	fair value(2)	value	fair value(2)	value

ASSET/LIABILITY MANAGEMENT HEDGES
Qualifying hedge contracts accounted for under FAS 133
Interest rate contracts	$1,311	$747	$1,419	$1,147
Equity contracts	—	—	—	(3)
Foreign exchange contracts	862	629	1,399	1,376
Free-standing derivatives (economic hedges)
Interest rate contracts (1)	4,007	622	2,183	1,455
Equity contracts	1	1	—	—
Foreign exchange contracts	150	150	202	202
CUSTOMER ACCOMMODATION, TRADING AND OTHER FREE-STANDING DERIVATIVES
Interest rate contracts	5,192	673	3,893	444
Commodity contracts	1,399	127	731	116
Equity contracts	771	63	571	86
Foreign exchange contracts	1,062	58	726	72
Credit contracts	117	67	75	51

(1)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.
(2)	Gross positive fair value represents those derivatives in a gain position prior to the consideration of derivatives in a loss position under master netting agreements, and related cash collateral. Including these effects, our net derivative assets (or amount of credit risk) at September 30,2008, totaled $5.7 billion. Cash collateral netted under the master netting arrangements totaled $2.5 billion.

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
Under FAS 159, we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations, for which an active secondary market and readily available market prices generally exist to reliably support fair value pricing models used for these loans. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) will reduce certain timing differences and better match changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.
Under FAS 159, we were also required to adopt FAS 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. The disclosures required under FAS 159 and FAS 157 are included in this Note.
Fair Value Hierarchy
Under FAS 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3

Balance at September 30, 2007
Trading assets	$7,298	$1,403	$5,385	$510
Securities available for sale	57,440	32,734	20,969	3,737	(2)
Mortgages held for sale	26,714	—	26,636	78
Mortgage servicing rights (residential)	18,223	—	—	18,223
Other assets (1)	1,060	791	249	20

Total	$110,735	$34,928	$53,239	$22,568

Other liabilities (1)	$(3,079)	$(1,936)	$(822)	$(321)

Balance at September 30, 2008
Trading assets	$9,097	$1,492	$7,150	$455
Securities available for sale	86,882	46,545	30,385	9,952	(2)
Mortgages held for sale	17,290	—	12,135	5,155
Mortgage servicing rights (residential)	19,184	—	—	19,184
Other assets (1)	2,259	1,940	294	25

Total	$134,712	$49,977	$49,964	$34,771

Other liabilities (1)	$(10,767)	$(7,455)	$(2,762)	$(550)

(1)	Derivatives are included in this category.
(2)	Non-rated asset-backed securities collateralized by auto leases and cash reserves represent most of this balance.
We continue to invest in asset-backed securities collateralized by auto leases and cash reserves that provide attractive yields and are structured equivalent to investment-grade securities. Based on our experience with underwriting auto leases and the significant overcollateralization of our interests, which results in retention by the counterparty of a significant amount of the primary risks of the investments (credit risk and residual value risk of the autos), we consider these assets to be of high credit quality. The securities are relatively short duration, therefore not as sensitive to market interest rate movements.
At September 30, 2008, trading assets included securities of $1,091 million and $1,058 million in Level 1 and Level 2, respectively, and securities available for sale included $45,075 million, $29,824 million and $1,726 million in Level 1, Level 2 and Level 3, respectively, for which the fair value measurement is obtained from independent brokers or pricing services.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Trading					Mortgage		Net		Other
	assets		Securities	Mortgages		servicing		derivative		liabilities
	(excluding		available	held for		rights		assets and		(excluding
(in millions)	derivatives)		for sale	sale		(residential)		liabilities		derivatives)

Quarter ended September 30, 2007
Balance, beginning of quarter	$466		$2,014	$—		$18,733		$(79)		$(277)
Total net gains (losses) for the quarter included in:
Net income	(52)		—	(1)		(1,357)		124		(19)
Other comprehensive income	—		(8)	—		—		—		—
Purchases, sales, issuances and settlements, net	96		1,731	16		847		(71)		21
Transfer into Level 3	—		—	63	(3)	—		—		—

Balance, end of quarter	$510		$3,737	$78		$18,223		$(26)		$(275)

Net unrealized losses included in net income for the quarter relating to assets and liabilities held at September 30, 2007 (1)	$(37	)(2)	$—	$(1	)(4)	$(603	)(4)(5)	$(17	)(4)	$(20	)(4)

Quarter ended September 30, 2008
Balance, beginning of quarter	$547		$8,604	$5,276		$19,333		$(47)		$(357)
Total net gains (losses) for the quarter included in:
Net income	(90)		(181)	14		(1,057)		(41)		(83)
Other comprehensive income	—		(19)	—		—		1		—
Purchases, sales, issuances and settlements, net	(4)		1,092	(76)		908		(24)		28
Transfers into (out of) Level 3	—		456 (3)	(59)		—		—		—

Balance, end of quarter	$453		$9,952	$5,155		$19,184		$(111)		$(412)

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at September 30, 2008 (1)	$(72	)(2)	$(26)	$12	(4)	$(546	)(4)(5)	$(105	)(4)	$(82	)(4)

Nine months ended September 30, 2007
Balance, beginning of period	$360		$3,447	$—		$17,591		$(68)		$(282)
Total net losses for the period included in:
Net income	(31)		—	(1)		(951)		(259)		(47)
Other comprehensive income	—		(8)	—		—		—		—
Purchases, sales, issuances and settlements, net	181		298	16		1,583		297		54
Transfers into Level 3	—		—	63	(3)	—		4		—

Balance, end of period	$510		$3,737	$78		$18,223		$(26)		$(275)

Net unrealized gains (losses) included in net income for the period relating to assets and liabilities held at September 30, 2007 (1)	$15	(2)	$—	$(1	)(4)	$1,341	(4)(5)	$(22	)(4)	$(48	)(4)

Nine months ended September 30, 2008
Balance, beginning of period	$418		$5,381	$146		$16,763		$6		$(280)
Total net gains (losses) for the period included in:
Net income	23		(258)	(34)		(143)		(531)		(184)
Other comprehensive income	—		(359)	—		—		1		—
Purchases, sales, issuances and settlements, net	12		2,999	714		2,564		413		52
Transfers into Level 3	—		2,189 (3)	4,329	(3)	—		—		—

Balance, end of period	$453		$9,952	$5,155		$19,184		$(111)		$(412)

Net unrealized gains (losses) included in net income for the period relating to assets and liabilities held at September 30, 2008 (1)	$93	(2)	$(94)	$(33	)(4)	$1,796	(4)(5)	$(113	)(4)	$(184	)(4)

(1)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(2)	Included in other noninterest income.
(3)	Represents transfers from Level 2 of residential mortgages held for sale and debt securities (including collateralized debt obligations) for which significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity. Related gains and losses for the period are included in above table.
(4)	Included in mortgage banking noninterest income.
(5)	Represents total unrealized losses of $546 million and $638 million, net of losses of nil and $35 million related to sales, for third quarter 2008 and 2007, respectively, and total unrealized gains of $1,788 million and $1,364 million, net of gains (losses) of $(8) million and $23 million related to sales, for the nine months ended September 30, 2008 and 2007, respectively. These unrealized gains/losses relating to MSRs are substantially offset by losses/gains on derivatives economically hedging the risk in fair value changes of residential MSRs, as discussed further in Note 8 in this Report.

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

					Total losses
	Carrying value at quarter end				for nine
(in millions)	Total	Level 1	Level 2	Level 3	months ended

September 30, 2007
Mortgages held for sale	$2,984	$—	$2,984	$—	$(131)
Loans held for sale	668	—	668	—	(20)
Loans (1)	602	—	583	19	(2,134)
Private equity investments	37	—	—	37	(31)
Foreclosed assets (2)	362	—	362	—	(142)
Operating lease assets	46	—	46	—	(2)

`					$(2,460)

September 30, 2008
Mortgages held for sale	$1,393	$—	$1,220	$173	$(153)
Loans held for sale	400	—	400	—	(25)
Loans (1)	1,118	—	1,054	64	(4,167)
Private equity investments	25	19	—	6	(29)
Foreclosed assets (2)	298	—	241	57	(136)
Operating lease assets	69	—	69	—	(6)

					$(4,516)

(1)	Represents carrying value and related write-downs of loans for which adjustments are predominantly based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	September 30, 2008				September 30, 2007
			Fair value				Fair value
	Fair value	Aggregate	carrying amount		Fair value	Aggregate	carrying amount
	carrying	unpaid	less aggregate		carrying	unpaid	less aggregate
(in millions)	amount	principal	unpaid principal		amount	principal	unpaid principal

Mortgages held for sale reported at fair value:
Total loans	$17,290	$17,305	$(15	)(1)	$26,714	$26,403	$311	(1)
Nonaccrual loans	104	216	(112)		21	29	(8)
Loans 90 days or more past due and still accruing	41	48	(7)		11	11	—

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended September 30				,	Nine months ended September 30				,
	2008		2007			2008		2007
	Mortgages	Other	Mortgages	Other		Mortgages	Other	Mortgages	Other
	held	interests	held	interests		held	interests	held	interests
(in millions)	for sale	held	for sale	held		for sale	held	for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$595	$—	$355	$—		$1,444	$—	$477	$—
Other noninterest income	—	(88)	—	(52)		—	27	—	(32)

(1)	Includes changes in fair value of servicing associated with MHFS.
Interest income on mortgages held for sale measured at fair value is calculated based on the note rate of the loan and is recorded in interest income.

14.	PREFERRED STOCK
We are authorized to issue 20 million shares of preferred stock and 4 million shares of preference stock, both without par value. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no general voting rights. We have not issued any preference shares under this authorization.

	Shares issued and outstanding						Carrying amount (in millions)						Adjustable
	Sept. 30	,	Dec. 31	,	Sept. 30	,	Sept. 30	,	Dec. 31	,	Sept. 30	,	dividends rate
	2008		2007		2007		2008		2007		2007		Minimum	Maximum

ESOP Preferred Stock (1):
2008	198,708		—		—		$198		$—		$—		10.50%	11.50%
2007	122,659		135,124		181,016		122		135		181		10.75	11.75
2006	92,749		95,866		104,966		93		96		105		10.75	11.75
2005	70,834		73,434		81,134		71		73		81		9.75	10.75
2004	53,750		55,610		62,960		54		56		63		8.50	9.50
2003	35,718		37,043		43,143		36		37		43		8.50	9.50
2002	24,889		25,779		31,679		25		26		32		10.50	11.50
2001	16,073		16,593		21,593		16		17		21		10.50	11.50
2000	8,844		9,094		13,744		9		9		14		11.50	12.50
1999	1,220		1,261		3,961		1		1		4		10.30	11.30
1998	—		—		539		—		—		1		10.75	11.75

Total ESOP Preferred Stock	625,444		449,804		544,735		$625		$450		$545

Unearned ESOP shares (2)							$(667)		$(482)		$(583)

(1)	Liquidation preference $1,000. At September 30, 2008, December 31, 2007, and September 30, 2007, additional paid-in capital included $42 million, $32 million and $38 million, respectively, related to preferred stock.
(2)	In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.
The Emergency Economic Stabilization Act of 2008 authorizes the United States Treasury Department (Treasury Department) to use appropriated funds to restore liquidity and stability to the U.S. financial system. As part of this authority, on October 28, 2008, at the request of the Treasury Department and pursuant to a Letter Agreement and related Securities Purchase Agreement dated October 26, 2008, we issued 25,000 shares of Wells Fargo’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation amount per share equal to $1,000,000, for a total price of $25 billion. The shares of these preferred securities may be evidenced by depositary shares, with each depositary share representing 1/1,000 interest in one share of preferred stock. The preferred securities pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. We may not redeem the preferred securities during the first three years except with the proceeds from a “qualifying equity offering.” After three years, we may, at our option, redeem the preferred securities at par value plus accrued and unpaid dividends. The preferred securities are generally non-voting. The preferred securities will be accounted for as a component of Tier 1 capital.

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
Under FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans –an amendment of FASB Statements No. 87, 88, 106, and 132(R), we are required to change our measurement date for our pension and postretirement plan assets and benefit obligations from November 30 to December 31 beginning in 2008. To reflect this change, we recorded an $8 million (after tax) adjustment to the 2008 beginning balance of retained earnings.
The net periodic benefit cost was:

	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits
Quarter ended September 30,	2008			2007
Service cost	$73	$4	$3	$71	$4	$4
Interest cost	69	5	10	60	4	10
Expected return on plan assets	(119)	—	(10)	(112)	—	(9)
Amortization of net actuarial loss (1)	—	3	—	8	4	1
Amortization of prior service cost	—	(1)	(1)	—	(1)	(1)

Net periodic benefit cost	$23	$11	$2	$27	$11	$5

Nine months ended September 30,
Service cost	$219	$11	$10	$211	$12	$12
Interest cost	207	16	30	182	12	30
Expected return on plan assets	(358)	—	(30)	(337)	—	(27)
Amortization of net actuarial loss (1)	—	10	—	24	10	4
Amortization of prior service cost	—	(4)	(3)	—	(2)	(3)

Net periodic benefit cost	$68	$33	$7	$80	$32	$16

(1)	Net actuarial loss is generally amortized over five years.

16.	EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

		Quarter			Nine months
	ended September 30		,	ended September 30		,
(in millions, except per share amounts)	2008	2007		2008	2007

Net income (numerator)	$1,637	$2,173		$5,389	$6,696

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	3,316.4	3,339.6		3,309.6	3,355.5

Per share	$0.49	$0.65		$1.63	$1.99

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	3,316.4	3,339.6		3,309.6	3,355.5
Add: Stock options	14.5	34.3		13.7	37.3
Restricted share rights	0.1	0.1		0.1	0.1

Diluted average common shares outstanding (denominator)	3,331.0	3,374.0		3,323.4	3,392.9

Per share	$0.49	$0.64		$1.62	$1.97

At September 30, 2008 and 2007, options to purchase 173.7 million and 8.9 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive.

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
The Consolidated Company total of average assets includes unallocated goodwill balances held at the enterprise level.

(income/expense in millions,		Community		Wholesale		Wells Fargo		Consolidated
average balances in billions)		Banking		Banking		Financial		Company
Quarter ended September 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income (1)	$4,205	$3,303	$1,054	$918	$1,122	$1,059	$6,381	$5,280
Provision for credit losses	1,431	446	294	19	770	427	2,495	892
Noninterest income	2,998	3,020	728	1,239	272	314	3,998	4,573
Noninterest expense	3,447	3,713	1,393	1,230	677	728	5,517	5,671

Income (loss) before income tax expense (benefit)	2,325	2,164	95	908	(53)	218	2,367	3,290
Income tax expense (benefit)	738	717	12	317	(20)	83	730	1,117

Net income (loss)	$1,587	$1,447	$83	$591	$(33)	$135	$1,637	$2,173

Average loans	$220.5	$197.4	$116.2	$87.5	$67.5	$65.8	$404.2	$350.7
Average assets (2)	380.4	348.1	156.6	115.9	71.4	71.7	614.2	541.5
Average core deposits	254.9	243.0	65.2	63.1	—	—	320.1	306.1
Nine months ended September 30,
Net interest income (1)	$11,977	$9,678	$3,106	$2,661	$3,336	$3,147	$18,419	$15,486
Provision for credit losses	4,739	1,105	700	33	2,096	1,189	7,535	2,327
Noninterest income	9,632	8,731	3,458	4,007	892	961	13,982	13,699
Noninterest expense	10,520	10,873	4,228	3,783	2,091	2,268	16,839	16,924

Income before income tax expense	6,350	6,431	1,636	2,852	41	651	8,027	9,934
Income tax expense	2,102	1,983	521	1,007	15	248	2,638	3,238

Net income	$4,248	$4,448	$1,115	$1,845	$26	$403	$5,389	$6,696

Average loans	$217.1	$188.2	$108.2	$82.4	$68.0	$64.2	$393.3	$334.8
Average assets (2)	367.7	324.9	148.4	108.3	72.8	70.0	594.7	509.0
Average core deposits	251.9	241.1	66.7	58.0	—	—	318.6	299.1

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment. In general, Community Banking has excess liabilities and receives interest credits for the funding it provides to other segments.
(2)	The Consolidated Company balance includes unallocated goodwill held at the enterprise level of $5.8 billion for all periods presented.

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
Condensed Consolidating Statement of Income

	Quarter ended September 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$501	$—	$—	$(501)	$—
Nonbank	—	—	—	—	—
Interest income from loans	—	1,312	5,590	(14)	6,888
Interest income from subsidiaries	716	—	—	(716)	—
Other interest income	69	26	1,823	(32)	1,886

Total interest income	1,286	1,338	7,413	(1,263)	8,774

Deposits	—	—	1,128	(109)	1,019
Short-term borrowings	141	58	542	(249)	492
Long-term debt	686	443	157	(404)	882

Total interest expense	827	501	1,827	(762)	2,393

NET INTEREST INCOME	459	837	5,586	(501)	6,381
Provision for credit losses	—	648	1,847	—	2,495

Net interest income after provision for credit losses	459	189	3,739	(501)	3,886

NONINTEREST INCOME
Fee income – nonaffiliates	—	109	2,621	—	2,730
Other	(42)	39	1,699	(428)	1,268

Total noninterest income	(42)	148	4,320	(428)	3,998

NONINTEREST EXPENSE
Salaries and benefits	(82)	151	3,050	—	3,119
Other	46	286	2,494	(428)	2,398

Total noninterest expense	(36)	437	5,544	(428)	5,517

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	453	(100)	2,515	(501)	2,367
Income tax expense (benefit)	(49)	(31)	810	—	730
Equity in undistributed income of subsidiaries	1,135	—	—	(1,135)	—

NET INCOME (LOSS)	$1,637	$(69)	$1,705	$(1,636)	$1,637

Condensed Consolidating Statement of Income

	Quarter ended September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$418	$—	$—	$(418)	$—
Nonbank	18	—	—	(18)	—
Interest income from loans	—	1,431	6,058	(12)	7,477
Interest income from subsidiaries	1,002	—	—	(1,002)	—
Other interest income	38	29	1,681	(2)	1,746

Total interest income	1,476	1,460	7,739	(1,452)	9,223

Deposits	—	—	2,397	(179)	2,218
Short-term borrowings	152	120	531	(339)	464
Long-term debt	1,007	491	261	(498)	1,261

Total interest expense	1,159	611	3,189	(1,016)	3,943

NET INTEREST INCOME	317	849	4,550	(436)	5,280
Provision for credit losses	—	250	642	—	892

Net interest income after provision for credit losses	317	599	3,908	(436)	4,388

NONINTEREST INCOME
Fee income – nonaffiliates	—	105	2,636	—	2,741
Other	(7)	31	2,917	(1,109)	1,832

Total noninterest income	(7)	136	5,553	(1,109)	4,573

NONINTEREST EXPENSE
Salaries and benefits	(9)	293	2,969	—	3,253
Other	189	263	3,075	(1,109)	2,418

Total noninterest expense	180	556	6,044	(1,109)	5,671

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	130	179	3,417	(436)	3,290
Income tax expense (benefit)	(158)	55	1,220	—	1,117
Equity in undistributed income of subsidiaries	1,885	—	—	(1,885)	—

NET INCOME	$2,173	$124	$2,197	$(2,321)	$2,173

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$1,656	$—	$—	$(1,656)	$—
Nonbank	11	—	—	(11)	—
Interest income from loans	2	4,058	16,894	(48)	20,906
Interest income from subsidiaries	2,286	—	—	(2,286)	—
Other interest income	163	81	5,141	(121)	5,264

Total interest income	4,118	4,139	22,035	(4,122)	26,170

Deposits	—	—	4,055	(379)	3,676
Short-term borrowings	397	197	1,475	(795)	1,274
Long-term debt	2,201	1,402	479	(1,281)	2,801

Total interest expense	2,598	1,599	6,009	(2,455)	7,751

NET INTEREST INCOME	1,520	2,540	16,026	(1,667)	18,419
Provision for credit losses	—	1,628	5,907	—	7,535

Net interest income after provision for credit losses	1,520	912	10,119	(1,667)	10,884

NONINTEREST INCOME
Fee income – nonaffiliates	—	329	7,630	—	7,959
Other	325	139	6,903	(1,344)	6,023

Total noninterest income	325	468	14,533	(1,344)	13,982

NONINTEREST EXPENSE
Salaries and benefits	(167)	635	9,295	—	9,763
Other	(14)	839	7,595	(1,344)	7,076

Total noninterest expense	(181)	1,474	16,890	(1,344)	16,839

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	2,026	(94)	7,762	(1,667)	8,027
Income tax expense (benefit)	47	(19)	2,610	—	2,638
Equity in undistributed income of subsidiaries	3,410	—	—	(3,410)	—

NET INCOME (LOSS)	$5,389	$(75)	$5,152	$(5,077)	$5,389

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$3,684	$—	$—	$(3,684)	$—
Nonbank	22	—	—	(22)	—
Interest income from loans	—	4,226	17,149	(34)	21,341
Interest income from subsidiaries	2,723	—	—	(2,723)	—
Other interest income	105	81	4,413	(5)	4,594

Total interest income	6,534	4,307	21,562	(6,468)	25,935

Deposits	—	—	6,488	(472)	6,016
Short-term borrowings	291	346	1,183	(955)	865
Long-term debt	2,826	1,405	672	(1,335)	3,568

Total interest expense	3,117	1,751	8,343	(2,762)	10,449

NET INTEREST INCOME	3,417	2,556	13,219	(3,706)	15,486
Provision for credit losses	—	448	1,879	—	2,327

Net interest income after provision for credit losses	3,417	2,108	11,340	(3,706)	13,159

NONINTEREST INCOME
Fee income – nonaffiliates	—	276	7,596	—	7,872
Other	120	108	6,732	(1,133)	5,827

Total noninterest income	120	384	14,328	(1,133)	13,699

NONINTEREST EXPENSE
Salaries and benefits	49	918	8,948	—	9,915
Other	247	828	7,067	(1,133)	7,009

Total noninterest expense	296	1,746	16,015	(1,133)	16,924

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	3,241	746	9,653	(3,706)	9,934
Income tax expense (benefit)	(201)	267	3,172	—	3,238
Equity in undistributed income of subsidiaries	3,254	—	—	(3,254)	—

NET INCOME	$6,696	$479	$6,481	$(6,960)	$6,696

Condensed Consolidating Balance Sheet

	September 30, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$19,658	$245	$—	$(19,903)	$—
Nonaffiliates	—	168	20,786	—	20,954
Securities available for sale	2,290	2,064	82,535	(7)	86,882
Mortgages and loans held for sale	—	—	19,374	—	19,374
Loans	19	48,229	371,076	(8,275)	411,049
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	52,947	—	—	(52,947)	—
Allowance for loan losses	—	(1,539)	(6,326)	—	(7,865)

Net loans	64,366	46,690	364,750	(72,622)	403,184

Investments in subsidiaries:
Bank	50,870	—	—	(50,870)	—
Nonbank	5,066	—	—	(5,066)	—
Other assets	11,017	1,504	84,582	(5,136)	91,967

Total assets	$153,267	$50,671	$572,027	$(153,604)	$622,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$366,884	$(13,310)	$353,574
Short-term borrowings	11,942	12,691	98,359	(37,805)	85,187
Accrued expenses and other liabilities	5,789	1,279	26,471	(4,246)	29,293
Long-term debt	78,720	34,133	27,108	(32,611)	107,350
Indebtedness to subsidiaries	9,859	—	—	(9,859)	—

Total liabilities	106,310	48,103	518,822	(97,831)	575,404
Stockholders’ equity	46,957	2,568	53,205	(55,773)	46,957

Total liabilities and stockholders’ equity	$153,267	$50,671	$572,027	$(153,604)	$622,361

Condensed Consolidating Balance Sheet

	September 30, 2007
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$8,358	$194	$—	$(8,552)	$—
Nonaffiliates	—	284	16,462	—	16,746
Securities available for sale	2,531	2,076	52,839	(6)	57,440
Mortgages and loans held for sale	—	—	30,710	—	30,710
Loans	—	50,405	320,896	(8,379)	362,922
Loans to subsidiaries:
Bank	11,400	—	—	(11,400)	—
Nonbank	51,253	—	—	(51,253)	—
Allowance for loan losses	—	(846)	(2,983)	—	(3,829)

Net loans	62,653	49,559	317,913	(71,032)	359,093

Investments in subsidiaries:
Bank	47,165	—	—	(47,165)	—
Nonbank	5,775	—	—	(5,775)	—
Other assets	7,201	1,724	79,149	(3,336)	84,738

Total assets	$133,683	$53,837	$497,073	$(135,866)	$548,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$—	$—	$343,508	$(8,552)	$334,956
Short-term borrowings	33	8,660	58,185	(25,149)	41,729
Accrued expenses and other liabilities	5,300	1,470	25,472	(3,358)	28,884
Long-term debt	72,025	40,424	20,406	(37,263)	95,592
Indebtedness to subsidiaries	8,759	—	—	(8,759)	—

Total liabilities	86,117	50,554	447,571	(83,081)	501,161
Stockholders’ equity	47,566	3,283	49,502	(52,785)	47,566

Total liabilities and stockholders’ equity	$133,683	$53,837	$497,073	$(135,866)	$548,727

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided by operating activities	$160	$1,419	$10,572	$12,151

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	2,511	710	36,477	39,698
Prepayments and maturities	—	247	15,632	15,879
Purchases	(2,770)	(1,013)	(70,598)	(74,381)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,177)	(30,829)	(32,006)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	1,843	1,843
Purchases (including participations) of loans by banking subsidiaries	—	—	(4,329)	(4,329)
Principal collected on nonbank entities’ loans	—	11,614	3,848	15,462
Loans originated by nonbank entities	—	(11,085)	(2,795)	(13,880)
Net repayments from (advances to) subsidiaries	(5,146)	—	5,146	—
Capital notes and term loans made to subsidiaries	(708)	—	708	—
Principal collected on notes/loans made to subsidiaries	6,179	—	(6,179)	—
Net decrease (increase) in investment in subsidiaries	(450)	—	450	—
Net cash paid for acquisitions	(427)	—	(163)	(590)
Other, net	430	11	(5,697)	(5,256)

Net cash used by investing activities	(381)	(693)	(56,486)	(57,560)

Cash flows from financing activities:
Net change in:
Deposits	—	—	7,370	7,370
Short-term borrowings	8,006	5,360	18,432	31,798
Long-term debt:
Proceeds from issuance	13,529	1,113	8,109	22,751
Repayment	(13,678)	(7,269)	5,508	(15,439)
Common stock:
Proceeds from issuance	1,269	—	—	1,269
Repurchased	(1,162)	—	—	(1,162)
Cash dividends paid	(3,178)	—	—	(3,178)
Excess tax benefits related to stock option payments	104	—	—	104

Net cash provided (used) by financing activities	4,890	(796)	39,419	43,513

Net change in cash and due from banks	4,669	(70)	(6,495)	(1,896)
Cash and due from banks at beginning of period	14,989	483	(715)	14,757

Cash and due from banks at end of period	$19,658	$413	$(7,210)	$12,861

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2007
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$2,970	$1,133	$(3,251)	$852

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	1,836	400	35,061	37,297
Prepayments and maturities	—	266	6,602	6,868
Purchases	(2,800)	(998)	(50,394)	(54,192)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	—	(1,849)	(32,171)	(34,020)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	—	—	2,611	2,611
Purchases (including participations) of loans by banking subsidiaries	—	—	(7,543)	(7,543)
Principal collected on nonbank entities’ loans	—	14,512	1,949	16,461
Loans originated by nonbank entities	—	(15,960)	(3,230)	(19,190)
Net repayments from (advances to) subsidiaries	(9,143)	—	9,143	—
Capital notes and term loans made to subsidiaries	(8,608)	—	8,608	—
Principal collected on notes/loans made to subsidiaries	6,512	—	(6,512)	—
Net decrease (increase) in investment in subsidiaries	(1,138)	—	1,138	—
Net cash paid for acquisitions	—	—	(2,862)	(2,862)
Other, net	—	(706)	(1,279)	(1,985)

Net cash used by investing activities	(13,341)	(4,335)	(38,879)	(56,555)

Cash flows from financing activities:
Net change in:
Deposits	—	—	22,954	22,954
Short-term borrowings	2,924	2,112	23,724	28,760
Long-term debt:
Proceeds from issuance	18,254	9,435	(5,120)	22,569
Repayment	(10,688)	(8,347)	4,189	(14,846)
Common stock:
Proceeds from issuance	1,531	—	—	1,531
Repurchased	(4,765)	—	—	(4,765)
Cash dividends paid	(2,919)	—	—	(2,919)
Excess tax benefits related to stock option payments	185	—	—	185
Other, net	(2)	10	(602)	(594)

Net cash provided by financing activities	4,520	3,210	45,145	52,875

Net change in cash and due from banks	(5,851)	8	3,015	(2,828)
Cash and due from banks at beginning of period	14,209	470	349	15,028

Cash and due from banks at end of period	$8,358	$478	$3,364	$12,200

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB) and the Office of the Comptroller of the Currency, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At September 30, 2008, the amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 and Tier 2 capital in accordance with FRB risk-based capital guidelines was approximately $11.2 billion and $20 million, respectively. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of September 30, 2008:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$60.5	11.51%	≥	$42.1	≥	8.00%
Wells Fargo Bank, N.A.	47.9	11.11	≥	34.5	≥	8.00		≥	$43.1	≥	10.00%
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$45.2	8.59%	≥	$21.0	≥	4.00%
Wells Fargo Bank, N.A.	33.5	7.77	≥	17.2	≥	4.00		≥	$25.9	≥	6.00%
Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	$45.2	7.54%	≥	$24.0	≥	4.00	%(1)
Wells Fargo Bank, N.A.	33.5	6.77	≥	19.8	≥	4.00	(1)	≥	$24.7	≥	5.00%

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
As an approved seller/servicer, Wells Fargo Bank, N.A., through its mortgage banking division, is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At September 30, 2008, Wells Fargo Bank, N.A. met these requirements.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended September 30, 2008.

				Maximum number of
	Total number			shares that may yet
Calendar	of shares		Weighted-average	be repurchased under
month	repurchased	(1)	price paid per share	the authorizations
July	6,438,328		$28.09	17,931,365
August	4,862,084		30.74	13,069,281
September	8,885,308		35.12	29,183,973

Total	20,185,720

(1)	All shares were repurchased under two authorizations covering up to 75 million and 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 7, 2007, and September 23, 2008, respectively. Unless modified or revoked by the Board, these authorizations do not expire.
As discussed under “Capital Management” in this Report, prior to October 28, 2011, unless we have redeemed the preferred securities issued to the Treasury Department or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to increase our common stock dividend.

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

Dated: October 30, 2008	WELLS FARGO & COMPANY

	By:	/s/ RICHARD D. LEVY

Richard D. Levy Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of October 3, 2008, by and between Wells Fargo & Company and Wachovia Corporation.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 9, 2008.

2.2	Share Exchange Agreement, dated as of October 3, 2008, by and between Wells Fargo & Company and Wachovia Corporation.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed October 9, 2008.

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(h)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed September 29, 2008.

4(a)	See Exhibits 3(a) through 3(h).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Filed herewith.

12	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Quarter ended			Nine months ended
	September 30		,	September 30		,
	2008	2007		2008	2007

Including interest on deposits	1.97	1.82		2.01	1.94
Excluding interest on deposits	2.65	2.85		2.89	3.16

Exhibit
Number	Description	Location

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.