Form 10-K
period 2008-12-31
WELLS FARGO & CO/MN
filed 2009-02-27
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008                     Commission File Number 001-2979
WELLS FARGO & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	No. 41-0449260
(State of incorporation)	(I.R.S. Employer Identification No.)
420 Montgomery Street, San Francisco, California 94163
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: 1-866-878-5865
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $1-2/3	New York Stock Exchange (“NYSE”)
Depositary Shares, each representing a 1/40th interest in a shares of 8.00% Non- Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
7.5% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L	NYSE
See list of additional securities listed on the NYSE and the NYSE Alternext U.S. on the page directly following this cover page.
Securities registered pursuant to Section 12(g) of the Act:
Dividend Equalization Preferred Shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes   Ö     No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes          No   Ö
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.            Yes   Ö     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).
Yes          No   Ö
At June 30, 2008, the aggregate market value of common stock held by non-affiliates was approximately $77.5 billion, based on a closing price of $23.75. At January 31, 2009, 4,237,777,218 shares of common stock were outstanding.
Documents Incorporated by Reference in Form 10-K

Incorporated Documents	Where incorporated in Form 10-K

1. Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2008 (“2008 Annual Report to Stockholders”)	Part I – Items 1, 1A, 2 and 3; Part II – Items 5, 6, 7, 7A, 8 and 9A; and Part IV– Item 15.

2. Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2009 (“2009 Proxy Statement”)	Part III – Items 10, 11, 12, 13 and 14

Additional securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Basket Linked Notes due April 15, 2009	NYSE Alternext U.S.

Callable Notes Linked to the S&P 500® Index due August 25, 2009	NYSE Alternext U.S.

Notes Linked to the Dow Jones Industrial AverageSM due May 5, 2010	NYSE Alternext U.S.

Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009	NYSE Alternext U.S.

ASTROS (ASseT Return Obligation Securities) Linked to the Nikkei 225(R) Index Due March 2, 2010	NYSE Alternext U.S.

ASTROS (ASseT Return Obligation Securities) Linked to a Global Basket of Indices due February 2, 2010	NYSE Alternext U.S.

ASTROS (ASseT Return Obligation Securities) Linked to the Dow Jones Global Titans 50 Index due March 3, 2010	NYSE Alternext U.S.

ASTROS (ASseT Return Obligation Securities) Linked to the Global Equity Basket (Series 2005-2) due May 5, 2010	NYSE Alternext U.S.

Exchangeable Notes Linked to the Common Stock of Three Oil Industry Companies due December 15, 2010	NYSE Alternext U.S.

ASTROS (ASseT Return Obligation Securities) Linked to the Metals – China Basket due January 28, 2009	NYSE Alternext U.S.

Guarantee of 7.0% Capital Securities of Wells Fargo Capital IV	NYSE

Guarantee of 5.85% Trust Preferred Securities (TRUPS®) of Wells Fargo Capital VII	NYSE

Guarantee of 5.625% Trust Preferred Securities of Wells Fargo Capital VIII	NYSE

Guarantee of 5.625% Trust Originated Preferred Securities (TOPrSSM) of Wells Fargo Capital IX	NYSE

Guarantee of 6.25% Enhanced Trust Preferred Securities (Enhanced TruPS®) of Wells Fargo Capital XI	NYSE

Guarantee of 7.875% Enhanced Trust Preferred Securities (Enhanced TruPS®) of Wells Fargo Capital XII	NYSE

Guarantee of 7.70% Fixed-to-Floating Rate Normal Preferred Purchase Securities of Wells Fargo Capital XIII	NYSE

Remarketable 7.50% Junior Subordinated Notes due 2044	NYSE

Guarantee of 8.625% Enhanced Trust Preferred Securities (Enhanced TruPS®) of Wells Fargo Capital XIV	NYSE

Guarantee of 9.75% Fixed-to-Floating Rate Normal Preferred Purchase Securities of Wells Fargo Capital XV	NYSE

Remarketable 9.25% Junior Subordinated Notes due 2044	NYSE

Guarantee of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities of Wachovia Capital Trust III	NYSE

Guarantee of 6.375% Trust Preferred Securities of Wachovia Capital Trust IV	NYSE

Guarantee of 6.375% Trust Preferred Securities of Wachovia Capital Trust IX	NYSE

Guarantee of 7.85% Trust Preferred Securities of Wachovia Capital Trust X	NYSE

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
We are the product of the merger of Norwest Corporation and the former Wells Fargo & Company, completed on November 2, 1998. On completion of the merger, Norwest Corporation changed its name to Wells Fargo & Company. On December 31, 2008, we acquired Wachovia Corporation (Wachovia) in a transaction valued at $12.5 billion to Wachovia shareholders. Wachovia, based in Charlotte, North Carolina, was one of the nation’s largest diversified financial services companies, providing a broad range of retail banking and brokerage, asset and wealth management, and corporate and investment banking products and services to customers through 3,300 financial centers in 21 states from Connecticut to Florida and west to Texas and California, and nationwide retail brokerage, mortgage lending and auto finance businesses.
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
At December 31, 2008, we had assets of $1.3 trillion, loans of $865 billion, deposits of $781 billion and stockholders’ equity of $99 billion. Based on assets, we were the fourth largest bank holding company in the United States. At December 31, 2008, Wells Fargo Bank, N.A. was the Company’s principal subsidiary with assets of $539 billion, or 41% of the Company’s assets. As part of our acquisition with Wachovia, we also held the assets of Wachovia Bank, N.A., which totaled $635 billion at December 31, 2008.
At December 31, 2008, we had 158,900 active, full-time equivalent team members. With the acquisition of Wachovia, we now have more than 281,000 active team members.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free at www.wellsfargo.com (select “About Us,” then “Investor Relations – More,” then “SEC Filings”) as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). They are also available free on the SEC’s website at www.sec.gov.

DESCRIPTION OF BUSINESS
General
We are a diversified financial services company. We provide retail, commercial and corporate banking services through banking stores located in 39 states and the District of Columbia: Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin and Wyoming. We provide other financial services through subsidiaries engaged in various businesses, principally: wholesale banking, mortgage banking, consumer finance, equipment leasing, agricultural finance, commercial finance, securities brokerage and investment banking, insurance agency and brokerage services, computer and data processing services, trust services, investment advisory services, mortgage-backed securities servicing and venture capital investment.
We have three operating segments for management reporting purposes: Community Banking, Wholesale Banking and Wells Fargo Financial. The 2008 Annual Report to Stockholders includes financial information and descriptions of these operating segments.
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
REGULATION AND SUPERVISION
We describe below, and in Notes 3 (Cash, Loan and Dividend Restrictions) and 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2008 Annual Report to Stockholders, the material elements of the regulatory framework applicable to us. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business. The regulatory framework applicable to bank holding companies is intended to protect depositors, federal deposit insurance funds, consumers and the banking system as a whole, not investors in bank holding companies such as the Company.
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
Subsidiary Banks. Our subsidiary national banks are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (OCC) and secondarily by the Federal Deposit Insurance Corporation (FDIC) and the FRB. Our subsidiary federal savings banks are subject to primary regulation and examination by the Office of Thrift Supervision (OTS) and secondarily by the FDIC and the FRB. Our state-chartered banks are subject to primary federal regulation and examination by the FDIC and, in addition, are regulated and examined by their respective state banking departments.
Nonbank Subsidiaries. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, as well as the FRB. Our brokerage subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (FINRA) and, in some cases, the Municipal Securities Rulemaking Board, and state securities regulators. FINRA was formed in July 2007 through a consolidation of the National Association of Securities Dealers, Inc. (NASD) and the member regulation, enforcement and arbitration functions of the NYSE. FINRA is the largest non-governmental regulator for all securities firms doing business in the United States. FINRA is responsible for rule writing, firm examination, enforcement, arbitration and mediation functions previously overseen by the NASD. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states as well as foreign countries in which they conduct business.
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
FRB approval is not required for us to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. Prior FRB approval is required before we may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. Because we are a financial holding company, if any of our subsidiary banks receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, we will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that we could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the BHC Act. In addition, if the FRB finds that any of our subsidiary banks is not well capitalized or well managed, we would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, we could be prohibited from engaging in any new activity or acquiring companies engaged in activities that are not closely related to banking under the BHC Act without prior FRB approval. If we fail to correct any such condition within a prescribed period, the FRB could order us to divest our banking subsidiaries or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHC Act.
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
Dividend Restrictions
The Parent is a legal entity separate and distinct from its subsidiary banks and other subsidiaries. A significant source of funds to pay dividends on its common and preferred stock and principal and interest on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends the Parent’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. For information about the restrictions applicable to the Parent’s subsidiary banks, see Note 3 (Cash, Loan and Dividend Restrictions) to Financial Statements included in the 2008 Annual Report to Stockholders. Federal bank regulatory agencies have the authority to prohibit the Parent’s subsidiary banks from engaging in unsafe or unsound practices in conducting their businesses. The payment of dividends, depending on the financial condition of the bank in question, could be deemed an unsafe or unsound practice. The ability of the Parent’s subsidiary banks to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.
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
In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdiction. These guidelines provide for a minimum leverage ratio of 3% for banks that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are required to maintain a leverage ratio of 4%. Our Tier 1 and total risk-based capital ratios and leverage ratio as of December 31, 2008 are included in Note 26 (Regulatory and Agency Capital Requirements) to Financial Statements included in the 2008 Annual Report to Stockholders.
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
Deposit Insurance Assessments
Our bank subsidiaries, including Wells Fargo Bank, N.A. and Wachovia Bank, N.A., are members of the Deposit Insurance Fund (DIF) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of our banks up to prescribed limits for each depositor. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005. The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR). The current target DRR is 1.25%. However, the Act has eliminated the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.
To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category. The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures. For large institutions (assets of $10 billion or more), the FDIC generally determines risk by combining supervisory ratings with the institution’s long-term debt issuer ratings. Recent failures have resulted in a decline in the reserve ratio to below 1.15%. Under the Act the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15% within five years of the establishment of the plan. The FDIC adopted a final rule effective January 1, 2009, raising current rates uniformly by 7 cents per $100 of domestic deposits for the first quarter of 2009 only. Rates for first quarter 2009 will range from a minimum of 12 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings, to 50 cents for institutions posing the most risk to the DIF. Proposed rates beginning April 1, 2009, range from a minimum initial assessment rate of 10 cents per $100 of domestic deposits to a maximum of 45 cents per $100 of domestic deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 8 cents per $100 of domestic deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 cents for institutions posing the most risk to the DIF. The final rule is expected early in 2009.
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
All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.10 to 1.14 cents per $100 of assessable deposits in 2008. The FDIC established the FICO assessment rate effective for the first quarter of 2009 at approximately 1.14 cents annually per $100 of assessable deposits.
Additionally, under the FDIC’s Temporary Liquidity Guarantee Program, in 2009 participating depository institutions will pay a premium of 10 cents per $100 to fully insure domestic noninterest-bearing transaction accounts. This additional assessment is paid on account balances in excess of the insurance limits.
Federal Home Loan Bank Membership
We are a member of the Federal Home Loan Bank of Atlanta, the Federal Home Loan Bank of Dallas, the Federal Home Loan Bank of Des Moines, and the Federal Home Loan Bank of San Francisco (collectively, the FHLBs). Each member of each of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The Board of Directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.
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
Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act (the FACT Act) which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different Wells Fargo companies for the purpose of cross-selling Wells Fargo’s products and services. This may result in certain cross-sell programs being less effective than they have been in the past. Wells Fargo has complied with these regulations.
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
U.S. Treasury’s TARP Capital Purchase Program
On October 28, 2008, Wells Fargo issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. Prior to October 28, 2011, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above the current quarterly cash dividend of $0.34 per share or repurchase our common stock or outstanding preferred stock except in limited circumstances. Further, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to our common stock are prohibited until all accrued and unpaid dividends are paid on that preferred stock, subject to certain exceptions. In addition, until the U.S. Treasury ceases to own any of our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply with the U.S. Emergency Economic Stabilization Act of 2008 (EESA) and the rules and regulations thereunder. EESA requires the following provisions with respect to our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated officers (senior executive officers): limits on compensation to exclude incentives to take unnecessary and excessive risks; a clawback with respect to incentive compensation based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; and a prohibition on golden parachute payments. EESA also limits the deductibility of compensation earned by our senior executive officers to $500,000 per year.
The American Recovery and Reinvestment Act of 2009 (Stimulus Act), which was signed into law on February 17, 2009, imposes extensive new restrictions on participants in the TARP Capital Purchase Program. The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our senior executive officers and the next 20 most highly compensated employees except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the clawback required by EESA to the top 20 most highly compensated employees. The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the Stimulus Act. The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.
FDIC Temporary Liquidity Guarantee Program
Wells Fargo and certain of its subsidiary national banks, including Wells Fargo Bank, N.A. and Wachovia Bank, N.A., are participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which applies to U.S. depository institutions insured by the FDIC and U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. Under the TLGP, the FDIC guarantees certain of our senior unsecured debt, as well as certain noninterest-bearing deposits at our banks. Under the debt-guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the deposit account guarantee component of the TLGP, all noninterest-bearing transaction accounts maintained at our banks are insured in full by the FDIC until December 31, 2009, regardless of the existing deposit insurance limit of $250,000. In return for these guarantees, we will pay the FDIC a 10 basis point fee on any deposit amounts exceeding the existing deposit insurance limit and a fee that fluctuates based on the amount and maturity of the guaranteed debt.
Future Legislation
In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and from applicable regulatory authorities. These proposals may change banking statutes and regulation and our operating environment in substantial and unpredictable ways. If enacted, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of these proposals will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.
ADDITIONAL INFORMATION
Additional information in response to this Item 1 can be found in the 2008 Annual Report to Stockholders under “Financial Review” on pages 34-83 and under “Financial Statements” on pages 86-164. That information is incorporated into this report by reference.
ITEM 1A.      RISK FACTORS
Information in response to this Item 1A can be found in this report on pages 2-12 and in the 2008 Annual Report to Stockholders under “Financial Review – Risk Factors” on pages 76-83. That information is incorporated into this report by reference.
ITEM 1B.      UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.         PROPERTIES
We own our corporate headquarters building in San Francisco, California. We also own administrative facilities in Anchorage, Alaska; Chandler, Phoenix, and Tempe, Arizona; El Monte and San Francisco, California; Minneapolis and Shoreview, Minnesota; Billings, Montana; Omaha, Nebraska; Albuquerque, New Mexico; Portland, Oregon; Sioux Falls, South

Dakota; and Salt Lake City, Utah. In addition, we lease office space for various administrative departments in major locations in Arizona, California, Colorado, Minnesota, Nevada, Oregon, Texas and Utah.
As of December 31, 2008, we provided banking, insurance, investments, mortgage and consumer finance from 11,000 stores under various types of ownership and leasehold agreements. We own the Wells Fargo Home Mortgage (Home Mortgage) headquarters in West Des Moines, Iowa and operations/servicing centers in Springfield, Illinois; West Des Moines, Iowa; and Minneapolis, Minnesota. We lease administrative space for Home Mortgage in Tempe, Arizona; San Bernardino, California; Des Moines, Iowa; Frederick, Maryland; Minneapolis, Minnesota; St. Louis, Missouri; Fort Mill, South Carolina; and all mortgage production offices nationwide. We own the Wells Fargo Financial, Inc. (WFFI) headquarters and four administrative buildings in Des Moines, Iowa, and an operations center in Sioux Falls, South Dakota. We lease administrative space for WFFI in Tempe, Arizona; Lake Mary, Florida; Des Moines, Iowa; Kansas City, Kansas; Minneapolis, Minnesota; Mississauga, Ontario; Philadelphia, Pennsylvania; San Juan, Puerto Rico; Aberdeen, South Dakota; Vancouver, Washington; and all store locations.
We are also a joint venture partner in an office building in downtown Minneapolis, Minnesota.
As a result of the acquisition of Wachovia, effective December 31, 2008, we now own a multi-building office complex in Charlotte, North Carolina. Additional administrative offices we own as a result of the acquisition are located in Oakland, California; Boston, Massachusetts; Winston-Salem, North Carolina; St. Louis, Missouri; and New York, New York.
ADDITIONAL INFORMATION
Additional information in response to this Item 2 can be found in the 2008 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 7 (Premises, Equipment, Lease Commitments and Other Assets)” on page 110. That information is incorporated into this report by reference.
ITEM 3.          LEGAL PROCEEDINGS
Information in response to this Item 3 can be found in the 2008 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 15 (Guarantees and Legal Actions)” on pages 128-131. That information is incorporated into this report by reference.
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to the Company’s executive officers is included in Item 10 of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is listed on the New York Stock Exchange (symbol ‘WFC’). The Quarterly Financial Data table on page 165 of the 2008 Annual Report to Stockholders provides the quarterly prices of, and quarterly dividends paid on, the Company’s common stock for the two-year period ended December 31, 2008, and is incorporated herein by reference. Prices shown represent the daily high and low and the quarter-end sale prices of the Company’s common stock as reported on the New York Stock Exchange Composite Transaction Reporting System for the periods indicated. At January 31, 2009, there were 243,312 holders of record of the Company’s common stock.
DIVIDENDS
The dividend restrictions discussions on page 5 of this report and in the 2008 Annual Report to Stockholders under “Financial Statements – Notes to Financial Statements – Note 3 (Cash, Loan and Dividend Restrictions)” on page 103 are incorporated into this report by reference.
REPURCHASES OF COMMON STOCK
The following table shows Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2008.

				Maximum number of
	Total number			shares that may yet
	of shares		Weighted-average	be repurchased under
Calendar month	repurchased	(1)	price paid per share	the authorizations

October	3,937,091		$33.70	25,246,882

November	3,073,671		29.51	22,173,211

December	7,816,491		30.36	14,356,720

Total	14,827,253

(1)	All shares were repurchased under two authorizations covering up to 75 million and 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on November 7, 2007, and September 23, 2008, respectively. Unless modified or revoked by the Board, the authorizations do not expire.

ITEM 6.	SELECTED FINANCIAL DATA
Information in response to this Item 6 can be found in the 2008 Annual Report to Stockholders under “Financial Review” in Table 1 on page 37. That information is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information in response to this Item 7 can be found in the 2008 Annual Report to Stockholders under “Financial Review” on pages 34-83. That information is incorporated into this report by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this Item 7A can be found in the 2008 Annual Report to Stockholders under “Financial Review – Risk Management – Asset/Liability and Market Risk Management” on pages 68-72. That information is incorporated into this report by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information in response to this Item 8 can be found in the 2008 Annual Report to Stockholders under “Financial Statements” on pages 86-164 and under “Quarterly Financial Data” on page 165. That information is incorporated into this report by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Information in response to this Item 9A can be found in the 2008 Annual Report to Stockholders under “Controls and Procedures” on pages 84-85. That information is incorporated into this report by reference.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT

Howard I. Atkins (age 58)
Senior Executive Vice President and Chief Financial Officer since August 2005;
Executive Vice President and Chief Financial Officer from August 2001 to August 2005.
Mr. Atkins has served with the Company for 7 years.

Patricia R. Callahan (age 55)
Executive Vice President (Office of Transition) since January 2009;
Executive Vice President (Social Responsibility Group) from June 2008 to December 2008;
Executive Vice President (Compliance and Risk) from June 2005 to September 2007;
Executive Vice President (Human Resources) from November 1998 to June 2005.
Ms. Callahan has served with the Company or its predecessors for 31 years.

David M. Carroll (age 51)
Senior Executive Vice President (Wealth Management, Brokerage and Retirement Services) since January 2009;
Senior Executive Vice President of Wachovia Corporation from September 2001 to January 2009.
Mr. Carroll has served with the Company or its predecessors for 27 years.

David A. Hoyt (age 53)
Senior Executive Vice President (Wholesale Banking) since August 2005;
Group Executive Vice President (Wholesale Banking) from November 1998 to August 2005.
Mr. Hoyt has served with the Company or its predecessors for 27 years.

Richard M. Kovacevich (age 65)
Chairman since June 2007;
Chairman and Chief Executive Officer from August 2005 to June 2007;
Chairman, President and Chief Executive Officer from April 2001 to August 2005.
Mr. Kovacevich has served with the Company or its predecessors for 23 years.

Richard D. Levy (age 51)
Executive Vice President and Controller since February 2007;
Senior Vice President and Controller from September 2002 to February 2007.
Mr. Levy has served with the Company for 6 years.

Michael J. Loughlin (age 53)
Executive Vice President and Chief Credit and Risk Officer since April 2006;
Deputy Chief Credit Officer from January 2006 to April 2006;
Executive Vice President of Wells Fargo Bank, N.A. from May 2000 to April 2006.
Mr. Loughlin has served with the Company or its predecessors for 27 years.

Mark C. Oman (age 54)
Senior Executive Vice President (Home and Consumer Finance) since August 2005;
Group Executive Vice President (Home and Consumer Finance) from September 2002 to August 2005;
Chairman of Wells Fargo Home Mortgage, Inc. (formerly known as Norwest Mortgage, Inc.) from February 1997 until the merger with Wells Fargo Bank, N.A. in May 2004.
Mr. Oman has served with the Company or its predecessors for 29 years.

Kevin A. Rhein (age 55)
Executive Vice President (Card Services and Consumer Lending) since January 2009;
Executive Vice President of Wells Fargo Bank, N.A. since February 2004;
President and Chief Executive Officer of Wells Fargo Card Services, Inc. from August 1999 to February 2004.
Mr. Rhein has served with the Company or its predecessors for 30 years.

James M. Strother (age 57)
Executive Vice President and General Counsel since January 2004.
Mr. Strother has served with the Company or its predecessors for 22 years.

John G. Stumpf (age 55)
President and Chief Executive Officer since June 2007;
President and Chief Operating Officer from August 2005 to June 2007;
Group Executive Vice President (Community Banking) from July 2002 to August 2005.
Mr. Stumpf has served with the Company or its predecessors for 27 years.

Carrie L. Tolstedt (age 49)
Senior Executive Vice President (Community Banking) since June 2007;
Group Executive Vice President (Regional Banking) from July 2002 to June 2007.
Ms. Tolstedt has served with the Company or its predecessors for 19 years.

Julie M. White (age 54)
Executive Vice President (Human Resources) since June 2007;
Executive Vice President (Human Resources – Home and Consumer Finance) from March 1998 to June 2007.
Ms. White has served with the Company or its predecessors for 22 years.
There is no family relationship between any of the Company’s executive officers or directors. All executive officers serve at the pleasure of the Board of Directors.

AUDIT COMMITTEE INFORMATION
The Audit and Examination Committee is a standing audit committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Committee has eight members: John D. Baker II, Lloyd H. Dean, Enrique Hernandez, Jr., Robert L. Joss, Cynthia H. Milligan, Nicholas G. Moore, Philip J. Quigley and Susan G. Swenson. Each member is independent, as independence for audit committee members is defined by New York Stock Exchange rules. The Board of Directors has determined, in its business judgment, that each member of the Committee is financially literate, as required by New York Stock Exchange rules, and that each qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations.
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
ADDITIONAL INFORMATION
Additional information in response to this Item 10 can be found in the 2009 Proxy Statement under “Ownership of Our Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance” and “Item 1 – Election of Directors – Director Nominees for Election” and “–Other Matters Relating to Directors.” That information is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information in response to this Item 11 can be found in the 2009 Proxy Statement under “Item 1– Election of Directors – Compensation Committee Interlocks and Insider Participation” and “–Director Compensation,” under “Executive Compensation” (other than “Human Resources Committee – Executive Compensation Process and Procedures”) and under “Information About Related Persons – Related Person Transactions.” That information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information in response to this Item 12 can be found in the 2009 Proxy Statement under “Ownership of Our Common Stock” and under “Equity Compensation Plan Information.” That information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information in response to this Item 13 can be found in the 2009 Proxy Statement under “Corporate Governance – Director Independence” and under “Information About Related Persons.” That information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information in response to this Item 14 can be found in the 2009 Proxy Statement under “Item 2 – Appointment of Independent Auditors – KPMG Fees” and “–Audit and Examination Committee Pre-Approval Policies and Procedures.” That information is incorporated into this report by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. FINANCIAL STATEMENTS
The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages 86 through 164 of the 2008 Annual Report to Stockholders, incorporated herein by reference.
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
The Company’s SEC file number is 001-2979. On and before November 2, 1998, the Company filed documents with the SEC under the name Norwest Corporation. The former Wells Fargo & Company filed documents under SEC file number 001-6214. The former Wachovia Corporation filed documents under SEC file number 001-10000.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

WELLS FARGO & COMPANY
By:	/s/ JOHN G. STUMPF
John G. Stumpf
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ HOWARD I. ATKINS
Howard I. Atkins
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer) February 27, 2009

By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer) February 27, 2009
The Directors of Wells Fargo & Company listed below have duly executed powers of attorney empowering Nicholas G. Moore to sign this document on their behalf.

John D. Baker II	Cynthia H. Milligan
John S. Chen	Philip J. Quigley
Lloyd H. Dean	Donald B. Rice
Susan E. Engel	Judith M. Runstad
Enrique Hernandez, Jr.	Stephen W. Sanger
Donald M. James	Robert K. Steel
Robert L. Joss	John G. Stumpf
Richard M. Kovacevich	Susan G. Swenson
Richard D. McCormick	Michael W. Wright
Mackey J. McDonald

By:	/s/ NICHOLAS G. MOORE
Nicholas G. Moore
Director and Attorney-in-fact February 27, 2009

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(h)	Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008.

3(i)	Certificate of Designations for the Company’s Dividend Equalization Preferred Shares.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(j)	Certificate of Designations for the Company’s Class A Preferred Stock, Series G.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(k)	Certificate of Designations for the Company’s Class A Preferred Stock, Series H.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(l)	Certificate of Designations for the Company’s Class A Preferred Stock, Series I.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(m)	Certificate of Designations for the Company’s 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(n)	Certificate of Designations for the Company’s Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K.	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(o)	Certificate of Designations for the Company’s 7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L.	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 30, 2008.

Exhibit
Number	Description	Location

3(p)	By-Laws.	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(p).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)*	Long-Term Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed May 5, 2008.

	Forms of Award Term Sheet for grants of restricted share rights.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Forms of Non-Qualified Stock Option Agreement for executive officers:

	For grant to Richard M. Kovacevich on February 26, 2008;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	For grants on and after November 27, 2007;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	For grants on and after February 28, 2006, but prior to November 27, 2007;	Incorporated by reference to Exhibit 10(a) to the Company’s Current Report on Form 8-K filed March 6, 2006.

	For grants on August 1, 2005;	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed August 1, 2005.

	For grants in 2004 and on February 22, 2005;	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	For grants after November 2, 1998, through 2003; and	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

	For grants on or before November 2, 1998.	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(b)*	Long-Term Incentive Plan.	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 14, 1994.

10(c)*	Wells Fargo Bonus Plan.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

*	Management contract or compensatory plan or arrangement

Exhibit
Number	Description	Location

10(d)*	Performance-Based Compensation Policy.	Incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K filed May 5, 2008.

10(e)*	Deferred Compensation Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

	Amendment to Deferred Compensation Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to Deferred Compensation Plan, effective September 26, 2006.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to Deferred Compensation Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10(f)*	Directors Stock Compensation and Deferral Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Amendments to Directors Stock Compensation and Deferral Plan, effective September 23, 2008.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Amendment to Directors Stock Compensation and Deferral Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

	Action of Governance and Nominating Committee Increasing Amount of Formula Stock and Option Awards Under Directors Stock Compensation and Deferral Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10(g)*	1990 Director Option Plan for directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(c) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(h)*	1987 Director Option Plan for directors of the former Wells Fargo; and	Incorporated by reference to Exhibit A to the former Wells Fargo’s Proxy Statement filed March 10, 1995.

	Amendment to 1987 Director Option Plan, effective September 16, 1997.	Incorporated by reference to Exhibit 10 to the former Wells Fargo’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(i)*	Deferred Compensation Plan for Non-Employee Directors of the former Norwest.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective November 1, 2000.	Filed as paragraph (4) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Exhibit
Number	Description	Location

10(i)*	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2004.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(j)*	Directors’ Stock Deferral Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Stock Deferral Plan, effective November 1, 2000.	Filed as paragraph (5) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Stock Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(k)*	Directors’ Formula Stock Award Plan for directors of the former Norwest.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	Amendment to Directors’ Formula Stock Award Plan, effective November 1, 2000.	Filed as paragraph (6) of Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

	Amendment to Directors’ Formula Stock Award Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(l)*	Deferral Plan for Directors of the former Wells Fargo.	Incorporated by reference to Exhibit 10(b) to the former Wells Fargo’s Annual Report on Form 10-K for the year ended December 31, 1997.

	Amendment to Deferral Plan, effective January 1, 2004.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10(m)*	Supplemental 401(k) Plan.	Incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

	Amendment to Supplemental 401(k) Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10(n)*	Supplemental Cash Balance Plan.	Incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10(o)*	Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Amendment to Supplemental Long-Term Disability Plan.	Incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10(p)*	Agreement, dated July 11, 2001, between the Company and Howard I. Atkins.	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit
Number	Description	Location

10(q)*	Agreement between the Company and Mark C. Oman, dated May 7, 1999.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

	Amendment No. 1 to Agreement between the Company and Mark C. Oman, effective December 29, 2008.	Filed herewith.

10(r)*	Description of Relocation Program.	Incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(s)*	Description of Executive Financial Planning Program.	Incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(t)	PartnerShares Stock Option Plan.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment to PartnerShares Stock Option Plan, effective August 1, 2005.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

	Amendment to PartnerShares Stock Option Plan, effective August 4, 2006.	Incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	Amendment to PartnerShares Stock Option Plan, effective January 1, 2007.	Incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

	Amendment to PartnerShares Stock Option Plan, effective January 22, 2008.	Incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(u)*	Agreement, dated July 26, 2002, between the Company and Richard D. Levy, including a description of his executive transfer bonus.	Incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10(v)	Non-Qualified Deferred Compensation Plan for Independent Contractors.	Incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10(w)*	Description of Chairman/CEO Post-Retirement Policy.	Filed herewith.

10(x)*	Description of Non-Employee Director Equity Compensation Program	Filed herewith.

10(y)*	Employment Agreement, dated December 30, 2008, between the Company and David M. Carroll.	Filed herewith.

10(z)*	Amended and Restated Wachovia Corporation Deferred Compensation Plan for Non-Employee Directors.	Incorporated by reference to Exhibit (10)(f) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

Exhibit
Number	Description	Location

10(aa)*	Wachovia Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997.

10(bb)*	Wachovia Corporation Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia Corporation’s Current Report on Form 8-K filed January 5, 2005.

10(cc)*	Amended and Restated Wachovia Corporation Elective Deferral Plan (as amended and restated effective January 1, 2009).	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(dd)*	Wachovia Corporation 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(ee)*	Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

	Amendment No. 1 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Current Report on Form 8-K filed December 22, 2005.

	Amendment No. 2 to Employment Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(h) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(ff)*	Wachovia Corporation 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

10(gg)*	Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

10(gg)*	Amendment 2007-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 20, 2007.

	Amendment 2008-1 to Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(hh)*	Amended and Restated Wachovia Corporation Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia Corporation’s Current Report on Form 8-K filed December 29, 2008.

10(ii)*	Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit
Number	Description	Location

10(ii)*	Form of stock award agreement for Executive Officers of Wachovia Corporation, including David M. Carroll.	Incorporated by reference to Exhibit (10)(ss) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

10(jj)*	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia Corporation’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed on July 24, 2006.

10(kk)*	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia Corporation and David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

10(ll)*	Agreement between Wachovia Corporation and Robert K. Steel.	Incorporated by reference to Exhibit (10) to Wachovia Corporation’s Current Report on Form 8-K filed July 10, 2008.

10(mm)*	Stock Award Letter between Wachovia Corporation and Robert K. Steel.	Incorporated by reference to Exhibit (10)(a) to Wachovia Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

12(a)	Computation of Ratios of Earnings to Fixed Charges:	Filed herewith.

	Year ended December 31,
	2008	2007	2006	2005	2004

Including interest on deposits	1.33	1.81	2.01	2.51	3.68

Excluding interest on deposits	1.60	2.85	3.38	4.03	5.92

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:	Filed herewith.

	Year ended December 31,
	2008	2007	2006	2005	2004

Including interest on deposits	1.28	1.81	2.01	2.51	3.68

Excluding interest on deposits	1.50	2.85	3.38	4.03	5.92

13	2008 Annual Report to Stockholders, pages 33 through 164.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Exhibit
Number	Description	Location

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.	Furnished herewith.