Form 10-Q
period 2009-03-31
WELLS FARGO & CO/MN
filed 2009-05-11
CIK 72971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
April 30, 2009
Common stock, $1-2/3 par value	4,263,860,323

FORM 10-Q
CROSS-REFERENCE INDEX

PART I – FINANCIAL INFORMATION
FINANCIAL REVIEW
SUMMARY FINANCIAL DATA (1)(2)

	Quarter ended
	Mar. 31 ,	Dec. 31 ,	Mar. 31 ,
($ in millions, except per share amounts)	2009	2008	2008

For the Quarter
Wells Fargo net income (loss)	$3,045	$(2,734)	$1,999
Wells Fargo net income (loss) applicable to common stock	2,384	(3,020)	1,999
Diluted earnings (loss) per common share	0.56	(0.84)	0.60
Profitability ratios (annualized):
Wells Fargo net income (loss) to average assets (ROA)	0.96%	(1.72)%	1.40%
Net income (loss) to average assets	0.97	(1.72)	1.41
Wells Fargo net income (loss) applicable to common stock to average Wells Fargo common stockholders’ equity (ROE)	14.49	(22.32)	16.86
Net income (loss) to average total equity	11.97	(15.53)	16.93
Efficiency ratio (3)	56.2	61.3	51.5
Total revenue	$21,017	$9,477	$10,563
Pre-tax pre-provision profit (4)	9,199	3,667	5,121
Dividends declared per common share	0.34	0.34	0.31
Average common shares outstanding	4,247.4	3,582.4	3,302.4
Diluted average common shares outstanding	4,249.3	3,593.6	3,317.9
Average loans	$855,591	$413,940	$383,919
Average assets	1,289,716	633,223	574,994
Average core deposits (5)	753,928	344,957	317,278
Average retail core deposits (6)	590,502	243,464	228,448
Net interest margin	4.16%	4.90%	4.69%
At Quarter End
Securities available for sale	$178,468	$151,569	$81,787
Loans	843,579	864,830	386,333
Allowance for loan losses	22,281	21,013	5,803
Goodwill	23,825	22,627	13,148
Assets	1,285,891	1,309,639	595,221
Core deposits (5)	756,183	745,432	327,360
Wells Fargo stockholders’ equity	100,295	99,084	48,159
Total equity	107,057	102,316	48,439
Tier 1 capital (7)	88,977	86,397	39,211
Total capital (7)	131,820	130,318	54,522
Capital ratios:
Wells Fargo common stockholders’ equity to assets	5.40%	5.21%	8.09%
Total equity to assets	8.33	7.81	8.14
Average Wells Fargo common stockholders’ equity to average assets	5.17	8.50	8.29
Average total equity to average assets	8.11	11.09	8.34
Risk-based capital (7)
Tier 1 capital	8.30	7.84	7.92
Total capital	12.30	11.83	11.01
Tier 1 leverage (7)	7.09	14.52	7.04
Book value per common share	$16.28	$16.15	$14.58
Team members (active, full-time equivalent)	272,800	270,800	160,900
Common stock price:
High	$30.47	$38.95	$34.56
Low	7.80	19.89	24.38
Period end	14.24	29.48	29.10

(1)	Wells Fargo & Company (Wells Fargo) acquired Wachovia Corporation (Wachovia) on December 31, 2008. Because the acquisition was completed on December 31, 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included in the consolidated balance sheet beginning on December 31, 2008.
(2)	On January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity.
(3)	The efficiency ratio is noninterest expense divided by total revenue (net interest income and noninterest income).
(4)	Total revenue less noninterest expense.
(5)	Core deposits are noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances).
(6)	Retail core deposits are total core deposits excluding Wholesale Banking core deposits and retail mortgage escrow deposits.
(7)	Because the Wachovia acquisition was completed on December 31, 2008, the Tier 1 leverage ratio at December 31, 2008, which considers period-end Tier 1 capital and quarterly average assets in the computation of the ratio, does not reflect average assets of Wachovia for 2008. See Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report for additional information.

This Report on Form 10-Q for the quarter ended March 31, 2009, including the Financial Review and the Financial Statements and related Notes, has forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not unduly rely on forward-looking statements. Actual results might differ significantly from our forecasts and expectations due to several factors. Some of these factors are described in the Financial Review and in the Financial Statements and related Notes. For a discussion of other factors, refer to the “Risk Factors” section in this Report and to the “Risk Factors” and “Regulation and Supervision” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), filed with the Securities and Exchange Commission (SEC) and available on the SEC’s website at www.sec.gov.
OVERVIEW
Wells Fargo & Company is a $1.3 trillion diversified financial services company providing banking, insurance, investments, mortgage banking, investment banking, retail banking, brokerage and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia and in other countries. We ranked fourth in assets and second in market value of our common stock among our peers at March 31, 2009. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Report, we mean Wells Fargo & Company and Subsidiaries (consolidated). When we refer to the “Parent,” we mean Wells Fargo & Company. When we refer to “legacy Wells Fargo,” we mean Wells Fargo excluding Wachovia Corporation (Wachovia).
Wells Fargo net income was a record $3.05 billion in first quarter 2009, with net income applicable to common stock of $2.38 billion. Earnings per common share were $0.56, after merger-related and restructuring expense of $206 million ($0.03 per common share) and a $1.3 billion credit reserve build ($0.19 per common share).
On December 31, 2008, Wells Fargo acquired Wachovia. Because the acquisition was completed at the end of 2008, Wachovia’s results are included in the income statement, average balances and related metrics beginning in 2009. Wachovia’s assets and liabilities are included, at fair value, in the consolidated balance sheet beginning on December 31, 2008, but not in averages.
On January 1, 2009, we adopted Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity. In addition, FAS 160 requires that the consolidated income statement disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.
Our vision is to satisfy all our customers’ financial needs, help them succeed financially, be recognized as the premier financial services company in our markets and be one of America’s great companies. Our primary strategy to achieve this vision is to increase the number of products our customers buy from us and to give them all of the financial products that fulfill their needs. Our cross-sell strategy and diversified business model facilitate growth in both strong and weak economic cycles, as we can grow by expanding the number of products our current customers have with us. We continued to earn more of our customers’ business in 2009 in both our retail and commercial banking businesses.
Despite the continuing turmoil in the credit markets, we continued to lend to credit-worthy customers. We extended significant credit to U.S. taxpayers in first quarter 2009, $190 billion in mortgage applications and $101 billion in mortgage originations – we helped over 450,000 homeowners purchase a home or refinance. We have extended more than $225 billion in credit to U.S. taxpayers since last October. The fundamentals of our time-tested business model are as sound as ever. In first quarter 2009, our average core deposits were $754 billion. Our cross-sell at legacy Wells Fargo set records for the tenth consecutive year – our average retail banking household now has 5.81 products, almost one of every four has eight or more products, 6.4 products for Wholesale Banking customers, and our average middle-market commercial banking customer has almost eight products. Business banking cross-sell reached 3.66 products at legacy Wells Fargo. Our goal is eight products per customer, which is currently half of our estimate of potential demand.
We have stated in the past that to consistently grow over the long term, successful companies must invest in their core businesses and maintain strong balance sheets. In first quarter 2009, we opened 14 banking stores throughout the combined Company for a retail network total of 6,638 stores. Conversion of Wachovia stores to the Wells Fargo platform is scheduled to begin later this year.
We believe it is important to maintain a well-controlled environment as we continue to grow our businesses and integrate the Wachovia businesses. We manage our credit risk by setting what we believe are sound credit policies for underwriting new business, while monitoring and reviewing the performance of our loan portfolio. We manage the interest rate and market risks inherent in our asset and liability balances within prudent ranges, while ensuring adequate liquidity and funding. We maintain strong capital levels to provide for future growth.
Wachovia Merger
On December 31, 2008, Wells Fargo acquired Wachovia, one of the nation’s largest diversified financial services companies. Wachovia’s assets and liabilities were included in the December 31, 2008, consolidated balance sheet at their respective acquisition date fair values. Because the acquisition was completed on December 31, 2008, Wachovia’s results of operations were not included in our 2008 income statement, and Wachovia’s assets and liabilities did not contribute to the consolidated averages. Beginning in 2009, our consolidated results and our consolidated average balances include Wachovia.
Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on preliminary data as of an interim period with estimates through year end. Accordingly, we are re-validating and, where necessary, refining our December 31, 2008, fair value estimates and other purchase accounting adjustments. The impact of these refinements was recorded as an adjustment to goodwill in first quarter 2009. Based on the purchase price of $23.1 billion and the $13.1 billion fair value of net assets acquired, inclusive of refinements identified in first quarter 2009, the transaction resulted in goodwill of $9.9 billion.

The more significant fair value adjustments in our purchase accounting for the Wachovia acquisition were to loans. Certain of the loans acquired from Wachovia have evidence of credit deterioration since origination, and it is probable that we will not collect all contractually required principal and interest payments. Such loans are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires that acquired credit-impaired loans be recorded at fair value and prohibits carryover of the related allowance for loan losses.
Loans subject to SOP 03-3 are written down to an amount estimated to be collectible. Accordingly, such loans are not classified as nonaccrual even though they may be contractually past due because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of our purchase accounting). Loans subject to SOP 03-3 are also excluded from the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due.
As a result of the application of SOP 03-3 to certain of Wachovia’s loans, certain ratios of the combined Company cannot be used to compare a portfolio that includes acquired credit-impaired loans accounted for under SOP 03-3 against ones that do not, for example, in comparing peer companies, and cannot be used to compare ratios across periods such as periods that include the Wachovia acquisition against prior periods that do not. The ratios particularly affected by the accounting under SOP 03-3 include the allowance for loan losses and allowance for credit losses as percentages of loans, of nonaccrual loans and of nonperforming assets; nonaccrual loans and nonperforming assets as a percentage of total loans; and net charge-offs as a percentage of average loans.
For further detail on the merger see “Loan Portfolio” in this section and Note 2 (Business Combinations) to Financial Statements in this Report.
Summary Results
Wells Fargo net income in first quarter 2009 was $3.05 billion ($0.56 per share), compared with $2.00 billion ($0.60 per share) in first quarter 2008. Wells Fargo return on average total assets (ROA) was 0.96% and return on average common stockholders’ equity (ROE) was 14.49% in first quarter 2009, compared with 1.40% and 16.86%, respectively, in first quarter 2008. Revenue, the sum of net interest income and noninterest income, of $21.02 billion in first quarter 2009 included another quarter of record, double-digit revenue growth at legacy Wells Fargo, up 16% year over year, as well as a strong contribution from Wachovia, which accounted for 41% of the Company’s combined revenue. Our results also reflected growth at legacy Wells Fargo in both net interest income and fee income resulting from our diversified business model. The breadth and depth of our business model resulted in strong and balanced growth in loans, deposits and fee-based products.
Our balance sheet is well positioned given the current economic environment. Our allowance for credit losses was $22.8 billion at March 31, 2009, compared with $21.7 billion at December 31, 2008. Our allowance was adequate to cover expected consumer losses for at least the next 12 months and to provide approximately 24 months of anticipated loss coverage for the commercial and commercial real estate portfolios. We reduced risk in our balance sheet through write-downs taken at December 31, 2008, on Wachovia’s higher-risk loan and securities portfolios. We recorded $516 million of other-than-temporary impairment on securities in first quarter 2009. Our ratio of capitalized mortgage servicing rights (MSRs) to owned servicing declined to 74 basis points, the lowest ratio since 2003. Since year-end 2008, our higher risk portfolios (home equity loans originated through third party channels, Pick-a-Pay and indirect auto at legacy Wells Fargo) were reduced by $4.5 billion and trading assets by $8.4 billion.
Our financial results included the following:
Net interest income on a taxable-equivalent basis was $11.55 billion in first quarter 2009, with approximately 40% contributed by Wachovia, up from $5.81 billion in first quarter 2008, reflecting a strong combined net interest margin on average earnings assets of $1.11 trillion. At 4.16% in first quarter 2009, our net interest margin remained strong and the highest among our large bank peers, due in part to continued growth in core deposits and deposit pricing discipline.
Noninterest income reached $9.6 billion in first quarter 2009, up from $4.8 billion a year ago, driven by continued success in satisfying customers’ financial needs and the combined Company’s expanded breadth of products and services. Noninterest income included:
•	Mortgage banking noninterest income of $2.5 billion:
–	$1.6 billion in revenue from mortgage loan originations/sales activities on $101 billion in new originations, includes a reduction to revenue of $138 million to increase the mortgage repurchase reserve and a write-down of the mortgage warehouse for spread and other liquidity-related valuation adjustments
–	Unclosed application pipeline of $100 billion, up 41% from prior quarter, indicates solid origination momentum heading into second quarter 2009
–	$875 million MSRs mark-to-market net of hedge results, reflecting a $2.8 billion reduction in the fair value of the MSRs offset by a $3.7 billion hedge gain, with the net difference largely due to hedge carry income due to low short-term interest rates
•	Trust and investment fees of $2.2 billion reflected solid results in retail brokerage commissions, managed account fees and asset management fees
•	Service charges on deposit accounts of $1.4 billion reflected continued growth in checking accounts and the effect of higher average checking account balances
•	Trading revenue of $787 million; approximately two-thirds from customer business, including revenue earned on sales of foreign exchange and interest rate products and services
•	$516 million write-down through earnings for other-than-temporary impairment on debt and equity securities, with an additional $334 million (pre tax) of non-credit-related impairment on debt securities charged directly to equity through other comprehensive income
Net unrealized losses on securities available for sale declined to $4.7 billion at March 31, 2009, from $9.9 billion at December 31, 2008. Of the improvement, $4.5 billion was due to the early adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarified the use of trading prices in determining fair value for securities in illiquid markets, thus moderating the need to use distressed prices in valuing these securities in illiquid markets as we had done in prior periods. See “Current Accounting Developments” in this Report for more information on

FSP 157-4. The remaining $700 million of the improvement was due to declining interest rates and narrower credit spreads.
Noninterest expense was $11.82 billion in first quarter 2009, up from $5.44 billion in first quarter 2008, largely attributable to the Wachovia acquisition. Noninterest expense reflected our expanded geographic platform and capabilities in businesses such as retail brokerage, asset management and investment banking, which, like mortgage banking, typically include higher revenue-based incentive expense than the more traditional banking businesses. Our efficiency ratio was 56.2% in first quarter 2009.
We expect to generate $5 billion of annual merger-related expense savings, which will begin to emerge in the second quarter and are expected to be fully realized upon completion of the integration. We further expect additional efficiency initiatives to lower expenses over the remainder of 2009. After refining our initial models, we now expect total integration expense to be less than our original estimate of $7.9 billion and to be spread over the integration period rather than all by year-end 2009.
Net charge-offs in first quarter 2009 were $3.3 billion (1.54% of average total loans outstanding, annualized), including $371 million in the Wachovia portfolio, compared with $2.8 billion (2.69%) in fourth quarter 2008 and $1.5 billion (1.60%) in first quarter 2008. Wachovia loans accounted for under SOP 03-3 were written down to fair value at December 31, 2008, and accordingly charge-offs on that portfolio will only occur if the portfolio deteriorates subsequent to the acquisition. All first quarter 2009 charge-offs were on non-SOP 03-3 loans. Commercial and commercial real estate loan losses remained at relatively low levels reflecting the historically disciplined underwriting standards applied by Wells Fargo and the customer-relationship focus in this portfolio. Losses in residential real estate and credit cards rose modestly in the quarter, in line with expectations, while other credit losses, principally in indirect auto lending, declined due to seasonality and our risk reduction actions in indirect auto over the last two years.
As long as the U.S. economy remains weak, losses on the combined portfolio will increase. Over the last two years, we have taken and will continue to take actions to enable us to navigate through this current economic and credit cycle. In addition to the significant write-downs taken to reduce risk in the Wachovia portfolio at close, we ceased originations and are liquidating certain higher-risk, lower-return portfolios, such as Pick-a-Pay and legacy Wells Fargo indirect auto and liquidating home equity portfolios. In addition, during first quarter 2009, we incorporated Wells Fargo’s risk policies and procedures into Wachovia, which is essential to our ability to properly manage risk as we continue to meet our customers’ needs. We believe these risk reduction actions better position us for continued credit deterioration and economic headwinds.
The provision for credit losses was $4.6 billion in first quarter 2009, $8.4 billion in fourth quarter 2008 and $2.0 billion in first quarter 2008. The provision in first quarter 2009 included a $1.3 billion credit reserve build due to higher credit losses inherent in the loan portfolio. The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, was $22.8 billion (2.71% of total loans) at March 31, 2009, compared with $21.7 billion (2.51%) at December 31, 2008, and $6.0 billion (1.56%) at March 31, 2008. Wachovia’s allowance related to loans not within the scope of SOP 03-3 of $9.3 billion was carried over and was included in our allowance as of December 31, 2008.

Total nonaccrual loans were $10.52 billion (1.25% of total loans) at March 31, 2009, compared with $6.80 billion (0.79%) at December 31, 2008, and $3.26 billion (0.84%) at March 31, 2008. Nonaccrual loans exclude loans acquired from Wachovia accounted for under SOP 03-3. The $3.7 billion increase in nonaccrual loans from December 31, 2008, represented increases in both the commercial and retail segments, with $1.5 billion related to Wachovia. The increases in nonaccrual loans were concentrated in portfolios secured by real estate or with borrowers dependent on the housing industry. Total nonperforming assets (NPAs) were $12.61 billion (1.50% of total loans) at March 31, 2009, compared with $9.01 billion (1.04%) at December 31, 2008, and $4.50 billion (1.16%) at March 31, 2008. Foreclosed assets were $2.06 billion at March 31, 2009, $2.19 billion at December 31, 2008, and $1.22 billion at March 31, 2008.
We have strengthened our capital position in first quarter 2009. Tangible common equity (TCE) was $41.1 billion at quarter end, an increase of $4.5 billion. The ratio of TCE to tangible assets was 3.28%, up from 2.86% at December 31, 2008. TCE was 3.84% of risk-weighted assets. At March 31, 2009, Tier 1 capital was $89.0 billion and the Tier 1 capital ratio was 8.30%, up from 7.84% at December 31, 2008.
The Company and each of its subsidiary banks continued to remain well-capitalized. Our total risk-based capital (RBC) ratio at March 31, 2009, was 12.30% and our Tier 1 RBC ratio was 8.30%, exceeding the minimum regulatory guidelines of 8% and 4%, respectively, for bank holding companies. Our total RBC ratio was 11.83% and our Tier 1 RBC ratio was 7.84% at December 31, 2008. Our Tier 1 leverage ratio was 7.09% and 14.52% at March 31, 2009, and December 31, 2008, respectively, exceeding the minimum regulatory guideline of 3% for bank holding companies.
On May 7, 2009, the Federal Reserve confirmed that under its adverse stress test scenario the Company’s Tier 1 capital exceeded the minimum level needed for well-capitalized institutions. In conjunction with the stress test, the Company has agreed with the Federal Reserve to increase common equity by $13.7 billion by November 9, 2009. On May 8, 2009, the Company agreed to issue 341 million shares of its common stock at a price of $22 per share. Also on May 8, 2009, the underwriters in the offering exercised their option to purchase up to an additional 51.15 million shares of common stock from the Company at $22 per share to cover over-allotments. The Company will receive net proceeds of $8.4 billion from the offering including the exercise of the over-allotment option. The Company expects to satisfy the remainder of the capital requirement through profits and other internally generated sources. The Company can satisfy any part of the capital requirement by exchanging up to $13.7 billion of its $25 billion of Capital Purchase Program (CPP) funds for the Treasury’s Capital Assistance Program (CAP) on a dollar-for-dollar basis.

Current Accounting Developments
In first quarter 2009, we adopted the following new accounting pronouncements:
•	FAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133;
•	FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51;
•	FAS 141R (revised 2007), Business Combinations;
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and
•	FASB Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
In addition, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued by the FASB, but is not yet effective. Each of these pronouncements is described in more detail below.
FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted FAS 161 for first quarter 2009 reporting. See Note 12 (Derivatives) to Financial Statements in this Report for complete disclosures under FAS 161. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 does not affect our consolidated financial results.
FAS 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were classified outside of equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. FAS 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. FAS 160 was effective for us on January 1, 2009. Adoption is applied prospectively to all noncontrolling interests including those that arose prior to the adoption of FAS 160, with retrospective adoption required for disclosure of noncontrolling interests held as of the adoption date.
We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). For more information, see “Contractual Obligations” in our 2008 Form 10-K. In connection with the adoption of FAS 160 on January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity. Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. Prudential has stated its intention to exercise its option to put its noncontrolling interest to us at a date in the future, but has not yet done so. As a result of the issuance of FAS 160 and related interpretive guidance, along with this stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
FAS 141R requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FAS 141R is applicable prospectively to business combinations completed on or after January 1, 2009. We will account for business combinations with acquisition dates on or after January 1, 2009, under FAS 141R.
FSP FAS 157-4 addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. The FSP acknowledges that in these circumstances quoted prices may not be determinative of fair value. The FSP emphasizes, however, that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this FSP, FAS 157 had been interpreted by many companies, including Wells Fargo, to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions and therefore could have increased frequency of transactions that are not orderly. Under the provisions of the FSP, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, we note there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The FSP does not prescribe a specific method for adjusting transaction or quoted prices, however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value and the weight given is based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The provisions of FSP FAS 157-4 are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale of $4.5 billion ($2.8 billion after tax), which is included in other comprehensive income, and trading assets of $18 million, which is reflected in earnings. See “Critical Accounting Policies” in this Report for more information.

FSP FAS 115-2 and FAS 124-2 states that an other-than-temporary impairment (OTTI) write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to accumulated other comprehensive income for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had the FSP been effective for those periods.
EITF 03-6-1 requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in FAS 128, Earnings per Share. This pronouncement is effective on January 1, 2009, with retrospective adoption required. The adoption of EITF 03-6-1 did not have a material effect on our consolidated financial statements.
FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The provisions of the FSP are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for June 30, 2009, reporting. Because the FSP amends only the disclosure requirements related to the fair value of financial instruments, the adoption of the FSP will not affect our consolidated financial results.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities, and our financial results. Six of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern:
•	the allowance for credit losses;
•	acquired loans accounted for under SOP 03-3;
•	the valuation of residential mortgage servicing rights (MSRs);
•	the fair valuation of financial instruments;
•	pension accounting; and
•	income taxes.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Examination Committee. These policies are described in “Financial Review – Critical Accounting Policies” and Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2008 Form 10-K. Due to the adoption of FSP FAS 157-4, which affects the measurement of fair value of certain assets, principally securities and trading assets, we have updated and provided herein the policy on the fair value of financial instruments, as described below.
FAIR VALUE OF FINANCIAL INSTRUMENTS
We use fair value measurements to record fair value adjustments to certain financial instruments and to develop fair value disclosures. See our 2008 Form 10-K for the complete critical accounting policy related to fair value of financial instruments.
In connection with the adoption of FSP FAS 157-4, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements have declined significantly relative to normal conditions. For items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions is estimated to determine the appropriate adjustment to the price quotes. The methodology we use to adjust the quotes generally involves weighting the price quotes and results of internal pricing techniques, such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require. The more active and orderly markets for particular security classes were determined to be, the more weighting we assign to price quotes. The less active and the orderly markets were determined to be, the less weighting we assign to price quotes. Applying these policies to securities available for sale within the scope of the FSP of $40.0 billion (22% of the securities available-for-sale portfolio) at March 31, 2009, resulted in a $4.5 billion ($2.8 billion after tax) reduction in the net unrealized loss, which is reflected in equity. The more significant components of the $4.5 billion included $2.3 billion related to residential mortgage-backed securities and $1.3 billion related to commercial mortgage-backed securities. In addition, applying these policies to trading assets resulted in an $18 million increase in the fair value of certain trading assets, which is reflected in first quarter earnings.

Approximately 22% of total assets ($285.3 billion) at March 31, 2009, and 19% of total assets ($247.5 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Assets for which fair values were measured using significant Level 3 inputs (before derivative netting adjustments) represented approximately 22% of these financial instruments (5% of total assets) at March 31, 2009, and approximately 22% (4% of total assets) at December 31, 2008. The fair value of the remaining assets were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements.
In first quarter 2009, $5.6 billion of debt securities available for sale were transferred from Level 2 to Level 3 because significant inputs to the valuation became unobservable, largely due to reduced levels of market liquidity.
Approximately 2% of total liabilities ($20.6 billion) at March 31, 2009, and 2% ($18.8 billion) at December 31, 2008, consisted of financial instruments recorded at fair value on a recurring basis. Liabilities valued using Level 3 measurements (before derivative netting adjustments) were $8.6 billion and $9.3 billion at March 31, 2009, and December 31, 2008, respectively.

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
Net interest income on a taxable-equivalent basis was $11.55 billion in first quarter 2009, with approximately 40% contributed by Wachovia, and $5.81 billion in first quarter 2008. Net interest income reflected a strong combined net interest margin of 4.16%, due in part to continued growth in core deposits and deposit pricing discipline.
Average earning assets increased to $1.1 trillion in first quarter 2009 from $496.9 billion in first quarter 2008. Average loans increased to $855.6 billion in first quarter 2009 from $383.9 billion a year ago. Average mortgages held for sale increased to $31.1 billion in first quarter 2009 from $26.3 billion a year ago. Average debt securities available for sale increased to $160.4 billion in first quarter 2009 from $75.2 billion a year ago.
Core deposits are a low-cost source of funding and thus an important contributor to growth in net interest income and the net interest margin. Core deposits include noninterest-bearing deposits, interest-bearing checking, savings certificates, market rate and other savings, and certain foreign deposits (Eurodollar sweep balances). Average core deposits rose to $753.9 billion in first quarter 2009 from $317.3 billion in first quarter 2008, with over half of the increase from Wachovia, and funded 88% and 83% of average loans in first quarter 2009 and 2008, respectively. Total average retail core deposits, which exclude Wholesale Banking core deposits and retail mortgage escrow deposits, grew $362.1 billion to $590.5 billion for first quarter 2009 from $228.4 billion a year ago. Average mortgage escrow deposits were $24.7 billion in first quarter 2009, up $4.3 billion from $20.4 billion a year ago. Average savings certificates of deposits increased to $170.1 billion in first quarter 2009 from $41.9 billion a year ago and average noninterest-bearing checking accounts and other core deposit categories (interest-bearing checking and market rate and other savings) increased to $554.1 billion in first quarter 2009 from $250.0 billion a year ago. Total average interest-bearing deposits increased to $635.4 billion in first quarter 2009 from $258.4 billion a year ago.
The following table presents the individual components of net interest income and the net interest margin.

AVERAGE BALANCES, YIELDS AND RATES PAID (TAXABLE-EQUIVALENT BASIS) (1)(2)

	Quarter ended March 31						,
	2009			2008
			Interest			Interest
	Average	Yields/	income/	Average	Yields/	income/
(in millions)	balance	rates	expense	balance	rates	expense

EARNING ASSETS
Federal funds sold, securities purchased under resale agreements and other short-term investments	$24,074	0.84%	$50	$3,888	3.30%	$32
Trading assets	22,203	4.97	275	5,129	3.73	48
Debt securities available for sale (3):
Securities of U.S. Treasury and federal agencies	2,899	0.93	7	975	3.86	9
Securities of U.S. states and political subdivisions	12,213	6.43	213	6,290	7.43	120
Mortgage-backed securities:
Federal agencies	76,545	5.71	1,068	36,097	6.10	535
Residential and commercial	38,690	8.57	1,017	20,994	6.08	324

Total mortgage-backed securities	115,235	6.82	2,085	57,091	6.09	859
Other debt securities (4)	30,080	6.81	551	10,825	6.93	196

Total debt securities available for sale (4)	160,427	6.69	2,856	75,181	6.30	1,184
Mortgages held for sale (5)	31,058	5.34	415	26,273	6.00	394
Loans held for sale (5)	7,949	3.40	67	647	7.54	12
Loans:
Commercial and commercial real estate:
Commercial	196,923	3.87	1,884	91,085	6.92	1,569
Other real estate mortgage	104,271	3.47	894	37,426	6.44	600
Real estate construction	34,493	3.03	258	18,932	6.06	285
Lease financing	15,810	8.77	347	6,825	5.77	98

Total commercial and commercial real estate	351,497	3.89	3,383	154,268	6.65	2,552
Consumer:
Real estate 1-4 family first mortgage	245,494	5.64	3,444	72,308	6.90	1,246
Real estate 1-4 family junior lien mortgage	110,128	5.05	1,375	75,263	7.31	1,368
Credit card	23,295	12.10	704	18,776	12.33	579
Other revolving credit and installment	92,820	6.68	1,527	55,910	9.09	1,264

Total consumer	471,737	6.03	7,050	222,257	8.05	4,457
Foreign	32,357	4.36	349	7,394	11.27	207

Total loans (5)	855,591	5.09	10,782	383,919	7.55	7,216
Other	6,140	2.87	43	1,825	4.54	20

Total earning assets	$1,107,442	5.22	14,488	$496,862	7.19	8,906

FUNDING SOURCES
Deposits:
Interest-bearing checking	$80,393	0.15	30	$5,226	1.92	25
Market rate and other savings	313,445	0.54	419	159,865	1.97	784
Savings certificates	170,122	0.92	387	41,915	3.96	413
Other time deposits	25,555	1.97	124	4,763	3.53	42
Deposits in foreign offices	45,896	0.35	39	46,641	2.84	330

Total interest-bearing deposits	635,411	0.64	999	258,410	2.48	1,594
Short-term borrowings	76,068	0.66	123	52,970	3.23	425
Long-term debt	258,957	2.77	1,783	100,686	4.29	1,077
Other liabilities	3,778	3.88	36	--	--	--

Total interest-bearing liabilities	974,214	1.22	2,941	412,066	3.02	3,096
Portion of noninterest-bearing funding sources	133,228	--	--	84,796	--	--

Total funding sources	$1,107,442	1.06	2,941	$496,862	2.50	3,096

Net interest margin and net interest income on a taxable-equivalent basis (6)		4.16%	$11,547		4.69%	$5,810

NONINTEREST-EARNING ASSETS
Cash and due from banks	$20,255			$11,648
Goodwill	23,183			13,161
Other	138,836			53,323

Total noninterest-earning assets	$182,274			$78,132

NONINTEREST-BEARING FUNDING SOURCES
Deposits	$160,308			$84,886
Other liabilities	50,566			30,062
Total equity	104,628			47,980
Noninterest-bearing funding sources used to fund earning assets	(133,228)			(84,796)

Net noninterest-bearing funding sources	$182,274			$78,132

TOTAL ASSETS	$1,289,716			$574,994

(1)	Our average prime rate was 3.25% and 6.22% for the quarters ended March 31, 2009 and 2008, respectively. The average three-month London Interbank Offered Rate (LIBOR) was 1.24% and 3.29% for the same quarters, respectively.
(2)	Interest rates and amounts include the effects of hedge and risk management activities associated with the respective asset and liability categories.
(3)	Yields are based on amortized cost balances computed on a settlement date basis.
(4)	Includes certain preferred securities.
(5)	Nonaccrual loans and related income are included in their respective loan categories.
(6)	Includes taxable-equivalent adjustments primarily related to tax-exempt income on certain loans and securities. The federal statutory tax rate was 35% for the periods presented.

NONINTEREST INCOME

	Quarter
	ended March 31		,
(in millions)	2009	2008

Service charges on deposit accounts	$1,394	$748

Trust and investment fees:
Trust, investment and IRA fees	722	559
Commissions and all other fees	1,493	204

Total trust and investment fees	2,215	763

Card fees	853	558
Other fees:
Cash network fees	58	48
Charges and fees on loans	433	248
All other fees	410	203

Total other fees	901	499

Mortgage banking:
Servicing income, net	843	273
Net gains on mortgage loan origination/sales activities	1,582	267
All other	79	91

Total mortgage banking	2,504	631

Insurance	581	504
Net gains from trading activities	787	103
Net gains (losses) on debt securities available for sale	(119)	323
Net gains (losses) from equity investments	(157)	313
Operating leases	130	143
All other	552	218

Total	$9,641	$4,803

We earn trust, investment and IRA fees from managing and administering assets, including mutual funds, corporate trust, personal trust, employee benefit trust and agency assets. At March 31, 2009, these assets totaled $1.53 trillion, including $474 billion from Wachovia, up from $1.13 trillion at March 31, 2008. Trust, investment and IRA fees are primarily based on a tiered scale relative to the market value of the assets under management or administration. The fees increased to $722 million in first quarter 2009 from $559 million a year ago.
We also receive commissions and other fees for providing services to full-service and discount brokerage customers. Generally, these fees include transactional commissions, which are based on the number of transactions executed at the customer’s direction, or asset-based fees, which are based on the market value of the customer’s assets. At March 31, 2009, brokerage balances totaled $910 billion, including $812 billion from Wachovia, compared with $126 billion at March 31, 2008. The fees increased to $1,493 million from $204 million a year ago.
Card fees increased to $853 million in first quarter 2009 from $558 million a year ago, predominantly due to $268 million in card fees from the Wachovia portfolio.
Mortgage banking noninterest income was $2,504 million in first quarter 2009, compared with $631 million a year ago. Net gains on mortgage loan origination/sales activities of $1,582 million in first quarter 2009 were up from $267 million a year ago. Business performance was very strong in first quarter 2009, reflecting strong refinance activity due to the low interest rate environment, with residential real estate originations of $101 billion compared with $66 billion a year ago. The 1-4 family first mortgage unclosed pipeline was $100 billion (including $4 billion from Wachovia) at March 31, 2009, $71 billion (including $5 billion from Wachovia) at December 31, 2008, and $61 billion at March 31, 2008. For additional detail, see “Asset/Liability and Market Risk Management – Mortgage Banking Interest Rate and Market Risk” and Note 8 (Mortgage Banking Activities) and Note 13 (Fair Values of Assets and Liabilities) to Financial Statements in this Report.
Net gains on mortgage loan origination/sales activities include changes in the fair value of loans in the mortgage warehouse and additions to the mortgage repurchase reserve. Mortgage loans are repurchased based on standard representations and warranties. A $78 million increase in the repurchase reserve in first quarter 2009 from December 31, 2008, was due to higher defaults and loss severities and overall deterioration in the market. To the extent the market does not recover, the residential mortgage business could continue to have increased loss severity on repurchases, causing future increases in the repurchase reserve. In addition, there were $60 million in warehouse valuation adjustments in first quarter 2009 related to credit and liquidity losses. Due to the deterioration in the overall credit market and related secondary market liquidity challenges, losses on unsalable loans have been significant. Similar losses on unsalable loans could be possible in the future until the housing market recovers.
Within mortgage banking noninterest income, servicing income includes both changes in the fair value of MSRs during the period as well as changes in the value of derivatives (economic hedges) used to hedge the MSRs. Net servicing income in first quarter 2009 included an $875 million net MSRs valuation gain recorded in earnings (a $2.8 billion reduction in the fair value of the MSRs offset by a $3.7 billion hedge gain) and in first quarter 2008 included a $94 million net MSRs valuation gain ($1.8 billion reduction in the fair value of MSRs offset by a $1.9 billion hedge gain). Our portfolio of loans serviced for others was $1.85 trillion at March 31, 2009, and $1.86 trillion at December 31, 2008, which included $379 billion acquired from Wachovia. At March 31, 2009, the ratio of MSRs to related loans serviced for others was 0.74%.
Insurance revenue was $581 million in first quarter 2009, up from $504 million a year ago, primarily due to the addition of Wachovia.
Income from trading activities was $787 million in first quarter 2009, up from $103 million a year ago, with the increase largely from Wachovia. Approximately two-thirds of the income this quarter was from customer-related business, with much of the remainder from economic hedging. Trading results included $18 million in first quarter 2009 from the application of FSP FAS 157-4.
Net investment losses (debt and equity) totaled $276 million in first quarter 2009 and included other-than-temporary impairment write-downs of $516 million. Net losses on debt securities available for sale were $119 million in first quarter 2009, compared with net gains of $323 million a year ago. Net losses from equity investments were $157 million in first quarter 2009, compared with net gains of $313 million a year ago, which reflected the $334 million gain from our ownership interest in Visa, which completed its initial public offering in March 2008. For additional detail, see “Balance Sheet Analysis – Securities Available for Sale” in this Report.

NONINTEREST EXPENSE

	Quarter
	ended March 31		,
(in millions)	2009	2008

Salaries	$3,386	$1,984
Commission and incentive compensation	1,824	644
Employee benefits	1,284	587
Equipment	687	348
Net occupancy	796	399
Core deposit and other intangibles	647	46
FDIC and other deposit assessments	338	8
Outside professional services	410	171
Insurance	267	161
Postage, stationery and supplies	250	141
Outside data processing	212	109
Travel and entertainment	105	105
Foreclosed assets	248	107
Contract services	216	108
Operating leases	70	116
Advertising and promotion	125	85
Telecommunications	158	78
Operating losses (reduction in losses)	172	(73)
All other	623	318

Total	$11,818	$5,442

Noninterest expense more than doubled to $11.8 billion in first quarter 2009 from a year ago, primarily due to the acquisition of Wachovia, which resulted in an expanded geographic platform and capabilities in businesses such as retail brokerage, asset management and investment banking, which, like mortgage banking, typically include higher revenue-based incentive expense than the more traditional banking businesses. FDIC and other deposit assessments increased to $338 million in first quarter 2009, due to additional assessments related to the FDIC Transaction Account Guarantee Program, compared with $8 million a year ago. See “Liquidity and Funding” in this Report for additional information on this program. Noninterest expense in first quarter 2009 included $122 million of additional insurance reserve at our captive mortgage reinsurance operation and $206 million of merger-related costs.
INCOME TAX EXPENSE
Our effective income tax rate was 33.8% in first quarter 2009, down from 34.9% in first quarter 2008. The decrease is primarily attributable to higher tax-exempt income and tax credits, partially offset by increased tax expense (with a comparable increase in interest income) associated with the purchase accounting for leveraged leases. Effective January 1, 2009, we adopted FAS 160, which changes the way noncontrolling interests are presented in the income statement such that the consolidated income statement includes amounts from both Wells Fargo interests and the noncontrolling interests. As a result, our effective tax rate is calculated by dividing income tax expense by income before income tax expense less the net income from noncontrolling interests.

OPERATING SEGMENT RESULTS
Wells Fargo defines its operating segments by product type and customer segment. As a result of the combination of Wells Fargo and Wachovia, management realigned its business segments into the following three lines of business: Community Banking; Wholesale Banking; and Wealth, Brokerage and Retirement Services. Our management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with other similar information for other financial services companies. We revised prior period information to reflect the realignment of our operating segments; however, because the acquisition was completed on December 31, 2008, Wachovia’s results are included in segment results beginning in 2009. For a more complete description of our operating segments, including additional financial information and the underlying management accounting process, see Note 17 (Operating Segments) to Financial Statements in this Report.
Community Banking offers a complete line of diversified financial products and services for consumers and small businesses including investment, insurance and trust services in 39 states and D.C., and mortgage and home equity loans in all 50 states and D.C. Wachovia added expanded product capability as well as expanded channels to better serve our customers. In addition, with the realignment of the operating segments, Community Banking now includes Wells Fargo Financial.
Community Banking net income increased to $1.84 billion in first quarter 2009 from $1.52 billion a year ago. The growth in net income and average assets for Community Banking was largely due to the addition of Wachovia businesses, as well as double-digit growth in legacy Wells Fargo businesses driven by strong balance sheet growth and mortgage banking income. Revenue increased to $13.95 billion from $8.20 billion a year ago. Net interest income increased to $8.50 billion in first quarter 2009 from $4.72 billion a year ago. Average loans increased to $552.8 billion in first quarter 2009 from $282.7 billion a year ago. Average core deposits increased to $538.0 billion in first quarter 2009 from $246.6 billion a year ago due to Wachovia, as well as double-digit growth in legacy Wells Fargo. Noninterest income increased to $5.46 billion in first quarter 2009 from $3.48 billion a year ago. Noninterest expense increased to $7.16 billion from $3.91 billion a year ago. The provision for credit losses increased to $4.00 billion in first quarter 2009 from $1.87 billion a year ago.
Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $10 million and financial institutions globally. Products include middle market banking, corporate banking, commercial real estate, treasury management, asset-based lending, insurance brokerage, foreign exchange, correspondent banking, trade services, specialized lending, equipment finance, corporate trust, investment banking, capital markets, and asset management. Wachovia added expanded product capabilities across the segment, including investment banking, mergers and acquisitions, equity trading, equity structured products, fixed-income sales and trading, and equity and fixed income research.
Wholesale Banking net income increased to $1.18 billion in first quarter 2009 from $483 million a year ago. The growth in net income and average assets for Wholesale Banking was largely due to the addition of Wachovia businesses. Revenue increased to a record $4.91 billion in first quarter 2009 from $2.18 billion a year ago. Net interest income increased to $2.37 billion in first quarter 2009 from $1.03 billion a year ago. Average loans increased to $271.9 billion in first quarter 2009 from $100.8 billion a year ago. Average core deposits increased to $138.5 billion in first quarter 2009 from $68.2 billion a year ago. Noninterest income increased to $2.54 billion in first quarter 2009 from $1.15 billion a year ago, primarily due to Wachovia, as well as strong growth in service charges on deposits and loan fees. Noninterest expense increased to $2.53 billion in first quarter 2009 from $1.34 billion a year ago. The provision for credit losses increased to $545 million in first quarter 2009, from $161 million a year ago.
Wealth, Brokerage and Retirement Services provides a full range of financial advisory services to clients using a comprehensive planning approach to meet each client’s needs. The Wealth Management Group provides affluent and high net worth clients with a complete range of wealth management solutions including financial planning, private banking, credit, investment management and trust. Family Office Services meets the unique needs of the ultra high net worth customers. Retail brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs as part of one of the largest full-service brokerage firms in the U.S. The Retirement Group provides retirement services for individual investors and is a national leader in 401(k) and pension record keeping. The addition of Wachovia in first quarter 2009 added the following businesses to this operating segment: Wachovia Securities (retail brokerage), Wachovia Wealth Management, including its family office business and Wachovia’s retirement services and reinsurance group.
Wealth, Brokerage and Retirement Services net income was $259 million in first quarter 2009 up from $93 million a year ago. The growth in net income and average assets for the segment is due to the addition of Wachovia businesses. Revenue increased to $2.64 billion in first quarter 2009 from $637 million a year ago. Net interest income increased to $737 million in first quarter 2009 from $154 million a year ago. Average loans increased to $46.7 billion in first quarter 2009 from $13.7 billion a year ago. The provision for credit losses was $25 million in first quarter 2009. Noninterest expense increased to $2.22 billion in first quarter 2009 from $485 million a year ago. First quarter 2009 noninterest expense includes $166 million of intangible amortization expense related to the Wachovia acquisition.

BALANCE SHEET ANALYSIS
SECURITIES AVAILABLE FOR SALE
Securities available for sale consist of both debt and marketable equity securities. We hold debt securities available for sale primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, this portfolio consists primarily of very liquid, high-quality federal agency debt and privately issued mortgage-backed securities. At March 31, 2009, we held $173.3 billion of debt securities available for sale, with net unrealized losses of $4.1 billion, compared with $145.4 billion at December 31, 2008, including $63.7 billion acquired from Wachovia, with net unrealized losses of $9.8 billion. We also held $5.2 billion of marketable equity securities available for sale at March 31, 2009, with net unrealized losses of $646 million compared with $6.1 billion at December 31, 2008, including $3.7 billion acquired from Wachovia, with net unrealized losses of $160 million. Following application of purchase accounting to the Wachovia portfolio, the net unrealized losses in cumulative other comprehensive income at December 31, 2008, related entirely to the legacy Wells Fargo portfolio.
The decrease in net unrealized losses on debt securities available for sale to $4.1 billion at March 31, 2009, from $9.8 billion at December 31, 2008, was predominantly due to the early adoption of FSP FAS 157-4, which clarified the use of trading prices in determining fair value for securities in illiquid markets, thus moderating the need to use distressed prices in valuing these securities in illiquid markets as we had done in prior periods. The remainder of the change was due to declining interest rates and narrower credit spreads.
We analyze securities for other-than-temporary impairment (OTTI) on a quarterly basis, or more often if a potential loss-triggering event occurs. We recognize OTTI when it is probable that we will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost. The initial indication of OTTI for both debt and equity securities is a decline in the market value below the amount recorded for an investment, and the severity and duration of the decline. In determining whether an impairment is other than temporary, we consider the length of time and the extent to which the market value has been below cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions within its industry, and whether it is more likely than not that we will be required to sell the security before a recovery in value.
For marketable equity securities, in addition to the above factors, we also consider the issuer’s financial condition, capital strength and near-term prospects. For debt securities and for certain perpetual preferred securities, which are treated as debt securities for the purpose of OTTI analysis, we also consider the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), the issuer’s financial condition, near-term prospects and current ability to make future payments in a timely manner, the issuer’s ability to service debt, any change in agency ratings at evaluation date from acquisition date and any likely imminent action. For asset-backed securities, we consider the credit performance of the underlying collateral, including delinquency rates, cumulative losses to date, and the remaining credit enhancement compared to expected credit losses of the security.

For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we recognize OTTI in accordance with FSP FAS 115-2 and FAS 124-2, which we early adopted on January 1, 2009. Under this FSP, we separate the amount of the OTTI into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.
Of the first quarter 2009 OTTI write-downs of $516 million, $269 million related to debt securities and $247 million to equity securities. Under FSP FAS 115-2 and FAS 124-2, which we adopted this quarter, total OTTI on debt securities amounted to $603 million, which includes $263 million of credit-related OTTI and $6 million related to securities we intend to sell, both of which were recorded as part of gross realized losses, and $334 million recorded directly to other comprehensive income for non-credit related impairment on securities.
At March 31, 2009, we had approximately $6 billion of securities, primarily municipal bonds, that are guaranteed against loss by bond insurers. These securities are almost exclusively investment grade and were generally underwritten in accordance with our own investment standards prior to the determination to purchase, without relying on the bond insurer’s guarantee. These securities will continue to be monitored as part of our ongoing impairment analysis of our securities available for sale, but are expected to perform, even if the rating agencies reduce the credit ratings of the bond insurers.
The weighted-average expected maturity of debt securities available for sale was 4.9 years at March 31, 2009. Since 77% of this portfolio is mortgage-backed securities, the expected remaining maturity may differ from contractual maturity because borrowers may have the right to prepay obligations before the underlying mortgages mature. The estimated effect of a 200 basis point increase or decrease in interest rates on the fair value and the expected remaining maturity of the mortgage-backed securities available for sale is shown below.
MORTGAGE-BACKED SECURITIES

	Fair	Net unrealized	Remaining
(in billions)	value	gain (loss)	maturity

At March 31, 2009	$132.9	$(2.4)	3.1 yrs.
At March 31, 2009, assuming a 200 basis point:
Increase in interest rates	121.5	(13.8)	6.7 yrs.
Decrease in interest rates	137.9	2.6	2.2 yrs.

See Note 4 (Securities Available for Sale) to Financial Statements in this Report for securities available for sale by security type.

LOAN PORTFOLIO
A discussion of average loan balances is included in “Earnings Performance – Net Interest Income” on page 14 and a comparative schedule of average loan balances is included in the table on page 15.
The major categories of loans outstanding showing those subject to SOP 03-3 are presented in the following table.

	March 31, 2009			December 31, 2008
		All			All
	SOP 03-3	other		SOP 03-3	other
(in millions)	loans	loans	Total	loans	loans	Total

Commercial and commercial real estate:
Commercial	$3,088	$188,623	$191,711	$4,580	$197,889	$202,469
Other real estate mortgage	6,597	98,337	104,934	7,762	95,346	103,108
Real estate construction	4,507	29,405	33,912	4,503	30,173	34,676
Lease financing	--	14,792	14,792	--	15,829	15,829

Total commercial and commercial real estate	14,192	331,157	345,349	16,845	339,237	356,082
Consumer:
Real estate 1-4 family first mortgage	41,520	201,427	242,947	39,214	208,680	247,894
Real estate 1-4 family junior lien mortgage	615	109,133	109,748	728	109,436	110,164
Credit card	--	22,815	22,815	--	23,555	23,555
Other revolving credit and installment	32	91,220	91,252	151	93,102	93,253

Total consumer	42,167	424,595	466,762	40,093	434,773	474,866
Foreign	1,849	29,619	31,468	1,859	32,023	33,882

Total loans	$58,208	$785,371	$843,579	$58,797	$806,033	$864,830

In first quarter 2009, we refined certain of our initial purchase accounting, which resulted in changes to the portfolio of loans subject to SOP 03-3 and updates to the December 31, 2008, fair value estimates. Based on updates to the initial purchase accounting, $95.8 billion of loans were determined to be within the scope of SOP 03-3, a net increase of $1.9 billion from initial year-end estimates, and the fair value of these loans was $59.7 billion at December 31, 2008. These adjustments are reflected in the March 31, 2009, loan balances, along with first quarter activity, in the table above.
For further detail on SOP 03-3 loans see Note 1 (Summary of Significant Accounting Policies – Loans) to Financial Statements in the 2008 Form 10-K and Note 5 (Loans and Allowance for Credit Losses) to Financial Statements in this Report.

DEPOSITS

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2009		2008		2008

Noninterest-bearing	$166,497		$150,837		$90,793
Interest-bearing checking	89,010		72,828		5,372
Market rate and other savings	315,209		306,255		163,230
Savings certificates	160,220		182,043		39,554
Foreign deposits (1)	25,247		33,469		28,411

Core deposits	756,183		745,432		327,360
Other time deposits	23,329		28,498		6,033
Other foreign deposits	17,757		7,472		24,751

Total deposits	$797,269		$781,402		$358,144

(1)	Reflects Eurodollar sweep balances included in core deposits.
Deposits at March 31, 2009, totaled $797.3 billion, compared with $781.4 billion at December 31, 2008. A comparative detail of average deposit balances is provided on page 15. Total core deposits were $756.2 billion at March 31, 2009, up $10.8 billion from December 31, 2008. High-rate certificates of deposit (CDs) of $33.6 billion at legacy Wachovia matured in the quarter, including $13.2 billion from CD-only households. Higher-rate CDs are maturing and we are successfully retaining many of these deposits at today’s lower rates. The combination of noninterest-bearing and interest-bearing transaction and savings deposits increased 31% (annualized) to $570.7 billion at March 31, 2009, from $529.9 billion at December 31, 2008. Deposit performance continued to benefit from deeper market penetration, flight to quality and mortgage escrow activity.
OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in financial transactions that are not recorded in the balance sheet, or may be recorded in the balance sheet in amounts that are different from the full contract or notional amount of the transaction. These transactions are designed to (1) meet the financial needs of customers, (2) manage our credit, market or liquidity risks, (3) diversify our funding sources, and/or (4) optimize capital. These are described below as off-balance sheet transactions with unconsolidated entities, and guarantees and certain contingent arrangements.
OFF-BALANCE SHEET TRANSACTIONS WITH UNCONSOLIDATED ENTITIES
In the normal course of business, we enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are corporations, trusts or partnerships that are established for a limited purpose. The majority of SPEs are formed in connection with securitization transactions. In a securitization transaction, assets from our balance sheet are transferred to an SPE, which then issues to investors various forms of interests in those assets and may also enter into derivative transactions. In a securitization transaction, we typically receive cash and/or other interests in an SPE as proceeds for the assets we transfer. Also, in certain transactions, we may retain the right to service the transferred receivables and to repurchase those receivables from the SPE if the outstanding balance of the receivables falls to a level where the cost exceeds the benefits of servicing such receivables.

In connection with our securitization activities, we have various forms of ongoing involvement with SPEs, which may include:

•	underwriting securities issued by SPEs and subsequently making markets in those securities;
•	providing liquidity to support short-term obligations of SPEs issued to third party investors;
•	providing credit enhancement to securities issued by SPEs or market value guarantees of assets held by SPEs through the use of letters of credit, financial guarantees, credit default swaps and total return swaps;
•	entering into other derivative contracts with SPEs;
•	holding senior or subordinated interests in SPEs;
•	acting as servicer or investment manager for SPEs; and
•	providing administrative or trustee services to SPEs.

The SPEs we use are primarily either qualifying SPEs (QSPEs), which are not consolidated if the criteria described below are met, or variable interest entities (VIEs). To qualify as a QSPE, an entity must be passive and must adhere to significant limitations on the types of assets and derivative instruments it may own and the extent of activities and decision making in which it may engage. For example, a QSPE’s activities are generally limited to purchasing assets, passing along the cash flows of those assets to its investors, servicing its assets and, in certain transactions, issuing liabilities. Among other restrictions on a QSPE’s activities, a QSPE may not actively manage its assets through discretionary sales or modifications.
A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, absorbs the majority of a VIE’s variability. A variable interest is a contractual, ownership or other interest that changes with fluctuations in the fair value of the VIE’s net assets.

The following table presents our significant continuing involvement with QSPEs and unconsolidated VIEs.
QUALIFYING SPECIAL PURPOSE ENTITIES AND UNCONSOLIDATED VARIABLE INTEREST ENTITIES

	March 31, 2009			December 31, 2008
	Total		Maximum	Total		Maximum
	entity	Carrying	exposure	entity	Carrying	exposure
(in millions)	assets	value	to loss	assets	value	to loss

QSPEs
Residential mortgage loan securitizations	$1,229,211	$32,143	$34,525	$1,144,775	$29,939	$31,438
Commercial mortgage securitizations	391,114	2,979	6,013	355,267	3,060	6,376
Student loan securitizations	2,776	220	220	2,765	133	133
Auto loan securitizations	3,580	115	115	4,133	115	115
Other	9,955	11	181	11,877	71	1,576

Total QSPEs	$1,636,636	$35,468	$41,054	$1,518,817	$33,318	$39,638

Unconsolidated VIEs
CDOs	$53,439	$15,603	$20,101	$48,802	$15,133	$20,443
Wachovia administered ABCP (1) conduit	9,894	--	10,092	10,767	--	15,824
Asset-based lending structures	15,158	8,939	10,256	11,614	9,096	9,482
Tax credit structures	27,197	4,162	5,040	22,882	3,850	4,926
CLOs	24,691	3,666	4,195	23,339	3,326	3,881
Investment funds	96,497	1,918	2,541	105,808	3,543	3,690
Credit-linked note structures	1,578	1,462	2,241	12,993	1,522	2,303
Money market funds	33,552	(9)	51	31,843	60	101
Other	3,989	4,242	5,031	1,832	3,806	4,699

Total unconsolidated VIEs	$265,995	$39,983	$59,548	$269,880	$40,336	$65,349

(1)	Asset-backed commercial paper.
The table above does not include SPEs and unconsolidated VIEs where our only involvement is in the form of investments in trading securities, investments in securities available for sale or loans underwritten by third parties, or administrative or trustee services. Also not included are investments accounted for in accordance with the AICPA Investment Company Audit Guide, investments accounted for under the cost method and investments accounted for under the equity method.
In the table above, the column titled “Total entity assets” represents the total assets of unconsolidated SPEs. “Carrying value” is the amount in our consolidated balance sheet related to our involvement with the unconsolidated SPEs. “Maximum exposure to loss” from our involvement with off-balance sheet entities is a required disclosure under generally accepted accounting principles and represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
For more information on securitizations, including sales proceeds and cash flows from securitizations, see Note 7 (Securitizations and Variable Interest Entities) to Financial Statements in this Report.

We also have significant involvement with SPEs where the entity holding a majority of the voting interests consolidates the SPE. Wells Fargo Home Mortgage (Home Mortgage), in the ordinary course of business, originates a portion of its mortgage loans through unconsolidated joint ventures in which we own an interest of 50% or less. Loans made by these joint ventures are funded by Wells Fargo Bank, N.A. through an established line of credit and are subject to specified underwriting criteria. The total assets of these mortgage origination joint ventures were approximately $111 million and $46 million at March 31, 2009, and December 31, 2008, respectively. We provide liquidity to these joint ventures in the form of outstanding lines of credit and, at March 31, 2009, and December 31, 2008, these liquidity commitments totaled $128 million and $135 million, respectively.
We also hold interests in other unconsolidated joint ventures formed with unrelated third parties to provide efficiencies from economies of scale. A third party manages our real estate lending services joint ventures and provides customers with title, escrow, appraisal and other real estate-related services. Our fraud prevention services partnership facilitates the exchange of information between financial services organizations to detect and prevent fraud. Total assets of our real estate lending joint ventures and fraud prevention services partnership were approximately $150 million and $132 million at March 31, 2009, and December 31, 2008, respectively.

RISK MANAGEMENT
CREDIT RISK MANAGEMENT PROCESS
Our credit risk management process provides for decentralized management and accountability by our lines of business. Our overall credit process includes comprehensive credit policies, judgmental or statistical credit underwriting, frequent and detailed risk measurement and modeling, extensive credit training programs, and a continual loan review and audit process. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance processes. We continually evaluate and modify our credit policies to address unacceptable levels of risk as they are identified.
Real Estate 1-4 Family Mortgage Loans
As part of the Wachovia acquisition, we acquired residential first and home equity loans that are very similar to the Wells Fargo core originated portfolio. We also acquired the Pick-a-Pay option ARM first mortgage portfolio. The nature of this product creates a potential opportunity for negative amortization. As part of our purchase accounting activities, the option ARM loans with the highest probability of default were identified as SOP 03-3. See “Pick-a-Pay Portfolio” in this Report for additional detail.
The deterioration in specific segments of the Home Equity portfolios required a targeted approach to managing these assets. A liquidating portfolio, consisting of home equity loans generated through third party wholesale channels not behind a Wells Fargo first mortgage, and home equity loans acquired through correspondents, was identified. While the $9.9 billion of loans in this liquidating portfolio represented about 1% of total loans outstanding at March 31, 2009, these loans represented some of the highest risk in the $128.9 billion Home Equity portfolios, with a loss rate of 9.27% compared with 2.09% for the core portfolio. The loans in the liquidating portfolio are largely concentrated in geographic markets that have experienced the most abrupt and steepest declines in housing prices. The core portfolio was $119.1 billion at March 31, 2009, of which 97% was originated through the retail channel, and approximately 16% of the outstanding balance was in a first lien position. The table on the following page includes the credit attributes of these two portfolios.

HOME EQUITY PORTFOLIO (1)

							% of loans
							two payments				Annualized
	Outstanding balances				or more past due				loss rate (1)
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,
(in millions)	2009		2008		2009		2008		2009		2008

Core portfolio (2)(3)
California	$31,784		$31,544		3.56%		2.95%		3.97%		3.94%
Florida	12,067		11,781		3.73		3.36		2.03		4.39
New Jersey	8,086		7,888		1.58		1.41		0.45		0.78
Virginia	5,653		5,688		1.45		1.50		0.76		1.56
Pennsylvania	5,129		5,043		1.04		1.10		0.29		0.52
Other	56,342		56,415		2.06		1.97		1.59		1.59

Total	119,061		118,359		2.53		2.27		2.09		2.39

Liquidating portfolio
California	3,835		4,008		8.49		6.69		13.98		12.32
Florida	492		513		10.35		8.41		13.33		13.60
Arizona	233		244		8.37		7.40		15.04		13.19
Texas	179		191		1.40		1.27		2.66		1.67
Minnesota	122		127		3.88		3.79		6.92		5.25
Other	5,001		5,226		3.96		3.28		5.29		4.73

Total	9,862		10,309		6.10		4.93		9.27		8.27

Total core and liquidating portfolios	$128,923		$128,668		2.80		2.48		2.65		2.87

(1)	Consists of real estate 1-4 family junior lien mortgages and lines of credit secured by real estate from all groups, excluding SOP 03-3 loans.
(2)	Loss rates for 2008 for the core portfolio in the table above reflect results for Wachovia (not included in the Wells Fargo reported results) and Wells Fargo. For fourth quarter 2008, the Wells Fargo core portfolio on a stand-alone basis, outstanding balances and related annualized loss rates were $29,399 million (3.81%) for California, $2,677 million (6.87%) for Florida, $1,925 million (1.29%) for New Jersey, $1,827 million (1.26%) for Virginia, $1,073 million (1.17%) for Pennsylvania, $38,934 million (1.77%) for all other states, and $75,835 million (2.71%) in total.
(3)	Includes equity lines of credit and closed end second liens associated with the Pick-a-Pay portfolio totaling $2.1 billion at March 31, 2009, and December 31, 2008. Related credit losses are reported separately with the Pick-a-Pay portfolio.
Pick-a-Pay Portfolio
We acquired the Pick-a-Pay loan portfolio from Wachovia. This is a liquidating portfolio as we stopped originating new Pick-a-Pay loans in 2008. At March 31, 2009, this portfolio, which excludes equity lines of credit, had an unpaid principal balance of $115.0 billion and a carrying value of $93.2 billion. The carrying value is net of $22.0 billion of purchase accounting net write-downs to reflect SOP 03-3 loans at fair value and a $215 million increase to reflect all other loans at a market rate of interest.
Pick-a-Pay loans are home mortgages on which the customer has the option each month to select from among four payment options: (1) a minimum payment as described below, (2) an interest-only payment, (3) a fully amortizing 15-year payment, or (4) a fully amortizing 30-year payment. Approximately 78% of the Pick-a-Pay portfolio has payment options calculated using a monthly adjustable interest rate; the rest of the portfolio is fixed rate.
The minimum monthly payment for substantially all of our Pick-a-Pay loans is reset annually. The new minimum monthly payment amount usually cannot increase by more than 7.5% of the then-existing principal and interest payment amount. The minimum payment may not be sufficient to pay the monthly interest due and in those situations a loan on which the customer has made a minimum payment is subject to “negative amortization,” where unpaid interest is added to the principal balance of the loan. The amount of interest that has been added to a loan balance is referred to as “deferred interest.” Our Pick-a-Pay customers have been fairly constant in their utilization of the minimum payment option. At March 31, 2009, and December 31, 2008, customers representing 51% of the loan balances with the payment options feature elected the minimum payment option.
Deferral of interest on a Pick-a-Pay loan may continue as long as the loan balance remains below a pre-defined principal cap, which is based on the percentage that the current loan balance represents to the original loan balance. Loans with an original loan-to-value (LTV) ratio equal to or below 85% have a cap of 125% of the original loan balance, and these loans represent substantially all the Pick-a-Pay portfolio. Loans with an original LTV ratio above 85% have a cap of 110% of the original loan balance. Most of the Pick-a-Pay loans on which there is a deferred interest balance re-amortize (the monthly payment amount is reset or “recast”) on the earlier of the date when the loan balance reaches its principal cap, or the 10-year anniversary of the loan. There exists a small population of Pick-a-Pay loans for which recast occurs at the five-year anniversary. After a recast, the customers’ new payment terms are reset to the amount necessary to repay the balance over the remainder of the original loan term.
Based on assumptions of a flat rate environment, if all eligible customers elect the minimum payment option 100% of the time and no balances prepay, we would expect the following balance of loans to recast based on reaching the principal cap: $4 million in the remaining three quarters of 2009, $9 million in 2010, $11 million in 2011 and $32 million in 2012. In first quarter 2009, the amount of loans recast based on reaching the principal cap was de minimus. In addition, we would expect the following balance of ARM loans having a payment change based on the contractual terms of the loan to recast: $20 million in the remaining three quarters of 2009, $51 million in 2010, $70 million in 2011 and $128 million in 2012. A payment change recast occurred on $4 million of loans during first quarter 2009.
Included in the Pick-a-Pay portfolio were loans accounted for under SOP 03-3 with a total unpaid principal balance of $61.6 billion and a carrying value of $39.7 billion at March 31, 2009. Loans that we acquired from Wachovia with evidence of credit quality deterioration since origination and for which it was probable at the date of the Wachovia acquisition that we will be unable to collect all contractually required payments are accounted for under SOP 03-3. SOP 03-3 requires that acquired credit-impaired loans be recorded at fair value and prohibits carrying over of the related allowance in the initial accounting.
The table on the following page reflects the geographic distribution of the Pick-a-Pay portfolio broken out between SOP 03-3 loans and all other loans. In stressed housing markets with declining home prices and increasing delinquencies, the LTV ratio is a key metric in predicting future loan performance, including charge-offs. Because SOP 03-3 loans are carried at fair value, the carrying value LTV ratio for an SOP 03-3 loan will be lower as compared to the LTV based on the unpaid principal. For informational purposes, we have included the ratio of the carrying value to the current collateral value for SOP 03-3 loans in the following table.

PICK-A-PAY PORTFOLIO

	SOP 03-3 loans						All other loans
						Ratio of
						carrying
	Unpaid	Current				value to	Unpaid	Current
	principal	LTV		Carrying		current	principal	LTV		Carrying
(in millions)	balance	ratio	(1)	value	(2)	value	balance	ratio	(1)	value

March 31, 2009
California	$42,216	152%		$26,907		98%	$25,875	90%		$25,979
Florida	6,260	129		3,779		79	5,412	92		5,433
New Jersey	1,750	101		1,271		74	3,358	76		3,372
Texas	475	76		336		54	2,204	60		2,213
Arizona	1,642	161		987		99	1,239	104		1,244
Other states	9,306	110		6,397		77	15,282	79		15,324

Total Pick-a-Pay loans	$61,649			$39,677			$53,370			$53,565

(1)	Current LTV ratio is based on collateral values and is updated quarterly by an independent vendor. LTV ratio includes unpaid principal balance on equity lines of credit (included in the Home Equity Portfolio table on page 29 in this Report) that share common collateral and are junior to the above Pick-a-Pay loans.
(2)	Carrying value, which does not reflect the allowance for loan losses, includes purchase accounting adjustments, which, for SOP 03-3 loans, are a deduction of $25.9 billion nonaccretable difference and an addition of $3.9 billion accretable yield at March 31, 2009, and for all other loans, an adjustment to mark the loans to a market yield at date of merger less any subsequent charge-offs.
To maximize return and allow flexibility for customers to avoid foreclosure, we have in place several loss mitigation strategies for our Pick-a-Pay loan portfolio. We contact customers who are experiencing difficulty and may in certain cases modify the terms of a loan based on a customer’s documented income and other circumstances.
We also have in place proactive steps to work with customers to refinance or restructure their Pick-a-Pay loans into other loan products. For customers at risk, we will offer combinations of term extensions of up to 40 years, interest rate reductions, charge no interest on a portion of the principal for some period of time and, in geographies with substantial property value declines, we will even offer permanent principal reductions. We expect to continually reassess our loss mitigation strategies and may adopt additional strategies in the future.
Wells Fargo Financial
Wells Fargo Financial originates real estate secured debt consolidation loans, and both prime and non-prime auto secured loans, unsecured loans and credit cards.
Wells Fargo Financial had $28.8 billion and $29.1 billion in real estate secured loans at March 31, 2009, and December 31, 2008, respectively. Of this portfolio, $1.8 billion for each period is considered prime based on secondary market standards. The remaining portfolio is non-prime but has been originated with standards that effectively mitigate credit risk. It was originated through our retail channel with documented income, LTV limits based on credit quality and property characteristics, and risk-based pricing. In addition, the loans were originated without teaser rates, interest-only or negative amortization features. Credit losses in the portfolio have increased in the current economic environment compared with historical levels, but performance remained similar to prime portfolios in the industry with overall credit losses in first quarter 2009 of 2.39% (annualized) on the entire portfolio. Of the portfolio, $9.5 billion at

March 31, 2009, was originated with customer FICO scores below 620, but these loans have further restrictions on LTV and debt-to-income ratios to limit the credit risk.
Wells Fargo Financial also had $21.6 billion and $23.6 billion in auto secured loans and leases at March 31, 2009, and December 31, 2008, respectively, of which $5.8 billion and $6.3 billion, respectively, were originated with customer FICO scores below 620. Net charge-offs in this portfolio in first quarter 2009 were 5.11% (annualized) for FICO scores of 620 and above, and 6.88% (annualized) for FICO scores below 620. Of this portfolio, $16.3 billion represented loans and leases originated through its indirect auto business, which Wells Fargo Financial ceased originating near the end of 2008.
Wells Fargo Financial had $7.9 billion and $8.4 billion in unsecured loans and credit card receivables at March 31, 2009, and December 31, 2008, respectively, of which $1.2 billion and $1.3 billion, respectively, was originated with customer FICO scores below 620. Net charge-offs in this portfolio in first quarter 2009 were 12.97% (annualized) for FICO scores of 620 and above, and 19.58% (annualized) for FICO scores below 620. Wells Fargo Financial has been actively tightening credit policies and managing credit lines to reduce exposure given current economic conditions.

Nonaccrual Loans and Other Nonperforming Assets
The following table shows the comparative data for nonaccrual loans and other nonperforming assets. We generally place loans on nonaccrual status when:
•	the full and timely collection of interest or principal becomes uncertain;
•	they are 90 days (120 days with respect to real estate 1-4 family first and junior lien mortgages and auto loans) past due for interest or principal (unless both well-secured and in the process of collection); or
•	part of the principal balance has been charged off.
Note 1 (Summary of Significant Accounting Policies) to Financial Statements in our 2008 Form 10-K describes our accounting policy for nonaccrual loans.
NONACCRUAL LOANS AND OTHER NONPERFORMING ASSETS

	Mar. 31	,	Dec. 31	,	Mar. 31 ,
(in millions)	2009	(1)	2008	(1)	2008

Nonaccrual loans:
Commercial and commercial real estate:
Commercial	$1,696		$1,253		$588
Other real estate mortgage	1,324		594		152
Real estate construction	1,371		989		438
Lease financing	114		92		57

Total commercial and commercial real estate	4,505		2,928		1,235
Consumer:
Real estate 1-4 family first mortgage (2)	4,218		2,648		1,398
Real estate 1-4 family junior lien mortgage	1,418		894		381
Other revolving credit and installment	300		273		196

Total consumer	5,936		3,815		1,975
Foreign	75		57		49

Total nonaccrual loans (3)	10,516		6,800		3,259
As a percentage of total loans	1.25%			0.79%	0.84%
Foreclosed assets:
GNMA loans (4)	768		667		578
Other	1,294		1,526		637
Real estate and other nonaccrual investments (5)	34		16		21

Total nonaccrual loans and other nonperforming assets	$12,612		$9,009		$4,495

As a percentage of total loans	1.50%			1.04%	1.16%

(1)	At March 31, 2009, and December 31, 2008, nonaccrual loans exclude loans acquired from Wachovia that are accounted for under SOP 03-3.
(2)	Includes nonaccrual mortgages held for sale.
(3)	Includes impaired loans of $4,126 million, $3,640 million and $859 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. See Note 5 to Financial Statements in this Report and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K for further information on impaired loans.
(4)	Consistent with regulatory reporting requirements, foreclosed real estate securing Government National Mortgage Association (GNMA) loans is classified as nonperforming. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs.
(5)	Includes real estate investments (contingent interest loans accounted for as investments) that would be classified as nonaccrual if these assets were recorded as loans.
Total nonperforming assets were $12.6 billion (1.50% of total loans) at March 31, 2009, and included $10.5 billion of nonaccrual loans and $2.1 billion of foreclosed assets and repossessed real estate and vehicles. Nonaccrual loans increased $3.7 billion, or 46 basis points as a percentage of total loans, from December 31, 2008, with increases in both the commercial and retail segments. The increase included $1.5 billion related to Wachovia, which grew from a relatively low $97 million at year end as virtually all of the associated nonaccrual loans were no longer considered nonaccrual after applying required purchase accounting. Over 90% of nonaccrual loans are secured. The increases in nonaccrual loans were concentrated primarily in portfolios secured by real estate or with borrowers dependent on the housing industry.
The $2.1 billion increase in nonaccrual consumer loans from December 31, 2008, was due primarily to an increase of $884 million from Wachovia, $405 million in Wells Fargo Financial real estate, $383 million in Home Mortgage and $366 million from the legacy Wells Fargo Home Equity Group. Nonaccrual real estate 1-4 family loans included approximately $3.5 billion of loans at March 31, 2009, that have been modified. Our policy requires six consecutive months of payments on modified loans before they are returned to accrual status. Other foreclosed assets decreased $232 million to $1.3 billion at March 31, 2009, from $1.5 billion at December 31, 2008, which included $885 million from Wachovia. Until conditions improve in the residential real estate and liquidity markets, we will continue to hold more nonperforming assets on our balance sheet as it is currently the most economic option available. Increases in commercial nonperforming assets were also primarily a direct result of the conditions in the residential real estate markets and general consumer economy.
We expect nonperforming asset balances to continue to grow, reflecting an environment where retaining these assets is the most viable economic option, as well as our efforts to modify more real estate loans to reduce foreclosures and keep customers in their homes. We remain focused on proactively identifying problem credits, moving them to nonperforming status and recording the loss content in a timely manner. We have increased and will continue to increase staffing in our workout and collection organizations to ensure these troubled borrowers receive the attention and help they need. See “Financial Review – Allowance for Credit Losses” for additional discussion. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors affecting a particular borrower.

Loans 90 Days or More Past Due and Still Accruing
Loans included in this category are 90 days or more past due as to interest or principal and still accruing, because they are (1) well-secured and in the process of collection or (2) real estate 1-4 family first mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual. Loans acquired from Wachovia that are subject to SOP 03-3 are excluded from the disclosure of loans 90 days or more past due and still accruing interest even though certain of them are 90 days or more contractually past due and they are considered to be accruing because the interest income on these loans relates to the establishment of an accretable yield in purchase accounting under the SOP and not to contractual interest payments.
The total of loans 90 days or more past due and still accruing was $14,736 million at March 31, 2009, $11,830 million at December 31, 2008, (Wachovia and Wells Fargo combined), and $6,919 million at March 31, 2008. The total included $9,509 million, $8,184 million and $5,288 million for the same periods, respectively, in advances pursuant to our servicing agreements to GNMA mortgage pools and similar loans whose repayments are insured by the FHA or guaranteed by the Department of Veterans Affairs.
The table below reflects loans 90 days or more past due and still accruing excluding the insured/guaranteed GNMA advances.
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
(EXCLUDING INSURED/GUARANTEED GNMA AND SIMILAR LOANS)

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2009		2008	(2)	2008

Commercial and commercial real estate:
Commercial	$417		$218		$29
Other real estate mortgage	355		88		24
Real estate construction	624		232		15

Total commercial and commercial real estate	1,396		538		68
Consumer:
Real estate 1-4 family first mortgage (1)	1,361		883		314
Real estate 1-4 family junior lien mortgage	598		457		228
Credit card	738		687		449
Other revolving credit and installment	1,105		1,047		532

Total consumer	3,802		3,074		1,523
Foreign	29		34		40

Total	$5,227		$3,646		$1,631

(1)	Includes mortgage loans held for sale 90 days or more past due and still accruing.
(2)	The amount of real estate 1-4 family first and junior lien mortgage loan delinquencies as originally reported at December 31, 2008, included certain SOP 03-3 loans previously classified as nonaccrual by Wachovia. The December 31, 2008, amounts have been revised to exclude those loans.

Net Charge-offs
Net charge-offs in first quarter 2009 were $3.3 billion (1.54% of average total loans outstanding, annualized), including $371 million in the Wachovia portfolio, compared with $2.8 billion (2.69%) in fourth quarter 2008 and $1.5 billion (1.60%) in first quarter 2008. Commercial and commercial real estate losses remained at relatively low levels reflecting the historically disciplined underwriting standards applied by Wells Fargo and the customer-relationship focus in this portfolio. Losses in residential real estate and credit cards rose modestly in the quarter, in line with expectations, while other credit losses, principally indirect auto, declined due to seasonality and our risk reduction actions in indirect auto over the last two years.
Net charge-offs in the 1-4 family first mortgage portfolio totaled $391 million in first quarter 2009. These results included $310 million from legacy Wells Fargo, which increased $117 million linked quarter. Our relatively high-quality 1-4 family first mortgage portfolio continued to reflect relatively low loss rates although until housing prices fully stabilize, these credit results will continue to deteriorate. Credit card charge-offs increased $131 million linked quarter to $582 million in first quarter 2009, including $48 million relating to the $2.4 billion Wachovia portfolio. We continued to see increases in delinquency and loss levels in the consumer unsecured loan portfolios as a result of higher unemployment. Losses in the auto portfolio decreased $47 million linked quarter reflecting improvements from seasonality and portfolio balance reduction over the past several quarters.
Net charge-offs in the real estate 1-4 family junior lien portfolio of $847 million in first quarter 2009 included $801 million in the legacy Wells Fargo portfolio, which increased $99 million linked quarter as residential real estate values continued to be depressed. These results are not solely driven by declining home values. As more customers seek to modify their first mortgages, there may be an adverse effect on the credit performance of junior lien holders behind these modifications. More information about the Home Equity portfolio is available on page 29.
Commercial and commercial real estate net charge-offs of $697 million in first quarter 2009 included $667 million in the legacy Wells Fargo portfolio, down $175 million linked quarter, which included $294 million related to the customers of the Madoff investment firm. The linked-quarter trends also reflected a $100 million increase relating to our Business Direct portfolio while other commercial losses declined and remained at relatively low levels. Wholesale credit results continued to deteriorate. Commercial lending requests slowed during first quarter 2009 as borrowers reduced their receivable and inventory levels to conserve cash.

Allowance for Credit Losses
The allowance for credit losses, which consists of the allowance for loan losses and the reserve for unfunded credit commitments, is management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date and excludes loans carried at fair value. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. See “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” in our 2008 Form 10-K for additional information.
We apply a consistent methodology to determine the allowance for credit losses, using both forecasted and historical loss trends, adjusted for underlying economic and market conditions. For individually graded (typically commercial) portfolios, we generally use loan-level credit quality ratings, which require knowledge about the borrower, industry and collateral value, combined with historically-based grade specific loss factors. For statistically managed portfolios (typically consumer), we generally leverage models which use credit-related characteristics such as delinquency rates and trends, vintages, and portfolio concentrations to estimate loss content. Additionally, individual commercial impaired loans greater than $5 million and troubled debt restructurings (TDRs) are reserved for individually. The level of the allowance for credit losses is affected by credit performance, changes in portfolio composition, and management’s assessment of the economic environment and related impact on underlying credit risk. While the allowance is built using product/business segment estimates, it is available to absorb losses for the entire loan portfolio.
At March 31, 2009, the allowance for loan losses totaled $22.3 billion (2.64% of total loans), compared with $21.0 billion (2.43%) at December 31, 2008, and $5.8 billion (Wells Fargo only) (1.50%) at March 31, 2008. The allowance for credit losses was $22.8 billion (2.71%) at March 31, 2009, $21.7 billion (2.51%) at December 31, 2008, and $6.0 billion (1.56%)(Wells Fargo only) at March 31, 2008. The allowance for credit losses at March 31, 2009, did not include any amounts related to credit-impaired loans acquired from Wachovia accounted for under SOP 03-3. The reserve for unfunded credit commitments was $565 million at March 31, 2009, $698 million at December 31, 2008, and $210 million at March 31, 2008.
Total provision expense in first quarter 2009 was $4.6 billion and included a credit reserve build of $1.3 billion. The $1.3 billion reserve build was primarily driven by two factors: (1) deterioration in economic conditions that increased the projected losses in our statistically managed portfolios, and (2) increases in specific reserves under FAS 114 for both commercial loans and TDRs. The increase in reserves for TDRs is associated with loan modification programs designed to keep qualifying borrowers in their homes. We anticipate further increases in TDR volumes as we continue to utilize government sponsored programs and other methods to minimize foreclosures and associated credit losses.
The application of SOP 03-3 to loans acquired from Wachovia affects net charge-offs and nonaccrual loans as described in “Loans” in this Report and, therefore, the allowance ratios associated with these measures should not be relied upon as a tool for determining adequacy of the allowance and should not be used to compare our allowance to peer banks or to compare our ratios for periods that include the application of SOP 03-3 to those that do not.

The ratio of the allowance for credit losses to total nonaccrual loans was 217%, 319% and 185% at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The decrease in this ratio from December 31, 2008, was due to the 55% increase in nonaccrual loans. The increase in this ratio from a year ago reflects the addition of the Wachovia allowance for loan losses and the reduction of nonaccrual loans in the Wachovia portfolio resulting from the application of SOP 03-3.
The ratio of the allowance for credit losses to annualized net charge-offs was 173%, 191% and 97% for March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The increase in this ratio from a year ago is largely a function of increased loss expectations. The decrease from December 31, 2008, is directly related to the addition of Wachovia charge-offs in first quarter 2009. Loan losses for the quarter excluded those losses from SOP 03-3 loans as these loans have already been reduced to their fair value, the result being significantly lower losses on the balance of the portfolio.
We believe the allowance for credit losses of $22.8 billion was adequate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, at March 31, 2009. Due to the sensitivity of the allowance for credit losses to changes in the economic environment, it is possible that unanticipated economic deterioration would create incremental credit losses not anticipated as of the balance sheet date. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market conditions and ongoing internal and external examination processes. Our process for determining the adequacy of the allowance for credit losses is discussed in “Financial Review – Critical Accounting Policies – Allowance for Credit Losses” and Note 6 (Loans and Allowance for Credit Losses) to Financial Statements in our 2008 Form 10-K.

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
We assess interest rate risk by comparing our most likely earnings plan with various earnings simulations using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, as of March 31, 2009, our most recent simulation indicated estimated earnings at risk of approximately 4% of our most likely earnings plan using a scenario in which the federal funds rate rises to 2.75% and the 10-year Constant Maturity Treasury bond yield rises to 3.45% by the end of 2009. Simulation estimates depend on, and will change with, the size and mix of our actual and projected balance sheet at the time of each simulation. Due to timing differences between the quarterly valuation of MSRs and the eventual impact of interest rates on mortgage banking volumes, earnings at risk in any particular quarter could be higher than the average earnings at risk over the 12-month simulation period, depending on the path of interest rates and on our hedging strategies for MSRs. See “Mortgage Banking Interest Rate and Market Risk” in this Report.

We use exchange-traded and over-the-counter interest rate derivatives to hedge our interest rate exposures. The notional or contractual amount and fair values of these derivatives as of March 31, 2009, and December 31, 2008, are presented in Note 12 (Derivatives) to Financial Statements in this Report. We use derivatives for asset/liability management in three main ways:
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
Mortgage Banking Interest Rate and Market Risk
We originate, fund and service mortgage loans, which subjects us to various risks, including credit, liquidity and interest rate risks. Based on market conditions and other factors, we reduce credit and liquidity risks by selling or securitizing some or all of the long-term fixed-rate mortgage loans we originate and most of the ARMs we originate. On the other hand, we may hold originated ARMs and fixed-rate mortgage loans in our loan portfolio as an investment for our growing base of core deposits. We determine whether the loans will be held for investment or held for sale at the time of commitment. We may subsequently change our intent to hold loans for investment and sell some or all of our ARMs or fixed-rate mortgages as part of our corporate asset/liability management. We may also acquire and add to our securities available for sale a portion of the securities issued at the time we securitize mortgages held for sale.
Notwithstanding the continued downturn in the housing sector, and the continued lack of liquidity in the nonconforming secondary markets, our mortgage banking revenue growth continued to be positive, reflecting the complementary origination and servicing strengths of the business. The secondary market for agency-conforming mortgages functioned well during the quarter. The mortgage warehouse and pipeline, which predominantly consists of prime mortgage loans, incurred a $39 million liquidity related write-down in first quarter 2009. In addition, we further reduced mortgage origination gains by $78 million in first quarter 2009, primarily to reflect an increase to the repurchase reserve for higher projected losses due to the continuing deterioration in the housing market.
Interest rate and market risk can be substantial in the mortgage business. Changes in interest rates may potentially impact total origination and servicing fees, the value of our residential MSRs measured at fair value, the value of mortgages held for sale (MHFS) and the associated income and loss reflected in mortgage banking noninterest income, the income and expense associated with instruments (economic hedges) used to hedge changes in the fair value of MSRs and MHFS, and the value of derivative loan commitments (interest rate “locks”) extended to mortgage applicants.
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
Under FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which we adopted January 1, 2007, we elected to measure MHFS at fair value prospectively for new prime MHFS originations for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. At December 31, 2008, we elected to measure at fair value similar MHFS acquired from Wachovia. Loan origination fees on these loans are recorded when earned, and related direct loan origination costs and fees are recognized when incurred. We also elected to measure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe that the election for new prime MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets. During 2008 and in first quarter 2009, in response to continued secondary market illiquidity, we continued to originate certain prime non-agency loans to be held for investment for the foreseeable future rather than to be held for sale.
Under FAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, we elected to use the fair value measurement method to initially measure and carry our residential MSRs, which represent substantially all of our MSRs. Under this method, the MSRs are recorded at fair value at the time we sell or securitize the related mortgage loans. The carrying value of MSRs reflects changes in fair value at the end of each quarter and changes are included in net servicing income, a component of mortgage banking noninterest income. If the fair value of the MSRs increases, income is recognized; if the fair value of the MSRs decreases, a loss is recognized. We use a dynamic and sophisticated model to estimate the fair value of our MSRs and periodically benchmark our estimates to independent appraisals. The valuation of MSRs can be highly subjective and involve complex judgments by management about matters that are inherently unpredictable. Changes in interest rates influence a variety of significant assumptions included in the periodic valuation of MSRs, including prepayment speeds, expected returns and potential risks on the servicing asset portfolio, the value of escrow balances and other servicing valuation elements.
A decline in interest rates generally increases the propensity for refinancing, reduces the expected duration of the servicing portfolio and therefore reduces the estimated fair value of MSRs. This reduction in fair value causes a charge to income (net of any gains on free-standing derivatives (economic hedges) used to hedge MSRs). We may choose not to fully hedge all of the potential decline in the value of our MSRs resulting from a decline in interest rates because the potential increase in origination/servicing fees in that scenario provides a partial “natural business hedge.” An increase in interest rates generally reduces the propensity for refinancing, extends the expected duration of the servicing portfolio and therefore increases the estimated fair value of the MSRs. However, an increase in interest rates can also reduce mortgage loan demand and therefore reduce origination income. In first quarter 2009, a $2.8 billion decrease in the fair value of our MSRs and $3.7 billion of gains on free-standing derivatives used to hedge the MSRs resulted in a net gain of $875 million.

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
The total carrying value of our residential and commercial MSRs was $13.6 billion at March 31, 2009, and $16.2 billion at December 31, 2008. The weighted-average note rate on the owned servicing portfolio was 5.83% at March 31, 2009, and 5.92% at December 31, 2008. Our total MSRs were 0.74% of mortgage loans serviced for others at March 31, 2009, compared with 0.87% at December 31, 2008.
As part of our mortgage banking activities, we enter into commitments to fund residential mortgage loans at specified times in the future. A mortgage loan commitment is an interest rate lock that binds us to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock. These loan commitments are derivative loan commitments if the loans that will result from the exercise of the commitments will be held for sale. These derivative loan commitments are recognized at fair value in the balance sheet with changes in their fair values recorded as part of mortgage banking noninterest income. We were required by Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings, to include at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan commitment is affected primarily by changes in interest rates and the passage of time.

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
Market Risk – Trading Activities
From a market risk perspective, our net income is exposed to changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and their implied volatilities. The primary purpose of our trading businesses is to accommodate customers in the management of their market price risks. Also, we take positions based on market expectations or to benefit from price differences between financial instruments and markets, subject to risk limits established and monitored by Corporate ALCO. All securities, foreign exchange transactions, commodity transactions and derivatives used in our trading businesses are carried at fair value. The Institutional Risk Committee establishes and monitors counterparty risk limits. The credit risk amount and estimated net fair value of all customer accommodation derivatives at March 31, 2009, and December 31, 2008, are included in Note 12 (Derivatives) to Financial Statements in this Report. Open “at risk” positions for all trading business are monitored by Corporate ALCO.
The standardized approach for monitoring and reporting market risk for the trading activities consists of value-at-risk (VAR) metrics complemented with factor analysis and stress testing. VAR measures the worst expected loss over a given time interval and within a given confidence interval. We measure and report daily VAR at a 99% confidence interval based on actual changes in rates and prices over the past 250 trading days. The analysis captures all financial instruments that are considered trading positions. The average one-day VAR throughout first quarter 2009 was $103 million, with a lower bound of $83 million and an upper bound of $130 million.
Market Risk – Equity Markets
We are directly and indirectly affected by changes in the equity markets. We make and manage direct equity investments in start-up businesses, emerging growth companies, management buy-outs, acquisitions and corporate recapitalizations. We also invest in non-affiliated funds that make similar private equity investments. These private equity investments are made within capital allocations approved by management and the Board of Directors (the Board). The Board’s policy is to review business developments, key risks and historical returns for the private equity investment portfolio at least annually. Management reviews the valuations of these investments at least quarterly and assesses them for possible other-than-temporary impairment. For nonmarketable investments, the analysis is based on facts and circumstances of each individual investment and the expectations for that investment’s cash flows and capital needs, the viability of its business model and our exit strategy. Nonmarketable investments included private equity investments of $2.59 billion and $2.71 billion and principal investments of $1.27 billion and $1.28 billion at March 31, 2009, and December 31, 2008, respectively. Private equity investments are carried at cost subject to other-than-temporary impairment. Principal investments are carried at fair value with net unrealized gains and losses reported in noninterest income.
We also have marketable equity securities in the securities available-for-sale portfolio, including securities relating to our venture capital activities. We manage these investments within capital risk limits approved by management and the Board and monitored by Corporate ALCO. Gains and losses on these securities are recognized in net income when realized and periodically include other-than-temporary impairment charges. The fair value of marketable equity securities was $5.18 billion and cost was $5.83 billion at March 31, 2009, and $6.14 billion and $6.30 billion, respectively, at December 31, 2008.
Changes in equity market prices may also indirectly affect our net income by affecting (1) the value of third party assets under management and, hence, fee income, (2) particular borrowers whose ability to repay principal and/or interest may be affected by the stock market, or (3) brokerage activity, related commission income and other business activities. Each business line monitors and manages these indirect risks.

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
Debt securities in the securities available-for-sale portfolio provide asset liquidity, in addition to the immediately liquid resources of cash and due from banks and federal funds sold, securities purchased under resale agreements and other short-term investments. Asset liquidity is further enhanced by our ability to sell or securitize loans in secondary markets and to pledge loans to access secured borrowing facilities through the Federal Home Loan Banks, the Federal Reserve Board or the United States Department of the Treasury (Treasury Department).
Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. Additional funding is provided by long-term debt (including trust preferred securities), other foreign deposits and short-term borrowings (federal funds purchased, securities sold under repurchase agreements, commercial paper and other short-term borrowings).
Liquidity is also available through our ability to raise funds in a variety of domestic and international money and capital markets. We access capital markets for long-term funding through issuances of registered debt securities, private placements and asset-backed secured funding. Rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, and level and quality of earnings. Material changes in these factors could result in a different debt rating; however, a change in debt rating would not cause us to violate any of our debt covenants. Wells Fargo Bank, N.A. is rated “Aa2,” by Moody’s Investors Service, and “AA+,” by Standard & Poor’s Rating Services.
Wells Fargo is participating in the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components: the Debt Guarantee Program, which provides a temporary guarantee of newly issued senior unsecured debt issued by eligible entities; and the Transaction Account Guarantee Program, which provides a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions. Under the Debt Guarantee Program, we had $88.2 billion of remaining capacity to issue guaranteed debt as of March 31, 2009. Eligible entities are assessed fees payable to the FDIC for coverage under the program. This assessment is in addition to risk-based deposit insurance assessments currently imposed under FDIC rules and regulations.
Federal Home Loan Bank Membership
We are a member of the Federal Home Loan Bank of Atlanta, the Federal Home Loan Bank of Dallas, the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of San Francisco (collectively, the FHLBs). Each member of each of the FHLBs is required to maintain a minimum investment in capital stock of the applicable FHLB. The Board of Directors of each FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board. Because the extent of any obligation to increase our investment in any of the FHLBs depends entirely upon the occurrence of a future event, potential future payments to the FHLBs are not determinable.
Parent. Under SEC rules, the Parent is classified as a “well-known seasoned issuer,” which allows it to file a registration statement that does not have a limit on issuance capacity. “Well-known seasoned issuers” generally include those companies with a public float of common equity of at least $700 million or those companies that have issued at least $1 billion in aggregate principal amount of non-convertible securities, other than common equity, in the last three years. In June 2006, the Parent’s registration statement with the SEC for issuance of senior and subordinated notes, preferred stock and other securities became effective. The Parent’s ability to issue debt and other securities under this registration statement is limited by the debt issuance authority granted by the Board. The Parent is currently authorized by the Board to issue $60 billion in outstanding short-term debt and $170 billion in outstanding long-term debt, subject to a total outstanding debt limit of $230 billion. At March 31, 2009, the Parent had outstanding debt under these authorities of $15.7 billion, $133.9 billion and $149.6 billion, respectively. During first quarter 2009, the Parent issued a total of $3.5 billion in registered senior notes guaranteed by the FDIC. We used the proceeds from securities issued in first quarter 2009 for general corporate purposes and expect that the proceeds from securities issued in the future will also be used for general corporate purposes. The Parent also issues commercial paper from time to time, subject to its short-term debt limit.
Wells Fargo Bank, N.A. Wells Fargo Bank, N.A. is authorized by its board of directors to issue $100 billion in outstanding short-term debt and $50 billion in outstanding long-term debt. In December 2007, Wells Fargo Bank, N.A. established a $100 billion bank note program under which, subject to any other debt outstanding under the limits described above, it may issue $50 billion in outstanding short-term senior notes and $50 billion in long-term senior or subordinated notes. During first quarter 2009, Wells Fargo Bank, N.A. issued $7.5 billion in short-term notes. At March 31, 2009, Wells Fargo Bank, N.A. had remaining issuance capacity on the bank note program of $45.7 billion in short-term senior notes and $46.4 billion in long-term senior or subordinated notes, respectively. Securities are issued under this program as private placements in accordance with Office of the Comptroller of the Currency (OCC) regulations.
Wachovia Bank, N.A. Wachovia Bank, N.A. had $49.0 billion available for issuance under a global note program at March 31, 2009. Wachovia Bank, N.A. also has a $25 billion Euro medium-term note program (EMTN) under which it may issue senior and subordinated debt securities. These securities are not registered with the SEC and may not be offered in the U.S. without applicable exemptions from registration. Under the EMTN, Wachovia Bank, N.A. had up to $22.4 billion available for issuance at March 31, 2009. In addition, Wachovia Bank, N.A. has an A$10 billion Australian medium-term note program (AMTN), under which it may issue senior and subordinated debt securities. These securities are not registered with the SEC and may not be offered in the U.S. without applicable exemptions from registration. Up to A$8.5 billion was available for issuance at March 31, 2009.

Wells Fargo Financial. In February 2008, Wells Fargo Financial Canada Corporation (WFFCC), an indirect wholly-owned Canadian subsidiary of the Parent, qualified with the Canadian provincial securities commissions CAD$7.0 billion in medium-term notes for distribution from time to time in Canada. At March 31, 2009, CAD$6.5 billion remained available for future issuance. All medium-term notes issued by WFFCC are unconditionally guaranteed by the Parent.
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
In 2007, the Board authorized the repurchase of up to 200 million additional shares of our outstanding common stock and, in September 2008, the repurchase of up to 25 million additional shares. During first quarter 2009, we repurchased approximately 2 million shares of our common stock. At March 31, 2009, the total remaining common stock repurchase authority was approximately 12 million shares. For additional information regarding share repurchases and repurchase authorizations, see Part II Item 2 of this Report.
Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Securities Exchange Act including a limitation on the daily volume of repurchases. Rule 10b-18 imposes an additional daily volume limitation on share repurchases during a pending merger or acquisition in which shares of our stock will constitute some or all of the consideration. Our management may determine that during a pending stock merger or acquisition when the safe harbor would otherwise be available, it is in our best interest to repurchase shares in excess of this additional daily volume limitation. In such cases, we intend to repurchase shares in compliance with the other conditions of the safe harbor, including the standing daily volume limitation that applies whether or not there is a pending stock merger or acquisition.
Our potential sources of capital include retained earnings and issuances of common and preferred stock. In first quarter 2009, retained earnings increased $406 million, a major portion from Wells Fargo net income of $3.05 billion, less common and preferred dividends and accretion of $2.10 billion. In first quarter 2009, we issued approximately 35 million shares, or $543 million, of common stock (including shares issued for our ESOP plan) under various employee benefit and director plans and under our dividend reinvestment and direct stock repurchase programs.

On October 28, 2008, at the request of the Treasury Department and pursuant to a Letter Agreement and related Securities Purchase Agreement dated October 26, 2008 (the Securities Purchase Agreements), we issued to the Treasury Department 25,000 shares of a new class of Wells Fargo’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D without par value, having a liquidation amount per share equal to $1,000,000, for a total price of $25 billion. We pay cumulative dividends on the preferred securities at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Unless permitted under the provisions of the American Recovery and Reinvestment Act of 2009, we may not redeem the preferred securities during the first three years except with the proceeds from a “qualifying equity offering.” After three years, we may, at our option, redeem the preferred securities at par value plus accrued and unpaid dividends. The preferred securities are generally non-voting. Prior to October 28, 2011, unless we have redeemed the preferred securities or the Treasury Department has transferred the preferred securities to a third party, the consent of the Treasury Department will be required for us to increase our common stock dividend or repurchase our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreements. The terms of the Treasury Department’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. As part of its purchase of the preferred securities, the Treasury Department also received warrants to purchase 110,261,688 shares of our common stock at an initial per share exercise price of $34.01, subject to customary anti-dilution provisions. The warrants expire ten years from the issuance date. Both the preferred securities and warrants are accounted for as components of Tier 1 capital.
In March 2009, we reduced our common stock dividend by 85% to $0.05 per share, enhancing our ability to build capital.
At March 31, 2009, the Company and each of our subsidiary banks were “well capitalized” under the applicable regulatory capital adequacy guidelines. For additional information see Note 19 (Regulatory and Agency Capital Requirements) to Financial Statements in this Report.
On May 7, 2009, the Federal Reserve confirmed that under its adverse stress test scenario the Company’s Tier 1 capital exceeded the minimum level needed for well-capitalized institutions. In conjunction with the stress test, the Company has agreed with the Federal Reserve to increase common equity by $13.7 billion by November 9, 2009. On May 8, 2009, the Company agreed to issue 341 million shares of its common stock at a price of $22 per share. Also on May 8, 2009, the underwriters in the offering exercised their option to purchase up to an additional 51.15 million shares of common stock from the Company at $22 per share to cover over-allotments. The Company will receive net proceeds of $8.4 billion from the offering including the exercise of the over-allotment option. The Company expects to satisfy the remainder of the capital requirement through profits and other internally generated sources. The Company can satisfy any part of the capital requirement by exchanging up to $13.7 billion of its $25 billion of Capital Purchase Program (CPP) funds for the Treasury’s Capital Assistance Program (CAP) on a dollar-for-dollar basis.

Tangible Common Equity
We strengthened our capital position in first quarter 2009. Tangible common equity (TCE) was $41.1 billion at quarter end, an increase of $4.5 billion. The ratio of TCE to tangible assets was 3.28%, up from 2.86% at December 31, 2008. TCE was 3.84% of risk-weighted assets. At March 31, 2009, Tier 1 capital was $89.0 billion and the Tier 1 capital ratio was 8.30%, up from 7.84% at December 31, 2008.

		Quarter ended
			Mar. 31 ,		Dec. 31 ,
(in billions)			2009		2008

Total equity			$107.1		$102.3
Less: Preferred equity			(30.9)		(30.8)
Goodwill and intangible assets (other than MSRs)		$(38.5)		$(38.1)
Applicable deferred taxes		5.7		5.6

Goodwill and intangible assets, net of deferred taxes			(32.8)		(32.5)
Noncontrolling interests			(2.3)		(2.4)

Tangible common equity (1)	(A)		$41.1		$36.6

Total assets			$1,285.9		$1,309.6
Less: Goodwill and intangible assets, net of deferred taxes			(32.8)		(32.5)

Tangible assets	(B)		$1,253.1		$1,277.1

Tangible common equity ratio	(A)/(B)		3.28%		2.86%

Total risk-weighted assets (2)	(C)		$1,071.5		$1,101.3

Tangible common equity to total risk-weighted assets	(A)/(C)		3.84%		3.32%

(1)	Tangible common equity, a non-GAAP financial measure, includes total equity, less preferred equity, goodwill and intangible assets (excluding MSRs), net of related deferred taxes, and the portion of noncontrolling interests accounted for under FAS 160 that does not have risk sharing attributes similar to common equity. Management reviews tangible common equity along with other measures of capital as part of its financial analyses and has included this information because of current interest on the part of market participants in tangible common equity as a measure of capital. The methodology of determining tangible common equity may differ among companies.
(2)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.
RISK FACTORS
An investment in the Company involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. We discuss in this Report, as well as in other documents we file with the SEC, risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. We refer you to the Financial Review section and Financial Statements (and related Notes) in this Report for more information about credit, interest rate, market and litigation risks, to the “Risk Factors” and “Regulation and Supervision” sections and Note 15 (Guarantees and Legal Actions) to Financial Statements in our 2008 Form 10-K for a detailed discussion of risk factors, and to the discussion below that supplements the “Risk Factors” section of the 2008 Form 10-K. Any factor described in this Report or in our 2008 Form 10-K could by itself, or together with other factors, adversely affect our financial results and condition. There are factors not discussed below or elsewhere in this Report that could adversely affect our financial results and condition.

In accordance with the Private Securities Litigation Reform Act of 1995, we caution you that one or more of these same risk factors could cause actual results to differ significantly from projections or forecasts of our financial results and condition and expectations for our operations and business that we make in forward-looking statements in this Report and in presentations and other Company communications. We make forward-looking statements when we use words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” “will,” “may,” “can” and similar expressions. Do not unduly rely on forward-looking statements, as actual results could differ significantly. Forward-looking statements speak only as of the date made, and we do not undertake to update them to reflect changes or events that occur after that date that may affect whether those forecasts and expectations continue to reflect management’s beliefs or the likelihood that the forecasts and expectations will be realized.
In this Report we make forward-looking statements that:
•	we believe our allowance for credit losses at March 31, 2009, was adequate to cover expected consumer losses for at least the next 12 months and to provide approximately 24 months of anticipated loss coverage for the commercial and commercial real estate portfolios;
•	we expect to generate $5 billion of annual merger-related expense savings, which will begin to emerge in the second quarter and are expected to be fully realized upon completion of the integration;
•	we expect total integration expense to be substantially less than our original estimate of $7.9 billion and to be spread over the integration period rather than all by year-end 2009;
•	we expect additional efficiency initiatives to lower expenses over the remainder of 2009;
•	we expect to satisfy the remaining capital requirement relating to the recently completed stress test through profits and other internally generated sources;
•	losses on the combined Wells Fargo and Wachovia loan portfolios will increase as long as the U.S. economy remains weak;
•	we believe actions described in this Report that we have taken to reduce credit risk better position us for continued deterioration and economic headwinds;
•	to the extent the market does not recover, the residential mortgage business could continue to have increased loss severity on repurchases, causing future increases in the repurchase reserve;
•	we could have significant losses on unsaleable loans until the housing market recovers;
•	we will continue to hold more nonperforming assets on our balance sheet until conditions improve in the residential real estate and liquidity markets;
•	we expect nonperforming asset balances to continue to grow;
•	charge-offs on Wachovia loans accounted for under SOP 03-3 are not expected to reduce income in future periods to the extent the original estimates used to determine the purchase accounting adjustments continue to be accurate;
•	we expect changes in the fair value of derivative financial instruments used to hedge outstanding derivative loan commitments will fully or partially offset the changes in fair value of the commitments;
•	we expect that $34 million of deferred net loss on derivatives in other comprehensive income at March 31, 2009, will be reclassified as earnings during the next twelve months;
•	we do not expect that we will be required to make a minimum contribution in 2009 for the Cash Balance Plan; and

•	we expect actions taken with respect to the Wells Fargo qualified and supplemental Cash Balance Plans and the Wachovia Pension Plan will reduce pension cost by approximately $330 million in 2009.
Several factors could cause actual results to differ significantly from expectations including:
•	current economic and market conditions;
•	our capital requirements and ability to raise capital on favorable terms;
•	the terms of capital investments or other financial assistance provided by the U.S. government;
•	legislative proposals to allow mortgage cram-downs in bankruptcy or require other loan modifications;
•	our ability to successfully integrate the Wachovia merger and realize the expected cost savings and other benefits;
•	our ability to realize the recently announced efficiency initiatives to lower expenses when and in the amount expected;
•	the adequacy of our allowance for credit losses;
•	recognition of other-than-temporary impairment on securities held in our available-for-sale portfolio;
•	the effect of changes in interest rates on our net interest margin and our mortgage originations, mortgage servicing rights and mortgages held for sale;
•	hedging gains or losses; disruptions in the capital markets and reduced investor demand for mortgages loans;
•	our ability to sell more products to our customers;
•	the effect of the economic recession on the demand for our products and services;
•	the effect of the fall in stock market prices on fee income from our brokerage, asset and wealth management businesses;
•	our election to provide support to our mutual funds for structured credit products they may hold;
•	changes in the value of our venture capital investments;
•	changes in our accounting policies or in accounting standards or in how accounting standards are to be applied;
•	mergers and acquisitions;
•	federal and state regulations;
•	reputational damage from negative publicity, fines, penalties and other negative consequences from regulatory violations;
•	the loss of checking and saving account deposits to other investments such as the stock market; and
•	fiscal and monetary policies of the Federal Reserve Board.
There is no assurance that our allowance for credit losses will be adequate to cover future credit losses, especially if credit markets, housing prices and unemployment do not stabilize. Increases in loan charge-offs or in the allowance for credit losses and related provision expense could materially adversely affect our financial results and condition.

The following risk factors supplement the discussion under “Risk Factors” contained in our 2008 Form 10-K.
The Company’s participation in government programs to modify first and second lien mortgage loans could adversely affect the amount and timing of the Company’s earnings and credit losses relating to those loans.
The Treasury Department recently announced guidelines for its first and second lien modification programs under its Making Home Affordable Program. Participation in the programs could result in a reduction in the principal balances of real estate 1-4 family first and second lien mortgage loans held by the Company and the acceleration of loss recognition on those loans. In addition to the principal reduction aspect of the programs, loan modification efforts can impact the interest rate and term of these loans which would have a correlated impact to total return on those assets and timing of those returns. Participation in the programs as a servicer could reduce servicing income to the extent the principal balance of a serviced loan is reduced or because it increases the cost of servicing a loan.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.
As described under “Capital Management,” in connection with the completion of the Supervisory Capital Assessment Program, we have agreed with our federal banking regulators to increase our Tier 1 common equity by $13.7 billion by November 9, 2009. In addition to the 392.15 million shares of our common stock sold on May 8, 2009, we currently expect to increase our Tier 1 common equity through profits and other internally generated sources. Although not currently contemplated, we could also achieve any portion of the required increase in our Tier 1 common equity by exchanging (with the approval of the Department of the Treasury) a number of shares of the Series D Preferred Stock we issued to the Department of the Treasury under the Capital Purchase Program for shares of our mandatory convertible preferred stock under the Department of the Treasury’s Capital Assistance Program, or for common stock or another common equivalent security that the Department of the Treasury otherwise agrees to purchase, directly or indirectly. Such an exchange could also involve the issuance of warrants to the Department of the Treasury to purchase additional shares of our common stock as contemplated by the published terms of the Capital Assistance Program. The issuance of additional shares of common stock or common equivalent securities in future equity offerings, to the Department of the Treasury under the Capital Assistance Program or otherwise will dilute the ownership interest of our existing common stockholders. There can be no assurances that we will not in the future determine that it is advisable, or that we will not encounter circumstances where we determine it is necessary, to issue additional shares of common stock or common equivalent securities to fund strategic initiatives or other business needs or to build additional capital. The market price of our common stock could decline as a result of such offerings, as well as other sales of a large block of shares of our common stock or similar securities, including warrants, in the market thereafter, or the perception that such sales could occur.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness, as of March 31, 2009, of the Company’s disclosure controls and procedures. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
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
On December 31, 2008, the Company completed its acquisition of Wachovia. The Company considers the acquisition reasonably likely to materially affect its internal control over financial reporting. The Company has extended its internal control oversight and monitoring processes to include Wachovia. Except as described above for the Wachovia acquisition, no change occurred during first quarter 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Quarter ended March 31		,
(in millions, except per share amounts)	2009	2008

INTEREST INCOME
Trading assets	$266	$47
Securities available for sale	2,709	1,132
Mortgages held for sale	415	394
Loans held for sale	67	12
Loans	10,765	7,212
Other interest income	91	52

Total interest income	14,313	8,849

INTEREST EXPENSE
Deposits	999	1,594
Short-term borrowings	123	425
Long-term debt	1,779	1,070
Other interest expense	36	--

Total interest expense	2,937	3,089

NET INTEREST INCOME	11,376	5,760
Provision for credit losses	4,558	2,028

Net interest income after provision for credit losses	6,818	3,732

NONINTEREST INCOME
Service charges on deposit accounts	1,394	748
Trust and investment fees	2,215	763
Card fees	853	558
Other fees	901	499
Mortgage banking	2,504	631
Insurance	581	504
Net gains (losses) on debt securities available for sale (includes impairment losses of $269, consisting of $603 of total other-than-temporary impairment losses, net of $334 recognized in other comprehensive income, for the quarter ended March 31, 2009)	(119)	323
Net gains (losses) from equity investments	(157)	313
Other	1,469	464

Total noninterest income	9,641	4,803

NONINTEREST EXPENSE
Salaries	3,386	1,984
Commission and incentive compensation	1,824	644
Employee benefits	1,284	587
Equipment	687	348
Net occupancy	796	399
Core deposit and other intangibles	647	46
FDIC and other deposit assessments	338	8
Other	2,856	1,426

Total noninterest expense	11,818	5,442

INCOME BEFORE INCOME TAX EXPENSE	4,641	3,093
Income tax expense	1,552	1,074

NET INCOME BEFORE NONCONTROLLING INTERESTS	3,089	2,019
Less: Net income from noncontrolling interests	44	20

WELLS FARGO NET INCOME	$3,045	$1,999

WELLS FARGO NET INCOME APPLICABLE TO COMMON STOCK	$2,384	$1,999

EARNINGS PER COMMON SHARE	$0.56	$0.61
DILUTED EARNINGS PER COMMON SHARE	$0.56	$0.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.34	$0.31
Average common shares outstanding	4,247.4	3,302.4
Diluted average common shares outstanding	4,249.3	3,317.9

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 ,	December 31 ,	March 31 ,
(in millions, except shares)	2009	2008	2008

ASSETS
Cash and due from banks	$22,186	$23,763	$13,146
Federal funds sold, securities purchased under resale agreements and other short-term investments	18,625	49,433	4,171
Trading assets	46,497	54,884	8,893
Securities available for sale	178,468	151,569	81,787
Mortgages held for sale (includes $35,205, $18,754 and $27,927 carried at fair value)	36,807	20,088	29,708
Loans held for sale (includes $114 and $398 carried at fair value at March 31, 2009, and December 31, 2008)	8,306	6,228	813
Loans	843,579	864,830	386,333
Allowance for loan losses	(22,281)	(21,013)	(5,803)

Net loans	821,298	843,817	380,530

Mortgage servicing rights:
Measured at fair value (residential MSRs)	12,391	14,714	14,956
Amortized	1,257	1,446	455
Premises and equipment, net	11,215	11,269	5,056
Goodwill	23,825	22,627	13,148
Other assets	105,016	109,801	42,558

Total assets	$1,285,891	$1,309,639	$595,221

LIABILITIES
Noninterest-bearing deposits	$166,497	$150,837	$90,793
Interest-bearing deposits	630,772	630,565	267,351

Total deposits	797,269	781,402	358,144
Short-term borrowings	72,084	108,074	53,983
Accrued expenses and other liabilities	58,831	50,689	31,480
Long-term debt	250,650	267,158	103,175

Total liabilities	1,178,834	1,207,323	546,782

EQUITY
Wells Fargo stockholders’ equity:
Preferred stock	31,411	31,332	837
Common stock – $1-2/3 par value, authorized 6,000,000,000 shares; issued 4,363,921,429 shares, 4,363,921,429 shares and 3,472,762,050 shares	7,273	7,273	5,788
Additional paid-in capital	32,414	36,026	8,259
Retained earnings	36,949	36,543	39,896
Cumulative other comprehensive income (loss)	(3,624)	(6,869)	120
Treasury stock – 102,524,177 shares, 135,290,540 shares and 170,411,704 shares	(3,593)	(4,666)	(5,850)
Unearned ESOP shares	(535)	(555)	(891)

Total Wells Fargo stockholders’ equity	100,295	99,084	48,159

Noncontrolling interests	6,762	3,232	280

Total equity	107,057	102,316	48,439

Total liabilities and equity	$1,285,891	$1,309,639	$595,221

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	Preferred stock		Common stock
(in millions, except shares)	Shares	Amount	Shares	Amount

BALANCE DECEMBER 31, 2007	449,804	$450	3,297,102,208	$5,788

Cumulative effect of adoption of EITF 06-4 and EITF 06-10
FAS 158 change of measurement date

BALANCE JANUARY 1, 2008	449,804	450	3,297,102,208	5,788

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Net unrealized gains (losses) on securities available for sale, net of reclassification of $180 million of net gains included in net income
Net unrealized gains on derivatives and hedging activities, net of reclassification of $30 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			12,053,786
Common stock repurchased			(11,404,468)
Preferred stock issued to ESOP	520,500	521
Preferred stock released to ESOP
Preferred stock converted to common shares	(133,756)	(134)	4,598,820
Common stock dividends
Tax benefit upon exercise of stock options
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	386,744	387	5,248,138	--

BALANCE MARCH 31, 2008	836,548	$837	3,302,350,346	$5,788

BALANCE DECEMBER 31, 2008	10,111,821	$31,332	4,228,630,889	$7,273

Cumulative effect of adoption of FSP FAS 115-2 and FAS 124-2
Effect of adoption of FAS 160, as amended and interpreted
BALANCE JANUARY 1, 2009	10,111,821	31,332	4,228,630,889	7,273

Comprehensive income:
Net income
Other comprehensive income, net of tax:
Translation adjustments
Securities available for sale:
Unrealized losses related to factors other than credit
All other net unrealized gains, net of reclassification of $48 million of net losses included in net income
Net unrealized losses on derivatives and hedging activities, net of reclassification of $84 million of net gains on cash flow hedges included in net income
Unamortized gains under defined benefit plans, net of amortization

Total comprehensive income
Noncontrolling interests
Common stock issued			33,346,822
Common stock repurchased			(2,294,746)
Preferred stock discount accretion		98
Preferred stock released to ESOP
Preferred stock converted to common shares	(18,830)	(19)	1,714,287
Common stock dividends
Preferred stock dividends and accretion
Stock option compensation expense
Net change in deferred compensation and related plans

Net change	(18,830)	79	32,766,363	--

BALANCE MARCH 31, 2009	10,092,991	$31,411	4,261,397,252	$7,273

The accompanying notes are an integral part of these statements.

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

Wells Fargo stockholders' equity
		Cumulative			Total
Additional		other		Unearned	Wells Fargo
paid-in	Retained	comprehensive	Treasury	ESOP	stockholders’	Noncontrolling	Total
capital	earnings	income	stock	shares	equity	interests	equity

$8,212	$38,970	$725	$(6,035)	$(482)	$47,628	$286	$47,914

	(20)				(20)		(20)
	(8)				(8)		(8)

8,212	38,942	725	(6,035)	(482)	47,600	286	47,886

	1,999				1,999	20	2,019

		(7)			(7)		(7)
		(783)			(783)		(783)
		184			184		184
		1			1		1

					1,394	20	1,414
					--	(26)	(26)
(58)	(21)		396		317		317
			(351)		(351)		(351)
30				(551)	--		--
(8)				142	134		134
(16)			150		--		--
	(1,024)				(1,024)		(1,024)
15					15		15
71					71		71
13			(10)		3		3

47	954	(605)	185	(409)	559	(6)	553

$8,259	$39,896	$120	$(5,850)	$(891)	$48,159	$280	$48,439

$36,026	$36,543	$(6,869)	$(4,666)	$(555)	$99,084	$3,232	$102,316

	53	(53)			--		--
(3,716)	--	--			(3,716)	3,716	--

32,310	36,596	(6,922)	(4,666)	(555)	95,368	6,948	102,316

	3,045				3,045	44	3,089

		(18)			(18)	(5)	(23)

		(210)			(210)		(210)
		3,473			3,473	12	3,485
		(16)			(16)		(16)
		69			69		69

					6,343	51	6,394
					--	(237)	(237)
35	(588)		1,077		524		524
			(54)		(54)		(54)
					98		98
(1)				20	19		19
(36)			55		--		--
	(1,443)				(1,443)		(1,443)
	(661)				(661)		(661)
95					95		95
11			(5)		6		6

104	353	3,298	1,073	20	4,927	(186)	4,741

$32,414	$36,949	$(3,624)	$(3,593)	$(535)	$100,295	$6,762	$107,057

WELLS FARGO & COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter ended March 31	,
(in millions)	2009	2008

Cash flows from operating activities:
Wells Fargo net income	$3,045	$1,999
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,558	2,028
Changes in fair value of MSRs (residential) and MHFS carried at fair value	2,141	1,812
Depreciation and amortization	981	368
Other net gains	(383)	(158)
Preferred shares released to ESOP	19	134
Stock option compensation expense	95	71
Excess tax benefits related to stock option payments	--	(15)
Originations of MHFS	(98,613)	(59,146)
Proceeds from sales of and principal collected on mortgages originated for sale	83,262	56,737
Originations of LHFS	(1,494)	--
Proceeds from sales of LHFS	26,100	--
Purchases of LHFS	(26,167)	--
Net change in:
Trading assets	7,821	(1,166)
Deferred income taxes	2,373	(200)
Accrued interest receivable	674	142
Accrued interest payable	(767)	(63)
Other assets, net	6,372	(4,356)
Other accrued expenses and liabilities, net	5,818	1,423

Net cash provided (used) by operating activities	15,835	(390)

Cash flows from investing activities:
Net change in:
Federal funds sold, securities purchased under resale agreements and other short-term investments	30,808	(1,417)
Securities available for sale:
Sales proceeds	10,760	16,213
Prepayments and maturities	7,343	5,466
Purchases	(39,173)	(30,947)
Loans:
Decrease (increase) in banking subsidiaries’ loan originations, net of collections	10,908	(3,519)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	419	325
Purchases (including participations) of loans by banking subsidiaries	(301)	(2,656)
Principal collected on nonbank entities’ loans	3,175	5,015
Loans originated by nonbank entities	(1,995)	(5,273)
Net cash paid for acquisitions	(123)	(46)
Proceeds from sales of foreclosed assets	1,001	438
Changes in MSRs from purchases and sales	(4)	37
Net change in noncontrolling interests	(186)	6
Other, net	(4,117)	(2,062)

Net cash provided (used) by investing activities	18,515	(18,420)

Cash flows from financing activities:
Net change in:
Deposits	15,725	13,684
Short-term borrowings	(35,990)	728
Long-term debt:
Proceeds from issuance	3,811	8,137
Repayment	(17,877)	(7,569)
Preferred stock:
Cash dividends paid and accretion	(623)	--
Common stock:
Proceeds from issuance	524	317
Repurchased	(54)	(351)
Cash dividends paid	(1,443)	(1,024)
Excess tax benefits related to stock option payments	--	15
Other, net	--	3,262

Net cash provided (used) by financing activities	(35,927)	17,199

Net change in cash and due from banks	(1,577)	(1,611)
Cash and due from banks at beginning of quarter	23,763	14,757

Cash and due from banks at end of quarter	$22,186	$13,146

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$3,704	$3,152
Income taxes	249	259
Noncash investing and financing activities:
Transfers from trading assets to securities available for sale	$786	$--
Transfers from MHFS to trading assets	220	--
Transfers from MHFS to securities available for sale	--	268
Transfers from MHFS to loans	32	55
Transfers from MHFS to MSRs	1,451	802
Transfers from MHFS to foreclosed assets	33	--
Net transfers from LHFS to loans	--	176
Transfers from loans to foreclosed assets	1,479	775

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Wells Fargo & Company is a diversified financial services company. We provide banking, insurance, investments, mortgage banking, investment banking, retail banking, brokerage, and consumer finance through banking stores, the internet and other distribution channels to consumers, businesses and institutions in all 50 states, the District of Columbia, and in other countries. When we refer to “Wells Fargo,” “the Company,” “we,” “our” or “us” in this Form 10-Q, we mean Wells Fargo & Company and Subsidiaries (consolidated). Wells Fargo & Company (the Parent) is a financial holding company and a bank holding company. We also hold a majority interest in a retail brokerage subsidiary and a real estate investment trust, which has publicly traded preferred stock outstanding.
Our accounting and reporting policies conform with U.S. generally accepted accounting principles (GAAP) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates based on assumptions about future economic and market conditions (for example, unemployment, market liquidity, real estate prices, etc.) that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in 2009 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Management has made significant estimates in several areas, including the evaluation of other-than-temporary impairment on investment securities (Note 4), allowance for credit losses and loans accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3) (Note 5), valuing residential mortgage servicing rights (MSRs) (Notes 7 and 8) and financial instruments (Note 13), pension accounting (Note 15) and income taxes. Actual results could differ from those estimates. Among other effects, such changes could result in future impairments of investment securities, increases to the allowance for loan losses, as well as increased future pension expense.
On December 31, 2008, Wells Fargo acquired Wachovia Corporation (Wachovia). Because the acquisition was completed at the end of 2008, Wachovia’s results of operations are included in the income statement and average balances beginning in 2009. Wachovia’s assets and liabilities are included in the consolidated balance sheet beginning on December 31, 2008. The accounting policies of Wachovia have been conformed to those of Wells Fargo as described herein.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on a retrospective basis for disclosure and, accordingly, prior period information reflects the adoption. FAS 160 requires that noncontrolling interests be reported as a component of total equity. In addition, FAS 160 requires that the consolidated income statement disclose amounts attributable to both Wells Fargo interests and the noncontrolling interests.

The information furnished in these unaudited interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements do not necessarily indicate the results that may be expected for the full year. The interim financial information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).
Current Accounting Developments
In first quarter 2009, we adopted the following new accounting pronouncements:
•	FAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133;
•	FAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51;
•	FAS 141R (revised 2007), Business Combinations;
•	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly;
•	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and
•	FASB Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.
FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. We adopted FAS 161 for first quarter 2009 reporting. See Note 12 for complete disclosures under FAS 161. Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, the adoption of FAS 161 does not affect our consolidated financial results.
FAS 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to adoption of FAS 160, they were classified outside of equity. This new standard also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. FAS 160 requires a parent to recognize a gain or loss when a subsidiary is deconsolidated. The remaining interest is initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. FAS 160 was effective for us on January 1, 2009. Adoption is applied prospectively to all noncontrolling interests including those that arose prior to the adoption of FAS 160, with retrospective adoption required for disclosure of noncontrolling interests held as of the adoption date.
We hold a controlling interest in a joint venture with Prudential Financial, Inc. (Prudential). In connection with the adoption of FAS 160 on January 1, 2009, we reclassified Prudential’s noncontrolling interest to equity. Under the terms of the original agreement under which the joint venture was established between Wachovia and Prudential, each party has certain rights such that changes in our ownership interest can occur. Prudential has stated its intention to exercise its option to put its noncontrolling interest to us at a date in the future, but has not yet done so. As a result of the issuance of FAS 160 and related interpretive guidance, along with this stated intention, on January 1, 2009, we increased the carrying value of Prudential’s noncontrolling interest in the joint venture to the estimated maximum redemption amount, with the offset recorded to additional paid-in capital.
FAS 141R requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FAS 141R is applicable prospectively to business combinations completed on or after January 1, 2009. We will account for business combinations with acquisition dates on or after January 1, 2009, under FAS 141R.
FSP FAS 157-4 addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. The FSP acknowledges that in these circumstances quoted prices may not be determinative of fair value. The FSP emphasizes, however, that even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Prior to issuance of this FSP, FAS 157 had been interpreted by many companies, including Wells Fargo, to emphasize that fair value must be measured based on the most recently available quoted market prices, even for markets that have experienced a significant decline in the volume and level of activity relative to normal conditions and therefore could have increased frequency of transactions that are not orderly. Under the provisions of the FSP, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, we note there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, we are required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The FSP does not prescribe a specific method for adjusting transaction or quoted prices, however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value and the weight given is based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly.
The provisions of FSP FAS 157-4 are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. Adoption of this pronouncement resulted in an increase in the valuation of securities available for sale of $4.5 billion ($2.8 billion after tax), which is included in other comprehensive income, and trading assets of $18 million, which is reflected in earnings.

The following table provides the detail of the first quarter 2009 $4.5 billion (pre tax) increase in fair value of securities available for sale under FSP FAS 157-4.

(in millions)

Mortgage-backed securities:
Residential	$2,311
Commercial	1,329
Collateralized debt obligations	492
Other (1)	394

Total	$4,526

(1)	Primarily consists of home equity asset-backed securities and credit card-backed securities.
FSP FAS 115-2 and FAS 124-2 states that an other-than-temporary impairment (OTTI) write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009, and increased the beginning balance of retained earnings by $85 million ($53 million after tax) with a corresponding adjustment to accumulated other comprehensive income for OTTI recorded in previous periods on securities in our portfolio at January 1, 2009, that would not have been required had the FSP been effective for those periods. As a result of the adoption of the FSP, $334 million of OTTI remained in other comprehensive income that would have been reported in the income statement under the prior guidance.
EITF 03-6-1 requires that unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents be treated as participating securities and, therefore, included in the computation of earnings per share under the two-class method described in FAS 128, Earnings per Share. This pronouncement is effective on January 1, 2009, with retrospective adoption required. The adoption of EITF 03-6-1 did not have a material effect on our consolidated financial statements.

2. BUSINESS COMBINATIONS
We regularly explore opportunities to acquire financial services companies and businesses. Generally, we do not make a public announcement about an acquisition opportunity until a definitive agreement has been signed.
In first quarter 2009, we completed the acquisitions of a factoring business with total assets of $74 million and an insurance brokerage business with total assets of $23 million.
At March 31, 2009, we had no pending business combinations.
On December 31, 2008, we acquired all outstanding shares of Wachovia common stock in a stock-for-stock transaction. Because the transaction closed on the last day of the annual reporting period, certain fair value purchase accounting adjustments were based on data as of an interim period with estimates through year end. Accordingly, we have re-validated and, where necessary, have refined our purchase accounting adjustments. We will continue to update the fair value of net assets acquired for a period of up to one year from the date of the acquisition as we further refine acquisition date fair values. The impact of the first quarter 2009 refinements were recorded to goodwill and increased goodwill by $1.14 billion in first quarter 2009. The refined allocation of the purchase price at December 31, 2008, is presented in the following table.
Purchase Price and Goodwill

	Dec. 31 ,
	2008		Dec. 31 ,
(in millions)	(refined)	Refinements	2008

Purchase price:
Value of common shares	$14,621	$--	$14,621
Value of preferred shares	8,409	--	8,409
Other (value of share-based awards and direct acquisition costs)	62	--	62

Total purchase price	23,092	--	23,092
Allocation of the purchase price:
Wachovia tangible stockholders’ equity, less prior purchase accounting adjustments and other basis adjustments eliminated in purchase accounting	19,319	(75)	19,394
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(17,139)	(742)	(16,397)
Premises and equipment, net	(656)	(200)	(456)
Intangible assets	14,590	(150)	14,740
Other assets	(3,675)	(231)	(3,444)
Deposits	(4,576)	(142)	(4,434)
Accrued expenses and other liabilities (exit, termination and other liabilities)	(2,153)	(554)	(1,599)
Long-term debt	(199)	(9)	(190)
Deferred taxes	7,635	959	6,676

Fair value of net assets acquired	13,146	(1,144)	14,290

Goodwill resulting from the merger	$9,946	$1,144	$8,802

The increase in goodwill includes the recognition of additional costs associated with involuntary employee termination, contract terminations and closing duplicate facilities and have been allocated to the purchase price. These costs will be recorded throughout 2009 as part of the further integration of Wachovia’s employees, locations and operations with Wells Fargo as management finalizes integration plans. The following table summarizes exit reserves associated with the Wachovia acquisition:

	Employee	Contract	Facilities
(in millions)	termination	termination	related	Total

Balance, December 31, 2008	$57	$13	$129	$199
Purchase accounting adjustments	100	200	60	360
Cash payments	(50)	--	(8)	(58)

Balance, March 31, 2009	$107	$213	$181	$501

3. FEDERAL FUNDS SOLD, SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND OTHER SHORT-TERM INVESTMENTS
The following table provides the detail of federal funds sold, securities purchased under resale agreements and other short-term investments.

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2009		2008		2008

Federal funds sold and securities purchased under resale agreements	$4,114		$8,439		$2,209
Interest-earning deposits	13,359		39,890		994
Other short-term investments	1,152		1,104		968

Total	$18,625		$49,433		$4,171

4. SECURITIES AVAILABLE FOR SALE
The following table provides the cost and fair value for the major categories of securities available for sale carried at fair value. The net unrealized gains (losses) are reported on an after-tax basis as a component of cumulative other comprehensive income. There were no securities classified as held to maturity as of the periods presented.

		Gross	Gross
		unrealized	unrealized	Fair
(in millions)	Cost	gains	losses	value

March 31, 2008
Securities of U.S. Treasury and federal agencies	$983	$33	$--	$1,016
Securities of U.S. states and political subdivisions	7,453	109	(382)	7,180
Mortgage-backed securities:
Federal agencies	37,468	1,145	(36)	38,577
Residential	15,625	55	(217)	15,463
Commercial	7,755	85	(718)	7,122

Total mortgage-backed securities	60,848	1,285	(971)	61,162
Corporate debt securities	2,045	24	(162)	1,907
Collateralized debt obligations	1,086	4	(273)	817
Other (1)	6,711	57	(28)	6,740

Total debt securities	79,126	1,512	(1,816)	78,822
Marketable equity securities:
Perpetual preferred securities	2,533	3	(386)	2,150
Other marketable equity securities	726	115	(26)	815

Total marketable equity securities	3,259	118	(412)	2,965

Total	$82,385	$1,630	$(2,228)	$81,787

December 31, 2008
Securities of U.S. Treasury and federal agencies	$3,187	$62	$--	$3,249
Securities of U.S. states and political subdivisions	14,062	116	(1,520)	12,658
Mortgage-backed securities:
Federal agencies	64,726	1,711	(3)	66,434
Residential	29,536	11	(4,717)	24,830
Commercial	12,305	51	(3,878)	8,478

Total mortgage-backed securities	106,567	1,773	(8,598)	99,742
Corporate debt securities	7,382	81	(539)	6,924
Collateralized debt obligations	2,634	21	(570)	2,085
Other (1) (2)	21,363	14	(602)	20,775

Total debt securities	155,195	2,067	(11,829)	145,433
Marketable equity securities:
Perpetual preferred securities	5,040	13	(327)	4,726
Other marketable equity securities	1,256	181	(27)	1,410

Total marketable equity securities	6,296	194	(354)	6,136

Total	$161,491	$2,261	$(12,183)	$151,569

March 31, 2009
Securities of U.S. Treasury and federal agencies	$2,837	$68	$(2)	$2,903
Securities of U.S. states and political subdivisions	12,738	281	(1,173)	11,846
Mortgage-backed securities:
Federal agencies	87,721	2,931	(4)	90,648
Residential (2)	34,853	1,287	(3,658)	32,482
Commercial	12,762	280	(3,267)	9,775

Total mortgage-backed securities	135,336	4,498	(6,929)	132,905
Corporate debt securities	7,531	157	(702)	6,986
Collateralized debt obligations	2,761	221	(596)	2,386
Other (1)	16,159	660	(556)	16,263

Total debt securities	177,362	5,885	(9,958)	173,289
Marketable equity securities:
Perpetual preferred securities	4,483	41	(754)	3,770
Other marketable equity securities	1,342	190	(123)	1,409

Total marketable equity securities	5,825	231	(877)	5,179

Total	$183,187	$6,116	$(10,835)	$178,468

(1)	The “Other” category includes certain asset-backed securities collateralized by auto leases with a cost basis and fair value of $8,407 million and $8,309 million, respectively, at March 31, 2009, $8,310 million and $7,852 million at December 31, 2008, and $5,909 million and $5,941 million at March 31, 2008.
(2)	Foreign residential mortgage-backed securities with a fair value of $6.0 billion are included in residential mortgage-backed securities at March 31, 2009. These instruments were included in other debt securities at December 31, 2008, and had a fair value of $6.3 billion.

Gross Unrealized Losses and Fair Value
The following table shows the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position. Debt securities on which we have taken only credit-related OTTI write-downs are categorized as being “less than 12 months” or “12 months or more” in a continuous loss position based on the point in time that the fair value declined to below the cost basis and not the period of time since the OTTI write-down.

	Less than 12 months		12 months or more		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
(in millions)	losses	value	losses	value	losses	value

December 31, 2008
Securities of U.S. Treasury and federal agencies	$--	$--	$--	$--	$--	$--
Securities of U.S. states and political subdivisions	(745)	3,483	(775)	1,702	(1,520)	5,185
Mortgage-backed securities:
Federal agencies	(3)	83	--	--	(3)	83
Residential	(4,471)	9,960	(246)	238	(4,717)	10,198
Commercial	(1,726)	4,152	(2,152)	2,302	(3,878)	6,454

Total mortgage-backed securities	(6,200)	14,195	(2,398)	2,540	(8,598)	16,735
Corporate debt securities	(285)	1,056	(254)	469	(539)	1,525
Collateralized debt obligations	(113)	215	(457)	180	(570)	395
Other	(554)	8,638	(48)	38	(602)	8,676

Total debt securities	(7,897)	27,587	(3,932)	4,929	(11,829)	32,516
Marketable equity securities:
Perpetual preferred securities	(75)	265	(252)	360	(327)	625
Other marketable equity securities	(23)	72	(4)	9	(27)	81

Total marketable equity securities	(98)	337	(256)	369	(354)	706

Total	$(7,995)	$27,924	$(4,188)	$5,298	$(12,183)	$33,222

March 31, 2009
Securities of U.S. Treasury and federal agencies	$(2)	$1,300	$--	$--	$(2)	$1,300
Securities of U.S. states and political subdivisions	(504)	3,821	(669)	2,222	(1,173)	6,043
Mortgage-backed securities:
Federal agencies	(4)	279	--	20	(4)	299
Residential	(1,723)	12,707	(1,935)	4,823	(3,658)	17,530
Commercial	(1,077)	4,228	(2,190)	3,037	(3,267)	7,265

Total mortgage-backed securities	(2,804)	17,214	(4,125)	7,880	(6,929)	25,094
Corporate debt securities	(442)	2,863	(260)	531	(702)	3,394
Collateralized debt obligations	(195)	853	(401)	285	(596)	1,138
Other	(384)	6,982	(172)	1,430	(556)	8,412

Total debt securities	(4,331)	33,033	(5,627)	12,348	(9,958)	45,381
Marketable equity securities:
Perpetual preferred securities	(405)	807	(349)	366	(754)	1,173
Other marketable equity securities	(123)	387	--	--	(123)	387

Total marketable equity securities	(528)	1,194	(349)	366	(877)	1,560

Total	$(4,859)	$34,227	$(5,976)	$12,714	$(10,835)	$46,941

The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and not due to the credit quality of the securities. These investments are almost exclusively investment grade and were generally underwritten in accordance with our own investment standards prior to the decision to purchase, without relying on a bond insurer’s guarantee in making the investment decision. These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform, even if the rating agencies reduce the credit rating of the bond insurers. As a result, we concluded that these securities were not other-than-temporarily impaired at March 31, 2009.
The unrealized losses associated with private collateralized mortgage obligations are primarily related to securities backed by commercial mortgages and residential mortgages. Approximately 75% of the securities were AAA-rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we concluded that these securities were not other-than-temporarily impaired at March 31, 2009.
The unrealized losses associated with other securities are primarily related to securities backed by commercial loans and individual issuer companies. For securities with commercial loans as the underlying collateral, we have evaluated the expected credit losses in the security and concluded that we have sufficient credit enhancement when compared with our estimate of credit losses for the individual security. For individual issuers, we evaluate the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments.
Our marketable equity securities included $3.8 billion of investments in perpetual preferred securities at March 31, 2009. These securities provide very attractive tax-equivalent yields and were current as to periodic distributions in accordance with their respective terms as of March 31, 2009. We evaluated these hybrid financial instruments with investment-grade ratings for impairment using an evaluation methodology similar to that used for debt securities. Perpetual preferred securities were not other-than-temporarily impaired at March 31, 2009, if there was no evidence of credit deterioration or investment rating downgrades of any issuers to below investment grade, and it was probable we would continue to receive full contractual payments. We will continue to evaluate the prospects for these securities for recovery in their market value in accordance with our policy for estimating OTTI. We have recorded impairment write-downs on perpetual preferred securities where there was evidence of credit deterioration.
The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the private collateralized mortgage obligations or other securities deteriorate and our credit enhancement levels do not provide sufficient protection to our contractual principal and interest. As a result, there is a risk that significant OTTI may occur in the future given the current economic environment.
Other-Than-Temporarily Impaired Debt Securities
We recognize OTTI for debt securities classified as available for sale in accordance with FSP FAS 115-2 and FAS 124-2. As required by this FSP, we assess whether we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.
The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that we have written down for OTTI and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings in first quarter 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written down. Changes in the credit loss component of credit-impaired debt securities were:

Quarter ended
(in millions)	March 31, 2009

Balance, beginning of period	$471
Additions (1):
Initial credit impairments	197
Subsequent credit impairments	66
Reductions:
For securities sold	(7)

Balance, end of period	$727

(1)	Excludes $6 million of OTTI on debt securities we intend to sell.

For asset-backed securities (e.g., residential mortgage-backed securities), we estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for asset-backed securities as of March 31, 2009.

Residential MBS

Expected remaining life of loan losses (1):
Range (2)	0.28 to 34.32%
Weighted average (3)	11.69%
Current subordination levels (4):
Range (2)	0 to 19.68%
Weighted average (3)	6.93%
Prepayment speed (annual CPR (5)):
Range (2)	7.27 to 24.64%
Weighted average (3)	15.76%

(1)	Represents future expected credit losses on underlying pool of loans expressed as a percentage of total current outstanding loan balance.
(2)	Represents the range of inputs/assumptions based upon the individual securities within each category.
(3)	Calculated by weighting the relevant input/assumption for each individual security by current outstanding amortized cost basis of the security.
(4)	Represents current level of credit protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.
(5)	Constant prepayment rate.
Realized Gains and Losses
The following table shows the gross realized gains and losses on the sales of securities from the securities available-for-sale portfolio, including marketable equity securities. Of the first quarter 2009 OTTI write-downs of $516 million, $269 million related to debt securities and $247 million to equity securities. Under FSP FAS 115-2 and FAS 124-2, which we adopted this quarter, total OTTI on debt securities amounted to $603 million, which included $263 million of credit-related OTTI and $6 million related to securities we intend to sell, both of which were recorded as part of gross realized losses, and $334 million recorded directly to other comprehensive income for non-credit related impairment on securities. We believe that we will fully collect the carrying value of securities on which we have recorded a non-credit-related impairment in other comprehensive income.

	Quarter ended March 31		,
(in millions)	2009	2008

Gross realized gains	$294	$378
Gross realized losses	(370)	(88)

Net realized gains (losses)	$(76)	$290

Contractual Maturities
The following table shows the remaining contractual principal maturities and contractual yields of debt securities available for sale. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations before the underlying mortgages mature.

			Remaining contractual principal maturity
		Weighted-			After one year		After five years
	Total	average	Within one year		through five years		through ten years		After ten years
(in millions)	Amount	yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

December 31, 2008
Securities of U.S. Treasury and federal agencies	$3,249	1.54%	$1,719	0.02%	$1,127	3.15%	$388	3.40%	$15	4.79%
Securities of U.S. states and political subdivisions	12,658	7.54	210	5.54	784	7.36	1,163	7.39	10,501	7.61
Mortgage-backed securities:
Federal agencies	66,434	5.73	42	4.23	122	4.98	353	6.02	65,917	5.73
Residential	24,830	6.73	--	--	--	--	34	8.15	24,796	6.73
Commercial	8,478	7.95	--	--	5	1.57	135	8.64	8,338	7.94

Total mortgage-backed securities	99,742	6.17	42	4.23	127	4.87	522	6.83	99,051	6.17
Corporate debt securities	6,924	5.81	432	5.49	3,697	4.76	2,212	7.48	583	6.31
Collateralized debt obligations	2,085	4.52	--	--	120	7.83	809	3.65	1,156	4.77
Other	20,775	5.17	43	3.82	8,057	7.41	1,346	4.86	11,329	3.61

Total debt securities at fair value (1)	$145,433	6.00%	$2,446	1.60%	$13,912	6.34%	$6,440	6.14%	$122,635	6.04%

March 31, 2009
Securities of U.S. Treasury and federal agencies	$2,903	1.72%	$1,380	0.11%	$918	3.01%	$586	3.41%	$19	5.36%
Securities of U.S. states and political subdivisions	11,846	6.48	117	6.19	621	7.43	976	6.90	10,132	6.38
Mortgage-backed securities:
Federal agencies	90,648	5.62	6	4.80	97	5.50	329	5.57	90,216	5.62
Residential	32,482	5.41	8	4.42	131	0.80	91	6.31	32,252	5.43
Commercial	9,775	5.20	79	1.46	72	5.31	158	7.67	9,466	5.19

Total mortgage-backed securities	132,905	5.54	93	1.94	300	3.40	578	6.26	131,934	5.54
Corporate debt securities	6,986	5.85	715	5.48	3,092	4.95	2,643	7.03	536	5.42
Collateralized debt obligations	2,386	2.53	--	--	168	5.87	1,025	2.94	1,193	1.69
Other	16,263	4.59	35	3.47	9,414	6.65	766	1.62	6,048	1.76

Total debt securities at fair value (1)	$173,289	5.42%	$2,340	2.18%	$14,513	6.01%	$6,574	5.35%	$149,862	5.41%

(1)	The weighted-average yield is computed using the contractual life amortization method.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES
The major categories of loans outstanding showing those subject to SOP 03-3 are presented in the following table. Certain loans acquired in the Wachovia acquisition are subject to SOP 03-3. These include loans where it is probable that we will not collect all contractual principal and interest. Loans within the scope of SOP 03-3 are initially recorded at fair value, and no allowance is carried over or initially recorded. Outstanding balances of all other loans are presented net of unearned income, net deferred loan fees, and unamortized discount and premium totaling $21,173 million, $16,891 million and $4,172 million, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

	March 31, 2009			December 31, 2008
		All			All
	SOP 03-3	other		SOP 03-3	other		Mar. 31	,
(in millions)	loans	loans	Total	loans	loans	Total	2008

Commercial and commercial real estate:
Commercial	$3,088	$188,623	$191,711	$4,580	$197,889	$202,469	$92,589
Other real estate mortgage	6,597	98,337	104,934	7,762	95,346	103,108	38,415
Real estate construction	4,507	29,405	33,912	4,503	30,173	34,676	18,885
Lease financing	--	14,792	14,792	--	15,829	15,829	6,885

Total commercial and commercial real estate	14,192	331,157	345,349	16,845	339,237	356,082	156,774
Consumer:
Real estate 1-4 family first mortgage	41,520	201,427	242,947	39,214	208,680	247,894	73,321
Real estate 1-4 family junior lien mortgage	615	109,133	109,748	728	109,436	110,164	74,840
Credit card	--	22,815	22,815	--	23,555	23,555	18,677
Other revolving credit and installment	32	91,220	91,252	151	93,102	93,253	55,505

Total consumer	42,167	424,595	466,762	40,093	434,773	474,866	222,343
Foreign	1,849	29,619	31,468	1,859	32,023	33,882	7,216

Total loans	$58,208	$785,371	$843,579	$58,797	$806,033	$864,830	$386,333

We consider a loan to be impaired under FAS 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statement No. 5 and 15, when, based on current information and events, we determine that we will not be able to collect all amounts due according to the loan contract, including scheduled interest payments. We assess and account for as impaired certain nonaccrual commercial and commercial real estate loans that are over $5 million and certain consumer, commercial and commercial real estate loans whose terms have been modified in a troubled debt restructuring. The recorded investment in impaired loans and the methodology used to measure impairment was:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2009		2008		2008

Impairment measurement based on:
Collateral value method	$345		$ 88		$ 14
Discounted cash flow method (1)	6,445		3,552		909

Total (2)	$6,790		$3,640		$ 923

(1)	The March 31, 2009, balance includes $474 million of Government National Mortgage Association (GNMA) loans that are insured by the Federal Housing Administration (FHA) or guaranteed by the Department of Veterans Affairs. Although both principal and interest are insured, the insured interest rate may be different than the original contractual interest rate prior to modification, resulting in interest impairment under a discounted cash flow methodology.
(2)	Includes $6,206 million, $3,468 million and $828 million of impaired loans with a related allowance of $1,571 million, $816 million and $111 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.
The average recorded investment in impaired loans was $5,795 million in first quarter 2009 and $678 million in first quarter 2008.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments. Changes in the allowance for credit losses were:

	Quarter ended March 31	,
(in millions)	2009	2008

Balance, beginning of period	$21,711	$5,518
Provision for credit losses	4,558	2,028
Loan charge-offs:
Commercial and commercial real estate:
Commercial	(596)	(259)
Other real estate mortgage	(31)	(4)
Real estate construction	(105)	(29)
Lease financing	(20)	(12)

Total commercial and commercial real estate	(752)	(304)
Consumer:
Real estate 1-4 family first mortgage	(424)	(81)
Real estate 1-4 family junior lien mortgage	(873)	(455)
Credit card	(622)	(313)
Other revolving credit and installment	(900)	(543)

Total consumer	(2,819)	(1,392)
Foreign	(54)	(68)

Total loan charge-offs	(3,625)	(1,764)

Loan recoveries:
Commercial and commercial real estate:
Commercial	40	31
Other real estate mortgage	10	1
Real estate construction	2	1
Lease financing	3	3

Total commercial and commercial real estate	55	36
Consumer:
Real estate 1-4 family first mortgage	33	6
Real estate 1-4 family junior lien mortgage	26	17
Credit card	40	38
Other revolving credit and installment	204	125

Total consumer	303	186
Foreign	9	14

Total loan recoveries	367	236

Net loan charge-offs (1)	(3,258)	(1,528)

Allowances related to business combinations/other	(165)	(5)

Balance, end of period	$22,846	$6,013

Components:
Allowance for loan losses	$22,281	$5,803
Reserve for unfunded credit commitments	565	210

Allowance for credit losses	$22,846	$6,013

Net loan charge-offs (annualized) as a percentage of average total loans	1.54%	1.60%
Allowance for loan losses as a percentage of total loans (2)	2.64%	1.50%
Allowance for credit losses as a percentage of total loans (2)	2.71	1.56

(1)	Loans accounted for under SOP 03-3 were recorded in purchase accounting at fair value and, accordingly, charge-offs do not include losses on such loans.
(2)	The allowance for loan losses and the allowance for credit losses do not include any amounts related to loans acquired from Wachovia that are accounted for under SOP 03-3. Loans acquired from Wachovia are included in total loans net of related purchase accounting net write-downs.

SOP 03-3
At December 31, 2008, and March 31, 2009, loans within the scope of SOP 03-3 had an unpaid principal balance of $95.8 billion and $93.0 billion, respectively, and a carrying value of $59.7 billion and $58.2 billion, respectively. The following table provides details on the SOP 03-3 loans acquired from Wachovia.

December 31, 2008
(in millions)	(refined)

Contractually required payments including interest	$114,565
Nonaccretable difference (1)	(44,274)

Cash flows expected to be collected (2)	70,291
Accretable yield	(10,547)

Fair value of loans acquired	$ 59,744

(1)	Includes $40.0 billion in principal cash flows (purchase accounting adjustments) not expected to be collected, $2.0 billion of pre-acquisition charge-offs and $2.3 billion of future interest not expected to be collected.
(2)	Represents undiscounted expected principal and interest cash flows.
The change in the accretable yield related to SOP 03-3 loans is presented in the following table.

(in millions)	Quarter ended March 31, 2009

Balance, beginning of quarter (refined)	$ (10,547)
Disposals	4
Accretion	561

Balance, end of quarter	$ (9,982)

6. OTHER ASSETS
The components of other assets were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in millions)	2009		2008		2008

Nonmarketable equity investments:
Cost method:
Private equity investments	$2,588		$2,706		$2,078
Federal bank stock	6,080		6,106		2,110
Other	2,306		2,292		1,939

Total cost method	10,974		11,104		6,127
Equity method	4,151		4,400		1,107
Principal investments (1)	1,270		1,278		--

Total nonmarketable equity investments	16,395		16,782		7,234
Operating lease assets	2,866		2,251		1,955
Accounts receivable	16,471		22,493		14,547
Interest receivable	5,009		5,746		2,835
Core deposit intangibles	12,026		11,999		403
Customer relationship and other intangibles	2,700		3,516		306
Foreclosed assets:
GNMA loans (2)	768		667		578
Other	1,294		1,526		637
Due from customers on acceptances	188		615		66
Other	47,299		44,206		13,997

Total other assets	$105,016		$109,801		$42,558

(1)	Principal investments are recorded at fair value with realized and unrealized gains (losses) included in net gains (losses) from equity investments in the income statement.
(2)	Consistent with regulatory reporting requirements, foreclosed assets include foreclosed real estate securing GNMA loans. Both principal and interest for GNMA loans secured by the foreclosed real estate are collectible because the GNMA loans are insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs.
Income related to nonmarketable equity investments was:

	Quarter ended March 31		,
(in millions)	2009	2008

Net gains (losses) from private equity investments (1)	$(220)	$346
Net losses from principal investments	(8)	--
Net losses from all other nonmarketable equity investments	(49)	(39)

Net gains (losses) from nonmarketable equity investments	$(277)	$307

(1)	Net gains from first quarter 2008 include $334 million gain from our ownership in Visa, which completed its initial public offering in March 2008.

7. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES
Involvement with SPEs
We enter into various types of on- and off-balance sheet transactions with special purpose entities (SPEs) in the normal course of business. SPEs are corporations, trusts or partnerships that are established for a limited purpose. We use SPEs to create sources of financing, liquidity and regulatory capital capacity for the Company, as well as sources of financing and liquidity, and investment products for our clients. Our use of SPEs generally consists of various securitization activities with SPEs whereby financial assets are transferred to an SPE and repackaged as securities or similar interests that are sold to investors. In connection with our securitization activities, we have various forms of ongoing involvement with SPEs, which may include:
•	underwriting securities issued by SPEs and subsequently making markets in those securities;
•	providing liquidity facilities to support short-term obligations of SPEs issued to third party investors;
•	providing credit enhancement on securities issued by SPEs or market value guarantees of assets held by SPEs through the use of letters of credit, financial guarantees, credit default swaps and total return swaps;
•	entering into other derivative contracts with SPEs;
•	holding senior or subordinated interests in SPEs;
•	acting as servicer or investment manager for SPEs; and
•	providing administrative or trustee services to SPEs.
The SPEs we use are primarily either qualifying SPEs (QSPEs), which are not consolidated if the criteria described below are met, or variable interest entities (VIEs). To qualify as a QSPE, an entity must be passive and must adhere to significant limitations on the types of assets and derivative instruments it may own and the extent of activities and decision making in which it may engage. For example, a QSPE’s activities are generally limited to purchasing assets, passing along the cash flows of those assets to its investors, servicing its assets and, in certain transactions, issuing liabilities. Among other restrictions on a QSPE’s activities, a QSPE may not actively manage its assets through discretionary sales or modifications.
A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests, absorbs the majority of a VIE’s variability. A variable interest is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets.

The classifications of assets and liabilities in our balance sheet associated with our transactions with QSPEs and VIEs are as follows:

				Transfers that
		VIEs that we		we account
		do not	VIEs that we	for as secured
(in millions)	QSPEs	consolidate	consolidate	borrowings	Total

December 31, 2008
Cash	$--	$--	$117	$287	$404
Trading account assets	1,261	5,241	71	141	6,714
Securities (1)	18,078	15,168	922	6,094	40,262
Mortgages held for sale	56	--	--	--	56
Loans (2)	--	16,882	217	4,126	21,225
MSRs	14,106	--	--	--	14,106
Other assets	345	5,022	2,416	55	7,838

Total assets	33,846	42,313	3,743	10,703	90,605

Short-term borrowings	--	--	307	1,440	1,747
Accrued expenses and other liabilities	528	1,976	330	26	2,860
Long term debt	--	--	1,773	7,125	8,898
Noncontrolling interests	--	--	121	--	121

Total liabilities and noncontrolling interests	528	1,976	2,531	8,591	13,626

Net assets	$33,318	$40,337	$1,212	$2,112	$76,979

March 31, 2009
Cash	$--	$--	$166	$288	$454
Trading account assets	2,097	5,183	55	135	7,470
Securities (1)	21,766	14,633	1,627	5,849	43,875
Loans (2)	--	16,852	312	3,284	20,448
MSRs	11,969	18	--	--	11,987
Other assets	258	5,648	2,616	167	8,689

Total assets	36,090	42,334	4,776	9,723	92,923

Short-term borrowings	--	--	306	2,307	2,613
Accrued expenses and other liabilities	622	2,351	517	90	3,580
Long term debt	--	--	1,807	6,529	8,336
Noncontrolling interests	--	--	138	--	138

Total liabilities and noncontrolling interests	622	2,351	2,768	8,926	14,667

Net assets	$35,468	$39,983	$2,008	$797	$78,256

(1)	Excludes certain debt securities related to loans serviced for the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA).
(2)	Excludes related allowance for loan losses.
The following disclosures regarding our significant continuing involvement with QSPEs and unconsolidated VIEs exclude entities where our only involvement is in the form of: (1) investments in trading securities, (2) investments in securities or loans underwritten by third parties, (3) certain derivatives such as interest rate swaps or cross currency swaps that have customary terms, and (4) administrative or trustee services. We have also excluded investments accounted for in accordance with the AICPA Investment Company Audit Guide, investments accounted for under the cost method, and investments accounted for under the equity method.
Transactions with QSPEs
We use QSPEs to securitize consumer and commercial real estate loans and other types of financial assets, including student loans, auto loans and municipal bonds. We typically retain the servicing rights from these sales and may continue to hold other beneficial interests in QSPEs. We may also provide liquidity to investors in the beneficial interests and credit enhancements in the form of standby letters of credit. Through these securitizations we may be exposed to liability under limited amounts of recourse as well as standard representations and warranties we make to purchasers and issuers. The amount recorded for this liability is included in other commitments and guarantees in the following table.
A summary of our involvements with QSPEs is as follows:

					Other
	Total	Debt and			commitments
	QSPE	equity	Servicing		and	Net
(in millions)	assets (1)	interests (2)	assets	Derivatives	guarantees	assets

December 31, 2008		Carrying value – asset (liability)
Residential mortgage loan securitizations	$1,144,775	$17,469	$12,951	$30	$(511)	$29,939
Commercial mortgage securitizations	355,267	1,452	1,098	524	(14)	3,060
Auto loan securitizations	4,133	72	--	43	--	115
Student loan securitizations	2,765	76	57	--	--	133
Other	11,877	74	--	(3)	--	71

Total	$1,518,817	$19,143	$14,106	$594	$(525)	$33,318

		Maximum exposure to loss
Residential mortgage loan securitizations		$17,469	$12,951	$300	$718	$31,438
Commercial mortgage securitizations		1,452	1,098	524	3,302	6,376
Auto loan securitizations		72	--	43	--	115
Student loan securitizations		76	57	--	--	133
Other		74	--	1,465	37	1,576

Total		$19,143	$14,106	$2,332	$4,057	$39,638

March 31, 2009		Carrying value – asset (liability)
Residential mortgage loan securitizations	$1,229,211	$21,763	$10,961	$24	$(605)	$32,143
Commercial mortgage securitizations	391,114	1,561	953	482	(17)	2,979
Auto loan securitizations	3,580	76	--	39	--	115
Student loan securitizations	2,776	165	55	--	--	220
Other	9,955	11	--	--	--	11

Total	$1,636,636	$23,576	$11,969	$545	$(622)	$35,468

		Maximum exposure to loss
Residential mortgage loan securitizations		$21,763	$10,961	$276	$1,525	$34,525
Commercial mortgage securitizations		1,561	953	482	3,017	6,013
Auto loan securitizations		76	--	39	--	115
Student loan securitizations		165	55	--	--	220
Other		11	--	133	37	181

Total		$23,576	$11,969	$930	$4,579	$41,054

(1)	Represents the remaining principal balance of assets held by QSPEs using the most current information available.
(2)	Excludes certain debt securities held related to loans serviced for FNMA, FHLMC and GNMA.
“Maximum exposure to loss” represents the carrying value of our involvement with off-balance sheet QSPEs plus remaining undrawn liquidity and lending commitments, notional amount of net written derivative contracts, and notional amount of other commitments and guarantees. Maximum exposure to loss is a required disclosure under generally accepted accounting principles and represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.

We recognized net losses of $4 million from sales of financial assets in securitizations in first quarter 2009. Additionally, we had the following cash flows with our securitization trusts.

	Quarter ended March 31, 2009		,
		Other
	Mortgage	financial
(in millions)	loans	assets

Sales proceeds from securitizations (1)	$81,178	$ --
Servicing fees	1,000	18
Other interests held	495	79
Purchases of delinquent assets	13	--
Net servicing advances	62	--

(1)	Represents cash flow data for all loans securitized in first quarter 2009.
For securitizations completed in first quarter 2009, we used the following assumptions to determine the fair value of mortgage servicing rights at the date of securitization.

March 31, 2009
Mortgage
servicing rights

Prepayment speed (annual CPR (1))	12.6%
Life (in years)	5.9
Discount rate	9.1%

(1)	Constant prepayment rate.

Key economic assumptions and the sensitivity of the current fair value to immediate adverse changes in those assumptions at March 31, 2009, for residential and commercial mortgage servicing rights, and other interests held related to residential mortgage loan securitizations are presented in the following table.

	Mortgage	Other	Other interests held –
($ in millions)	servicing rights	interests held	subordinate bonds

Fair value of interests held	$12,932	$265	$176
Expected weighted-average life (in years)	3.6	4.2	5.4

Prepayment speed assumption (annual CPR)	19.6%	17.6%	14.0%
Decrease in fair value from:
10% increase	$650	$17	$--
25% increase	1,482	38	--

Discount rate assumption	10.0%	12.6%	13.6%
MSRs and other interests held
Decrease in fair value from:
100 basis point increase	$448	$8
200 basis point increase	861	15

Other interests held – subordinate bonds
Decrease in fair value from:
50 basis point increase			$4
100 basis point increase			9

Credit loss assumption			3.4%
Decrease in fair value from:
10% higher losses			$16
25% higher losses			36

Adverse changes in key economic assumptions used to measure the fair value of retained interests in securitizations that we acquired in the Wachovia acquisition were analyzed. The price sensitivity to these adverse changes was not significant and, accordingly, is not included in the table above.
The sensitivities in the table above are hypothetical and caution should be exercised when relying on this data. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the other interests held is calculated independently without changing any other assumptions. In reality, changes in one factor may result in changes in others (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

We also retained some AAA-rated fixed-rate and adjustable rate mortgage-backed securities. The fair value of the securities was $5,623 million at March 31, 2009, and $5,147 million at December 31, 2008, and was determined using an independent third party pricing service.
The table below presents information about the principal balances of owned and securitized loans.

					Delinquent				Net charge-offs
	Total loans (1)				loans (2)(3)				(recoveries) (3)
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Dec. 31	,	Quarter ended
(in millions)	2009		2008		2009		2008		March 31, 2009

Commercial and commercial real estate:
Commercial	$193,236		$204,113		$2,113		$1,471		$556
Other real estate mortgage	312,211		310,480		2,912		1,058		25
Real estate construction	33,912		34,676		1,995		1,221		103
Lease financing	14,792		15,829		114		92		17

Total commercial and commercial real estate	554,151		565,098		7,134		3,842		701
Consumer:
Real estate 1-4 family first mortgage	1,211,050		1,165,456		10,213		6,849		593
Real estate 1-4 family junior lien mortgage	114,845		115,308		2,096		1,421		880
Credit card	22,815		23,555		738		687		582
Other revolving credit and installment	104,469		104,886		1,504		1,427		737

Total consumer	1,453,179		1,409,205		14,551		10,384		2,792
Foreign	31,468		33,882		104		91		45

Total loans owned and securitized	2,038,798		2,008,185		$21,789		$14,317		$3,538

Less:
Securitized loans	1,150,106		1,117,039
Mortgages held for sale	36,807		20,088
Loans held for sale	8,306		6,228

Total loans held	$843,579		$864,830

(1)	Represents loans in the balance sheet or that have been securitized and includes residential mortgages sold to FNMA and FHLMC and securitizations where servicing is our only form of continuing involvement.

(2)	Delinquent loans are 90 days or more past due and still accruing interest as well as nonaccrual loans.

(3)	Delinquent loans and net charge-offs exclude loans sold to FNMA and FHLMC. We continue to service the loans and would only experience a loss if required to repurchase a delinquent loan due to a breach in original representations and warranties associated with our underwriting standards.
Transactions with VIEs
Our transactions with VIEs include securitization, investment and financing activities involving collateralized debt obligations (CDOs) backed by asset-backed and commercial real estate securities, collateralized loan obligations (CLOs) backed by corporate loans or bonds, and other types of structured financing. We have various forms of involvement with VIEs, including holding senior or subordinated interests, entering into liquidity arrangements, credit default swaps and other derivative contracts.

     A summary of our involvements with off-balance sheet (unconsolidated) VIEs is as follows:

				Other
	Total	Debt and		commitments
	VIE	equity		and	Net
(in millions)	assets (1)	interests	Derivatives	guarantees	assets

December 31, 2008		Carrying value – asset (liability)

CDOs	$48,802	$14,080	$1,053	$--	$15,133
Wachovia administered ABCP conduit	10,767	--	--	--	--
Asset-based lending structures	11,614	9,232	(136)	--	9,096
Tax credit structures	22,882	4,366	--	(516)	3,850
CLOs	23,339	3,217	109	--	3,326
Investment funds	105,808	3,543	--	--	3,543
Credit-linked note structures	12,993	50	1,472	--	1,522
Money market funds	31,843	50	10	--	60
Other (2)	1,832	3,983	(36)	(141)	3,806

Total	$269,880	$38,521	$2,472	$(657)	$40,336

		Maximum exposure to loss

CDOs		$14,080	$4,849	$1,514	$20,443
Wachovia administered ABCP conduit		--	15,824	--	15,824
Asset-based lending structures		9,346	136	--	9,482
Tax credit structures		4,366	--	560	4,926
CLOs		3,217	109	555	3,881
Investment funds		3,550	--	140	3,690
Credit-linked note structures		50	2,253	--	2,303
Money market funds		50	51	--	101
Other (2)		3,991	130	578	4,699

Total		$38,650	$23,352	$3,347	$65,349

March 31, 2009		Carrying value – asset (liability)

CDOs	$53,439	$14,595	$1,008	$--	$15,603
Wachovia administered ABCP conduit	9,894	--	--	--	--
Asset-based lending structures	15,158	9,061	(122)	--	8,939
Tax credit structures	27,197	5,025	--	(863)	4,162
CLOs	24,691	3,547	119	--	3,666
Investment funds	96,497	1,918	--	--	1,918
Credit-linked note structures	1,578	52	1,410	--	1,462
Money market funds	33,552	--	(9)	--	(9)
Other (2)	3,989	4,336	(8)	(86)	4,242

Total	$265,995	$38,534	$2,398	$(949)	$39,983

		Maximum exposure to loss

CDOs		$14,595	$4,414	$1,092	$20,101
Wachovia administered ABCP conduit		--	10,092	--	10,092
Asset-based lending structures		9,061	122	1,073	10,256
Tax credit structures		5,025	--	15	5,040
CLOs		3,547	119	529	4,195
Investment funds		1,918	500	123	2,541
Credit-linked note structures		52	2,189	--	2,241
Money market funds		--	39	12	51
Other (2)		4,336	160	535	5,031

Total		$38,534	$17,635	$3,379	$59,548

(1)	Represents the remaining principal balance of assets held by unconsolidated VIEs using the most current information available. For VIEs that obtain exposure to assets synthetically through derivative instruments, the remaining notional amount of the derivative is included in the asset balance.

(2)	Contains investments in auction rate securities issued by VIEs that we do not sponsor and, accordingly, are unable to obtain the total assets of the entity.

“Maximum exposure to loss” represents the carrying value of our involvement with off-balance sheet (unconsolidated) VIEs plus remaining undrawn liquidity and lending commitments, notional amount of net written derivative contracts, and notional amount of other commitments and guarantees. Maximum exposure to loss is a required disclosure under generally accepted accounting principles and represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
Collateralized debt obligations and collateralized loan obligations
A CDO or CLO is a securitization where an SPE purchases a pool of assets consisting of asset-backed securities or loans and issues multiple tranches of equity or notes to investors. In some transactions a portion of the assets are obtained synthetically through the use of derivatives such as credit default swaps or total return swaps. Generally, CDOs and CLOs are structured on behalf of a third party asset manager that typically selects and manages the assets for the term of the CDO or CLO. Typically, the asset manager has some discretion to manage the sale of assets of, or derivatives used by the CDOs and CLOs.
Prior to the securitization, we may provide all or substantially all of the warehouse financing to the asset manager. The asset manager uses this financing to purchase the assets into a bankruptcy remote SPE during the warehouse period. At the completion of the warehouse period, the assets are sold to the CDO or CLO and the warehouse financing is repaid with the proceeds received from the securitization’s investors. The warehousing period is generally less than 12 months in duration. In the event the securitization does not take place, the assets in the warehouse are liquidated. We consolidate the warehouse SPEs when we are the primary beneficiary. We are the primary beneficiary when we provide substantially all of the financing and therefore absorb the majority of the variability. Sometimes we have loss sharing arrangements whereby a third party asset manager agrees to absorb the credit and market risk during the warehousing period or upon liquidation of the collateral in the event a securitization does not take place. In those circumstances we do not consolidate the warehouse SPE because the third party asset manager absorbs the majority of the variability through the loss sharing arrangement.
In addition to our role as arranger and warehouse financing provider, we may have other forms of involvement with these transactions. Such involvements may include underwriter, liquidity provider, derivative counterparty, secondary market maker or investor. For certain transactions, we may also act as the collateral manager or servicer. We receive fees in connection with our role as collateral manager or servicer. We also earn fees for arranging these transactions and distributing the securities.
We assess whether we are the primary beneficiary of CDOs and CLOs at inception of the transactions based on our expectation of the variability associated with our continuing involvement. Subsequently, we monitor our ongoing involvement in these transactions to determine if a more frequent assessment of variability is necessary. Variability in these transactions may be created by credit risk, market risk, interest rate risk or liquidity risk associated with the CDO’s or CLO’s assets. Our assessment of the variability is performed qualitatively because our continuing involvement is typically senior in priority to the third party investors in transactions. In most cases, we are not the primary beneficiary of these transactions because we do not retain the subordinate interests in these transactions and, accordingly, do not absorb the majority of the variability.
Multi-seller commercial paper conduit
We administer a multi-seller asset-backed commercial paper (ABCP) conduit that arranges financing for certain client transactions. We acquired the relationship with this conduit in the Wachovia merger. This conduit is a bankruptcy remote entity that makes loans to, or purchases certificated interests from SPEs established by our clients (sellers) and which are secured by pools of financial assets. The conduit funds itself through the issuance of highly rated commercial paper to third party investors. The primary source of repayment of the commercial paper is the cash flows from the conduit’s assets or the re-issuance of commercial paper upon maturity. The conduit’s assets are structured with deal-specific credit enhancements generally in the form of overcollateralization provided by the seller, but also may include subordinated interests, cash reserve accounts, third party credit support facilities and excess spread capture. The weighted average life of the conduit’s assets was 2.8 years and 3.0 years at March 31, 2009, and December 31, 2008, respectively.
The composition of the conduit’s assets was as follows:

	March 31, 2009		December 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

Auto loans	34.1%	27.8%	34.1%	26.7%
Commercial and middle market loans	28.9	31.1	27.6	32.6
Equipment loans	14.8	11.8	14.4	11.4
Trade receivables	5.8	10.3	8.8	10.9
Credit cards	7.2	8.8	7.0	7.9
Leases	7.0	6.2	6.1	7.0
Other	2.2	4.0	2.0	3.5

Total	100%	100%	100%	100%

The table below summarizes the weighted-average credit rating equivalents of the conduit’s assets. These ratings are based on internal rating criteria.

	March 31, 2009		December 31, 2008
	Funded	Total	Funded	Total
	asset	committed	asset	committed
	composition	exposure	composition	exposure

AAA	7.0%	8.9%	9.4%	10.4%
AA	8.5	9.4	8.3	11.7
A	47.9	50.7	52.2	51.5
BBB/BB	36.6	31.0	30.1	26.4

Total	100%	100%	100%	100%

The timely repayment of the commercial paper is further supported by asset-specific liquidity facilities in the form of asset purchase agreements that we provide. Each facility is equal to 102% of the conduit’s funding commitments to a client. The aggregate amount of liquidity must be equal to or greater than all the commercial paper issued by the conduit. At the discretion of the administrator, we may be required to purchase assets from the conduit at par value plus interest, including situations where the conduit is unable to issue commercial paper. Par value may be different from fair value.
We receive fees in connection with our role as administrator and liquidity provider. We may also receive fees related to the structuring of the conduit’s transactions.
The weighted-average life of the commercial paper was 27.2 days in 2009 and the average yield on the commercial paper was 0.59%. The ability of the conduit to issue commercial paper is a function of general market conditions and the credit rating of the liquidity provider. At March 31, 2009, we did not hold any of the commercial paper issued by the conduit.
The conduit has issued a subordinated note to a third party investor. The subordinated note is designed to absorb the expected variability associated with the credit risk in the conduit’s assets as well as assets that may be funded by us as a result of a purchase under the provisions of the liquidity purchase agreements. Actual credit losses incurred on the conduit’s assets or assets purchased under the liquidity facilities are absorbed first by the subordinated note prior to any allocation to us as the liquidity provider. At March 31, 2009, the balance of the subordinated note was $60 million and it matures in 2017.
At least quarterly, or more often if circumstances dictate, we assess whether we are the primary beneficiary of the conduit based on our expectation of the variability associated with our liquidity facility and administrative fee arrangement. Such circumstances may include changes to deal-specific liquidity arrangements, changes to the terms of the conduit’s assets or the purchase of the conduit’s commercial paper. We assess variability using a quantitative expected loss model. The key inputs to the model include internally generated risk ratings that are mapped to third party rating agency loss-given-default assumptions. We do not consolidate the conduit because our expected loss model indicates that the holder of the subordinated note absorbs the majority of the variability of the conduits’ assets. Although we are not required to consolidate the conduit, consolidation of the conduit would not have a material effect on our leverage ratio or Tier 1 capital.
Asset-based lending structures
We engage in various forms of structured lending arrangements with VIEs that are collateralized by various asset classes including energy contracts, auto and other transportation leases, intellectual property, equipment and general corporate credit. We typically provide senior financing, and may act as an interest rate swap or commodity derivative counterparty when necessary. In most cases, we are not the primary beneficiary of these structures because we do not retain a majority of the variability in these transactions.
For example, we had investments in asset backed securities that were collateralized by auto leases and cash reserves. These fixed-rate securities have been structured as single-tranche, fully amortizing, unrated bonds that are equivalent to investment-grade securities due to their significant overcollateralization. The securities are issued by SPEs that have been formed and sponsored by third party auto financing institutions primarily because they require a source of liquidity to fund ongoing vehicle sales operations.

Tax credit structures
We make passive investments in affordable housing and sustainable energy projects that are designed to generate a return primarily through the realization of federal tax credits. In some instances, our investments in these structures may require that we fund future capital commitments at the discretion of the project sponsors. While the size of our investment in a single entity may at times exceed 50% of the outstanding equity interests, we do not consolidate these structures due to performance guarantees provided by the project sponsors giving them a majority of the variability.
Investment funds
At March 31, 2009, we had investments of $1.2 billion and lending arrangements of $88 million with certain funds managed by one of our majority owned subsidiaries, compared with investments of $2.1 billion and lending arrangements of $349 million at December 31, 2008. In addition, we also provide a default protection agreement to a third party lender to one of these funds. Our involvements in these funds are either senior or of equal priority to third party investors. We do not consolidate the investment funds because we do not absorb the majority of the expected future variability associated with the funds’ assets, including variability associated with credit, interest rate and liquidity risks.
We are also a passive investor in various investment funds that invest directly in private equity and mezzanine securities as well as funds sponsored by select private equity and venture capital groups. We also invest in hedge funds on behalf of clients. In these transactions, we use various derivative contracts that are designed to provide our clients with the returns of the underlying hedge fund investments. We do not consolidate these funds because we do not hold a majority of the subordinate interests in these funds.
Money market funds
We entered into a capital support agreement in first quarter 2008 for up to $130 million related to an investment in a structured investment vehicle (SIV) held by our AAA-rated non-government money market funds. In third quarter 2008, we fulfilled our obligation under this agreement by purchasing the SIV investment from the funds. At December 31, 2008, the SIV investment was recorded as a debt security in our securities available-for-sale portfolio. In addition, at March 31, 2009, we had remaining outstanding support agreements of $51 million to certain other funds to support the value of certain investments held by those funds. We recorded a loss of $50 million and a liability of $9 million in first quarter 2009 in connection with these support agreements. We do not consolidate these funds because we are generally not responsible for investment losses incurred by our funds, and we do not have a contractual or implicit obligation to indemnify such losses or provide additional support to the funds. While we elected to enter into the capital support agreements for the funds, we are not obligated and may elect not to provide additional support to these funds or other funds in the future.
Credit-linked note structures
We structure transactions for clients designed to provide investors with specified returns based on the returns of an underlying security, loan or index. To generate regulatory capital for the Company, we also structure similar transactions that are indexed to the returns of a pool of underlying securities or loans that we own. These transactions result in the issuance of credit-linked notes. These transactions typically involve a bankruptcy remote SPE that synthetically obtains exposure to the underlying through a derivative instrument such as a written credit default swap or total return swap. The SPE issues notes to investors based on the referenced underlying. Proceeds received from the issuance of these notes are usually invested in investment grade financial assets. We are typically the derivative counterparty to these transactions and administrator responsible for investing the note proceeds. We do not consolidate these SPEs because we typically do not hold any of the notes that they issue.
Other transactions with VIEs
In August 2008, Wachovia reached an agreement to purchase at par auction rate securities (ARS) that were sold to third party investors by two of its subsidiaries. ARS are debt instruments with long-term maturities, but which reprice more frequently. Certain of these securities were issued by VIEs. At March 31, 2009, and December 31, 2008, we held in our securities available-for-sale portfolio $3.7 billion of ARS issued by VIEs that we redeemed pursuant to this agreement. At March 31, 2009, and December 31, 2008, we had a liability in our balance sheet of $42 million and $91 million, respectively, for additional losses on anticipated future redemptions of ARS issued by VIEs. Were we to redeem all remaining ARS issued by VIEs that are subject to the agreement, our estimated maximum exposure to loss would have been $468 million and $620 million at March 31, 2009, and December 31, 2008, respectively; however, certain of these securities may be repaid in full by the issuer prior to redemption. We do not consolidate the VIEs that issued the ARS because we do not expect to absorb the majority of the expected future variability associated with the VIEs’ assets.
Trust preferred securities
In addition to the involvements disclosed in the following table, we had $19.0 billion of debt financing through the issuance of trust preferred securities at March 31, 2009. In these transactions, VIEs that we wholly own issue preferred equity or debt securities to third party investors. All of the proceeds of the issuance are invested in debt securities that we issue to the VIEs. In certain instances, we may provide liquidity to third party investors that purchase long-term securities that reprice frequently issued by VIEs. The VIEs’ operations and cash flows relate only to the issuance, administration and repayment of the securities held by third parties. We do not consolidate these VIEs because the VIEs’ sole assets are receivables from us. This is the case even though we own all of the VIEs’ voting equity shares, have fully guaranteed the VIEs’ obligations and may have the right to redeem the third party securities under certain circumstances. We report the debt securities that we issue to the VIEs as long-term debt in our consolidated balance sheet.

A summary of our transactions with VIEs accounted for as secured borrowings and involvements with consolidated VIEs is as follows:

		Carrying value (1)
	Total		Third
	VIE	Consolidated	party	Noncontrolling
(in millions)	assets	assets	liabilities	interests

December 31, 2008

Secured borrowings:
Municipal tender option bond securitizations	$6,358	$6,280	$4,765	$--
Auto loan securitizations	2,134	2,134	1,869	--
Commercial real estate loans	1,294	1,294	1,258	--
Residential mortgage securitizations	1,124	995	699	--

Total secured borrowings	10,910	10,703	8,591	--

Consolidated VIEs:
Structured asset finance	3,491	1,666	1,481	13
Investment funds	1,119	1,070	155	97
Other	1,007	1,007	774	11

Total consolidated VIEs	5,617	3,743	2,410	121

Total secured borrowings and consolidated VIEs	$16,527	$14,446	$11,001	$121

March 31, 2009

Secured borrowings:
Municipal tender option bond securitizations	$6,081	$6,010	$5,822	$--
Auto loan securitizations	1,702	1,702	1,441	--
Commercial real estate loans	1,112	1,112	1,049	--
Residential mortgage securitizations	1,025	899	614	--

Total secured borrowings	9,920	9,723	8,926	--

Consolidated VIEs:
Structured asset finance	3,476	1,723	1,556	16
Investment funds	1,946	1,946	242	105
Other	1,108	1,107	832	17

Total consolidated VIEs	6,530	4,776	2,630	138

Total secured borrowings and consolidated VIEs	$16,450	$14,499	$11,556	$138

(1)	Amounts exclude loan loss reserves, and total assets may differ from consolidated assets due to the different measurement methods used depending on the assets’ classifications.
We have raised financing through the securitization of certain financial assets in transactions with VIEs accounted for as secured borrowings. We also consolidate VIEs where we are the primary beneficiary. In certain transactions we provide contractual support in the form of limited recourse and liquidity to facilitate the remarketing of short-term securities issued to third party investors. Other than this limited contractual support, the assets of the VIEs are the sole source of repayment of the securities held by third parties.

8. MORTGAGE BANKING ACTIVITIES
Mortgage banking activities, included in the Community Banking and Wholesale Banking operating segments, consist of residential and commercial mortgage originations and servicing.
The changes in residential MSRs measured using the fair value method were:

	Quarter ended March 31	,
(in millions)	2009	2008

Fair value, beginning of quarter	$14,714	$16,763
Purchases	--	52
Acquired from Wachovia (1)	34	--
Servicing from securitizations or asset transfers	1,447	797
Sales	--	(92)

Net additions	1,481	757

Changes in fair value:
Due to changes in valuation model inputs or assumptions (2)	(2,824)	(1,798)
Other changes in fair value (3)	(980)	(766)

Total changes in fair value	(3,804)	(2,564)

Fair value, end of quarter	$12,391	$14,956

(1)	First quarter 2009 reflects refinements to initial purchase accounting adjustments.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.
The changes in amortized commercial MSRs were:

	Quarter ended March 31		,
(in millions)	2009	2008

Balance, beginning of quarter	$1,446	$466
Purchases (1)	4	3
Acquired from Wachovia (2)	(127)	--
Servicing from securitizations or asset transfers (1)	4	5
Amortization	(70)	(19)

Balance, end of quarter (3)	$1,257	$455

Fair value of amortized MSRs:
Beginning of quarter	$1,555	$573
End of quarter	1,392	601

(1)	Based on March 31, 2009, assumptions, the weighted-average amortization period for MSRs added during the quarter was approximately 16.7 years.

(2)	First quarter 2009 reflects refinements to initial purchase accounting adjustments.

(3)	There was no valuation allowance recorded for the periods presented.

The components of our managed servicing portfolio were:

	Mar. 31	,	Dec. 31	,	Mar. 31	,
(in billions)	2009		2008		2008

Residential mortgage loans serviced for others (1)	$1,379		$1,388		$1,288
Owned loans serviced (2)	267		268		102

Total owned residential mortgage loans serviced	1,646		1,656		1,390
Commercial mortgage loans serviced for others	474		472		144

Total owned loans serviced	2,120		2,128		1,534
Sub-servicing	23		26		21

Total managed servicing portfolio	$2,143		$2,154		$1,555

Ratio of MSRs to related loans serviced for others	0.74%		0.87%		1.08%

(1)	Consists of 1-4 family first mortgage and commercial mortgage loans.

(2)	Consists of mortgages held for sale and 1-4 family first mortgage loans.
The components of mortgage banking noninterest income were:

	Quarter ended March 31	,
(in millions)	2009	2008

Servicing income, net:
Servicing fees (1)	$1,018	$964
Changes in fair value of residential MSRs:
Due to changes in valuation model inputs or assumptions (2)	(2,824)	(1,798)
Other changes in fair value (3)	(980)	(766)

Total changes in fair value of residential MSRs	(3,804)	(2,564)
Amortization	(70)	(19)
Net derivative gains from economic hedges (4)	3,699	1,892

Total servicing income, net	843	273
Net gains on mortgage loan origination/sales activities	1,582	267
All other	79	91

Total mortgage banking noninterest income	$2,504	$631

Market-related valuation changes to MSRs, net of hedge results (2) + (4)	$875	$94

(1)	Includes contractually specified servicing fees, late charges and other ancillary revenues.

(2)	Principally reflects changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates.

(3)	Represents changes due to collection/realization of expected cash flows over time.

(4)	Represents results from free-standing derivatives (economic hedges) used to hedge the risk of changes in fair value of MSRs. See Note 12 – Free-Standing Derivatives in this Report for additional discussion and detail.

9. INTANGIBLE ASSETS
The gross carrying value of intangible assets and accumulated amortization was:

	March 31		,	December 31		,	March 31		,
	2009			2008			2008
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
(in millions)	value	amortization		value	amortization		value	amortization

Amortized intangible assets:
MSRs (1)	$1,553	$296		$1,672	$226		$625	$170
Core deposit intangibles	14,746	2,720		14,188	2,189		2,503	2,100
Customer relationship and other intangibles	3,287	601		3,988	486		733	441

Total amortized intangible assets	$19,586	$3,617		$19,848	$2,901		$3,861	$2,711

MSRs (fair value) (1)	$12,391			$14,714			$14,956
Trademark	14			14			14

(1)	See Note 8 in this Report for additional information on MSRs.
The current year and estimated future amortization expense for intangible assets as of March 31, 2009, follows:

		Customer
	Core	relationship	Amortized
	deposit	and other	commercial
(in millions)	intangibles	intangibles	MSRs	Total

Three months ended March 31, 2009 (actual)	$532	$115	$70	$717

Estimate for year ended December 31, 2009	$2,121	$466	$259	$2,846
2010	1,813	370	213	2,396
2011	1,544	309	188	2,041
2012	1,352	290	151	1,793
2013	1,202	271	118	1,591
2014	1,078	253	103	1,434

We based our projections of amortization expense shown above on existing asset balances at March 31, 2009. Future amortization expense may vary based on additional amortized intangible assets acquired through business combinations.

10. GOODWILL
For our goodwill impairment analysis, we allocate all of the goodwill to the individual operating segments. As a result of the combination of Wells Fargo and Wachovia, management realigned its operating segments. We have revised prior period information to reflect this realignment. See Note 17 in this Report for further information on management reporting. The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The additions in first quarter 2009 relate to additional goodwill recorded in connection with refinements to our initial acquisition date purchase accounting.

			Wealth,
			Brokerage and
	Community	Wholesale	Retirement	Consolidated
(in millions)	Banking	Banking	Services	Company

December 31, 2007	$10,591	$2,136	$379	$13,106

Goodwill from business combinations	--	44	--	44
Foreign currency translation adjustments	(2)	--	--	(2)

March 31, 2008	$10,589	$2,180	$379	$13,148

December 31, 2008	$16,810	$5,438	$379	$22,627

Goodwill from business combinations	732	467	--	1,199
Foreign currency translation adjustments	(1)	--	--	(1)

March 31, 2009	$17,541	$5,905	$379	$23,825

11. GUARANTEES AND LEGAL ACTIONS
Guarantees
Guarantees are contracts that contingently require us to make payments to a guaranteed party based on an event or a change in an underlying asset, liability, rate or index. Guarantees are generally in the form of securities lending indemnifications, standby letters of credit, liquidity agreements, written put options, recourse obligations, residual value guarantees, and contingent consideration. The following table shows carrying value, maximum exposure to loss on our guarantees and the amount with a higher risk of performance.

	March 31			,	December 31			,
	2009				2008
		Maximum	Higher			Maximum	Higher
	Carrying	exposure	performance		Carrying	exposure	performance
(in millions)	value	to loss	risk		value	to loss	risk

Standby letters of credit	$318	$50,325	$10,157		$130	$47,191	$17,293
Securities and other lending indemnifications	51	28,611	3,859		--	30,120	1,907
Liquidity agreements (1)	41	14,514	--		30	17,602	--
Written put options (1)	1,558	7,423	3,109		1,376	10,182	5,314
Loans sold with recourse	192	6,288	2,169		53	6,126	2,038
Residual value guarantees	--	197	--		--	1,121	--
Contingent consideration	--	134	--		11	187	--
Other guarantees	--	73	--		--	38	--

Total guarantees	$2,160	$107,565	$19,294		$1,600	$112,567	$26,552

(1)	Liquidity agreements and written put options that are in the form of derivatives are excluded from this disclosure and included in the derivative disclosures in Note 12. Certain of these agreements included in this table are related to off-balance sheet entities and, accordingly, are also disclosed in Note 7.
“Maximum exposure to loss” and “higher performance risk” are required disclosures under generally accepted accounting principles. Higher performance risk represents those guarantees on which we have a higher risk of being required to perform under the terms of the guarantee. We consider the risk of performance to be high if the underlying assets under the guarantee have an external rating that is below investment grade or an internal credit default grade that is equivalent thereto. Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value or cost adjusted for incurred credit losses, is more representative of our exposure to loss than either higher performance risk or maximum exposure to loss.
We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between our customers and third parties. Standby letters of credit are agreements where we are obligated to make payment to a third party on behalf of a customer in the event the customer fails to meet their contractual obligations. We consider the credit risk in standby letters of credit and commercial and similar letters of credit in determining the allowance for credit losses.

As a securities lending agent, we loan client securities, on a fully collateralized basis, to third party borrowers. We indemnify our clients against borrower default of a return of those securities and, in certain cases, against collateral losses. We support these guarantees with collateral, generally in the form of cash or highly liquid securities, that is marked to market daily. At March 31, 2009, and December 31, 2008, respectively, there was $29.2 billion and $31.0 billion in collateral supporting loaned securities with values of $28.6 billion and $30.1 billion.
We enter into other types of indemnification agreements in the ordinary course of business under which we agree to indemnify third parties against any damages, losses and expenses incurred in connection with legal and other proceedings arising from relationships or transactions with us. These relationships or transactions include those arising from service as a director or officer of the Company, underwriting agreements relating to our securities, acquisition agreements and various other business transactions or arrangements. Because the extent of our obligations under these agreements depends entirely upon the occurrence of future events, our potential future liability under these agreements is not determinable.
We provide liquidity facilities on all commercial paper issued by the conduit we administer. We also provide liquidity to certain off-balance sheet entities that hold securitized fixed rate municipal bonds and consumer or commercial assets that are partially funded with the issuance of money market and other short-term notes. See Note 7 in this Report for additional information on these arrangements.
Written put options are contracts that give the counterparty the right to sell to us an underlying instrument held by the counterparty at a specified price, and include options, floors, caps and credit default swaps. These written put option contracts generally permit net settlement. While these derivative transactions expose us to risk in the event the option is exercised, we manage this risk by entering into offsetting trades or by taking short positions in the underlying instrument. We offset substantially all put options written to customers with purchased options. Additionally, for certain of these contracts, we require the counterparty to pledge the underlying instrument as collateral for the transaction. Our ultimate obligation under written put options is based on future market conditions and is only quantifiable at settlement. See Note 7 in this Report for additional information regarding transactions with VIEs and Note 12 in this Report for additional information regarding written derivative contracts.
In certain loan sales or securitizations, we provide recourse to the buyer whereby we are required to repurchase loans at par value plus accrued interest on the occurrence of certain credit-related events within a certain period of time. The maximum exposure to loss represents the outstanding principal balance of the loans sold or securitized that are subject to recourse provisions, but the likelihood of the repurchase of the entire balance is remote and amounts paid can be recovered in whole or in part from the sale of collateral. In first quarter 2009, we did not repurchase a significant amount of loans associated with these agreements.
We have provided residual value guarantees as part of certain leasing transactions of corporate assets. At March 31, 2009, the only remaining residual value guarantee related to a leasing transaction on certain corporate buildings. At December 31, 2008, the residual value guarantees also included leasing transactions related to railcars, which were unwound in first quarter 2009. The lessors in these leases are generally large financial institutions or their leasing subsidiaries. These guarantees protect the lessor from loss on sale of the related asset at the end of the lease term. To the extent that a sale of the leased assets results in proceeds less than a stated percent (generally 80% to 89%) of the asset’s cost less depreciation, we would be required to reimburse the lessor under our guarantee.
In connection with certain brokerage, asset management, insurance agency and other acquisitions we have made, the terms of the acquisition agreements provide for deferred payments or additional consideration, based on certain performance targets.
We have entered into various contingent performance guarantees through credit risk participation arrangements. Under these agreements, if a customer defaults on its obligation to perform under certain credit agreements with third parties, we will be required to make payments to the third parties.
Legal Actions
The following supplements and amends our discussion of certain matters previously reported in Item 3 (Legal Proceedings) of our 2008 Form 10-K for events occurring in the most recent quarter.
Municipal Derivatives Bid Practices All state and federal purported class actions have now been consolidated in the U.S. District Court for the Southern District of New York. On April 30, 2009, the Court granted a motion filed by Wachovia and certain other defendants and dismissed all claims against Wachovia. Plaintiffs may replead their claims.
Auction Rate Securities On April 23, 2009, the Attorney General of the State of California filed a complaint in the Superior Court of the State of California for the County of San Francisco alleging that certain Wells Fargo affiliates improperly sold auction rate securities to customers. The Attorney General seeks an injunction against those affiliates, enjoining them from violating certain California statutes, civil penalties, disgorgement of profits, restitution and damages.
Merger-Related Litigation On March 20, 2009, the U.S. District Court for the Southern District of New York remanded the Citigroup, Inc. v. Wachovia Corp., et al. case to the Supreme Court of the State of New York for the County of Manhattan.
Golden West and Related Litigation On March 19, 2009, the defendants filed a motion to dismiss the amended class action complaint in the Lipetz case, which has now been re-captioned as In re Wachovia Equity Securities Litigation. Briefing is scheduled to be complete by June 26, 2009.
Le-Nature’s, Inc. On March 2, 2009, the Wachovia defendants moved to dismiss the case filed by the liquidation trust, which was formed in Le-Nature’s bankruptcy. On April 3, 2009, after a number of procedural motions in various courts, the California Public Employees Retirement System, et al. v. Wachovia Capital Markets, LLC case was remanded to the Superior Court of the State of California for the County of Los Angeles.
Outlook Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wells Fargo believes that the eventual outcome of the actions against Wells Fargo and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wells Fargo’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wells Fargo’s results of operations for any particular period.
12. DERIVATIVES
We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk, to generate profits from proprietary trading and to assist customers with their risk management objectives. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined. Our approach to managing interest rate risk includes the use of derivatives. This helps minimize significant, unplanned fluctuations in earnings, fair values of assets and liabilities, and cash flows caused by interest rate volatility. This approach involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on the net interest margin and cash flows. As a result of interest rate fluctuations, hedged assets and liabilities will gain or lose market value. In a fair value hedging strategy, the effect of this unrealized gain or loss will generally be offset by the gain or loss on the derivatives linked to the hedged assets and liabilities. In a cash flow hedging strategy, we manage the variability of cash payments due to interest rate fluctuations by the effective use of derivatives linked to hedged assets and liabilities.
We use derivatives as part of our interest rate and foreign currency risk management, including interest rate swaps, caps and floors, futures and forward contracts, and options. We also offer various derivatives, including interest rate, commodity, equity, credit and foreign exchange contracts, to our customers but usually offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as free-standing derivatives. Free-standing derivatives also include derivatives we enter into for risk management that do not otherwise qualify for hedge accounting, including economic hedge derivatives. To a lesser extent, we take positions based on market expectations or to benefit from price differentials between financial instruments and markets. Additionally, free-standing derivatives include embedded derivatives that are required to be separately accounted for from their host contracts.
Our derivative activities are monitored by Corporate ALCO. Our Treasury function, which includes asset/liability management, is responsible for various hedging strategies developed through analysis of data from financial models and other internal and industry sources. We incorporate the resulting hedging strategies into our overall interest rate risk management and trading strategies.

The total notional or contractual amounts and fair values for derivatives were:

	March 31, 2009			December 31, 2008
	Notional or	Fair value		Notional or	Fair value
	contractual	Asset	Liability	contractual	Asset	Liability
(in millions)	amount	derivatives	derivatives	amount	derivatives	derivatives

Qualifying hedge contracts accounted for under FAS 133 (1)
Interest rate contracts	$176,593	$10,269	$2,847	$191,972	$11,511	$3,287
Foreign exchange contracts	42,308	1,119	1,344	38,386	1,138	1,198

Total derivatives designated as hedging instruments under FAS 133		11,388	4,191		12,649	4,485

Derivatives not designated as hedging instruments under FAS 133
Free-standing derivatives (economic hedges) (1):
Interest rate contracts (2)	946,991	11,014	8,933	750,728	12,635	9,708
Equity contracts	39	--	9	--	--	--
Foreign exchange contracts	4,435	370	131	4,208	150	325
Credit contracts	2,644	473	--	644	528	--
Other derivatives	951	3	139	4,458	108	71

Subtotal		11,860	9,212		13,421	10,104

Customer accommodation, trading and other free-standing derivatives (3):
Interest rate contracts	3,399,331	115,111	113,609	3,752,656	142,739	141,508
Commodity contracts	58,421	6,035	6,203	86,360	6,117	6,068
Equity contracts	35,511	2,276	2,664	37,136	3,088	2,678
Foreign exchange contracts	267,361	4,791	4,595	273,437	7,562	7,419
Credit contracts	278,620	24,986	24,493	272,722	21,953	21,787
Other derivatives	4,323	882	133	6,322	524	524

Subtotal		154,081	151,697		181,983	179,984

Total derivatives not designated as hedging instruments under FAS 133		165,941	160,909		195,404	190,088

Subtotal		177,329	165,100		208,053	194,573

Netting (4)		(140,124)	(152,208)		(168,690)	(182,435)

Total		$37,205	$12,892		$39,363	$12,138

(1)	Represents asset/liability management hedges, which are included in other assets or other liabilities.

(2)	Includes free-standing derivatives (economic hedges) used to hedge the risk of changes in the fair value of residential MSRs, MHFS, interest rate lock commitments and other interests held.

(3)	Customer accommodation, trading and other free-standing derivatives are included in trading assets or other liabilities.

(4)	Represents netting of derivative asset and liability balances, and related cash collateral, with the same counterparty subject to master netting arrangements under FIN 39. The amount of cash collateral netted against derivative assets and liabilities was $19.5 billion and $6.8 billion, respectively, at March 31, 2009, and $17.7 billion and $22.2 billion, respectively, at December 31, 2008.
Fair Value Hedges
We use interest rate swaps to convert certain of our fixed-rate long-term debt and certificates of deposit to floating rates to hedge our exposure to interest rate risk. We also enter into cross-currency swaps, cross-currency interest rate swaps and forward contracts to hedge our exposure to foreign currency risk and interest rate risk associated with the issuance of non-U.S. dollar denominated long-term debt and repurchase agreements. The ineffective portion of these aforementioned fair value hedges is recorded as part of noninterest income. Consistent with our asset/liability management strategy of converting fixed-rate debt to floating-rates, we believe interest expense should reflect only the current contractual interest cash flows on the liabilities and the related swaps. In addition, we use interest rate swaps to hedge against changes in fair value of certain debt securities that are classified as securities available for sale, due to changes in interest rates, foreign currency rates, or both. The ineffective portion of these fair value hedges is recorded in “Net gains (losses) on debt securities available for sale” in the income statement. For fair value hedges of long-term debt, certificates of deposit, repurchase agreements and debt securities, all parts of each derivative’s gain or loss due to the hedged risk are included in the assessment of hedge effectiveness.
For certain fair value hedging relationships, we use statistical analysis to assess hedge effectiveness, both at inception of the hedging relationship and on an ongoing basis. Such analysis may include regression analysis or analysis of the price sensitivity of the hedging instrument relative to that of the hedged item. The regression analysis involves regressing the periodic change in fair value of the hedging instrument against the periodic changes in fair value of the asset or liability being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness. Additionally, for other fair value hedging relationships, we use the cumulative dollar-offset approach to validate the effectiveness of the hedge on a retrospective basis.
The following table shows the gains (losses) recognized in the income statement related to derivatives in FAS 133 fair value hedging relationships.

	Quarter ended March 31, 2009
	Gains (losses)
	recorded in net
	interest income	Gains (losses) recorded in noninterest income
				Recognized on
				fair value
				hedges
	Recognized	Recognized	Recognized	(ineffective
(in millions)	on derivatives	on derivatives	on hedged item	portion)

		(A)	(B)	(A) + (B)

Interest rate contracts
Hedging:
Securities available for sale	$(41)	$82	$(93)	$(11)
Long-term debt	264	(789)	798	9

Foreign exchange contracts
Hedging:
Securities available for sale	(28)	2	(2)	--
Short-term borrowings	16	(1)	1	--
Long-term debt	76	(262)	330	68

Total	$287	$(968)	$1,034	$66	(1)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Cash Flow Hedges
We hedge floating-rate debt against future interest rate increases by using interest rate swaps to convert floating-rate debt to fixed rates and by using interest rate caps, floors and futures to limit variability of rates. We also use interest rate swaps and floors to hedge the variability in interest payments received on certain floating-rate commercial loans, due to changes in the benchmark interest rate. Gains and losses on derivatives that are reclassified from cumulative other comprehensive income to current period earnings, are included in the line item in which the hedged item’s effect on earnings is recorded. All parts of gain or loss on these derivatives are included in the assessment of hedge effectiveness. For all cash flow hedges, we assess hedge effectiveness using regression analysis, both at inception of the hedging relationship and on an ongoing basis. The regression analysis involves regressing the periodic changes in cash flows of the hedging instrument against the periodic changes in cash flows of the forecasted transaction being hedged due to changes in the hedged risk(s). The assessment includes an evaluation of the quantitative measures of the regression results used to validate the conclusion of high effectiveness.
We expect that $34 million of deferred net losses on derivatives in other comprehensive income at March 31, 2009, will be reclassified as earnings during the next twelve months, compared with $60 million of net deferred losses at December 31, 2008. We are hedging our exposure to the variability of future cash flows for all forecasted transactions for a maximum of 17 years for both hedges of floating-rate debt and floating-rate commercial loans.
The following table shows the gains (losses) recognized related to derivatives in FAS 133 cash flow hedging relationships.

(in millions)	Quarter ended March 31, 2009
Gains (pre tax)
		Gains (pre tax)	recognized in
	Gains (after tax)	reclassified from	noninterest
	recognized in	cumulative OCI	income on
	OCI on	into net	derivatives
	derivatives	interest income	(ineffective
	(effective portion)	(effective portion)	portion)

Interest rate contracts	$68	$135	$6	(1)

(1)	None of the change in value of the derivatives was excluded from the assessment of hedge effectiveness.

Free-Standing Derivatives
We use free-standing derivatives (economic hedges), in addition to debt securities available for sale, to hedge the risk of changes in the fair value of residential MSRs, new prime residential MHFS, derivative loan commitments and other interests held, with the resulting gain or loss reflected in income.
The derivatives used to hedge residential MSRs include swaps, swaptions, forwards, Eurodollar and Treasury futures and options contracts resulted in net derivative gains of $3,699 million in first quarter 2009 and $1,892 million in first quarter 2008 from economic hedges related to our mortgage servicing activities and are included in mortgage banking noninterest income. The aggregate fair value of these derivatives used as economic hedges was a net asset of $2,845 million at March 31, 2009, and $3,610 million at December 31, 2008. Changes in fair value of debt securities available for sale (unrealized gains and losses) are not included in servicing income, but are reported in cumulative other comprehensive income (net of tax) or, upon sale, are reported in net gains (losses) on debt securities available for sale.
Interest rate lock commitments for residential mortgage loans that we intend to sell are considered free-standing derivatives. Our interest rate exposure on these derivative loan commitments, as well as most new prime residential MHFS carried at fair value under FAS 159, is hedged with free-standing derivatives (economic hedges) such as forwards and options, Eurodollar futures and options, and Treasury futures, forwards and options contracts. The commitments, free-standing derivatives and residential MHFS are carried at fair value with changes in fair value included in mortgage banking noninterest income. For interest rate lock commitments we include, at inception and during the life of the loan commitment, the expected net future cash flows related to the associated servicing of the loan as part of the fair value measurement of derivative loan commitments. Changes subsequent to inception are based on changes in fair value of the underlying loan resulting from the exercise of the commitment and changes in the probability that the loan will not fund within the terms of the commitment (referred to as a fall-out factor). The value of the underlying loan is affected primarily by changes in interest rates and the passage of time. However, changes in investor demand, such as concerns about credit risk, can also cause changes in the spread relationships between underlying loan value and the derivative financial instruments that cannot be hedged. The aggregate fair value of derivative loan commitments in the balance sheet at March 31, 2009, and December 31, 2008, was a net asset of $474 million and $125 million, respectively, and is included in the caption “Interest rate contracts” under “Customer accommodation, trading and other free-standing derivatives” in the table on page 96.
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

Additionally, free-standing derivatives include embedded derivatives that are required to be accounted for separate from their host contract. We periodically issue hybrid long-term notes and certificates of deposit where the performance of the hybrid instrument notes is linked to an equity, commodity or currency index, or basket of such indices. These notes contain explicit terms that affect some or all of the cash flows or the value of the note in a manner similar to a derivative instrument and therefore are considered to contain an “embedded” derivative instrument. The indices on which the performance of the hybrid instrument is calculated are not clearly and closely related to the host debt instrument. In accordance with FAS 133, the “embedded” derivative is separated from the host contract and accounted for as a free-standing derivative.
The following table shows the gains (losses) recognized in the income statement related to derivatives not designated as hedging instruments under FAS 133.

Quarter ended March 31, 2009
Gains (losses) recognized
in noninterest income
(in millions)	on derivatives

Free-standing derivatives (economic hedges)
Interest rate contracts (1)
Recognized in noninterest income:
Mortgage banking	$2,364
Other	(5)

Foreign exchange contracts	80

Equity contracts	2
Credit contracts	(58)

Subtotal	2,383

Customer accommodation, trading and other free-standing derivatives
Interest rate contracts (2)
Recognized in noninterest income:
Mortgage banking	1,013
Other	313

Commodity contracts	(12)
Equity contracts	(123)
Foreign exchange contracts	113
Credit contracts	254
Other	(163)

Subtotal	1,395

Total	$3,778

(1)	Predominantly mortgage banking noninterest income including gains (losses) on the derivatives used as economic hedges of MSRs, interest rate lock commitments, loans held for sale and mortgages held for sale.
(2)	Predominantly mortgage banking noninterest income including gains (losses) on interest rate lock commitments.

Credit Derivatives
We use credit derivatives to manage exposure to credit risk related to proprietary trading and to assist customers with their risk management objectives. This may include protection sold to offset purchased protection in structured product transactions, as well as liquidity agreements written to special purpose vehicles. The maximum exposure of sold credit derivatives is managed through posted collateral, purchased credit derivatives and similar products in order to achieve our desired credit risk profile. This credit risk management provides an ability to recover a significant portion of any amounts that would be paid under the sold credit derivatives. We would be required to perform under the noted credit derivatives in the event of default by the referenced obligors. Events of default include events such as bankruptcy, capital restructuring or lack of principal and/or interest payment. In certain cases, other triggers may exist, such as the credit downgrade of the referenced obligors or the inability of the special purpose vehicle for which we have provided liquidity to obtain funding.
The following table provides details of sold credit derivatives.

		Maximum	Higher
	Fair value	exposure	performance	Range of
(in millions)	liability	to loss	risk	maturities

December 31, 2008

Credit default swaps on corporate bonds	$9,643	$83,446	$39,987	2009-2018
Credit default swaps on structured products	4,940	7,451	5,824	2009-2056
Credit protection on credit default swap index	2,611	35,943	6,364	2009-2017
Credit protection on commercial mortgage-backed securities index	2,231	7,291	2,938	2009-2052
Credit protection on asset-backed securities index	1,331	1,526	1,116	2037-2046
Loan deliverable credit default swaps	106	611	592	2009-2014
Other	18	845	150	2009-2020

Total credit derivatives	$20,880	$137,113	$56,971

March 31, 2009

Credit default swaps on corporate bonds	$10,168	$82,468	$41,124	2009-2018
Credit default swaps on structured products	5,300	7,005	5,558	2009-2056
Credit protection on credit default swap index	3,803	39,166	6,240	2009-2017
Credit protection on commercial mortgage-backed securities index	2,631	4,888	313	2009-2052
Credit protection on asset-backed securities index	1,112	1,197	814	2037-2046
Loan deliverable credit default swaps	114	536	515	2009-2014
Other	18	1,629	940	2009-2020

Total credit derivatives	$23,146	$136,889	$55,504

“Maximum exposure to loss” and “higher performance risk” are required disclosures under generally accepted accounting principles. Higher performance risk represents those credit derivatives on which we have a higher risk of being required to perform under the terms of the credit derivative. We consider the risk of performance to be high if the underlying assets under the credit derivative have an external rating that is below investment grade or an internal credit default grade that is equivalent thereto. Maximum exposure to loss represents the estimated loss that would be incurred under an assumed hypothetical circumstance, despite its extremely remote possibility, where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss. We believe the carrying value, which is either fair value or cost adjusted for incurred credit losses, is more representative of our exposure to loss than either higher performance risk or maximum exposure to loss.

Credit-Risk Contingent Features
Certain of our derivative contracts contain provisions whereby if the credit rating of our debt, based on certain major credit rating agencies indicated in the relevant contracts, were to fall below investment grade, the counterparty could demand additional collateral or require termination or replacement of derivative instruments in a net liability position. The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that are in a net liability position on March 31, 2009, was $18.9 billion for which we have posted $15.9 billion collateral in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would be required to post additional collateral of $1.0 billion or potentially settle the contract in an amount equal to its fair value.
Counterparty Credit Risk
By using derivatives, we are exposed to credit risk if counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset in our balance sheet. The amounts reported as a derivative asset are derivative contracts in a gain position, and to the extent subject to master netting arrangements, net of derivatives in a loss position with the same counterparty and cash collateral received. We minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate. To the extent the master netting arrangements and other criteria meet the requirements of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as amended by FSP FIN 39-1, derivatives balances and related cash collateral amounts are shown net in the balance sheet. Counterparty credit risk related to derivatives is considered and, if material, provided for separately.

13. FAIR VALUES OF ASSETS AND LIABILITIES
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading assets, securities available for sale, derivatives, prime residential mortgages held for sale (MHFS), certain commercial loans held for sale (LHFS), residential MSRs, principal investments and securities sold but not yet purchased (short sale liabilities) are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as nonprime residential and commercial MHFS, certain LHFS, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets. For the impact of adoption of FSP FAS 157-4, see Note 1 in this Report.
We adopted FSP FAS 157-4 effective January 1, 2009. The FSP addresses measuring fair value under FAS 157 in situations where markets are inactive and transactions are not orderly. Under the provisions of the FSP, transaction or quoted prices for assets or liabilities in inactive markets may require adjustment due to the uncertainty whether the underlying transactions are orderly. Prior to adoption of the FSP, we used independent vendor or broker quoted prices (unadjusted) to measure fair value for substantially all of its securities available for sale. In connection with the adoption of this FSP, we developed policies and procedures to determine when the level and volume of activity for our assets and liabilities requiring fair value measurements has significantly declined relative to normal conditions. For such items that use price quotes, such as certain security classes within securities available for sale, the degree of market inactivity and distressed transactions was analyzed to determine the appropriate adjustment to the price quotes. The security classes where we considered the market to be less active included non-agency residential mortgage-backed securities, commercial mortgage-backed securities, collateralized debt obligations, home equity asset-backed securities and credit card-backed securities. The methodology used to adjust the quotes involved weighting the price quotes and results of internal pricing techniques such as the net present value of future expected cash flows (with observable inputs, where available) discounted at a rate of return market participants require. The significant inputs utilized in the internal pricing techniques, which were estimated by type of underlying collateral, included credit loss assumptions, estimated prepayment speeds and appropriate discount rates. The more active and orderly markets for particular security classes were determined to be, the more weighting assigned to price quotes. The less active and orderly markets were determined to be, the less weighting assigned to price quotes. For the impact of adoption of FSP FAS 157-4, see Note 1 in this Report.
Under FAS 159, we elected to measure MHFS at fair value prospectively for new prime residential MHFS originations, for which an active secondary market and readily available market prices existed to reliably support fair value pricing models used for these loans. On December 31, 2008, we elected to measure at fair value prime residential MHFS acquired from Wachovia. We also elected to remeasure at fair value certain of our other interests held related to residential loan sales and securitizations. We believe the election for MHFS and other interests held (which are now hedged with free-standing derivatives (economic hedges) along with our MSRs) reduces certain timing differences and better matches changes in the value of these assets with changes in the value of derivatives used as economic hedges for these assets.

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
Upon the acquisition of Wachovia, we elected to measure at fair value certain portfolios of LHFS that we intend to hold for trading purposes and that may be economically hedged with derivative instruments. In addition, we elected to measure at fair value certain letters of credit that are hedged with derivative instruments to better reflect the economics of the transactions. These letters of credit are included in trading account assets or liabilities.
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at March 31, 2008

Trading assets (excluding derivatives)	$1,047	$3,266	$362	$--	$4,675
Derivatives (trading assets)	77	10,186	--	(6,045)	4,218

Securities of U.S. Treasury and federal agencies	1,016	--	--	--	1,016
Securities of U.S. states and political subdivisions	--	7,014	166	--	7,180
Mortgage-backed securities:
Federal agencies	38,577	--	--	--	38,577
Residential	--	14,907	556	--	15,463
Commercial	--	7,122	--	--	7,122

Total mortgage-backed securities	38,577	22,029	556	--	61,162
Corporate debt securities	--	1,907	--	--	1,907
Collateralized debt obligations	--	817	--	--	817
Other	--	779	5,961	--	6,740

Total debt securities	39,593	32,546	6,683	--	78,822
Marketable equity securities:
Perpetual preferred securities	1,539	611	--	--	2,150
Other marketable equity securities	780	34	1	--	815

Total marketable equity securities	2,319	645	1	--	2,965

Total	41,912	33,191	6,684	--	81,787

Mortgages held for sale	--	26,667	1,260	--	27,927
Mortgage servicing rights (residential)	--	--	14,956	--	14,956
Other assets (2)	2,226	7,888	48	(6,995)	3,167

Total	$45,262	$81,198	$23,310	$(13,040)	$136,730

Other liabilities (3)	$(3,597)	$(11,597)	$(408)	$9,367	$(6,235)

(continued on following page)

(continued from previous page)

(in millions)	Level 1	Level 2	Level 3	Netting (1)	Total

Balance at December 31, 2008

Trading assets (excluding derivatives)	$911	$16,045	$3,495	$--	$20,451
Derivatives (trading assets)	331	174,355	7,897	(148,150)	34,433

Securities of U.S. Treasury and federal agencies	3,177	72	--	--	3,249
Securities of U.S. states and political subdivisions	1	11,754	903	--	12,658
Mortgage-backed securities:
Federal agencies	--	66,430	4	--	66,434
Residential	--	21,320	3,510	--	24,830
Commercial	--	8,192	286	--	8,478

Total mortgage-backed securities	--	95,942	3,800	--	99,742
Corporate debt securities	--	6,642	282	--	6,924
Collateralized debt obligations	--	2	2,083	--	2,085
Other	--	7,976	12,799	--	20,775

Total debt securities	3,178	122,388	19,867	--	145,433
Marketable equity securities:
Perpetual preferred securities	886	1,065	2,775	--	4,726
Other marketable equity securities	1,099	261	50	--	1,410

Total marketable equity securities	1,985	1,326	2,825	--	6,136

Total	5,163	123,714	22,692	--	151,569

Mortgages held for sale	--	14,036	4,718	--	18,754
Loans held for sale	--	398	--	--	398
Mortgage servicing rights (residential)	--	--	14,714	--	14,714
Other assets (2)	3,975	21,751	2,041	(20,540)	7,227

Total	$10,380	$350,299	$55,557	$(168,690)	$247,546

Other liabilities (3)	$(4,815)	$(187,098)	$(9,308)	$182,435	$(18,786)

Balance at March 31, 2009

Trading assets (excluding derivatives)	$2,396	$13,637	$3,258	$--	$19,291
Derivatives (trading assets)	1,420	145,193	7,810	(127,217)	27,206

Securities of U.S. Treasury and federal agencies	2,800	103	--	--	2,903
Securities of U.S. states and political subdivisions	1	11,024	821	--	11,846
Mortgage-backed securities:
Federal agencies	--	90,648	--	--	90,648
Residential	--	24,825	7,657	--	32,482
Commercial	--	7,278	2,497	--	9,775

Total mortgage-backed securities	--	122,751	10,154	--	132,905
Corporate debt securities	--	6,725	261	--	6,986
Collateralized debt obligations	--	57	2,329	--	2,386
Other	--	996	15,267	--	16,263

Total debt securities	2,801	141,656	28,832	--	173,289
Marketable equity securities:
Perpetual preferred securities	574	639	2,557	--	3,770
Other marketable equity securities	1,072	293	44	--	1,409

Total marketable equity securities	1,646	932	2,601	--	5,179

Total	4,447	142,588	31,433	--	178,468

Mortgages held for sale	--	30,689	4,516	--	35,205
Loans held for sale	--	114	--	--	114
Mortgage servicing rights (residential)	--	--	12,391	--	12,391
Other assets (2)	4,070	19,129	2,285	(12,907)	12,577

Total	$12,333	$351,350	$61,693	$(140,124)	$285,252

Other liabilities (3)	$(6,313)	$(157,898)	$(8,567)	$152,208	$(20,570)

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of FIN 39 are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.
(2)	Derivative assets other than trading and principal investments are included in this category.
(3)	Derivative liabilities other than trading are included in this category.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

		Total net gains					Net unrealized
		(losses) included in		Purchases,			gains (losses)
				sales,	Net		included in net
			Other	issuances	transfers		income relating
	Balance,		compre-	and	into and/	Balance,	to assets and
	beginning	Net	hensive	settlements,	or out of	end of	liabilities held
(in millions)	of period	income	income	net	Level 3 (1)	period	at period end	(2)

Quarter ended March 31, 2008

Trading assets (excluding derivatives)	$418	$(68)	$--	$12	$--	$362	$(40	)(3)

Securities available for sale:
Securities of U.S. states and political subdivisions	168	--	(8)	6	--	166	--
Mortgage-backed securities - residential	486	(8)	18	60	--	556	(4)
Other	4,726	--	32	1,203	--	5,961	--

Total debt securities	5,380	(8)	42	1,269	--	6,683	(4)
Marketable equity securities - other	1	--	--	--	--	1	--

Total securities available for sale	$5,381	$(8)	$42	$1,269	$--	$6,684	$(4)

Mortgages held for sale	$146	$(5)	$--	$27	$1,092	$1,260	$(5	)(4)

Mortgage servicing rights (residential)	16,763	(2,564)	--	757	--	14,956	(1,794	)(4)(5)

Net derivative assets and liabilities	6	(179)	--	142	--	(31)	(27	)(4)

Other liabilities (excluding derivatives)	(280)	(66)	--	17	--	(329)	(66	)(4)

Quarter ended March 31, 2009

Trading assets (excluding derivatives)	$3,495	$(38)	$--	$(523)	$324	$3,258	$2	(3)
Securities available for sale:
Securities of U.S. states and political subdivisions	903	(2)	2	(7)	(75)	821	--
Mortgage-backed securities:
Federal agencies	4	--	--	--	(4)	--	--
Residential	3,510	(29)	711	(170)	3,635	7,657	(95)
Commercial	286	(8)	501	51	1,667	2,497	(9)

Total mortgage-backed securities	3,800	(37)	1,212	(119)	5,298	10,154	(104)
Corporate debt securities	282	(2)	10	(17)	(12)	261	--
Collateralized debt obligations	2,083	70	172	2	2	2,329	--
Other	12,799	(20)	637	1,471	380	15,267	(31)

Total debt securities	19,867	9	2,033	1,330	5,593	28,832	(135)
Marketable equity securities
Perpetual preferred securities	2,775	70	26	(311)	(3)	2,557	--
Other marketable equity securities	50	--	(18)	60	(48)	44	--

Total marketable equity securities	2,825	70	8	(251)	(51)	2,601	--

Total securities available for sale	$22,692	$79	$2,041	$1,079	$5,542	$31,433	$(135)

Mortgages held for sale	$4,718	$2	$--	$(110)	$(94)	$4,516	$(1	)(4)

Mortgage servicing rights (residential)	14,714	(3,804)	--	1,481	--	12,391	(2,824	)(4)(5)

Net derivative assets and liabilities	37	848	--	(89)	240	1,036	616	(4)

Other assets (excluding derivatives)	1,231	(9)	--	(1)	--	1,221	(12	)(4)

Other liabilities (excluding derivatives)	(638)	(76)	--	(15)	--	(729)	(76)

(1)	The amounts presented as transfers into and out of Level 3 represent fair value as of the beginning of the period presented.
(2)	Represents only net losses that are due to changes in economic conditions and management’s estimates of fair value and excludes changes due to the collection/realization of cash flows over time.
(3)	Included in other noninterest income in the income statement.
(4)	Included in mortgage banking in the income statement.
(5)	Represents total unrealized losses of $2,824 million and $1,798 million, net of losses of nil and $4 million related to sales, in first quarter 2009 and 2008, respectively.

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
For certain assets and liabilities, we obtain fair value measurements from independent brokers or independent third party pricing services. The detail by level is shown in the table below.

	Independent brokers			Third party pricing services
(in millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

December 31, 2008

Trading assets (excluding derivatives)	$190	$3,272	$12	$917	$1,944	$110
Derivatives (trading and other assets)	3,419	106	106	605	4,635	--
Securities available for sale	181	8,916	1,681	3,944	109,170	8
Loans held for sale	--	1	--	--	353	--
Other liabilities	1,105	175	128	2,208	5,171	1

March 31, 2009

Trading assets (excluding derivatives)	$422	$3,600	$20	$22	$1,551	$2
Derivatives (trading and other assets)	3,527	2,215	52	--	4,268	8
Securities available for sale	400	1,956	256	3,297	113,274	11
Loans held for sale	--	--	--	--	78	--
Derivatives (liabilities)	699	1,976	71	--	4,133	2
Other liabilities	74	175	--	6	518	--

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

					Total gains
	Carrying value at quarter end				(losses) for
(in millions)	Level 1	Level 2	Level 3	Total	quarter ended

March 31, 2008

Mortgages held for sale	$--	$1,678	$103	$1,781	$(78)
Loans held for sale	--	360	--	360	(11)
Loans (1)	--	540	6	546	(1,297)
Private equity investments	16	--	3	19	(14)
Foreclosed assets (2)	--	384	--	384	(104)
Operating lease assets	--	19	--	19	--

					$(1,504)

March 31, 2009

Mortgages held for sale	$--	$668	$676	$1,344	$4
Loans held for sale	--	1,002	--	1,002	48
Loans (1)	--	1,459	111	1,570	(2,604)
Private equity investments	--	--	31	31	(50)
Foreclosed assets (2)	--	387	40	427	(112)
Operating lease assets	--	181	--	181	(11)

					$(2,725)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral. The carrying value of loans fully charged-off, which includes unsecured lines and loans, is zero.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

Fair Value Option
The following table reflects the differences between fair value carrying amount of mortgages held for sale measured at fair value under FAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity.

	March 31, 2009			December 31, 2008				March 31, 2008
			Fair value			Fair value				Fair value
			carrying			carrying				carrying
			amount			amount				amount
			less			less				less
	Fair value	Aggregate	aggregate	Fair value	Aggregate	aggregate		Fair value	Aggregate	aggregate
	carrying	unpaid	unpaid	carrying	unpaid	unpaid		carrying	unpaid	unpaid
(in millions)	amount	principal	principal	amount	principal	principal		amount	principal	principal

Mortgages held for sale reported at fair value:
Total loans	$35,205	$34,955	$250 (1)	$18,754	$18,862	$(108	)(1)	$27,927	$27,705	$222 (1)
Nonaccrual loans	211	491	(280)	152	344		(192)	48	86	(38)
Loans 90 days or more past due and still accruing	71	79	(8)	58	63		(5)	30	31	(1)

Loans held for sale reported at fair value:
Total loans	114	197	(83)	398	760		(362)	--	--	--
Loans 90 days or more past due and still accruing	(4)	3	(7)	1	17		(16)	--	--	--

(1)	The difference between fair value carrying amount and aggregate unpaid principal includes changes in fair value recorded at and subsequent to funding, gains and losses on the related loan commitment prior to funding, and premiums on acquired loans.
The assets accounted for under FAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair values related to initial measurement and subsequent changes in fair value included in earnings for these assets measured at fair value are shown, by income statement line item, below.

	Quarter ended March 31					,
	2009			2008
	Loans	Mortgages	Other	Mortgages	Other
	held	held	interests	held	interests
(in millions)	for sale	for sale	held	for sale	held

Changes in fair value included in net income:
Mortgage banking noninterest income:
Net gains on mortgage loan origination/sales activities (1)	$--	$1,663	$--	$752	$--
Other noninterest income	44	--	(17)	--		(67)

(1)	Includes changes in fair value of servicing associated with MHFS.
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
The following table provides detail of preferred stock.

			March 31, 2009		December 31, 2008
	Shares
	issued and		Carrying		Carrying
(in millions, except shares)	outstanding	Par value	value	Discount	value	Discount

Series D (1)
Fixed Rate Cumulative Perpetual Preferred Stock, Series D, $1,000,000 liquidation preference per share, 25,000 shares authorized	25,000	$25,000	$22,839	$2,161	$22,741	$2,259

DEP Shares
Dividend Equalization Preferred Shares, $10 liquidation preference per share, 97,000 shares authorized	96,546	--	--	--	--	--

Series J (1)(2)
8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J, $1,000 liquidation preference per share, 2,300,000 shares authorized	2,150,375	2,150	1,995	155	1,995	155

Series K (1)(2)
7.98% Fixed-to-Floating Non-Cumulative Perpetual Class A Preferred Stock, Series K, $1,000 liquidation preference per share, 3,500,000 shares authorized	3,352,000	3,352	2,876	476	2,876	476

Series L (1)(2)
7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L, $1,000 liquidation preference per share, 4,025,000 shares authorized	3,968,000	3,968	3,200	768	3,200	768

TOTAL	9,591,921	$34,470	$30,910	$3,560	$30,812	$3,658

(1)	Series D, J, K and L preferred shares qualify as Tier 1 capital.
(2)	In conjunction with the acquisition of Wachovia, at December 31, 2008, shares of Series J, K and L perpetual preferred stock were converted into shares of a corresponding series of Wells Fargo preferred stock having substantially the same rights and preferences. The carrying value is par value adjusted to fair value in purchase accounting.
In addition to the preferred stock issued and outstanding described in the table above, we have the following preferred stock authorized with no shares issued and outstanding:
•	Series A – Non-Cumulative Perpetual Preferred Stock, Series A, $100,000 liquidation preference per share, 25,001 shares authorized
•	Series B – Non-Cumulative Perpetual Preferred Stock, Series B, $100,000 liquidation preference per share, 17,501 shares authorized
•	Series G – 7.25% Class A Preferred Stock, Series G, $15,000 liquidation preference per share, 50,000 shares authorized
•	Series H – Floating Class A Preferred Stock, Series H, $20,000 liquidation preference per share, 50,000 shares authorized

•	Series I – 5.80% Fixed to Floating Class A Preferred Stock, Series I, $100,000 liquidation preference per share, 25,010 shares authorized
In addition, we hold shares of our ESOP (Employee Stock Ownership Plan) Cumulative Convertible Preferred Stock (ESOP Preferred Stock) that were issued to a trustee acting on behalf of the Wells Fargo & Company 401(k) Plan. The following table provides detail of our ESOP Preferred Stock.

	Shares issued and outstanding						Carrying value (in millions)
													Adjustable
	Mar. 31	,	Dec. 31	,	Mar. 31	,	Mar. 31	,	Dec. 31	,	Mar. 31	,	dividends rate
	2009		2008		2008		2009		2008		2008		Minimum	Maximum

ESOP Preferred Stock (1):

2008	138,108		156,914		395,494		$138		$157		$396		10.50%	11.50%

2007	110,159		110,159		126,374		110		110		126		10.75	11.75

2006	83,249		83,249		95,866		83		83		96		10.75	11.75

2005	62,484		62,484		73,434		63		63		73		9.75	10.75

2004	45,950		45,950		55,610		46		46		56		8.50	9.50

2003	29,218		29,218		37,043		29		29		37		8.50	9.50

2002	18,889		18,889		25,779		19		19		26		10.50	11.50

2001	10,393		10,393		16,593		10		10		17		10.50	11.50

2000	2,620		2,644		9,094		3		3		9		11.50	12.50

1999	--		--		1,261		--		--		1		10.30	11.30

Total ESOP Preferred Stock	501,070		519,900		836,548		$501		$520		$837

Unearned ESOP shares (2)							$(535)		$(555)		$(891)

(1)	Liquidation preference $1,000. At March 31, 2009, December 31, 2008, and March 31, 2008, additional paid-in capital included $34 million, $35 million and $54 million, respectively, related to preferred stock.
(2)	In accordance with the AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, we recorded a corresponding charge to unearned ESOP shares in connection with the issuance of the ESOP Preferred Stock. The unearned ESOP shares are reduced as shares of the ESOP Preferred Stock are committed to be released.

15. EMPLOYEE BENEFITS
We sponsor noncontributory qualified defined benefit retirement plans including the Wells Fargo & Company Cash Balance Plan (Cash Balance Plan), which covers eligible employees of the legacy Wells Fargo and the Wachovia Corporation Pension Plan (Pension Plan), a cash balance plan that covers eligible employees of the Wachovia Corporation.
We do not expect that we will be required to make a minimum contribution in 2009 for the Cash Balance Plan. The maximum we can contribute in 2009 for the Cash Balance Plan depends on several factors, including the finalization of participant data. Our decision on how much to contribute, if any, depends on other factors, including the actual investment performance of plan assets. Given these uncertainties, we cannot at this time reliably estimate the maximum deductible contribution or the amount that we will contribute in 2009 to the Cash Balance Plan.
The net periodic benefit cost was:

	Quarter ended March 31					,
	2009			2008
	Pension benefits			Pension benefits
		Non-	Other		Non-	Other
(in millions)	Qualified	qualified	benefits	Qualified	qualified	benefits

Service cost	$107	$4	$3	$73	$4	$3
Interest cost	145	19	21	69	5	10
Expected return on plan assets	(163)	--	(7)	(120)	--	(10)
Amortization of net actuarial loss (1)	106	2	1	--	3	--
Amortization of prior service cost	--	(1)	(1)	--	(1)	(1)

Net periodic benefit cost	$195	$24	$17	$22	$11	$2

(1)	Net actuarial loss is generally amortized over five years.
On April 28, 2009, the Board of Directors approved amendments to freeze the Wells Fargo qualified and supplemental Cash Balance Plans and the Wachovia Pension Plan, and to merge the Pension Plan into the qualified Cash Balance Plan. These actions are expected to be effective July 1, 2009, and to reduce pension cost by approximately $330 million in 2009.

16. EARNINGS PER COMMON SHARE
The table below shows earnings per common share and diluted earnings per common share and reconciles the numerator and denominator of both earnings per common share calculations.

	Quarter ended March 31		,
(in millions, except per share amounts)	2009	2008

Wells Fargo net income (numerator)	$3,045	$1,999

Less: Preferred stock dividends and accretion	661	--

Wells Fargo net income applicable to common stock (numerator)	$2,384	$1,999

EARNINGS PER COMMON SHARE
Average common shares outstanding (denominator)	4,247.4	3,302.4

Per share	$0.56	$0.61

DILUTED EARNINGS PER COMMON SHARE
Average common shares outstanding	4,247.4	3,302.4
Add: Stock options	1.8	15.4
Restricted share rights	0.1	0.1

Diluted average common shares outstanding (denominator)	4,249.3	3,317.9

Per share	$0.56	$0.60

At March 31, 2009, options and warrants to purchase 290.2 million and 110.3 million shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore were antidilutive. At March 31, 2008, options to purchase 175.7 million shares were antidilutive.

17. OPERATING SEGMENTS
As a result of the combination of Wells Fargo and Wachovia, management realigned its segments into the following three lines of business for management reporting: Community Banking, Wholesale Banking, and Wealth, Brokerage and Retirement Services. The results for these lines of business are based on our management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based on our management structure and is not necessarily comparable with similar information for other financial services companies. We define our operating segments by product type and customer segment. If the management structure and/or the allocation process changes, allocations, transfers and assignments may change. We revised prior period information to reflect the realignment of our operating segments; however, because the acquisition was completed on December 31, 2008, Wachovia’s results are included in the income statement and average balances beginning in 2009.
Community Banking offers a complete line of diversified financial products and services to consumers and small businesses with annual sales generally up to $20 million in which the owner generally is the financial decision maker. Community Banking also offers investment management and other services to retail customers and high net worth individuals, securities brokerage through affiliates and venture capital financing. These products and services include the Wells Fargo Advantage FundsSM, a family of mutual funds, as well as personal trust and agency assets. Loan products include lines of credit, equity lines and loans, equipment and transportation (recreational vehicle and marine) loans, education loans, origination and purchase of residential mortgage loans and servicing of mortgage loans and credit cards. Other credit products and financial services available to small businesses and their owners include receivables and inventory financing, equipment leases, real estate financing, Small Business Administration financing, venture capital financing, cash management, payroll services, retirement plans, Health Savings Accounts and merchant payment processing. Consumer and business deposit products include checking accounts, savings deposits, market rate accounts, Individual Retirement Accounts (IRAs), time deposits and debit cards.
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
Community Banking also includes Wells Fargo Financial consumer finance and auto finance operations. Consumer finance operations make direct consumer and real estate loans to individuals and purchase sales finance contracts from retail merchants from offices throughout the United States, and in Canada and the Pacific Rim. Auto finance operations specialize in purchasing sales finance contracts directly from auto dealers in Puerto Rico and making loans secured by autos in the United States, Canada and Puerto Rico. Wells Fargo Financial also provides credit cards, lease and other commercial financing.

Wholesale Banking provides financial solutions to businesses across the United States with annual sales generally in excess of $10 million and to financial institutions globally. Wholesale Banking provides a complete line of commercial, corporate, capital markets, cash management and real estate banking products and services. These include traditional commercial loans and lines of credit, letters of credit, asset-based lending, equipment leasing, mezzanine financing, high-yield debt, international trade facilities, foreign exchange services, treasury management, investment management, institutional fixed-income sales, interest rate, commodity and equity risk management, online/electronic products such as the Commercial Electronic Office® (CEO®) portal, insurance, corporate trust fiduciary and agency services, and investment banking services. Wholesale Banking manages and administers institutional investments and mutual funds, including the Wells Fargo Advantage Funds. Wholesale Banking includes the majority ownership interest in the Wells Fargo HSBC Trade Bank, which provides trade financing, letters of credit and collection services and is sometimes supported by the Export-Import Bank of the United States (a public agency of the United States offering export finance support for American-made products). Wholesale Banking also supports the commercial real estate market with products and services such as construction loans for commercial and residential development, land acquisition and development loans, secured and unsecured lines of credit, interim financing arrangements for completed structures, rehabilitation loans, affordable housing loans and letters of credit, permanent loans for securitization, commercial real estate loan servicing and real estate and mortgage brokerage services.
Wealth, Brokerage and Retirement Services provides private banking, investment management, trust, estate planning, brokerage, insurance and retirement services to clients using a comprehensive planning approach to meet each client’s needs. First quarter 2009 results include Wachovia, which added the following businesses to this segment: Wachovia Securities (retail brokerage), Wachovia Wealth Management, including its family office business, Calibre, and Wachovia’s retirement services and reinsurance businesses. Prior to the Wachovia acquisition, the segment contained the following Wells Fargo lines of business: Wealth Management Group, including the family office services business; bank-channel brokerage; online brokerage (Wells Trade); and HD Vest. It also included institutional trust and institutional retirement services. The following describes the combined lines of business now included in the segment. The Wealth Management Group uses an integrated model to provide affluent and high-net-worth customers with a complete range of wealth management solutions and services. Family Office Services meets the unique needs of ultra-high net worth customers managing multi-generational assets – those with at least $50 million in assets. Retail Brokerage’s financial advisors serve customers’ advisory, brokerage and financial needs, including investment management, retirement and estate planning as part of one of the largest full-service brokerage firms in the U.S. They also offer access to banking products, insurance, and investment banking services. First Clearing, our correspondent clearing firm, provides technology, product and other business support to broker-dealers across the U.S. The Retirement Group supports individual investors’ retirement needs and is a leader in 401(k) and pension recordkeeping, investment services, trust and custody solutions for U.S. companies and their employees. The division also provides reinsurance to global insurance companies.
Other includes integration expenses and the elimination of items that are included in both Community Banking and Wealth, Brokerage and Retirement Services, largely representing wealth management customers serviced and products sold in the stores.

					Wealth,
					Brokerage
(income/expense in millions,	Community		Wholesale		and Retirement				Consolidated
average balances in billions)	Banking		Banking		Services		Other		Company

Quarter ended March 31,	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (1)	$8,497	$4,718	$2,367	$1,026	$737	$154	$(225)	$(138)	$11,376	$5,760
Provision for credit losses	4,004	1,865	545	161	25	2	(16)	--	4,558	2,028
Noninterest income	5,456	3,482	2,540	1,151	1,902	483	(257)	(313)	9,641	4,803
Noninterest expense	7,158	3,905	2,531	1,344	2,219	485	(90)	(292)	11,818	5,442

Income (loss) before income tax expense (benefit)	2,791	2,430	1,831	672	395	150	(376)	(159)	4,641	3,093
Income tax expense (benefit)	890	897	647	180	158	57	(143)	(60)	1,552	1,074

Net income (loss) before noncontrolling interests	1,901	1,533	1,184	492	237	93	(233)	(99)	3,089	2,019
Less: Net income (loss) from noncontrolling interests	62	11	4	9	(22)	--	--	--	44	20

Segment net income (loss)	$1,839	$1,522	$1,180	$483	$259	$93	$(233)	$(99)	$3,045	$1,999

Average loans	$552.8	$282.7	$271.9	$100.8	$46.7	$13.7	$(15.8)	$(13.3)	$855.6	$383.9
Average assets	797.9	431.8	403.8	140.0	104.0	16.7	(16.0)	(13.5)	1,289.7	575.0
Average core deposits	538.0	246.6	138.5	68.2	102.6	21.0	(25.2)	(18.5)	753.9	317.3

(1)	Net interest income is the difference between interest earned on assets and the cost of liabilities to fund those assets. Interest earned includes actual interest earned on segment assets and, if the segment has excess liabilities, interest credits for providing funding to other segments. The cost of liabilities includes interest expense on segment liabilities and, if the segment does not have enough liabilities to fund its assets, a funding charge based on the cost of excess liabilities from another segment.

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Following are the condensed consolidating financial statements of the Parent and Wells Fargo Financial, Inc. and its wholly-owned subsidiaries (WFFI).
Condensed Consolidating Statement of Income

	Quarter ended March 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$716	$--	$--	$(716)	$--
Nonbank	--	--	--	--	--
Interest income from loans	--	985	9,785	(5)	10,765
Interest income from subsidiaries	651	--	--	(651)	--
Other interest income	113	26	3,412	(3)	3,548

Total interest income	1,480	1,011	13,197	(1,375)	14,313

Deposits	--	--	1,007	(8)	999
Short-term borrowings	64	9	336	(286)	123
Long-term debt	1,029	368	783	(401)	1,779
Other interest-expense	--	--	36	--	36

Total interest expense	1,093	377	2,162	(695)	2,937

NET INTEREST INCOME	387	634	11,035	(680)	11,376
Provision for credit losses	--	675	3,883	--	4,558

Net interest income after provision for credit losses	387	(41)	7,152	(680)	6,818

NONINTEREST INCOME
Fee income – nonaffiliates	--	53	5,310	--	5,363
Other	173	33	4,697	(625)	4,278

Total noninterest income	173	86	10,007	(625)	9,641

NONINTEREST EXPENSE
Salaries and benefits	138	19	6,337	--	6,494
Other	110	194	5,645	(625)	5,324

Total noninterest expense	248	213	11,982	(625)	11,818

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	312	(168)	5,177	(680)	4,641
Income tax expense (benefit)	(158)	(57)	1,767	--	1,552
Equity in undistributed income of subsidiaries	2,575	--	--	(2,575)	--

NET INCOME (LOSS) BEFORE NONCONTROLLING INTERESTS	3,045	(111)	3,410	(3,255)	3,089
Less: Net income from noncontrolling interests	--	--	44	--	44

PARENT, WFFI, OTHER AND WELLS FARGO NET INCOME (LOSS)	$3,045	$(111)	$3,366	$(3,255)	$3,045

Condensed Consolidating Statement of Income

	Quarter ended March 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

Dividends from subsidiaries:
Bank	$797	$--	$--	$(797)	$--
Nonbank	11	--	--	(11)	--
Interest income from loans	1	1,407	5,824	(20)	7,212
Interest income from subsidiaries	859	--	--	(859)	--
Other interest income	54	29	1,556	(2)	1,637

Total interest income	1,722	1,436	7,380	(1,689)	8,849

Deposits	--	--	1,759	(165)	1,594
Short-term borrowings	144	83	421	(223)	425
Long-term debt	858	495	210	(493)	1,070
Other interest-expense	--	--	--	--	--

Total interest expense	1,002	578	2,390	(881)	3,089

NET INTEREST INCOME	720	858	4,990	(808)	5,760
Provision for credit losses	--	342	1,686	--	2,028

Net interest income after provision for credit losses	720	516	3,304	(808)	3,732

NONINTEREST INCOME
Fee income – nonaffiliates	--	116	2,452	--	2,568
Other	293	48	2,310	(416)	2,235

Total noninterest income	293	164	4,762	(416)	4,803

NONINTEREST EXPENSE
Salaries and benefits	(103)	266	3,052	--	3,215
Other	(105)	277	2,471	(416)	2,227

Total noninterest expense	(208)	543	5,523	(416)	5,442

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,221	137	2,543	(808)	3,093
Income tax expense	145	55	874	--	1,074
Equity in undistributed income of subsidiaries	923	--	--	(923)	--

NET INCOME BEFORE NONCONTROLLING INTERESTS	1,999	82	1,669	(1,731)	2,019
Less: Net income from noncontrolling interests	--	--	20	--	20

PARENT, WFFI, OTHER AND WELLS FARGO NET INCOME	$1,999	$82	$1,649	$(1,731)	$1,999

Condensed Consolidating Balance Sheet

	March 31, 2009
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$28,550	$211	$--	$(28,761)	$--
Nonaffiliates	--	268	40,543	--	40,811
Securities available for sale	4,731	2,221	171,519	(3)	178,468
Mortgages and loans held for sale	--	--	45,113	--	45,113
Loans	9	37,598	819,483	(13,511)	843,579
Loans to subsidiaries:
Bank	14,597	--	--	(14,597)	--
Nonbank	64,161	--	--	(64,161)	--
Allowance for loan losses	--	(1,723)	(20,558)	--	(22,281)

Net loans	78,767	35,875	798,925	(92,269)	821,298

Investments in subsidiaries:
Bank	113,435	--	--	(113,435)	--
Nonbank	19,663	--	--	(19,663)	--
Other assets	12,316	1,376	200,163	(13,654)	200,201

Total assets	$257,462	$39,951	$1,256,263	$(267,785)	$1,285,891

LIABILITIES AND EQUITY
Deposits	$--	$--	$823,550	$(26,281)	$797,269
Short-term borrowings	5,294	8,237	105,010	(46,457)	72,084
Accrued expenses and other liabilities	6,984	1,182	65,219	(14,554)	58,831
Long-term debt	133,679	29,110	124,221	(36,360)	250,650
Indebtedness to subsidiaries	11,210	--	--	(11,210)	--

Total liabilities	157,167	38,529	1,118,000	(134,862)	1,178,834
Parent, WFFI, Other and Wells Fargo stockholders’ equity	100,295	1,407	131,516	(132,923)	100,295

Noncontrolling interests	--	15	6,747	--	6,762

Total equity	100,295	1,422	138,263	(132,923)	107,057

Total liabilities and equity	$257,462	$39,951	$1,256,263	$(267,785)	$1,285,891

Condensed Consolidating Balance Sheet

	March 31, 2008
			Other
			consolidating		Consolidated
(in millions)	Parent	WFFI	subsidiaries	Eliminations	Company

ASSETS
Cash and cash equivalents due from:
Subsidiary banks	$15,105	$306	$--	$(15,411)	$--
Nonaffiliates	--	214	17,103	--	17,317
Securities available for sale	2,270	2,023	77,499	(5)	81,787
Mortgages and loans held for sale	--	--	30,521	--	30,521
Loans	10	51,060	344,624	(9,361)	386,333
Loans to subsidiaries:
Bank	11,400	--	--	(11,400)	--
Nonbank	54,260	--	--	(54,260)	--
Allowance for loan losses	--	(1,025)	(4,778)	--	(5,803)

Net loans	65,670	50,035	339,846	(75,021)	380,530

Investments in subsidiaries:
Bank	49,371	--	--	(49,371)	--
Nonbank	5,568	--	--	(5,568)	--
Other assets	11,417	1,574	78,323	(6,248)	85,066

Total assets	$149,401	$54,152	$543,292	$(151,624)	$595,221

LIABILITIES AND EQUITY
Deposits	$--	$--	$373,555	$(15,411)	$358,144
Short-term borrowings	5,023	10,804	69,075	(30,919)	53,983
Accrued expenses and other liabilities	4,921	1,497	29,054	(3,992)	31,480
Long-term debt	80,991	38,579	19,821	(36,216)	103,175
Indebtedness to subsidiaries	10,307	--	--	(10,307)	--

Total liabilities	101,242	50,880	491,505	(96,845)	546,782
Parent, WFFI, Other and Wells Fargo stockholders’ equity	48,159	3,258	51,521	(54,779)	48,159

Noncontrolling interests	--	14	266	--	280

Total equity	48,159	3,272	51,787	(54,779)	48,439

Total liabilities and equity	$149,401	$54,152	$543,292	$(151,624)	$595,221

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2009
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$(828)	$612	$16,051	$15,835

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	97	193	10,470	10,760
Prepayments and maturities	--	39	7,304	7,343
Purchases	(283)	(317)	(38,573)	(39,173)
Loans:
Decrease in banking subsidiaries’ loan originations, net of collections	--	17	10,891	10,908
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	--	--	419	419
Purchases (including participations) of loans by banking subsidiaries	--	--	(301)	(301)
Principal collected on nonbank entities’ loans	--	2,310	865	3,175
Loans originated by nonbank entities	--	(991)	(1,004)	(1,995)
Net repayments from (advances to) subsidiaries	9,976	--	(9,976)	--
Capital notes and term loans made to subsidiaries	(22)	--	22	--
Principal collected on notes/loans made to subsidiaries	1,560	--	(1,560)	--
Net decrease (increase) in investment in subsidiaries	(436)	--	436	--
Net cash paid for acquisitions	--	--	(123)	(123)
Net change in noncontrolling interests	--	--	(186)	(186)
Other, net	22,264	140	5,284	27,688

Net cash provided (used) by investing activities	33,156	1,391	(16,032)	18,515

Cash flows from financing activities:
Net change in:
Deposits	--	--	15,725	15,725
Short-term borrowings	(16,187)	(426)	(19,377)	(35,990)
Long-term debt:
Proceeds from issuance	3,522	--	289	3,811
Repayment	(5,175)	(1,524)	(11,178)	(17,877)
Preferred stock:
Cash dividends paid and accretion	(623)	--	--	(623)
Common stock:
Proceeds from issuance	524	--	--	524
Repurchased	(54)	--	--	(54)
Cash dividends paid	(1,443)	--	--	(1,443)

Net cash used by financing activities	(19,436)	(1,950)	(14,541)	(35,927)

Net change in cash and due from banks	12,892	53	(14,522)	(1,577)
Cash and due from banks at beginning of quarter	15,658	426	7,679	23,763

Cash and due from banks at end of quarter	$28,550	$479	$(6,843)	$22,186

Condensed Consolidating Statement of Cash Flows

	Quarter ended March 31, 2008
			Other
			consolidating
			subsidiaries/	Consolidated
(in millions)	Parent	WFFI	eliminations	Company

Cash flows from operating activities:
Net cash provided (used) by operating activities	$499	$668	$(1,557)	$(390)

Cash flows from investing activities:
Securities available for sale:
Sales proceeds	882	359	14,972	16,213
Prepayments and maturities	--	78	5,388	5,466
Purchases	(792)	(357)	(29,798)	(30,947)
Loans:
Increase in banking subsidiaries’ loan originations, net of collections	--	(171)	(3,348)	(3,519)
Proceeds from sales (including participations) of loans originated for investment by banking subsidiaries	--	--	325	325
Purchases (including participations) of loans by banking subsidiaries	--	--	(2,656)	(2,656)
Principal collected on nonbank entities’ loans	--	4,194	821	5,015
Loans originated by nonbank entities	--	(4,439)	(834)	(5,273)
Net repayments from (advances to) subsidiaries	(2,858)	--	2,858	--
Capital notes and term loans made to subsidiaries	(630)	--	630	--
Principal collected on notes/loans made to subsidiaries	2,500	--	(2,500)	--
Net decrease (increase) in investment in subsidiaries	(48)	--	48	--
Net cash paid for acquisitions	--	--	(46)	(46)
Net change in noncontrolling interests	--	--	6	6
Other, net	439	(52)	(3,391)	(3,004)

Net cash used by investing activities	(507)	(388)	(17,525)	(18,420)

Cash flows from financing activities:
Net change in:
Deposits	--	--	13,684	13,684
Short-term borrowings	1,506	1,687	(2,465)	728
Long-term debt:
Proceeds from issuance	7,075	1,105	(43)	8,137
Repayment	(7,414)	(3,037)	2,882	(7,569)
Common stock:
Proceeds from issuance	317	--	--	317
Repurchased	(351)	--	--	(351)
Cash dividends paid	(1,024)	--	--	(1,024)
Excess tax benefits related to stock option payments	15	--	--	15
Other, net	--	2	3,260	3,262

Net cash provided (used) by financing activities	124	(243)	17,318	17,199

Net change in cash and due from banks	116	37	(1,764)	(1,611)
Cash and due from banks at beginning of quarter	14,989	483	(715)	14,757

Cash and due from banks at end of quarter	$15,105	$520	$(2,479)	$13,146

19. REGULATORY AND AGENCY CAPITAL REQUIREMENTS
The Company and each of its subsidiary banks and thrifts are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board (FRB), the Office of the Comptroller of the Currency and the Office of Thrift Supervision, respectively.
We do not consolidate our wholly-owned trusts (the Trusts) formed solely to issue trust preferred securities. At March 31, 2009, the amount of trust preferred securities and perpetual preferred purchase securities issued by the Trusts that was includable in Tier 1 capital in accordance with FRB risk-based capital guidelines was approximately $19.3 billion. The junior subordinated debentures held by the Trusts were included in the Company’s long-term debt.

								To be well capitalized
								under the FDICIA
			For capital					prompt corrective
	Actual		adequacy purposes					action provisions
(in billions)	Amount	Ratio	Amount		Ratio			Amount		Ratio

As of March 31, 2009:
Total capital (to risk-weighted assets)
Wells Fargo & Company	$131.8	12.30%	≥	$85.7	≥	8.00%
Wells Fargo Bank, N.A.	53.7	11.87	≥	36.2	≥	8.00		≥	$45.3	≥	10.00%
Wachovia Bank, N.A.	57.5	12.02	≥	38.2	≥	8.00		≥	47.8	≥	10.00
Tier 1 capital (to risk-weighted assets)
Wells Fargo & Company	$89.0	8.30%	≥	$42.9	≥	4.00%
Wells Fargo Bank, N.A.	34.8	7.70	≥	18.1	≥	4.00		≥	$27.2	≥	6.00%
Wachovia Bank, N.A.	35.4	7.41	≥	19.1	≥	4.00		≥	28.7	≥	6.00
Tier 1 capital (to average assets) (Leverage ratio)
Wells Fargo & Company	$89.0	7.09%	≥	$50.2	≥	4.00	%(1)
Wells Fargo Bank, N.A.	34.8	6.53	≥	21.3	≥	4.00	(1)	≥	$26.7	≥	5.00%
Wachovia Bank, N.A.	35.4	6.20	≥	22.9	≥	4.00	(1)	≥	28.6	≥	5.00

(1)	The leverage ratio consists of Tier 1 capital divided by quarterly average total assets, excluding goodwill and certain other items. The minimum leverage ratio guideline is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings, effective management and monitoring of market risk and, in general, are considered top-rated, strong banking organizations.
Certain subsidiaries of the Company are approved seller/servicers, and are therefore required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At March 31, 2009, each seller/servicer met these requirements.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this item can be found in Note 11 (Guarantees and Legal Actions) to Financial Statements in this Report which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Information in response to this item can be found under “Financial Review — Risk Factors” in this Report which information is incorporated by reference into this item.

PART II – OTHER INFORMATION
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows Company repurchases of its common stock for each calendar month in the quarter ended March 31, 2009.

				Maximum number of
	Total number			shares that may yet
Calendar	of shares		Weighted-average	be repurchased under
month	repurchased	(1)	price paid per share	the authorizations

January	2,228,293		$24.00	12,128,427
February	10,458		14.77	12,117,969
March	55,995		10.31	12,061,974

Total	2,294,746

(1)	All shares were repurchased under the authorization covering up to 25 million shares of common stock approved by the Board of Directors and publicly announced by the Company on September 23, 2008. Unless modified or revoked by the Board, this authorization does not expire.
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

Dated: May 11, 2009	WELLS FARGO & COMPANY
	By:	/s/ RICHARD D. LEVY
Richard D. Levy
Executive Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(a)	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 28, 2006.

3(b)	Certificate of Designations for the Company’s 2007 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(c)	Certificate Eliminating the Certificate of Designations for the Company’s 1997 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 19, 2007.

3(d)	Certificate of Designations for the Company’s 2008 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(e)	Certificate Eliminating the Certificate of Designations for the Company’s 1998 ESOP Cumulative Convertible Preferred Stock.	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed March 18, 2008.

3(f)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed May 19, 2008.

3(g)	Certificate of Designations for the Company’s Non-Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed September 10, 2008.

3(h)	Certificate of Designations for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 30, 2008.

3(i)	Certificate of Designations for the Company’s Dividend Equalization Preferred Shares.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(j)	Certificate of Designations for the Company’s Class A Preferred Stock, Series G.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(k)	Certificate of Designations for the Company’s Class A Preferred Stock, Series H.	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(l)	Certificate of Designations for the Company’s Class A Preferred Stock, Series I.	Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(m)	Certificate of Designations for the Company’s 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J.	Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(n)	Certificate of Designations for the Company’s Fixed-to-Floating Rate Non-Cumulative Perpetual Class A Preferred Stock, Series K.	Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed December 30, 2008.

3(o)	Certificate of Designations for the Company’s 7.50% Non-Cumulative Perpetual Convertible Class A Preferred Stock, Series L.	Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed December 30, 2008.

Exhibit
Number	Description				Location

3(p)	By-Laws.				Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed December 4, 2006.

4(a)	See Exhibits 3(a) through 3(p).

4(b)	The Company agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of senior and subordinated debt of the Company.

10(a)	Amendment to Directors Stock Compensation and Deferral Plan.				Filed herewith.

10(b)	Amendments to Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan.				Filed herewith.

12(a)	Computation of Ratios of Earnings to Fixed Charges:				Filed herewith.

	Quarter ended March 31			,
		2009	2008

	Including interest on deposits	2.50	1.98

	Excluding interest on deposits	3.22	2.98

(Computation is based on Wells Fargo net income.)

12(b)	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends:				Filed herewith.

	Quarter ended March 31			,
		2009	2008

	Including interest on deposits	1.89	1.98

	Excluding interest on deposits	2.17	2.98

(Computation is based on Wells Fargo net income.)

31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith.

32(a)	Certification of Periodic Financial Report by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.				Furnished herewith.

32(b)	Certification of Periodic Financial Report by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. § 1350.				Furnished herewith.